Form 10-Q
period 1998-12-31
PHILIPP BROTHERS CHEMICALS INC
filed 1999-02-12
CIK 1069899

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                        Commission File Number 333-64641

                        Philipp Brothers Chemicals, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter.)

            New York                                          13-1840497
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                  One Parker Plaza, Fort Lee, New Jersey 07024
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 944-6020)
                                 ---------------
              (Registrant's telephone number, including area code

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes |_|                          No |X|(1)

Number of shares of each class of common stock outstanding as of January 31, 1999:

      Class A Common Stock, $.10 par value      12,600.00
      Class B Common Stock, $.10 par value      11,888.50

----------

      (1) The Company became subject to the reporting obligations under the Securities and Exchange Act of 1934 on December 17, 1998.

                        PHILIPP BROTHERS CHEMICALS, INC.

                                Table of Contents

                                                                          Page
                                                                          ----
PART I      FINANCIAL INFORMATION

            Item 1.     Condensed Financial Statements                       3

                        Condensed Consolidated Balance Sheets                4

                        Condensed Consolidated Statements of Operations      5

                        Condensed Consolidated Statements of Changes in
                        Stockholders' Equity                                 6

                        Condensed Consolidated Statements of Cash Flows      7

                        Notes to Condensed Consolidated Financial
                        Statements                                           8

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       21

            Item 3.     Quantitative and Qualitative Disclosures About
                        Market Risk                                         39

PART II     OTHER INFORMATION

            Item 2.     Changes in Securities and Use of Proceeds           40

            Item 6.     Exhibits and Reports on Form 8-K                    40

SIGNATURES                                                                  41

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward- looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-Q and are discussed in Item 2 of Part I of this Form 10-Q under the caption "Certain Factors Affecting Future Operating Results."

PART I - FINANCIAL INFORMATION

Item 1.                  Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                 (IN THOUSANDS)

                                                                       December 31,  June 30,
                                                                          1998         1998
                                                                        ---------    ---------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $   5,096    $  24,221
  Trade receivables, less allowance for doubtful
    accounts of $ 827 at December 31, 1998 and $ 751 at June 30, 1998      51,510       57,560
  Other receivables                                                         4,508        6,000
  Inventories                                                              56,573       37,567
  Prepaid expenses and other current assets                                 8,902        5,491
                                                                        ---------    ---------

       TOTAL CURRENT ASSETS                                               126,589      130,839

PROPERTY, PLANT AND EQUIPMENT, net                                         65,521       40,510

INTANGIBLES                                                                 7,607        3,771

OTHER ASSETS                                                               19,722       17,076
                                                                        ---------    ---------

                                                                        $ 219,439    $ 192,196
                                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft                                                        $   2,088    $   1,915
  Loans payable to banks                                                    2,887           --
  Current portions of long-term debt                                        1,726        1,646
  Accounts payable                                                         32,018       31,517
  Other loans payable                                                          65          492
  Accrued expenses and other current liabilities                           17,052       15,602
                                                                        ---------    ---------

       TOTAL CURRENT LIABILITIES                                           55,836       51,172

LONG-TERM DEBT                                                            125,887      102,158

OTHER LIABILITIES                                                          11,904       10,103
                                                                        ---------    ---------

       TOTAL LIABILITIES                                                  193,627      163,433
                                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
  Common stock                                                              2,368        2,563
  Common stock of subsidiaries                                              2,136        2,623
                                                                        ---------    ---------
       TOTAL REDEEMABLE SECURITIES                                          4,504        5,186
                                                                        =========    =========
STOCKHOLDERS' EQUITY:

  Series A preferred stock                                                    521          521
  Common stock                                                                  3            3
  Paid-in capital                                                             435          435
  Retained earnings                                                        20,886       23,221
  Accumulated other comprehensive income -
    cumulative currency translation adjustment                               (537)        (603)
                                                                        ---------    ---------

       TOTAL STOCKHOLDERS' EQUITY                                          21,308       23,577
                                                                        ---------    ---------

                                                                        $ 219,439    $ 192,196
                                                                        =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    DECEMBER 31,             DECEMBER 31,
                                                  1998         1997         1998         1997
                                              ------------------------  ------------------------
NET SALES                                      $  72,893    $  67,678    $ 132,102    $ 130,308

COST OF GOODS SOLD                                53,072       51,342       99,702       99,337
                                               -----------------------   -----------------------

  GROSS PROFIT                                    19,821       16,336       32,400       30,971

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      17,649       14,936       29,612       28,857
                                               -----------------------   -----------------------

  OPERATING INCOME                                 2,172        1,400        2,788        2,114

OTHER:
  Interest expense                                 3,297        1,651        6,019        3,217
  Interest income                                   (130)        (125)        (473)        (266)
  Other (income) expense, net                        848       (1,120)       1,188          603
                                               -----------------------   -----------------------

  INCOME (LOSS) BEFORE INCOME TAXES               (1,843)         994       (3,946)      (1,440)

PROVISION (BENEFIT) FOR INCOME TAXES                (595)         280       (1,609)        (582)
                                               -----------------------   -----------------------

  NET INCOME (LOSS)                            $  (1,248)   $     714    $  (2,337)   $    (858)
                                               =======================   =======================

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (Unaudited)

        FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                          Preferred Stock     Common Stock
                                          ---------------  --------------------                        Accumulated Other
                                                            Class       Class     Paid-in    Retained    comprehensive
                                              Series A       "A"         "B"      Capital    Earnings        Income         Total
                                              --------     --------    --------   --------   --------       --------       --------
BALANCE, JULY 1, 1998                         $    521     $      2    $      1   $    435   $ 23,221       $   (603)      $ 23,577

   Foreign currency translation adjustment          --           --          --         --         --            276            276
   Net loss                                         --           --          --         --     (1,087)            --         (1,087)
                                              --------     --------    --------   --------   --------       --------       --------

BALANCE, SEPTEMBER 30, 1998                        521            2           1        435     22,134           (327)        22,766

   Foreign currency translation adjustment                                                                      (210)          (210)
   Net loss                                                                                    (1,248)                       (1,248)

                                              --------     --------    --------   --------   --------       --------       --------
BALANCE, DECEMBER  31, 1998                   $    521     $      2    $      1   $    435   $ 20,886       $   (537)      $ 21,308
                                              ========     ========    ========   ========   ========       ========       ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

               FOR THE SIX MONTHS ENDED DECEMBER 31,1998 AND 1997
                                 (IN THOUSANDS)

                                                                                   1998        1997
                                                                                 --------    --------
OPERATING ACTIVITIES:
    Net loss                                                                     $ (2,337)   $   (858)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation and amortization                                                 5,066       4,848
      Other                                                                           701         102
      Changes in operating assets and liabilities, net of businesses acquired:
         Accounts receivable                                                       12,680       4,074
         Inventories                                                               (8,693)     (3,949)
         Prepaid expenses and other current assets                                    102      (1,542)
         Other assets                                                                (298)        (28)
         Accounts payable                                                          (4,349)       (155)
         Accrued expenses and other current liabilities                            (2,368)       (587)
                                                                                 --------    --------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    504       1,905
                                                                                 --------    --------

INVESTING ACTIVITIES:
    Capital expenditures                                                           (5,885)     (4,914)
    Acquisition of businesses, net of cash acquired                               (21,505)         --
    Other                                                                              --        (520)
                                                                                 --------    --------
         NET CASH USED IN INVESTING ACTIVITIES                                    (27,390)     (5,434)
                                                                                 --------    --------

FINANCING ACTIVITIES:
    Cash overdraft                                                                    173         556
    Net increase in short-term debt                                                 1,978       2,718
    Proceeds from long-term debt                                                    5,740         126
    Payments of long-term debt                                                       (130)     (2,033)
    Proceeds from life insurance                                                       --       6,045
                                                                                 --------    --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                  7,761       7,412
                                                                                 --------    --------


      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (19,125)      3,883

CASH AND CASH EQUIVALENTS at beginning of period                                   24,221       4,093
                                                                                 --------    --------

         CASH AND CASH EQUIVALENTS at end of period                              $  5,096    $  7,976
                                                                                 ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1998 and June 30, 1998 and the results of operations and cash flows for the three months and six months ended December 31, 1998 and 1997.

      The condensed consolidated balance sheet as of June 30, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Additionally, it should be noted that the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1998.

      The results of operations for the three months and six months ended December 31, 1998 and 1997 are not indicative of results for the full year.

2. Acquisition

      On October 1, 1998, the Company acquired (the "ODDA Acquisition") all of the outstanding capital stock of ODDA Smelteverk, AS, a Norwegian company, and certain assets of the business of BOC Carbide Industries in the United Kingdom (together "ODDA") from the BOC Group Plc for approximately $19 million in cash and $18.2 million in debt. ODDA manufactures calcium carbide and dicyandiamide which is distributed worldwide. The principal uses of calcium carbide are for the production of acetylene for welding and cutting, and desulphurization of iron and steel. The principal uses of dicyandiamide are for pharmaceutical manufacturing and a fire-retarding agent for fabrics, wood and paint. The acquisition has been accounted for using the purchase method of accounting.

      The unaudited consolidated results of operations on a pro forma basis as if such acquisition had occurred at the beginning of the six month periods being reported are as follows:

                                    Six Months Ended
                                      December 31,
                                    ----------------
                                   1998          1997
                                   ----          ----

                  Net sales      $141,461      $151,854
                  Net loss         (3,869)       (1,525)

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) - (Continued)
                                 (In thousands)

3. Summary of Significant Accounting Policies

      Principles of Consolidation and Basis of Presentation

      The condensed consolidated financial statements include the accounts of Philipp Brothers Chemicals, Inc. and its subsidiaries, all of which are either wholly owned or controlled (collectively, referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

      The fiscal year of the Company and its subsidiaries (other than its Israeli and Brazilian subsidiaries) ends on June 30. The fiscal year of the Company's Israeli and Brazilian subsidiaries ends on March 31. Accordingly, the accounts of the Company's Israeli and Brazilian subsidiaries are included in the condensed consolidated financial statements on a three-month lag. The condensed consolidated balance sheets include a payable to the subsidiaries in the amount of $1,377 at December 31, 1998, included in other current liabilities, and a receivable from the subsidiaries of $2,686 at June 30, 1998, included in other receivables, which represent net transactions (merchandise purchases and cash payments) with the subsidiaries.

      Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods, however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at December 31, 1998 and June 30, 1998 are based on perpetual records and consist of the following:

                                               December 31,   June 30,
                                                  1998          1998
                                                  ----          ----
            Raw materials....................   $ 27,102      $ 18,511
            Work-in-process..................      6,026         2,604
            Finished goods...................     23,445        16,452
                                                --------      --------
                                                $ 56,573      $ 37,567
                                                ========      ========

   Comprehensive Income

      Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) - (Continued)
                                 (In thousands)

      The Company's comprehensive income amounts were computed as follows:

                                        Three Months Ended    Six Months Ended
                                            December 31,         December 31,
                                        ------------------    ----------------
                                          1998       1997      1998       1997
                                          ----       ----      ----       ----
Net Earnings (Loss)                     $(1,248)   $   714   $(2,337)   $  (858)
Change in foreign currency translation
  adjustments                              (210)       869        66        361
                                        -------    -------   -------    -------
      Comprehensive Income (Loss)       $(1,458)   $ 1,583   $(2,271)   $  (497)
                                        =======    =======   =======    =======

4. Contingencies

   a. Litigation

      The Company is party to a number of claims and lawsuits arising in the normal course of business, including patent infringement, product liabilities and governmental regulation concerning environmental and other matters. Certain of these actions seek damages in various amounts. All such claims are being contested, and management believes the resolution of these matters will not materially affect the consolidated financial position, results of operations or cash flows of the Company

   b. Environmental Remediation

      The Company's domestic subsidiaries are subject to various federal, state and local environmental laws and regulations which govern the management of chemical wastes. The most significant regulation governing the Company's recycling activities is the Resource Conservation and Recovery Act of 1976 ("RCRA"). The Company has been issued final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina and Sewaren, New Jersey. The Company has also obtained an interim status RCRA permit for its Union City, California facility.

      In connection with applying for RCRA "Part B" permits, the Company has been required to perform extensive site investigations at certain of its operating facilities and inactive sites to identify possible contamination and to provide the regulatory authorities with plans and schedules for remediation. Some soil and groundwater contamination has been identified at several plant sites and will require corrective action over the next several years.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) - (Continued)
                                 (In thousands)

      The Company has been named as a potentially responsible party ("PRP") in connection with an action commenced by the Environmental Protection Agency ("EPA"), involving a third party fertilizer manufacturing site in South Carolina. The Company has also received a settlement proposal approximating $800, which it believes is unfairly high in relation to settlements offered to other PRPs. While the outcome of ongoing negotiation is uncertain, the Company has accrued in fiscal 1998, its best estimate of the amount for which this matter can be settled.

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $2,049 as of December 31, 1998, which is included in current and long-term liabilities.

5. Credit Facility

      On August 19, 1998, the Company entered into a $60 million senior secured credit facility with PNC Bank, National Association, as agent and on behalf of itself ("Credit Facility"). The Credit Facility is structured as a five-year, $35 million revolving credit facility subject to availability under a borrowing base formula for domestic accounts receivable and inventories. The Company, under terms of the Credit Facility, may choose between two interest rate options: (i) base rate, as defined, or (ii) Euro rate as defined, plus 1-1/4%-2% depending on the Company's operating performance. In addition, a two-year, $25 million acquisition line of credit is available to the Company. Drawdowns under the acquisition line of credit shall amortize on a five-year basis with the balances due at maturity. No amounts have been drawn down under the acquisition line of credit.

      The Credit Facility requires, among other things, the maintenance of certain fixed charge coverage ratios and a certain level of net worth for the domestic operations of the Company, as defined. In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries stock, disposition of assets, investments, and mergers and acquisitions.

6. Condensed Consolidating Financial Statements

      In June 1998, the Company issued $100 million of its 9 7/8% Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries, the voting shares of which are wholly-owned, fully and unconditionally guaranteed such Notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company has determined that they are not material to investors. Foreign subsidiaries do not presently guarantee the Notes.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) - (Continued)
                                 (In thousands)

      The following condensed consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: PBC and its subsidiaries (C.P. Chemicals, Inc., Koffolk, Inc., Phibro-Tech, Inc., MRT Management Corp., Mineral Resource Technologies, L.L.C., Prince Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company (IL), Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp.). The Non-Guarantor Subsidiaries include the following: (Koffolk (1949) Ltd., Agtrol International, Ferro Metal and Chemical Corporation and ODDA). The voting shares of the U.S. Guarantor Subsidiaries are wholly-owned by the Parent, and the foreign Non-Guarantor Subsidiaries are majority owned by the Parent.

      Investments in subsidiaries are accounted for by the Parent using the equity method. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group.

PHILIPP BROTHERS CHEMICALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998

                                 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                     PARENT      U.S. GUARANTOR   FOREIGN SUBSIDIARIES  CONSOLIDATION   CONSOLIDATED
                                                                  SUBSIDIARIES      NON-GUARANTORS       ADJUSTMENTS       BALANCE
------------------------------------------------------------------------------------------------------------------------------------

                      ASSETS

CURRENT ASSETS:

Cash and cash equivalents                           $    295        $    722           $   4,079                          $  5,096

Trade receivables                                      5,264          19,592              26,654                            51,510
                                                                                                                                 0
Other receivables                                      1,592             495               2,421                             4,508
Inventory                                              2,670          25,529              28,374                 0          56,573
Prepaid expenses & other                               5,925           1,702               1,275                             8,902
                                                    --------------------------------------------------------------------------------
               Total current assets                   15,746          48,040              62,803                 0         126,589
                                                    --------------------------------------------------------------------------------

Property, plant & equipment, net                       1,067          15,677              48,777                 0          65,521

Intangibles                                               15           2,949               4,643                             7,607
Investment in subsidiaries                            58,623           1,960              (3,569)          (57,014)              0
Intercompany                                          52,347         (10,710)              1,756           (43,393)              0
Other assets                                           7,866           7,782               4,074                            19,722
                                                    --------------------------------------------------------------------------------
                   Total Assets                     $135,664        $ 65,698           $ 118,484        $ (100,407)       $219,439
                                                    ================================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash overdraft                                      $    943        $    960           $     185                          $  2,088
Loan payable to banks                                      0               0               2,887                             2,887
Current portion of long-term debt                        144           1,564                  18                             1,726
Accounts payable                                       1,705          11,331              18,982                            32,018
Other loans payable                                       65               0                   0                                65
Accrued expenses and other                             3,164           7,150               6,738                 0          17,052
                                                    --------------------------------------------------------------------------------
Total current liabilities                              6,021          21,005              28,810                 0          55,836
                                                    --------------------------------------------------------------------------------

Long term debt                                       103,546           1,844              63,890           (43,393)        125,887

Other liabilities                                      1,450           6,579               3,875                 0          11,904

Redeemable securities:
Common stock                                           2,368                                                                 2,368
Common stock of subsidiaries                                           2,136                                                 2,136
                                                    --------------------------------------------------------------------------------
                Stockholders' equity                   2,368           2,136                   0                 0           4,504
                                                    ================================================================================

Series A preferred stock                                 521               0                   0                 0             521
Common stock                                               3              32                 131              (163)              3
Paid in capital                                          864          27,560               2,414           (30,403)            435
Retained earnings                                     20,886           6,512              19,936           (26,448)         20,886
Accumulated other comprehensive income-
cumulative currency translation adjustment                 5              30                (572)                0            (537)
                                                    --------------------------------------------------------------------------------
             Total stockholders equity                22,279          34,134              21,909           (57,014)         21,308
                                                    --------------------------------------------------------------------------------

             Total liability & equity               $135,664        $ 65,698           $ 118,484        $ (100,407)       $219,439
                                                    ================================================================================

PHILIPP BROTHERS CHEMICALS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED DECEMBER 31, 1998

                                 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                     PARENT      U.S. GUARANTOR   FOREIGN SUBSIDIARIES  CONSOLIDATION   CONSOLIDATED
                                                                  SUBSIDIARIES      NON-GUARANTORS       ADJUSTMENTS       BALANCE
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 8,742         $ 39,159           $  33,441         $  (8,449)       $ 72,893

Cost of goods sold                                    7,571           29,789              24,161            (8,449)         53,072
                                                    --------------------------------------------------------------------------------
                   Gross profit                       1,171            9,370               9,280                 0          19,821

Selling, general and administrative expenses          2,861            8,341               6,447                            17,649
                                                    --------------------------------------------------------------------------------
Operating income (loss)                              (1,690)           1,029               2,833                 0           2,172

Other:
Interest expense                                      1,492               78               1,727                             3,297
Interest income                                         (46)               0                 (84)                             (130)
Other (income) expense, net                               0                0                 848                               848

Intercompany allocation                              (2,295)           2,260                  35                                 0

(Profit) loss relating to subsidiaries                  697                0                   0              (697)              0
                                                    --------------------------------------------------------------------------------
Income (loss) before income taxes                    (1,538)          (1,309)                307               697          (1,843)

Provision (benefit) for income taxes                   (290)            (366)                 61                 0            (595)
                                                    --------------------------------------------------------------------------------
Net income (loss)                                   $(1,248)        $   (943)          $     246         $     697        $ (1,248)
                                                    ================================================================================

PHILIPP BROTHERS CHEMICALS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
SIX MONTHS ENDED DECEMBER 31, 1998

                                 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                     PARENT      U.S. GUARANTOR   FOREIGN SUBSIDIARIES  CONSOLIDATION   CONSOLIDATED
                                                                  SUBSIDIARIES      NON-GUARANTORS       ADJUSTMENTS       BALANCE
------------------------------------------------------------------------------------------------------------------------------------
Net  sales                                          $ 16,690        $ 75,798           $  53,342         $ (13,728)       $132,102

Cost of goods sold                                    13,971          58,438              41,021           (13,728)         99,702
                                                    --------------------------------------------------------------------------------
                   Gross profit                        2,719          17,360              12,321                 0          32,400

Selling, general and administrative expenses           5,439          15,295               8,878                            29,612
                                                    --------------------------------------------------------------------------------
Operating income (loss)                               (2,720)          2,065               3,443                 0           2,788

Other:
Interest expense                                       3,265             166               2,588                             6,019
Interest income                                         (348)              0                (125)                             (473)
Other (income) expense, net                                0               0               1,188                             1,188

Intercompany allocation                               (4,801)          4,801                   0                                 0

(Profit) loss relating to subsidiaries                 1,779               0                   0            (1,779)              0
                                                    --------------------------------------------------------------------------------
Income (loss) before income taxes                     (2,615)         (2,902)               (208)            1,779          (3,946)

Provision (benefit) for income taxes                    (278)         (1,133)               (198)                0          (1,609)
                                                    --------------------------------------------------------------------------------
Net income (loss)                                   $ (2,337)       $ (1,769)          $     (10)        $   1,779        $ (2,337)
                                                    ================================================================================

PHILIPP BROTHERS CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1998

                                 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                     PARENT      U.S. GUARANTOR   FOREIGN SUBSIDIARIES  CONSOLIDATION   CONSOLIDATED
                                                                  SUBSIDIARIES      NON-GUARANTORS       ADJUSTMENTS       BALANCE
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                   $ (2,337)       $ (1,769)          $     (10)        $   1,779        $ (2,337)
Adjustments to reconcile net income (loss)
  Cash provided by operating activities:
  Depreciation and amortization                          232           1,793               3,041                             5,066
  Other                                                  103            (249)                847                               701

Changes in operating assets and liabilities,
Net of effect of business acquired:
Accounts receivable                                      420           8,865               3,395                            12,680
Inventory                                                926          (6,167)             (3,452)                           (8,693)
Prepaid expenses and other current assets             (2,966)           (896)              3,964                               102
Other assets                                            (176)              0                (122)                             (298)
Intercompany                                         (14,892)          5,463              11,208            (1,779)              0
Accounts payable                                        (663)           (468)             (3,218)                           (4,349)
Accrued expenses and other                            (1,035)         (1,232)               (101)                           (2,368)
                                                    --------------------------------------------------------------------------------
Net cash provided by operating activities            (20,388)          5,340              15,552                 0             504
                                                    --------------------------------------------------------------------------------
Investing activities:
Capital expenditures                                     (97)         (2,997)             (2,791)                           (5,885)
Acquisition of businesses, net of cash acquired            0          (2,505)            (19,000)                          (21,505)
                                                    --------------------------------------------------------------------------------
Net cash used in investing activities                    (97)         (5,502)            (21,791)                0         (27,390)
                                                    --------------------------------------------------------------------------------
Financing activities:
Cash overdraft                                            30             (42)                185                               173
Net (decrease) increase in short-term debt              (909)              0               2,887                             1,978
Proceeds from long term debt                           3,400              75               2,265                             5,740
Payments of long term debt                               (53)            (77)                  0                              (130)
                                                    --------------------------------------------------------------------------------
Net cash provided by financing activities              2,468             (44)              5,337                 0           7,761
                                                    --------------------------------------------------------------------------------
Net (decrease) increase in cash
  and cash equivalents                               (18,017)           (206)               (902)                0         (19,125)

Cash and cash equivalents at beginning of year        18,312             928               4,981                            24,221
                                                    --------------------------------------------------------------------------------
Cash and cash equivalents at end of year            $    295        $    722           $   4,079         $      --        $  5,096
                                                    ================================================================================

PHILIPP BROTHERS CHEMICALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 1998

                                 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                     PARENT      U.S. GUARANTOR   FOREIGN SUBSIDIARIES  CONSOLIDATION   CONSOLIDATED
                                                                  SUBSIDIARIES      NON-GUARANTORS       ADJUSTMENTS       BALANCE
------------------------------------------------------------------------------------------------------------------------------------
                      ASSETS

Current assets:

Cash and cash equivalents                           $ 18,312        $    928           $   4,981                          $ 24,221

Trade receivables                                      5,729          27,999              23,832                            57,560

Other receivables                                        952              60               4,988                             6,000
Inventory                                              3,596          18,910              15,061                 0          37,567
Prepaid expenses & other                               3,599           1,241                 651                             5,491
                                                    --------------------------------------------------------------------------------
               Total current assets                   32,188          49,138              49,513                 0         130,839
                                                    --------------------------------------------------------------------------------

Property, plant & equipment, net                       1,163          12,590              26,757                 0          40,510

Intangibles                                               15           3,136                 620                             3,771
Deferred charges and other                             7,729           7,864               1,483                            17,076
Investment in subsidiaries                            67,049           1,534              (2,483)          (66,100)              0
Intercompany                                          28,932         (29,587)                655                 0               0
                                                    --------------------------------------------------------------------------------
                   Total assets                     $137,076        $ 44,675           $  76,545         $ (66,100)       $192,196
                                                    ================================================================================

       Liabilities and stockholders' equity

Current liabilities:

Cash overdraft                                      $    913        $  1,002           $                                  $  1,915
Current portion of long-term debt                        144           1,491                  11                             1,646
Accounts payable                                       2,368          11,799              17,350                            31,517
Other loans payable                                      492               0                   0                               492
Accrued expenses and other                             4,223           8,281               3,098                 0          15,602
                                                    --------------------------------------------------------------------------------
Total current liabilities                           $  8,140        $ 22,573           $  20,459                 0        $ 51,172
                                                    --------------------------------------------------------------------------------

Long term debt                                       100,199           2,575              34,775           (35,391)        102,158

Other liabilities                                      1,679           6,437               1,987                 0          10,103


Redeemable securities:
Common stock                                           2,563                                                                 2,563
Common stock of subsidiaries                                           2,623                                                 2,623
                                                    --------------------------------------------------------------------------------
                Stockholders equity                    2,563           2,623                   0                 0           5,186
                                                    ================================================================================

Series A preferred stock                                 521               0                   0                 0             521
Common stock                                               3               0                   0                 0               3
Paid in capital                                          764           2,560                (429)           (2,460)            435
Retained earnings                                     23,221           7,877              20,372           (28,249)         23,221
Accumulated other comprehensive income-
cumulative currency translation adjustment               (14)             30                (619)                0            (603)
                                                    --------------------------------------------------------------------------------
             Total stockholders equity                24,495          10,467              19,324           (30,709)         23,577
                                                    --------------------------------------------------------------------------------

             Total liability & equity               $137,076        $ 44,675           $  76,545         $ (66,100)       $192,196
                                                    ================================================================================

PHILIPP BROTHERS CHEMICALS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED DECEMBER 31, 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                     PARENT      U.S. GUARANTOR   FOREIGN SUBSIDIARIES  CONSOLIDATION   CONSOLIDATED
                                                                  SUBSIDIARIES      NON-GUARANTORS       ADJUSTMENTS       BALANCE
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $  9,481        $ 40,252           $  25,994         $  (8,049)       $ 67,678

Cost of goods sold                                     7,793          29,963              21,635            (8,049)         51,342
                                                    --------------------------------------------------------------------------------
                   Gross profit                        1,688          10,289               4,359                 0          16,336

Selling, general and administrative expenses           2,969           9,266               2,701                            14,936
                                                    --------------------------------------------------------------------------------
Operating income (loss)                               (1,281)          1,023               1,658                 0           1,400

Other:
Interest expense                                         986             126                 539                             1,651
Interest income                                          (81)            (26)                (18)                             (125)
Other (income) expense, net                                0               0              (1,120)                           (1,120)

Intercompany allocation                               (1,447)          1,447                   0                                 0

(Profit) loss relating to subsidiaries                (1,251)              0                   0             1,251               0
                                                    --------------------------------------------------------------------------------
Income (loss) before income taxes                        512            (524)              2,257            (1,251)            994

Provision (benefit) for income taxes                    (202)           (147)                629                 0             280
                                                    --------------------------------------------------------------------------------
Net income (loss)                                   $    714        $   (377)          $   1,628         $  (1,251)       $    714
                                                    ================================================================================

PHILIPP BROTHERS CHEMICALS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
SIX MONTHS ENDED DECEMBER 31, 1997

                                        (000'S)
------------------------------------------------------------------------------------------------------------------------------------
                                                     PARENT      U.S. GUARANTOR   FOREIGN SUBSIDIARIES  CONSOLIDATION   CONSOLIDATED
                                                                  SUBSIDIARIES      NON-GUARANTORS       ADJUSTMENTS       BALANCE
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 18,838        $ 75,905           $  49,622         $ (14,057)       $130,308

Cost of goods sold                                    15,546          56,381              41,467           (14,057)         99,337
                                                    --------------------------------------------------------------------------------
                   Gross profit                        3,292          19,524               8,155                 0          30,971

Selling, general and administrative expenses           5,480          18,294               5,083                            28,857

                                                    --------------------------------------------------------------------------------
Operating income (loss)                               (2,188)          1,230               3,072                 0           2,114

Other:
Interest expense                                       1,763             291               1,163                             3,217
Interest income                                         (147)            (69)                (50)                             (266)
Other (income) expense, net                                0               0                 603                               603

Intercompany allocation                               (2,849)          2,849                   0                                 0

(Profit) loss relating to subsidiaries                   254               0                   0              (254)              0
Minority interest                                          0               0
                                                    --------------------------------------------------------------------------------
Income (loss) before income taxes                     (1,209)         (1,841)              1,356               254          (1,440)

Provision (benefit) for income taxes                    (351)           (638)                407                 0            (582)
                                                    --------------------------------------------------------------------------------
Net income (loss)                                   $   (858)       $ (1,203)          $     949         $     254        $   (858)
                                                    ================================================================================

PHILIPP BROTHERS CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1997

                                        (000'S)
------------------------------------------------------------------------------------------------------------------------------------
                                                     PARENT      U.S. GUARANTOR   FOREIGN SUBSIDIARIES  CONSOLIDATION   CONSOLIDATED
                                                                  SUBSIDIARIES      NON-GUARANTORS       ADJUSTMENTS       BALANCE
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                   $   (858)       $ (1,203)          $     949         $     254        $   (858)
Adjustments to reconcile net income (loss)
  Cash provided by operating activities:
  Depreciation and amortization                          248           2,793               1,807                             4,848
  Other                                                   33             239                (170)                              102
Changes in operating assets and liabilities:
Accounts receivable                                     (705)          2,141               2,638                             4,074
Inventory                                               (441)         (4,813)              1,305                 0          (3,949)
Prepaid expenses and other current assets             (1,555)            294                (281)                           (1,542)
Other assets                                             (93)            (72)                137                               (28)
Intercompany                                           5,213          (3,383)             (1,576)             (254)              0
Accounts payable                                         252           3,974              (4,381)                             (155)
Accrued expenses and other                            (1,109)            961                (439)                0            (587)
                                                    --------------------------------------------------------------------------------
Net cash provided by operating activities                985             931                 (11)                0           1,905
                                                    --------------------------------------------------------------------------------
Investing activities:
Capital expenditures                                    (227)         (2,667)             (2,020)                           (4,914)
Other                                                   (520)              0                   0                              (520)
                                                    --------------------------------------------------------------------------------
Net cash used in investing activities                   (747)         (2,667)             (2,020)                0          (5,434)
                                                    --------------------------------------------------------------------------------
Financing activities:
Cash overdraft                                          (276)            832                   0                               556
Net (decrease) increase in short-term debt              (292)            (21)              3,031                             2,718
Proceeds from long term debt                              16             110                   0                               126
Payments of long term debt                              (170)            (79)             (1,784)                           (2,033)
Proceeds from life insurance                           6,045               0                   0                             6,045
                                                    --------------------------------------------------------------------------------
Net cash provided by financing activities              5,323             842               1,247                 0           7,412
                                                    --------------------------------------------------------------------------------
Net (decrease) increase in cash
  and cash equivalents                                 5,561            (894)               (784)                0           3,883

Cash and cash equivalents at beginning of year           263           1,049               2,781                             4,093
                                                    --------------------------------------------------------------------------------
Cash and cash equivalents at end of year            $  5,824        $    155           $   1,997         $      --        $  7,976
                                                    ================================================================================

Item 2.             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward- looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-Q and are discussed under the caption in this Item 2 entitled "Certain Factors Affecting Future Operating Results."

Overview

      Philipp Brothers Chemicals, Inc. ("Philipp Brothers" or the "Company") is a leading diversified global manufacturer and marketer of a broad range of specialty and industrial chemicals, which are sold world-wide for use in numerous markets including animal nutrition and health, electronics, wood treatment, agricultural, pharmaceutical and personal care products, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries.

      The Company operates in one industry segment, with revenues derived from sales in four core product groups: Animal Nutrition and Health, Intermediates and Industrial Chemicals, Electronics and Metal Treatment, and Crop Protection. The revenues of each of the Company's product groups are affected by factors such as trends in the industries of each of the customers of the Company, the impact of lower prices for competing products, changes in production levels of certain products resulting from expansion of Company production facilities, the inclusion of revenues from acquisitions, and seasonality.

      The Company's net sales have increased through internal growth, selective acquisitions, strategic alliances and new product introductions.

Recent Developments

      The Offering

      In June 1998, the Company completed a private placement (the "Offering") under Rule 144A of the Securities Act of 1933, pursuant to which the Company issued and sold $100 million in aggregate principal amount of its 9 7/8% Senior Subordinated Notes due 2008 (the "Old Notes" and together with the New Notes (as defined below) the "Notes"), from which the Company received net proceeds of approximately $96.2 million, after payment of discounts and commissions to Schroder & Co. Inc., the Initial Purchaser thereof (the "Initial Purchaser") and offering expenses. The proceeds of the Offering were used in part to retire certain indebtedness of the Company, to effect the Transactions (as defined below), to finance the ODDA Acquisition, in connection with the Restructuring and Other Charges (as defined below), and will be used in part to finance other potential acquisitions and capital expenditures and to provide additional working capital for general corporate purposes.

      The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined in the Indenture pursuant to which the Notes were issued (as supplemented, the "Indenture")) and rank pari passu in right of payment with all other existing and future senior subordinated indebtedness of the Company. The Notes are unconditionally guaranteed on a senior subordinated basis by the current domestic subsidiaries of the Company (the "Guarantors"). Additional future domestic subsidiaries may become Guarantors under certain circumstances.

      The Transactions

      In connection with the Offering, the Company undertook the following transactions (collectively the "Transactions") to provide it with greater flexibility in the next several years with respect to its capital expenditure and working capital requirements and to simplify the capital structure of the Company and certain related entities:

      o Concurrently with the consummation of the Offering, all of the Company's outstanding indebtedness under the Company's Credit Agreement with Fleet Bank, N.A. was repaid in full out of the proceeds of the Offering. In addition, the Company paid all amounts outstanding under and discharged $20.0 million in aggregate principal amount of the Company's 11% Senior Notes due June 29, 2004 held by The Northwestern Mutual Life Insurance Company.

      o Concurrently with the consummation of the Offering, Jack Bendheim, the President and principal shareholder of the Company, sold all of the stock of Koffolk, Inc. to the Company in exchange for $1.5 million in indebtedness owed by Mr. Bendheim to the Company. In addition, the Company acquired from Jack Bendheim his 29.2% interest in Mineral Resource Technologies, L.L.C. ("MRT"), a subsidiary through which the Company manages combustion and mineral by-products, for $25,000 and repaid $995,000 in advances made by Mr. Bendheim to MRT.

      The Restructuring and Other Charges

      The "Restructuring and Other Charges" include the following charges incurred by the Company in connection with a restructuring program implemented in fiscal 1998.

      o Curtailment of operations at the Company's Sewaren, New Jersey manufacturing facility, which manufactured products primarily in the Intermediates and Industrial Chemicals product group. The curtailment program resulted in non-recurring charges of approximately $10 million, of which $5.6 million was associated with the non-cash write down of fixed assets, $1.1 million for one-time costs associated with the actual shutdown and $3.3 million for ongoing site monitoring and ground water remediation.

      o Charges associated with the forgiveness of certain promissory notes issued to the Company's Phibro-Tech subsidiary by certain executives and tax-related adjustments, which aggregated $5.6 million.

      o Charges of approximately $1.2 million arising out of severance payments associated with personnel changes.

      ODDA Acquisition

      On October 1, 1998, the Company completed the ODDA Acquisition. See Note 2 to the Company's Condensed Consolidated Financial Statements included herein.

      Credit Facility

      In August 1998, the Company and certain of its domestic subsidiaries terminated their Loan and Security Agreement dated as of August 31, 1994 with Fleet Bank (formerly National Westminster Bank NJ). Simultaneously, the Company and all of its domestic subsidiaries entered into the new Credit Facility with PNC Bank, National Association. See Note 5 to the Company's Condensed Consolidated Financial Statements included herein.

      The terms and conditions of the Credit Facility and the Indenture impose certain restrictions that affect, among other things, the ability of Philipp Brothers and its Restricted Subsidiaries (as defined in the Indenture) to incur debt (including other subordinated debt), pay dividends or make distributions, make acquisitions, create liens, sell assets, create restrictions on the payment of dividends and other payments by its Restricted Subsidiaries and make certain investments. The Credit Facility also requires that the Company comply with various financial covenants.

      The Exchange Offer

      On January 15, 1999, the Company consummated its offer to exchange, and issued, $100,000,000 in aggregate principal amount of its 9 7/8% Senior Subordinated Notes due 2008 (the "New Notes"), which have been registered under the Securities Act, in exchange for an equal amount of Old Notes. The New Notes were issued pursuant to a First Supplemental Indenture dated January 15, 1999 among the Company, The Chase Manhattan Bank, as Trustee, and the Guarantors named therein. The terms of the New Notes and the Old Notes are identical in all material respects, except that the offer of the New Notes was registered under the Securities Act and, therefore, the New Notes are not subject to certain transfer restrictions, registration rights and related liquidated damage provisions applicable to the Old Notes. The issuance of the New Notes satisfied certain obligations of the Company contained in the Registration Rights Agreement dated as of June 11, 1998 among the Company, the Guarantors and the Initial Purchaser.

Results of Operations

                                                             NET SALES
                                            Three Months Ended      Six Months Ended
                                               December 31,           December 31,
                                               ------------           ------------
                                               1998      1997       1998       1997
                                               ----      ----       ----       ----
                                                        (In thousands)
Product Groups
   Animal Nutrition and Health ..........   $ 31,054   $ 32,678   $ 60,425   $ 63,004
   Intermediates and Industrial Chemicals     24,438     19,250     40,388     36,590
   Electronics and Metal Treatment ......      9,635     10,200     18,744     20,525
   Crop Protection ......................      7,766      5,550     12,545     10,189
                                            --------   --------   --------   --------
            Total                           $ 72,893   $ 67,678   $132,102   $130,308
                                            ========   ========   ========   ========

Comparison of Three Months Ended December 31, 1998 and 1997

      Net Sales. Net sales increased by $5.2 million or 7.7% to $72.9 million in the three months ended December 31, 1998 as compared to the same period of the prior year. This increase was primarily due to higher net sales of $5.2 million in the Company's Intermediates and Industrial Chemicals product group for dicyandiamide and calcium carbide ($10.3 million) as a result of the ODDA Acquisition, partially offset by lower volume sales of organic intermediate products ($2.9 million) due to lower customer demand and competitive pressures and lower volume sales of inorganic intermediate products ($2.0 million), primarily to the wood treating industry, due to lower seasonal demand. Higher net sales of $2.2 million in the Company's Crop Protection products was primarily due to higher volume sales of fungicides. Lower net sales of $1.6 million in the Company's Animal Nutrition and Health products was primarily as a result of lower customer demand for coccidiocides ($1.2 million).

      Gross Profit. Gross profit increased by $3.5 million or 21.3% to $19.8 million and 27.1% of net sales in the three months ended December 31, 1998 as compared to 24.1% of net sales in the same period of the prior year. This increase was primarily attributable to higher sales in the Company's Intermediates and Industrial Chemicals group products due to the ODDA Acquisition which was partially offset by lower sales of organic and inorganic chemical intermediates ($1.3 million). Higher net sales of Crop Protection products ($1.0 million) were partially offset by lower sales and recycling fees in the Company's Electronics and Metal Treatment products ($.6 million).

      Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $2.7 million or 18.2% to $17.6 million for the three months ended December 31, 1998 as compared to the same period of the prior year. This increase was primarily due to the ODDA Acquisition which was partially offset by the curtailment of operations at the Company's Sewaren, New Jersey facility.

      Operating Income. Operating income increased by $.8 million or 55.1% to $2.2 million in the three months ended December 31, 1998 as compared to the same period of the prior year primarily due to higher net sales and gross profits, partially offset by higher selling, general and administrative expenses.

      Interest Expense. Interest expense increased by $1.6 million or 99.5% to $3.3 million for the three months ended December 31, 1998 as compared to the same period of the prior year primarily due to increased principal and interest expense associated with the $100 million Note Offering in June 1998 and interest expense incurred by ODDA on its bank borrowings.

      Other (Income) Expense, Net. Other (income) expense, net reflects principally foreign currency gains and losses of the Company's foreign subsidiaries.

Comparison of Six Months Ended December 31, 1998 and 1997

      Net Sales. Net sales increased by $1.8 million or 1.4% to $132.1 million for the six months ended December 31, 1998 as compared to the same period of the prior year. This increase was primarily due to higher sales of $3.8 million in the Company's Intermediates and Industrial Chemicals product group for dicyandiamide and calcium carbide ($10.3 million) as a result of the ODDA Acquisition. This increase was partially offset by lower volume sales of organic intermediate products ($3.6 million) due to lower customer demand and competitive pressures and lower volume sales of inorganic intermediate products ($1.8 million) primarily to the wood treating industry due to lower seasonal demand. Higher net sales of $2.4 million in the Company's Crop Protection products was primarily due to higher volume sales of copper fungicides. Lower net sales of $2.6 million in the Company's Animal Nutrition and Health products was primarily as a result of lower customer demand for amprolium ($2.9 million). Lower net sales of $1.8 million in the Company's Electronics and Metal Treatment was primarily a result of lower volume metal finishing chemicals.

      Gross Profit. Gross profit increased by $1.4 million or 4.6% to $32.4 million and 24.5% of net sales for the six months ended December 31, 1998 as compared to 23.8% of net sales in the same period of the prior year. This increase was primarily attributable to higher sales in the Company's Intermediates and Industrial Chemicals products group due to the ODDA Acquisition which was partially offset by lower sales of organic and inorganic chemical intermediates ($1.1 million). Higher volume sales of Crop Protection products ($.9 million) were offset by lower net sales of the Company's Electronics and Metal Treatment products ($1.3 million) and lower sales of Animal Nutrition and Health products ($.7 million).

      Selling, General and Administrative Expense. Selling, general and administrative expenses increased $.8 million or 2.6% to $29.6 million for the six months ended December 31, 1998 as compared to the same period of the prior year. This increase was primarily due to the Company's acquisition of ODDA ($3.4 million) which was mostly offset by curtailment of operations at the Company's Sewaren, New Jersey facility.

      Operating Income. Operating income increased $.7 million or 31.9% in the six months ended December 31, 1998 as compared to the same period of the prior year primarily due to higher net sales and gross profits partially offset by higher selling, general and administrative expenses.

      Interest Expense. Interest expense increased by $2.8 million or 87% to $6 million for the six months ended December 31, 1998 as compared to the same period of the prior year primarily due to increased principal and interest expense associated with the $100 million Note Offering in June 1998 and interest expense incurred by ODDA on its bank borrowings.

      Other Expense, Net. Other expense, net reflects principally foreign currency gains and losses of the Company's foreign subsidiaries.

Liquidity and Capital Resources

      Net Cash Provided By Operating Activities. Net cash provided by operations for the six months ended December 31, 1998 was $.5 million, a decrease of $1.4 million from the same period of the prior year. This decrease was primarily due to decreased net income, and increased purchases of inventories and reduction in amounts due to vendors which were partially offset by higher collection of receivables.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended December 31, 1998 was $27.4 million, an increase of $22 million, primarily due to the ODDA Acquisition and the purchase of net assets of business acquired.

      Net Cash Provided By Financing Activities. Net cash provided by financing activities for the six months ended December 31, 1998 was $7.8 million, an increase of $.3 million from the same period of the prior year, primarily due to increases in borrowings under the Company's credit facilities. The six months ended December 31, 1997 included receipt of $5.6 million in life insurance proceeds.

      Liquidity. As of December 31, 1998, the Company had $70.7 million of working capital as compared to $79.7 million as of June 30, 1998. Cash on hand as of December 31, 1998 amounted to $5.1 million. At December 31, 1998, the Company had $3.4 million in outstanding borrowings under the Credit Facility, and had availability thereunder of $35.0 million, subject to a borrowing base formula. The Company expects that cash flows from operations and available borrowing arrangements will provide sufficient working capital to operate the Company's business, to make expected capital expenditures and service interest and principal on outstanding debt and meet the Company's foreseeable liquidity requirements for the next twelve months.

Seasonality of Business

      The Company's sales are typically highest in the fourth fiscal quarter. The Company's sales of copper-based fungicides and other agricultural products are typically highest in the first and fourth fiscal quarters, and its sales of gibberellic acid are highest in the fourth quarter, due to the seasonal nature of the agricultural industry. The Company's sales of finished chemicals to the wood treatment industry are typically highest in the first and fourth fiscal quarters due to the increased level of home construction during these periods. Additionally, sales of these products may be more concentrated in one of these quarters due to weather conditions.

Quantitative and Qualitative Disclosure About Market Risk

      In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company uses a variety of derivative financial instruments, including interest rate caps and foreign currency forward contracts as a means of hedging exposure to floating interest rate bank borrowings and foreign currency risks. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing processes, to hedge the cost of its anticipated purchase requirements. The Company and its subsidiaries do not utilize derivative instruments for trading purposes. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values. The Company monitors the financial stability and credit standing of its major counterparties.

      Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt is considered to be representative of their fair value because of their short maturities. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. As of June 30 and December 31, 1998, the fair value of the Company's total debt did not differ materially from its carrying amount. A 100 basis point increase in interest rates could result in a $6.0 million reduction in the fair value of total debt.

      Foreign Currency Exchange Rate Risk

      A significant portion of the financial results of the Company is derived from activities conducted outside the U.S. and denominated in currencies other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in relation to the U.S. Dollar. Exchange rate risks are reduced, however, by the diversity of the Company's foreign operations and the fact that international activities are not concentrated in any single non-U.S. currency. Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. The Company covers known and anticipated operating exposures by using purchased foreign currency exchange option and forward contracts. The primary currencies for which the Company has foreign currency exchange rate exposure are the German deutsche mark and Japanese yen.

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At June 30 and December 31, 1998, the fair value did not differ materially from its carrying amount. Based on the limited amount of foreign currency contracts at December 31, 1998, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at December 31, 1998, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

      Also, the Company obtains third party letters of credit in connection with certain inventory purchases and insurance obligations. At June 30 and December 31, 1998, the contract values of these letters of credit were $4.6 million and $6.4 million, respectively, and their fair values did not differ from their carrying amount.

      Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at June 30 and December 31, 1998 would not be material when compared to the Company's earnings and financial position.

      The foregoing market risk discussion and the estimated amounts presented are Forward-Looking Statements that assume certain market conditions. Actual results in the future may differ materially from these projected results due to developments in relevant financial markets and commodity markets. The methods used above to assess risk should not be considered projections of expected future events or results.

Year 2000 Disclosure

      The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

      The term "Year 2000 ("Y2K") Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Y2K computer software compliance issues affect the Company and most companies in the world.

      The Company has conducted a review of its core management information systems and equipment with embedded chips or processors ("Management Systems") used in the Company's operations, and also its internal manufacturing systems at its plants, including computer-based manufacturing, logistical and related systems ("Manufacturing Systems").

      Over the last three years, the Company has replaced or upgraded most of its Management Systems and Manufacturing Systems. The Company has substantially upgraded its desktop computers, networks and servers and software applications and packages. The Company has expended approximately $580,000, $587,000 and $920,000 in the fiscal years ended June 30, 1996, 1997 and 1998, respectively, towards compliance with Y2K issues. Such amounts during such periods were allocated as follows: for 1996, $380,000 for outside consultants and $200,000 for internal costs (including internal programmers and MIS activities); for 1997, $72,700 for hardware, $9,000 for software, $300,800 for outside consultants and $205,000 for internal costs; for 1998, $229,700 for hardware, $35,600 for software, $235,000 for outside consultants and $420,000 for internal costs. The Company believes that its Manufacturing Systems worldwide are currently in Y2K compliance. With regard to its Management Systems, the Company estimates that 90 percent of its U.S. operations are Y2K compliant, other than the current conversion of the order entry and inventory tracking systems of one of its domestic subsidiaries, resulting in estimated overall U.S. completion of 75 percent. The Company expects that its U.S. operations will be in full compliance during calendar 1999. The Company's operations in France and the United Kingdom are presently in Y2K compliance, while the Company estimates that its Israeli and Norwegian operations are currently 90 percent and 75 percent compliant, respectively, and that they will be in full compliance during calendar 1999. The Company expects that any required modifications will be made on a timely basis. The Company continues to test its Management and Manufacturing Systems, on a system-by-system basis, as it completes its ongoing compliance efforts. The Company estimates that future expenditures will not exceed $150,000, of which $30,000 is expected to be spent on hardware, $70,000 on software modifications and systems testing by outside consultants and $50,000 is allocated to internal costs and contingencies. The Company's estimates of completion are based on management's estimates of the number and complexity of the systems involved and the status of its Y2K effort with respect to such systems. Such estimates may not necessarily be consistent with the timing of the Company's incurrence of Y2K-related expenditures.

      As part of the Company's Y2K readiness program, the Company has identified significant service providers, vendors, suppliers and customers ("Key Business Partners") that it believes are critical to business operations after January 1, 2000 and has sent questionnaires in an attempt to reasonably ascertain their stage of Y2K readiness. The Company may follow-up responses to the questionnaires through interviews and other available means. In conjunction with this effort, key utilities upon which the Company and its operating subsidiaries rely will be approached on a worldwide basis to identify their level of Y2K preparedness. In many cases, these entities (particularly outside North America) have a lower level of Y2K awareness and are less willing to provide information concerning their state of Y2K readiness.

      The Company is considering business interruption contingency plans to address internal and external issues specific to the Y2K problem, to the extent practicable. These contingency plans, which are intended to enable the Company to continue to operate on January 1, 2000 and beyond, may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply, performing certain functions manually, repairing or obtaining replacement systems to interface with third-party systems and other appropriate measures. The Company's Manufacturing Systems rely on control systems which include process manufacturing and mixing controls, production monitoring power, and emission and safety. While comparable control systems are used at plants having similar processes, specific facility-related configurations exist to meet the needs of production equipment at each plant. If a failure were to occur, the potential impact would be isolated to the affected facility and, more particularly, the product or products manufactured with the affected equipment. Also, in many cases, the Company has the ability to manufacture the same product at different facilities. The Company's Management Systems include administrative and financial applications, such as for order processing and collection. In the event one of these systems were not corrected, the Company's ability to capture, schedule and fulfill customer demands could be impaired. Similarly, if a collection processing system were to fail, the Company may not be able to properly apply payments to customer balances or correctly determine cash balances. However, as discussed above, the Company will consider various alternatives, including performing manually certain functions that it had performed manually before the applicable computer system was in use.

      The Company's plans are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. To the extent that responses to Y2K readiness are unsatisfactory, the Company may consider changing suppliers, service providers or contractors to those which have demonstrated Y2K readiness. However, the Company believes that due to the widespread nature of the potential Y2K issues, its contingency planning is an ongoing process which will require further consideration as the Company obtains additional information regarding the Company's internal systems and equipment during completion of the testing of its systems and regarding the status of its suppliers, customers and other third party providers regarding their becoming Y2K compliant. The Company is defining a strategy based on the importance of each relationship. The Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that such problem may have an adverse impact on its operations. The Company has not yet developed contingency plans in the event of a Y2K failure caused by a supplier or third party, but would intend to do so if a specific problem is identified through the program described above. In some cases, particularly with respect to its utility vendors, alternative suppliers may not be available.

      Because of the substantial number of Manufacturing and Management Systems used by the Company and its operating subsidiaries, the significant number of Key Business Partners, the extent of the Company's foreign operations, including operations within countries that are not actively promoting remediation of the Y2K issue, the Company presently believes that it may experience some disruption in its business due to the Y2K issue. The Company currently believes that the greatest risk of disruption in its business exists in certain international markets. The possible consequences of the Company or Key Business Partners not being fully Y2K complaint by January 1, 2000 include, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence.

      The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. More specifically, the

Company and its operating subsidiaries could be materially adversely affected if utilities and private businesses with which they do business or that provide essential products or services are not Y2K ready. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers, suppliers, and other third-party providers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems and completion of the Company's Y2K modifications, the possibility of significant interruptions of normal operations should be mitigated.

      The preceding "Y2K Issue" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Y2K problem" discussion, the words "believes," "expects," "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its systems as well as its Y2K contingency plans, its estimated cost of becoming Y2K compliant; and the Company's belief that its internal systems and equipment will be Y2K compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K compliance which are not made or are not completed on a timely basis. The resulting problems could have a material impact on the operations of the Company, and could, in turn, have a material adverse effect on the Company's results of operations, financial position or cash flows. See "Certain Factors Affecting Future Operating Results--Year 2000 Compliance."

Certain Factors Affecting Future Operating Results

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward- looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following:

      Substantial Leverage and Potential Inability to Service Debt

      The Company has significant indebtedness and is highly leveraged. As of December 31, 1998, the Company had approximately $130.6 million of debt (the sum of long-term debt, current maturities of long-term debt, notes payable and capitalized lease obligations) and approximately $21.3 million of stockholders' equity. In addition, subject to the restrictions in the Credit Facility and the Indenture, the Company may incur additional indebtedness from time to time to finance working capital needs, acquisitions or capital expenditures or for other purposes. The degree to which the Company is leveraged could have important consequences to holders of the Notes, including the following: (i) a substantial portion of the Company's consolidated cash flow from operations must be dedicated to the payment of the principal of and interest on its outstanding indebtedness and will not be available for other purposes, (ii) the Company's ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired or such financing may not be on terms favorable to the Company, (iii) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage, and (iv) the Company's leverage may make it more vulnerable to a downturn in its business or the economy in general.

      The Company's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by the factors described herein and by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond its control. If the Company is unable to service its indebtedness it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

      Dependence on Distributions from Subsidiaries

      Philipp Brothers derives substantially all of its operating income from its subsidiaries. Accordingly, Philipp Brothers will be dependent on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including the payment of principal and interest on the Notes. The ability of the Company's subsidiaries to pay such dividends will be subject to, among other things, the terms of any debt instruments of the Company's subsidiaries then in effect and applicable law. In addition, in the case of the Company's foreign subsidiaries, dividend and interest may be subject to foreign withholding taxes which would reduce the amount of funds the Company receives from such foreign subsidiaries.

      Risks Associated with International Operations

      The Company has significant assets located outside the United States and a significant portion of the Company's sales and earnings are attributable to operations conducted abroad. During fiscal 1998, the Company operated manufacturing and other facilities in five countries and sold its products in approximately 81 countries. At December 31, 1998, approximately 53% of the Company's assets were located outside the United States, representing manufacturing facilities in the United Kingdom, Israel, France, Brazil and Norway, and, for the six months ended December 31, 1998, approximately 37% of the Company's net sales consisted of sales made by the Company outside the United States, predominantly from Western Europe and Israel. Changes in the relative values of currencies take place from time to time and could in the future adversely affect the Company's results of operations as well as the Company's ability to meet interest and principal obligations on the Notes. To the extent that the U.S. dollar weakens or strengthens versus the applicable foreign currency, the Company's results are favorably or unfavorably affected. The Company often manages this exposure by entering into foreign currency forward exchange contracts. Such contracts generally are entered into with respect to anticipated revenues denominated in foreign currencies for which timing of the receipt of payment can be reasonably estimated. No assurances can be given that such hedging activities will not result in losses which will have an adverse effect on the Company's financial condition or results of operations. In addition, there are times when the Company does not hedge against foreign currency fluctuations and is therefore subject to the risks associated with fluctuations in currency exchange rates. In addition, international manufacturing, sales and raw materials sourcing are subject to other inherent risks, including possible nationalization or expropriation, labor unrest, political instability, price and exchange controls, limitation on foreign participation in local enterprises, health-care regulation, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, and potentially adverse tax consequences. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales or on its results of operations in the future.

      Dependence on Israeli Operations

      Israeli operations are conducted through Koffolk (1949) Ltd. ("Koffolk Israel"), a wholly owned subsidiary of the Company, and accounted for approximately 20% of the Company's consolidated assets as of December 31, 1998 (excluding Koffolk Israel's non-Israeli subsidiaries). The Company maintains two manufacturing facilities in Israel, one located near Tel Aviv in Petach Tikva, which specializes in the development and production of vitamins, vitamin premixes and animal health products for the animal feed industry, and the second located south of Beersheba in Ramat Hovav, which produces organic chemical intermediates and animal health specialties. The Ramat Hovav plant synthesizes aromatic aldehydes and alcohols, coccidiocides (nicarbazin and amprolium) and vitamins, the bulk of which are exported from Israel to the major world markets. Accordingly, Koffolk Israel is dependent on foreign markets and its ability to reach those markets. Consequently, the Company is affected by social, political and economic conditions affecting Israel, and any major hostilities involving Israel or curtailment of trade between Israel and its current trading partners, either as a result of hostilities or otherwise, could have a material adverse effect on the Company.

      Competitive Industry

      The Company faces competition in each of its markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Many of the Company's products, including its Animal Nutrition and Health and Crop Protection products, face competition from products which may be used as an alternative or substitute therefor, including amprolium and nicarbazin. The Company competes with several regional companies of varying sizes and financial resources in the hazardous metal- containing chemical waste and coal combustion product recycling industry. The Company also competes with large national companies which offer alternative methods of treatment or disposal of hazardous metal-containing chemical waste and which have substantially greater financial resources than the Company. While these national companies do not currently offer recycling services similar to those offered by the Company, their entry into the hazardous metal-containing chemical waste recycling business could have a material adverse effect on the Company. In addition, the Company competes with several large chemical companies in the chemical production business, none of which obtains a significant portion of its raw materials from recycling. To the extent these companies, or new entrants into the market, offer comparable finished chemical products at lower prices, the Company's business could be adversely affected.

      The Company's competitive position is based principally on customer service and support, breadth of product line, product quality, manufacturing technology, facility location, and the selling prices of its products. The Company's competitors can be expected to continue to improve the design and performance of their specialty chemical products and to introduce new products with competitive price and performance characteristics. There can be no assurance that the Company will have sufficient resources to maintain its current competitive position or market share. The Company typically does not enter into long-term agreements with its customers.

      Environmental Liability

      Like similar companies, the operations and properties of the Company and its subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees (collectively, "Environmental Laws"). Pursuant to these Environmental Laws, certain of the Company's subsidiaries are required to obtain and retain numerous governmental permits and approvals, including Part B permits under RCRA, to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial under certain circumstances. U.S. manufacturers of specialty and industrial chemicals, including certain of the Company's subsidiaries, have expended, and may be required to expend in the future, substantial funds for compliance with such Environmental Laws.

      As recyclers of hazardous metal-containing chemical waste, certain of the Company's subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by federal, state and local environmental regulatory authorities. In the past, certain of the Company's subsidiaries have paid certain fines and agreed to certain consent orders. While procedures have been implemented at each facility which are intended to achieve compliance in all material respects with Environmental Laws, there can be no assurance that operations or activities of the Company or certain of its subsidiaries will not result in civil or criminal enforcement actions or private actions, resulting in mandatory clean-up requirements, revocation of required permits or licenses or significant fines, penalties or damages which could have a material adverse effect on the Company. In addition, the Company cannot predict the extent to which any further legislation or regulation may affect the market for the Company's services or its cost of doing business. For instance, if governmental enforcement efforts should lessen, the market for the recycling services by certain of the Company's subsidiaries could decline. Alternatively, changes in Environmental Laws (some of which are set forth below) might increase the cost of such services by imposing additional requirements. States that have received authorization to administer their own hazardous waste management programs may also amend their applicable Environmental Laws, and may impose requirements which are stricter than those imposed by the EPA. No assurance can be provided that such changes will not adversely affect the ability of subsidiaries of the Company to provide services at a competitive price and thereby reduce the market for their services.

      As such, the nature of the current and former operations of subsidiaries of the Company exposes the Company and its subsidiaries to the risk of claims with respect to such matters and there can be no assurance that material costs and liabilities will not be incurred in connection with such claims. Future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

      Government Regulation

      The testing, manufacturing, and marketing of certain of the Company's agriculture products are subject to extensive regulation by numerous government authorities in the United States and other countries, including, but not limited to, the U.S. Food and Drug Administration ("FDA"). Among other requirements, FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, is required before such products may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country.

      In order to obtain FDA approval of a new product, the Company must, among other things, demonstrate to the satisfaction of the FDA that the product is safe and effective for its intended uses and that the Company is capable of manufacturing the product with procedures that conform to the FDA's then current good manufacturing practice ("GMP") regulations, which must be followed at all times. The process of seeking FDA approvals can be costly, time consuming, and subject to unanticipated and significant delays. There can be no assurance that such approvals will be granted to the Company on a timely basis, or at all. Any delay in obtaining or any failure to obtain such approvals would adversely affect the Company's ability to introduce and market products and to generate product revenue.

      The Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"), a health and safety statute, requires that all pesticides sold or distributed in the U.S. must first be registered with the EPA. In order to obtain a registration, an applicant typically must demonstrate through test data that its product will not cause unreasonable adverse effects on the environment. Depending on the specific requirements at issue, these tests can be very expensive, running to millions of dollars. However, if the product in question is generic in nature (i.e., chemically identical or substantially similar to a previously-registered product), the applicant has the option of citing and relying on the test data supporting the original registrant's product, in lieu of submitting data. Should the generic applicant choose the citation option, it must offer to pay compensation to the original submitter and must agree to enter into binding arbitration with the original submitter if the parties are unable to agree on the terms and amount of compensation.

      The Company has elected the citation option in the past, and intends to use the citation option in the future should it conclude it is economically desirable to do so. While there are cost savings associated with the opportunity to avoid one's own testing and demonstration to the EPA of test data, there is, in each instance, a risk that the level of compensation ultimately required to be paid by the Company to the original registrant will be substantial. There is also the risk that a third party will elect the citation option with respect to a product of the Company, and that the level of compensation ultimately required to be paid to the Company as the original registrant will not be substantial.

      Raw Material Price Volatility

      The principal raw materials used by the Company in the manufacture of its products can be subject to significant cyclical price fluctuations. No single raw material accounted for more than 6% of the Company's cost of goods sold for the six months ended December 31, 1998. While the selling prices of the Company's products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. Maintenance of current margins for various Intermediates and Industrial Chemicals are dependent on the continued supply of raw materials from the Company's recycling operations. If the Company were to be unable to source certain raw materials from its recycling operations, its costs of such raw materials, purchased as virgin materials from third parties, would increase. There can be no assurance that the Company will be able to pass any increases in raw material costs through to its customers in the form of price increases. Significant increases in the price of raw materials, if not offset by product price increases, would have an adverse impact upon the profitability of the Company.

      Reliance on Continued Operation and Sufficiency of Manufacturing Facilities; Intellectual Property

      The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, power outages, the improper installation or operation of equipment, natural disasters and the need to comply with environmental and other directives of governmental agencies. Certain of the Company's product lines are manufactured at a single facility and production would not be transferable to another site. The occurrence of material operational problems, including but not limited to the above events, may adversely affect the profitability of the Company during the period of such operational difficulties.

      The success of MRT, a subsidiary through which the Company manages combustion and mineral by-products, will depend in part on its ability to exploit the two U.S. patents issued to it for MRT Cement and to operate without having third parties circumvent MRT's patent rights. There can be no assurance that such issued patents will provide the Company with significant protection against competitive products or otherwise be commercially valuable. Litigation, which could be costly and time consuming, may be necessary to enforce patents issued to the Company and/or determine the scope and validity of others' proprietary rights, in either case in judicial or administrative proceedings.

      The Company's competitive position is also dependent upon unpatented trade secrets which generally are difficult to protect. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets.

      Legal Proceedings and General Litigation Expense

      In addition to the matters discussed above, because certain of the Company's subsidiaries' products constitute or contain hazardous materials, and because the production of certain chemicals involves the use, handling, processing, storage and transportation of hazardous materials, the Company and its subsidiaries have been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies' products. There can be no assurance that as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials.

      Furthermore, the Company and its subsidiaries are parties to a number of claims and lawsuits arising out of the normal course of business including product liabilities and governmental regulation. Certain of these actions seek damages in various amounts. In most cases, such claims are covered by insurance. The Company also has exposure to present and future claims with respect to workplace exposure, workers' compensation and other matters. There can be no assurance as to the actual amount of these liabilities or the timing thereof.

      Operating Hazards and Uninsured Risks

      In addition to pollution and other environmental risks (see "--Environmental Liability" above), the Company is subject to risks inherent in the chemical industry, such as explosions, fires and chemical spills or releases. Any significant interruption of operations at the Company's principal facilities could have a material adverse effect on the Company. The Company maintains general liability insurance and property and business interruption insurance. Because of the nature of industry hazards, it is possible that liabilities for pollution and other damages arising from a major occurrence may not be covered by the Company's insurance policies or could exceed insurance coverages or policy limits or that such insurance may not be available at reasonable rates in the future. Any such liabilities, which could arise due to injury or loss of life, severe damage to and destruction of property and equipment, pollution or other environmental damage or suspension of operations, could have a material adverse effect on the Company.

      Risk of Work Stoppages

      As of December 31, 1998, approximately 10% of the Company's domestic employees were covered by collective bargaining agreements which expire from 1998 through 2000. Most of the Company's employees in Israel and France are covered by collective bargaining agreements. In Israel, the Company continues to operate under the terms of the national collective bargaining agreement, portions of which expired in 1994. In Norway, wage and income developments are largely determined in negotiations between the National Labor Organization and the employees during national and central collective bargaining settlements, and through local negotiations. Approximately 75% of ODDA's employees are covered by collective bargaining agreements. The present agreement is a two-year agreement, expiring in 2000. There can be no assurance, however, that new agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to the

Company. A prolonged work stoppage or strike at any of its manufacturing facilities could have a material adverse effect on the Company's results of operations.

      Dependence on Key Personnel

      The Company's operations are dependent on the continued efforts of its senior executive officers, Jack Bendheim, I. David Paley, Marvin S. Sussman, James O. Herlands and Nathan Z. Bistricer. The loss of the services of any of Messrs. Bendheim, Paley, Sussman, Herlands or Bistricer could have a material adverse effect on the Company. The Company does not carry key-man life insurance other than to fund stock repurchase or compensation obligations.

      Uncertain Impact of Acquisition Plans

      The Company intends to continue to pursue a strategy of targeted expansion through the acquisition of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations. The Company has used a portion of the proceeds of the Offering to finance the ODDA Acquisition and may use a portion of the proceeds of the Offering to finance other acquisitions and investments. However, there can be no assurance that the Company will find attractive acquisition candidates or successfully complete or finance any future acquisition. With respect to ODDA, and, should the Company complete any material acquisition, the Company's success or failure in integrating the operations of the acquired business may have a material impact on the future growth or success of the Company.

      Seasonality of Business

      The Company's sales are typically highest in the fourth fiscal quarter. The Company's sales of copper-based fungicides and other agricultural products are typically highest in the first and fourth fiscal quarters, and its sales of gibberellic acid are highest in the fourth quarter, due to the seasonal nature of the agricultural industry. The Company's sales of finished chemicals to the wood treatment industry are typically highest in the first and fourth fiscal quarters due to the increased level of home construction during these periods. Additionally, sales of these products may be more concentrated in one of these quarters due to weather conditions.

      Year 2000 Compliance

      The term "Year 2000 ("Y2K") Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Y2K computer software compliance issues affect the Company and most companies in the world.

      The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. The inability of the Company to correct a Y2K problem could arise due to third parties not controlled by the Company. In addition, the Y2K Issue could have a material adverse impact on the operations of the Company due to (a) the unavailability of qualified personnel and other information technology resources, (b) the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment and (c) the actions of governmental agencies or other third parties with respect to Y2K compliance not made or completed on a timely basis. This impact could, in turn, materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers, suppliers, and other third-party providers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Part I--Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk."

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On January 15, 1999, the New Notes were issued in accordance with the First Supplemental Indenture upon consummation of the Exchange Offer. See Part I--Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--The Exchange Offer."

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Exhibit No.    Description
      -----------    -----------

      3.3.1 Certificate of Incorporation of Phibro-Tech, Inc., as amended
      3.14.1 Amendments to Limited Liability Company Agreement of Mineral Resource Technologies, L.L.C.
      10.24 Subscription and Exchange Agreement, dated as of January 29, 1999, among I. David Paley, Nathan Z. Bistricer, James
                     O. Herlands and Phibro-Tech, Inc.
      27.1           Financial Data Schedule

      (b)   Reports on Form 8-K

      No report on Form 8-K has been filed during the quarter ended December 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PHILIPP BROTHERS CHEMICALS, INC.


Date: February 12, 1999            By: /s/ Nathan Z. Bistricer
                                       -----------------------------------------
                                   Nathan Z. Bistricer,
                                   Vice President and Chief Financial Officer


Date: February 12, 1999            By: /s/ Joseph Katzenstein
                                       -----------------------------------------
                                   Joseph Katzenstein
                                   Treasurer and Secretary

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3.3.1          Certificate of Incorporation of Phibro-Tech, Inc., as amended
3.14.1 Amendments to Limited Liability Company Agreement of Mineral Resource Technologies, L.L.C.
10.24 Subscription and Exchange Agreement, dated as of January 29, 1999, among I. David Paley, Nathan Z. Bistricer, James O. Herlands and Phibro-Tech, Inc.
27.1           Financial Data Schedule

State of New York       ss:
Department of State

I hereby certify, that the certificate of incorporation of PHIBRO CHEMICALS, INC. was filed on 12/20/1985, with perpetual duration, and that a diligent examination has been made of the index of corporation papers filed in this Department for a certificate, order, or record of a dissolution, and upon such examination, no such certificate, order or record has been found, and that so far as indicated by the records of this Department, such corporation is a subsisting corporation. I further certify the following:

A Biennial Statement was filed 01/08/1993.

A Biennial Statement was filed 12/10/1993.

A Biennial Statement was filed 12/10/1997.

I further certify, that no other certificates have been filed by such corporation.

Witness my hand and the official seal of the Department of State at the City of Albany, this 18th day of May one thousand nine hundred and ninety-eight.


/s/
Special Deputy Secretary of State

State of New York       ss:
Department of State

I hereby certify that the annexed copy has been compared with the original document in the custody of the Secretary of State and that the same is a true copy of said original.

Witness my hand and seal of the Department of State on May 20, 1998


/s/
Special Deputy Secretary of State

                         CERTIFICATION OF INCORPORATION
                                       OF
                             PHIBRO CHEMICALS, INC.

                            UNDER SECTION 402 OF THE
                BUSINESS CORPORATION LAW OF THE STATE OF NEW YORK

      I, DONALD A. HAMBURG, being a natural person over the age of 18 years, for the purpose of forming a corporation pursuant to Section 402 of the Business Corporation Law, do hereby certify as follows:

      FIRST: The name of the corporation (the "Corpora-tion") is PHIBRO CHEMICALS, INC.

      SECOND: The purposes for which the Corporation is formed are to engage in any lawful act for which corporations may be organized under the Business Corporation Law, but the Corporation is not formed to engage in any act or activity requiring the consent or approval of any state official, department, board, agency or other body without such consent or approval first being obtained.

      THIRD: The office of the Corporation is to be located in the City of New York, County of New York, State of New York.

      FOURTH: The aggregate number of shares which the Corporation shall have authority to issue shall be 200 shares of Common Stock, without par value.

      FIFTH: The Secretary of State of the State of New York is designated as agent of the Corporation upon whom process against the Corporation may be served. The post office address to which the Secretary of State shall mail a copy of any process against the Corporation served upon him is: c/o Weitzner, Levine, Hamburg, Maley & Walzer, 230 Park Avenue, New York, New York 10169.

      IN WITNESS WHEREOF, the undersigned has made, signed, and affirmed the truth of the statements contained in this Certificate under the penalty of perjury, this 11th day of December, 1985.


/s/ Donald A. Hamburg
---------------------------
Name:     Donald A. Hamburg
Address:  230 Park Avenue
New York, New York 10169