Form 10-Q
period 1999-03-31
PHILIPP BROTHERS CHEMICALS INC
filed 1999-05-17
CIK 1069899

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                        Commission File Number 333-64641

                        Philipp Brothers Chemicals, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                               13-1840497
--------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

                  One Parker Plaza, Fort Lee, New Jersey 07024
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 944-6020)
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes |X|              No |_|

Number of shares of each class of common stock outstanding as of May 14, 1999:

            Class A Common Stock, $.10 par value 12,600.00
            Class B Common Stock, $.10 par value 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                                Table of Contents

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION (UNAUDITED)

         Item 1. Condensed Financial Statements                                4
                 Condensed Consolidated Balance Sheets                         5
                 Condensed Consolidated Statements of Operations               6
                 Condensed Consolidated Statements of Changes in
                 Stockholders' Equity                                          7
                 Condensed Consolidated Statements of Cash Flows               8
                 Notes to Condensed Consolidated Financial Statements          9
         Item 2. Management's Discussion and Analysis of Financial            21
                 Condition and Results of Operations
         Item 3. Quantitative and Qualitative Disclosures About Market Risk   24

PART II  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                    29
         Item 5. Other Information                                            29
         Item 6. Exhibits and Reports on Form 8-K                             29

SIGNATURES                                                                    30

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-Q and are discussed in Item 2 of Part I of this Form 10-Q under the caption "Certain Factors Affecting Future Operating Results."

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 (IN THOUSANDS)

                                                          March 31,    June 30,
                              ASSETS                        1999         1998
                              ------                      ---------   ---------
CURRENT ASSETS:
  Cash and cash equivalents                               $   2,668   $  24,221
  Trade receivables, less allowance for doubtful accounts
    of $ 839 in March 31, 1999 and $ 751 in June 30,1998     54,903      57,560
  Other receivables                                           4,032       6,000
  Inventories                                                57,022      37,567
  Prepaid expenses and other current assets                   9,436       5,491
                                                          ---------   ---------

      TOTAL CURRENT ASSETS                                  128,061     130,839

PROPERTY, PLANT AND EQUIPMENT, net                           65,785      40,510

INTANGIBLES                                                   7,529       3,771

OTHER ASSETS
                                                             21,326      17,076
                                                          ---------   ---------

                                                          $ 222,701   $ 192,196
                                                          =========   =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
  Cash overdraft                                          $   1,489   $   1,915
  Loans payable to banks                                      3,474           -
  Current portions of long-term debt                          2,702       1,646
  Accounts payable                                           31,041      31,517
  Other loans payable                                           127         492
  Accrued expenses and other current liabilities             21,969      15,602
                                                          ---------   ---------
      TOTAL CURRENT LIABILITIES                              60,802      51,172

LONG-TERM DEBT                                              128,093     102,158

OTHER LIABILITIES                                            12,255      10,103
                                                          ---------   ---------

      TOTAL LIABILITIES                                     201,150     163,433
                                                          ---------   ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
  Common stock                                                2,075       2,563
  Common stock of subsidiary                                    799       2,623
                                                          ---------   ---------
      TOTAL REDEEMABLE SECURITIES                             2,874       5,186

STOCKHOLDERS' EQUITY:
  Series A preferred stock                                      521         521
  Common stock                                                    3           3
  Paid-in capital                                               805         435
  Retained earnings                                          18,808      23,221
  Accumulated other comprehensive income -
    cumulative currency translation adjustment               (1,460)       (603)
                                                          ---------   ---------

      TOTAL STOCKHOLDERS' EQUITY                             18,677      23,577
                                                          ---------   ---------
                                                          $ 222,701   $ 192,196
                                                          =========   =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    MARCH  31,            MARCH  31,
                                                1999       1998        1999       1998
                                              -------------------   ---------------------

NET SALES                                     $ 79,497   $ 73,764   $ 211,598   $ 204,071

COST OF GOODS SOLD                              57,310     56,260     157,299     155,595
                                              -------------------   ---------------------

  GROSS PROFIT                                  22,187     17,504      54,299      48,476

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    20,774     14,812      50,099      43,673
                                              -------------------   ---------------------

  OPERATING INCOME                               1,413      2,692       4,200       4,803

OTHER:
  Interest expense                               3,258      1,637       9,276       4,850
  Interest income                                  (95)       (80)       (569)       (345)
  Other (income) expense, net                    1,173        221       2,361         824
                                              -------------------   ---------------------
 INCOME (LOSS) BEFORE INCOME TAXES              (2,923)       914      (6,868)       (526)

PROVISION (BENEFIT) FOR INCOME TAXES              (847)       439      (2,455)       (143)
                                              -------------------   ---------------------
  NET INCOME (LOSS)                           $ (2,076)  $    475   $  (4,413)  $    (383)
                                              ===================   =====================

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                           Preferred  Stock      Common Stock                               Accumulated
                                           ----------------  --------------------                              Other
                                                              Class      Class      Paid-in     Retained   comprehensive
                                               Series A        "A"        "B"       Capital     Earnings        Income       Total
                                            --------------   --------- ----------  ---------- ------------ -------------    --------
BALANCE, JULY 1,1998                             $521           $  2        $  1     $ 435    $ 23,221       $  (603)      $ 23,577

    Foreign currency translation adjustment                                                                     (857)          (857)

    Payment of note receivable from officer                                            370                                      370

    Net loss                                                                                    (4,413)                      (4,413)
                                                -----           ----        ----     -----    --------       -------       --------

BALANCE,  MARCH 31,1999                           521              2           1       805      18,808        (1,460)      $ 18,677
                                                =====           ====        ====     =====    ========       =======       ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31,1999 AND 1998

                                 (IN THOUSANDS)

                                                               1999      1998
                                                             --------   -------
OPERATING ACTIVITIES:
  Net loss                                                   $ (4,413)  $  (383)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                               7,840     7,722
    Other                                                         163       989
    Changes in operating assets and liabilities,
    net of businesses acquired:
      Accounts receivable                                       9,244      (588)
      Inventories                                              (9,142)   (3,476)
      Prepaid expenses and other current assets                (1,333)     (515)
      Other assets                                             (1,553)     (404)
      Accounts payable                                         (5,326)    2,459
      Accrued expenses and other current liabilities            2,587       802
                                                             --------   -------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (1,933)    6,606
                                                             --------   -------
INVESTING ACTIVITIES:
  Capital expenditures                                         (9,482)   (6,525)
  Acquisition of businesses, net of cash acquired             (21,505)        -
  Other                                                             -      (520)
                                                             --------   -------
      NET CASH USED IN INVESTING ACTIVITIES                   (30,987)   (7,045)
                                                             --------   -------
FINANCING ACTIVITIES:
  Cash overdraft                                                 (426)     (372)
  Net increase in short-term debt                               2,627       788
  Proceeds from long-term debt                                  9,210     3,840
  Payments of long-term debt                                     (414)   (3,253)
  Proceeds from life insurance                                      -     6,045
  Redemption of preferred stock                                     -    (6,131)
  Distribution to principal shareholder                             -    (1,500)
  Repayment of shareholder note                                   370         -
                                                             --------   -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      11,367      (583)
                                                             --------   -------
      NET DECREASE IN CASH AND CASH EQUIVALENTS               (21,553)   (1,022)

CASH AND CASH EQUIVALENTS at beginning of period               24,221     4,093
                                                             --------   -------
      CASH AND CASH EQUIVALENTS at end of period             $  2,668   $ 3,071
                                                             ========   =======

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                 (IN THOUSANDS)

1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments except for the accrual of compensation expense for separated employees in the third quarters of 1999 ($1.5 million) and 1998 ($1.1 million)) necessary to present fairly the financial position as of March 31, 1999 and June 30, 1998 and the results of operations and cash flows for the three months and nine months ended March 31, 1999 and 1998.

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

      The results of operations for the three months and nine months ended March 31, 1999 and 1998 are not indicative of results for the full year.

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

      The unaudited consolidated results of operations on a pro forma basis as if such acquisition had occurred at the beginning of each of the nine month periods being reported are as follows:

                                                Nine Months Ended
                                                     March 31,
                                                1999            1998
                                                ----            ----

            Net Sales                       $   220,957      $   236,154
            Net Loss                             (6,193)            (531)

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

      The fiscal year of the Company and its subsidiaries (other than its Israeli and Brazilian subsidiaries) ends on June 30. The fiscal year of the Company's Israeli and Brazilian subsidiaries ends on March 31. Accordingly, the accounts of the Company's Israeli and Brazilian subsidiaries are included in the condensed consolidated financial statements on a three-month lag. The condensed consolidated balance sheets include a receivable from the subsidiaries in the amount of $261 at March 31, 1999, and $2,686 at June 30, 1998, included in other receivables, which represent net transactions (merchandise purchases and cash payments) with the subsidiaries.

   Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods, however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at March 31, 1999 and June 30, 1998 are based on perpetual records and consist of the following:

                                                  March 31,      June 30,
                                                    1999           1998
                                                    ----           ----

          Raw materials........................  $    25,291    $    18,511
          Work-in-process......................        5,111          2,604
          Finished goods.......................       26,620         16,452
                                                 -----------    -----------
                                                 $    57,022    $    37,567
                                                 ===========    ===========

   Comprehensive Income

      Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements.

      The Company's comprehensive income amounts were computed as follows:

                                                      Three Months Ended      Nine Months Ended
                                                           March 31,               March 31,
                                                      ------------------      -----------------
                                                        1999        1998        1999       1998
                                                        ----        ----        ----       ----
Net earnings (loss)                                   $(2,076)     $ 475      $(4,413)   $ (383)
Change in foreign currency translation adjustments       (923)       (48)        (857)      313
                                                      --------     -----      -------    ------
    Total comprehensive income (loss)                 $(2,999)     $ 427      $(5,270)   $  (70)
                                                      ========     =====      =======    ======

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

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $2,028 as of March 31, 1999, which is included in current and long-term liabilities.

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

5. Credit Facility (Continued)

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

      At March 31, 1999, the Company was not in compliance with the domestic net worth requirements of the Credit Facility. Subsequently a waiver has been obtained from the lenders.

6. Subsequent Event

      In April 1999, there was a fire at the Company's Bowmanstown, Pennsylvania facility. The Company is filing claims under its insurance coverage for property damage and business interruption. Management does not believe there will be any material adverse effect on the Company's financial condition, results of operations and cash flows.

7. Condensed Consolidating Financial Statements

      In June 1998, the Company issued $100 million of its 9-7/8% Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries, the voting shares of which are wholly-owned, fully and unconditionally guaranteed such Notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company has determined that they are not material to investors. Foreign subsidiaries do not presently guarantee the Notes.

      The following condensed consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: PBC and its subsidiaries (C.P. Chemicals, Inc., Koffolk, Inc., Phibro-Tech, Inc., MRT Management Corp., Mineral Resource Technologies, L.L.C., Prince Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company (IL) Phibrochem, Inc., Phibro Chemicals, Inc. and Western Magnesium Corp.). The Non-Guarantor Subsidiaries include the following: (Koffolk (1949) Ltd., Agtrol International, Ferro Metal and Chemical Corporation and ODDA). The voting shares of the U.S. Guarantor Subsidiaries are wholly-owned by the Parent, and the foreign Non-Guarantor Subsidiaries are majority owned by the Parent.

      Investments in subsidiaries are accounted for by the Parent using the equity method. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group.

Philipp Brothers Chemicals Inc.
Condensed Consolidating Balance Sheet
As of March  31, 1999 (Unaudited)

                            (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                               Parent   U.S. Guarantor   Foreign Subsidiaries  Consolidation  Consolidated
                                                         Subsidiaries       Non-Guarantors      Adjustments      Balance
--------------------------------------------------------------------------------------------------------------------------

               Assets
------------------------------------------
Current Assets:

Cash and cash equivalents                     $     66    $    557           $   2,045                         $   2,668
Trade receivables,net                            5,624      21,784              27,495                            54,903
Other receivables                                1,361         701               1,970                             4,032
Inventories                                      3,786      26,386              26,850                   0        57,022
Prepaid expenses and other                       5,789       2,180               1,467                             9,436
                                             ---------------------------------------------------------------------------
        Total current assets                    16,626      51,608              59,827                   0       128,061
                                             ---------------------------------------------------------------------------
Property, plant & equipment, net                   995      17,348              47,442                            65,785

Intangibles                                        265       2,858               4,406                             7,529
Investment in subsidiaries                      62,545       1,961              (3,570)            (60,936)            0
Intercompany                                    49,621      (8,769)              1,110             (41,962)            0
Other assets                                     9,439       7,734               4,153                            21,326
                                             ---------------------------------------------------------------------------
            Total assets                      $139,491    $ 72,740           $ 113,368           $(102,898)    $ 222,701
                                             ===========================================================================

   Liabilities and Stockholders' Equity
------------------------------------------
Current Liabilites:
Cash overdraft                                $    490    $    999           $       -                         $   1,489
Loans payable to banks                               0           0               3,474                             3,474
Current portions of long term debt                 129       2,556                  17                             2,702
Accounts payable                                 1,772      11,425              17,844                            31,041
Other loans payable                                127           0                   0                               127
Accrued expenses and other                       5,440      10,957               5,572                   0        21,969
                                             ---------------------------------------------------------------------------
Total current liabilites                         7,958      25,937              26,907                   0        60,802
                                             ---------------------------------------------------------------------------
Long term debt                                 107,333         658              61,529             (41,427)      128,093

Other  liabilities                               1,923       6,703               3,629                   0        12,255

Redeemable securities
Common stock                                     2,075                                                             2,075
Common stock of subsidiary                                     799                                                   799
                                             ---------------------------------------------------------------------------
                                                 2,075         799                   0                   0         2,874
        Stockholders' equity
Series A preferred stock                           521           0                   0                               521
Common stock                                         3          32                 131                (163)            3
Paid in capital                                    864      34,040               2,784             (36,883)          805
Retained earnings                               18,808       4,540              19,885             (24,425)       18,808
Accumulated other comprehensive income-
  cumulative currency translation adjustment         6          31              (1,497)                  0        (1,460)
                                             ---------------------------------------------------------------------------
      Total Stockholders' equity                20,202      38,643              21,303             (61,471)       18,677
                                             ---------------------------------------------------------------------------
      Total liabilities and equity            $139,491    $ 72,740           $ 113,368           $(102,898)    $ 222,701
                                             ===========================================================================

Philipp Brothers Chemicals Inc.
Condensed Consolidating Income Statement
For the Three Months Ended March 31, 1999 (Unaudited)

                            (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                               Parent   U.S. Guarantor   Foreign Subsidiaries  Consolidation  Consolidated
                                                         Subsidiaries       Non-Guarantors      Adjustments      Balance
--------------------------------------------------------------------------------------------------------------------------

Net sales                                       $ 8,995     $ 42,487           $ 36,964         $ (8,949)      $ 79,497

Cost of goods sold                                7,307       32,275             26,677           (8,949)        57,310
                                                -----------------------------------------------------------------------

         Gross profit                             1,688       10,212             10,287                0         22,187

Selling, general, and administrative expenses     3,052       10,693              7,029                          20,774

                                                -----------------------------------------------------------------------
Operating income (loss)                          (1,364)        (481)             3,258                0          1,413

Interest expense                                  1,716           73              1,469                           3,258
Interest income                                      (3)           0                (92)                            (95)
Other expense                                         0            0              1,173                           1,173

Intercompany allocation                          (2,359)       2,359                  0                               0

(Profit) loss relating to subsidiaries            1,601            0                  0           (1,601)             0
                                                -----------------------------------------------------------------------

Income (loss) before income taxes                (2,319)      (2,913)               708            1,601         (2,923)

Provision (benefit) for income taxes               (243)        (940)               336                0           (847)
                                                -----------------------------------------------------------------------

Net income (loss)                               $(2,076)    $ (1,973)          $    372         $  1,601       $ (2,076)
                                                =======================================================================

Philipp Brothers Chemicals Inc.
Condensed Consolidating Income Statement
For the Nine Months Ended March 31, 1999 (Unaudited)

                            (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                               Parent   U.S. Guarantor   Foreign Subsidiaries  Consolidation  Consolidated
                                                         Subsidiaries       Non-Guarantors      Adjustments      Balance
--------------------------------------------------------------------------------------------------------------------------

Net sales                                      $ 25,685    $ 118,285          $ 90,306           $(22,678)      $ 211,598

Cost of goods sold                               20,991       90,702            68,284            (22,678)        157,299
                                               --------------------------------------------------------------------------
        Gross profit                              4,694       27,583            22,022                  0          54,299

Selling, general, and administrative expenses     8,491       25,999            15,609                             50,099

                                               --------------------------------------------------------------------------
Operating income (loss)                          (3,797)       1,584             6,413                  0           4,200

Interest expense                                  4,981          239             4,056                              9,276
Interest income                                    (351)           0              (218)                              (569)
Other expense                                         0            0             2,361                              2,361

Intercompany allocation                          (7,161)       7,161                 0                  0               0

(Profit) loss relating to subsidiaries            3,551            0                 0             (3,551)              0
                                               --------------------------------------------------------------------------
Income (loss) before income taxes                (4,817)      (5,816)              214              3,551          (6,868)

Provision (benefit) for income taxes               (404)      (2,075)               24                  0          (2,455)
                                               --------------------------------------------------------------------------

Net income (loss)                              $ (4,413)   $  (3,741)         $    190           $  3,551       $  (4,413)
                                               ==========================================================================

Philipp Brothers Chemicals Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended March 31, 1999 (Unaudited)

                            (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------
                                                       Parent   U.S. Guarantor   Foreign Subsidiaries  Consolidation  Consolidated
                                                                 Subsidiaries       Non-Guarantors      Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------

Operating activities:
Net income (loss)                                     $ (4,413)    $ (3,741)           $    190          $  3,551       $ (4,413)
Adjustments to reconcile net income (loss)
  Cash provided by operating activities:
  Depreciation and amortization                            372        2,740               4,728                            7,840
  Other                                                   (133)        (113)                409                              163

Changes in operating assets and liabilites:
Net of effect of business acquired:
Accounts receivable                                         26        6,661               2,557                            9,244
Inventories                                                226       (7,024)             (2,344)                          (9,142)
Prepaid expenses and other                              (2,599)      (1,580)              2,846                           (1,333)
Other assets                                            (1,581)          16                  12                           (1,553)
Intercompany                                           (16,339)      10,003               9,887            (3,551)             0
Accounts payable                                          (596)        (374)             (4,356)                          (5,326)
Accrued expenses and other                               1,076        1,233                 278                            2,587
                                                      --------------------------------------------------------------------------
Net cash (used in) provided by operaties activities    (23,961)       7,821              14,207                 0         (1,933)
                                                      --------------------------------------------------------------------------
Investing activities
Capital expenditures                                      (134)      (5,492)             (3,856)                          (9,482)
Acquisition of businesses                                    0       (2,505)            (19,000)                         (21,505)
                                                      --------------------------------------------------------------------------
Net cash used in investing activities                     (134)      (7,997)            (22,856)                0        (30,987)
                                                      --------------------------------------------------------------------------
Financing activities:
Cash overdraft                                            (423)          (3)                  0                             (426)
Net (decrease) increase in short term debt                (847)           0               3,474                            2,627
Proceeds from long term debt                             7,200          141               1,869                            9,210
Payments of long term debt                                 (81)        (333)                  0                             (414)
Repayment of shareholder note                                0            0                 370                              370
                                                      --------------------------------------------------------------------------
Net cash provided by (used in) financing activities      5,849         (195)              5,713                 0         11,367
                                                      --------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents   (18,246)        (371)             (2,936)                0        (21,553)

Cash and cash equivalents at beginning of year          18,312          928               4,981                           24,221
                                                      --------------------------------------------------------------------------
Cash and cash equivalents at end of year              $     66     $    557            $  2,045          $      -       $  2,668
                                                      ==========================================================================

Philipp Brothers Chemicals Inc.
Condensed Consolidating Balance Sheet
As of June 30, 1998  (Unaudited)

                            (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                               Parent   U.S. Guarantor   Foreign Subsidiaries  Consolidation  Consolidated
                                                         Subsidiaries       Non-Guarantors      Adjustments      Balance
--------------------------------------------------------------------------------------------------------------------------

              Assets
--------------------------------------------
Current Assets:

Cash and cash equivalents                     $  18,312     $    928         $  4,981                           $  24,221

Trade receivables, net                            5,729       27,999           23,832                              57,560

Other receivables                                   952           60            4,988                               6,000
Inventories                                       3,596       18,910           15,061                    0         37,567
Prepaid expenses and other                        3,599        1,241              651                               5,491
                                              ---------------------------------------------------------------------------
       Total current assets                      32,188       49,138           49,513                    0        130,839
                                              ---------------------------------------------------------------------------
Property, plant & equipment, net                  1,163       12,590           26,757                              40,510

Intangibles                                          15        3,136              620                               3,771
Investment in subsidiaries                       67,049        1,534           (2,483)             (66,100)             0
Intercompany                                     28,932      (29,587)             655                    0              0
Other assets                                      7,729        7,864            1,483                              17,076
                                              ---------------------------------------------------------------------------

           Total assets                       $ 137,076     $ 44,675         $ 76,545             $(66,100)     $ 192,196
                                              ===========================================================================

     Liabilities and Stockholders' Equity
--------------------------------------------
Current Liabilites:
Cash overdraft                                $     913     $  1,002         $      -                           $   1,915
Current portion of long term debt                   144        1,491               11                               1,646
Accounts payable                                  2,368       11,799           17,350                              31,517
Other loans payable                                 492            0                0                                 492
Accrued expenses and other                        4,223        8,281            3,098                    0         15,602
                                              ---------------------------------------------------------------------------
Total current liabilites                          8,140       22,573           20,459                    0         51,172
                                              ---------------------------------------------------------------------------

Long term debt                                  100,199        2,575           34,775              (35,391)       102,158

Other  liabilities                                1,679        6,437            1,987                    0         10,103

Redeemable securities
---------------------
Common stock                                      2,563                                                             2,563
Common stock of subsidiary                                     2,623                                                2,623
                                              ---------------------------------------------------------------------------
                                                  2,563        2,623                0                    0          5,186
       Stockholders' equity
       --------------------
Series A preferred stock                            521            0                0                                 521

Common stock                                          3            0                0                                   3
Paid in capital                                     764        2,560             (429)              (2,460)           435
Retained earnings                                23,221        7,877           20,372              (28,249)        23,221
Accumulated other comprehensive income-
  cumulative currency translation adjustment        (14)          30             (619)                   0           (603)
                                              ---------------------------------------------------------------------------
    Total Stockholders' equity                   24,495       10,467           19,324              (30,709)        23,577
                                              ---------------------------------------------------------------------------

   Total liabilities and equity               $ 137,076     $ 44,675         $ 76,545             $(66,100)     $ 192,196
                                              ===========================================================================

Philipp Brothers Chemicals Inc.
Condensed Consolidating Income Statement
For the Three Months Ended March 31, 1998 (Unaudited)

                            (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                               Parent   U.S. Guarantor   Foreign Subsidiaries  Consolidation  Consolidated
                                                         Subsidiaries       Non-Guarantors      Adjustments      Balance
--------------------------------------------------------------------------------------------------------------------------

Net sales                                       $ 8,783    $41,708           $ 29,997            $ (6,724)       $73,764

Cost of goods sold                                7,299     31,819             23,866              (6,724)        56,260
                                                ------------------------------------------------------------------------
        Gross profit                              1,484      9,889              6,131                   0         17,504

Selling, general, and administrative expenses     2,893      8,109              3,810                             14,812

                                                ------------------------------------------------------------------------
Operating income (loss)                          (1,409)     1,780              2,321                   0          2,692

Interest expense                                    974         78                585                              1,637
Interest income                                     (51)         0                (29)                               (80)
Other expense                                         0          0                221                                221

Intercompany allocation                          (1,517)     1,517                  0                                  0

(Profit) loss relating to subsidiaries           (1,073)         0                  0               1,073              0
                                                ------------------------------------------------------------------------
Income (loss) before income taxes                   258        185              1,544              (1,073)           914

Provision (benefit) for income taxes               (217)       160                496                   0            439
                                                ------------------------------------------------------------------------

Net income (loss)                               $   475    $    25           $  1,048            $ (1,073)       $   475
                                                ========================================================================

Philipp Brothers Chemicals Inc.
Condensed Consolidating Income Statement
For the Nine Months Ended March 31, 1998 (Unaudited)

                            (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                               Parent   U.S. Guarantor   Foreign Subsidiaries  Consolidation  Consolidated
                                                         Subsidiaries       Non-Guarantors      Adjustments      Balance
--------------------------------------------------------------------------------------------------------------------------

Net sales                                      $ 27,621    $ 117,613          $ 79,619          $(20,782)      $ 204,071

Cost of goods sold                               22,760       88,199            65,418           (20,782)        155,595
                                               -------------------------------------------------------------------------
        Gross profit                              4,861       29,414            14,201                 0          48,476

Selling, general, and administrative expenses     8,376       26,402             8,895                            43,673
                                               -------------------------------------------------------------------------

Operating income (loss)                          (3,515)       3,012             5,306                 0           4,803

Interest expense                                  2,736          366             1,748                             4,850
Interest income                                    (197)         (69)              (79)                             (345)
Other expense                                         0            0               824                               824

Intercompany allocation                          (4,370)       4,370                 0                                 0

(Profit) loss relating to subsidiaries             (767)           0                 0               767               0
                                               -------------------------------------------------------------------------
Income (loss) before income taxes                  (917)      (1,655)            2,813              (767)           (526)

Provision (benefit) for income taxes               (534)        (478)              869                 0            (143)
                                               -------------------------------------------------------------------------

Net income (loss)                              $   (383)   $  (1,177)         $  1,944          $   (767)      $    (383)
                                               =========================================================================

Philipp Brothers Chemicals Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended March 31, 1998 (Unaudited)

                            (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------
                                                       Parent   U.S. Guarantor   Foreign Subsidiaries  Consolidation  Consolidated
                                                                 Subsidiaries       Non-Guarantors      Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------

Operating activities:

Net income (loss)                                      $  (383)    $(1,177)          $ 1,943             $  (766)        $  (383)
Adjustments to reconcile net income (loss)
  Cash provided by operating activities:
  Depreciation and amortization                            362       3,871             3,489                               7,722
  Other                                                    142         784                63                                 989

Changes in operating assets and liabilites:
Net of effect of business acquired:
Accounts receivable                                        425         695            (1,708)                               (588)
Inventories                                                (57)     (4,968)            1,549                              (3,476)
Prepaid expenses and other                              (1,468)      1,388              (435)                               (515)
Other assets                                              (370)       (113)               79                                (404)
Intercompany                                             1,258         767            (2,791)                766               0
Accounts payable                                        (1,229)      1,639             2,049                               2,459
Accrued expenses and other                               1,254        (218)             (234)                                802
                                                       -------------------------------------------------------------------------
Net cash (used in) provided by operaties activities        (66)      2,668             4,004                   0           6,606
                                                       -------------------------------------------------------------------------
Investing activities
Capital expenditures                                      (310)     (3,329)           (2,886)                             (6,525)
Other                                                     (520)          0                 0                                (520)
                                                       -------------------------------------------------------------------------
Net cash used in investing activities                     (830)     (3,329)           (2,886)                  0          (7,045)
                                                       -------------------------------------------------------------------------
Financing activities:
Cash overdraft                                            (119)       (253)                0                                (372)
Net (decrease) increase in short term debt                (206)       (200)            1,194                                 788
Proceeds from long term debt                             3,377         463                 0                               3,840
Payments of long term debt                                (370)       (248)           (2,635)                             (3,253)
Proceeds from life insurance                             6,045           0                 0                               6,045
Distribution to principal shareholder                   (1,500)          0                 0                              (1,500)
Redemption of preferred stock                           (6,131)          0                 0                              (6,131)
                                                       -------------------------------------------------------------------------
Net cash provided by (used in) financing activities      1,096        (238)           (1,441)                  0            (583)
                                                       -------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       200        (899)             (323)                  0          (1,022)

Cash and cash equivalents at beginning of year             263       1,049             2,781                               4,093
                                                       -------------------------------------------------------------------------
Cash and cash equivalents at end of year               $   463     $   150           $ 2,458                 $ -         $ 3,071
                                                       =========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-Q and are discussed under the caption in this Item 2 entitled "Certain Factors Affecting Future Operating Results."

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

Recent Developments

      The Exchange Offer

      On January 15, 1999, the Company consummated its offer to exchange, and issued, $100,000,000 in aggregate principal amount of its 9 7/8% Senior Subordinated Notes due 2008 (the "New Notes"), which have been registered under the Securities Act of 1933, as amended (the "Securities Act"), in exchange for an equal amount of 9 7/8% Senior Subordinated Notes due 2008 which were not registered under the Securities Act (the "Old Notes"). The New Notes were issued pursuant to a First Supplemental Indenture dated January 15, 1999 among the Company, The Chase Manhattan Bank, as Trustee, and the current domestic subsidiaries of the Company (the "Guarantors"). The terms of the New Notes and the Old Notes are identical in all material respects, except that the offer of the New Notes was registered under the Securities Act and, therefore, the New Notes are not subject to certain transfer restrictions, registration rights and related liquidated damage provisions applicable to the Old Notes. The issuance of the New Notes satisfied certain obligations of the Company contained in the Registration Rights Agreement dated as of June 11, 1998 among the Company, the Guarantors and Schroder & Co. Inc., as the Initial Purchaser thereunder.

Results of Operations

                                                            NET SALES (In $000's)
                                                  Three Months Ended    Nine Months Ended
                                                        March 31,           March 31,
                                                  ------------------    -----------------
                                                   1999        1998      1999       1998
                                                   ----        ----      ----       ----
Product Groups
  Animal Nutrition and Health..................  $ 33,327   $ 35,631   $ 94,072   $ 98,985
  Intermediates and Industrial Chemicals.......    26,804     18,731     69,227     55,950
  Electronics and Metal Treatment..............     9,033      9,683     25,420     29,202
  Crop Protection..............................    10,333      9,719     22,879     19,934
                                                 --------   --------   --------   --------
          Total                                  $ 79,497   $ 73,764   $211,598   $204,071
                                                 ========   ========   ========   ========

Comparison of Three Months Ended March 31, 1999 and 1998

      Net Sales. Net Sales increased by $5.7 million or 7.8% to $79.5 million in the three months ended March 31, 1999 as compared to the same period of the prior year. This increase was primarily due to higher net sales of $8.1 million in the Company's Intermediates and Industrial Chemicals product group due to dicyandiamide and calcium carbide sales ($9.9 million) as a result of the ODDA Acquisition, and higher volume sales of coal fly ash ($1.1 million), partially offset by lower volume sales of organic intermediate products ($1.7 million) due to lower customer demand and competitive pressures. Higher net sales of $.6 million in the Company's Crop Protection products was primarily due to the introduction of new fungicide products. Lower net sales of $2.3 million in the Company's Animal Nutrition and Health products was primarily as a result of lower customer demand for coccidiostats ($1.8 million) and lower selling price for copper sulfate feed grade certain copper containing animal feed nutrient additives due to competitive pressures and lower copper prices.

      Gross Profit. Gross Profit increased by $4.7 million or 26.8% to $22.2 million and 27.9% of sales in the three months ended March 31, 1999 as compared to 23.7% of net sales in the same period of the prior year. This increase was primarily attributable to higher sales in the Company's Intermediates and Industrial Chemicals group products ($4.2 million) due to the ODDA Acquisition and higher sales of coal fly ash products. The favorable impact on gross profit of higher net sales of Crop Protection products ($.2 million) were offset by the impact of lower sales in the Company's Animal Nutrition and Health products, primarily coccidiostats and copper sulfate feed grade certain copper containing animal feed nutrient additives.

      Selling, General and Administrative Expense. Selling, General and Administrative expenses increased by $6.0 million or 40.0% to $20.8 million for the three months ended March 31, 1999 as compared to the same period of the prior year. This increase was primarily due to the ODDA Acquisition ($4.2 million) compensation expenses associated with the separation of employment of an executive of a subsidiary of the Company ($1.5 million), which was partially offset by the reduction in costs associated with the 1998 curtailment of operations at the Company's Sewaren, New Jersey facility. In the three months ended March 31, 1998, a charge of $1.1 million was recorded for employee terminations by the Company.

      Operating Income. Operating income decreased by $1.3 million or 47.5% to $1.4 million in the three months ended March 31, 1999 as compared to the same period of the prior year primarily due to higher net sales and gross profits, offset by higher selling, general and administrative expenses primarily due to compensation expenses associated with the separation of employment of an executive of a subsidiary of the Company ($1.5 million).

      Interest Expense. Interest expense increased by $1.6 million or 99.0% to $3.2 million for the three months ended March 31, 1999 as compared to the same period of the prior year primarily due to increased principal and interest expense associated with the $100 million Note Offering in June 1998 and interest expense incurred by ODDA on its bank borrowings.

      Other Expense, Net. Other expense, net reflects principally foreign currency gains and losses of the Company's foreign subsidiaries.

Comparison of Nine Months Ended March 31, 1999 and 1998

      Net Sales. Net Sales increased by $7.5 million or 3.7% to $211.6 million for the nine months ending March 31, 1999 as compared to the same period of the prior year. This increase was primarily due to higher sales of $13.3 million in the Company's Intermediates and Industrial Chemicals product group for dicyandiamide and calcium carbide ($20.2 million) as a result of the ODDA Acquisition and higher volume sales of the Company's coal fly ash products ($2.1 million). This increase was partially offset by lower volume sales of organic intermediate products ($6.1 million) due to lower customer demand and competitive pressures and lower volume sales of inorganic intermediate products primarily to the wood treating industry due to lower demand and lower copper prices. Higher net sales of $2.9 million in the Company's Crop Protection products was primarily due to higher volume sales of copper fungicides and the introduction of new fungicide products. Lower net sales of $4.9 million in the Company's Animal Nutrition and Health products was primarily as a result of lower customer demand for coccidiostats ($4.2 million). Lower net sales of $3.8 million in the Company's Electronics and Metal Treatment was primarily a result of lower volume sales of metal finishing and electronic chemicals and lower recycling revenues due to lower customer demands.

      Gross Profit. Gross Profit increased by $5.8 million or 12.0% to $54.3 million and 25.7% of sales for the nine months ended March 31, 1999 as compared to 23.8% of net sales in the same period of the prior year. This increase was primarily attributable to higher sales in the Company's Intermediates and Industrial Chemicals products group ($7.6 million) due to the ODDA Acquisition which was partially offset by lower sales of organic and inorganic chemical intermediates. The favorable impact on gross profit of higher volume sales of Crop Protection products ($1.1 million) were offset by the impact of lower net sales of the Company's Electronics and Metal Treatment products ($1.1 million) and lower sales of Animal Nutrition and Health products ($1.8 million) due to lower sales of coccidiostats and lower prices of copper sulfate feed grade certain copper containing animal feed nutrient additives due to lower copper prices.

      Selling, General and Administrative Expense. Selling, general and administrative expenses increased $6.4 million or 14.7% to $50.1 million for the nine months ended March 31, 1999 as compared to the same period of the prior year. This increase was primarily due to the Company's acquisition of ODDA ($7.7 million) and compensation expenses associated with the separation of employment of an executive of a subsidiary of the Company ($1.5 million), which was mostly offset by the reduction in costs associated with the 1998 curtailment of operations at the Company's Sewaren, New Jersey facility. The nine months ended March 31, 1998 include a charge of $1.1 million for employee terminations by the Company.

      Operating Income. Operating income decreased $.6 million or 12.6% to $4.2 million in the nine months ended March 31, 1999 as compared to the same period of the prior year primarily due to higher net sales and gross profits, offset by higher selling, general and administrative expenses primarily due to compensation expenses associated with the separation of employment of an executive of a subsidiary of the Company ($1.5 million).

         Interest Expense. Interest expense increased by $4.4 million or 91% to $9.3 million for the nine months ended March 31, 1999 as compared to the same period of the prior year primarily due to increased principal and interest expense associated with the $100 million Note Offering in June 1998 and interest expense incurred by ODDA on its bank borrowings.

      Other Expense, Net. Other expense, net reflects principally foreign currency gains and losses of the Company's foreign subsidiaries.

Liquidity and Capital Resources.

      Net Cash Used In Operating Activities. Net Cash used in operations for the nine months ended March 31, 1999 was $1.9 million, an increase of $8.5 million from the same period of the prior year. This increase was primarily due to decreased net income and increased purchases of inventories and reduction in amounts due to vendors which were partially offset by higher collections of receivables. Accrued expenses and other current liabilities at March 31, 1999 includes the accrual of $1.5 million of compensation costs associated with the separation of employment of an executive of a subsidiary. In connection with this separation of employment, the Company is also required to redeem common stock of the subsidiary held by the executive and $1.3 million has been reclassified from redeemable securities to accrued expenses.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended March 31, 1999 was $31 million, an increase of $24 million, primarily due to the acquisition of ODDA and a higher level of capital expenditures ($3.0 million).

      Net Cash Provided By Financing Activities. Net cash provided by financing activities for the nine months ended March 31, 1999 was $11.4 million, an increase of $12 million from the same period of the prior year, primarily due to increases in borrowings under the Company's Credit Facility. The nine months ended March 31, 1998 included a distribution to the principal shareholder as consideration for the purchase of Koffolk, Inc. ($1.5 million) reduced by net borrowings.

      Liquidity. As of March 31, 1999, the Company had $67.3 million of working capital as compared to $79.7 million as of June 30, 1998. Cash on hand as of March 31, 1999 amounted to $2.7 million. At March 31, 1999, the Company had $7.2 million outstanding borrowings under a $35 million Credit Facility. At March 31, 1999 the Company had an additional $23.2 million available under its Credit Facility, under a borrowing base formula. The Company expects that cash flows from operations and available borrowing arrangements will provide sufficient working capital to operate the Company's business, to make expected capital expenditures and service interest and principal on outstanding debt and meet the Company's foreseeable liquidity requirement for the next twelve months.

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

      Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt is considered to be representative of their fair value because of their short maturities. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. As of June 30, 1998 and March 31, 1999, the fair value of the Company's total debt did not differ materially from its carrying amount. A 100 basis point increase in interest rates could result in a $6.0 million reduction in the fair value of total debt.

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

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At June 30, 1998 and March 31, 1999, the fair value did not differ materially from its carrying amount. Based on the limited amount of foreign currency contracts at March 31, 1999, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at March 31, 1999, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

      Also, the Company obtains third party letters of credit in connection with certain inventory purchases and insurance obligations. At June 30, 1998 and March 31, 1999, the contract values of these letters of credit were $4.6 million and $7.1 million, respectively, and their fair values did not differ from their carrying amount.

      Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at June 30, 1998 and March 31, 1999 would not be material when compared to the Company's earnings and financial position.

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

      Over the last three years, the Company has replaced or upgraded most of its Management Systems and Manufacturing Systems. The Company has substantially upgraded its desktop computers, networks and servers and software applications and packages. The Company has expended approximately $580,000, $587,000 and $920,000 in the fiscal years ended June 30, 1996, 1997 and 1998, respectively, towards compliance with Y2K issues. Such amounts during such periods were allocated as follows: for 1996, $380,000 for outside consultants and $200,000 for internal costs (including internal programmers and MIS activities); for 1997, $72,700 for hardware, $9,000 for software, $300,800 for outside consultants and $205,000 for internal costs; for 1998, $229,700 for hardware, $35,600 for software, $235,000 for outside consultants and $420,000 for internal costs. The Company believes that its Manufacturing Systems worldwide are currently in Y2K compliance. With regard to its Management Systems, the Company estimates that 90 percent of its U.S. operations are Y2K compliant, other than the current conversion of the order entry and inventory tracking systems of one of its domestic subsidiaries, resulting in estimated overall U.S. completion of 75 percent. The Company expects that its U.S. operations will be in full compliance during calendar 1999.The Company's operations in France and the United Kingdom are presently in Y2K compliance, while the Company estimates that its Israeli and Norwegian operations are currently 90 percent and 75 percent compliant, respectively, and that they will be in full compliance during calendar 1999. The Company expects that any required modifications will be made on a timely basis. The Company continues to test its Management and Manufacturing Systems, on a system-by-system basis, as it completes its ongoing compliance efforts. The Company estimates that future expenditures will not exceed $150,000, of which $30,000 is expected to be spent on hardware, $70,000 on software modifications and systems testing by outside consultants and $50,000 is allocated to internal costs and contingencies. The Company's estimates of completion are based on management's estimates of the number and complexity of the systems involved and the status of its Y2K effort with respect to such systems. Such estimates may not necessarily be consistent with the timing of the Company's incurrence of Y2K-related expenditures.

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

      Because of the substantial number of Manufacturing and Management Systems used by the Company and its operating subsidiaries, the significant number of Key Business Partners, the extent of the Company's foreign operations, including operations within countries that are not actively promoting remediation of the Y2K issue, the Company presently believes that it may experience some disruption in its business due to the Y2K issue. The Company currently believes that the greatest risk of disruption in its business exists in certain international markets. The possible consequences of the Company or Key Business Partners not being fully Y2K compliant by January 1, 2000 include, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence.

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

      The preceding "Y2K Issue" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Y2K problem" discussion, the words "believes," "expects," "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its systems as well as its Y2K contingency plans, its estimated cost of becoming Y2K compliant; and the Company's belief that its internal systems and equipment will be Y2K compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K compliance which are not made or are not completed on a timely basis. The resulting problems could have a material impact on the operations of the Company, and could, in turn, have a material adverse effect on the Company's results of operations, financial position or cash flows. See "Certain Factors Affecting Future Operating Results."

Certain Factors Affecting Future Operating Results

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following: the Company's substantial leverage and potential inability to service its debt; the Company's dependence on distributions from its subsidiaries; risks associated with the Company's international operations; the Company's dependence on its Israeli operations; competition in each of the Company's markets; potential environmental liability; extensive regulation by numerous government authorities in the United States and other countries; significant cyclical price fluctuation for the principal raw materials used by the Company in the manufacture of its products; the Company's reliance on the continued operation and sufficiency of its manufacturing facilities; the Company's dependence upon unpatented trade secrets; the risks of legal proceedings and general litigation expenses; potential operating hazards and uninsured risks; the risk of work stoppages; the Company's dependence on key personnel; the uncertain impact of the Company's acquisition plans; the seasonality of the Company's business; and risks associated with Year 2000 compliance by the Company and third parties.

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

Item 5. Other Information

      At March 31, 1999, the Company had accrued $1.5 million of payments associated with the anticipated separation of I. David Paley, the President and Chief Operating Officer of the Company's Phibro-Tech subsidiary. In connection with this separation, the Company will be required to redeem common stock of Phibro-Tech held by Mr. Paley.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit No.       Description
      -----------       -----------

         27.1           Financial Data Schedule

         (b)       Reports on Form 8-K

         No report on Form 8-K has been filed during the quarter ended March 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PHILIPP BROTHERS CHEMICALS, INC.


Date:  May 14, 1999               By: /s/ Nathan Z. Bistricer
                                      ----------------------------------
                                      Nathan Z. Bistricer,
                                      Vice President and Chief Financial Officer


Date:  May 14, 1999               By: /s/ Joseph Katzenstein
                                      ----------------------------------
                                      Joseph Katzenstein
                                      Treasurer and Secretary

                                                     Exhibit Index
                                                     -------------

Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule