Form 10-K405
period 1999-06-30
PHILIPP BROTHERS CHEMICALS INC
filed 1999-09-28
CIK 1069899

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                   FORM 10-K
                                   ----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File Number 333-64641

                                   ----------

                        Philipp Brothers Chemicals, Inc.
             (Exact name of registrant as specified in its charter)

          New York                                               13-1840497
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  One Parker Plaza, Fort Lee, New Jersey 07024
               (Address of principal executive offices) (Zip Code)

                                 (201) 944-6020
              (Registrant's telephone number, including area code)

                                   ----------

Securities registered pursuant to Section 12(b) of the Act:  none
Securities registered pursuant to Section 12(g) of the Act:  none

                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes |X|              No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was sold was $0 as of June 30, 1999.

The number of shares outstanding of the Registrant's Common Stock as of June 30, 1999: 24,488.50

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I ...................................................................     4

      Item 1.  Business ..................................................     4
      Item 2.  Properties ................................................    23
      Item 3.  Legal Proceedings .........................................    24
      Item 4.  Submission of Matters to a Vote of Security Holders .......    25

PART II ..................................................................    26

      Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters .....................................    26
      Item 6.  Selected Financial Data ...................................    26
      Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...............................    26
      Item 7A. Quantitative and Qualitative Disclosures about Market Risk     35
      Item 8.  Financial Statements and Supplementary Data ...............    35
      Item 9.  Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure ................................    35

PART III .................................................................    36

      Item 10. Directors and Executive Officers of the Registrant ........    36
      Item 11. Executive Compensation ....................................    37
      Item 12. Security Ownership of Certain Beneficial Owners and
                 Management ..............................................    40
      Item 13. Certain Relationships and Related Transactions ............    41
      Item 14. Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K .............................................    42
Index to Financial Statements ............................................   F-1
Report of Independent Accountants ........................................   F-2
Report of Independent Auditors ...........................................   F-3

Consolidated Financial Statements
      Consolidated Balance Sheets as of June 30, 1999 and 1998 ...........   F-4
      Consolidated Statements of Operations for the years ended June 30,
        1999, 1998 and 1997 ..............................................   F-5
      Consolidated Statements of Changes in Stockholders' Equity
        for the years ended June 30, 1997, 1998 and 1999 .................   F-6
      Consolidated Statements of Cash Flows for the years ended
        June 30, 1999, 1998 and 1997 .....................................   F-7

Notes to Consolidated Financial Statements ...............................   F-8

Consolidating Financial Statements
      Consolidating Balance Sheet as of June 30, 1999 ....................  F-28
      Consolidating Income Statement for the year ended June 30, 1999 ....  F-29
      Consolidating Statement of Cash Flows for the year ended
        June 30, 1999 ....................................................  F-30
      Consolidating Balance Sheet as of June 30, 1998 ....................  F-31
      Consolidating Income Statement for the year ended June 30, 1998 ....  F-32
      Consolidating Statement of Cash Flows for the year ended
        June 30, 1998 ....................................................  F-33
      Consolidating Income Statement for the year ended June 30, 1997 ....  F-34
      Consolidating Statement of Cash Flows for the year ended
        June 30, 1997 ....................................................  F-35

SIGNATURES ...............................................................  II-1

                                     PART I

Item 1. Business.

General

      Philipp Brothers Chemicals, Inc. ("Philipp Brothers" or the "Company") is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets including animal nutrition and health, agricultural, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries. The Company believes it has leading positions in certain of its end markets, and has global marketing and manufacturing capabilities. Approximately 38% of the Company's fiscal 1999 net sales consisted of sales made by the Company outside the United States. During fiscal 1999, the Company's products were manufactured at ten facilities in the United States, four facilities in Europe, two facilities in Israel, and one facility in South America. Unless the context otherwise requires, references in this Report to the "Company" refer to the Company and/or one or more of its subsidiaries, as applicable.

      The Company manufactures and markets more than 400 specialty agricultural and industrial chemicals, of which 50 products accounted for approximately 83% of fiscal 1999 net sales. The Company focuses on specialty agricultural and industrial chemicals for which it has a strong market position or an advantage in product development, manufacturing or distribution. Many of the Company's products provide critical performance attributes to its customers' products, while representing a relatively small percentage of total end-product costs.

      The Company has two operating segments--AgChem and Industrial Chemicals. The Company's AgChem segment manufactures and markets trace minerals, trace mineral premixes and animal feed ingredients, as well as vitamins, vitamin premixes and other animal health products to the animal feed, poultry and pet food industries. These products include nicarbazin and amprolium, which the Company distributes to the world-wide poultry industry through major multinational pharmaceutical and animal health companies, and copper sulfate, a key ingredient in animal nutrition, which the Company markets to the animal feed industries in the United States and France. The Company also manufactures and markets copper-based fungicides and other agricultural products for the United States, French and other international markets. The Company's Industrial Chemicals segment manufactures and markets a number of specialty and fine organic chemicals and intermediates, as well as industrial pigments and other mineral products for use in the chemical, catalyst, pharmaceutical, construction, concrete, wood treatment, automotive, aerospace, glass and coal mining industries. Certain of these products are produced from the Company's recycling operations, including copper oxide, which is used in the production of water-borne wood preservatives. In addition to copper oxide, the Company supplies other mineral oxides, such as iron and manganese compounds, which are used as colorants and for other purposes in the brick, masonry, glass and other industries. The Company also manufactures and recycles alkaline etchants in the United States and sells fresh etchant to printed circuit board manufacturers.

Business Strategy

      The Company's objective is to continue to enhance its revenue growth and profitability. The Company plans to achieve its objective through the following key strategies:

      Enhance Growth through Selective Acquisitions and Strategic Alliances. The Company intends to continue to seek acquisitions of businesses and products that improve profitability. In 1994, the Company acquired Agtrol International (formerly La Cornubia S.A.), a producer of copper chemicals and crop protection chemicals in France. In 1995, the Company acquired Planalquimica Industrial Ltda. ("Planalquimica"), the sole manufacturer of nicarbazin in Latin America. In 1996, Koffolk Inc. ("Koffolk USA"), then an affiliate of the Company that became a subsidiary in June 1998, purchased the right to sell nicarbazin from the Animal Feed Division of Merck & Co. Inc. ("Merck"). Koffolk USA became the registered transferee and owner of the New Animal Drug Application ("NADA") for nicarbazin approved by the U.S. Food and Drug

Administration ("FDA"). Separately, Merck appointed Koffolk USA as its exclusive U.S. distributor of amprolium for poultry markets. In October 1998, the Company acquired ODDA Smelteverk A/S ("ODDA") and the business and certain related assets of BOC's Carbide Industries, a manufacturer of calcium carbide used in the production of acetylene for welding and cutting and as a desulphurization agent in the steel and foundry industry, and dicyandiamide used in several applications, including as a flame retardant for wood.

      Increase Product Offerings to Primary Markets. The Company seeks to offer an extensive animal nutrition and crop protection product portfolio to customers, thereby enhancing its position as a valuable supplier to the industries it serves and increasing its unit sales per customer. The Company seeks to increase its product lines through identification and registration of generic fungicides under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"), either directly or through joint ventures or strategic alliances. In 1998, the Company obtained a U.S. registration under FIFRA to sell a triphenyltin hydroxide-based product ("TPTH") as a fungicide used primarily in the sugar beet, pecan and potato industries, and also launched a systemic fungicide used in the tobacco, citrus and vegetable industries. In 1998, the Company also launched a mefenoxam-based product, under the name Ultra Flourish, for use in a variety of end use formulations. Mefenoxam is a systemic fungicide used in the tobacco, citrus and vegetable industries.

      Introduce New or Technologically Improved Products. The Company focuses on the acquisition and development of new and technologically advanced products to respond to customer demands, changes in the marketplace, technology and environmental regulations. The Company continues to use its recycling expertise, hydro-metallurgical experience and chemical formulation capability to develop new products and services. The Company continues to seek and develop opportunities that enable it to offer new products and technologies. For example, Mineral Resource Technology, a subsidiary of the Company, has obtained two patents for the development of a new series of cement products made primarily from fly ash, an ash residue generated chiefly by coal-burning electric utilities. In 1998, the Company introduced an environmentally friendly livestock litter treatment product and a line of animal nutrition palatants (flavor enhancers) for the United States feed market.

      Continue to Improve Operating Efficiencies. With the curtailment of the Company's Sewaren, New Jersey facility, the Company expects to realize significant cost savings. The Company intends to implement additional cost-saving and productivity-enhancing programs in the future, including yield improvement programs. The Company intends to move or expand product capacity to improve production efficiency and reduce transportation costs. The Company is analyzing additional opportunities to increase operating efficiencies and profitability.

      Expand and Strengthen Customer Base. The Company intends to expand and strengthen its customer base by (i) focusing on relationships with key accounts,
(ii) continuing to incentivize its sales force to concentrate on fast-growing, high-margin areas within existing product groups, and (iii) pursuing growth opportunities for its existing products in new markets outside the United States.

Products

      The Company manufactures and markets more than 400 specialty agricultural and industrial chemicals. Many of the Company's products provide critical performance attributes to its customers' products, but represent a relatively small percentage of their total end-product costs.

      The table below sets forth the Company's fiscal 1999 net sales by operating segment, principal products, principal end markets or users, and selected well-known customers.

Business Segments                                       Principal End           Selected Well-Known
(1999 Net Sales)***        Principal Products           Markets or Users        Customers
-------------------        ------------------           ----------------        -------------------
AGCHEM                     Amprolium                    Animal Feed             Agway
($177 million sales)       Animal Feed Ingredients      Citrus                  BASF
                           Copper Fungicides            Coccidiostats*          Cargill
                           Copper Sulfate F.G.          Feed Mills              Continental Grain
                           Fungicides                   Grapes                  Eli Lilly
                           Growth Regulators            Nutritional             Farmland
                           Nicarbazin                   Nuts                    Helena (Marubeni)
                           Trace Mineral Premixes       Poultry and Pet Food    Meriel (Merck/Rhone-Poulenc)
                           Trace Minerals               Supplements             Perdue
                                                        Vegetables              Purina Mills
                                                        Vines                   (Koch Industries)
                                                                                Sivam
                                                                                Sumitomo
                                                                                Tyson Foods
                                                                                United Agri Products (Conagra)

INDUSTRIAL                 Alkaline Etchant             Acetylene               Ashland
($125 million sales)       Calcium Carbide              Brick and Tile          Automata
                           Copper Oxide                 Catalysts               BOC
                           Dicyandiamide                Cement Coatings         Colgate Palmolive
                           Ferric Chloride              Chemical Milling        Elementis
                           Fly Ash                      Concrete                Engelhard
                           Iron Oxide                   Flame Retardation       Fiberglass
                           Manganese Dioxide            Frits**                 Hadco
                           Metal Treatment              Glass                   Hoffman La Roche
                           Recycling Activities         Intermediates           Hutchinson
                           Selenium Disulfide           Metal Finishers         Laporte
                           Sodium Fluoride              Pharmaceutical          MacDermid
                                                        Printed Circuit Board   Morton International
                                                        Wood Treatment          Osmose
                                                                                Owens Corning
                                                                                PPG Industries
                                                                                Procter & Gamble
                                                                                Sanmina
                                                                                Shipley
                                                                                SmithKline Beecham
                                                                                Tyco International
                                                                                Unilever
                                                                                Van Waters & Rogers

----------
* Cocciostats are a pharmaceutical product used for the prevention of coccidiosis (a parasitic infection) in chickens.

** A frit is a smelted chemical composition rapidly quenched to produce glasses that are used to coat ceramics or metal substrates.

***   Net sales excludes intersegment sales.

      Reference is made to Note 14 of the Company's Consolidated Financial Statements for certain segment information.

      Champ Flowable(R), Champion (R), GibGro(R), MRT(R), Nicarb(R), Nicarmix(R), Ac-Cu-Guard(TM), Agri-tin(TM), Chromax(TM), Chromox(TM), Brickox(TM), Macclesfield(TM), Magna Float(TM), MRT Cement(TM), Ultra Flourish(TM) and Phibro and design(TM) are trademarks of the Company.

      No single customer accounted for more than 4% of the Company's 1999 net sales.

      The Company manufactures and markets a broad range of specialty agricultural and industrial chemicals, comprising two operating segments:

AgChem

      The Company manufactures and markets trace minerals, trace mineral premixes, as well as vitamins, vitamin premixes and animal health care products, to the animal feed, poultry and pet food industries, and manufactures and distributes fungicides and other agricultural products in the Unites States, French and other international markets.

Animal Nutrition and Health Products

      Through its subsidiary, Prince Agriproducts, Inc. ("Prince Agri"), the Company manufactures and markets trace minerals, trace mineral and selenium premixes and other ingredients to the animal and poultry feed and pet food industries predominantly in the United States. These products generally fortify, enhance or make more nutritious or palatable the animal and poultry feeds and pet foods with which they are mixed. The Company has a full line of trace mineral additives used by the U.S. animal feed industry. The majority of the other ingredients the Company sells are nutrients which are used as supplement for animal feed. The Company serves customers in all the major feed segments, including swine, dairy, poultry and beef as well as pet food and aquaculture. The Company's foundation and strength in the animal feed industry have come from its basic position in several trace minerals. The Company also manufactures and markets copper sulfate as an animal feed supplement. Copper is a nutritional requirement for the production of hemoglobin and for the normal growth and well being of animals.

      The Company customizes trace mineral and selenium premixes at its blending facilities in Marion, Iowa, Quincy, Illinois and Bowmanstown, Pennsylvania, and makes a diverse line of other trace minerals and macro-minerals. The Company's major customers for these products are medium to large companies, co-ops, blenders, integrated poultry operations and pet food companies. Typical customers include Purina Mills, Continental Grain, Cargill, ADM, Agway, Farmland, Perdue and Tyson Foods. The Company sells other ingredients, such as buffers, vitamin K and amino acids, including lysine, tryptophan and threonine. In 1996, the Company introduced Chromax brand chromium picolinate. Prince Agri has the exclusive marketing rights for this product to the animal feed industry. In 1997, the Company introduced a line of yeast products, and in 1998 introduced a livestock litter treatment product designed to improve poultry-house conditions and productivity by increasing ammonia volatilization and also to aid the environment by reducing phosphorous runoff from chicken litter fertilizer, and a line of palatants for the U.S. feed market.

      The Company's Israeli subsidiary, Koffolk (1949) Ltd. ("Koffolk Israel"), is a major producer and distributor of vitamins and premixes for the animal feed and poultry industries in Israel, and also sells such products worldwide. Koffolk Israel has developed proprietary know-how for coating and stabilizing vitamins, including Vitamin K3 as well as oil-soluble Vitamins A and D3. Koffolk Israel also provides a wide range of services to the animal feed industry in Israel including: mobile computer units for on-the-spot feed information, comprehensive feed laboratory services for both chemical and microbiological assay, and an experimental farm for field testing of feed additives and animal health products. Koffolk Israel's nutritionists, field specialists and veterinary experts provide technical assistance to ensure effective product use.

      The Company also produces other intermediates used in the manufacture of certain pharmaceuticals. The Company's plant in Ramat Hovav, Israel operates under the FDA's GMP regulations, and has received FDA approval for some of its processes and production operations.

      Through Koffolk Israel and its Brazilian subsidiary, Planalquimica, the Company produces nicarbazin, and through Koffolk Israel the Company also produces amprolium for distribution to the world-wide poultry industry through major multinational pharmaceutical and veterinary companies. The Company believes it is the sole world-wide producer of amprolium, and the largest volume world-wide producer of nicarbazin through its facilities in Israel and Brazil. The Company is the sole Latin American producer of nicarbazin. Modern, large scale poultry production is based on intensive animal management practices. This type of animal production requires routine prophylactic medications in order to prevent health problems. Coccidiosis is one of the critical disease challenges which poultry producers face, globally. Coccidiosis is an infection of coccidia, a microscopic parasite which routinely infects chickens. Nicarbazin and amprolium are among the most effective medications for the prevention of coccidiosis in chickens when used in rotation with other coccidiostats. In 1996, Koffolk USA purchased from Merck the right to sell nicarbazin, which Koffolk Israel had been manufacturing in Israel. Koffolk USA became the registered transferee and owner of the NADA for nicarbazin approved by the FDA. Separately, Merck appointed Koffolk USA as its exclusive U.S. distributor of amprolium for poultry markets. In 1996, the Elanco Animal Health Division of Eli Lilly agreed to act as the Company's exclusive distributor for nicarbazin in the United States and Brazil. This arrangement was terminated by the Company with respect to the United States in August 1998. Elanco continues to distribute the product as part of its feed additive portfolio and provides the necessary technical and commercial support to integrated poultry producers. Additionally, Elanco uses the product to manufacture a combination drug, marketed as Maxiban. In 1999, Koffolk Israel purchased from Merial Limited, the successor to Merck, its European rights for nicarbazin-based products.

Crop Protection

      Through its division, Agtrol International, the Company focuses on developing, registering, manufacturing and marketing crop protection chemicals. The Company has a large and diversified portfolio of many products registered under FIFRA for use in crop protection in the United States, and holds product registrations for its crop protection chemicals in many foreign countries. The principal markets are in the Northern Hemisphere, particularly in North America and Europe. The business is seasonal, with approximately 70% of sales occurring between March and June.

      The Company's current product line consists of a variety of copper fungicides and gibberellins, a plant growth regulator used in table grapes and citrus production. The Company also seeks to increase its product lines through identification and registration of generic fungicides under FIFRA either directly or through joint ventures or strategic alliances. In 1998, the Company obtained the U.S. registration under FIFRA required to sell a TPTH-based product, under the name Agri-tin, a fungicide used primarily in the sugar beet, pecan and potato industry. In 1998, the Company also launched a mefenoxam-based product, under the name Ultra Flourish, for use in a variety of end use formulations. Mefenoxam is a systemic fungicide used in the tobacco, citrus and vegetable industries.

      Copper Fungicides. The Company sells copper fungicides for the citrus, vegetable, nut and vine industries. These copper fungicides generally have greater efficacy than traditional copper sulfate and copper oxychloride preparations. The Company sells its copper hydroxide fungicides under the names Champion and Champ Flowable and, in France, Macclesfield 50. The Company also sells its proprietary Bordeaux mixtures under the name Macclesfield 80.

      Gibberellins. The Company sells gibberellic acid, a plant growth regulator, under the name GibGro, for use primarily in the table grape and citrus industries.

Industrial Chemicals

      The Company manufactures and markets a number of inorganic and organic specialty chemicals for use in the chemical catalyst, pharmaceutical, construction, concrete, wood treatment, printed circuit board, automotive, aerospace, glass and coal mining industries. Some of these products are produced from raw materials derived from the Company's recycling operations. The Company also purchases crude inorganic minerals in the form of ores and processes these in various grades to produce chemicals for sale to manufacturers which incorporate the resultant products into their finished products in various industrial markets, including construction, with end-use applications in clay brick, ceramic, masonry colorant, coatings, heavy media, foundry, glass, electrodes, abrasives, dust control, and as an intermediate to various chemical applications.

Inorganic

      Copper Chemicals. The Company manufacturers and sells various copper chemicals. The Company's major copper chemicals are described below:

      Copper Oxide. Copper oxide is used as an ingredient in the production of water-borne wood preservatives ("CCA"). Due to its recycling capabilities, the Company believes that it is a low cost supplier of copper oxide to the CCA market. The Company also sells copper oxide to the catalyst, dye, ceramic and feed industries.

      Copper Sulfate. The Company sells a high purity copper sulfate to worldwide producers of electroless copper. Industrial uses of copper sulfate include the manufacturing of pigments, electroplating, catalysts and chemical intermediates, and water treatment. The Company markets copper sulfate solution to the mining and wood treatment industries.

      Mineral Oxides. The Company manufactures and sells various mineral oxides. The Company's major mineral oxide products include iron compounds and manganese compounds. The Company's iron compounds include red iron oxide (Hematite) (sold to the brick, masonry, glass, foundry, electrode, abrasive, feed, and various other chemical industries); black iron oxide (Magnetite) (sold under the Magna Float brand name to the heavy media, coal, steel foundry, electrode, abrasive, colorant, fertilizer, and various other chemical industries); iron chromite (sold under the Chromox brand as a colorant or additive to the glass industry). The Company's manganese compounds include manganese dioxide (sold under the Brickox brand name, which is considered a standard color in many applications, to the brick, masonry, glass, and various other chemical industries); and manganous oxide (sold to customers requiring an acid soluble form of manganese, such as animal feed, fertilizer and chemical manufacturers).

      Alkaline Etchants. Through its U.S. subsidiary, Phibro-Tech, Inc. ("Phibro-Tech"), the Company manufactures and recycles alkaline etchants in the United States. Of the Company's five facilities involved with these products, four have final RCRA Part B hazardous waste treatment and storage permits and one is in an interim permit status. See "--Environmental Matters." The Company's etchants are used to remove excess copper from printed circuit boards, leaving the desired circuit pattern. The Company sells fresh etchant to printed circuit board manufacturers and recycles spent etchants. Phibro-Tech generates revenue from the sale of fresh etchants as well as the recovery of the dissolved copper contained in the spent etchants, which are processed into saleable copper-based products. The Company believes that it is the only national recycler of spent etchants generated principally from the printed circuit board industry, with an etchant plant in every major geographic area except New England. These plants generally allow the Company to distribute product and transport spent etchant, a freight intensive product which is classified as hazardous waste, over relatively short distances.

      Recycling Activities. The Company is a leading recycler in the United States of hazardous chemical waste streams that contain copper or nickel. These waste streams are generated principally by printed circuit board manufacturers and metal finishers. The metal finishing and printed circuit board industries also generate other spent chemicals, which are raw material sources of acid, copper and nickel, and the Company charges fees for processing such materials based on metal content. The Company also recycles a variety of other metal-containing chemical waste, including spent catalysts, pickling solutions and metal strippers containing brass, cobalt, copper, nickel, iron, tin and zinc, in liquid, solid or slurry form. The Company also uses these recovered materials to produce copper and nickel chemicals for use as raw materials in certain of its products.

      Metal-containing waste is either collected by the Company or delivered directly to one of its facilities by the waste generator. The Company collects and transports chemical waste in its specially-constructed tankers and semi-trailers and drum transporting trailers. In some locations, rail transportation by tank cars or piggyback trailers is also utilized. Upon arrival at one of the Company's recycling and processing facilities, and prior to unloading, a representative sample of the delivered waste is tested and analyzed to assure that it conforms to the customer's contracted waste profile specifications. The Company recycles and processes metal-containing hazardous chemical waste streams using hydrometallurgical technology. This technology involves the reclamation of various metals and the production of finished chemical products using chemical reactions such as leaching, extraction and precipitation. The Company determines the precise chemical process required to treat each batch of hazardous waste based on the type and amount of the waste as well as the proportion of useful raw materials it contains.

      Fly Ash Related Products. Through MRT, a subsidiary started by the Company in 1996, the Company manages combustion and mineral by-products. MRT provides management and recycling of coal combustion residues, including fly ash and bottom ash, and also mineral processing residues and municipal solid waste incinerator ash. MRT typically provides these products to its customers directly from a utility's site or through its own terminals. Through the MRT Technology Center in Atlanta, MRT seeks to develop end-use markets for certain of these by-products. MRT's research and development program resulted, in March 1998, in two issued U.S. patents and a proprietary value-added product, called MRT Cement, made primarily from fly ash. (Fly ash is the fine residue and bottom ash is the heavier particles that result from the combustion of coal. Fly ash is a pozzolan; i.e., a mixture that, in the presence of water, combines with an activator, such as portland cement, to produce a cement-like material. This allows fly ash to be used as a less expensive substitute for other cementitious materials.) There is no assurance that MRT Cement will be, or the Company's research and development efforts will result in the development of, a commercially successful product.

      In connection with its fly ash management operations, MRT has entered into and will seek to enter long-term sales and distribution agreements with utilities providing for minimum payments and/or purchase obligations by MRT. Such contracts can generally be terminated at the convenience of the utility company. MRT's ability to achieve long-term revenue growth and profitability is dependent upon securing additional long-term ash management contracts with utilities, developing fly ash beneficiation facilities and successfully commercializing MRT Cement. The Company is in the process of evaluating methods to exploit the MRT Cement and fly ash beneficiation technologies, including constructing cement manufacturing and fly ash beneficiation plants. Consideration is also being given to the possibility of partnership relationships with utilities or cement manufacturers. However, there can be no assurance that the Company will enter into any such relationships, or, if it does, as to the terms thereof. Consistent with industry practice, in connection with its long-term contracts, the Company has furnished and expects to furnish substantial performance bonds or guarantees to such utilities.

Organic

      The Company sells its organic chemical intermediates to multi-national pharmaceutical companies, including Pfizer, Merck, Johnson & Johnson and Hoffman La Roche. Often the Company's intermediate products are used as building blocks in multi-stage pharmaceutical production.

      The Company also manufactures and markets specialty chemicals to manufacturers of health and personal care products. Among the Company's major products for such applications are sodium fluoride and stannous fluoride, DL Panthenol and selenium disulfide. Sodium fluoride is the active anti-cavity ingredient in fluoride toothpaste, powders and mouthwashes. Selenium disulfide is used as a dandricide in shampoo and hair care preparations.

      Through its English subsidiary, Wychem Limited, the Company markets a wide range of halogenated organic compounds, mainly brominated and fluorinated. These chemical intermediates are sold primarily into the pharmaceutical industry as building blocks for further synthesis. Wychem is able to tailor the quality and supply characteristics of its chemicals to those desired by its customers by close coordination with the customer at an early stage in the customer's product development. In certain cases the product supplied by Wychem is novel and included in the customer's regulatory submissions.

      Through its Norwegian subsidiary, ODDA Smelteverk AS, the Company manufactures and distributes calcium carbide and dicyandiamide. The principal uses of calcium carbide are in the production of acetylene for welding and cutting, as a desulphurization agent in the steel and foundry industry, and in the manufacture of chemicals. Dicyandiamide is used in several applications, including as a fire retardant for fiber, wood and paint, for producing epoxy laminates for circuit boards and adhesives, for producing paper chemicals, and as a dye fixative for textiles. The Company recently signed a letter of intent to sell its approximately 21% holding in Aktieselskabet Tyssefaldene ("Tyssefaldene"), which operates three power stations within the region of Norway in which ODDA is located, two of which are leased from the Government of Norway by Tyssefaldene and one of which is owned by Tyssefaldene. As a result of the sale, ODDA's concession from the Government of Norway to buy power at cost will terminate early, and ODDA will thereafter purchase power at market rates. There is, however, no assurance that such sale will be consummated.

Sales, Marketing And Distribution

      The Company sells specialty chemicals to manufacturers who incorporate the Company's products into their finished goods. The Company has more than 3,600 customers. Sales to the top ten customers represented approximately 15% of the Company's 1999 net sales and no single customer represented more than 4% of the Company's 1999 net sales.

      The Company's sales and marketing network consists of a direct sales force in its AgChem and Industrial segments of approximately 45 and 50 persons, respectively, as well as more than 80 and 90 independent agents and distributors, respectively, who specialize in particular markets. This market specialization allows the Company's products to gain access to a broader range of distribution channels and end users and further strengthens the Company's brand names.

      The Company's products are often critical to the performance of its customers' products while representing a relatively small percentage of the total end-product cost. Management believes that the three key factors to marketing its products successfully are high quality products, a highly trained and technical sales force, and customer service.

Raw Materials

      The raw materials used in the Company's business consist chiefly of copper metal and a wide variety of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. In fiscal 1999, no single raw material accounted for more than 4% of the Company's cost of goods sold. Total raw materials cost was approximately $150 million or 49% of net sales in 1999.

      The Company believes that for most of its raw materials alternate sources of supply are available to the Company at competitive prices. In addition, the Company's ability to recycle hazardous waste streams allows the Company to recover certain metals and other raw materials that it substitutes in its products for virgin materials, thereby reducing the Company's cost of goods and its reliance on suppliers of certain virgin materials.

Research and Development

      Research, development and technical service efforts are conducted by approximately 100 chemists and technicians at the various facilities of the Company. The Company operates a Research and Development Center in Sumter, South Carolina, relating to inorganic chemicals and crop protection products, and at Stradishall, England, relating to organic chemical intermediates. In addition, Koffolk Israel conducts substantial research and development at its Ramat Hovav facility. Most of the Company's plants have chemists and technicians on staff involved in product development, quality assurance, quality control and also providing technical services to customers. Technical assurance is an important aspect of the Company's overall sales effort.

      Technology is an important component of the Company's competitive position, providing the Company with a low cost position and enabling the Company to produce high quality products. Patents protect some of the Company's technology, but a great deal of the Company's competitive advantage revolves around know-how built up over many years of commercial operation.

      The Company possesses important formulation and compounding technology for the animal feed industry. The Company also possesses what it believes to be unique technology and know-how for the production of copper-containing fungicides. This technology enables the Company to produce fungicides of extremely fine particle size, which improves efficacy while reducing the quantity of active ingredients needed through enhanced bio-availability. Finally, the Company and its predecessors have over 20 years experience in the use of hydrometallurgical technology for recycling metal-containing by-products and a strong technological position in the production of metal-containing chemicals. The Company recently commercialized a process to recycle ferric chloride for manufacturers of electronic components.

Patents and Trademarks

      The Company owns certain patents, tradenames and trademarks and uses know-how, trade secrets, formulae and manufacturing techniques which assist in maintaining the competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the products sold in the Company's specialty chemical business. The Company believes that no single patent or trademark is of material importance to its business, and, accordingly, that the expiration or termination thereof would not materially affect its business. See "--Government Regulation."

Customers

      The Company does not consider its business to be dependent on a single customer or a few customers, and the loss of any of its customers would not have a material adverse effect on the Company's results. No single customer accounted for more than 4% of the Company's 1999 net sales. The Company typically does not enter into long-term contracts with its customers. However, the Company has entered into certain long-term contracts with respect to nicarbazin and amprolium, as well as its ferric chloride recycling activities. For additional information on the Company's customers, see "--Products" and "--Sales, Marketing and Distribution."

Competition

      The Company is engaged in highly competitive industries and, with respect to all of its major products, faces competition from a substantial number of global and regional competitors. Some of the companies with which the Company competes have greater financial, research and development, production and other resources than the Company. The Company's competitive position is based principally on customer service and support, product quality, manufacturing technology, facility location and price.

      The Company has competitors in every market in which it participates. Many of the Company's products face competition from products which may be used as an alternative or substitute therefor, including amprolium and nicarbazin. The Company competes with several regional companies of varying sizes and financial resources in the hazardous metal-containing chemical waste recycling industry. The Company also competes with large national companies which offer alternative methods of treatment or disposal of hazardous metal-containing chemical waste and which have substantially greater financial resources than the Company. While these national companies do not currently offer recycling services similar to those offered by the Company, their entry into the recycling business could have a material adverse effect on the Company. In addition, the Company competes with several large chemical companies in the chemical production business, none of which obtains a significant portion of its raw materials from recycling. To the extent these companies, or new entrants into the market, offer comparable finished chemical products at lower prices, the Company's business could be adversely affected.

Employees

      As of June 30, 1999, the Company had approximately 1,160 employees worldwide, of whom 42% were salaried employees and 58% were hourly employees. Of these, 286 employees were in management and administration, 102 in sales and marketing, 103 were chemists or technicians and 669 were in production. Approximately 10% of the Company's domestic employees were covered by collective bargaining agreements with three unions. These agreements expire from 2000 through 2002. Certain employees of Koffolk Israel are covered by individual employment agreements. Koffolk Israel continues to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. In Norway, approximately 75% of ODDA's employees are covered by collective bargaining agreements, which expire in 2000.

      The Company considers its relations with both its union and non-union employees to be good.

Environmental Matters

      Like similar companies, the Company and its subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the manufacture, sale and use of pesticides and the health and safety of employees. Pursuant to environmental laws, the Company is required to obtain and retain numerous governmental permits and approvals to conduct various aspects of its operations, any of which may be subject to revocation, modification or denial under certain circumstances. Under certain circumstances, the Company or any of its subsidiaries might be required to curtail its operations until a particular problem is remedied. Known costs and expenses under environmental laws incidental to ongoing operations are generally included within operating budgets. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws or to investigate or remediate potential or actual contamination and from time to time the Company establishes reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict.

      The Company and its subsidiaries have from time to time implemented procedures at its facilities designed to respond to its obligations to comply with environmental laws. The Company believes that its operations are currently in material compliance with such environmental laws, although at various sites the Company's subsidiaries are engaged in continuing investigation and/or remediation efforts to address contamination associated with their historic operations. As many environmental laws impose a strict liability standard, however, there can be no assurance that future environmental liability will not arise.

      In addition, the Company cannot predict the extent to which any future environmental laws may affect any market for the Company's products or services or its costs of doing business. For instance, if governmental enforcement efforts should lessen, the market for the Company's recycling services could decline. Alternatively, changes in environmental laws might increase the cost of the Company's products and services by imposing additional requirements on the Company. States that have received authorization to administer their own hazardous waste management programs may also amend their applicable statutes or regulations, and may impose requirements which are stricter than those imposed by U.S. Environmental Protection Agency (the "EPA"). No assurance can be provided that such changes will not adversely affect the Company's ability to provide products and services at competitive prices and thereby reduce the market for the Company's products and services.

      As such, the nature of the Company's current and former operations exposes it to the risk of claims with respect to such matters and there can be no assurance that material costs and liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on the Company. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption, under "--Litigation," and elsewhere in this Report, it should be noted that the Company takes and has taken the position that neither the parent company, Philipp Brothers Chemicals, Inc., nor any of its subsidiaries is liable for environmental or other claims made against one or more of its other subsidiaries or for which any of such other subsidiaries may ultimately be responsible. References to the Company should accordingly not be read or interpreted as a statement or admission that Philipp Brothers or any of its subsidiaries is liable for activities of or claims made against any of its other subsidiaries.

Federal Regulation

      The following summarizes the principal federal environmental laws affecting the business of the Company:

      Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). Congress enacted RCRA to regulate, among other things, the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. RCRA required the EPA to promulgate regulations governing the management of hazardous wastes, and to allow individual states to administer and enforce their own hazardous waste management programs as long as such programs were equivalent to and no less stringent than the federal program.

      The EPA's regulations, and most state regulations in authorized states, establish categories of regulated entities and set standards and procedures those entities must follow in their handling of hazardous wastes. The three general categories of waste handlers governed by the regulations are hazardous waste generators, hazardous waste transporters, and owners and operators of hazardous waste treatment, storage and/or disposal facilities. Generators are required, among other things, to obtain identification numbers and to arrange for the proper treatment and/or disposal of their wastes by licensed or permitted operators and all three categories of waste handlers are required to utilize a document tracking system to maintain records of their activities. Transporters must obtain permits, transport hazardous waste only to properly permitted treatment, storage or disposal facilities, and maintain required records of their activities. Treatment, storage and disposal facilities are subject to extensive regulations concerning their location, design and construction, as well as the operating methods, techniques and practices they may use. Such facilities are also required to demonstrate their financial responsibility with respect to compliance with RCRA, including closure and post-closure requirements.

      The Federal Water Pollution Control Act, as amended (the "Clean Water Act"). The Clean Water Act prohibits the discharge of pollutants to the waters of the United States without governmental authorization. Like RCRA, the Clean Water Act provides that states with programs approved by the EPA may administer and enforce their own water pollution control programs. Pursuant to the mandate of the Clean Water Act, the EPA has promulgated "pretreatment" regulations, which establish standards and limitations for the introduction of pollutants into publicly owned treatment works.

      Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). Under CERCLA and similar state laws, the Company and its subsidiaries may have strict and, under certain circumstances, joint and several liability for the investigation and remediation of environmental pollution and natural resource damages associated with real property currently and formerly owned or operated by the Company or a subsidiary and at third-party sites at which the Company's subsidiaries disposed of or treated, or arranged for the disposal of or treatment of, hazardous substances.

      Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"). FIFRA governs the manufacture, sale and use of pesticides, including the copper-based fungicides sold by the Company. FIFRA requires such products and the facilities at which they are formulated to be registered with the EPA before they may be sold. If the product in question is generic in nature (i.e., chemically identical or substantially similar to a previously registered product), the new applicant for registration is entitled to cite and rely on the test data supporting the original registrant's product in lieu of submitting data of its own. Should the generic applicant choose this citation option, it must offer monetary compensation to the original registrant and must agree to binding arbitration if the parties are unable to agree on the terms and amount of compensation. The Company has elected this citation option in the past and intends to use the citation option in the future should it conclude it is economically desirable to do so. While there are cost savings associated with the opportunity to avoid one's own testing and demonstration to the EPA of test data, there is, in each instance, a risk that the level of compensation ultimately required to be paid to the original registrant will be substantial.

      Under FIFRA, the EPA also has the right to "call in" additional data from existing registrants of a pesticide, should the EPA determine, for example, that the data already in the file need to be updated or that a specific issue or concern needs to be addressed. The existing registrants have the option of submitting data separately or by joint agreement. Alternatively, if one registrant agrees to generate and submit the data, the other(s) may meet their obligations under the statute by making a statutory offer to jointly develop or share in the costs of developing the data. In that event, the offering party must, again, agree to binding arbitration to resolve any dispute as to the terms of the data development arrangement.

      The Clean Air Act. The federal Clean Air Act of 1970 ("Clean Air Act") and Amendments to the Clean Air Act ("Clean Air Act Amendments"), and corresponding state laws regulate the emissions of materials into the air.

      Such laws affect the coal industry both directly and indirectly. The coal industry is directly affected by Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter (such as "fugitive dust"), and may also be impacted by future regulation of fine particulate matter. Every five years, the EPA reviews and revises, if necessary, its National Ambient Air Quality Standards ("NAAQS"), which is a set of national emissions standards relating to fine particulate matter and ozone. In July 1997, the

EPA adopted stringent new NAAQS, and the impact of such new standards on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act, as well as on pending legislative proposals to delay or eliminate aspects of the new NAAQS.

      The Clean Air Act indirectly affects the Company's operations by extensively regulating the air emissions of sulfur dioxides and other compounds emitted by coal-fired utility power plants. Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants, setting baseline emission standards for such facilities. The effect of the Clean Air Act Amendments on MRT cannot be completely ascertained at this time.

      The Clean Air Act Amendments also require utilities that currently are major sources of nitrogen oxides in moderate or higher ozone NAAQS nonattainment areas to install reasonably available control technology for nitrogen oxides, which are precursors to the atmospheric formation of ozone. In October 1998, the EPA released a ruling (the "NOx SIP Call") requiring 22 eastern states to revise their state implementation plans to substantially reduce emissions of nitrogen oxide. The EPA expects that states will achieve these reductions by requiring power plants to make substantial reductions in their nitrogen oxide emissions. Installation of reasonably available control technology and additional control measures required under the NOx SIP Call will make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state implementation plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Numerous states, municipalities, industry trade groups, manufacturers and utilities have filed petitions in federal court challenging the NOx SIP Call. The effect of the NOx SIP Call and other regulations or requirements that may be imposed in the future on the coal industry in general and on MRT in particular cannot be predicted with certainty. No assurance can be given that the implementation of the Clean Air Act Amendments, state implementation plans or any future regulatory provisions will not materially adversely affect MRT.

      In addition, the Clean Air Act Amendments require a study of utility power plant emissions of certain toxic substances, including mercury, and direct the EPA to regulate these substances, if warranted. Future federal or state regulatory or legislative activity may seek to reduce mercury emissions and such requirements, if enacted, could result in reduced use of coal if utilities switch to other sources of fuel.

      Phibro-Tech has various air quality permits, including a Title V operating air permit at its Sumter, South Carolina facility.

State and Local Regulation

      In addition to those state programs described above, a number of states and some local governments have also enacted laws and regulations similar to the federal laws described above governing hazardous waste generation, handling and disposal, emissions to the water and air and the design, operation and maintenance of recycling facilities.

Foreign Regulation

      The Company's foreign operations and subsidiaries are subject to a variety of foreign environmental laws relating to pollution and protection of the environment, including the generation, handling, storage, management, transportation, treatment and disposal of solid and hazardous materials and wastes, the manufacture and processing of pesticides and animal feed additives, emissions to the air, discharges to land, surface water and subsurface water, human exposure to hazardous and toxic materials and the remediation of environmental pollution relating to their past and present properties and operations.

Regulation of Recycling Activities

      The Company's recycling activities may be broken down into the following segments for purposes of regulation under RCRA or equivalent state programs: (i) transport of wastes to the Company's facilities, (ii) storage of wastes prior to processing, (iii) treatment and/or recycling of wastes, and (iv) corrective action at its RCRA facilities. Although all aspects of the treatment and recycling of waste at its recycling facilities are not currently the subject of federal RCRA regulation, the Company made the decision to permit its recycling facilities as RCRA regulated facilities and has been issued final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey. The Company has submitted Part B renewal applications for the Santa Fe Springs and Sumter sites. The applications are being reviewed. The Company has also obtained an interim status RCRA permit from the California Department of Health Services and has filed a Part B permit application with the Department for its Union City, California facility.

      In connection with RCRA Part B permits for the waste storage and treatment units of the Company's facilities, the Company has been required to perform extensive site investigations at such facilities to identify possible contamination and to provide regulatory authorities with plans and schedules for remediation. Soil and groundwater contamination has been identified at several plant sites and has required and will continue to require corrective action and monitoring over future years. In order to maintain compliance with RCRA Part B permits, which are subject to suspension, revocation, modification or denial under certain circumstances, the Company has been, and in the future may be, required to undertake additional capital improvements or corrective action.

      The Company is required by RCRA and its Part B permits to develop and incorporate in its Part B permits estimates of the cost of closure and post-closure monitoring for its operating facilities. In general, in order to close a facility which has been the subject of a RCRA Part B permit, a RCRA Part B closure permit is required which approves the investigation, remediation and monitoring closure plan, and requires post-closure monitoring and maintenance for up to 30 years. Accordingly, additional costs are incurred in connection with any such closure. These cost estimates are updated annually for inflation, developments in available technology and corrective actions already undertaken by the Company. The Company has in most instances chosen to provide the regulatory guarantees required in connection with these matters by means of its coverage under an environmental impairment liability insurance policy. There can be no assurance that such policy will continue to be available in the future at economically acceptable rates, in which event other methods of financial assurance will be necessary.

      In addition to certain operating facilities, the Company has been and will be required to investigate and remediate certain environmental contamination at shutdown plant sites. The Company is also required to monitor such sites and continues to develop controls to manage these sites within the requirements of RCRA corrective action programs.

      Based upon available information, accruals for management estimates of the cost of further environmental investigation and remediation at operating, curtailed and closed sites are approximately $5.0 million as of June 30, 1999.

Waste Byproducts

      In connection with the Company's subsidiaries' production of finished chemical products, limited quantities of waste by-products are generated primarily in the form of sludge. Depending on the contents of the sludge, the subsidiaries of the Company either send it to smelters for metal recovery or send it for treatment or disposal to regulated facilities.

Particular Facilities

      The following is a description of certain environmental matters relating to certain facilities of certain subsidiaries of the Company. As noted above, references throughout to the Company are intended to refer only to the applicable subsidiary unless the context otherwise requires. These matters should be read in conjunction with the description of litigation matters below under Item 3, certain of which involve such facilities, and Note 12 to the Company's Consolidated Financial Statements.

      In 1984, Congress enacted certain amendments to RCRA under which facilities with RCRA permits were required to have RCRA facility assessments ("RFA") by the EPA or the authorized state agency. Following an RFA, a RCRA facility investigation, a corrective measures study, and corrective measure implementation must, if warranted, be developed and implemented. As indicated below, the Company's subsidiaries are in the process of developing or completing various actions associated with these regulatory phases at certain of its facilities.

      Sewaren, New Jersey. In April 1989, the New Jersey Department of Environmental Protection, Division of Waste Management and Division of Water Resources (collectively the "DEP"), issued an Administrative Order and Notice of Civil Administrative Penalty Assessment against C.P. Chemicals, Inc. ("CP"), a subsidiary of the Company, relating to CP's recycling and manufacturing facility in Sewaren, New Jersey. This proceeding resulted in an Administrative Consent Order (the "ACO"), effective March 11, 1991. The ACO mandates the development and implementation of an environmental remediation plan and requires payment of a penalty in the amount of $2.2 million plus interest calculated at 8.57% per annum, to be paid in ten yearly installments. This charge was previously reflected in the Company's consolidated financial statements. In addition, the ACO sets forth stipulated penalties for specified violations of the ACO and requires reimbursement by CP to the DEP for prior costs and future oversight costs. The Company has posted $500,000 in financial assurances which amount may be modified based on cost reviews which the Company is required to submit annually as part of its investigation and remediation program. The Company has substantially completed its investigation and remediation efforts which include installation of a hydraulic control system to pump and pre-treatment of ground water on the site and capping to address soil contamination concerns and satisfy storm water management requirements. Such efforts remain subject to continuing review by the DEP. In 1998, the Company curtailed operations at the Sewaren facility.

      Sumter, South Carolina. In 1991, in connection with the RCRA Part B permit for its Sumter, South Carolina facility, Phibro-Tech undertook the closure of certain waste water treatment impoundments pursuant to RCRA closure requirements and installed a waste water treatment system at the plant and is engaged in an additional phase of facility investigation at the site. Phibro-Tech has completed the remedial action to remove material from an area used by a former owner of the site. A recommendation for no further action will be presented by Phibro-Tech's consulting engineers to the South Carolina Department of Health and Environmental Control ("SCDHEC"). Separately, Phibro-Tech received a (104 e) letter from SCDHEC requesting information on a debris area partially on and adjacent to the Sumter facility. Phibro-Tech responded that it did not operate on nor place any materials in that area. It was apparently used by the former owner of the site.

      Santa Fe Springs, California. In connection with its RCRA Part B permit for its Santa Fe Springs, California facility, and the administrative order noted below for this facility, Phibro-Tech has implemented various phases of environmental investigation and corrective measure study and assessments. It is currently in a continuing investigation and corrective measure phase, which will involve additional sampling to determine the level of corrective action. At this time it is anticipated that this will involve a pump and treat system through an existing on-site pre-treatment plant, Phibro-Tech is also subject to an investigative and enforcement order, the ultimate scope and disposition of which is currently being discussed with the California Department of Toxic Substance Control ("DTSC"). The principal outstanding issue under the order was the requirement of further soil investigation and the development of a remediation plan, if necessary, beyond that already covered by the facility investigation originally conducted. The study has been completed and Phibro-Tech's consulting environmental engineers have recommended to DTSC no further action in this regard. Separately, Phibro-Tech received a summons from Communities for a Better Environment alleging that Phibro-Tech violated Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1985, and the California Health and Safety Code. Other companies in Santa Fe Springs received similar summonses.

      Union City, California. Phibro-Tech's Union City, California facility is an interim status facility with an application for a RCRA Part B permit pending. In lieu of conducting investigation activities under a final Part B permit, Phibro-Tech entered into a consent order with the California DTSC requiring the assessment and investigation of soil and ground water quality and remediation, if required, similar to that which would be required under a Part B permit. Phibro-Tech completed the first phase of the investigation process. Further limited characterization may be requested but Phibro-Tech and its consulting engineers do not currently anticipate any extensive ongoing corrective measures.

      Joliet, Illinois. In connection with the RCRA Part B permit for this facility, Phibro-Tech completed an initial RCRA facility investigation and an additional sampling and investigative phase. The results of such sampling and investigation are to be submitted to the Illinois Environmental Protection Agency, and, based on the agency's response, Phibro-Tech will develop a plan for further investigation or monitoring, or, if necessary, corrective action.

      Garland, Texas. In connection with the RFA for its Garland, Texas facility, no action was recommended. However, during a subsequent inspection some discoloration of soil was noted. Accordingly, Phibro-Tech developed a corrective action plan to address discolored top soil at the site. The project included the upgrading of pollution control equipment. The next phase will be additional site characterization, which is scheduled to be undertaken shortly.

      Powder Springs, Georgia. Phibro-Tech's facility in Powder Springs, Georgia has been operationally closed since 1985. Phibro-Tech retains environmental compliance responsibility for this facility and has effected a RCRA closure of the regulated portion of the facility, a surface impoundment. Post-closure monitoring and the implementation of a corrective measures plan are required. Under this plan, Phibro-Tech initiated a RCRA facility investigation phase and submitted for regulatory review a survey as part of its Part B permit renewal. Phibro-Tech's Part B permit renewal has been granted by the Georgia Environmental Protection Division. The permit calls for a Phase II Work Plan for corrective action.

      Union, Illinois. Phibro-Tech's facility in Union, Illinois has also been operationally closed since 1986. Phibro-Tech has recently performed additional soil sampling and expects to close the site in the coming year. Phibro-Tech has performed investigation and closure activities in conjunction with the Illinois EPA, and the U.S. EPA is expected to review such work.

      Third Party Sites. The Company has, and certain of the Company's subsidiaries have, sent products to customers at chemical processing or manufacturing sites and sent wastes from their operations to various third party waste disposal sites. In addition to the litigation described below with respect to the Jericho, South Carolina site, from time to time the Company or a subsidiary receives notice from representatives of governmental agencies and private parties, or is named as a potentially responsible party in legal proceedings, in which claims are made that it is potentially liable for a portion of the investigation and remediation costs and natural resource damages at such third party sites. Such claims are for strict liability and carry with them the possibility of joint and several liability under applicable Environmental Laws such as CERCLA, regardless of the relative fault or level of involvement of the Company and other potentially responsible parties. Although there can be no assurance, the Company does not believe that liabilities in connection with such third party sites as to which claims have been received to date will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      Ramat Hovav, Israel. Koffolk Israel's Ramat Hovav plant produces a wide range of organic chemical intermediates for the chemical, pharmaceutical, fragrance and veterinary industries. Israeli legislation enacted in 1997 amended certain environmental laws by authorizing the relevant administrative and regulatory agencies to impose certain sanctions, including issuing an order against any person that violates such environmental laws to remove the environmental hazard. In addition, such law imposes criminal liability on the officers and directors of a corporation that violates such environmental related laws, and increases the monetary sanctions that such officers, directors and corporations may be ordered to pay as a result of such violations. The Ramat Hovav plant operates under the supervision of the Ministry of Environment of the State of Israel. The sewage system of the plant is connected to the Ramat Hovav Local Industrial Council's central installation, where Koffolk Israel's sewage is treated together with sewage of other local plants. Recently, the owners of all the plants in the area, including Koffolk Israel, were required by the Israeli Ministry of Environment to build a facility for pre-treatment of their sewage. Koffolk Israel submitted a detailed plan to the Israeli Ministry of Environment for the construction of such an installation according to the Ministry's requirements. The plant must be built by December 1999. The budget for this installation is approximately $750,000.

      Odda, Norway. Like other Norwegian companies, ODDA has to ensure that the activities of the enterprise are planned, organized, performed and maintained in conformity with requirements laid down in or pursuant to Norwegian health, environmental and safety legislation. Norwegian law requires the person responsible for an enterprise to ensure compliance with the requirements of, among other laws, the Working Environment Act, the Pollution Control Act, the Products Control Act, the Civil Defense Act and the Electrical Installations and Electrical Equipment Act.

      The applicable supervisory authority pursuant to such legislation is responsible for supervising and providing guidance on implementation of and compliance with such regulations. The supervisory authorities can respond to violations of health, environmental and safety legislation with various sanctions, including orders, fines, pollution charges and/or notification to the police.

      Norwegian legislation requires that ODDA produce its products according to its discharge permit and implementation system for environmental control and improvements. Both local and central authorities are now focusing on the environmental situation in the fjord at Odda and on waste disposal there by the three primary manufacturers in the area, including ODDA. In ODDA's case, the focus has been on the discharge of polynucleated aromatic hydrocarbons ("PAH") from the Venturi scrubber in the calcium carbide plant and the nitrogen content in the filtercake (1%) discharge from the dicyandiamide plant. In a meeting between ODDA and SFT (Norwegian Pollution Control Authority) in June 1998, SFT indicated that ODDA should make a diligent effort to develop a commercial use for filtercake within three years, and consider the reduction of discharges of PAH from existing levels (which discharges are in compliance with ODDA's permits). ODDA is proceeding as requested by SFT and exploring various alternatives.

Government Regulation

      Certain agricultural feed products offered by the Company, namely nicarbazin and amprolium products, require licensing by a governmental agency before marketing. In the United States, governmental oversight of animal nutrition and health products is shared primarily by the United States Department of Agriculture ("USDA") and the Food and Drug Administration. A third agency, the Environmental Protection Agency, has jurisdiction over certain products applied topically to animals or to premises to control external parasites.

      The FDA is responsible for the safety and wholesomeness of the human food supply. It regulates foods intended for human consumption and, through The Center for Veterinary Medicine, regulates the manufacture and distribution of animal drugs, including feed additives and drugs that will be given to animals from which human foods are derived, as well as feed additives and drugs for pet (or companion) animals.

      To protect the food and drug supply for animals, the FDA develops technical standards for animal drug safety and effectiveness and evaluates data bases necessary to support approvals of veterinary drugs. The USDA monitors the food supply for animal drug residues.

      Before a new animal drug may receive FDA approval, it must be clinically tested for quality, effectiveness and safety. If a product is intended for use in a food-producing animal, not only must the safety to the animal be demonstrated, but it must also be tested for safety to human consumers, and the edible animal products must be free of unsafe drug residues. The sponsor must also develop analytical methods to detect and measure drug residues in edible animal products.

      The Office of New Animal Drug Evaluation ("NADE") is responsible for reviewing information submitted by drug sponsors who wish to obtain approval to manufacture and sell animal drugs. A new animal drug is deemed unsafe unless there is an approved new animal drug application ("NADA"). Virtually all animal drugs are "new animal drugs" within the meaning of the term in the Federal Food, Drug, and Cosmetic Act. Although the procedure for licensing products by the USDA are formalized, the acceptance standards of performance for any product are agreed upon between the manufacturer and the NADE. For novel products that are unlike others already licensed, the agreement on expected performance standards is typically reached through a dialogue between the NADE and the manufacturer. When a sponsor feels that adequate data have been gathered to support the safety and effectiveness requirements of a new animal drug, the data are organized and submitted as a NADA, requesting approval for the manufacture, marketing and commercial shipment of the product. A sponsor must conduct certain tests to show that a drug is safe for the target animal, has the intended effect, and that edible products derived from treated animals are safe for human consumption. To be legally marketed, a new animal drug product must be approved under an NADA.

      An NADA in animal health is analogous to a New Drug Application ("NDA") in human pharmaceuticals. Both are administered by the FDA. However, the drug development process for human therapeutics can be more involved than that for animal drugs. The time requirement for animal drugs is shorter than the analogous time requirement for human drugs, in part because clinical trials may be conducted immediately in the animal for which the drug is intended. Also, for animal drugs, unlike human drugs, advantages over existing therapies do not have to be demonstrated. However, for food-producing animals, food safety residue levels are an issue, making the approval process longer than for animal drugs for non-food producing animals, such as pets.

      The FDA may deny a NADA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurances that FDA approval of any NADA will be granted on a timely basis or at all.

Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NADA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP regulations, which must be followed at all times in the manufacture of the approved product. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance.

      Both before and after approval is obtained, a product, its manufacturer, and the holder or the holders of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the testing process, the review process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or NADA holder. In addition, later discovery of previously unknown problems may result in restrictions on a product, manufacturer, or NADA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

      For clinical investigation and marketing outside the United States, the Company is also subject to foreign regulatory requirements governing investigation, clinical trials and marketing approval for animal drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. Currently, in the European Union ("EU"), feed additives which are successfully sponsored by a manufacturer are assigned to an Annex. Initially, they are assigned to Annex II. During this period, member states may approve the feed additive for local use. After five years or earlier, the product passes to Annex I if no adverse reactions or trends develop over the probationary period.

      The Company currently markets nicarbazin directly and through Elanco, a division of Eli Lilly, in the EU. Nicarbazin holds an Annex I registration. This means that the compound must be registered in each of the member states and can be used legally by customers in the EU. Any manufacturer, including generic producers, is permitted to sell nicarbazin in the EU on the basis of a Certificate of Analysis. The distributor selling the product warrants that it contains what is indicated on the label. The registration may not be transferred in a manner similar to an FDA registration. The originator of the registration, however, retains certain rights. For one, the originator or a successor to the rights of the originator may refer to the data file of the originator and any predecessors when making a submission.

      The EU is in the process of centralizing the regulatory process for animal drugs for member states. In 1997, the EU drafted new regulations requiring the re-registration of feed additives, including coccidiostats. Part of these regulations include a provision for manufacturers to submit quality data for their own formulation, in effect adopting a Product License procedure similar to that of the FDA. The provision is known as Brand Specific Approval ("BSA"), and provides manufacturers with the opportunity to register their own unique brands, instead of simply the generic compound. The BSA process is being implemented over time and it is under how EU officials will implement the new rules. The new system is more like the U.S. system, where regulatory approval is for the formulated product or "brand." Successful Brand Specific Approvals will allow the individual manufacturer a 10-year period of exclusivity for the formulation as well as the compound. The procedure will, in effect, restart the patent clock. The Company has taken the necessary steps to apply for a BSA for nicarbazin in the EU. However, there is no assurance that the Company will receive a BSA for nicarbazin in the EU, or if its does receive such BSA, when it will be granted or whether it will be unlimited.

                              CONDITIONS IN ISRAEL

      The following information discusses certain conditions in Israel that could affect the Company's Israeli subsidiary, Koffolk Israel. As of June 30, 1999 and for the year then ended, Israeli operations (excluding Koffolk Israel's non-Israeli subsidiaries) accounted for approximately 18% of the Company's consolidated assets and approximately 17% of its consolidated net sales. All figures and percentages are approximate. A portion of the information with respect to Israel presented hereunder has been taken from Annual Reports of the Bank of Israel and publications of the Israeli General Bureau of Statistics.

Political Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and the Palestine Liberation Organization ("PLO")--Palestinian Authority representatives have been signed. In addition, Israel and several other Arab states have announced their intention to establish trade and other relations and are discussing certain projects. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon. There can be no assurance as to whether or how the "peace process" will develop or what effect it may have upon the Company. Beginning in 1948, nearly all Arab countries formally adhered to a boycott of Israel and Israeli companies and, since the early 1950's of non-Israeli companies doing business in Israel or with such companies. Despite measures to counteract the boycott, including anti-boycott legislation in the United States, the boycott has had an indeterminate negative effect upon trade with and foreign investment in Israel. The Company does not believe that the boycott has had a material adverse effect on the Company, but there can be no assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on the operation or expansion of the Company's business.

      Generally, all male adult citizens and permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform certain military duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of the employees of the Company's Israeli subsidiaries currently are obligated to perform annual reserve duty. While the Company's Israeli subsidiaries have operated effectively under these and similar requirements in the past, no assessment can be made of the full impact of such requirements on the Company in the future, particularly if emergency circumstances occur.

Economic Conditions

      Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts, security incidents and for at least the five years preceding 1997, expansion. The Israeli government has, for these and other reasons, intervened in the economy by utilizing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and control of wages, prices and exchange rates. The Israeli government periodically changes its policies in all these areas.

      In 1997, growth decelerated markedly, for the first time since 1989, despite the contraction of the trade deficit, along with accelerated export growth and a significant decline in inflation. These developments reflected primarily the deceleration of domestic demand as the expansionary effects of both the influx of immigrants and the political process waned, and the effect of the tight fiscal and monetary policies implemented in 1997. Other factors contributing to the slowdown in economic activity were the security and political uncertainty, the wage path (influenced by the rise in the minimum wage and existing wage-contracts), and the intensification of the process of structural economic changes--the expansion of high-tech industries and the contraction of traditional ones.

      Israel has a high balance of payments deficit, primarily as a result of its defense burden, the absorption of immigrants, especially from the former Soviet Union, the provision of a minimum standard of living for lower income segments of the community and the maintenance of a minimum level of net foreign reserves. In order to finance this deficit, Israel must sustain an adequate inflow of capital from abroad. The major sources of the country's capital imports include U.S. military and economic aid, personal remittances from abroad, sales of Israeli government bonds (primarily in the United States) and loans from foreign governments, international institutions and the private sector.

Assistance from the United States

      The State of Israel receives significant amounts of economic and military assistance from the United States, averaging approximately $3 billion annually over the last several years. In addition, in 1992, the United States approved the issuance of up to $10 billion in loan guarantees during United States fiscal years 1993-1998 to help Israel absorb a large influx of new immigrants, primarily from the republics of the former Soviet Union. Under the loan guarantee program, Israel may issue up to $2 billion in principal amount of guaranteed loans each year, subject to reduction in certain circumstances. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past. If the grants for economic and military assistance or the United States loan guarantees are eliminated or reduced significantly, the Israeli economy could suffer material adverse consequences.

Trade Agreements

      Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is also a signatory to the General Agreement on Tariffs and Trade, which provides for reciprocal lowering of trade barriers among its members. In addition, Israel has been granted preferences under the Generalized System of Preferences from the United States, Australia, Canada and Japan. These preferences allow Israel to export the products covered by such programs either duty-free or at reduced tariffs.

      Israel and the European Union concluded a Free Trade Agreement in July, 1975 which confers certain advantages with respect to Israeli exports to most European countries and obligates Israel to lower its tariffs with respect to imports from these countries over a number of years.

      In 1985, Israel and the United States entered into an agreement to establish a Free Trade Area ("FTA"). Under the FTA, most products received immediate duty-free status, and by 1995 all other tariffs and certain non-tariff barriers on most trade between the two countries were ultimately eliminated.

      On January 1, 1993, an agreement between Israel and EFTA, which at present includes Norway, Switzerland, Iceland and Liechtenstein, established a free-trade zone between Israel and the EFTA nations.

      In recent years, Israel has established commercial and trade relations with a number of other nations, including Russia, China and nations in Eastern Europe, with which Israel had not previously had such relations.

Employees

      Most of Koffolk Israel's employees are members of the Histadrut, and are represented by collective bargaining units. Koffolk Israel is subject to various Israeli labor laws and collective bargaining agreements between Histadrut and the federation of industrial employers. Such laws and agreements cover a wide range of areas, including hiring practices, wages, promotions, employment conditions (such as working hours, overtime payment, vacations, sick leave and severance pay), benefits programs (such as pension plans and education funds) and special issues, such as equal pay for equal work, equal opportunity in employment and employment of women. The collective bargaining agreements also cover the relations between management and the employees' representatives, including Histadrut's involvement in certain aspects of hiring and dismissing employees and procedures for settling labor disputes. Koffolk Israel continues to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. Israeli employers and employees are required to pay predetermined sums to the National Insurance Institute, an organization similar to the United States Social Security Administration. These contributions entitle the employees to receive a range of medical services and other benefits. Certain employees of Koffolk Israel are covered by individual employment agreements.

Investment Incentives

      Certain of the Israeli production facilities of the Company have been granted Approved Enterprise status pursuant to the Law for the Encouragement of Capital Investments, 1959, and consequently may enjoy certain tax benefits and investment grants. Taxable income of Koffolk Israel derived from these production facilities is subject to a lower rate of company tax than the normal rate applicable in Israel. Dividends distributed by Koffolk Israel out of the same income are subject to lower rates of withholding tax than the rate normally applicable to dividends distributed by an Israeli company to a non-resident corporate shareholder. The grant available to newly Approved Enterprises was decreased throughout recent years. Certain of the Israeli production facilities of the Company further enjoyed accelerated depreciation under regulation extended from time to time and other deductions. There can be no assurance that the Company will, in the future, be eligible for or receive such or similar grants.

Item 2. Properties.

      The Company maintains its principal executive offices and a sales office in Fort Lee, New Jersey. The Company has 17 manufacturing facilities which allow it to produce a broad array of products. The chart below sets forth the locations and sizes of the principal manufacturing and other facilities operated by the Company and uses of such facilities, all of which are owned, except as noted.

                                         Approximate
Locaton                                  Square Footage           Uses
-------                                  --------------           -----
Fort Lee, New Jersey(a)                  23,500                   Corporate Headquarters
Atlanta, Georgia(a)                      5,000                    MRT Administrative and Sales, Laboratory
Bowmanstown, Pennsylvania                56,500                   Industrial Chemicals; AgChem
Garland, Texas                           20,000                   Industrial Chemicals
Houston, Texas(a)                        10,300                   Administrative and Sales
Joliet, Illinois                         34,500                   Industrial Chemicals
Ladora, Iowa                             9,500                    Warehouse
Marion, Iowa                             32,500                   AgChem
Phoenix City, Alabama                    6,000                    Industrial Chemicals
Quincy, Illinois(b)                      187,300                  Industrial Chemicals; AgChem; Warehouse;
                                                                  Administrative and Sales
Santa Fe Springs, California(c)          90,000                   Industrial Chemicals
Sumter, South Carolina                   123,000                  AgChem; Industrial Chemicals
Union City, California                   20,600                   Industrial Chemicals
Wilmington, Illinois                     119,000                  Warehouse
Bordeaux, France                         141,000                  AgChem; Administrative and Sales
Braganca Paulista, Brazil                35,000                   Agchem; Administrative and Sales
Meerbusch, Germany(a)                    700                      Sales
Petach Tikva, Israel                     60,000                   AgChem; Administrative and Sales
Ramat Hovav, Israel(a)                   140,000                  AgChem; Industrial Chemicals
Reading, Berks, United Kingdom(a)        3,100                    Administrative and Sales
Stradishall, United Kingdom              20,000                   Industrial Chemicals; Administrative and
                                                                  Sales
Scunthorpe, United Kingdom(a)            93,000                   Industrial Chemicals; Warehouse
Odda, Norway                             1,725,000                Industrial Chemicals; Warehouse;
                                                                  Administrative and Sales
Bremen, Indiana                          50,000                   AgChem; Warehouse

----------
(a) This facility is leased. The Company's leases expire from 1999 to 2027. For information concerning the Company's rental obligations, see Note 12 to the Company's Consolidated Financial Statements included herein.

(b) Comprises four facilities, including two manufacturing, one sales and one warehouse facility.

(c) The Company leases the land under this facility from a partnership owned by Jack Bendheim, Marvin Sussman and James Herlands. See "Certain Relationships and Related Transactions."

      The Company's subsidiary, C.P. Chemicals, Inc., owns an inactive, former manufacturing facility in Sewaren, New Jersey, and another subsidiary of the Company owns inactive, former manufacturing facilities in Powder Springs, Georgia and Union, Illinois. MRT leases terminal facilities in Atlanta, Georgia and Spartanburg, South Carolina, and operates loading facilities in Choteau, Oklahoma; Joppa, Illinois; St. John, Arizona; Gentry, Arizona; and Labadie, Missouri. The Company believes that its existing and planned facilities are and will be adequate for the conduct of its business as currently conducted and as currently contemplated to be conducted.

      The Company and its subsidiaries are subject to extensive regulation by numerous governmental authorities, including the FDA and corresponding state and foreign agencies, and to various domestic and foreign safety standards. Manufacturing facilities of the Company in Ramat Hovav and Brazil manufacture products that conform to the FDA's GMP regulations. Of the Company's five domestic facilities involved with recycling, four have final RCRA Part B hazardous waste storage and treatment permits and one is in an interim permit status. The Company's regulatory compliance programs have been expanded to encompass compliance with international standards known as ISO 9002 standards, which became mandatory in Europe in 1999. The FDA is in the process of adopting the ISO 9002 standards as regulatory standards for the United States, and it is anticipated that these standards will be phased in for U.S. manufacturers over a period of time. The Company's plants in Bowmanstown, Pennsylvania and Petach Tikva, Israel have achieved ISO 9002 certification, and in France ISO 9003 certification, and the Company plans to implement the ISO 9002 standards at other facilities. ODDA's facility in Norway has achieved ISO 9001 certification. The Company does not believe that adoption of the ISO 9002 standards by the FDA will have a material effect on its financial condition, results of operations or cash flows.

Item 3. Legal Proceedings.

      Reference is made to the discussion above under "Environmental Matters" in
Item 1 for information as to various environmental investigation and remediation obligations of the Company's subsidiaries associated principally with their recycling and production facilities and to certain legal proceedings associated with such facilities.

      In addition to such matters, the Company or certain of its subsidiaries is subject to certain litigation described below.

      On or about April 17, 1997, CP and the Company were served with a complaint filed by Chevron USA, Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that operations of CP at its Sewaren plant affected adjoining property owned by Chevron and that Philipp Brothers, as the parent of CP, is also responsible to Chevron. The complaint includes statutory claims under RCRA and common law claims. There are several other defendants in the action, including the former owner of the Sewaren site and Chevron's site and a prior tenant of the Chevron site. Additional parties have been brought into the action. Interrogatories have been exchanged and depositions are expected to begin. The Company is not, at this time, in a position to assess the extent of any ultimate liability it may have in connection with this suit or the potential responsibility of other defendants, or the future cost of remediation of the Chevron site, and is actively defending the action.

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under CERCLA by the EPA, involving a former third party fertilizer manufacturing site in Jericho, South Carolina. Phibro-Tech responded that it had supplied a useful product to the operator of the site and that it believes this constitutes a defense to the claims brought against it. The South Carolina Department of Health and Environmental Control, which had assumed oversight of this site, filed suit in United States District Court to approve a settlement with certain steel company PRPs. Other parties intervened and filed administrative actions to contest the substantive and procedural fairness of that settlement. The Court permitted other PRPs to intervene and, in August 1999, disapproved the settlement. Certain PRPs are objecting to the SCDHEC allocation. Under applicable law all non-settling PRPs could be found to have strict, joint and several liability under CERCLA. Accordingly, Phibro-Tech will continue to assess how best to respond to claims raised in this proceeding.While the outcome of ongoing negotiations is uncertain, the Company has accrued its best estimate of the amount for which this matter can be settled. See Note 12 to the Company's Consolidated Financial Statements.

      The Company and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities and governmental regulation. Certain of these actions seek damages in various amounts. In most cases, such claims are covered by insurance. The Company believes that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) Market Information. There is no public trading market for the Company's common equity securities.

      (b) Holders. As of June 30, 1999, there was one holder of the Company's Class A Common Stock and two holders of the Company's Class B Common Stock.

      (c) Dividends. The Company did not declare dividends on any of its common stock during the two years ended June 30, 1999.

Item 6. Selected Financial Data.

      The following table sets forth summary consolidated financial data for the Company for the past five years ended June 30, 1999. The summary consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                     Summary of Consolidated Financial Data

                                                                         Year Ended June 30,
                                                       -------------------------------------------------------
                                                        1999(a)      1998         1997     1996 (e)     1995
                                                       --------     --------    --------   --------   --------
Income Statement Data:
Net sales .........................................    $302,324     $277,983    $268,362   $241,395   $230,805
Net income (loss) before extraordinary items ......        (466)      (7,065)      8,036        (10)     2,982
Extraordinary items ...............................          --       (1,962)         --         --         --
Net income (loss) (b) (c) .........................        (466)      (9,027)      8,036        (10)     2,982

Balance Sheet Data:
Total assets ......................................    $237,373     $192,196    $162,700   $158,182   $149,798
Debt (d) ..........................................     138,739      104,296      67,259     70,269     56,171

Notes to Summary Consolidated Financial Data:

----------
(a)   Reflects the acquisition of ODDA effective October 1, 1998.
(b) In 1999, includes $3.7 million property damage insurance gain as a result of a fire at the Bowmanstown, Pennsylvania facility.
(c) In 1999, includes a $1.5 million charge related to the severance of a key executive. In 1998, includes a $10 million nonrecurring plant curtailment charge and $5.6 million for the forgiveness of limited recourse notes receivable from certain executives of the Company and payment for related income taxes resulting from the cancellation. In 1997, includes $5.6 million gain related to proceeds from the life insurance policy received on the death of the then Chairman of the Board of the Company.
(d) Debt is equal to loans payable to banks, other loans payable, long term debt and current portion of long term debt.
(e)   Reflects the acquisition of Planalquimica effective December 7, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This information should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained in this Report.

General

      The Company is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets, including animal nutrition and health, agriculture, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries.

      The Company operates in two industry segments: AgChem and Industrial Chemicals.

      On October 1, 1998 the Company acquired all of the outstanding capital stock of ODDA Smelteverk AS, a Norwegian company and certain assets of the business of BOC Carbide Industries in the United Kingdom from the BOC Group, for $19 million in cash and the assumption of $18.2 million in debt. The acquisition was primarily financed by proceeds from the issuance of $100 million in principal amount of Senior Subordinated Notes in June 1998. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at fair values at the acquisition date, with the excess of purchase price over the fair value allocated to goodwill. ODDA, which is in the Company's Industrial Chemicals segment, is a manufacturer and distributor of calcium carbide used in the production of acetylene for welding and cutting and as a desulphurization agent in the steel and foundry industry and dicyandiamide used in several applications, including as a flame retardant treatment for wood.

Results of Operations

                                                        Sales
                                                       ($000's)
                                                  Year Ended June 30
                                      -----------------------------------------
Operating Segments:                      1999            1998            1997
                                      ---------       ---------       ---------
  AgChem ..........................   $ 182,441       $ 184,223       $ 177,253
  Industrial Chemicals ............     151,045         127,416         124,159
  Elimination of intersegment sales     (31,162)        (33,656)        (33,050)
                                      ---------       ---------       ---------
                                      $ 302,324       $ 277,983       $ 268,362
                                      =========       =========       =========

                                                 Operating Income (Loss)
                                                        ($000's)
                                                   Year Ended June 30
                                         --------------------------------------
Operating Segments:                        1999           1998           1997
                                         --------       --------       --------
  AgChem ............................    $ 11,412       $  9,532       $ 10,954
  Industrial Chemicals ..............       9,079         (2,389)         6,453
  Corporate expenses and eliminations     (10,136)       (11,370)        (6,176)
                                         --------       --------       --------
                                         $ 10,355       $ (4,227)      $ 11,231
                                         ========       ========       ========

Comparison of Fiscal Year Ended June 30, 1999 to Fiscal Year Ended June 30, 1998

      Net Sales. Net Sales increased by $24.3 million or 8.7% to $302.3 million in fiscal 1999 as compared to the prior year. This increase was primarily due to higher sales of $23.6 million in the Company's Industrial Chemicals group for dicyandiamide and calcium carbide ($29.8 million) as a result of the ODDA acquisition and higher volume sales of the Company's coal fly ash products ($3.8 million). This increase was partially offset by lower volume sales of inorganic intermediate products primarily to the wood treating industry ($1.4 million) due to lower demand, lower sales of copper sulfate feed grade ($1.2 million) due to lower copper prices and competitive pressures, and lower volume sales of metal finishing and electronic chemicals and lower recycling revenues due to lower customer demand ($3.0 million).

      AgChem sales in 1999 were lower by $1.8 million as compared to the prior year primarily as a result of lower demand for the Company's animal nutrition and health products ($13.4 million), which was partially offset by higher crop protection chemical sales ($8.3 million) primarily due to introduction of new generic fungicides and the acquisition in December 1998 of a feed pre-mix business ($3.3 million).

      Gross Profit. Gross profit increased by $10.0 million or 14.5% to $79.1 million in 1999. This increase was primarily attributable to higher sales in the Company's Industrial Chemicals group ($9.8 million), due to the ODDA acquisition and higher sales of coal fly ash products, which were partially offset by lower sales of inorganic chemical intermediates (primarily to the wood treating industry) and copper sulfate feed grade.

Gross profit of the Company's AgChem segment was comparable to the prior year as higher crop protection product sales were offset by lower sales of animal nutrition and health products, principally coccidiostats. Gross profit as a percentage of net sales also increased to 26.2% in 1999, as compared to 24.9% in 1998, principally due to the impact of the ODDA acquisition in the Industrial Chemicals group and higher margins on new generic fungicides within the AgChem group.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased $5.9 million or 9.3% to $69.2 million in fiscal 1999 as compared to the prior year. This increase was primarily due to the Company's acquisition of ODDA ($9.0 million), higher selling expenses associated with sale of the Company's newly introduced generic fungicides ($1.8 million) and compensation expenses associated with the separation of employment of an executive of a subsidiary of the Company ($1.5 million). These increases were partially offset by $2.5 million in lower expenses due to the 1998 curtailment of operations at the Company's Sewaren, New Jersey facility. Also included in 1998 are charges of $5.6 million associated with the forgiveness of executive notes and related income tax reimbursements and $1.2 million of severance charges.

      Operating Income (Loss). Operating income of the AgChem group increased $1.9 million in 1999 as compared to the prior year, due primarily to the introduction of new generic fungicides. Excluding the 1998 charge for curtailment of operations at the Sewaren, New Jersey facility, operating income of the Industrial Chemicals group increased by $1.5 million, due primarily to the ODDA acquisition and the increase in sales of coal fly ash. In addition, non-segment operating expenses in 1999 included a charge associated with the separation from employment of an executive and in 1998 included a $5.6 million charge associated with the forgiveness of certain notes due from executives and related tax reimbursements.

      Interest Expense. Interest expense increased by $6.3 million or 91.4% to $13.1 million in fiscal 1999 as compared to the prior year primarily due to increased principal and interest expense associated with the offering of $100 million of Senior Subordinated Notes in June 1998 and interest expense incurred by ODDA on its bank borrowings.

      Gain from Property Damage Claim. In April 1999, a fire damaged the Company's Bowmanstown, Pennsylvania facility, including real property and machinery and equipment. The gain of $3,701 represents the excess of insurance proceeds to be recovered over the net carrying value of the damaged property.

      Other Expense, Net. Other expense, net, principally reflects foreign currency transaction gains and losses of the Company's foreign subsidiaries.

      Taxes. The 1999 tax provision differs from the net benefit calculated at the U.S. statutory rate due primarily to the effect of non-deductible expenses and tax rate differences on foreign operations. The fiscal 1998 net benefit for income taxes includes a deferred benefit at the statutory tax rate of 34% for the U.S. pre-tax loss and the impact of lower tax rates on foreign pre-tax income. No valuation allowance has been provided on the Company's net deferred tax assets, as management believes that it is more likely than not that such amounts will be recovered in future periods, except with respect to certain foreign and U.S. state net operating loss carryforwards.

Comparison of Fiscal Year Ended June 30, 1998 to Fiscal Year Ended June 30, 1997

      Net Sales. Net sales increased by $9.6 million or 3.6% to $278.0 million in fiscal 1998 as compared to the prior year. This increase was primarily attributable to higher net sales of the Company's AgChem products, primarily due to higher net sales of animal feed supplements ($4.2 million) and higher net sales of animal health products ($1.8 million). Higher net sales of $3.2 million in the Company's Industrial Chemicals group were primarily due to increased sales of coal fly ash products.

      Gross Profit. Gross profit increased by $1.7 million or 2.6% to $69.1 million and 24.9% of net sales in fiscal 1998, as compared to 25.1% of net sales in the prior year. This gross profit increase was primarily attributable to higher sales of the AgChem products for animal feed supplements ($2.1 million), and higher sales and lower costs for animal health products ($1.1 million). This was somewhat offset by lower margins of crop protection products ($1.9 million), which also contributed to the decline in gross margin as a percentage of net sales. Higher gross profits in the Company's Industrial Chemicals group were primarily due to coal fly ash products.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased $7.2 million or 12.8% to $63.3 million in fiscal 1998 as compared to the prior year. This increase was primarily attributable to compensation expense associated with the forgiveness by the Company of limited recourse notes receivable from certain executives of the Company in connection with their acquisition of 10.7% of the stock of a subsidiary of the Company and payment to the executives for income taxes resulting from the cancellation of those notes (totaling $5.6 million), a $1.2 million provision for personnel reductions at one of the Company's foreign subsidiaries and at the Company's Sewaren, New Jersey facility, and a $.8 million increase in the environmental provision. These expenses were partially offset by a non-cash compensation adjustment of $1.2 million to reflect a lower repurchase value of the redeemable common stock of a minority shareholder and officer of the Company as a result of decreases in the Company's book value.

      Curtailment of Operations. During the fourth quarter of fiscal 1998, the Company curtailed manufacturing operations of its Sewaren, New Jersey facility, which is included in the Industrial Chemicals group. Consequently, the Company recorded a non-recurring charge of $10.0 million related to curtailment of operations, site restoration and ongoing groundwater monitoring and remediation activities. Of these charges, $5.6 million represents non-cash asset write downs related to the Sewaren, New Jersey facility, $1.1 million represents associated site restoration (which are classified as other current liabilities) and $3.3 million represents long-term groundwater monitoring and remediation costs that will continue in accordance with the Company's environmental plans.

      Operating Income (Loss). Operating income for the AgChem group in 1998 decreased by $1.4 million as compared to the prior year primarily due to lower margins and higher expenses for crop protection products and a $1.2 million provision for personnal reductions at one of the Company's foreign subsidiaries.

      Operating income for the Industrial Chemicals group in 1998 increased by $1.2 million as compared to the prior year after excluding the $10 million 1998 charge for curtailment of operations at the Sewaren, New Jersey facility. This increase was primarily attributable to higher margins for mineral oxide products.

      Fiscal 1998 non-segment operating expenses include a charge of $5.6 million associated with the forgiveness of certain notes due from executives and related tax reimbursements.

      Interest Expense. Interest expense increased by $.6 million to $6.9 million in fiscal 1998 as compared to the prior year primarily due to interest associated with the $100 million principal amount of Senior Subordinated Notes issued in June 1998.

      Taxes. The fiscal 1998 net benefit for income taxes includes a deferred benefit at the statutory tax rate of 34% for the U.S. pre-tax loss and impact of lower tax rates on foreign pre-tax income. The 1997 tax benefit is less then the U.S. statuory rate principally due to non-taxable gain on life insurance and certain foreign tax benefits.

      Extraordinary Loss. The extraordinary loss of $2.0 million (net of an income tax benefit of $1.0 million) for the fiscal year ended June 30, 1998 is comprised of prepayment fees in connection with early extinguishment of the $20 million of senior notes and the write-off of deferred financing costs associated with indebtedness of the Company repaid from proceeds of its $100.0 million Senior Subordinated Notes.

      Net Income (Loss). The net loss of $9.0 million for the fiscal year ended June 30, 1998 is primarily attributable to non-recurring operating charges. Net income of $8.0 million for the 1997 fiscal year included a $5.6 million nontaxable gain on life insurance.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Net cash used in operations was $3.8 million for fiscal 1999 as compared to $1.3 million of net cash generated by operations in fiscal 1998. This change was primarily due to lower earnings before non-cash items, primarily due to higher interest expenses, and higher levels of accounts receivable and inventories due to the ODDA and animal feed business acquisitions. Partially offsetting these changes were fiscal 1999 accruals for payments associated with separation of employment of a key executive and payments for obtaining label registration rights for certain fungicides which will be paid in fiscal 2000. Net cash provided by operations was $1.3 million for fiscal 1998, a decline of $1.6 million from fiscal 1997. This was primarily a result of the loss before extraordinary item, and higher levels of accounts receivable (due to crop protection product sales having occurred later in the season than the prior year), offset by depreciation and amortization and non-cash, non-recurring charges.

      Net Cash Used in Investing Activities. Net cash used in investing activities for fiscal 1999 was $33.8 million, an increase of $25.7 million. This increase was primarily due to the ODDA acquisition, as well as an acquisition of a business in the animal feed industry. Higher capital expenditures were primarily due to expenditures by ODDA for increased production capacities. Net cash used in investing activities for fiscal 1998 was $8.0 million, an increase of $3.3 million, as compared to the prior year. This increase was primarily due to increased capital expenditures (approximately $2.0 million) at the Company's Ramat Hovav, Israel facility and $1.8 million for site paving at the Company's Sewaren, New Jersey facility.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities for fiscal 1999 was $15.7 million, primarily as a result of drawdowns under the Company's revolving credit facility. Net cash provided by financing activities for fiscal 1998 was $26.8 million, primarily as a result of proceeds from issuance of the $100 million of Senior Subordinated Notes less discounts and fees of $3.8 million and after repayments of the Company's long-term and short-term indebtedness.

      Liquidity. As of June 30, 1999 and 1998, the Company had $72.7 and $79.7 million of working capital, respectively.

      In June 1998, the Company issued $100 million aggregate principal amount of 9-7/8% Senior Subordinated Notes due 2008. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt (as defined in the indenture agreement of the Company) and rank pari passu in right of payment with all other existing and future senior subordinated indebtedness of the Company. The Notes are unconditionally guaranteed on a senior subordinated basis by the domestic subsidiaries of the Company.

      In August 1998, the Company and certain of its domestic subsidiaries terminated their existing credit facility with Fleet Bank. Simultaneously, the Company and all of its domestic subsidiaries entered into a new credit agreement with PNC Bank, National Association, providing, among other things, for the extension of a $60 million senior secured facility, consisting of a $35 million revolving credit facility (subject to the availability of certain eligible receivables and eligible inventory, with a sub-limit for inventory of $15 million), including a $7.5 million letter of credit sub-facility, and a $25 million acquisition facility.

      At June 30, 1999, the Company was not in compliance with the domestic net worth requirements of the credit agreement. The lenders have waived the default as of June 30, 1999 and amended domestic net worth requirements for fiscal 2000. The Company's Norwegian subsidiary, ODDA, was not in compliance with the debt service and liabilities to equity ratios in its bank credit agreement. Subsequently, a waiver was obtained from ODDA's lenders.

      In April 1999, the Company suffered inventory, real property and machinery and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. The Company carries insurance coverage for the property damage and business interruption losses and has recorded a receivable of $4.3 million in other receivables at June 30, 1999 for amounts reimbursable from the insurance carrier. The receivable is net of the Company's deductible and $1.0 million advanced by the insurance carrier prior to June 30, 1999. Additional advances are expected to be received during fiscal 2000, as the Company incurs replacement expenditures. As a result of its ability to transfer production to another owned facility and payment of the insurance proceeds, the Company does not expect the fire loss to have any significant impact on its liquidity.

      ODDA recently signed a letter of intent to sell its minority interest in Tyssefaldene, a company which operates power stations in the region in which ODDA is located. As a result of the sale, ODDA's ability to buy power at cost will terminate and ODDA will thereafter purchase power at prevailing market rates. The sale proceeds will primarily be used for debt repayment, capital expenditures and payment of related income taxes. The sale is subject to due diligence of the parties and regulatory approval. Final negotiation and closing is expected to take place in January 2000. There is, however, no assurance that such sale will be consummated.

      The Company anticipates spending approximately $16 million for capital expenditures for its existing business in fiscal 2000, principally for improvements and expansion at ODDA and MRT. These amounts are subject to change, depending upon actual needs.

      At June 30, 1999, the Company had $13.4 million outstanding borrowings under its credit agreement with PNC Bank. In addition to amounts outstanding, the Company had $21.6 million available under the borrowing base formula. The Company expects that cash flows from operations and available borrowing arrangements will provide sufficient working capital to operate the Company's business, to make expected capital expenditures and service interest and principal on outstanding debt.

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

Effect of Inflation; Foreign Currency Exchange Rates

      Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last two years.

      The Company's substantial foreign operations expose it to risk of exchange rate fluctuations. Balance sheet accounts of the Company's foreign subsidiaries, with the exception of the Brazilian subsidiary and a subsidiary of Koffolk Israel, are translated at current rates of exchange and income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are reflected as a separate component of stockholders' equity. The Brazilian subsidiary operates in a highly inflationary economy and the subsidiary of Koffolk Israel transacts substantially all of its business in U.S. dollars. Accordingly, the U.S. dollar is designated as the functional currency of these operations and translation gains and losses are included in net income.

      Foreign currency transaction gains and losses are included in net income. Currency translation losses relating principally to short and long-term debt of Koffolk Israel are denominated or linked to foreign currencies, and have been translated to the functional currency, the Shekel, and included in earnings. Such translation losses were $1,829,000 and $979,000 for the 1999 and 1998 fiscal years, respectively. See Note 1 to the Company's Consolidated Financial Statements.

Impact of Recently Adopted Accounting Pronouncements

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121, effective for the Company's fiscal year 1997, established criteria for recognizing, measuring and disclosing impairments of long-lived assets, including intangibles and goodwill. The adoption of SFAS No. 121 has not had a significant impact on the Company's results of operations, financial position or cash flows.

      Commencing with fiscal 1998, the Company has adopted American Institute of Certified Public Accountants Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This SOP requires that accrued environmental remediation-related expenses include direct costs of remediation and indirect costs related to the remediation effort. The effect of adoption of this SOP is accounted for as a change in accounting estimate and did not have a material effect on financial position, results of operations or cash flows upon initial application at the beginning of fiscal 1998.

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits" in fiscal 1999. These standards required additional disclosure, but did not have an effect on the Company's financial position, results of operations or cash flows.

      The Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2001. This standard will require the Company to record all its derivative financial instruments as assets or liabilities measured at fair value. Management has not yet assessed the potential impact of this standard on its financial position, results of operations or cash flows.

      The Company is required to adopt Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in fiscal 2000. This standard establishes guidelines for capitalization of costs of computer software developed or obtained for internal use and is not expected to have a material effect on financial position, results of operations or cash flows of the Company.

Quantitative and Qualitative Disclosure About Market Risk

      In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company uses a variety of derivative financial instruments, including interest rate caps and foreign currency forward contracts as a means of hedging exposure to floating interest rate bank borrowings and foreign currency risks. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing processes, to hedge the cost of its anticipated purchase requirements. The Company does not utilize derivative instruments for trading purposes. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values. The Company monitors the financial stability and credit standing of its major counterparties.

Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt is considered to be representative of their fair value because of their short maturities. As of June 30, 1999, the fair value of the Company's senior subordinated debt is estimated based on quoted market rates is $94.6 million and the related carrying amount is $100 million. A 100 basis point increase in interest rates could result in approximately $6.0 million reduction in the fair value of total debt.

Foreign Currency Exchange Rate Risk

      A significant portion of the financial results of the Company is derived from activities conducted outside the U.S. and denominated in currencies other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in relation to the U.S. Dollar. Exchange rate risks are reduced, however, by the diversity of the Company's foreign operations and the fact that international activities are not concentrated in any single non-U.S. currency. Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. The Company covers known and anticipated operating exposures by using purchased foreign currency exchange option and forward contracts. The primary currencies for which the Company has foreign currency exchange rate exposure are the Euro and Japanese yen.

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At June 30, 1999, the fair value did not differ materially from its carrying amount. Based on the limited amount of foreign currency contracts at June 30, 1999, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at June 30, 1999, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At June 30, 1999, the contract values of these letters of credit and surety bonds were $2.0 million and their fair values did not differ materially from their carrying amount.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at June 30, 1999 would not be material when compared to the Company's earnings and financial position.

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

Over the last three years, the Company has replaced or upgraded most of its Management Systems and Manufacturing Systems. The Company has substantially upgraded its desktop computers, networks and servers and software applications and packages. The Company has expended approximately $587,000, $920,000 and $245,000 in the fiscal years ended June 30, 1997, 1998 and 1999, respectively, towards compliance with Y2K issues. Such amounts during such periods were allocated as follows: for 1997, $72,700 for hardware, $9,000 for software, $300,800 for outside consultants and $205,000 for internal costs; for 1998, $229,700 for hardware, $35,600 for software, $235,000 for outside consultants and $420,000 for internal costs; for 1999, $168,000 for hardware, $53,000 for software, $24,000 for outside consultants and nominal internal costs. The Company believes that its Manufacturing Systems worldwide are currently in Y2K compliance. With regard to its Management Systems, the Company estimates that 100 percent of its U.S. operations are Y2K compliant. The Company's operations in France and the United Kingdom are presently in Y2K compliance, while the Company estimates that its Israeli and Norwegian operations are currently 90 percent and 75 percent compliant, respectively, and that they will be in full compliance during calendar 1999. The Company expects that any required modifications will be made on a timely basis. The Company continues to test its Management and Manufacturing Systems, on a system-by-system basis, as it completes its ongoing compliance efforts. The Company estimates that future expenditures will not exceed $150,000, of which $30,000 is expected to be spent on hardware, $70,000 on software modifications and systems testing by outside consultants and $50,000 is allocated to internal costs and contingencies. The Company's estimates of completion are based on management's estimates of the number and complexity of the systems involved and the status of its Y2K effort with respect to such systems. Such estimates may not necessarily be consistent with the timing of the Company's incurrence of Y2K-related expenditures.

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

      The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. More specifically, the Company could be materially adversely affected if utilities and private businesses with which it does business or that provide essential products or services are not Y2K ready. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers, suppliers, and other third-party providers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity, financial condition or cash flows. The Company believes that, with the implementation of new business systems and completion of the Company's Y2K modifications, the possibility of significant interruptions of normal operations should be mitigated.

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

Certain Factors Affecting Future Operating Results

      This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward- looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following: the Company's substantial leverage and potential inability to service its debt; the Company's dependence on distributions from its subsidiaries; risks associated with the Company's international operations; the Company's dependence on its Israeli operations; competition in each of the Company's markets; potential environmental liability; extensive regulation by numerous government authorities in the United States and other countries; significant cyclical price fluctuation for the principal raw materials used by the Company in the manufacture of its products; the Company's reliance on the continued operation and sufficiency of its manufacturing facilities; the Company's dependence upon unpatented trade secrets; the risks of legal proceedings and general litigation expenses; potential operating hazards and uninsured risks; the risk of work stoppages; the Company's dependence on key personnel; the uncertain impact of the Company's acquisition plans; the seasonality of the Company's business; and risks associated with Year 2000 compliance by the Company and third parties.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      Information regarding quantitative and qualitative disclosures about market risk is set forth in Part I Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

      The financial statements are set forth on pages F-1 through F-35 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      No response required.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The following sets forth, as of June 30, 1999, the name, age, and position of the Company's directors and executive officers:

Name                       Age                         Position
----                       ---                         --------
Jack C. Bendheim           52       Director, President and Chief Executive Officer
Marvin S. Sussman          52       Director; Chief Operating Officer and Executive Vice
                                      President; President, Prince Group
James O. Herlands          57       Director and Executive Vice President; President,
                                      CP/PhibroChem Group
Nathan Z. Bistricer        48       Vice President and Chief Financial Officer
Joseph M. Katzenstein      57       Treasurer and Secretary

      JACK BENDHEIM -- Director, President and Chief Executive Officer. Mr. Bendheim has been President since 1988. He was Chief Operating Officer from 1988 to 1998, and was appointed Chief Executive Officer in 1998. He has been a director since 1984. Mr. Bendheim joined the Company in 1969 and served as Executive Vice President and Treasurer from 1983 to 1988 and as Vice President and Treasurer from 1975 to 1983. Mr. Bendheim is also a director of The Berkshire Bank, in New York, N.Y.

      MARVIN S. SUSSMAN -- Director, Chief Operating Officer and Executive Vice President, and President of the Company's Prince Group. He has been a director since 1988 and was appointed Chief Operating Officer in 1998. Mr. Sussman joined the Company in 1971. Since then, he has served in various executive positions at the Company and at the Prince Group. Since 1988, Mr. Sussman has been President of the Company's Prince Group and Executive Vice-President of the Company. Mr. Sussman is the brother-in-law of Jack Bendheim.

      JAMES O. HERLANDS -- Director and Executive Vice President, and President of CP/PhibroChem. Mr. Herlands joined the Company in 1964. Since then, he has served in various capabilities in sales/marketing and purchasing. He has been a director since 1988. Since 1992, Mr. Herlands has been President of the Company's CP/PhibroChem Group. From 1988 to 1992, Mr. Herlands was Senior Vice President of the Company. Mr. Herlands is the first cousin of Jack Bendheim.

      NATHAN Z. BISTRICER -- Vice President and Chief Financial Officer. Mr. Bistricer has served as Vice President and Chief Financial Officer since he joined the Company in 1985. From 1981 to 1985, Mr. Bistricer served as Vice President--Administrator and Treasurer of Belco Petroleum Corporation, an oil and gas exploration company.

      JOSEPH KATZENSTEIN -- Treasurer and Secretary. Mr. Katzenstein joined the Company in 1962. Since 1982, he has been Secretary and Treasurer of the Company. Mr. Katzenstein served as corporate controller from 1966 to 1985.

Item 11. Executive Compensation.

      The following table sets forth the cash compensation paid by the Company and its subsidiaries for services during fiscal 1999, 1998 and 1997 to each of the Company's five most highly compensated executive officers:

                                                                                       Long Term Compensation
                                                                                   -------------------------------
                                                   Annual Compensation                    Awards          Payouts
                                        -----------------------------------------  --------------------   --------
                                                                                 Restricted  Securities
      Name and                                                      Other Annual   Stock     Underlying     LTIP       All Other
 Principal Position        Year         Salary         Bonus       Compensation**  Awards   Options/SARs   Payouts   Compensation***
 ------------------        ----         ------         -----       --------------  ------   ------------   -------   ---------------
Jack C. Bendheim ........  1999       $1,207,000      $     --      $       --      $--         $--          $--         $5,200
  President & CEO          1998        1,725,000            --              --       --          --           --          5,200
                           1997          967,500            --              --       --          --           --          4,925

Marvin S. Sussman* ......  1999          467,000       597,200              --       --          --           --         $5,200
  Executive Vice           1998          479,500       423,700              --       --          --           --          5,200
  President; President     1997          517,500       450,780              --       --          --           --          4,925
  of Prince Group

James O. Herlands .......  1999          365,000       250,000          24,015       --          --           --         $5,200
  Executive Vice           1998          350,000       250,000       1,030,100       --          --           --          5,200
  President; President     1997          337,000       145,000              --       --          --           --          4,925
  of CP/Phibrochem

I. David Paley**** ......  1999          365,000            --          80,400       --          --           --         $5,200
  former President         1998          360,000            --       3,450,700       --          --           --          5,200
  and COO of Phibro- Tech  1997          347,500            --              --       --          --           --          4,925

Nathan Z. Bistricer, ....  1999          233,700       180,000          24,015       --          --           --         $5,200
  Vice President &  CFO    1998          223,700        60,000       1,030,100       --          --           --          5,200
                           1997          215,000        60,000              --       --          --           --          4,925

----------

* Pursuant to a Stockholders Agreement between Mr. Sussman and the Company, the Company is required to purchase at book value all shares of the Company's Class B Common Stock owned by Mr. Sussman in the event of his retirement, death, permanent disability or the termination of his employment by the Company. See "Certain Relationships and Related Transactions." As a result, the Company is required to record as compensation to Mr. Sussman each year the change in the book value of the Company attributable to Mr. Sussman's shares. For 1999, 1998 and 1997 the amount attributable to Mr. Sussman's shares was $(187,000), $(1,250,000) and $130,000, respectively. Such amounts have not been distributed to Mr. Sussman.

** In fiscal 1998, Phibro-Tech, a subsidiary of the Company, canceled the limited recourse notes issued by executives related to acquiring 10.7% of the stock of Phibro-Tech, and forgave all amounts due the Company, resulting in compensation expense. The Company also paid the executives an additional amount as reimbursement for their income tax liability related to the forgiveness, which was also recorded as compensation expense. See "Certain Relationships and Related Transactions."

*** Represents contributions by the Company under its 401(k) Retirement and Savings Plan. See "--Compensation Pursuant to Plans."

**** Mr. Paley's employment as an officer and director of Phibro-Tech was terminated in March 1999. See "Certain Relationships and Related Transactions."

      In fiscal 1999, the Company granted no options or long-term incentive plan awards to the named executive officers and no options were held or exercised by any of the named executive officers.

Employment and Severance Agreements

      The Company entered into an employment agreement with Marvin S. Sussman in December 1987. Mr. Sussman, as President of the Company's Prince Group, is responsible for the day-to-day operations of that group. The term of employment is from year to year, unless terminated by the Company at any time or by his death or permanent disability. Upon the termination of his employment, the Company is obligated to make a severance payment to Mr. Sussman in an amount equal to the principal balance of and all accrued interest on certain promissory notes dated June 30, 1993 made by Mr. Sussman and his wife to Jack Bendheim and his wife. As of June 30, 1999, the aggregate balance of such notes was $40,000 plus accrued interest at 6% per annum.

      In 1995, Nathan Bistricer, I. David Paley and James O. Herlands purchased stock in Phibro-Tech. In connection therewith, the Company entered into severance agreements with Nathan Bistricer and James O. Herlands, and Phibro-Tech entered into a severance agreement with I. David Paley. The agreements provide that, upon the Actual or Constructive Termination of such executive or a Change in Control Event (as such terms are defined), the executive is entitled to receive a cash Severance Amount (as defined therein), based upon a multiple of Phibro-Tech's pretax earnings (as defined therein). In addition, if an Extraordinary Event (as defined) occurs within 12 months after the occurrence of an Actual or Constructive Termination, the executive is entitled to receive an additional Catch-up Payment (as defined). At June 30, 1999, severance payments equal to an aggregate of approximately $588,000 would have been due to Messrs. Bistricer and Herlands if they were terminated. In September 1999, Phibro-Tech paid Mr. Paley $2,862,660 in connection with his separation. See "Certain Relationships and Related Transactions."

Compensation Pursuant to Plans

      401(k) Plan. The Company maintains for the benefit of its employees a 401(k) Retirement and Savings Plan (the "Plan"), which is a defined contribution, profit sharing plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Employees of the Company are eligible for participation in the Plan once they have attained age 21 and completed a year of service (in which the employee completed 1,000 hours of service). Up to $150,000 (indexed for inflation) of an employee's base salary may be taken into account for Plan purposes. Under the Plan, employees may make pre-tax contributions of up to 6.0% of such employee's base salary, and the Company will make non-matching contributions equal to 1% of an employee's base salary and matching contribution equal to 50.0% of an employee's pre-tax contribution up to 3.0% of such employee's base salary and 25.0% of such employee's pre-tax contribution over 3.0% of base salary. Participants are vested in Employer contributions in 20% increments beginning after completion of the second year of service and become fully vested after five years of service. Distributions are generally payable in a lump sum after termination of employment, retirement, death, disability, plan termination, attainment of age 59 1/2, disposition of substantially all of the Company's assets or upon financial hardship. The Plan also provides for Plan loans to participants.

      The accounts of Messrs. Bendheim, Sussman, Paley, Herlands and Bistricer were credited with employer contributions of $5,200, respectively, for fiscal 1999.

      Retirement Plan. The Company has adopted The Retirement Plan of Philipp Brothers Chemicals Inc. and Subsidiaries and Affiliates which is a defined benefit pension plan (the "Retirement Plan"). Employees of the Company are eligible for participation in the Retirement Plan once they have attained age 21 and completed a year of service (which is a Plan Year in which the employee completes 1,000 hours of service). The Retirement Plan provides benefits equal to the sum of (a) 1.0% of an employee's "average salary" plus 0.5% of the employee's "average salary" in excess of the average of the employee's social security taxable wage base, times years of service after July 1, 1989, plus (b) the employee's frozen accrued benefit, if any, as of June 30, 1989 calculated under the Retirement Plan formula in effect at that time. For purposes of calculating the portion of the benefit based on "average salary" in excess of the average wage base, years of service shall not exceed 35. "Average salary" for these purposes means the employee's salary over the consecutive five year period in the last ten years preceding retirement or other termination of employment which produces the highest average; or, if an employee has fewer than five years of service, all such years of service. An employee becomes vested in his plan benefit once he completes five years of service with the Company. In general, benefits are payable after retirement or disability in the form of a 50%, 75% or 100% joint or survivor annuity, life annuity or life annuity with a five or ten year term certain. In some cases benefits may also be payable under the Retirement Plan in the event of an employee's death.

      The following table shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications, assuming a life annuity with a ten year term certain.

                                            Years of Service
                         -------------------------------------------------------
Average Compensation       15           20          25         30           35
--------------------     -------     -------     -------     -------     -------
$ 25,000 ...........     $ 3,750     $ 5,000     $ 6,250     $ 7,500     $ 8,750
$ 50,000 ...........       7,500      10,000      12,500      15,000      17,500
$ 75,000 ...........      12,570      16,240      19,800      23,530      27,410
$100,000 ...........      18,190      23,740      29,170      34,780      40,530
$150,000 ...........      29,440      38,740      47,920      57,280      66,780
$200,000 ...........      31,690      41,740      51,670      61,780      72,030

      As of June 30, 1999, Messrs. Bendheim, Sussman, Paley, Herlands and Bistricer had 30, 28, 10, 35 and 14 estimated credited years of service, respectively, under the Retirement Plan. The compensation covered by the Retirement Plan for each of these officers as of June 30, 1999 is $160,000. Such individuals, at age 65, will have 43, 41, 15, 43 and 31 credited years of service, respectively. The annual expected benefit after normal retirement at age 65 for each of these individuals, based on the compensation taken into account as of June 30, 1999, is $106,740, $122,180, $36,160, $120,400 and
$65,320, respectively.

      Most of the Company's foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on applicable legal requirements and local practices.

      Deferred Compensation Plan. In 1994, the Company adopted a non-qualified Deferred Compensation Plan and Trust, as an incentive for certain executives. The plan provides for (i) a Retirement Income Benefit (as defined), (ii) a Survivor's Income Benefit (as defined), and (iii) Deferred Compensation Benefit (as defined). Five employees currently participate in this plan. A trust has been established to provide the benefits described above.

      The following table shows the estimated benefits from this plan as of June 30, 1999.

                                  Annual         Survivor's            Deferred
                                Retirement         Income           Compensation
                              Income Benefit       Benefit             Benefit
                              --------------     ----------         ------------
Jack C. Bendheim .........      $   13,295       $1,889,592          $  140,640
Nathan Z. Bistricer ......          10,000          454,998              98,759
James O. Herlands ........          13,295          710,016             119,790
I. David Paley ...........          13,295          729,984             140,640
Marvin S. Sussman ........          13,295          933,984              52,110

      The Retirement Income Benefit is determined by the Company based upon the employee's salary, years of service and age at retirement. At present, it is contemplated that a benefit of 1% of each participant's eligible compensation will be accrued each year. The benefit is payable upon retirement (after age 65 with at least 10 years of service) in monthly installments over a 15 year period to the participant or his named beneficiary. The Survivor's Income Benefit for the current participants is two times annualized compensation at the time of death, payable in 24 equal monthly installments. The Deferred Compensation Benefit is substantially funded by compensation deferred by the participants. Such benefit is based upon a participant making an election to defer no less than $3,000 and no more than $20,000 of his compensation in excess of $150,000, payable in a lump sum or in monthly installments for up to 15 years. The Company makes a matching contribution of $3,000. The plan is substantially funded. Participants have no claim against the Company other than as unsecured creditors. To assist in providing benefits, the Company has obtained a life insurance policy on each participant.

      Executive Income Program. On March 1, 1990, the Company entered into an Executive Income Program to provide a pre-retirement death benefit and a retirement benefit to certain of its executives. The Program consists of a Split Dollar Agreement and a Deferred Compensation Agreement with Jack Bendheim, Marvin S. Sussman and James O. Herlands (the "Executives"). The Split Dollar Agreement provides for the Company to own a whole life insurance policy in the amount of $1,000,000 (plus additions) on the life of each

Executive. Each policy also contains additional paid-up insurance and extended term insurance. On the death of the Executive prior to his 60th birthday or his actual retirement date, whichever is later: (i) the first $1,000,000 of the death benefit is payable to the Executive's spouse, or issue; (ii) the excess is payable to the Company up to the aggregate amount of premiums paid by the Company; and (iii) any balance is payable to the Executive's spouse or issue. The Split Dollar Agreement terminates and no benefit is payable if the Executive dies after his retirement from the Company. The Deferred Compensation Agreement provides that upon the Executive's retirement, at or after attaining age 65, the Company will make a monthly retirement payment to the Executive during his life for 10 years or until he or his beneficiaries have received a total of 120 monthly payments. The Company intends to fund the payments using the cash value or the death benefit from the life insurance policy insuring each Executive's life. The monthly retirement benefits are as follows: Jack Bendheim $2,500; Marvin S. Sussman $2,500; and James O. Herlands $1,666.

Meetings and Compensation of Directors

      During fiscal 1999, the Board of Directors took certain action by written consent. There were no formal meetings of the Board. Directors are elected annually and serve until the next annual meeting of Shareholders or until their successors are elected and qualified. The Company's directors do not receive any cash compensation for service on the Board of Directors, but directors may be reimbursed for certain expenses in connection with attendance at board meetings. The Company has entered into certain transactions with certain of the directors. See "Certain Relationships and Related Transactions."

Committees of the Board of Directors

      The Company's Board of Directors has not created any committees.

Report of Board of Directors as to Compensation

      The Company does not have a compensation committee or other Board committee performing equivalent functions. Executive compensation is determined by Jack Bendheim, the President and Chief Executive Officer of the Company. During fiscal 1999, Messrs. Bendheim, Sussman and Herlands participated in deliberations regarding compensation of the Company's other officers.

Compensation Committee Interlocks and Insider Participation

      Jack Bendheim, Marvin S. Sussman and James O. Herlands are Members of the Board of Directors and executive officers of the Company. No executive officer of the Company serves as a member of the Board of Directors of any other non-Company entity which has one or more members serving as a member of the Company's Board of Directors. Messrs. Bendheim, Sussman and Herlands have participated in certain transactions with the Company and its subsidiaries and affiliates. See "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The table sets forth certain information as of June 30, 1999 regarding beneficial ownership of the Company's capital stock by each director and named executive officer of the Company, each beneficial owner of 5% or more of the outstanding shares of capital stock and all directors and officers as a group.

                                                    Number of Shares (Percentage of Class)
                                                   -----------------------------------------
Name                                               Class A Voting(1)       Class B Voting(2)
----                                               -----------------       -----------------
Jack Bendheim(3) ..............................      12,600 (100%)         10,699.65 (90%)(4)
Marvin S. Sussman .............................          --                 1,188.85 (10%)
All other officers and directors ..............          --                       --
All officers and directors as a group .........      12,600 (100%)         11,888.50 (100%)

----------
(1) The entire voting power of the Company is exercised by the holders of Class A Common Stock, except that the holders of Class B Common Stock elect one of the five directors but do not vote on any other matters.

(2) Class B shareholders will receive the entire equity of the Company upon its liquidation, after payment of preferences to holders of all classes of preferred stock and Class A Common Stock.
(3) Jack Bendheim also owns 5,207 (100%) shares of Series A Preferred Stock (formerly designated Third Preferred Stock).
(4) Includes 2,914.24 shares owned by trusts for the benefit of Jack Bendheim, his spouse, his children and their spouses and his grandchildren.

Item 13. Certain Relationships and Related Transactions.

      Phibro-Tech leases the property underlying its Santa Fe Springs, California facility from First Dice Road Company, a California limited partnership ("First Dice"), in which Jack Bendheim, the Company's President and principal stockholder, Marvin S. Sussman and James O. Herlands, directors of the Company, own 39.0%, 40.0% and 20.0% limited partnership interests, respectively. The general partner, having a 1% interest in the partnership, is Western Magnesium Corp., a wholly-owned subsidiary of the Company, of which Jack Bendheim is the president. The lease expires on June 30, 2008. The annual rent is $250,000. Phibro-Tech is also required to pay all real property taxes, personal property taxes and liability and property insurance premiums. On June 30, 1995, Jack Bendheim borrowed $1,500,000 from NatWest Bank N.A. (now Fleet
Bank) which he reloaned to First Dice. The repayment to Jack Bendheim of such loan by First Dice is personally guaranteed by each of the limited partners of First Dice in proportion to their respective limited partnership interests. The Company believes that the terms of such lease and loan are on terms no less favorable to Phibro-Tech than those that reasonably could be obtained at such time in a comparable arm's-length transaction from an unrelated third-party.

      Pursuant to a Shareholders Agreement dated December 29, 1987 between Marvin S. Sussman and the Company, the Company is required to purchase at book value all shares of the Company's Class B Common Stock owned by Mr. Sussman, in the event of his retirement, death, permanent disability or the termination of his employment by the Company.

      In connection with the consummation of the offering by the Company of its Senior Subordinated Notes in June 1998, Phibro-Tech canceled certain limited recourse promissory notes from I. David Paley ($1,392,461), Nathan Z. Bistricer ($415,685) and James O. Herlands ($415,685) (the "Executives"), related to acquiring 10.7% of the stock of Phibro-Tech in 1995 and forgave all amounts due thereunder (including an aggregate of $628,000 in accrued interest), and paid the Executives an additional aggregate amount of $2,740,000 as reimbursement for their resulting income tax liability. As a result of the repayment of certain notes of the Company with proceeds of the offering of the Company's Senior Subordinated Notes, the Class B common stock of the Executives converted into an equal number of Class A common stock of Phibro-Tech. Pursuant to an amendment to the Certificate of Incorporation of Phibro-Tech adopted in January 1999, the shares of Phibro-Tech owned by the Executives were exchanged for an equal number of newly authorized shares of non-voting Class B Common Stock of Phibro-Tech, and the shares of MMC owned by Phibro-Tech were transferred to and became directly owned by Philipp Brothers. A Shareholders Agreement among the Executives and Phibro-Tech provides, among other things, for restrictions on such shares as to voting, dividends, liquidation and transfer rights. The Shareholders Agreement also provides that upon the death of an Executive or termination of an Executive's employment, Phibro-Tech must purchase the Executive's shares at their fair market value, as determined by a qualified appraiser. In the event of a Change of Control (as defined), the Executive has the option to sell his shares to Phibro-Tech at such value. The Shareholders Agreement provides, that, upon the consent of Phibro-Tech, the Executives and the Company, the Executives' shares of Phibro-Tech Common Stock may be exchanged for a number of shares of the Company's Common Stock, which may be non-voting Common Stock, having an equivalent value, and upon any such exchange such shares of the Company's Common Stock will become subject to the Shareholders Agreement. The Company and Phibro-Tech also entered into Severance Agreements with the Executives which provide, among other things, for certain severance payments. See "Executive Compensation--Employment and Severance Agreements."

      In connection with the retirement of I. David Paley from Phibro-Tech in March 1999, (i) pursuant to the Shareholders Agreement among the Executives and Phibro-Tech, the Company paid $2,862,660 in connection with the repurchase of the 240.03 shares of his Class B Common Stock of Phibro-Tech and in satisfaction of Phibro-Tech's severance obligation under a Severance Agreement between Phibro-Tech and Mr. Paley. In addition, the Company has retained Mr. Paley, pursuant to a Consulting Agreement, through March 15, 2002, to render consulting and advisory services to the Company on a part-time basis. The consulting fees payable to Mr. Paley is $200,000 for the first year and $150,000 for each of the second and third years of the term. Mr. Paley is also entitled under such Consulting Agreement to life insurance equal to the unpaid consulting fee, and certain other benefits.

      The Company periodically advances funds to Jack Bendheim on a short-term, non-interest-bearing basis.

      The Company has advanced $200,000 to Marvin Sussman and his wife pursuant to a secured promissory note that is payable on demand and bears interest at the annual rate of 9%.

      The Company's policy with respect to the sale, lease or purchase of assets or property of any related party is that such transaction should be on terms that are no less favorable to the Company or its subsidiary, as the case may be, than those that could reasonably be obtainable at such time in a comparable arm's length transaction from an unrelated third party, on the same basis as the Indenture for the Senior Subordinated Notes and the Company's secured domestic credit agreement. The Indenture and the credit agreement both include a similar restriction on the Company and its domestic subsidiaries with respect to the sale, purchase, exchange or lease of assets, property or services, subject to certain limitations as to the applicability thereof.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)Exhibits

Exhibit No.                           Description of Exhibit
----------                            -------------------
     3.1     --       Restated Certificate of Incorporation of Philipp Brothers
                      Chemicals, Inc.*
     3.2     --       By-laws of Philipp Brothers Chemicals, Inc.*
     3.3     --       Certificate of Incorporation of Phibro-Tech, Inc., as
                      amended**
     3.4     --       By-Laws of Phibro-Tech, Inc.*
     3.5     --       Certificate of Incorporation of C.P. Chemicals, Inc.*
     3.6     --       By-Laws of C.P. Chemicals, Inc.*
     3.7     --       Certificate of Incorporation of Prince Agriproducts, Inc.*
     3.8     --       By-Laws of Prince Agriproducts, Inc.*
     3.9     --       Certificate of Incorporation of The Prince Manufacturing
                      Company, an Illinois corporation*
     3.10    --       By-Laws of The Prince Manufacturing Company, an Illinois
                      corporation*
     3.11    --       Certificate of Incorporation of The Prince Manufacturing
                      Company, a Pennsylvania corporation*
     3.12    --       By-Laws of The Prince Manufacturing Company, a
                      Pennsylvania corporation*
     3.13    --       Certificate of Formation of Mineral Resource Technologies,
                      L.L.C.*
     3.14    --       Limited Liability Company Agreement of Mineral Resource
                      Technologies, L.L.C., dated as of November 21, 1995, as
                      amended as of June 1, 1998*
     3.14.1  --       Amendments to Limited Liability Company Agreement of
                      Mineral Resource Technologies, L.L.C.**
     3.15    --       Certificate of Incorporation of MRT Management Corp.*
     3.16    --       By-Laws of MRT Management Corp.*
     3.17    --       Certificate of Incorporation of Koffolk, Inc.*
     3.18    --       By-Laws of Koffolk, Inc.*
     3.19    --       Certificate of Incorporation of Phibrochem, Inc.*
     3.20    --       By-Laws of Phibrochem, Inc.*
     3.21    --       Certificate of Incorporation of Phibro Chemicals, Inc.*
     3.22    --       By-Laws of Phibro Chemicals, Inc.*
     3.23    --       Certificate of Incorporation of Western Magnesium Corp.*
     3.24    --       By-Laws of Western Magnesium Corp.*
     4.1     --       Indenture, dated as of June 11, 1998, among the Company,
                      the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated
                      Notes due 2008 of the Company, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company*

                      Certain instruments which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, as of June 30, 1999. For a description of such indebtedness, see Note 7 of Notes to Consolidated Financial Statements. The Company hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

    10.1     --       Registration Rights Agreement, dated June 11, 1998, among
                      Philipp Brothers Chemicals, Inc., the Guarantors named
                      therein and Schroder & Co. Inc.*
    10.2     --       Revolving Credit, Acquisition Term Loan and Security
                      Agreement, dated August 19, 1998, among Philipp Brothers
                      Chemicals, Inc., as Borrower, the Guarantors named
                      therein, PNC Bank, N.A. as Agent and Lender, and the other institutions from time to time party thereto as Lenders*
    10.3     --       Manufacturing Agreement, dated May 15, 1994, by and
                      between Merck & Co., Inc., Koffolk, Ltd., and Philipp
                      Brothers Chemicals, Inc.+*
    10.4     --       Distribution Agreement, dated March 1, 1996, between
                      Elanco Quimica Ltda. and Planalquimica Industrial Ltda.+*
    10.5     --       Asset Purchase and Trademark Assignment Agreement, dated
                      August 5, 1996, between Koffolk, Inc. and Merck & Co.,
                      Inc.; assigned by Merck & Co., Inc. to Merial Limited.*
    10.6     --       Distributorship Agreement, dated August 5, 1996, by and
                      between Merck & Co., Inc. and Koffolk, Inc.; assigned by
                      Merck & Co., Inc. to Merial Limited.+*
    10.7     --       License Agreement, dated May 30, 1996, by and between
                      Michigan Technological University and Mineral Resource
                      Technologies, L.L.C.+*
    10.8     --       Lease, dated July 25, 1986, between Philipp Brothers
                      Chemicals, Inc. and 400 Kelby Associates, as amended
                      December 1, 1986 and December 30, 1994*
    10.9     --       Lease, dated June 30, 1995, between First Dice Road Co.
                      and Phibro-Tech, Inc., as amended May 1998*
    10.10    --       Lease, dated December 24, 1981, between Koffolk (1949)
                      Ltd. and Israel Land Administration*
    10.11    --       Master Lease Agreement, dated February 27, 1998, between
                      General Electric Capital Corp., Philipp Brothers
                      Chemicals, Inc. and Phibro-Tech, Inc.*
    10.12    --       Stockholders Agreement, dated December 29, 1987, by and
                      between Philipp Brothers Chemicals, Inc., Charles H.
                      Bendheim, Jack C. Bendheim and Marvin S. Sussman*
    10.13    --       Employment Agreement, dated December 29, 1987, by and
                      between Philipp Brothers Chemicals, Inc. and Marvin S.
                      Sussman*
    10.14    --       Stockholders Agreement, dated February 21, 1995, between
                      I. David Paley, Nathan Z. Bistricer, James O. Herlands and
                      Phibro-Tech, Inc., as amended as of June 11, 1998*
    10.15    --       Severance Agreement, dated as of February 21, 1995,
                      between I. David Paley and Phibro-Tech, Inc.*
    10.16    --       Form of Severance Agreement, each dated as of February 21,
                      1995, between Philipp Brothers Chemicals, Inc. and each of
                      Nathan Z. Bistricer and James O. Herlands*
    10.17    --       Agreement of Limited Partnership of First Dice Road
                      Company, dated June 1, 1985, by and among Western
                      Magnesium Corp., Jack Bendheim, Marvin S. Sussman and
                      James O. Herlands, as amended November 1985*
    10.18    --       Philipp Brothers Chemicals, Inc. Retirement Income and
                      Deferred Compensation Plan Trust, dated January 1, 1994,
                      by and between Philipp Brothers Chemicals, Inc. on its own behalf and on behalf of C.P. Chemicals, Inc., Phibro-Tech,
                      Inc. and the Trustee thereunder; Philipp Brothers
                      Chemicals, Inc. Retirement Income and Deferred
                      Compensation Plan Trust, dated March 18, 1994*
    10.19    --       Form of Executive Income Deferred Compensation Agreement,
                      each dated March ]1, 1990, by and between Philipp Brothers
                      Chemicals, Inc. and each of Jack Bendheim, James Herlands and Marvin Sussman*

    10.20    --       Form of Executive Income Split Dollar Agreement, each
                      dated March 1, 1990, by and between Philipp Brothers
                      Chemicals, Inc. and each of Jack Bendheim, James Herlands
                      and Marvin Sussman*
    10.21    --       Agreement for the Sale and Purchase of the Shares of ODDA
                      Smelteverk A/S and of the Business and Certain Assets of
                      BOC Carbide Industries, a division of BOC Ltd., dated June
                      26, 1998, between The BOC Group plc and Philipp Brothers
                      Chemicals, Inc.*
    10.22    --       Supply Agreement, dated as of September 28, 1998, between
                      BOC Limited and Phillip Brothers Chemicals, Inc.*
    10.23    --       Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental
                      Protection, Division of Hazardous Waste Management, to
                      C.P. Chemicals, Inc.*
    10.24    --       Purchase Agreement, dated as of June 1, 1998, between Jack
                      C. Bendheim and the Company*
    10.25    --       Agreement, dated as of June 1, 1998, by and among Jack C.
                      Bendheim, Phibro-Tech, Inc., MRT Management Corp. and
                      Mineral Resource Technologies, L.L.C.*
    10.26    --       Licensing Agreement, dated January 28, 1980, between
                      Gunness Wharf Limited and BOC Limited+*
    10.27    --       Agreement, dated January 28, 1980, between BOC Limited and
                      Gunness Wharf Limited+*
    10.28    --       Subcription and Exchange Agreement, dated as of January
                      29, 1999 among I. David Paley, Nathan Z. Bistricer, James
                      O. Herlands and Phibro-Tech, Inc.**
    10.29    --       General Release between Phibro-Tech, Inc. and I. David
                      Paley dated as of September 1, 1999***
    10.30    --       Separation Agreement between Phibro-Tech, Inc. and I.
                      David Paley dated as of September 1, 1999***
    10.31    --       Stock Purchase Agreement between Phibro-Tech, Inc. and I.
                      David Paley dated as of September 1, 1999***
    10.32    --       Consulting Agreement between Phibro-Tech, Inc. and I.
                      David Paley dated as of September 1, 1999***
    21.1     --       Subsidiaries of Philipp Brothers Chemicals, Inc.***
    27.1     --       Financial Data Schedule***

----------
* Filed as an Exhibit to the Registrant's Registration Statement on Form S-4, No. 333-64641.
** Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1998.
***   Filed herewith.
+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 406(b).

      (b) Financial Statement Schedules

      All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto or in other supplemental schedules.

      (c) Reports on Form 8-K.

      No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 1999.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Reports of Independent Accountants .......................................   F-2
Consolidated Balance Sheets--June 30, 1999 and 1998. .....................   F-4
Consolidated Statements of Operations--for the years ended
  June 30, 1999, 1998 and 1997 ...........................................   F-5
Consolidated Statements of Changes in Stockholders'
  Equity--for the years ended June 30, 1999, 1998 and 1997 ...............   F-6
Consolidated Statements of Cash Flows--for the years ended
  June 30, 1999, 1998 and 1997 ...........................................   F-7
Notes to Consolidated Financial Statements ...............................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Philipp Brothers Chemicals, Inc.:

In our opinion, based on our audits and, in fiscal 1997, the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Philipp Brothers Chemicals, Inc. and Subsidiaries at June 30, 1999 and June 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the fiscal 1997 financial statements of LC Holding S.A., a wholly owned subsidiary located in France, which statements reflect total assets of 6.6 percent and revenues of 7.4 percent, respectively, of the related consolidated totals as of and for the year ended June 30, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for L.C. Holding S.A., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
September 28, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Philipp Brothers Chemicals, Inc.

We have audited the consolidated balance sheet of LC Holding S.A. and subsidiary as of June 30, 1997 and the related consolidated statements of income and retained earnings and cash flows for the year ended June 30, 1997 (not included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements (not included herein), present fairly, in all material respects, the consolidated financial position of LC Holding S.A. and its subsidiary as at June 30, 1997 and the consolidated results of operations and cash flows for the year ended June 30, 1997, in conformity with generally accepted accounting principles in the United States.

                               CONSTANTIN ASSOCIES

Paris, France
August 24, 1998

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          As of June 30, 1999 and 1998
               (In thousands, except share and per share amounts)

                                     ASSETS
                                                           1999         1998
                                                         ---------    ---------
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $   2,308    $  24,221
  Trade receivables, less allowance for doubtful
    accounts of $ 886 at June 30, 1999 and
    $751 at June 30, 1998 ............................      69,113       57,560
  Other receivables ..................................       9,961        6,000
  Inventories ........................................      51,430       37,567
  Prepaid expenses and other current assets ..........       7,273        5,491
                                                         ---------    ---------

     TOTAL CURRENT ASSETS ............................     140,085      130,839

PROPERTY, PLANT AND EQUIPMENT, net ...................      66,040       40,510

INTANGIBLES ..........................................       6,959        3,771

OTHER ASSETS .........................................      24,289       17,076
                                                         ---------    ---------
                                                         $ 237,373    $ 192,196
                                                         =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft .....................................   $   1,438    $   1,915
  Loans payable to banks .............................       3,019           --
  Current portions of long-term debt .................       1,450        1,646
  Accounts payable ...................................      36,260       31,517
  Other loans payable ................................         182          492
  Accrued expenses and other current liabilities .....      25,072       15,602
                                                         ---------    ---------

     TOTAL CURRENT LIABILITIES .......................      67,421       51,172

LONG-TERM DEBT .......................................     134,088      102,158

OTHER LIABILITIES ....................................      11,524       10,103
                                                         ---------    ---------

     TOTAL LIABILITIES ...............................     213,033      163,433
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
  Common stock .......................................       2,376        2,563
  Common stock of subsidiary .........................         581        2,623
                                                         ---------    ---------
     TOTAL REDEEMABLE SECURITIES .....................       2,957        5,186
                                                         ---------    ---------

STOCKHOLDERS' EQUITY:
  Series "A" preferred stock-$100 par value,
    6% noncumulative, 5,207 shares authorized and
    issued at June 30, 1999 and 60,000 shares
    authorized and 5,207 shares issued at
    June 30, 1998 ....................................         521          521
  Common stock-$0.10 par value, 30,300 shares
    authorized; 24,488 shares issued at
    June 30, 1999, and 38,400 shares authorized;
    24,488 shares issued at June 30, 1998 ............           2            3
  Paid-in capital ....................................         816          435
  Retained earnings ..................................      22,755       23,221
  Accumulated other comprehensive income
    (loss) -- cumulative currency translation
    adjustment .......................................      (2,711)        (603)
                                                         ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY ......................      21,383       23,577
                                                         ---------    ---------
                                                         $ 237,373    $ 192,196
                                                         =========    =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 1999, 1998 and 1997
                                 (In thousands)

                                              1999          1998        1997
                                            ---------    ---------    ---------

NET SALES ...............................   $ 302,324    $ 277,983    $ 268,362

COST OF GOODS SOLD ......................     223,247      208,913      201,038
                                            ---------    ---------    ---------

  GROSS PROFIT ..........................      79,077       69,070       67,324

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ..............................      69,222       63,297       56,093
CURTAILMENT OF OPERATIONS AT
  MANUFACTURING FACILITY ................        (500)      10,000           --
                                            ---------    ---------    ---------

  OPERATING INCOME (LOSS) ...............      10,355       (4,227)      11,231

OTHER:
  Interest expense ......................      13,142        6,865        6,253
  Interest income .......................        (628)        (383)        (252)
  Gain from property damage claim .......      (3,701)          --           --
  Gain on life insurance policy .........          --           --       (5,642)
  Other expense, net ....................       1,829        1,045        1,768
                                            ---------    ---------    ---------

  (LOSS) INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM ...............        (287)     (11,754)       9,104

 PROVISION (BENEFIT) FOR INCOME TAXES ...         179       (4,689)       1,068
                                            ---------    ---------    ---------

  (LOSS) INCOME BEFORE EXTRAORDINARY ITEM        (466)      (7,065)       8,036

EXTRAORDINARY LOSS ON EXTINGUISHMENT
  OF DEBT (NET OF APPLICABLE INCOME
  TAXES OF $ 1,011) .....................          --       (1,962)          --
                                            ---------    ---------    ---------

  NET (LOSS) INCOME .....................   $    (466)   $  (9,027)   $   8,036
                                            =========    =========    =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

               PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1997, 1998 and 1999
                                 (In thousands)


                                                  Preferred Stock                            Common Stock
                                       -------------------------------------     --------------------------------------
                                                                                 Class        Class      Class    Class
                                       Special       Second       Series "A"      "A"          "B"        "C"      "E"
                                       -------       -------       -------       ------      -------     -----    ----
BALANCE, July 1,1996 ................  $   100       $ 6,537       $   521       $    1      $     1     $   1    $ --

  Redemption of preferred stock .....     (100)       (5,857)
  Translation adjustment ............
  Net income ........................
                                       -------       -------       -------       ------      -------     -----    ----

BALANCE, June 30, 1997 ..............       --           680           521            1            1         1      --

  Redemption of preferred stock .....                   (680)
  Foreign currency translation
    adjustment ......................
  Receivable from principal
    shareholder .....................
  Distribution to principal
    shareholder for .................
    acquisition of business
  Net loss ..........................
                                       -------       -------       -------       ------      -------     -----    ----

BALANCE, June 30, 1998 ..............       --            --           521            1            1         1      --

  Foreign currency translation
    adjustment ......................
  Elimination of Class "C" shares
    to Class "A" common stock .......                                                                       (1)
  Receivable from principal
    shareholder .....................
  Net loss ..........................
                                       -------       -------       -------       ------      -------     -----    ----

BALANCE, June 30, 1999 ..............  $    --       $    --       $   521       $    1      $     1     $  --    $ --
                                       =======       =======       =======       ======      =======     =====    ====

                                                                               Appraisal
                                                                                 Value
                                                            Accumulated Other Reflected in
                                        Paid-in    Retained   Comprehensive    Preferred
                                        Capital    Earnings   Income (loss)      Stock         Total
                                        ------      -------      -------        -------       -------
BALANCE, July 1,1996 ...............    $7,060      $24,278      $  (785)       $(4,200)      $33,514

  Redemption of preferred stock ....    (4,696)                                   4,200        (6,453)
  Translation adjustment ...........                                 307                          307
  Net income .......................                  8,036                                     8,036
                                        ------      -------      -------        -------       -------

BALANCE, June 30, 1997 .............     2,364       32,314         (478)            --        35,404

  Redemption of preferred stock ....                                                             (680)
  Foreign currency translation
    adjustment .....................                                (125)                        (125)
  Receivable from principal
    shareholder ....................      (429)                                                  (429)
  Distribution to principal
    shareholder for ................
    acquisition of business             (1,500)         (66)                                   (1,566)
  Net loss .........................                 (9,027)                                   (9,027)
                                        ------      -------      -------        -------       -------

BALANCE, June 30, 1998 .............       435       23,221         (603)            --        23,577

  Foreign currency translation
    adjustment .....................                              (2,108)                      (2,108)
  Elimination of Class "C" shares
    to Class "A" common stock ......         1                                                     --
  Receivable from principal
    shareholder ....................       380                                                    380
  Net loss .........................                   (466)                                     (466)
                                        ------      -------      -------        -------       -------

BALANCE, June 30, 1999 .............    $  816      $22,755      $(2,711)       $    --       $21,383
                                        ======      =======      =======        =======       =======

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

               PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 1999, 1998 and 1997
                                 (In thousands)

                                                                           1999           1998            1997
                                                                        ---------      ---------       ---------
OPERATING ACTIVITIES:
Net (loss) income ................................................      $    (466)     $  (9,027)      $   8,036
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation and amortization ..................................         11,245          9,253           9,342
  Gain on life insurance .........................................             --             --          (5,642)
  Deferred income taxes ..........................................           (773)        (5,229)           (859)
  Forgiveness of promissory notes ................................             --          2,591              --
  Provision for curtailment of operations at
    manufacturing facility .......................................           (500)        10,000              --
  Change in redemption amount of redeemable securities ...........           (860)        (1,250)             --
  Extraordinary loss on extinguishment of debt,
    net of tax ...................................................             --          1,962              --
  Gain from property damage claim ................................         (3,701)            --              --
  Other ..........................................................           (167)         1,391            (222)

  Changes in operating assets and liabilities, net of
    businesses acquired:
    Accounts receivable ..........................................         (4,858)        (5,487)         (4,356)
    Inventories ..................................................         (3,550)         1,605            (868)
    Prepaid expenses and other current assets ....................           (657)        (3,279)            439
    Other assets .................................................         (5,564)        (1,349)           (529)
    Accounts payable .............................................           (107)          (879)         (1,394)
    Accrued expenses and other current liabilities ...............          6,143          1,037          (1,024)
                                                                        ---------      ---------       ---------
    NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES .......................................         (3,815)         1,339           2,923
                                                                        ---------      ---------       ---------
INVESTING ACTIVITIES:
  Capital expenditures ...........................................        (12,262)        (8,031)         (4,697)
  Acquisition of businesses, net of cash acquired ................        (21,505)            --              --
                                                                        ---------      ---------       ---------
    NET CASH USED IN INVESTING ACTIVITIES ........................        (33,767)        (8,031)         (4,697)
                                                                        ---------      ---------       ---------
FINANCING ACTIVITIES:
  Cash overdraft .................................................           (477)         1,915           2,817
  Net increase in short-term debt ................................          2,227        (13,533)           (176)
  Proceeds from long-term debt ...................................         15,214        100,380           1,691
  Payments of long-term debt .....................................         (1,675)       (52,922)         (3,896)
  Payments of deferred financing costs ...........................             --         (3,724)             --
  Extinguishment of debt .........................................             --         (2,600)             --
  Proceeds from life insurance ...................................             --          6,045              --
  Distribution to principal shareholder for
    acquisition of business ......................................             --         (1,500)             --
  Receivable from principal shareholder ..........................            380           (429)             --
  Redemption of preferred stock ..................................             --         (6,812)             --
                                                                        ---------      ---------       ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ....................         15,669         26,820             436
                                                                        ---------      ---------       ---------
    NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS .......................................        (21,913)        20,128          (1,338)
    CASH AND CASH EQUIVALENTS
      at beginning of period .....................................         24,221          4,093           5,431
                                                                        ---------      ---------       ---------
   CASH AND CASH EQUIVALENTS at end of period ....................      $   2,308      $  24,221       $   4,093
                                                                        =========      =========       =========
Supplementary cash flow information:
  Interest paid ..................................................      $  12,125      $   6,060       $   7,313
                                                                        =========      =========       =========
  Income taxes paid ..............................................      $   1,284      $   1,930       $   1,134
                                                                        =========      =========       =========
Summary of significant noncash investing and financing activities:
  Preferred stock redemption .....................................      $      --      $      --       $   6,453
                                                                        =========      =========       =========
  Debt assumed through acquisition ...............................      $  18,195      $      --       $      --
                                                                        =========      =========       =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies

Description of Business:

      Philipp Brothers Chemicals, Inc., is a diversified global manufacturer and marketer of a broad range of specialty and industrial chemicals, which are sold worldwide for use in numerous markets. Many of the Company's products provide critical performance attributes to its customers' products, while representing a relatively small percentage of total end-product costs. The Company has two business segments: (i) AgChem and (ii) Industrial Chemicals. During fiscal 1999, the Company's products were manufactured at ten facilities in the United States, four facilities in Europe, two facilities in Israel and one facility in South America.

Principles of Consolidation and Basis of Presentation:

      The consolidated financial statements include the accounts of Philipp Brothers Chemicals, Inc. and its subsidiaries, all of which are either wholly owned or controlled (collectively, referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      The fiscal years of the Company's Israeli and Brazilian subsidiaries end on March 31. Accordingly, the accounts of these subsidiaries are included in the consolidated financial statements on a three month lag. The consolidated balance sheets include a receivable from the subsidiaries in the amount of $1,499 at June 30, 1999 and $2,686 at June 30, 1998, included in other receivables, which represent net transactions (merchandise purchases and cash payments) with the subsidiaries during the three months ended June 30.

Risks and Uncertainties:

      As a chemical company, the Company is subject to a variety of United States and foreign laws and regulations relating to pollution and protection of the environment. In addition, the testing, manufacturing and marketing of certain products are subject to extensive regulation by several government authorities in the United States and other countries. The Company is also required to obtain and retain governmental permits and approvals to conduct various aspects of its operations. The Company has significant assets located outside of the United States, and a significant portion of the Company's sales and earnings are attributable to operations conducted abroad. International manufacturing, sales and raw materials sourcing are subject to certain inherent risks, including political instability, price and exchange controls, unexpected changes in regulatory environments, and potentially adverse tax consequences. In addition, the Company is affected by social, political and economic conditions affecting Israel, and any major hostilities involving Israel or curtailment of trade between Israel and its current trading partners, either as a result of hostilities or otherwise, could have a material adverse effect on the Company.

Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the periods reported. Actual results could differ from those estimates. Significant estimates include reserves for bad debts, inventory obsolescence, environmental matters and depreciation and amortization periods of long-lived assets.

Revenue Recognition:

      Revenue is recognized upon transfer of title to the customer, generally at time of shipment. Net sales are comprised of total sales billed, net of goods returned, trade discounts and customer allowances.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

Cash and Cash Equivalents:

      The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Inventories:

      Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods; however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead.

      If the LIFO method of valuing certain inventories had not been used, total inventories at June 30, 1999 and 1998 would have been higher by $735 and $928, respectively. Inventories valued at LIFO amounted to $5,802 at June 30, 1999 and $3,999 at June 30, 1998.

      Inventories consist of the following at June 30,1999 and 1998:

                                                     1999                 1998
                                                    -------              -------
Raw materials ........................              $24,499              $18,511
Work in process ......................                5,409                2,604
Finished goods .......................               21,522               16,452
                                                    -------              -------
                                                    $51,430              $37,567
                                                    =======              =======

Comprehensive Income:

      Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements.

      The Company's comprehensive income (loss) amounts were computed as follows:

                                                         1999          1998          1997
                                                        -------       -------       -------
Net earnings (loss) ..............................      $  (466)      $(9,027)      $ 8,036
Change in foreign currency translation adjustments       (2,108)         (125)          307
                                                        -------       -------       -------
Total comprehensive income (loss) ................      $(2,574)      $(9,152)      $ 8,343
                                                        =======       =======       =======

Property, Plant and Equipment:

      Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation is calculated using the straight-line method based upon estimated useful lives as follows:

            Building and improvements ............................    8-20 years
            Machinery and equipment ..............................    3-10 years

Deferred Financing Costs:

      In connection with the issuance of notes described in Note 2, the Company has recorded deferred financing costs which are being amortized using the interest method over the ten year life of the notes.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

Intangibles:

      The excess of cost over fair value of purchased subsidiaries is being amortized over 10 to 20 years. Identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years. Accumulated amortization amounted to $ 8,778 and $7,843 at June 30, 1999 and 1998, respectively.

Licensing and Permit Fees:

      Licensing and permit fees incurred to obtain the required federal, state and local hazardous waste treatment, storage and disposal permits and the cost of label registration rights are included in other assets and are amortized over the lives of the licenses, permits and rights of 5 to 10 years.

Foreign Currency Translation:

      Balance sheet accounts of the Company's foreign subsidiaries, with the exception of the Brazilian subsidiary and a subsidiary of Koffolk (1949) Ltd. ("Koffolk Israel") are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are reflected as a separate component of stockholders' equity. The Brazilian subsidiary operates in a highly inflationary economy and the subsidiary of Koffolk Israel transacts substantially all of its business in U.S. dollars. Accordingly, the U.S. dollar is designated as the functional currency for these operations and translation gains and losses are included in determining net income or loss.

      Translation losses relating to short and long-term debt of the Company's Israeli subsidiary that are denominated or linked to foreign currencies are included in other expense, net in the amounts of $1,829, $979, and $2,270 in the accompanying consolidated statements of operations for the years ended June 30, 1999, 1998 and 1997, respectively. Other foreign currency transaction gains and losses are not material.

Derivative Financial Instruments:

      The Company uses a variety of derivative financial instruments, including interest rate caps and foreign currency forward contracts as a means of hedging exposure to interest rate and foreign currency risks. The Company utilized interest rate caps to hedge its floating interest rate exposure on bank borrowings. Reimbursements and amortization of the interest caps over their terms are recorded as adjustments to interest expense. Gains or losses on foreign currency forward contracts are included in income when currency fluctuations occur. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The gains or losses on these instruments are included in income when the related inventory is sold. The Company and its subsidiaries do not utilize these instruments for speculative purposes. The Company monitors the financial stability and credit standing of its major counterparties.

Advertising Costs:

      Advertising expenditures, expensed when incurred, were $1,077, $826 and $799 for the years ended June 30, 1999, 1998 and 1997, respectively.

Impairment of Long-Lived Assets:

      Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was effective for the Company's fiscal year 1997. This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The adoption of this standard had no effect on the Company's financial position, results of operations or cash flows.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

      At each balance sheet date, management evaluates the recoverability of long-lived assets, including intangible assets and goodwill, using certain financial indicators, such as historical and future ability to generate cash flows from operations. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) are less than the carrying amount of the assets.

Environmental Liabilities:

      Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures related to improving the condition of property compared with the condition of that property when constructed or acquired are capitalized. The Company also capitalizes expenditures that prevent future environmental contamination, when appropriate. Other expenditures are expensed as incurred. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies' clean-up experience, and data released by the Environmental Protection Agency or other organizations. When such costs are incurred over a long-term period and can be reliably estimated as to timing, the liabilities are included in the consolidated balance sheets at their discounted amounts.

      The Company adopted American Institute of Certified Public Accountants Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities", in fiscal 1998. This SOP prescribes that accrued environmental remediation-related expenses include direct costs of remediation and indirect costs related to the remediation effort. The effect of initially applying the provisions of this SOP at the beginning of fiscal 1998 did not have a material effect on the Company's financial position, results of operations or cash flows.

Income Taxes:

      Income tax expense includes U.S. and foreign income taxes. The tax effect of certain temporary differences between amounts recognized for financial reporting purposes and amounts recognized for tax purposes are reported as deferred income taxes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts more likely than not to be realized.

Research and Development Expenditures:

      Research and development expenditures were $1,536, $774 and $754 for the years ended June 30, 1999, 1998 and 1997, respectively.

New Pronouncements:

      The Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2001. This standard will require the Company to record all its derivative financial instruments as assets or liabilities measured at fair value. Management has not yet assessed the potential impact of this standard on its financial position, results of operations or cash flows.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

      The Company is required to adopt Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in fiscal 2000. This standard establishes guidelines for capitalization of costs of computer software developed or obtained for internal use and is not expected to have a material effect on financial position, results of operations or cash flows of the Company.

2. Issuance of Senior Subordinated Notes and Related Transactions

      On June 11, 1998, the Company issued $100 million aggregated principal amount of 9-7/8% Senior Subordinated Notes due June 1, 2008. Proceeds from the note offering were used to repay indebtedness of the Company.

      In connection with the issuance of the Senior Subordinated Notes, the Company (i) acquired Koffolk, Inc. ("Koffolk USA") from its principal shareholder, (ii) acquired the interest in Mineral Resource Technologies, L.L.C. ("MRT") owned by its principal shareholder and (iii) forgave certain indebtedness of executives related to stock ownership of a subsidiary.

      Koffolk USA was acquired from the principal shareholder of the Company for $1.5 million in cancellation of advances due from the principal shareholder, representing the fair value of the assets acquired based upon a valuation performed on behalf of the principal shareholder of the Company. As a result of common ownership, Koffolk USA has been included in the financial statements in a manner similar to a pooling of interests. Consequently, the net assets of Koffolk USA have been recorded at the carryover basis of the principal shareholder (a net deficit of $66) and the $1.5 million consideration has been reflected as a distribution of paid-in capital. The results of operations for fiscal 1998 include the results of Koffolk USA from the beginning of the year. Prior year financial statements have not been restated due to the immateriality of Koffolk USA to the consolidated results of operations and financial position of the Company.

      Prior to issuance of the Notes, the Company owned 58% of MRT. As part of the transaction, the Company acquired the principal shareholder's interest in MRT of 29.2% for $25.

      Additionally, in June 1998, a subsidiary of the Company canceled the limited recourse notes issued by executives related to acquiring 10.7% of the stock of the subsidiary and forgave all amounts due the Company. The Company also paid the executives an additional aggregate amount of $2,740 as reimbursement for their income tax liability related to the forgiveness. The forgiveness of the notes and the income tax reimbursement totaling $5,604 is reflected as compensation expense in selling, general and administrative expenses in the accompanying 1998 consolidated statement of operations.

3. Acquisition

      On October 1, 1998, the Company acquired all of the outstanding capital stock of ODDA Smelteverk, AS, a Norwegian company, and certain assets of the business of BOC Carbide Industries in the United Kingdom (together "ODDA") from the BOC Group Plc for $19 million in cash and $18.2 million in debt. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their fair values at the acquisition date. The operating results of ODDA are included in the Company's consolidated statements of operations from the date of acquisition. The fair value of assets acquired, including goodwill, was $40,811, and liabilities assumed totaled $18,195. Goodwill related to this acquisition of $3,916 is being amortized over 20 years on a straight-line basis.

      The unaudited consolidated results of operations on a pro-forma basis, as if such acquisition had occurred at the beginning of fiscal 1999 and 1998 are as follows:

                                                         1999            1998
                                                      ---------       ---------
Net Sales ....................................        $ 311,683       $ 319,158
Income (loss) before extraordinary items .....        $  (2,246)      $  (7,408)
Net (loss) ...................................        $  (2,246)      $  (9,370)

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

4. Property, Plant and Equipment

      Property, plant and equipment consists of the following at June 30:

                                                       1999              1998
                                                     --------          --------
Land ........................................        $  4,368          $  2,108
Buildings and improvements ..................          22,337            19,837
Machinery and equipment .....................         101,931            74,491
                                                     --------          --------
                                                      128,636            96,436
Less: Accumulated depreciation ..............          62,596            55,926
                                                     --------          --------
                                                     $ 66,040          $ 40,510
                                                     ========          ========

      Certain of the buildings of the Company's Israeli subsidiary are situated on land leased for a nominal amount from the Israel Land Authority. The lease expires on July 9, 2027.

      Depreciation expense amounted to $9,963, $8,023 and $7,886 for the years ended June 30, 1999, 1998 and 1997, respectively.

5. Related Party Transactions

      In June 1998, the Company acquired the stock of Koffolk USA from the principal shareholder of the Company (refer to Note 2). Koffolk USA was formed on February 6, 1996 to purchase from Merck & Co., Inc. ("Merck") the United States distribution rights for Nicarb and Amprol, together with certain labels and trademarks relating to Nicarb. These drugs are used in the poultry production industry to prevent and treat a parasitic disease.

      Prior to such acquisition and since the beginning of the operations of Koffolk USA in 1996, a subsidiary of the Company sold products to Koffolk USA. Sales by the subsidiary amounted to $4,371 in 1997, and accounts receivable in the 1997 consolidated balance sheet includes $2,243 due from Koffolk USA in connection with these sales. In addition, the Company charged Koffolk USA a fee for certain administrative services including treasury, credit and collections, customer service, order processing and financial reporting functions. Fees charged for the year ended June 30, 1997, amounted to $367.

      In November 1995, the Company formed MRT Management Corp. ("MMC"), to manage MRT. Before giving effect to the acquisition by MMC of membership units in MRT from the principal shareholder of the Company, MMC owned 57.6% of the membership interests in MRT, and the principal shareholder and certain employees owned 29.2% and 13.2% interests in MRT, respectively. The principal shareholder has from time to time made loans and advances to MRT when and as needed, in response to MRT's working capital requirements. In June 1998, the Company acquired the principal shareholder's interest in MRT for $25 and repaid $995 of loans made by him to MRT.

      Effective June 30, 1999, the limited liability company interests in MRT owned by the employees of MRT were exchanged for non-voting common stock of MMC, and the employees' right to contingent member units of MRT was converted into the right to "phantom shares" of MMC. The shareholders agreement of MMC provides for the vesting of shares to the employees over certain periods of employment and granting of "phantom shares" to the employees based on certain performance goals. No additional shares have been granted. The agreement also provides for the purchase of the minority shares for fair value in connection with termination of employment.

      A subsidiary of the Company leases the property underlying its Santa Fe Springs, California plant from an affiliate which is controlled by shareholders of the Company. The lease requires annual base rent of $250. The Company is responsible under the lease agreement to pay all real property taxes. In connection with the sale by the Company of its Senior Subordinated Notes due 2008, (refer to Note 2) the term of such lease was extended to June 30, 2008.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

5. Related Party Transactions--(Continued)

      The Company had a liability to an affiliate controlled by the principal shareholder of the Company in the amount of $482 at June 30, 1998. The liability, which was non-interest bearing, was paid in July 1998.

      The Company periodically advances funds to the principal shareholder on a short-term, non-interest-bearing basis. Amounts outstanding at June 30, 1999, and at June 30, 1998 have been reflected as a reduction of stockholders' equity.

6. Accrued Expenses and Other Current Liabilities

      Included in accrued expenses and other current liabilities is a payable of $3,704 for product registration rights as of June 30, 1999. In addition, liabilities related to commissions and royalties amounted to $4,627 and $1,924 as of June 30, 1999 and 1998, respectively.

7. Debt

      Long-term debt consists of the following at June 30, 1999 and 1998:

                                                                                      1999          1998
                                                                                    --------      --------
Domestic:
  Senior Subordinated Notes due June 1, 2008 (a) .............................      $100,000      $100,000
  Bank borrowings under revolving credit loan agreements (b)  ................        13,400            --
  Notes payable by subsidiary in connection with noncompete
    agreements payable through June 1999 without interest,
    based on imputed interest at 10.5% (c)  ..................................            --           226
  Environmental litigation settlement, with interest at 8.57%, payable in annual installments through March 2001, interest
    imputed at 10% (d)  ......................................................           605           836
  Obligation, payable through March 2000 without interest, less unamortized discount of $59 in 1999 and $191 in 1998,
    based on an effective interest rate of 8.5% (e)  .........................           941         1,809
  Capitalized lease obligations and other ....................................           656           878
Foreign:
  Revolving credit bank loan with interest at Libor plus 2% payable in
    Norwegian Krone (NOK) maturing through 2003 (f)  .........................         8,254            --
  Bank term loan with interest at 3.5% payable in Euro maturing
    through December 31, 2002 (f)  ...........................................        11,215            --
  Capitalized lease obligations and other ....................................           467            55
                                                                                    --------      --------
                                                                                     135,538       103,804
  Less: Current maturities ...................................................         1,450         1,646
                                                                                    --------      --------
                                                                                    $134,088      $102,158
                                                                                    ========      ========

      (a) In June 1998, the Company issued $100 million aggregate principal amount of 9-7/8% Senior Subordinated Notes due 2008. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt (as defined in the indenture agreement of the Company) and rank pari passu in right of payment with all other existing and future senior subordinated indebtedness of the Company. The Notes are unconditionally guaranteed on a senior subordinated basis by the current domestic subsidiaries of the Company (the "Guarantors"). Additional future domestic subsidiaries may become Guarantors under certain circumstances.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

7. Debt--(Continued)

      The Indenture contains certain covenants with respect to the Company and the Guarantors, which restrict, among other things, (a) the incurrence of additional indebtedness, (b) the payment of dividends and other restricted payments, (c) the creation of certain liens, (d) the sale of assets, (e) certain payment restrictions affecting subsidiaries, and (f) transactions with affiliates. The Indenture restricts the Company's ability to consolidate, or merge with or into, or to transfer all or substantially all of its assets to, another person.

      (b) On August 31, 1998, the Company entered into a $60 million senior credit facility with PNC Bank, National Association, as agent and on behalf of the lenders thereunder ("Credit Facility"). The Credit Facility is structured as a five year, $35 million revolving credit facility, subject to availability under a borrowing base formula for domestic accounts receivable and inventories, which also serve as collateral on the borrowing. In addition to amounts outstanding, the Company had $21.6 million available under the borrowing base formula as of June 30, 1999. The Company, under terms of the Credit Facility, may choose between two interest rate options: (i) base rate, as defined, or (ii) Euro rate, as defined, plus 11/4%-2% depending on the Company's operating performance. In addition, a two-year, $25 million acquisition line of credit is available to the Company. Drawdowns under the acquisition line of credit shall amortize on a five-year basis with the balances due at maturity. No amounts have been drawn down under the acquisition line of credit.

      The Credit Facility requires, among other things, the maintenance of certain fixed charge coverage ratios and a certain level of net worth for the domestic operations of the Company, and contains an acceleration clause should a material adverse event occur (as defined). In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries stock, disposition of assets, investments, and mergers and acquisitions.

      At June 30, 1999, the Company was not in compliance with the domestic net worth requirements of the Credit Facility. The lenders have waived the default as of June 30, 1999 and amended domestic net worth requirements for fiscal 2000.

      (c) These notes were collateralized by real property and machinery of a domestic subsidiary and were repaid in June 1999.

      (d) The New Jersey Department of Environmental Protection Division of Hazardous Waste Management and the Division of Water Resources and a subsidiary of the Company entered into an Administrative Consent Order ("ACO") effective March 11, 1991, which resolved all previous enforcement actions against the Company's subsidiary. The ACO required payment of a penalty, which was provided for in prior years, in the amount of $2,200 with interest calculated at 8.57% per annum, in 10 equal annual installments.

      (e) This obligation is in connection with the acquisition of certain intangible assets acquired by Koffolk USA (see Note 2).

      (f) The Company's Norwegian subsidiary has entered into two separate multi-currency revolving facilities, as follows: In August 1998, the subsidiary entered into a five-year multi-currency credit facility, for NOK (Norwegian Kroner) 90,000,000 (approximately $11,335 as of June 30, 1999), in agreed Euro-currencies. Borrowings under such facility bear interest at the LIBOR or NIBOR rate as defined plus 0.475%. the subsidiary has agreed to pay a commitment fee of 1/4% on the unused portion of such facility. In August 1998, the subsidiary entered into a five-year multi-currency revolving credit facility, for NOK 65,000,000 (approximately $8,120 as of June 30, 1999), in agreed Euro-currencies. Borrowings under such facility bear interest at the LIBOR or NIBOR rate as defined plus the applicable margin. Such LIBOR or NIBOR margin shall be subject to adjustment based on the subsidiary's debt service coverage and equity ratios (which margins could be 3/4% or 1%). The subsidiary has agreed to pay a commitment fee equal to 50% of the applicable margin. In connection with both such facilities, the subsidiary may choose the duration (one, three or six months) for which the interest rate may apply. As of June 30, 1999, the subsidiary has borrowed the maximum amount available under the facilities. Indebtedness under both such currency facilities is collateralized by a lien on the subsidiary's receivables and inventory and a pledge of the subsidiary's shares of and receivables from a company which operates three power stations, and a negative pledge on the subsidiary's other property and production facilities. In connection with the completion of the subsidiary's acquisition, Philipp Brothers Chemicals, Inc. guaranteed both such credit facilities.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (In thousands, except per share amounts)

7. Debt--(Continued)

      At June 30, 1999, the subsidiary was not in compliance with the debt service and liabilities to equity ratios. Subsequently a waiver was obtained from the lenders.

      The aggregate maturities of long-term debt after June 30, 1999 are as follows:

            Year Ended June 30,
            -------------------
            2000 ...................................................    $  1,450
            2001 ...................................................         449
            2002 ...................................................         129
            2003 ...................................................      20,002
            2004 ...................................................      13,437
            Thereafter .............................................     100,071
                                                                        --------
              Total ................................................    $135,538
                                                                        ========

8. Redeemable Common Stock of Subsidiary

      In fiscal 1995, a subsidiary of the Company sold restricted shares of Class B common stock to certain key executives at fair market value, which resulted in the executives having a 10.7% ownership in the subsidiary. The Company received, as consideration for the shares, limited recourse notes in the amount of $2,225 which were forgiven in connection with the issuance of the Senior Subordinated Notes, referred to in Note 2. The subsidiary's shares are redeemable at fair market value, based on independent appraisal, upon death, disability or termination of the key executive. Adjustments to record the shares at their redeemable value have been charged to compensation expense.

      In addition, the Company and its subsidiary entered into severance agreements with the executives for payments based on a multiple of pretax earnings, as defined, and which are subject to certain restrictions pursuant to terms of the PNC Bank Credit Facility. At June 30, 1999, aggregate severance payments of approximately $588 would have been due the executives if they were terminated.

      In connection with the separation of employment of a key executive, in the current fiscal year and pursuant to the stock buyback and severance provisions of the aforementioned agreements, the Company recorded a charge of $1.5 million in selling, general and administrative expenses and reclassified $1.3 million from redeemable securities to accrued expenses and other current liabilities.

9. Preferred Stock, Common Stock and Paid-in Capital

Preferred Stock:

      In connection with the death of the Chairman of the Board of the Company in May 1997, pursuant to terms of an agreement with shareholders, the Company redeemed 59,573 shares of special and second preferred stock and reduced this number of shares from the amount outstanding. An insurance policy with a face value of $6,000 on the life of the Chairman funded such redemption.

      The redemption obligation, of which $6,131 was paid in fiscal 1998, was recorded at its present value at June 30, 1997 ($6,131 included in other current liabilities and $322 included in other liabilities). In connection therewith, the Company reversed the $4,200 of an appraisal increment of certain assets which pursuant to a prior year recapitalization was included in the par value of the preferred stock, and recorded a charge to paid-in capital in the amount of $4,696 for the difference between the redemption value and carrying value of the stock. Current assets in the 1997 consolidated balance sheet included a receivable in the amount of $6,032 for the proceeds, plus interest, from the life insurance policy which was collected in July 1997. The proceeds,

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (In thousands, except per share amounts)

9. Preferred Stock, Common Stock and Paid-in Capital--(Continued)

net of cash surrender value, in the amount of $5,642, is reflected as a gain on life insurance policy in the 1997 consolidated statement of operations. The net effect of these transactions resulted in a reduction in stockholders' equity of $811, for the year ended June 30, 1997.

Common Stock:

      Common stock consisted of the following at June 30, 1999 and 1998:

June 30, 1999
                                     Authorized
                                       Shares      Issued Shares   Amount at Par
                                     ----------    -------------   -------------
Class A common stock ..............    16,200          12,600         $     1
Class B common stock ..............    14,100          11,888               1
                                      -------         -------         -------
                                       30,300          24,488         $     2
                                      =======         =======         =======

June 30, 1998

                                     Authorized
                                       Shares      Issued Shares   Amount at Par
                                     ----------    -------------   -------------
Class A ...........................     8,100           6,300         $     1
Class B ...........................     8,100           6,713               1
Class C ...........................     8,100           6,300               1
Class D ...........................     8,100              --              --
Class E ...........................     6,000           5,175              --
                                      -------         -------         -------
                                       38,400          24,488         $     3
                                      =======         =======         =======

      Holders of Class A, Class C and Class D common stock have voting rights and are entitled to share pro rata in dividends, if any, that may be declared by the Company. Thereafter, holders of Class B and Class E common stock are entitled to share pro rata in any such dividends. No dividends may be paid to common stockholders until all dividends have been paid or declared and set apart on all preferred stock. In the event of any complete liquidation, dissolution, winding up of the business, or sale of all the assets of the Company, and after the redemption of the preferred stock, the Class A, Class C and Class D common stockholders are entitled to a distribution equal to the par value of the stock plus declared and unpaid dividends. Thereafter, holders of Class B and Class E common stock would participate ratably in all distributions.

      In September 1998, the Company simplified its capitalization by eliminating classes of authorized but unissued preferred stock and common stock, establishing "Blank Check" preferred stock, redesignating the third preferred stock as Series A Preferred Stock, combining on a basis to preserve as nearly as practicable the rights and benefits of the following: the former Class A common shares and the Class C common shares into a single class designated as Class A common stock, and the former Class B common shares and Class E common shares into a single class designated as Class B common stock.

      Issued shares include redeemable shares of a minority shareholder (see below).

Redeemable Common Stock:

      Pursuant to terms of an agreement with a minority shareholder, who is also an officer of the Company, the Company is required to purchase the Class B shares of such shareholder upon his death, disability, termination of employment or upon his exercise of the right to sell such shares at any time at a price based on the book value of the Company's common shares. Adjustments to record the shares at redeemable value have been charged or credited to compensation expense.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

10. Employee Benefit Plans

      The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible nonunion employees who meet certain requirements of age, length of service and hours worked per year. The benefits provided by the plans are based upon years of service and the employees' average compensation, as defined. The Company's policy is to fund the pension plans in amounts which comply with contribution limits imposed by law.

      The Company's Norwegian subsidiary also maintains a funded noncontributory defined benefit pension plan for all eligible employees, with benefits based on employee compensation and service.

      Effective June 30, 1999, the company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

      The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                                           Domestic             Norwegian
                                                                    -----------------------     ---------
                                                                    June 1999     June 1998     June 1999
                                                                    ---------     ---------     ---------
Change in benefit obligation
Benefit obligation at beginning of year (October 1, 1998
  for Norwegian plan)  ........................................      $  6,240      $  5,038      $ 11,193
Service cost ..................................................           826           899           228
Interest cost .................................................           452           374           523
Benefits paid .................................................           (69)          (51)         (526)
Actuarial (gain) or loss ......................................          (171)          (20)         (188)
                                                                     --------      --------      --------

Benefit obligation at end of year .............................      $  7,278      $  6,240      $ 11,230
                                                                     ========      ========      ========

Change in Plan Assets

Fair value of plan assets at beginning of year (October 1, 1998
  for Norwegian plan)  ........................................      $  4,834      $  3,402      $ 10,710
Actual return on plan assets ..................................            (3)          624           434
Employer contributions ........................................           863           860           284
Benefits paid .................................................           (69)          (52)         (527)
                                                                     --------      --------      --------

Fair value of plan assets at end of year ......................      $  5,625      $  4,834      $ 10,901
                                                                     ========      ========      ========

Funded Status

Funded status of the plan .....................................      $ (1,653)     $ (1,436)     $   (329)
Unrecognized net actuarial (gain) or loss .....................          (105)         (336)            7
Unrecognized prior service cost ...............................        (1,247)       (1,411)            0
Unrecognized transition obligation/asset ......................           (24)          (28)            0
                                                                     --------      --------      --------

(Accrued) prepaid pension cost ................................      $ (3,029)     $ (3,211)     $   (322)
                                                                     ========      ========      ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

10. Employee Benefit Plans--(Continued)

                                                                                 Domestic            Norwegian
                                                                          -----------------------    ---------
                                                                           June 1999    June 1998    June 1999
                                                                           ---------    ---------    ---------
Assumptions (Domestic)
Discount rate ........................................................       7.50%        7.50%        7.50%
Expected rate of return on plan assets ...............................       7.50%        7.50%        7.50%
Rate of compensation increase ........................................       5.00%        5.00%        5.00%
Components of net periodic pension costs (Domestic)
Service cost - benefits earned during the year .......................      $ 826        $ 899        $ 838
Interest cost on benefit obligation ..................................        452          374          295
Expected return on plan assets .......................................       (393)        (288)        (210)
Amortization of initial unrecognized net transition obligation (asset)         (3)          (3)          (3)
Amortization of prior service costs ..................................       (164)        (164)        (165)
Amortization of (gain) or loss .......................................         (6)           0            2
                                                                            -----        -----        -----
Net periodic pension cost ............................................      $ 712        $ 818        $ 757
                                                                            =====        =====        =====

                                                                           June 1999
                                                                           ---------
Assumptions for the period October 1, 1998 to June 30, 1999
   (Norwegian)
Discount rate ........................................................       6.50%
Expected rate of return on plan assets ...............................       8.00%
Rate of compensation increase ........................................       3.30%
Components of net periodic pension costs (Norwegian)
Service cost - benefits earned during the period .....................      $ 228
Interest cost on benefit obligation ..................................        523
Expected return on plan assets .......................................       (628)
                                                                            -----
Net periodic pension cost ............................................      $ 123
                                                                            =====

      The Company and its domestic subsidiaries have a 401(k) plan, under which an employee may make a pretax contribution of up to 6% of base compensation, and the Company makes a non-matching contribution equal to 1% of the employee's base compensation and a matching contribution equal to 50% of the contribution up to the first 3% of an employee's base compensation and 25% of any contribution in excess of 3% of base compensation. All contributions are subject to the maximum amount deductible for federal income tax purposes. The Company's contribution amounted to $547, $529 and $497 in 1999, 1998 and 1997, respectively.

      The Company has a deferred compensation and supplemental retirement plan for certain key executives of the Company and a subsidiary. The benefits provided by the plan are based upon years of service and the employees' average compensation subject to certain limits. The plan also provides for death benefits before retirement. Deferred compensation expense was $92, $89 and $91 in 1999, 1998 and 1997, respectively. At June 30, 1999 and 1998, the aggregate liability under this plan amounted to $482 and $387, respectively. To assist in funding the retirement and death benefits of the plan, the Company invested in corporate-owned life insurance policies, through a trust, which at June 30, 1999 and 1998 had cash surrender values of $941 and $729, respectively, and are included in other asssets

      In addition to Norway, most of the Company's foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on legal requirements and local practices. Expenses under these plans amounted to $509, $441 and $429 for 1999, 1998 and 1997, respectively. The Norwegian plan used the following assumptions as of October 1, 1998, 6.0% discount rate, 8.0% expected rate of return on plan assets and 3.3% rate of compensation increase.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

11. Income Taxes

      Income (loss) from operations before provision for income taxes and extraordinary item consisted of:

                                  1999                1998                1997
                                --------            --------            --------
Domestic ..............         $   (755)           $(15,750)           $  4,697
Foreign ...............              468               3,996               4,407
                                --------            --------            --------
                                $   (287)           $(11,754)           $  9,104
                                ========            ========            ========

Components of income tax (benefit) expense are as follows:

                                                                      1999        1998          1997
                                                                    -------     -------       -------
Current tax provision (benefit):
  U.S. Federal ...............................................      $     0     $  (306)      $   (88)
  State and local ............................................          160          64           343
  Foreign ....................................................          792         782         1,521
                                                                    -------     -------       -------

  Total current tax provision ................................          952         540         1,776
                                                                    -------     -------       -------

Deferred tax provision (benefit):
  U.S. Federal ...............................................          220      (5,121)         (889)
  State and local ............................................         (125)       (115)          121
  Foreign ....................................................         (868)          7            60
                                                                    -------     -------       -------
  Total deferred tax provision (benefit)  ....................         (773)     (5,229)         (708)
                                                                    -------     -------       -------

Provision (benefit) for income taxes before extraordinary item          179      (4,689)        1,068
Benefit for extraordinary item ...............................           --      (1,011)           --
                                                                    -------     -------       -------

Provision (benefit) for income taxes .........................      $   179     $(5,700)      $ 1,068
                                                                    =======     =======       =======

      A reconciliation of the Federal statutory rate and the Company's effective tax rate follows:

                                                              1999          1998          1997
                                                             ------        ------        ------
U.S. Federal income tax rate ..........................       (34.0)%       (34.0)%        34.0%
State and local taxes, net of federal income tax effect         8.0          (0.2)          3.4
Tax rate differences on foreign operations ............       (81.9)         (3.5)         (0.3)
Non-taxable insurance policy gain .....................          --            --         (21.1)
Tax credit on reorganization of foreign subsidiaries ..          --            --          (7.4)
Expenses with no tax benefit ..........................       104.9            --           2.6
U.S. losses with no state tax benefit .................        79.1            --            --
Other .................................................       (13.7)         (1.0)          0.5
                                                             ------        ------        ------
                                                               62.4%        (38.7)%        11.7%
                                                             ======        ======        ======

      The tax credit recorded in 1997 represents principally the final determination of U.S. foreign tax credits on certain prior year transactions.

      Provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries of approximately $20,000, whose earnings have been or are primarily intended to be reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

11. Income Taxes--(Continued)

      The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at June 30, 1999 and 1998 are as follows:

                                                         1999           1998
                                                       --------       --------
Deferred tax assets:
  Employee benefits .............................      $  2,302       $  2,542
  Depreciation ..................................         1,347          1,267
  Insurance .....................................           262            368
  Asset valuation allowances ....................         1,225            505
  Inventory capitalization ......................           493            379
  Plant curtailment and environmental remediation         3,140          4,927
  Alternative minimum tax .......................           572            503
  Net operating loss carryforward--domestic .....         3,104          1,841
                                 --foreign ......         1,756          1,028
  Other .........................................           470            318
                                                       --------       --------
                                                         14,671         13,678
  Valuation Allowance ...........................          (758)        (1,000)
                                                       --------       --------
                                                         13,913         12,678
Deferred tax liabilities
  Property, plant and equipment .................        (2,179)          (241)
  Gain on property damage .......................        (1,480)            --
  Other .........................................          (763)          (215)
                                                       --------       --------
                                                         (4,422)          (456)
                                                       --------       --------
Net deferred tax asset ..........................      $  9,491       $ 12,222
                                                       ========       ========

      Deferred taxes are included in the following line items in the consolidated balance sheets:

                                                            1999         1998
                                                          --------     --------
Prepaid expenses and other current assets ............    $  3,088     $  4,018
Accrued expenses, taxes and other current liabilities          (68)         (60)
Other assets .........................................       8,379        8,599
Other liabilities ....................................      (1,908)        (335)
                                                          --------     --------
                                                          $  9,491     $ 12,222
                                                          ========     ========

      The Company has domestic net operating loss carryforwards of approximately $8,000 that expire in 2019 and foreign net operating loss carryforwards of approximately $6,000 that begin to expire in 2009. Valuation allowances have been provided against the tax benefit of certain foreign and domestic state net operating loss carryforwards, which are considered not likely to be realized. A portion of such tax benefits will be allocated to reduce goodwill of the Company's Brazilian subsidiary, when recognized.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

12. Commitments and Contingencies

(a) Leases:

      The Company leases office, warehouse and manufacturing facilities through fiscal 2006 for minimum annual rentals (plus certain cost escalations) as follows:

                                                        Capital       Operating
Year Ended June 30                                       Leases        Leases
                                                        -------       ---------
2000 .............................................       $  140        $1,326
2001 .............................................          129         1,329
2002 .............................................           84         1,219
2003 .............................................           63         1,198
2004 .............................................           --         1,185
Thereafter .......................................           --         2,350
                                                         ------        ------
Total minimum lease payments .....................       $  416        $8,607
                                                         ======        ======
Amounts representing interest ....................           55
                                                         ------
Present value of minimum lease payments ..........       $  361
                                                         ======

      Property, plant and equipment under capitalized leases included in the consolidated balance sheets at June 30, 1999 and 1998 amounted to $126 and $351, net of accumulated depreciation of $1,328 and $1,086, respectively.

      The commitment for facilities includes $2,000 with an affiliate controlled by shareholders of the Company.

      Rent expense for facilities and equipment for the years ended June 30, 1999, 1998 and 1997 amounted to $1,619, $2,126 and $2,224, respectively.

(b) Litigation:

      The Company and its subsidiaries are a party to a number of claims and lawsuits arising in the normal course of business, including patent infringement, product liabilities and governmental regulation concerning environmental and other matters. Certain of these actions seek damages in various amounts. All such claims are being contested, and management believes the resolution of these matters will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

(c) Environmental Remediation:

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

12. Commitments and Contingencies--(Continued)

      The Company has been named as a potentially responsible party ("PRP") in connection with an action commenced by the EPA, involving a third party fertilizer manufacturing site in South Carolina. While the outcome of ongoing negotiation is uncertain, the Company has accrued its best estimate of the amount for which this matter can be settled.

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,706, which is included in current and long-term liabilities in the 1999 consolidated balance sheet (approximately $2,000 in 1998). Such amounts represent primarily the cost of feasibility studies and remediation activities and are expected to be substantially incurred over a three year period. No amounts have been discounted. Environmental provisions are $167, $925 and $530 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. In addition, such amounts exclude the fiscal 1998 accrual related to the Sewaren facility described in 11(d).

(d) Plant Curtailment:

      During the fourth quarter of fiscal 1998, the Company decided to curtail major manufacturing operations of its Sewaren, New Jersey facility and recorded nonrecurring charges of $10.0 million related to this curtailment. Of these charges, $5.6 million represented non-cash asset write downs during fiscal 1998 related to the manufacturing facility, $.6 million represented associated site restoration and $3.3 million represented the cost of long-term groundwater and remediation activities. The accrual for groundwater monitoring represented personnel, utility and related costs aggregating an estimated $4.2 million over 10 years and discounted at a 7% rate. During fiscal 1999, the Company expended $480 related to site restoration and groundwater and remediation activities and reversed $500 to income based upon a reassessment of ongoing cost requirements.

(e) Employee Terminations:

      In connection with the plant curtailment noted above and certain other personnel changes, the Company has implemented a plan to reduce its workforce by twenty four employees resulting in a non-recurring charge for severance of $1,173 in fiscal 1998 (reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations). Nineteen of these employees were terminated as of June 30, 1999 and the remainder will be terminated by September 30, 1999. These employees are primarily involved in plant operations, both domestically and foreign. Certain employee severance is payable over a period up to three years, of which $129 was paid in 1999.

13. Financial Instruments

      Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions in various countries. The Company sells to customers in a variety of industries, markets and countries. Concentrations of credit risk with respect to receivables arising from these sales are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial conditions are performed and, generally, no collateral is required. The Company maintains appropriate reserves for uncollectible receivables.

      The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short-term debt is considered to be representative of their fair value because of their short maturities. The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. The fair value of the

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

13. Financial Instruments--(Continued)

Company's Senior Subordinated Notes is $94,650 at June 30, 1999, and the related carrying amount is $100,000. At June 30, 1999 and 1998, the fair value of the Company's other long-term debt does not differ materially from its carrying amount based on the variable interest rate structure and frequent repricing of these obligations.

      The Company obtains third-party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. The contract values of the letters of credit and surety bonds at June 30, 1999 and 1998 were $2,000, and $4,600, respectively. The carrying values and fair values of these letters of credit and surety bonds were not material.

      The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At June 30, 1999 and 1998, unrealized gains and losses on these contracts were immaterial.

      The fair value of commodity contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the agreements as of the reporting date. At June 30, 1999 and 1998, the Company has $1,760 and $1,127, respectively, in carrying amounts of commodity contracts with a fair value of $1,945 and $1,062, respectively.

14. Business Segments

      The Company operates in two business segments: AgChem and Industrial Chemicals. The AgChem segment manufactures and markets a variety of animal nutrition and health products, copper based fungicides and growth regulators. The Industrial Chemicals segment manufactures and markets a number of specialty organic and inorganic intermediate chemicals for use in a broad variety of industrial chemical applications. The Company aggregates certain operating segments into its reportable segments. Management evaluates the performance of its operating segments and allocates resources based on operating income. Transfers between segments are priced at amounts that include a manufacturing profit except that transfers of $11,422, $10,512 and $10,715 from the Industrial Chemicals group to the AgChem group for fiscal 1999, 1998 and 1997, respectively, are recorded at the cost of product transferred. Other includes corporate expenses and elimination of intersegment revenues. Property, plant and equipment, includes assets acquired in business combinations.

                                                                Industrial
                                                     Agchem      Chemicals
                                                     Group         Group           Other          Total
                                                    --------      --------      --------          --------
1999 Segment Detail

Revenues--external customers .................      $177,114      $125,210      $     --          $302,324
        --intersegment .......................         5,327        25,835       (31,162)                0
                                                    --------      --------      --------          --------
Total revenues ...............................      $182,441      $151,045      $(31,162)         $302,324
                                                    ========      ========      ========          ========
Operating income (loss) ......................      $ 11,412      $  9,079      $(10,136)(1)      $ 10,355
Depreciation and amortization ................         4,429         6,285           531            11,245

Total assets .................................       104,361       117,075        15,937           237,373

Expenditures for property, plant and equipment         3,776        32,286           219            36,281

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

14. Business Segments--(Continued)

                                                                 Industrial
                                                      Agchem      Chemicals
                                                      Group         Group              Other          Total
                                                    ---------     ---------          ---------      ---------
1998 Segment Detail

Revenues--external customers .................      $ 177,861     $ 100,122          $      --      $ 277,983
        --intersegment .......................          6,362        27,294            (33,656)             0
                                                    ---------     ---------          ---------      ---------
Total revenues ...............................      $ 184,223     $ 127,416          $ (33,656)     $ 277,983
                                                    =========     =========          =========      =========

Operating income (loss) ......................      $   9,532     $  (2,389)(2)      $ (11,370)(3)  $  (4,227)
Depreciation and amortization ................          3,937         4,780                536          9,253

Total assets .................................        100,014        60,432             31,750        192,196

Expenditures for property, plant and equipment          1,981         5,483                567          8,031

                                                                Industrial
                                                     Agchem      Chemicals
                                                      Group        Group         Other             Total
                                                    --------      --------      --------          --------
1997 Segment Detail

Revenues--external customers .................      $171,338      $ 97,024      $     --          $268,362
        --intersegment .......................         5,915        27,135       (33,050)                0
                                                    --------      --------      --------          --------
Total revenues ...............................      $177,253      $124,159      $(33,050)         $268,362
                                                    ========      ========      ========          ========

Operating income (loss) ......................      $ 10,954      $  6,453      $ (6,176)(4)      $ 11,231
Depreciation and amortization ................         3,683         5,074           585             9,342

Total assets .................................        88,672        61,464        12,564           162,700

Expenditures for property, plant and equipment         1,236         3,348           113             4,697

----------
(1) Includes corporate expenses of $7,461, intercompany inventory profit elimination of $1,150 and $1,525 related to the severance of a key executive.
(2) Operating income was reduced $10,000 related to a nonrecurring plant curtailment charge.
(3) Includes corporate expenses of $5,518, intercompany inventory profit elimination of $248 and $5,604 for the forgiveness of limited recourse notes receivable from certain executives of the Company and payment for related income taxes resulting from the cancellation.
(4)   Includes corporate expenses of $6,176.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

15. Geographic Information

      The following is information about the Company's operations in different geographic areas. Revenues to external customers and property, plant and equipment are attributed to the geographic areas based on the location of the Company's subsidiaries.

                                                1999            1998            1997
                                             ---------       ---------       ---------
Revenues:
  United States .......................      $ 187,989       $ 181,648       $ 165,447
  Western Europe ......................         57,723          30,152          31,716
  Israel ..............................         51,889          62,399          67,659
  South America .......................          4,723           3,784           3,540
                                             ---------       ---------       ---------

    Total revenues ....................      $ 302,324       $ 277,983       $ 268,362
                                             =========       =========       =========

                                                1999            1998            1997
                                             ---------       ---------       ---------
Operating income (loss):
  United States .......................      $  10,872       $    (599)      $   8,273
  Western Europe ......................          3,989           2,980           3,136
  Israel ..............................          5,059           4,711           6,078
  South America .......................            571              51             (80)
  Other ...............................        (10,136)        (11,370)         (6,176)
                                             ---------       ---------       ---------

    Total operating income (loss) .....      $  10,355       $  (4,227)      $  11,231
                                             =========       =========       =========

                                                1999            1998            1997
                                             ---------       ---------       ---------
Property, plant and equipment
  United States .......................      $  17,377       $  12,590       $  18,101
  Western Europe ......................         29,108           5,642           4,709
  Israel ..............................         16,276          18,292          18,983
  South America .......................          2,315           2,823           3,133
  Other ...............................            964           1,163             383
                                             ---------       ---------       ---------

    Total property, plant and equipment      $  66,040       $  40,510       $  45,309
                                             =========       =========       =========

16. Valuation and Qualifying Accounts:

      Activity in the allowance for doubtful accounts consisted of the following for the fiscal years ended June 30:

                                               1999          1998          1997
                                              -----         -----         -----
Balance at beginning of period .......        $ 751         $ 656         $ 756
Provision for bad debts ..............          153           144            16
Bad debt write-offs ..................          (18)          (49)         (116)
                                              -----         -----         -----
Balance at end of period .............        $ 886         $ 751         $ 656
                                              =====         =====         =====

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

17. Insurance Recoveries:

      In April 1999, the Company suffered inventory, real property and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. The Company carries insurance coverage for the property damage and business interruption losses and has recorded a receivable of $4,259 in other receivables at June 30, 1999 for amounts reimbursable from the insurance carrier. The receivable is net of the Company's deductible and $1,000 advanced by the insurance carrier prior to June 30, 1999. A reduction of cost of sales of $396 has been recorded for insurance recoveries in excess of the net book value of damaged inventory and a gain of $3,701 has been recorded in other income for the excess of amounts reimbursable over the net book value of property and equipment. In addition, incremental costs of shifting production to another facility are being reimbursed under business interruption coverage. Ultimate amounts reimbursable for property and equipment damage and business interruption will be determined and paid by the insurance carrier as actual costs are incurred during fiscal 2000 and, where appropriate, the Company has recorded estimated minimum recoverable amounts.

18. Extraordinary Loss:

      On August 31, 1994, the Company issued a 10-year $20,000 senior unsecured note ("Note") with interest at 11%, payable semi-annually. On that same date, the Company entered into a three-year renewable revolving credit facility ("Revolving Facility") with a bank for up to $20,000 in revolving credit advances. In connection with the issuance of the Company's Senior Subordinated Notes, the Company terminated the Note and Revolving Facility agreements and repaid all amounts outstanding under the Note and Revolving Facility agreement in June 1998 and paid a prepayment fee of $2,600, terminated certain interest rate caps on floating rate debt that was repaid for a charge of $162 and wrote off unamortized financing costs of $210. These charges of $1,962 (net of $1,011 in taxes) are reflected as an extraordinary item in the accompanying consolidated statements of operations.

19. Condensed Consolidating Financial Statements

      In June 1998 the Company issued $100 million in Senior Subordinated Notes as described in Note 2. In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following condensed consolidating financial data summarizes the assets, liabilities, and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Koffolk, Inc., Phibro-Tech, Inc., MRT Management Corp., Mineral Resource Technologies, L.L.C., Prince Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company (IL) Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp. The Non-Guarantor Subsidiaries include the following:
Koffolk (1949) Ltd., Agtrol International, Ferro Metal and Chemical Corporation and ODDA Smelteverk, AS. The U.S. and foreign Guarantor and Non-Guarantor Subsidiaries are wholly owned as to voting common stock by the Parent.

      Investments in subsidiaries are accounted for by the Parent using the equity method. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group.

      The principal consolidation adjustments are to eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the U.S. Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

                          PHILIPP BROTHERS CHEMICALS INC.
                            CONSOLIDATING BALANCE SHEET
                                As of June 30, 1999
                                   (In thousands)

                                                           U.S. Guarantor   Foreign Subsidiaries   Consolidation   Consolidated
                                               Parent       Subsidiaries       Non-Guarantors       Adjustments       Balance
                                             ---------     --------------   --------------------   -------------   ------------
              Assets
Current Assets:
Cash and cash equivalents .............      $     393       $     166            $   1,749                         $   2,308
Trade receivables .....................          6,091          31,838               31,184                            69,113
Other receivables .....................            993           5,684                3,284                             9,961
Inventory .............................          4,212          26,543               20,675                            51,430
Prepaid expenses and other ............          1,964           1,580                3,729                             7,273
                                             ---------       ---------            ---------          ---------      ---------
    Total current assets ..............         13,653          65,811               60,621                 --        140,085
                                             ---------       ---------            ---------          ---------      ---------
Property, plant & equipment, net ......            964          17,377               47,699                            66,040

Intangibles ...........................            268           2,668                4,023                             6,959
Investment in subsidiaries ............         67,264           1,386               (2,995)           (65,655)             0
Intercompany ..........................         52,393         (13,790)                 364            (38,967)             0
Other assets ..........................         11,604           8,833                3,852                            24,289
                                             ---------       ---------            ---------          ---------      ---------
    Total assets ......................      $ 146,146       $  82,285            $ 113,564          $(104,622)     $ 237,373
                                             =========       =========            =========          =========      =========

  Liabilities and Stockholders Equity

Current Liabilites:
Cash overdraft ........................      $     277       $     213            $     948                         $   1,438
Loan payable to banks .................              0               0                3,019                             3,019
Current portion of long term debt .....             94           1,345                   11                             1,450
Accounts payable ......................          1,967          14,312               19,981                            36,260
Other loans payable ...................             32               0                  150                               182
Accrued expenses and other ............          2,660          17,385                5,027                            25,072
                                             ---------       ---------            ---------          ---------      ---------
Total current liabilites ..............          5,030          33,255               29,136                 --         67,421
                                             ---------       ---------            ---------          ---------      ---------

Long term debt ........................        113,541             620               58,894            (38,967)       134,088

Other  liabilities ....................          1,876           5,981                3,667                  0         11,524

Redeemable securities .................
Common stock ..........................          2,376                                                                  2,376
Common stock of subsidiary ............                            581                                                    581
                                             ---------       ---------            ---------          ---------      ---------
                                                 2,376             581                    0                  0          2,957
                                             ---------       ---------            ---------          ---------      ---------
         Stockholders' equity
Series "A" preferred stock ............            521               0                    0                               521
Common stock ..........................              2              32                  127               (159)             2
Paid in capital .......................            878          34,040                2,654            (36,756)           816
Retained earnings .....................         23,096           7,745               20,654            (28,740)        22,755
Accumulated other comprehensive
  income (loss) --  cumulative currency
  translation adjustment ..............         (1,174)             31               (1,568)                           (2,711)
                                             ---------       ---------            ---------          ---------      ---------
    Total Stockholders' equity ........         23,323          41,848               21,867            (65,655)        21,383
                                             ---------       ---------            ---------          ---------      ---------
    Total liabilities and equity ......      $ 146,146       $  82,285            $ 113,564          $(104,622)     $ 237,373
                                             =========       =========            =========          =========      =========

                          PHILIPP BROTHERS CHEMICALS INC.
                           CONSOLIDATING INCOME STATEMENT
                          For the Year Ended June 30, 1999
                                   (In thousands)

                                                           U.S. Guarantor   Foreign Subsidiaries   Consolidation   Consolidated
                                               Parent       Subsidiaries       Non-Guarantors       Adjustments       Balance
                                             ---------     --------------   --------------------   -------------   ------------
Net sales ............................       $  35,339       $ 171,796            $ 129,243          $ (34,054)     $ 302,324

Cost of goods sold ...................          28,545         126,834              101,922            (34,054)       223,247
                                             ---------       ---------            ---------          ---------      ---------
    Gross profit .....................           6,794          44,962               27,321                  0         79,077

Selling, general, and administrative
  expenses ...........................          11,575          38,373               19,274                            69,222

Curtailment of Operations at
  Manufacturing Facility .............               0            (500)                   0                              (500)
                                             ---------       ---------            ---------          ---------      ---------
Operating (loss) income ..............          (4,781)          7,089                8,047                  0         10,355

Interest expense .....................           6,907             289                5,946                            13,142

Interest income ......................            (357)              0                 (271)                             (628)
Gain from property damage claim ......               0          (3,701)                   0                            (3,701)
Other expense ........................               0            (371)               2,200                             1,829

Intercompany allocation ..............          (9,668)          9,528                  140                                 0

(Profit) loss relating to subsidiaries            (341)              0                    0                341              0
                                             ---------       ---------            ---------          ---------      ---------
(Loss) income before income taxes ....          (1,322)          1,344                   32               (341)          (287)

(Benefit) provision for income taxes .            (856)          1,285                 (250)                 0            179
                                             ---------       ---------            ---------          ---------      ---------
Net (loss) income ....................       $    (466)      $      59            $     282          $    (341)     $    (466)
                                             =========       =========            =========          =========      =========

                        PHILIPP BROTHERS CHEMICALS INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        For the Year Ended June 30, 1999
                                 (In thousands)

                                                           U.S. Guarantor   Foreign Subsidiaries   Consolidation   Consolidated
                                               Parent       Subsidiaries       Non-Guarantors       Adjustments       Balance
                                             ---------     --------------   --------------------   -------------   ------------
Operating activities:
Net (loss) income .......................    $   (466)       $     59             $    282           $   (341)      $   (466)
Adjustments to reconcile net
  (loss) income .........................
  Cash provided by operating activities:
  Depreciation and amortization .........         531           3,953                6,761                            11,245
  Deferred income taxes .................      (2,771)          2,866                 (868)                             (773)
  Provision for curtailment of operations
    at manufacturing facility ...........           0            (500)                   0                              (500)
  Change in redemption amount
    of redeemable securities ............        (187)           (673)                   0                              (860)
  Gain from property damage claim .......           0          (3,701)                   0                            (3,701)
  Other .................................        (912)           (523)               1,268                              (167)
Changes in operating assets
  and liabilites:
Net of effect of business acquired:
Accounts receivable .....................        (405)         (3,275)              (1,178)                           (4,858)
Inventory ...............................        (616)         (7,181)               4,247                            (3,550)
Prepaid expenses and other ..............       1,596          (2,184)                 (69)                             (657)
Other assets ............................      (1,018)         (4,113)                (433)                           (5,564)
Intercompany ............................     (23,226)         14,998                7,887                341              0
Accounts payable ........................        (401)          2,513               (2,219)                             (107)
Accrued expenses and other ..............      (1,539)          8,165                 (483)                            6,143
                                             --------        --------             --------           --------       --------
Net cash (used in) provided by
  operaties activities ..................     (29,414)         10,404               15,195                  0         (3,815)
                                             --------        --------             --------           --------       --------
Investing activities
Capital expenditures ....................        (219)         (6,431)              (5,612)                          (12,262)
Acquisition of businesses, net of cash
  acquired ..............................           0          (2,505)             (19,000)                          (21,505)
                                             --------        --------             --------           --------       --------
Net cash used in investing activities ...        (219)         (8,936)             (24,612)                 0        (33,767)
                                             --------        --------             --------           --------       --------

Financing activities:
Cash overdraft ..........................        (636)           (789)                 948                              (477)
Net (decrease) increase in short
  term debt .............................        (942)              0                3,169                             2,227
Proceeds from long term debt ............      13,432              82                1,700                            15,214
Payments of long term debt ..............        (140)         (1,523)                 (12)                           (1,675)
Receivable from principal shareholder ...           0               0                  380                               380
                                             --------        --------             --------           --------       --------
Net cash provided by (used in)
  financing activities ..................      11,714          (2,230)               6,185                  0         15,669
                                             --------        --------             --------           --------       --------
Net (decrease) increase in cash
  and cash equivalents ..................     (17,919)           (762)              (3,232)                 0        (21,913)
Cash and cash equivalents
  at beginning of year ..................      18,312             928                4,981                            24,221
                                             --------        --------             --------           --------       --------
Cash and cash equivalents
  at end of year ........................    $    393        $    166             $  1,749           $     --       $  2,308
                                             ========        ========             ========           ========       ========

                        PHILIPP BROTHERS CHEMICALS INC.
                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 1998
                                 (In thousands)

                                                           U.S. Guarantor   Foreign Subsidiaries   Consolidation   Consolidated
                                               Parent       Subsidiaries       Non-Guarantors       Adjustments       Balance
                                             ---------     --------------   --------------------   -------------   ------------
               Assets
Current Assets:

Cash and cash equivalents ............       $  18,312       $     928            $   4,981                         $  24,221

Trade receivables ....................           5,729          27,999               23,832                            57,560

Other receivables ....................             952              60                4,988                             6,000
Inventory ............................           3,596          18,910               15,061                            37,567
Prepaid expenses and other ...........           3,599           1,241                  651                             5,491
                                             ---------       ---------            ---------          ---------      ---------

    Total current assets .............          32,188          49,138               49,513                 --        130,839
                                             ---------       ---------            ---------          ---------      ---------
Property, plant & equipment, net .....           1,163          12,590               26,757                            40,510

Intangibles ..........................              15           3,136                  620                             3,771
Investment in subsidiaries ...........          67,049           1,534               (2,483)           (66,100)             0
Intercompany .........................          28,932         (29,587)                 655                                 0
Other assets .........................           7,729           7,864                1,483                            17,076
                                             ---------       ---------            ---------          ---------      ---------
    Total assets .....................       $ 137,076       $  44,675            $  76,545          $ (66,100)     $ 192,196
                                             =========       =========            =========          =========      =========

  Liabilities and Stockholders' Equity
Current Liabilites:
Cash overdraft .......................       $     913       $   1,002            $      --                         $   1,915
Current portion of long term debt ....             144           1,491                   11                             1,646
Accounts payable .....................           2,368          11,799               17,350                            31,517
Other loans payable ..................             492               0                    0                               492
Accrued expenses and other ...........           4,223           8,281                3,098                            15,602
                                             ---------       ---------            ---------          ---------      ---------

Total current liabilites .............           8,140          22,573               20,459                 --         51,172
                                             ---------       ---------            ---------          ---------      ---------

Long term debt .......................         100,199           2,575               34,775            (35,391)       102,158

Other  liabilities ...................           1,679           6,437                1,987                 --         10,103

Redeemable securities
Common stock .........................           2,563                                                                  2,563
Common stock of subsidiary ...........                           2,623                                                  2,623
                                             ---------       ---------            ---------          ---------      ---------
                                                 2,563           2,623                    0                  0          5,186
                                             ---------       ---------            ---------          ---------      ---------

    Stockholders' equity
Series "A" preferred stock ...........             521               0                    0                               521
Common stock .........................               3               0                    0                                 3
Paid in capital ......................             764           2,560                 (429)            (2,460)           435
Retained earnings ....................          23,221           7,877               20,372            (28,249)        23,221
Accumulated other comprehensive
  income (loss) -- cumulative currency
  translation adjustment .............             (14)             30                 (619)                             (603)
                                             ---------       ---------            ---------          ---------      ---------
    Total Stockholders' equity .......          24,495          10,467               19,324            (30,709)        23,577
                                             ---------       ---------            ---------          ---------      ---------
    Total liabilities and equity .....       $ 137,076       $  44,675            $  76,545          $ (66,100)     $ 192,196
                                             =========       =========            =========          =========      =========

                        PHILIPP BROTHERS CHEMICALS INC.
                         CONSOLIDATING INCOME STATEMENT
                        For the Year Ended June 30, 1998
                                 (In thousands)

                                                           U.S. Guarantor   Foreign Subsidiaries   Consolidation   Consolidated
                                               Parent       Subsidiaries       Non-Guarantors       Adjustments       Balance
                                             ---------     --------------   --------------------   -------------   ------------
Net sales ............................       $  36,318       $ 166,816            $ 104,555          $ (29,706)     $ 277,983

Cost of goods sold ...................          29,914         123,828               84,877            (29,706)       208,913
                                             ---------       ---------            ---------          ---------      ---------

    Gross profit .....................           6,404          42,988               19,678                  0         69,070

Selling, general, and administrative
  expenses ...........................           9,878          41,483               11,936                            63,297

Curtailment of Operations at
  Manufacturing Facility .............               0          10,000                    0                            10,000
                                             ---------       ---------            ---------          ---------      ---------

Operating (loss) income ..............          (3,474)         (8,495)               7,742                  0         (4,227)
Interest expense .....................           3,798             287                2,780                             6,865
Interest income ......................            (253)            (97)                 (33)                             (383)
Other expense ........................              74               0                  971                             1,045

Intercompany allocation ..............          (5,903)          5,863                   40                                 0

(Profit) loss relating to subsidiaries           6,430               0                    0             (6,430)             0
                                             ---------       ---------            ---------          ---------      ---------

(Loss) income before income taxes
  and extraordinary item .............          (7,620)        (14,548)               3,984              6,430        (11,754)

(Benefit) provision for income taxes .            (448)         (5,080)                 839                  0         (4,689)
                                             ---------       ---------            ---------          ---------      ---------

Net (loss) income before
  extraordinary item .................          (7,172)         (9,468)               3,145              6,430         (7,065)

Extraordinary loss (net of $1,011
  of tax) ............................          (1,855)              0                 (107)                           (1,962)
                                             ---------       ---------            ---------          ---------      ---------

Net (loss) income ....................       $  (9,027)      $  (9,468)           $   3,038          $   6,430      $  (9,027)
                                             =========       =========            =========          =========      =========


                        PHILIPP BROTHERS CHEMICALS INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        For the Year Ended June 30, 1998
                                 (In thousands)

                                                               U.S. Guarantor   Foreign Subsidiaries   Consolidation   Consolidated
                                                   Parent       Subsidiaries       Non-Guarantors       Adjustments       Balance
                                                 ---------     --------------   --------------------   -------------   ------------
Operating activities:
Net (loss) income .........................      $  (9,027)      $  (9,468)           $   3,038          $   6,430      $  (9,027)
Adjustments to reconcile net
  (loss) income

  Cash provided by operating activities:
  Depreciation and amortization ...........            536           5,047                3,670                             9,253
  Deferred income taxes ...................         (1,146)         (4,138)                  55                            (5,229)
  Foregiveness of promissory notes ........              0           2,591                    0                             2,591
  Provision for curtailment of operations
    at manufacturing facility .............              0          10,000                    0                            10,000
  Change in redemption amount of
    redeemable securities .................         (1,250)              0                    0                            (1,250)
  Extraordinary loss on extinguishment
    of debt, net of tax ...................          1,855               0                  107                             1,962
  Other ...................................           (902)            729                1,564                             1,391

Changes in operating assets and liabilites:
Net of effect of business acquired:
Accounts receivable .......................           (566)         (5,994)               1,073                            (5,487)
Inventory .................................           (143)          1,842                  (94)                            1,605
Prepaid expenses and other ................         (1,985)          1,569               (2,863)                           (3,279)
Other assets ..............................           (956)           (397)                   4                            (1,349)
Intercompany ..............................        (27,945)            742               33,633             (6,430)             0
Accounts payable ..........................         (1,276)            425                  (28)                             (879)
Accrued expenses and other ................          1,117             942               (1,022)                            1,037
                                                 ---------       ---------            ---------          ---------      ---------

Net cash (used in) provided by
  operaties activities ....................        (41,688)          3,890               39,137                  0          1,339
                                                 ---------       ---------            ---------          ---------      ---------

Investing activities
Capital expenditures ......................           (567)         (4,230)              (3,234)                           (8,031)
                                                 ---------       ---------            ---------          ---------      ---------

Net cash used in investing activities .....           (567)         (4,230)              (3,234)                 0         (8,031)
                                                 ---------       ---------            ---------          ---------      ---------

Financing activities:
Cash overdraft ............................            913           1,002                    0                             1,915
Net (decrease) increase in short
  term debt ...............................            149            (350)             (13,332)                          (13,533)
Proceeds from long term debt ..............        100,000             380                    0                           100,380
Payments of long term debt (31,517) .......        (31,517)         (1,570)             (19,835)           (52,922)
Payments of deferred financing costs ......         (3,724)              0                    0                            (3,724)
Extinguishment of debt ....................         (2,493)              0                 (107)                           (2,600)
Proceeds from life insurance ..............          6,045               0                    0                             6,045
Distribution to principal shareholder
  for purchase of subsidiary ..............         (1,500)              0                    0                            (1,500)
Receivable from principal shareholder .....              0               0                 (429)                             (429)
Redemption of preferred stock .............         (7,569)            757                    0                            (6,812)
                                                 ---------       ---------            ---------          ---------      ---------

Net cash provided by (used in)
  financing activities ....................         60,304             219              (33,703)                 0         26,820
                                                 ---------       ---------            ---------          ---------      ---------

Net (decrease) increase in cash
  and cash equivalents ....................         18,049            (121)               2,200                  0         20,128

Cash and cash equivalents
  at beginning of year ....................            263           1,049                2,781                             4,093
                                                 ---------       ---------            ---------          ---------      ---------

Cash and cash equivalents at
  end of year .............................      $  18,312       $     928            $   4,981          $      --      $  24,221
                                                 =========       =========            =========          =========      =========

                        PHILIPP BROTHERS CHEMICALS INC.
                         CONSOLIDATING INCOME STATEMENT
                        For the Year Ended June 30, 1997
                                 (In thousands)

                                                          U.S. Guarantor   Foreign Subsidiaries   Consolidation   Consolidated
                                              Parent       Subsidiaries       Non-Guarantors       Adjustments       Balance
                                            ---------     --------------   --------------------   -------------   ------------
Net sales ............................      $  34,360       $ 151,379            $ 108,822          $ (26,199)     $ 268,362

Cost of goods sold ...................         28,099         111,443               87,695            (26,199)       201,038
                                            ---------       ---------            ---------          ---------      ---------

    Gross profit .....................          6,261          39,936               21,127                  0         67,324

Selling, general, and administrative
  expenses ...........................         10,360          33,740               11,993                            56,093
                                            ---------       ---------            ---------          ---------      ---------

Operating (loss) income ..............         (4,099)          6,196                9,134                  0         11,231

Interest expense .....................          3,197             506                2,550                             6,253
Interest income ......................            (80)            (14)                (158)                             (252)
Gain on life insurance policy ........         (5,642)                                                                (5,642)
Other expense ........................           (719)              0                2,487                             1,768

Intercompany allocation ..............         (5,215)          5,215                    0                                 0

(Profit) loss relating to subsidiaries         (2,454)              0                    0              2,454              0
                                            ---------       ---------            ---------          ---------      ---------

Income (loss) before income taxes ....          6,814             489                4,255             (2,454)         9,104

(Benefit) provision for
  income taxes .......................         (1,222)            723                1,567                  0          1,068
                                            ---------       ---------            ---------          ---------      ---------

Net income (loss) ....................      $   8,036       $    (234)           $   2,688          $  (2,454)     $   8,036
                                            =========       =========            =========          =========      =========

                        PHILIPP BROTHERS CHEMICALS INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        For the Year Ended June 30, 1997
                                 (In thousands)

                                                               U.S. Guarantor   Foreign Subsidiaries   Consolidation   Consolidated
                                                   Parent       Subsidiaries       Non-Guarantors       Adjustments       Balance
                                                 ---------     --------------   --------------------   -------------   ------------
Operating activities:
Net income (loss) .........................      $ 8,036         $  (234)             $ 2,688            $(2,454)       $ 8,036
Adjustments to reconcile net
  income (loss)
  Cash provided by operating activities:
  Depreciation and amortization ...........          585           5,056                3,701                             9,342
  Deferred income taxes ...................          (19)           (132)                (557)                             (708)
  Gain on life insurance ..................       (5,642)              0                    0                            (5,642)
  Other ...................................          135            (125)                (383)                             (373)
Changes in operating assets and liabilites:
Net of effect of business acquired:
Accounts receivable .......................           (5)            185               (4,536)                           (4,356)
Inventory .................................         (354)             38                 (552)                             (868)
Prepaid expenses and other ................          (80)           (199)                 718                               439
Other assets ..............................         (298)           (141)                 (90)                             (529)
Intercompany ..............................       (2,510)         (1,627)               1,683              2,454              0
Accounts payable ..........................       (2,258)            138                  726                            (1,394)
Accrued expenses and other ................         (868)            270                 (426)                           (1,024)
                                                 -------         -------              -------            -------        -------
Net cash (used in) provided by
  operaties activities ....................       (3,278)          3,229                2,972                  0          2,923
                                                 -------         -------              -------            -------        -------
Investing activities
Capital expenditures ......................         (113)         (2,964)              (1,620)                           (4,697)
                                                 -------         -------              -------            -------        -------
Net cash used in investing activities .....         (113)         (2,964)              (1,620)                           (4,697)
                                                 -------         -------              -------            -------        -------
Financing activities:
Cash overdraft ............................        2,817               0                    0                             2,817
Net (decrease) increase in short
  term debt ...............................            5               0                 (181)                             (176)
Proceeds from long term debt ..............          900               0                  791                             1,691
Payments of long term debt ................         (104)           (835)              (2,957)                           (3,896)
                                                 -------         -------              -------            -------        -------
Net cash provided by (used in)
  financing activities ....................        3,618            (835)              (2,347)                 0            436
                                                 -------         -------              -------            -------        -------
Net (decrease) increase in cash
  and cash equivalents ....................          227            (570)                (995)                 0         (1,338)
Cash and cash equivalents at
  beginning of year .......................           36           1,619                3,776                             5,431
                                                 -------         -------              -------            -------        -------
Cash and cash equivalents
  at end of year ..........................      $   263         $ 1,049              $ 2,781            $    --        $ 4,093
                                                 =======         =======              =======            =======        =======

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PHILIPP BROTHERS CHEMICALS, INC.


                                        By:         /s/ Jack C. Bendheim
                                           -------------------------------------
                                                        Jack C. Bendheim
                                           President and Chief Executive Officer

                                        Date: September 27, 1999

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

         Signature and Title                       Date
         -------------------                       ----


        /s/ Jack C. Bendheim                September 27, 1999
---------------------------------------
          Jack C. Bendheim
Director, President and Chief Executive
               Officer
    (Principal Executive Officer)


       /s/ Nathan Z. Bistricer              September 27, 1999
---------------------------------------
         Nathan Z. Bistricer
Vice President and Chief Financial Officer
    (Principal Financial Officer)


      /s/ Joseph M. Katzenstein             September 27, 1999
---------------------------------------
       Joseph M. Katzenstein,
       Secretary and Treasurer
   (Principal Accounting Officer)


        /s/ Marvin S. Sussman               September 27, 1999
---------------------------------------
          Marvin S. Sussman
Director and Executive Vice President


        /s/ James O. Herlands               September 27, 1999
---------------------------------------
          James O. Herlands
Director and Executive Vice President

Exhibit Index to Report on Form 10-K

Exhibit No.                      Description of Exhibit
-----------                      ----------------------
   3.1    --    Restated Certificate of Incorporation of Philipp Brothers
                Chemicals, Inc.*
   3.2    --    By-laws of Philipp Brothers Chemicals, Inc.*
   3.3    --    Certificate of Incorporation of Phibro-Tech, Inc., as amended**
   3.4    --    By-Laws of Phibro-Tech, Inc.*
   3.5    --    Certificate of Incorporation of C.P. Chemicals, Inc.*
   3.6    --    By-Laws of C.P. Chemicals, Inc.*
   3.7    --    Certificate of Incorporation of Prince Agriproducts, Inc.*
   3.8    --    By-Laws of Prince Agriproducts, Inc.*
   3.9    --    Certificate of Incorporation of The Prince Manufacturing
                Company, an Illinois corporation*
   3.10   --    By-Laws of The Prince Manufacturing Company, an Illinois
                corporation*
   3.11   --    Certificate of Incorporation of The Prince Manufacturing
                Company, a Pennsylvania corporation*
   3.12   --    By-Laws of The Prince Manufacturing Company, a Pennsylvania
                corporation*
   3.13   --    Certificate of Formation of Mineral Resource Technologies,
                L.L.C.*
   3.14   --    Limited Liability Company Agreement of Mineral Resource
                Technologies, L.L.C., dated as of November 21, 1995, as amended as of June 1, 1998*
   3.14.1 --    Amendments to Limited Liability Company Agreement of Mineral
                Resource Technologies, L.L.C.**
   3.15   --    Certificate of Incorporation of MRT Management Corp.*
   3.16   --    By-Laws of MRT Management Corp.*
   3.17   --    Certificate of Incorporation of Koffolk, Inc.*
   3.18   --    By-Laws of Koffolk, Inc.*
   3.19   --    Certificate of Incorporation of Phibrochem, Inc.*
   3.20   --    By-Laws of Phibrochem, Inc.*
   3.21   --    Certificate of Incorporation of Phibro Chemicals, Inc.*
   3.22   --    By-Laws of Phibro Chemicals, Inc.*
   3.23   --    Certificate of Incorporation of Western Magnesium Corp.*
   3.24   --    By-Laws of Western Magnesium Corp.*
   4.1    --    Indenture, dated as of June 11, 1998, among the Company, the
                Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due
                2008 of the Company, and exhibits thereto, including Form of 9
                7/8% Senior Subordinated Note due 2008 of Company*

                Certain instruments which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, as of June 30, 1999. For a description of such indebtedness, see Note 7 of Notes to Consolidated Financial Statements. The Company hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

  10.1    --    Registration Rights Agreement, dated June 11, 1998, among
                Philipp Brothers Chemicals, Inc., the Guarantors named therein and Schroder & Co. Inc.*
  10.2    --    Revolving Credit, Acquisition Term Loan and Security Agreement,
                dated August 19, 1998, among Philipp Brothers Chemicals, Inc., as Borrower, the Guarantors named therein, PNC Bank, N.A. as
                Agent and Lender, and the other institutions from time to time party thereto as Lenders*
  10.3    --    Manufacturing Agreement, dated May 15, 1994, by and between
                Merck & Co., Inc., Koffolk, Ltd., and Philipp Brothers
                Chemicals, Inc.+*

  10.4    --    Distribution Agreement, dated March 1, 1996, between Elanco
                Quimica Ltda. and Planalquimica Industrial Ltda.+*
  10.5    --    Asset Purchase and Trademark Assignment Agreement, dated August
                5, 1996, between Koffolk, Inc. and Merck & Co., Inc.; assigned by Merck & Co., Inc. to Merial Limited.*
  10.6    --    Distributorship Agreement, dated August 5, 1996, by and between
                Merck & Co., Inc. and Koffolk, Inc.; assigned by Merck & Co.,
                Inc. to Merial Limited.+*
  10.7    --    License Agreement, dated May 30, 1996, by and between Michigan
                Technological University and Mineral Resource Technologies,
                L.L.C.+*
  10.8    --    Lease, dated July 25, 1986, between Philipp Brothers Chemicals,
                Inc. and 400 Kelby Associates, as amended December 1, 1986 and
                December 30, 1994*
  10.9    --    Lease, dated June 30, 1995, between First Dice Road Co. and
                Phibro-Tech, Inc., as amended May 1998*
  10.10   --    Lease, dated December 24, 1981, between Koffolk (1949) Ltd. and
                Israel Land Administration*
  10.11   --    Master Lease Agreement, dated February 27, 1998, between General
                Electric Capital Corp., Philipp Brothers Chemicals, Inc. and
                Phibro-Tech, Inc.*
  10.12   --    Stockholders Agreement, dated December 29, 1987, by and between
                Philipp Brothers Chemicals, Inc., Charles H. Bendheim, Jack C.
                Bendheim and Marvin S. Sussman*
  10.13   --    Employment Agreement, dated December 29, 1987, by and between
                Philipp Brothers Chemicals, Inc. and Marvin S. Sussman*
  10.14   --    Stockholders Agreement, dated February 21, 1995, between I.
                David Paley, Nathan Z. Bistricer, James O. Herlands and
                Phibro-Tech, Inc., as amended as of June 11, 1998*
  10.15   --    Severance Agreement, dated as of February 21, 1995, between I.
                David Paley and Phibro-Tech, Inc.*
  10.16   --    Form of Severance Agreement, each dated as of February 21, 1995, between Philipp Brothers Chemicals, Inc. and each of Nathan Z.
                Bistricer and James O. Herlands*
  10.17   --    Agreement of Limited Partnership of First Dice Road Company,
                dated June 1, 1985, by and among Western Magnesium Corp., Jack
                Bendheim, Marvin S. Sussman and James O. Herlands, as amended
                November 1985*
  10.18   --    Philipp Brothers Chemicals, Inc. Retirement Income and Deferred
                Compensation Plan Trust, dated January 1, 1994, by and between
                Philipp Brothers Chemicals, Inc. on its own behalf and on behalf of C.P. Chemicals, Inc., Phibro-Tech, Inc. and the Trustee
                thereunder; Philipp Brothers Chemicals, Inc. Retirement Income
                and Deferred Compensation Plan Trust, dated March 18, 1994*
  10.19   --    Form of Executive Income Deferred Compensation Agreement, each dated March ]1, 1990, by and between Philipp Brothers Chemicals,
                Inc. and each of Jack Bendheim, James Herlands and
                MarvinSussman*
  10.20   --    Form of Executive Income Split Dollar Agreement, each dated
                March 1, 1990, by and between Philipp Brothers Chemicals, Inc.
                and each of Jack Bendheim, James Herlands and Marvin Sussman*
  10.21   --    Agreement for the Sale and Purchase of the Shares of ODDA
                Smelteverk A/S and of the Business and Certain Assets of BOC
                Carbide Industries, a division of BOC Ltd., dated June 26, 1998, between The BOC Group plc and Philipp Brothers Chemicals, Inc.*
  10.22   --    Supply Agreement, dated as of September 28, 1998, between BOC
                Limited and Phillip Brothers Chemicals, Inc.*
  10.23   --    Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental Protection,
                Division of Hazardous Waste Management, to C.P. Chemicals, Inc.*
  10.24   --    Purchase Agreement, dated as of June 1, 1998, between Jack C.
                Bendheim and the Company*
  10.25   --    Agreement, dated as of June 1, 1998, by and among Jack C.
                Bendheim, Phibro-Tech, Inc., MRT Management Corp. and Mineral
                Resource Technologies, L.L.C.*

  10.26   --    Licensing Agreement, dated January 28, 1980, between Gunness
                Wharf Limited and BOC Limited+*
  10.27   --    Agreement, dated January 28, 1980, between BOC Limited and
                Gunness Wharf Limited+*
  10.28   --    Subcription and Exchange Agreement, dated as of January 29, 1999 among I. David Paley, Nathan Z. Bistricer, James O. Herlands and
                Phibro-Tech, Inc.**
  10.29   --    General Release between Phibro-Tech, Inc. and I. David Paley dated as of September 1, 1999***
  10.30   --    Separation Agreement between Phibro-Tech, Inc. and I. David
                Paley dated as of September 1, 1999***
  10.31   --    Stock Purchase Agreement between Phibro-Tech, Inc. and I. David
                Paley dated as of September 1, 1999***
  10.32   --    Consulting Agreement between Phibro-Tech, Inc. and I. David
                Paley dated as of September 1, 1999***
  12.1    --    Statements re computation of ratios.***
  21.1    --    Subsidiaries of Philipp Brothers Chemicals, Inc.***
  27.1    --    Financial Data Schedule***

----------
* Filed as an Exhibit to the Registrant's Registration Statement on Form S-4, No. 333-64641.
** Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1998.
***   Filed herewith.
+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 406(b).