Form 10-K405/A
period 1999-06-30
PHILIPP BROTHERS CHEMICALS INC
filed 1999-10-05
CIK 1069899

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-K/A
                                   -----------

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
                                                                     ========      ========      ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

10. Employee Benefit Plans--(Continued)

                                                                           June 1999    June 1998    June 1997
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