Form 10-Q
period 1999-09-30
PHILIPP BROTHERS CHEMICALS INC
filed 1999-11-15
CIK 1069899

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                        Commission File Number 333-64641

                                 --------------

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

                                 --------------

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes |X|                      No |_|

Number of shares of each class of common stock outstanding as of November 15, 1999:

                 Class A Common Stock, $.10 par value 12,600.00
                 Class B Common Stock, $.10 par value 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                               Table of Contents

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION (UNAUDITED)

       Item 1.Condensed Financial Statements                                   4
              Condensed Consolidated Balance Sheets                            5
              Condensed Consolidated Statements of Operations                  6
              Condensed Consolidated Statements of Changes in
                Stockholders' Equity                                           7
              Condensed Consolidated Statements of Cash Flows                  8
              Notes to Condensed Consolidated Financial Statements             9
       Item 2.Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             18
       Item 3.Quantitative and Qualitative Disclosures About Market Risk      23

PART II OTHER INFORMATION

       Item 6.Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                    25

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In Thousands)

                                                       September 30,   June 30,
                                                            1999         1999
                                                       -------------  ----------
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $   4,048    $   2,308
   Trade receivables, less allowance for doubtful
      accounts of $916 at September 30, 1999 and
      $886 at June 30,1999                                  57,575       69,113
   Other receivables                                         6,388        9,961
   Inventories                                              55,346       51,430
   Prepaid expenses and other current assets                 7,402        7,273
                                                         ---------    ---------
        TOTAL CURRENT ASSETS                               130,759      140,085

PROPERTY, PLANT AND EQUIPMENT, net                          67,392       66,040
INTANGIBLES                                                  6,955        6,959
OTHER ASSETS                                                24,923       24,289
                                                         ---------    ---------
                                                         $ 230,029    $ 237,373
                                                         =========    =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Cash overdraft                                        $     819    $   1,438
   Loans payable to banks                                    2,261        3,019
   Current portions of long-term debt                        1,434        1,450
   Accounts payable                                         34,512       36,260
   Other loans payable                                         118          182
   Accrued expenses and other current liabilities           23,333       25,072
                                                         ---------    ---------
     TOTAL CURRENT LIABILITIES                              62,477       67,421

LONG-TERM DEBT                                             132,846      134,088

OTHER LIABILITIES                                           10,994       11,524
                                                         ---------    ---------
   TOTAL LIABILITIES                                       206,317      213,033
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
   Common stock                                              2,309        2,376
   Common stock of subsidiary                                  621          581
                                                         ---------    ---------
   TOTAL REDEEMABLE SECURITIES                               2,930        2,957
                                                         ---------    ---------
STOCKHOLDERS' EQUITY:
   Series A preferred stock                                    521          521
   Common stock                                                  2            2
   Paid-in capital                                             816          816
   Retained earnings                                        20,770       22,755
   Accumulated other comprehensive income (loss) -
     cumulative currency translation adjustment             (1,327)      (2,711)
                                                         ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY                          20,782       21,383
                                                         ---------    ---------
                                                         $ 230,029    $ 237,373
                                                         =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In Thousands)

                                                         1999            1998
                                                       --------        --------

NET SALES                                              $ 70,319        $ 59,209

COST OF GOODS SOLD                                       50,228          46,703
                                                       --------        --------

   GROSS PROFIT                                          20,091          12,506

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                              19,306          11,888
                                                       --------        --------

   OPERATING INCOME                                         785             618

OTHER:
   Interest expense                                       3,390           2,721
   Interest income                                          (92)           (343)
   Other expense, net                                       901             340
                                                       --------        --------

   LOSS BEFORE INCOME TAXES                              (3,414)         (2,100)

BENEFIT FOR INCOME TAXES                                 (1,429)         (1,013)
                                                       --------        --------

   NET LOSS                                            $ (1,985)       $ (1,087)
                                                       ========        ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                   CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In Thousands)

                                            Preferred Stock      Common Stock                                Accumulated
                                            ---------------  --------------------                               Other
                                                              Class       Class       Paid-in    Retained   Comprehensive
                                               Series A        "A"         "B"        Capital    Earnings   Income (loss)    Total
                                            ---------------  --------    --------    --------    --------   -------------  --------

BALANCE, JULY 1, 1999                          $    521      $      1    $      1    $    816    $ 22,755     $ (2,711)    $ 21,383

   Foreign currency translation
     adjustment                                      --            --          --          --          --        1,384        1,384

   Net loss                                          --            --          --          --      (1,985)          --       (1,985)
                                               --------      --------    --------    --------    --------     --------     --------

BALANCE, SEPTEMBER 30, 1999                    $    521      $      1    $      1    $    816    $ 20,770     $ (1,327)    $ 20,782
                                               ========      ========    ========    ========    ========     ========     ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED SEPTEMBER 30,1999 AND 1998
                                 (In Thousands)

                                                            1999         1998
                                                          --------     --------
OPERATING ACTIVITIES:
   Net loss                                               $ (1,985)    $ (1,087)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                           2,988        1,986
     Other                                                     695           35
     Changes in operating assets and
        liabilities:
        Accounts receivable                                 11,508       16,888
        Inventories                                         (3,917)      (5,793)
        Prepaid expenses and other
           current assets                                    1,073          528
        Other assets                                          (261)        (183)
        Accounts payable                                    (1,748)      (4,306)
        Accrued expenses and other
           current liabilities                                (240)       1,206
                                                          --------     --------

        NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                        8,113        9,274
                                                          --------     --------
INVESTING ACTIVITIES:
   Capital expenditures                                     (4,045)      (2,538)
   Proceeds from property damage claim                         872           --
   Other                                                      (500)          --
                                                          --------     --------
        NET CASH USED IN INVESTING ACTIVITIES               (3,673)      (2,538)
                                                          --------     --------
FINANCING ACTIVITIES:
   Cash overdraft                                             (619)        (313)
   Net (decrease) increase in short-term debt                 (822)       1,491
   Proceeds from long-term debt                              1,019           42
   Payments of long-term debt                               (2,278)         (60)
                                                          --------     --------
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                              (2,700)       1,160
                                                          --------     --------
        NET INCREASE IN CASH AND CASH
          EQUIVALENTS                                        1,740        7,896
CASH AND CASH EQUIVALENTS at beginning of period             2,308       24,221
                                                          --------     --------
        CASH AND CASH EQUIVALENTS at end of period        $  4,048     $ 32,117
                                                          ========     ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and June 30, 1999 and the results of operations and cash flows for the three months ended September 30, 1999 and 1998.

      The condensed consolidated balance sheet as of June 30, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Additionally, it should be noted that the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1999.

      The results of operations for the three months ended September 30, 1999 and 1998 are not indicative of results for the full year.

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

      The unaudited consolidated results of operations on a pro forma basis as if such acquisition had occurred at the beginning of fiscal 1998 are as follows:

                                                  Three Months Ended
                                                  September 30, 1998
                                                  ------------------
              Net Sales                                $68,568
              Net Loss                                  (2,867)

3. Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods, however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at September 30, 1999 and June 30, 1999 are based on perpetual records and consist of the following:

                                                 September 30,   June 30,
                                                     1999          1999
                                                 ------------    -------
              Raw materials                         $24,009      $24,499
              Work-in-process                         5,979        5,409
              Finished goods                         25,358       21,522
                                                    -------      -------
                                                    $55,346      $51,430
                                                    =======      =======

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

4. Comprehensive Income

      Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements.

      The Company's comprehensive loss amounts were computed as follows:

                                                           Three Months Ended
                                                               September 30,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------
              Net loss                                   $ (1,985)    $ (1,087)
              Change in foreign currency translation
                 adjustments                                1,384          276
                                                         --------     --------
              Total comprehensive loss                   $   (601)    $   (811)
                                                         ========     ========

5. Contingencies

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

   b. Environmental Remediation

      The Company's domestic subsidiaries are subject to various federal, state and local environmental laws and regulations, which govern the management of chemical wastes. The most significant regulation governing the Company's recycling activities is the Resource Conservation and Recovery Act of 1976 ("RCRA"). The Company has been issued final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina and Sewaren, New Jersey. The Company has also obtained an interim status RCRA permit for its Union City, California facility.

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

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,783 as of September 30, 1999, which is included in current and long-term liabilities.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

6. Business Segments

      The Company operates in two business segments: AgChem and Industrial Chemicals. The AgChem segment manufactures and markets a variety of animal nutrition and health products, copper based fungicides and growth regulators. The Industrial Chemicals segment manufactures and markets a number of specialty organic and inorganic intermediate chemicals for use in a broad variety of industrial chemical applications. The Company aggregates certain operating segments into its reportable segments. Management evaluates the performance of its operating segments and allocates resources based on operating income. Transfers between segments are priced at amounts that include a manufacturing profit except that transfers of $917 and $1,439 from the Industrial Chemicals group to the AgChem group for the three months ended September 30, 1999 and 1998, respectively, are recorded at the cost of product transferred. Other includes corporate expenses and elimination of intersegment revenues.

                                                       Industrial
                                               AgChem  Chemicals
                                               Group     Group      Other         Total
                                              -------  ----------  -------       -------
Three Months Ended September 30, 1999
Revenues -- external customers                $35,815   $34,504    $    --       $70,319
         -- intersegment                        1,672     3,947     (5,619)            0
                                              -------   -------    -------       -------
Total revenues                                $37,487   $38,451    $(5,619)      $70,319
                                              =======   =======    =======       =======
Operating income (loss)                       $   783   $ 2,147    $(2,145)(1)   $   785

                                                       Industrial
                                               AgChem  Chemicals
                                               Group     Group      Other         Total
                                              -------  ----------  -------       -------
Three Months Ended September 30, 1998
Revenues -- external customers                $35,573   $23,636    $    --       $59,209
         -- intersegment                        1,075     5,264     (6,339)            0
                                              -------   -------    -------       -------
Total revenues                                $36,648   $28,900    $(6,339)      $59,209
                                              =======   =======    =======       =======
Operating income (loss)                       $    84   $ 1,927    $(1,393)(1)   $   618


----------
(1)   Represents corporate expenses and intercompany profit eliminations.

7. Condensed Consolidating Financial Statements

      In June 1998, the Company issued $100 million of its 97/8% Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following condensed consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Koffolk, Inc., Phibro-Tech, Inc., MRT Management Corp., Mineral Resource Technologies, L.L.C., Prince Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company (IL), Phibrochem, Inc., Phibro Chemicals, Inc. and Western Magnesium Corp. The Non-Guarantor Subsidiaries include the following:
Koffolk (1949) Ltd., Agtrol International, Ferro Metal and Chemical Corporation and ODDA Smelteverk, AS. The U.S. and foreign Guarantor and Non-Guarantor Subsidiaries are wholly-owned as to voting common stock by the Parent.

      Investments in subsidiaries are accounted for by the Parent using the equity method. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group.

                         PHILIPP BROTHERS CHEMICALS INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 1999
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                        U.S. Guarantor  Foreign Subsidiaries  Consolidation  Consolidated
                                               Parent    Subsidiaries       Non-Guarantors     Adjustments     Balance
-------------------------------------------------------------------------------------------------------------------------
             Assets
Current Assets:
Cash and cash equivalents                    $       6    $     435          $   3,607                         $   4,048
Trade receivables                                5,618       22,947             29,010                            57,575
Other receivables                                1,110        3,176              2,102                             6,388
Inventory                                        5,192       28,330             21,824                            55,346
Prepaid expenses and other                       3,232        1,976              2,194                             7,402
                                             ---------------------------------------------------------------------------
        Total current assets                    15,158       56,864             58,737                 --        130,759
                                             ---------------------------------------------------------------------------
Property, plant & equipment, net                   916       17,826             48,650                            67,392
Intangibles                                         17        2,577              4,361                             6,955
Investment in subsidiaries                      65,507        1,533             (3,142)           (63,898)             0
Intercompany                                    51,040      (12,304)             2,159            (40,895)             0
Other assets                                    12,026        8,704              4,193                            24,923
                                             ---------------------------------------------------------------------------
        Total assets                         $ 144,664    $  75,200          $ 114,958          $(104,793)     $ 230,029
                                             ===========================================================================
   Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft                               $     181    $     578          $      60                         $     819
Loan payable to banks                               --           --              2,261                             2,261
Current portion of long term debt                   57        1,366                 11                             1,434
Accounts payable                                 1,745       12,558             20,209                            34,512
Other loans payable                                 --           --                118                               118
Accrued expenses and other                       5,074       13,455              4,804                            23,333
                                             ---------------------------------------------------------------------------
        Total current liabilities                7,057       27,957             27,463                 --         62,477
                                             ---------------------------------------------------------------------------

Long term debt                                 111,348          599             61,794            (40,895)       132,846

Other liabilities                                1,909        5,916              3,169                            10,994

Redeemable securities:
Common stock                                     2,309                                                             2,309
Common stock of subsidiary                                      621                                                  621
                                             ---------------------------------------------------------------------------
                                                 2,309          621                 --                 --          2,930
                                             ---------------------------------------------------------------------------
           Stockholders' Equity
Series "A" preferred stock                         521           --                 --                               521
Common stock                                         2           32                127               (159)             2
Paid in capital                                    878       34,040              2,667            (36,769)           816
Retained earnings                               20,770        6,005             20,964            (26,969)        20,770
Accumulated other comprehensive income
   (loss)- cumulative currency translation
   adjustment                                     (130)          30             (1,226)                (1)        (1,327)
                                             ---------------------------------------------------------------------------
        Total Stockholders' Equity              22,041       40,107             22,532            (63,898)        20,782
                                             ---------------------------------------------------------------------------
        Total Liabilities and Equity         $ 144,664    $  75,200          $ 114,958          $(104,793)     $ 230,029
                                             ===========================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
              CONDENSED CONSOLIDATING INCOME STATEMENT (UNAUDITED)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                        U.S. Guarantor  Foreign Subsidiaries  Consolidation  Consolidated
                                               Parent    Subsidiaries       Non-Guarantors     Adjustments     Balance
-------------------------------------------------------------------------------------------------------------------------
Net sales                                    $  8,709     $ 37,761           $ 33,001           $ (9,152)      $ 70,319

Cost of goods sold                              7,056       28,000             24,324             (9,152)        50,228
                                             ---------------------------------------------------------------------------

        Gross profit                            1,653        9,761              8,677                  0         20,091

Selling, general, and administrative
   expenses                                     3,176        9,850              6,280                            19,306
                                             ---------------------------------------------------------------------------

Operating (loss) income                        (1,523)         (89)             2,397                  0            785

Interest expense                                1,932           43              1,415                             3,390

Interest income                                    (7)          --                (85)                              (92)

Other expense, net                                 87           --                814                               901

Intercompany allocation                        (2,588)       2,588                 --                                 0

(Profit) loss relating to subsidiaries          1,427           --                 --             (1,427)             0
                                             ---------------------------------------------------------------------------

(Loss) income before income taxes              (2,374)      (2,720)               253              1,427         (3,414)

Benefit for income taxes                         (389)        (983)               (57)                --         (1,429)
                                             ---------------------------------------------------------------------------

Net (loss) income                            $ (1,985)    $ (1,737)          $    310           $  1,427       $ (1,985)
                                             ===========================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In Thousands)


----------------------------------------------------------------------------------------------------------------------------
                                                           U.S. Guarantor  Foreign Subsidiaries  Consolidation  Consolidated
                                                  Parent    Subsidiaries       Non-Guarantors     Adjustments     Balance
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                               $ (1,985)    $ (1,737)          $    310           $  1,427       $ (1,985)
Adjustments to reconcile net (loss) income
   to net cash provided by operating
   activities:
   Depreciation and amortization                     129        1,110              1,749                             2,988
   Other                                           1,253            4               (562)                              695

Changes in operating assets and liabilities:
Accounts receivable                                  473        8,861              2,174                            11,508
Inventory                                           (981)      (1,787)            (1,149)                           (3,917)
Prepaid expenses and other                        (1,385)       1,240              1,218                             1,073
Other assets                                          40         (109)              (192)                             (261)
Intercompany                                       2,780       (1,633)               280             (1,427)             0
Accounts payable                                    (222)      (1,754)               228                            (1,748)
Accrued expenses and other                         2,414       (3,931)             1,277                              (240)
                                                ---------------------------------------------------------------------------

Net cash provided by operating
   activities                                      2,516          264              5,333                  0          8,113
                                                ---------------------------------------------------------------------------
Investing activities:
Capital expenditures                                 (44)      (1,232)            (2,769)                           (4,045)
Proceeds from property damage claim                   --          872                 --                               872
Other                                               (500)          --                 --                              (500)
                                                ---------------------------------------------------------------------------

Net cash used in investing activities               (544)        (360)            (2,769)                --         (3,673)
                                                ---------------------------------------------------------------------------

Financing activities:
Cash overdraft                                       (96)         365               (888)                             (619)
Net decrease in short term debt                      (32)          --               (790)                             (822)
Proceeds from long term debt                           7           39                973                             1,019
Payments of long term debt                        (2,238)         (39)                (1)                           (2,278)
                                                ---------------------------------------------------------------------------

Net cash (used in) provided by
   financing activities                           (2,359)         365               (706)                --         (2,700)
                                                ---------------------------------------------------------------------------

Net (decrease) increase in cash and
   cash equivalents                                 (387)         269              1,858                 --          1,740

Cash and cash equivalents at beginning
   of period                                         393          166              1,749                             2,308
                                                ---------------------------------------------------------------------------

Cash and cash equivalents at end of period      $      6     $    435           $  3,607           $     --       $  4,048
                                                ===========================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
               CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                              AS OF JUNE 30, 1999
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                           U.S. Guarantor  Foreign Subsidiaries  Consolidation  Consolidated
                                                  Parent    Subsidiaries       Non-Guarantors     Adjustments     Balance
----------------------------------------------------------------------------------------------------------------------------
             Assets

Current Assets:
Cash and cash equivalents                       $     393    $     166          $   1,749                         $   2,308
Trade receivables                                   6,091       31,838             31,184                            69,113
Other receivables                                     993        5,684              3,284                             9,961
Inventory                                           4,212       26,543             20,675                            51,430
Prepaid expenses and other                          1,964        1,580              3,729                             7,273
                                                ---------------------------------------------------------------------------
        Total current assets                       13,653       65,811             60,621                 --        140,085
                                                ---------------------------------------------------------------------------
Property, plant & equipment, net                      964       17,377             47,699                            66,040
Intangibles                                           268        2,668              4,023                             6,959
Investment in subsidiaries                         67,264        1,386             (2,995)           (65,655)             0
Intercompany                                       52,393      (13,790)               364            (38,967)             0
Other assets                                       11,604        8,833              3,852                            24,289
                                                ---------------------------------------------------------------------------
        Total assets                            $ 146,146    $  82,285          $ 113,564          $(104,622)     $ 237,373
                                                ===========================================================================

  Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft                                  $     277    $     213          $     948                         $   1,438
Loan payable to banks                                  --           --              3,019                             3,019
Current portion of long term debt                      94        1,345                 11                             1,450
Accounts payable                                    1,967       14,312             19,981                            36,260
Other loans payable                                    32           --                150                               182
Accrued expenses and other                          2,660       17,385              5,027                            25,072
                                                ---------------------------------------------------------------------------
        Total current liabilities                   5,030       33,255             29,136                 --         67,421
                                                ---------------------------------------------------------------------------

Long term debt                                    113,541          620             58,894            (38,967)       134,088

Other liabilities                                   1,876        5,981              3,667                            11,524

Redeemable securities:
Common stock                                        2,376                                                             2,376
Common stock of subsidiary                                         581                                                  581
                                                ---------------------------------------------------------------------------
                                                    2,376          581                 --                 --          2,957
                                                ---------------------------------------------------------------------------

          Stockholders' Equity
Series "A" preferred stock                            521           --                 --                               521
Common stock                                            2           32                127               (159)             2
Paid in capital                                       878       34,040              2,654            (36,756)           816
Retained earnings                                  23,096        7,745             20,654            (28,740)        22,755
Accumulated other comprehensive
   income (loss)- cumulative currency
   translation adjustment                          (1,174)          31             (1,568)                --         (2,711)
                                                ---------------------------------------------------------------------------
        Total Stockholders' Equity                 23,323       41,848             21,867            (65,655)        21,383
                                                ---------------------------------------------------------------------------
        Total Liabilities and Equity            $ 146,146    $  82,285          $ 113,564           (104,622)     $ 237,373
                                                ===========================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
              CONDENSED CONSOLIDATING INCOME STATEMENT (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (In Thousands)


----------------------------------------------------------------------------------------------------------------------------
                                                           U.S. Guarantor  Foreign Subsidiaries  Consolidation  Consolidated
                                                  Parent    Subsidiaries       Non-Guarantors     Adjustments     Balance
----------------------------------------------------------------------------------------------------------------------------
Net sales                                       $  7,948     $ 36,637           $ 19,901           $ (5,277)      $ 59,209

Cost of goods sold                                 6,550       28,646             16,784             (5,277)        46,703
                                                ---------------------------------------------------------------------------
        Gross profit                               1,398        7,991              3,117                  0         12,506
Selling, general, and administrative
        expenses                                   2,578        7,024              2,286                            11,888
                                                ---------------------------------------------------------------------------

Operating (loss) income                           (1,180)         967                831                  0            618

Interest expense                                   1,772           88                861                             2,721

Interest income                                     (302)          --                (41)                             (343)

Other expense, net                                    --           --                340                               340

Intercompany allocation                           (2,506)       2,471                 35                                 0

Loss relating to subsidiaries                        989           --                 --               (989)             0
                                                ---------------------------------------------------------------------------

(Loss) income before income taxes                 (1,133)      (1,592)              (364)               989         (2,100)

Benefit for income taxes                             (46)        (767)              (200)                --         (1,013)
                                                ---------------------------------------------------------------------------

Net (loss) income                               $ (1,087)    $   (825)          $   (164)          $    989       $ (1,087)
                                                ===========================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                           U.S. Guarantor  Foreign Subsidiaries  Consolidation  Consolidated
                                                  Parent    Subsidiaries       Non-Guarantors     Adjustments     Balance
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                               $ (1,087)    $   (825)          $   (164)          $    989       $ (1,087)
Adjustments to reconcile net (loss) income
   to net cash (used in) provided by
   operating activities:
   Depreciation and amortization                     105          917                964                             1,986
   Other                                              10         (377)               402                                35

Changes in operating assets and liabilities:
Accounts receivable                                  138       11,577              5,173                            16,888
Inventory                                          1,034       (5,312)            (1,515)                           (5,793)
Prepaid expenses and other                        (1,523)         (65)             2,116                               528
Other assets                                        (131)         (69)                17                              (183)
Intercompany                                     (11,251)      (5,757)            17,997               (989)             0
Accounts payable                                    (384)         381             (4,303)                           (4,306)
Accrued expenses and other                         1,465         (437)               178                             1,206
                                                ---------------------------------------------------------------------------

Net cash (used in) provided by operating
   activities                                    (11,624)          33             20,865                  0          9,274
                                                ---------------------------------------------------------------------------

Investing activities:
Capital expenditures                                 (73)      (1,386)            (1,079)                           (2,538)
                                                ---------------------------------------------------------------------------
Net cash used in investing activities                (73)      (1,386)            (1,079)                --         (2,538)
                                                ---------------------------------------------------------------------------

Financing activities:
Cash overdraft                                      (913)         600                 --                              (313)
Net (decrease) increase in short term debt          (713)          --              2,204                             1,491
Proceeds from long term debt                          --           37                  5                                42
Payments of long term debt                           (26)         (34)                --                               (60)
                                                ---------------------------------------------------------------------------

Net cash (used in) provided by financing
   activities                                     (1,652)         603              2,209                 --          1,160
                                                ---------------------------------------------------------------------------

Net (decrease) increase in cash and cash
   equivalents                                   (13,349)        (750)            21,995                 --          7,896

Cash and cash equivalents at beginning
   of period                                      18,312          928              4,981                            24,221
                                                ---------------------------------------------------------------------------

Cash and cash equivalents at end of period      $  4,963     $    178           $ 26,976           $     --       $ 32,117
                                                ===========================================================================

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

      On October 1, 1998, the Company acquired (the "ODDA Acquisition") all of the outstanding capital stock of ODDA Smelteverk, AS, a Norwegian Company, and certain assets of the business of BOC Carbide Industries in the United Kingdom (together "ODDA") from the BOC Group Plc for $19 million in cash and $18.2 million in debt. The operating results of ODDA are included in the Company's consolidated statements of operations, as part of the Industrial Chemical segment, from the date of acquisition.

Results of Operations

                                                           Sales
                                                          ($000's)
                                                Three Months Ended September
      Operating Segments                             1999         1998
                                                    -------      -------
        AgChem                                      $37,487      $36,648
        Industrial Chemicals                         38,451       28,900
        Elimination of intersegment sales            (5,619)      (6,339)
                                                    -------      -------
                                                    $70,319      $59,209
                                                    =======      =======

                                                      Operating Income
                                                          ($000's)
                                                Three Months Ended September
      Operating Segments                             1999         1998
                                                    -------      -------
        AgChem                                      $   783      $    84
        Industrial Chemicals                          2,147        1,927
        Corporate expenses and eliminations          (2,145)      (1,393)
                                                    -------      -------
                                                    $   785      $   618
                                                    =======      =======

Comparison of Three Months Ended September 30, 1999 and 1998

      Net Sales. Net sales increased by $11.1 million, or 18.8% to $70.3 million in the three months ended September 30, 1999, as compared to the same period of the prior year. Industrial Chemicals sales were higher by $9.6 million primarily due to dicyandiamide and calcium carbide ($8.3 million) as a result of the ODDA Acquisition and higher volume sales of coal fly ash products ($2.1 million). AgChem sales were higher by $.8 million as compared to the prior period primarily as a result of higher volume sales of the Company's animal nutrition and health products, primarily coccidiostats ($1.8 million), which were somewhat offset by lower volume sales of crop protection chemicals ($1.0 million).

      Gross Profit. Gross profit increased by $7.6 million or 61% to $20.1 million as compared to the same period of the prior year. This increase was primarily attributable to higher profits ($5.9 million) from increased sales in the Company's Industrial Chemicals segment due to the ODDA Acquisition and higher sales of coal fly ash products. Gross profit of the Company's AgChem segment was higher ($1.8 million) than the comparable prior period primarily due to higher volume sales and lower costs, principally raw materials, for the Company's coccidiostats.

Gross profit as a percentage of net sales also increased to 28.6% in the quarter ended September 30, 1999 as compared to 21.1% in the same period of the prior year principally due to the impact of the ODDA Acquisition and increased profitability from coal-fly ash products and having greater sales of higher margin products of the Company's animal health and nutrition products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.4 million or 62.3% to $19.3 million for the three months ended September 30, 1999, as compared to the same period of the prior year. In the Industrial Chemicals segment, this increase was primarily due to the ODDA AAcquisition ($3.6 million) and higher distribution expenses associated with increased sales of the Company's coal fly ash products ($1.1 million). Also included in the quarter ended September 30, 1998 is a non-cash compensation adjustment of $.5 million to reflect lower redemption values of common stock of a subsidiary. In the AgChem segment, higher fixed expenses associated with the Company's crop protection products ($.7 million) contributed to the increase.

      Operating Income. Operating income increased by $.2 million or 27.0% to $.8 million in the three months ended September 30, 1999, as compared to the same period of the prior year. Operating income of the AgChem segment increased by $.7 million primarily due to increased profitability of the Company's animal health and nutrition products which was somewhat offset by increased selling expenses associated with crop protection product sales. Operating income of the Industrial Chemicals segment increased by $.3 million primarily due to increased profitability of coal fly ash products and organic intermediates. In addition, non-segment operating expenses increased by $.8 million in the three months ended September 30, 1999 as compared to the same period of the prior year.

      Interest Expense. Interest expense increased by $.7 million or 24.6% to $3.4 million in the three months ended September 30, 1999, as compared to the same period of the prior year primarily due to interest expense incurred by ODDA on its bank borrowings and increased borrowings under the Company's credit facility with PNC Bank.

      Other Expense, Net. Other expenses, net, principally reflects foreign currency translation gain and losses of the Company's foreign subsidiaries.

      Income Taxes. The Company provides a benefit on interim period losses to the extent income is projected for the full fiscal year.

Liquidity and Capital Resources

      Net Cash Provided By Operating Activities. Net cash provided by operations for the three months ended September 30, 1999 was $8.1 million, a decrease of $1.2 million from the same period of the prior year. This decrease was primarily due to a higher net loss offset by higher depreciation and amortization and other non-cash charges and reduced collections of accounts receivable due to extended selling terms. In addition, the Company received $1.0 million as an advance payment from its insurance carrier for reimbursable business interruption losses in connection with a fire, in April 1999, at the Company's Bowmanstown, Pennsylvania facility.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended September 30, 1999 was $3.7 million, an increase of $1.1 million. This increase was primarily due to expenditures by ODDA, (acquired October 1, 1998) for increased production capacity. In addition, the Company received $.9 million as an advance payment from its insurance carrier for property damage in connection with the aforementioned fire loss.

      Net Cash Used in Financing Activities. Net cash used in financing activities for the three months ended September 30, 1999 was $2.7 million, primarily due to repayments under the Company's various revolving credit facilities which were somewhat offset by long-term borrowings by ODDA. Net cash provided by financing activities for the three months ended September 30, 1998 was $1.2 million, primarily due to net borrowings under the Company's various revolving credit facilities.

      Liquidity. As of September 30, 1999, the Company had $68.3 million of working capital and $72.7 million as of June 30, 1999. Cash on hand as of September 30, 1999 amounted to $4.0 million, as compared to $2.3 million at June 30, 1999.

At September 30, 1999, the Company had $11.2 million outstanding borrowings under its Credit Agreement with PNC Bank. In addition to amounts outstanding, the Company had $15.0 million available under the borrowing base formula. The Company expects that cash flows from operations and available borrowing arrangements will provide sufficient working capital to operate the Company's business, to make expected capital expenditures and service interest and principal on outstanding debt and meet the Company's foreseeable liquidity requirement for the next twelve months.

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

Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt is considered to be representative of their fair value because of their short maturities. As of September 30, 1999, the fair value of the Company's senior subordinated debt is estimated based on quoted market rates is $88.0 million and the related carrying amount is $100 million. A 100 basis point increase in interest rates could result in approximately $6.0 million reduction in the fair value of total debt.

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

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At September 30, 1999, the fair value did not differ materially from its carrying amount. Based on the limited amount of foreign currency contracts at September 30, 1999, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at September 30, 1999, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At September 30, 1999, the contract values of these letters of credit and surety bonds were $4.6 million and their fair values did not differ materially from their carrying amount.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at September 30, 1999 would not be material when compared to the Company's earnings and financial position.

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

      Over the last three years, the Company has replaced or upgraded most of its Management Systems and Manufacturing Systems. The Company has substantially upgraded its desktop computers, networks and servers and software applications and packages. The Company has expended approximately $587,000, $920,000 and $245,000 in the fiscal years ended June 30, 1997, 1998 and 1999, respectively, towards compliance with Y2K issues. Such amounts during such periods were allocated as follows: for 1997, $72,700 for hardware, $9,000 for software, $300,800 for outside consultants and $205,000 for internal costs; for 1998, $229,700 for hardware, $35,600 for software, $235,000 for outside consultants and $420,000 for internal costs; for 1999, $168,000 for hardware, $53,000 for software, $24,000 for outside consultants and nominal internal costs. The Company believes that its Manufacturing Systems worldwide are currently in Y2K compliance. With regard to its Management Systems, the Company estimates that 100 percent of its operations worldwide are Y2K compliant, subject to final review and testing in Israel and Norway. The Company expects that any required modifications will be made on a timely basis. The Company continues to test its Management and Manufacturing Systems, on a system-by-system basis, as it completes its ongoing compliance efforts. The Company estimates that future expenditures will not exceed $150,000, of which $30,000 is expected to be spent on hardware, $70,000 on software modifications and systems testing by outside consultants and $50,000 is allocated to internal costs and contingencies. The Company's estimates of completion are based on management's estimates of the number and complexity of the systems involved and the status of its Y2K effort with respect to such systems. Such estimates may not necessarily be consistent with the timing of the Company's incurrence of Y2K-related expenditures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      See Part I -- Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk."

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit No.        Description
      --------           --------
      27                 Financial Data Schedule

      (b) Reports on Form 8-K

      No report on Form 8-K has been filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHILIPP BROTHERS CHEMICALS, INC.


Date: November 12, 1999              By: /s/ NATHAN Z. BISTRICER
                                         ---------------------------------------
                                         Nathan Z. Bistricer, Vice President and
                                           Chief Financial Officer


Date: November 12, 1999              By: /s/ JOSEPH KATZENSTEIN
                                         ---------------------------------------
                                         Joseph Katzenstein, Treasurer and
                                           Secretary