Form 10-Q
period 1999-12-31
PHILIPP BROTHERS CHEMICALS INC
filed 2000-02-14
CIK 1069899

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                             Yes |X|         No |_|

Number of shares of each class of common stock outstanding as of February 10, 2000:

                 Class A Common Stock, $.10 par value 12,600.00
                 Class B Common Stock, $.10 par value 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION (UNAUDITED)

      Item 1. Condensed Financial Statements                                   4
              Condensed Consolidated Balance Sheets                            5
              Condensed Consolidated Statements of Operations                  6
              Condensed Consolidated Statements of Changes
              in Stockholders' Equity                                          7
              Condensed Consolidated Statements of Cash Flows                  8
              Notes to Condensed Consolidated Financial Statements             9
      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             21
      Item 3. Quantitative and Qualitative Disclosures About Market Risk      27

PART II OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                28

SIGNATURES                                                                    29

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In Thousands)

                                                                      December 31,      June 30,
                                                                         1999             1999
                                                                      ------------     ---------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   3,319       $   2,308
  Trade receivables, less allowance for doubtful accounts of $940
    at December 31, 1999 and $886 at June 30,1999                         56,900          69,113
  Other receivables                                                        7,152           9,961
  Inventories                                                             57,111          51,430
  Prepaid expenses and other current assets                                8,053           7,273
                                                                       ---------       ---------
    TOTAL CURRENT ASSETS                                                 132,535         140,085

PROPERTY, PLANT AND EQUIPMENT, net                                        70,127          66,040
INTANGIBLES                                                                6,736           6,959
OTHER ASSETS                                                              25,750          24,289
                                                                       ---------       ---------
                                                                       $ 235,148       $ 237,373
                                                                       =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft                                                       $   2,043       $   1,438
  Loans payable to banks                                                   2,799           3,019
  Current portions of long-term debt                                       1,682           1,450
  Accounts payable                                                        28,798          36,260
  Other loans payable                                                        715             182
  Accrued expenses and other current liabilities                          21,613          25,072
                                                                       ---------       ---------

    TOTAL CURRENT LIABILITIES                                             57,650          67,421

LONG-TERM DEBT                                                           144,393         134,088
OTHER LIABILITIES                                                         10,971          11,524
                                                                       ---------       ---------
    TOTAL LIABILITIES                                                    213,014         213,033
                                                                       ---------       ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
  Common stock                                                             2,180           2,376
  Common stock of subsidiary                                                 330             581
                                                                       ---------       ---------
    TOTAL REDEEMABLE SECURITIES                                            2,510           2,957
                                                                       ---------       ---------
STOCKHOLDERS' EQUITY:
  Series A preferred stock                                                   521             521
  Common stock                                                                 2               2
  Paid-in capital                                                            878             816
  Retained earnings                                                       20,024          22,755
  Accumulated other comprehensive income (loss) -
    cumulative currency translation adjustment                            (1,801)         (2,711)
                                                                       ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                                            19,624          21,383
                                                                       ---------       ---------
                                                                       $ 235,148       $ 237,373
                                                                       =========       =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)

                                                     Three Months Ended              Six Months Ended
                                                         December 31,                  December 31,
                                                     1999           1998           1999            1998
                                                  ---------      ---------      ---------       ---------
NET SALES                                         $  78,227      $  72,893      $ 148,546       $ 132,102

COST OF GOODS SOLD                                   54,728         53,072        104,956          99,702
                                                  ---------      ---------      ---------       ---------

  GROSS PROFIT                                       23,499         19,821         43,590          32,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         20,155         17,649         39,461          29,612
                                                  ---------      ---------      ---------       ---------

  OPERATING INCOME                                    3,344          2,172          4,129           2,788

OTHER:

  Interest expense                                    3,598          3,297          6,988           6,019

  Interest income                                       (83)          (130)          (175)           (473)

  Other expense, net                                  1,134            848          2,035           1,188
                                                  ---------      ---------      ---------       ---------
  LOSS BEFORE INCOME TAXES                           (1,305)        (1,843)        (4,719)         (3,946)

BENEFIT FOR INCOME TAXES                               (559)          (595)        (1,988)         (1,609)
                                                  ---------      ---------      ---------       ---------

  NET LOSS                                        $    (746)     $  (1,248)     $  (2,731)      $  (2,337)
                                                  =========      =========      =========       =========

       See notes to unaudited Condensed Consolidated Financial Statements

               PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                  CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
          FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999
                                 (In Thousands)

                                                            Common Stock                                  Accumulated
                                                                                                             Other
                                                          Class       Class     Paid-in      Retained    Comprehensive
                                             Series A      "A"         "B"      Capital      Earnings     Income (loss)    Total
                                             --------    --------    --------   --------     --------    -------------    --------
BALANCE, JULY 1,1999                         $    521    $      1    $      1   $    816     $ 22,755       $ (2,711)     $ 21,383

Foreign currency translation adjustment            --          --          --         --           --          1,384         1,384

Net loss                                           --          --          --         --       (1,985)            --        (1,985)
                                             --------    --------    --------   --------     --------       --------      --------

BALANCE, SEPTEMBER 30,1999                   $    521    $      1    $      1   $    816     $ 20,770       $ (1,327)     $ 20,782

Foreign currency translation adjustment                                                                         (474)         (474)

Net loss                                                                                         (746)                        (746)

Receipt from principal shareholder                                                    62                                        62
                                             --------    --------    --------   --------     --------       --------      --------

BALANCE, DECEMBER 31,1999                    $    521    $      1    $      1   $    878     $ 20,024       $ (1,801)     $ 19,624
                                             ========    ========    ========   ========     ========       ========      ========

       See notes to unaudited Condensed Consolidated Financial Statements

               PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (In Thousands)

                                                                       1999           1998
                                                                     --------       --------
OPERATING ACTIVITIES:
  Net loss                                                           $ (2,731)      $ (2,337)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                                       5,982          5,066
    Other                                                                 340            701
    Changes in operating assets and liabilities, net of effects of businesses acquired:
      Accounts receivable                                              12,161         12,680
      Inventories                                                      (5,682)        (8,693)
      Prepaid expenses and other current assets                         1,670            102
      Other assets                                                       (277)          (298)
      Accounts payable                                                 (7,463)        (4,349)
      Accrued expenses and other current liabilities                   (3,975)        (2,368)
                                                                     --------       --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                            25            504
                                                                     --------       --------
INVESTING ACTIVITIES:
  Capital expenditures                                                 (9,903)        (5,885)
  Acquisition of businesses, net of cash acquired                          --        (21,505)
  Proceeds from property damage claim                                     872             --
  Other investments                                                    (1,500)            --
                                                                     --------       --------
      NET CASH USED IN INVESTING ACTIVITIES                           (10,531)       (27,390)
                                                                     --------       --------
FINANCING ACTIVITIES:
  Cash overdraft                                                          605            173
  Net increase in short-term debt                                         313          1,978
  Proceeds from long-term debt                                         11,046          5,740
  Payments of long-term debt                                             (509)          (130)
  Proceeds from principal shareholder                                      62             --
                                                                     --------       --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                        11,517          7,761
                                                                     --------       --------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,011        (19,125)
CASH AND CASH EQUIVALENTS at beginning of period                        2,308         24,221
                                                                     --------       --------

      CASH AND CASH EQUIVALENTS at end of period                     $  3,319       $  5,096
                                                                     ========       ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (In Thousands)

1.    General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1999 and June 30, 1999 and the results of operations and cash flows for the three months and six months ended December 31, 1999 and 1998.

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

      The results of operations for the three months and six months ended December 31, 1999 and 1998 are not indicative of results for the full year.

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

      The unaudited consolidated results of operations on a pro forma basis as if such acquisition had occurred at the beginning of fiscal 1998 are as follows:

                                                                Six Months Ended
                                                               December 31, 1998
                                                               -----------------
            Net Sales                                              $141,461
            Net Loss                                                 (3,869)

3.    Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods, however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at December 31, 1999 and June 30, 1999 are based on perpetual records and consist of the following:

                                     December 31,         June 30,
                                        1999               1999
                                     ------------         -------
            Raw materials              $25,868            $24,499
            Work-in-process              6,868              5,409
            Finished goods              24,375             21,522
                                       -------            -------
                                       $57,111            $51,430
                                       =======            =======

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

4.    Comprehensive Income

      The Company's comprehensive loss amounts were computed as follows:

                                               Three Months Ended                       Six Months Ended
                                                   December 31,                            December 31,
                                            ---------------------------             ---------------------------
                                             1999                1998                1999                1998
                                            -------             -------             -------             -------
            Net loss                        $  (746)            $(1,248)            $(2,731)            $(2,337)
            Change in foreign currency
              translation adjustments          (474)               (210)                910                  66
                                            -------             -------             -------             -------
            Total comprehensive loss        $(1,220)            $(1,458)            $(1,821)            $(2,271)
                                            =======             =======             =======             =======

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

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,738 as of December 31, 1999, which is included in current and long-term liabilities.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

6.    Business Segments

      The Company operates in two business segments: AgChem and Industrial Chemicals. The AgChem segment manufactures and markets a variety of animal nutrition and health products, copper based fungicides and growth regulators. The Industrial Chemicals segment manufactures and markets a number of specialty organic and inorganic intermediate chemicals for use in a broad variety of industrial chemical applications. The Company aggregates certain operating segments into its reportable segments. Management evaluates the performance of its operating segments and allocates resources based on operating income. Transfers between segments are priced at amounts that include a manufacturing profit except that transfers of $2,682 and $2,508 for the three months ended December 31, 1999 and 1998, respectively, and $3,599 and $3,941 for the six months ended December 31, 1999 and 1998, respectively, from the Industrial Chemicals group to the AgChem group are recorded at the cost of product transferred. Other includes corporate expenses and elimination of intersegment revenues.

                                                     Industrial
                                           AgChem     Chemicals
                                           Group        Group        Other            Total
                                          -------      -------      -------          -------
Three Months Ended December 31, 1999
Revenues - external customers             $44,194      $34,033      $    --          $78,227
- intersegment                              1,223        6,378       (7,601)               0
                                          -------      -------      -------          -------
Total revenues                            $45,417      $40,411      $(7,601)         $78,227
                                          =======      =======      =======          =======
Operating income (loss)                   $ 2,354      $ 3,698      $(2,708)(1)      $ 3,344

                                                     Industrial
                                          AgChem      Chemicals
                                           Group        Group        Other            Total
                                          -------      -------      -------          -------
Three Months Ended December 31, 1998
Revenues - external customers             $39,734      $33,159      $    --          $72,893
         - intersegment                     1,144        6,036       (7,180)               0
                                          -------      -------      -------          -------
Total revenues                            $40,878      $39,195      $(7,180)         $72,893
                                          =======      =======      =======          =======
Operating income (loss)                   $ 2,490      $ 1,957      $(2,275)(1)      $ 2,172

----------
(1)   Represents corporate expenses and intercompany profit eliminations.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

6.    Business Segments (Continued)

                                                   Industrial
                                         AgChem     Chemicals
                                          Group       Group         Other            Total
                                        --------     --------     --------          --------
Six Months Ended December 31, 1999
Revenues - external customers           $ 80,009     $ 68,537     $     --          $148,546
         - intersegment                    2,895       10,325      (13,220)                0
                                        --------     --------     --------          --------
Total revenues                          $ 82,904     $ 78,862     $(13,220)         $148,546
                                        ========     ========     ========          ========
Operating income (loss)                 $  3,137     $  5,845     $ (4,853)(1)      $  4,129

                                                    Industrial
                                         AgChem      Chemicals
                                          Group        Group        Other            Total
                                        --------     --------     --------          --------
Six Months Ended December 31, 1998
Revenues - external customers           $ 75,307     $ 56,795     $     --          $132,102
         - intersegment                    2,219       11,300      (13,519)                0
                                        --------     --------     --------          --------
Total revenues                          $ 77,526     $ 68,095     $(13,519)         $132,102
                                        ========     ========     ========          ========
Operating income (loss)                 $  2,574     $  3,884     $ (3,670)(1)      $  2,788

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

                        PHILIPP BROTHERS CHEMICALS INC.
               CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                            AS OF DECEMBER 31, 1999
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                            U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                            Parent           Subsidiaries       Non-Guarantors      Adjustments        Balance
--------------------------------------------------------------------------------------------------------------------------------
                      Assets
Current Assets:
Cash and cash equivalents                  $       7           $     508          $   2,804                           $   3,319
Trade receivables                              4,794              27,431             24,675                              56,900
Other receivables                                964               4,299              1,889                               7,152
Inventory                                      6,054              31,362             19,695                              57,111
Prepaid expenses and other                     4,235               1,560              2,258                               8,053
                                           ------------------------------------------------------------------------------------
  Total current assets                        16,054              65,160             51,321                  --         132,535
                                           ====================================================================================

Property, plant & equipment, net                 828              18,491             50,808                              70,127
Intangibles                                       18               2,477              4,241                               6,736
Investment in subsidiaries                    64,165               1,533             (3,142)            (62,556)              0
Intercompany                                  58,712             (21,359)             3,274             (40,627)              0
Other assets                                  13,021               8,874              3,855                              25,750
                                           ------------------------------------------------------------------------------------
  Total assets                             $ 152,798           $  75,176          $ 110,357           $(103,183)      $ 235,148
                                           ====================================================================================

                      Liabilities and Stockholders Equity
Current Liabilities:
Cash overdraft                             $     533           $   1,091          $     419                           $   2,043
Loan payable to banks                             --                  --              2,799                               2,799
Current portion of long term debt                 19               1,653                 10                               1,682
Accounts payable                               1,397              11,763             15,638                              28,798
Other loans payable                               --                  --                715                                 715
Accrued expenses and other                     2,984              13,552              5,077                              21,613
                                           ------------------------------------------------------------------------------------
  Total current liabilities                    4,933              28,059             24,658                  --          57,650
                                           ------------------------------------------------------------------------------------
Long term debt                               122,556               1,748             60,716             (40,627)        144,393
Other liabilities                              1,891               5,776              3,304                              10,971

Redeemable securities:
Common stock                                   2,180                                                                      2,180
Common stock of subsidiary                                           330                                                    330
                                           ------------------------------------------------------------------------------------
                                               2,180                 330                 --                  --           2,510
                                           ------------------------------------------------------------------------------------
    Stockholders' equity

Series "A" preferred stock                       521                  --                 --                                 521
Common stock                                       2                  32                125                (157)              2
Paid in capital                                  878              34,040              2,670             (36,710)            878
Retained earnings                             20,024               5,161             20,528             (25,689)         20,024
Accumulated other comprehensive
  income (loss) - cumulative currency
  translation adjustment                        (187)                 30             (1,644)                  0          (1,801)
                                           ------------------------------------------------------------------------------------
    Total Stockholders' equity                21,238              39,263             21,679             (62,556)         19,624
                                           ------------------------------------------------------------------------------------

    Total liabilities and equity           $ 152,798           $  75,176          $ 110,357           $(103,183)      $ 235,148
                                           ====================================================================================

                        PHILIPP BROTHERS CHEMICALS INC.
               CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                              AS OF JUNE 30, 1999
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                            U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                            Parent           Subsidiaries       Non-Guarantors      Adjustments        Balance
--------------------------------------------------------------------------------------------------------------------------------
                      Assets
Current Assets:
Cash and cash equivalents                  $     393           $     166          $   1,749                           $   2,308
Trade receivables                              6,091              31,838             31,184                              69,113
Other receivables                                993               5,684              3,284                               9,961
Inventory                                      4,212              26,543             20,675                              51,430
Prepaid expenses and other                     1,964               1,580              3,729                               7,273
                                           ------------------------------------------------------------------------------------
  Total current assets                        13,653              65,811             60,621                  --         140,085
                                           ====================================================================================
Property, plant & equipment, net                 964              17,377             47,699                              66,040

Intangibles                                      268               2,668              4,023                               6,959
Investment in subsidiaries                    67,264               1,386             (2,995)            (65,655)              0
Intercompany                                  52,393             (13,790)               364             (38,967)              0
Other assets                                  11,604               8,833              3,852                              24,289
                                           ------------------------------------------------------------------------------------
  Total assets                             $ 146,146           $  82,285          $ 113,564           $(104,622)      $ 237,373
                                           ====================================================================================

                      Liabilities and Stockholders Equity

Current Liabilities:
Cash overdraft                             $     277           $     213          $     948                           $   1,438
Loan payable to banks                             --                  --              3,019                               3,019
Current portion of long term debt                 94               1,345                 11                               1,450
Accounts payable                               1,967              14,312             19,981                              36,260
Other loans payable                               32                  --                150                                 182
Accrued expenses and other                     2,660              17,385              5,027                              25,072
                                           ------------------------------------------------------------------------------------
  Total current liabilities                    5,030              33,255             29,136                  --          67,421
                                           ------------------------------------------------------------------------------------
Long term debt                               113,541                 620             58,894             (38,967)        134,088
Other liabilities                              1,876               5,981              3,667                              11,524
Redeemable securities:
Common stock                                   2,376                                                                      2,376
Common stock of subsidiary                                           581                                                    581
                                           ------------------------------------------------------------------------------------
                                               2,376                 581                 --                  --           2,957
                                           ------------------------------------------------------------------------------------
    Stockholders' equity
Series "A" preferred stock                       521                  --                 --                                 521
Common stock                                       2                  32                127                (159)              2
Paid in capital                                  878              34,040              2,654             (36,756)            816
Retained earnings                             23,096               7,745             20,654             (28,740)         22,755
Accumulated other comprehensive
  income (loss) - cumulative currency
  translation adjustment                      (1,174)                 31             (1,568)                 --          (2,711)
                                           ------------------------------------------------------------------------------------
    Total Stockholders' equity                23,323              41,848             21,867             (65,655)         21,383
                                           ------------------------------------------------------------------------------------

    Total liabilities and equity           $ 146,146           $  82,285          $ 113,564            (104,622)      $ 237,373
                                           ====================================================================================

                        PHILIPP BROTHERS CHEMICALS INC.
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                            U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                            Parent           Subsidiaries       Non-Guarantors      Adjustments        Balance
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                  $  8,735            $ 45,008           $ 34,596            $(10,112)       $ 78,227

Cost of goods sold                            6,974              32,506             25,360             (10,112)         54,728
                                           -----------------------------------------------------------------------------------

  Gross profit                                1,761              12,502              9,236                   0          23,499

Selling, general, and
  administrative expenses                     3,295              11,134              5,726                              20,155
                                           -----------------------------------------------------------------------------------

Operating (loss) income                      (1,534)              1,368              3,510                   0           3,344

Interest expense                              1,947                  77              1,574                               3,598

Interest income                                  (5)                 (1)               (77)                                (83)

Other expense                                (1,000)                 --              2,134                               1,134

Intercompany allocation                      (2,622)              2,622                 --                                   0

(Profit) loss relating to subsidiaries        1,286                  --                 --              (1,286)              0
                                           -----------------------------------------------------------------------------------

(Loss) income before income taxes            (1,140)             (1,330)              (121)              1,286          (1,305)

Benefit (Provision) for income taxes           (394)               (484)               319                  --            (559)
                                           -----------------------------------------------------------------------------------

Net (loss) income                          $   (746)           $   (846)          $   (440)           $  1,286        $   (746)
                                           ===================================================================================

                        PHILIPP BROTHERS CHEMICALS INC.
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                            U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                            Parent           Subsidiaries       Non-Guarantors      Adjustments        Balance
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                  $  8,742            $ 39,159           $ 33,441            $ (8,449)       $ 72,893

Cost of goods sold                            7,571              29,789             24,161              (8,449)         53,072
                                           -----------------------------------------------------------------------------------

  Gross profit                                1,171               9,370              9,280                   0          19,821

Selling, general, and
  administrative expenses                     2,861               8,341              6,447                              17,649
                                           -----------------------------------------------------------------------------------

Operating (loss) income                      (1,690)              1,029              2,833                   0           2,172

Interest expense                              1,492                  78              1,727                               3,297

Interest income                                 (46)                 --                (84)                               (130)

Other expense                                     0                  --                848                                 848

Intercompany allocation                      (2,295)              2,260                 35                                   0

(Profit) loss relating to subsidiaries          697                  --                 --                (697)              0
                                           -----------------------------------------------------------------------------------

(Loss) income before income taxes            (1,538)             (1,309)               307                 697          (1,843)

Benefit (Provision) for income taxes           (290)               (366)                61                  --            (595)
                                           -----------------------------------------------------------------------------------

Net (loss) income                          $ (1,248)           $   (943)          $    246            $    697        $ (1,248)
                                           ===================================================================================

                        PHILIPP BROTHERS CHEMICALS INC.
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                            U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                            Parent           Subsidiaries       Non-Guarantors      Adjustments        Balance
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                  $  17,445           $  82,769          $  67,591           $ (19,259)      $ 148,546

Cost of goods sold                            14,032              60,507             49,676             (19,259)        104,956
                                           ------------------------------------------------------------------------------------

  Gross profit                                 3,413              22,262             17,915                   0          43,590

Selling, general, and
  administrative expenses                      6,473              20,982             12,006                              39,461
                                           ------------------------------------------------------------------------------------

Operating (loss) income                       (3,060)              1,280              5,909                   0           4,129

Interest expense                               3,879                 119              2,990                               6,988

Interest income                                  (12)                 (1)              (162)                               (175)

Other expense                                   (912)                 --              2,947                               2,035

Intercompany allocation                       (5,212)              5,212                 --                                   0

(Profit) loss relating to subsidiaries         2,712                  --                 --              (2,712)              0
                                           ------------------------------------------------------------------------------------

(Loss) income before income taxes             (3,515)             (4,050)               134               2,712          (4,719)

Benefit (Provision) for income taxes            (784)             (1,465)               261                  --          (1,988)
                                           ------------------------------------------------------------------------------------

Net (loss) income                          $  (2,731)          $  (2,585)         $    (127)          $   2,712       $  (2,731)
                                           ====================================================================================

                        PHILIPP BROTHERS CHEMICALS INC.
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                            U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                            Parent           Subsidiaries       Non-Guarantors      Adjustments        Balance
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                  $  16,690           $  75,798          $  53,342           $  (5,277)      $ 140,553

Cost of goods sold                            13,971              58,438             41,021              (5,277)        108,153
                                           ------------------------------------------------------------------------------------

  Gross profit                                 2,719              17,360             12,321                   0          32,400

Selling, general, and
  administrative expenses                      5,439              15,295              8,878                              29,612
                                           ------------------------------------------------------------------------------------

Operating (loss) income                       (2,720)              2,065              3,443                   0           2,788

Interest expense                               3,265                 166              2,588                               6,019

Interest income                                 (348)                 --               (125)                               (473)

Other expense                                     --                  --              1,188                               1,188

Intercompany allocation                       (4,801)              4,801                  0                                   0

(Profit) loss relating to subsidiaries         1,779                  --                 --              (1,779)              0
                                           ------------------------------------------------------------------------------------

(Loss) income before income taxes             (2,615)             (2,902)              (208)              1,779          (3,946)

Benefit for income taxes                        (278)             (1,133)              (198)                 --          (1,609)
                                           ------------------------------------------------------------------------------------

Net (loss) income                          $  (2,337)          $  (1,769)         $     (10)          $   1,779       $  (2,337)
                                           ====================================================================================

                        PHILIPP BROTHERS CHEMICALS INC.
          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                            U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                            Parent           Subsidiaries       Non-Guarantors      Adjustments        Balance
--------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                          $ (2,731)           $ (2,585)          $   (127)           $  2,712        $ (2,731)
Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                 273               2,197              3,512                               5,982
  Other                                       1,106                (407)              (359)                                340

Changes in operating assets
  and liabilities:
Accounts receivable                           1,297               4,357              6,507                              12,161
Inventory                                    (1,842)             (4,819)               979                              (5,682)
Prepaid expenses and other                   (2,243)                533              3,380                               1,670
Other assets                                      6                 (76)              (207)                               (277)
Intercompany                                 (3,607)              7,426             (1,107)             (2,712)              0
Accounts payable                               (570)             (2,550)            (4,343)                             (7,463)
Accrued expenses and other                      323              (3,835)              (463)                             (3,975)
                                           -----------------------------------------------------------------------------------

Net cash (used in) provided by
  operating activities                       (7,988)                241              7,772                   0              25
                                           -----------------------------------------------------------------------------------

Investing activities:
Capital expenditures                            (62)             (3,085)            (6,756)                             (9,903)
Proceeds from property damage claim              --                 872                 --                                 872
Other investments                            (1,500)                 --                 --                              (1,500)
                                           -----------------------------------------------------------------------------------
Net cash used in investing activities        (1,562)             (2,213)            (6,756)                 --         (10,531)
                                           -----------------------------------------------------------------------------------

Financing activities:
Cash overdraft                                  256                 878               (529)                                605
Net (decrease) increase in short
  term debt                                     (32)                 --                345                                 313
Proceeds from long term debt                  9,015               1,545                486                              11,046
Payments of long term debt                      (75)               (109)              (325)                               (509)
Proceeds from principal shareholder              --                  --                 62                                  62
                                           -----------------------------------------------------------------------------------

Net cash provided by financing
  activities                                  9,164               2,314                 39                   0          11,517
                                           -----------------------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents                             (386)                342              1,055                   --          1,011

Cash and cash equivalents at
  beginning of year                             393                 166              1,749                               2,308
                                           -----------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                           $      7            $    508           $  2,804            $     --        $  3,319
                                           ===================================================================================

                        PHILIPP BROTHERS CHEMICALS INC.
          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                            U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                            Parent           Subsidiaries       Non-Guarantors      Adjustments        Balance
--------------------------------------------------------------------------------------------------------------------------------
Operating activities:

Net (loss) income                          $ (2,337)           $ (1,769)          $    (10)           $  1,779        $ (2,337)
Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                 232               1,793              3,041                               5,066
  Other                                         103                (249)               847                                 701

Changes in operating assets and
  liabilities, net of effects of
  businesses acquired:
Accounts receivable                             420               8,865              3,395                              12,680
Inventory                                       926              (6,167)            (3,452)                             (8,693)
Prepaid expenses and other                   (2,966)               (896)             3,964                                 102
Other assets                                   (176)                  0               (122)                               (298)
Intercompany                                (14,892)              5,463             11,208              (1,779)              0
Accounts payable                               (663)               (468)            (3,218)                             (4,349)
Accrued expenses and other                   (1,035)             (1,232)              (101)                             (2,368)
                                           -----------------------------------------------------------------------------------

Net cash (used in) provided by
  operating activities                      (20,388)              5,340             15,552                  --             504
                                           -----------------------------------------------------------------------------------

Investing activities:
Capital expenditures                            (97)             (2,997)            (2,791)                             (5,885)
Acquisition of businesses,
  net of cash acquired                           --              (2,505)           (19,000)                            (21,505)
                                           -----------------------------------------------------------------------------------

Net cash used in investing activities           (97)             (5,502)           (21,791)                 --         (27,390)
                                           -----------------------------------------------------------------------------------

Financing activities:
Cash overdraft                                   30                 (42)               185                                 173
Net (decrease) increase in short
  term debt                                    (909)                 --              2,887                               1,978
Proceeds from long term debt                  3,400                  75              2,265                               5,740
Payments of long term debt                      (53)                (77)                --                                (130)
                                           -----------------------------------------------------------------------------------

Net cash provided by (used in)
  financing activities                        2,468                 (44)             5,337                  --           7,761
                                           -----------------------------------------------------------------------------------

Net (decrease) in cash and
  cash equivalents                          (18,017)               (206)              (902)                 --         (19,125)

Cash and cash equivalents
  at beginning of year                       18,312                 928              4,981                              24,221
                                           -----------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                           $    295            $    722           $  4,079            $     --        $  5,096
                                           ===================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      On October 1, 1998, the Company acquired (the "ODDA Acquisition") all of the outstanding capital stock of ODDA Smelteverk, AS, a Norwegian Company, and certain assets of the business of BOC Carbide Industries in the United Kingdom (together "ODDA") from the BOC Group Plc for $19 million in cash and $18.2 million in debt. The operating results of ODDA are included in the Company's consolidated statements of operations, as part of the Industrial Chemicals segment, from the date of acquisition.

Results of Operations

                                                                  Sales
                                                                 ($000's)
                                            Three Months Ended             Six Months Ended
                                                December 31,                  December 31,
                                         ------------------------       -------------------------
Operating Segments                          1999           1998            1999            1998
                                         ---------      ---------       ---------       ---------
  AgChem                                 $  45,417      $  40,878       $  82,904       $  77,526
  Industrial Chemicals                      40,411         39,195          78,862          68,095
  Elimination of intersegment sales         (7,601)        (7,180)        (13,220)        (13,519)
                                         ---------      ---------       ---------       ---------
                                         $  78,227      $  72,893       $ 148,546       $ 132,102
                                         =========      =========       =========       =========

                                                           Operating Income
                                                               ($000's)
                                            Three Months Ended           Six Months Ended
                                               December 31,                December 31,
                                           ---------------------       ---------------------
Operating Segments                          1999          1998          1999          1998
                                           -------       -------       -------       -------
  AgChem                                   $ 2,354       $ 2,490       $ 3,137       $ 2,574
  Industrial Chemicals                       3,698         1,957         5,845         3,884
  Corporate expenses and eliminations       (2,708)       (2,275)       (4,853)       (3,670)
                                           -------       -------       -------       -------
                                           $ 3,344       $ 2,172       $ 4,129       $ 2,788
                                           =======       =======       =======       =======

Comparison of Three Months Ended December 31, 1999 and 1998

      Net Sales. Net sales increased by $5.3 million, or 7.3% to $78.2 million in the three months ended December 31, 1999, as compared to the same period of the prior year. Industrial Chemicals sales were higher by $1.2 million primarily due to higher volume sales of coal fly ash products ($1.2 million) and higher volume sales of inorganic intermediate products primarily to the wood treating industry ($1.2 million) due to increased demand. This increase was partially offset by lower sales volumes and prices of dicyandiamide and calcium carbide ($1.5 million). AgChem sales were higher by $4.5 million as compared to the prior period primarily as a result of higher volume sales of the Company's crop protection chemicals ($2.1 million) due to increased demand and introduction of new generic fungicides and higher volumes of feed pre-mix ($2.0 million) due mainly to the acquisition of a feed pre-mix business in December 1998. Higher volume sales of the Company's animal nutrition and health products for coccidiostats ($.3 million) also contributed to this increase.

      Gross Profit. Gross profit increased by $3.7 million or 18.5% to $23.5 million as compared to the same period of the prior year. This increase was primarily attributable to higher profits ($2.1 million) from increased sales in the Company's Industrial Chemicals segment due to higher volume sales of coal fly ash products and higher volume sales of inorganic intermediate products principally to the wood treating industry. Gross profit of the Company's AgChem segment was higher ($1.6 million) primarily due to higher volume sales and lower costs, principally raw materials, for the company's coccidiostats and higher volume sales of the Company's crop protection chemicals. These factors also resulted in an increase in gross profit as a percentage of net sales increased to 30% in the quarter ended December 31, 1999 as compared to 27.2% in the same period of the prior year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million or 14% to $20.1 million for the three months ended December 31, 1999, as compared to the same period of the prior year. In the Industrial Chemicals segment, this increase ($.3 million) was primarily due to higher net distribution and administrative expenses associated with increased sales of coal fly ash and intermediate chemicals. In the AgChem segment, higher fixed selling and product promotion expenses associated with the Company's crop protection products ($2.0 million) contributed to the increase.

      Operating Income. Operating income increased by $1.2 million or 53.9% to $3.3 million in the three months ended December 31, 1999, as compared to the same period of the prior year. Operating income of the Industrial Chemicals segment increased by $1.7 million primarily due to increased profitability of coal fly ash products and intermediate chemicals. Operating income of the AgChem segment decreased by $.1 million primarily due to increased selling expenses associated with crop protection products offsetting increased profitability of the Company's animal health and nutrition products. In addition, non-segment operating expenses increased by $.4 million in the three months ended December 31, 1999 as compared to the same period of the prior year.

      Interest Expense. Interest expense increased by $.3 million or 9.1% to $3.6 million in the three months ended December 31, 1999, as compared to the same period of the prior year primarily due to increased bank borrowings.

      Other Expense, Net. Other expense, net, principally reflects foreign currency transaction gain and losses of the Company's foreign subsidiaries.

      Income Taxes. The Company provides a benefit on interim period losses to the extent income is projected for the full fiscal year.

Comparison of Six Months Ended December 31, 1999 and 1998

      Net Sales. Net sales increased by $16.4 million, or 12.5% to $148.6 million in the six months ended December 31, 1999, as compared to the same period of the prior year. Industrial Chemicals sales were higher by $10.8 million primarily due to dicyandiamide and calcium carbide sales ($6.8 million) as a result of the ODDA Acquisition in October 1998, higher volume sale of coal fly ash products ($3.3 million) and higher volume sales of inorganic intermediate products, primarily to the wood treatment industry ($1.1 million) due to increased demand. AgChem sales were higher by $5.4 million primarily due to higher volume sales of the Company's animal nutrition and health products, primarily coccidiostats ($1.9 million) and feed pre-mixes ($2.0 million) due to the December 1998 acquisition of a feed pre-mix business and higher volume sales of the Company's crop protection chemicals ($1.1 million) due to increased demand and introduction of new generic fungicides.

      Gross Profit. Gross profit increased by $11.2 million or 34.5% to $43.6 million as compared to the same period of the prior year. This increase was primarily attributable to higher profits ($8.0 million) from increased sales in the Company's Industrial Chemicals segment due to the ODDA Acquisition, higher volume sales of coal fly ash products and inorganic intermediate products principally to the wood treating industry. Gross profit of the Company's AgChem segment was higher ($3.4 million) than the comparable prior period, primarily due to higher volume sales and lower costs, principally raw materials, for the Company's coccidiostats and higher volume sales of the Company's crop protection chemicals. These factors also resulted in an increase in gross profit as a percentage of net sales increased to 29.3% in the six months ended December 31, 1999 as compared to 24.5% in the same period of the prior year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.8 million or 33.3% to $39.5 million in the six months ended December 31, 1999, as compared to the same period of the prior year. In the Industrial Chemicals segment, this increase was primarily due to the ODDA Acquisition ($3.2 million) and higher distribution expenses associated with increased sales of the Company's coal fly ash products ($2.0 million). In the AgChem segment, higher fixed selling and product promotion expenses associated with the Company's crop protection products ($2.8 million) contributed to the increase.

      Operating Income. Operating income increased by $1.3 million or 48.1% to $4.1 million in the six months ended December 30, 1999, as compared to the same period of the prior year. Operating income of the Industrial Chemicals segment increased by $2.0 million due to increased profitability of coal fly ash products and intermediate chemicals. Operating income of the AgChem segment increased by $.6 million primarily due to increased profitability of the Company's animal health and nutrition products which was somewhat offset by increased selling expenses associated with crop protection product sales. In addition, non-segment operating expenses increased by $1.2 million in the six months ended December 31, 1999 as compared to the same period of the prior year.

      Interest Expense. Interest expense increased by $1.0 million or 16.1% to $7.0 million in the six months ended December 31, 1999, as compared to the same period of the prior year primarily due to increased bank borrowings.

      Other Expense, Net. Other expense, net, principally reflects foreign currency transaction gain and losses of the Company's foreign subsidiaries.

      Income Taxes. The Company provides a benefit on interim period losses to the extent income is projected for the full fiscal year.

                        PHILIPP BROTHERS CHEMICALS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Net cash provided by operations for the six months ended December 31, 1999 was $.1 million, a decrease of $.4 million from the same period of the prior year. This decrease was primarily due to less favorable changes in working capital components including payments associated with separation of employment of a key executive and payments for obtaining label registration rights for generic fungicides.

      In addition, reflected in the six months ended December 31, 1999 is $1.1 million of advance payments received from the Company's insurance carriers for reimbursable business interruption losses in connection with a fire in April 1999 at the Company's Bowmanstown, Pennsylvania facility.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended December 31, 1999 was $10.5 million, a decrease of $16.9 million. The six months ended December 31, 1998 reflects the purchase of ODDA ($19.0 million) and acquisition of a feed pre-mix business ($2.5 million). The increase in capital expenditures was primarily due to expenditures by ODDA (acquired October 1, 1998) for increased production capacity. Also, in 1999, the Company acquired minority equity interests in two businesses for a combined $1.5 million.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended December 31, 1999 was $11.5 million, an increase of $3.8 million primarily due to increased borrowing under the Company's credit facility and proceeds from long-term equipment financing which was somewhat offset by repayments of short-term debt by certain of the Company's foreign subsidiaries.

      Liquidity. As of December 31, 1999, the Company had $74.9 million of working capital and $72.7 million at June 30, 1999. Cash on hand at December 31, 1999 amounted to $3.3 million, as compared to $2.3 million at June 30, 1999.

      At December 31, 1999, the Company had $22.4 million outstanding borrowings under its Credit Agreement with PNC Bank. In addition to amounts outstanding, the Company had $9.7 million available under the borrowing base formula. The Company expects that cash flows from operations and available borrowing arrangements will provide sufficient working capital to operate the Company's business, to make expected capital expenditures and service interest and principal on outstanding debt and meet the Company's foreseeable liquidity requirement for the next twelve months.

      In January 2000, the Company sold its minority interest in Tyssefaldene, a company which operates power stations in the region in which ODDA is located. The sale proceeds of $18.8 million will primarily be used for debt repayment, capital expenditures and payment of related income taxes. The Company expects to record a gain on the sale in the third quarter. As a result of the sale, ODDA's ability to buy power at cost will terminate and ODDA will purchase power at prevailing market rates.

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

Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt is considered to be representative of their fair value because of their short maturities. As of December 31, 1999, the fair value of the Company's senior subordinated debt is estimated based on quoted market rates is $88.5 million and the related carrying amount is $100 million. A 100 basis point increase in interest rates could result in approximately $6.0 million reduction in the fair value of total debt.

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

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At December 31, 1999, the fair value did not differ materially from its carrying amount. Based on the limited amount of foreign currency contracts at December 31, 1999, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at December 31, 1999, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At December 31, 1999, the contract values of these letters of credit and surety bonds were $1.4 million and their fair values did not differ materially from their carrying amount.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at December 31, 1999 would not be material when compared to the Company's earnings and financial position.

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

      The term "Year 2000 ("Y2K") Issue" is a general term used to describe the various problems potentially resulting from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 was approached and reached. These problems generally arose from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Y2K computer software compliance issues affect the Company and most companies in the world.

      Prior to December 31, 1999, the Company conducted a review of its core management information systems and equipment with embedded chips or processors ("Management Systems") used in the Company's operations, and also its internal manufacturing systems at its plants, including computer-based manufacturing, logistical and related systems ("Manufacturing Systems").

      Over the last three years, the Company replaced or upgraded most of its Management Systems and Manufacturing Systems. The Company substantially upgraded its desktop computers, networks and servers and software applications and packages. The Company has expended approximately $587,000, $920,000 and $245,000 in the fiscal years ended June 30, 1997, 1998 and 1999, respectively, towards compliance with Y2K Issues. Such amounts during such periods were allocated as follows: for 1997, $72,700 for hardware, $9,000 for software, $300,800 for outside consultants and $205,000 for internal costs; for 1998, $229,700 for hardware, $35,600 for software, $235,000 for outside consultants and $420,000 for internal costs; for 1999, $168,000 for hardware, $53,000 for software, $24,000 for outside consultants and nominal internal costs. The Company believes that its Manufacturing Systems worldwide are currently in Y2K compliance. The Company expended approximately $150,000 during the second half of 1999, of which approximately $30,000 was spent on hardware, $70,000 on software modifications and systems testing by outside consultants and $50,000 was allocated to internal costs and contingencies.

      Subsequent to January 1, 2000, the Company has experienced no interruption in, or failure of, normal business activities or operations due to a Y2K Issue. The Company believes that the implementation of new business systems and the completion of the Company's Y2K modifications successfully mitigated the possibility of significant interruptions of normal operations.

Certain Factors Affecting Future Operating Results

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following: the Company's substantial leverage and potential inability to service its debt; the Company's dependence on distributions from its subsidiaries; risks associated with the Company's international operations; the Company's dependence on its Israeli operations; competition in each of the Company's markets; potential environmental liability; extensive regulation by numerous government authorities in the United States and other countries; significant cyclical price fluctuation for the principal raw materials used by the

Company in the manufacture of its products; the Company's reliance on the continued operation and sufficiency of its manufacturing facilities; the Company's dependence upon unpatented trade secrets; the risks of legal proceedings and general litigation expenses; potential operating hazards and uninsured risks; the risk of work stoppages; the Company's dependence on key personnel; the uncertain impact of the Company's acquisition plans; and the seasonality of the Company's business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Part I -- Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk."

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Exhibit No.             Description
      -----------             -----------
      27                      Financial Data Schedule

      (b)   Reports on Form 8-K

      No report on Form 8-K has been filed during the quarter ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PHILIPP BROTHERS CHEMICALS, INC.


Date: February 10, 2000          By: /s/ NATHAN Z. BISTRICER
                                     -------------------------------------------
                                     Nathan Z. Bistricer, Vice President and
                                       Chief Financial Officer


Date: February 10, 2000          By: /s/ JOSEPH KATZENSTEIN
                                     -------------------------------------------
                                     Joseph Katzenstein, Treasurer and Secretary