Form 10-Q
period 2000-03-31
PHILIPP BROTHERS CHEMICALS INC
filed 2000-05-15
CIK 1069899

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

                  For the quarterly period ended March 31, 2000

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

                     Yes |X|                      No |_|

Number of shares of each class of common stock outstanding as of May 12, 2000:

                 Class A Common Stock, $.10 par value 12,600.00
                 Class B Common Stock, $.10 par value 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I FINANCIAL INFORMATION (UNAUDITED)

       Item 1. Condensed Financial Statements                                4
               Condensed Consolidated Balance Sheets                         5
               Condensed Consolidated Statements of Operations               6
               Condensed Consolidated Statements of Changes in
                Stockholders' Equity                                         7
               Condensed Consolidated Statements of Cash Flows               8
               Notes to Condensed Consolidated Financial Statements          9
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          22
       Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                                 28

PART II OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                             29

SIGNATURES                                                                  30

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)

                                                                           March 31,     June 30,
                                                                             2000          1999
                                                                           ---------    ---------
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $   5,986    $   2,308
   Trade receivables, less allowance for doubtful accounts of $974
     at March 31, 2000 and $886 at June 30,1999                               63,861       69,113
   Other receivables                                                           8,691        9,961
   Inventories                                                                61,791       51,430
   Prepaid expenses and other current assets                                   8,037        7,273
                                                                           ---------    ---------

        TOTAL CURRENT ASSETS                                                 148,366      140,085

PROPERTY, PLANT AND EQUIPMENT, net                                            71,877       66,040
INTANGIBLES                                                                    6,906        6,959
OTHER ASSETS                                                                  25,923       24,289
                                                                           ---------    ---------
                                                                           $ 253,072    $ 237,373
                                                                           =========    =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Cash overdraft                                                          $   3,283    $   1,438
   Loans payable to banks                                                      4,386        3,019
   Current portions of long-term debt                                          1,781        1,450
   Accounts payable                                                           33,740       36,260
   Other loans payable                                                           891          182
   Accrued expenses and other current liabilities                             25,971       25,072
                                                                           ---------    ---------

        TOTAL CURRENT LIABILITIES                                             70,052       67,421

LONG-TERM DEBT                                                               141,592      134,088
OTHER LIABILITIES                                                              9,481       11,524
                                                                           ---------    ---------
        TOTAL LIABILITIES                                                    221,125      213,033
                                                                           ---------    ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
   Common stock                                                                3,162        2,376
   Common stock of subsidiary                                                    330          581
                                                                           ---------    ---------
        TOTAL REDEEMABLE SECURITIES                                            3,492        2,957
                                                                           ---------    ---------
STOCKHOLDERS' EQUITY:
   Series A preferred stock                                                      521          521
   Common stock                                                                    2            2
   Paid-in capital                                                               878          816
   Retained earnings                                                          29,942       22,755
   Accumulated other comprehensive loss -
     cumulative currency translation adjustment                               (2,888)      (2,711)
                                                                           ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY                                            28,455       21,383
                                                                           ---------    ---------
                                                                           $ 253,072    $ 237,373
                                                                           =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)

                                         Three Months Ended        Nine Months Ended
                                              March 31,                March 31,
                                       ----------------------    ----------------------
                                          2000         1999        2000         1999
                                       ---------    ---------    ---------    ---------

NET SALES                              $  81,528    $  79,497    $ 230,074    $ 211,598

COST OF GOODS SOLD                        58,887       57,310      163,843      157,299
                                       ---------    ---------    ---------    ---------

   GROSS PROFIT                           22,641       22,187       66,231       54,299

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                               19,988       20,774       59,449       50,099
                                       ---------    ---------    ---------    ---------

   OPERATING INCOME                        2,653        1,413        6,782        4,200

OTHER:

   Interest expense                        3,777        3,258       10,765        9,276

   Interest income                          (292)         (95)        (467)        (569)

   Other expense, net                        743        1,173        2,778        2,361

   Gain from property damage claim          (550)          --         (550)          --

   Gain from sale of assets              (15,539)          --      (15,539)          --
                                       ---------    ---------    ---------    ---------

   INCOME (LOSS) BEFORE INCOME TAXES      14,514       (2,923)       9,795       (6,868)

PROVISION (BENEFIT) FOR INCOME TAXES       4,596         (847)       2,608       (2,455)
                                       ---------    ---------    ---------    ---------

     NET INCOME (LOSS)                 $   9,918    $  (2,076)   $   7,187    $  (4,413)
                                       =========    =========    =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
            FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)

                                                    Preferred
                                                      Stock         Common Stock                             Accumulated
                                                   ------------  -------------------                            Other
                                                                  Class       Class     Paid-in   Retained  Comprehensive
                                                    Series A       "A"         "B"      Capital   Earnings   Income (loss)   Total
                                                    --------     -------     -------    -------   --------  --------------  -------

BALANCE, JULY 1, 1999                                $   521     $     1     $     1    $   816    $22,755     $(2,711)     $21,383

Foreign currency translation adjustment                   --          --          --         --         --       1,384        1,384

Net loss                                                  --          --          --         --     (1,985)         --       (1,985)
                                                     -------     -------     -------    -------    -------     -------      -------

BALANCE, SEPTEMBER 30, 1999                              521           1           1        816     20,770      (1,327)      20,782

Foreign currency translation adjustment                                                                           (474)        (474)

Net loss                                                                                              (746)                    (746)

Receipt from principal shareholder                                                           62                                  62
                                                     -------     -------     -------    -------    -------     -------      -------

BALANCE, DECEMBER 31, 1999                               521           1           1        878     20,024      (1,801)      19,624

Foreign currency translation adjustment                                                                         (1,087)      (1,087)

Net Income                                                                                           9,918                    9,918
                                                     -------     -------     -------    -------    -------     -------      -------

BALANCE, MARCH 31, 2000                              $   521     $     1     $     1    $   878    $29,942     $(2,888)     $28,455
                                                     =======     =======     =======    =======    =======     =======      =======

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In Thousands)

                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES:
   Net income (loss)                                          $  7,187    $ (4,413)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                               9,223       7,840
     Gain from property damage claim                              (550)         --
     Gain from sale of assets                                  (15,539)         --
     Other                                                      (2,349)        163
     Changes in operating assets and liabilities,
        Accounts receivable                                      5,165       9,244
        Inventories                                            (10,779)     (9,142)
        Prepaid expenses and other current assets                  184      (1,333)
        Other assets                                              (805)     (1,553)
        Accounts payable                                        (2,520)     (5,326)
        Accrued expenses and other current liabilities              (8)      2,587
                                                              --------    --------

        NET CASH USED IN OPERATING ACTIVITIES                  (10,791)     (1,933)
                                                              --------    --------
INVESTING ACTIVITIES:
   Capital expenditures                                        (13,921)     (9,482)
   Acquisition of businesses, net of cash acquired                  --     (21,505)
   Proceeds from sale of assets                                 18,700          --
   Proceeds from property damage claim                             872          --
   Other investments                                            (3,000)         --
                                                              --------    --------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      2,651     (30,987)
                                                              --------    --------
FINANCING ACTIVITIES:
   Cash overdraft                                                1,845        (426)
   Net increase in short-term debt                               2,076       2,627
   Proceeds from long-term debt                                 19,249       9,210
   Payments of long-term debt                                  (11,414)       (414)
   Proceeds from principal shareholder                              62         370
                                                              --------    --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES               11,818      11,367
                                                              --------    --------

        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                       3,678     (21,553)

CASH AND CASH EQUIVALENTS at beginning of period                 2,308      24,221
                                                              --------    --------

        CASH AND CASH EQUIVALENTS at end of period            $  5,986    $  2,668
                                                              ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and June 30, 1999 and the results of operations and cash flows for the three months and nine months ended March 31, 2000 and 1999.

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

      The results of operations for the three months and nine months ended March 31, 2000 and 1999 are not indicative of results for the full year.

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

      The unaudited consolidated results of operations on a pro forma basis as if such acquisition had occurred at the beginning of fiscal 1999 are as follows:

                                                  Nine Months Ended
                                                    March 31, 1999
                                                  -----------------
           Net Sales                                    $220,957
           Net Loss                                       (5,945)

3. Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods, however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at March 31, 2000 and June 30, 1999 are based on perpetual records and consist of the following:

                                                March 31,     June 30,
                                                  2000          1999
                                                ---------    ---------
           Raw materials                         $25,424      $24,499
           Work-in-process                         8,050        5,409
           Finished goods                         28,317       21,522
                                                 -------      -------
                                                 $61,791      $51,430
                                                 =======      =======

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

4. Comprehensive Income

      The Company's comprehensive income (loss) amounts were computed as follows:

                                       Three Months Ended     Nine Months Ended
                                            March  31,            March 31,
                                       ------------------    ------------------
                                         2000      1999       2000       1999
                                       -------    -------    -------    -------
Net income (loss)                      $ 9,918    $(2,076)   $ 7,187    $(4,413)
Change in foreign currency
  translation adjustments               (1,087)      (923)      (177)      (857)
                                       -------    -------    -------    -------
Total comprehensive income (loss)      $ 8,831    $(2,999)   $ 7,010    $(5,270)
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

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,703 as of March 31, 2000, which is included in current and long-term liabilities.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

6. Business Segments

      The Company operates in two business segments: AgChem and Industrial Chemicals. The AgChem segment manufactures and markets a variety of animal nutrition and health products, copper based fungicides and growth regulators. The Industrial Chemicals segment manufactures and markets a number of specialty organic and inorganic intermediate chemicals for use in a broad variety of industrial chemical applications. The Company aggregates certain operating segments into its reportable segments. Management evaluates the performance of its operating segments and allocates resources based on operating income. Transfers between segments are priced at amounts that include a manufacturing profit except that transfers of $1,470 and $2,038 for the three months ended March 31, 2000 and 1999, respectively, and $5,069 and $5,979 for the nine months ended March 31, 2000 and 1999, respectively, from the Industrial Chemicals group to the AgChem group are recorded at the cost of product transferred. Other includes corporate expenses and elimination of intersegment revenues.

                                                       Industrial
                                          AgChem       Chemicals
                                          Group          Group          Other              Total
                                         -------       ----------      -------            -------
Three Months Ended March 31, 2000
Revenues - external customers            $45,977        $35,551        $    --            $81,528
         - intersegment                      908          5,397         (6,305)                 0
                                         -------        -------        -------            -------
Total revenues                           $46,885        $40,948        $(6,305)           $81,528
                                         =======        =======        =======            =======
Operating income (loss)                  $ 2,990        $ 1,841        $(2,178)(1)        $ 2,653

                                                       Industrial
                                          AgChem       Chemicals
                                          Group          Group          Other              Total
                                         -------       ----------      -------            -------
Three Months Ended March 31, 1999
Revenues - external customers            $45,881        $33,616        $    --            $79,497
         - intersegment                    1,381          6,236         (7,617)                 0
                                         -------        -------        -------            -------
Total revenues                           $47,262        $39,852        $(7,617)           $79,497
                                         =======        =======        =======            =======
Operating income (loss)                  $ 3,281        $   188        $(2,056)(1)        $ 1,413

----------
(1)   Represents corporate expenses and intercompany profit eliminations.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

6. Business Segments (Continued)

                                                       Industrial
                                         AgChem        Chemicals
                                         Group           Group            Other               Total
                                        --------       ----------       --------            --------
Nine Months Ended March 31, 2000
Revenues - external customers           $125,986        $104,088        $     --            $230,074
         - intersegment                    3,803          15,722         (19,525)                  0
                                        --------        --------        --------            --------
Total revenues                          $129,789        $119,810        $(19,525)           $230,074
                                        ========        ========        ========            ========
Operating income (loss)                 $  6,127        $  7,686        $ (7,031)(1)        $  6,782

                                                       Industrial
                                         AgChem        Chemicals
                                         Group           Group            Other               Total
                                        --------       ----------       --------            --------
Nine Months Ended March 31, 1999
Revenues - external customers           $121,188        $ 90,410        $     --            $211,598
         - intersegment                    3,600          17,536         (21,136)                  0
                                        --------        --------        --------            --------
Total revenues                          $124,788        $107,946        $(21,136)           $211,598
                                        ========        ========        ========            ========
Operating income (loss)                 $  5,855        $  4,072        $ (5,727)(1)        $  4,200

----------
(1)   Represents corporate expenses and intercompany profit eliminations.

7. Other Income

      In April 1999, the Company suffered inventory, real property and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. In the last quarter of fiscal 1999, the Company recorded a gain of $3.7 million for the excess of amounts reimbursable by the Company's insurance carrier over the net book value of the damaged property and equipment. In March 2000, the Company recorded an additional gain of $.6 million based upon additional reimbursements agreed to during the quarter by the insurance carrier. In addition, negotiations are continuing for reimbursement under business interruption coverage. No reimbursements have been recorded under this coverage to date.

      The Company's subsidiary, ODDA Smelteverk, AS, had a minority equity investment in a local hydroelectric power company and also held contracts for the purchase of hydroelectric power through the years 2006 to 2010. As a result of legislative, regulatory and market developments occurring in Norway since the 1998 acquisition, the Company was able to sell its investment and related power rights to a Norwegian "state-governed" power production company in January 2000. The net sales proceeds of $18.7 million exceeded the amortized value assigned to the investment and related power contracts as part of purchase accounting and a pre- and after-tax gain of $15.5 million and approximately $11 million, respectively, was recorded in the condensed consolidated statements of operations for the three months and nine months ended March 31, 2000.

8. Condensed Consolidating Financial Statements

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

                         PHILIPP BROTHERS CHEMICALS INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                              AS OF MARCH 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
                  Assets
Current Assets:
Cash and cash equivalents                         $     (15)      $     558          $   5,443                            $   5,986
Trade receivables                                     5,831          30,853             27,177                               63,861
Other receivables                                       859           4,615              3,217                                8,691
Inventory                                             4,502          35,287             22,002                               61,791
Prepaid expenses and other                            4,538           1,718              1,781                                8,037
                                                  ----------------------------------------------------------------------------------
        Total current assets                         15,715          73,031             59,620                 --           148,366
                                                  ----------------------------------------------------------------------------------

Property, plant & equipment, net                        762          21,187             49,928                               71,877
Intangibles                                              18           2,384              4,504                                6,906
Investment in subsidiaries                           75,658           1,533             (3,142)           (74,049)                0
Intercompany                                         67,884         (32,784)             1,997            (37,097)                0
Other assets                                         14,471           8,759              2,693                               25,923
                                                  ----------------------------------------------------------------------------------
        Total assets                              $ 174,508       $  74,110          $ 115,600          $(111,146)        $ 253,072
                                                  ==================================================================================

    Liabilities and Stockholders Equity
Current Liabilities:
Cash overdraft                                    $     202       $   1,025          $   2,056                            $   3,283
Loan payable to banks                                    --              --              4,386                                4,386
Current portion of long term debt                         0           1,693                 88                                1,781
Accounts payable                                      1,805          14,744             17,191                               33,740
Other loans payable                                     261              74                556                                  891
Accrued expenses and other                            5,457          10,783              9,731                               25,971
                                                  ----------------------------------------------------------------------------------
        Total current liabilities                     7,725          28,319             34,008                 --            70,052
                                                  ----------------------------------------------------------------------------------
Long term debt                                      130,348           1,374             46,967            (37,097)          141,592
Other liabilities                                     1,924           5,695              1,862                                9,481

Redeemable securities:
Common stock                                          3,162                                                                   3,162
Common stock of subsidiary                                              330                                                     330
                                                  ----------------------------------------------------------------------------------
                                                      3,162             330                 --                 --             3,492
                                                  ----------------------------------------------------------------------------------
           Stockholders' equity
Series "A" preferred stock                              521              --                 --                                  521
Common stock                                              2              32                131               (163)                2
Paid in capital                                         878          34,040              2,856            (36,896)              878
Retained earnings                                    29,942           4,290             32,700            (36,990)           29,942
Accumulated other comprehensive
   income (loss)- cumulative currency
   translation adjustment                                 6              30             (2,924)                 0            (2,888)
                                                  ----------------------------------------------------------------------------------
     Total Stockholders' equity                      31,349          38,392             32,763            (74,049)           28,455
                                                  ----------------------------------------------------------------------------------
     Total liabilities and equity                 $ 174,508       $  74,110          $ 115,600          $(111,146)        $ 253,072
                                                  ==================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                               AS OF JUNE 30, 1999
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
                  Assets
Current Assets:
Cash and cash equivalents                       $     393         $     166          $   1,749                            $   2,308
Trade receivables                                   6,091            31,838             31,184                               69,113
Other receivables                                     993             5,684              3,284                                9,961
Inventory                                           4,212            26,543             20,675                               51,430
Prepaid expenses and other                          1,964             1,580              3,729                                7,273
                                                ------------------------------------------------------------------------------------
        Total current assets                       13,653            65,811             60,621                 --           140,085
                                                ------------------------------------------------------------------------------------

Property, plant & equipment, net                      964            17,377             47,699                               66,040

Intangibles                                           268             2,668              4,023                                6,959
Investment in subsidiaries                         67,264             1,386             (2,995)           (65,655)                0
Intercompany                                       52,393           (13,790)               364            (38,967)                0
Other assets                                       11,604             8,833              3,852                               24,289
                                                ------------------------------------------------------------------------------------
        Total assets                            $ 146,146         $  82,285          $ 113,564          $(104,622)        $ 237,373
                                                ====================================================================================

    Liabilities and Stockholders Equity
Current Liabilities:
Cash overdraft                                  $     277         $     213          $     948                            $   1,438
Loan payable to banks                                  --                --              3,019                                3,019
Current portion of long term debt                      94             1,345                 11                                1,450
Accounts payable                                    1,967            14,312             19,981                               36,260
Other loans payable                                    32                --                150                                  182
Accrued expenses and other                          2,660            17,385              5,027                               25,072
                                                ------------------------------------------------------------------------------------
        Total current liabilities                   5,030            33,255             29,136                 --            67,421
                                                ------------------------------------------------------------------------------------

Long term debt                                    113,541               620             58,894            (38,967)          134,088

Other  liabilities                                  1,876             5,981              3,667                               11,524

Redeemable securities:
Common stock                                        2,376                                                                     2,376
Common stock of subsidiary                                              581                                                     581
                                                ------------------------------------------------------------------------------------
                                                    2,376               581                 --                 --             2,957
                                                ------------------------------------------------------------------------------------
           Stockholders' equity
Series "A" preferred stock                            521                --                 --                                  521
Common stock                                            2                32                127               (159)                2
Paid in capital                                       878            34,040              2,654            (36,756)              816
Retained earnings                                  23,096             7,745             20,654            (28,740)           22,755
Accumulated other comprehensive
   income (loss)- cumulative currency
   translation adjustment                          (1,174)               31             (1,568)                --            (2,711)
                                                ------------------------------------------------------------------------------------
        Total Stockholders' equity                 23,323            41,848             21,867            (65,655)           21,383
                                                ------------------------------------------------------------------------------------

        Total liabilities and equity            $ 146,146         $  82,285          $ 113,564           (104,622)        $ 237,373
                                                ====================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $  9,066         $ 46,672          $ 34,127           $ (8,337)         $ 81,528

Cost of goods sold                                   7,389           34,555            25,280             (8,337)           58,887
                                                  ----------------------------------------------------------------------------------

        Gross profit                                 1,677           12,117             8,847                  0            22,641

Selling, general, and administrative
   expenses                                          3,801           10,969             5,218                               19,988
                                                  ----------------------------------------------------------------------------------

Operating (loss) income                             (2,124)           1,148             3,629                  0             2,653

Interest expense                                     2,223               75             1,479                                3,777

Interest income                                         (5)              --              (287)                                (292)

Other expense                                           --               --               743                                  743

Gain from property damage claim                         --             (550)               --                                 (550)

Gain from sale of assets                                --               --           (15,539)                             (15,539)

Intercompany allocation                             (2,757)           2,757                --                                    0

(Profit) loss relating to subsidiaries             (11,292)              --                --             11,292                 0
                                                  ==================================================================================

Income (loss) before income taxes                    9,707           (1,134)           17,233            (11,292)           14,514

Provision (Benefit) for income taxes                  (211)            (259)            5,066                 --             4,596
                                                  ----------------------------------------------------------------------------------

Net Income (loss)                                 $  9,918         $   (875)         $ 12,167           $(11,292)         $  9,918
                                                  ==================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $  8,995         $ 42,487          $ 36,964           $ (8,949)         $ 79,497

Cost of goods sold                                   7,307           32,275            26,677             (8,949)           57,310
                                                  ----------------------------------------------------------------------------------

        Gross profit                                 1,688           10,212            10,287                  0            22,187

Selling, general, and administrative
   expenses                                          3,052           10,693             7,029                               20,774
                                                  ----------------------------------------------------------------------------------

Operating (loss) income                             (1,364)            (481)            3,258                  0             1,413

Interest expense                                     1,716               73             1,469                                3,258

Interest income                                         (3)              --               (92)                                 (95)

Other expense                                            0               --             1,173                                1,173

Intercompany allocation                             (2,359)           2,359                --                                    0

(Profit) loss relating to subsidiaries               1,601               --                --             (1,601)                0
                                                  ----------------------------------------------------------------------------------

Income (loss) before income taxes                   (2,319)          (2,913)              708              1,601            (2,923)

Provision (Benefit) for income taxes                  (243)            (940)              336                 --              (847)
                                                  ----------------------------------------------------------------------------------

Net Income (loss)                                 $ (2,076)        $ (1,973)         $    372           $  1,601          $ (2,076)
                                                  ==================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                        $  26,511        $ 129,477         $ 101,684          $ (27,598)         $ 230,074

Cost of goods sold                                  21,421           95,099            74,921            (27,598)           163,843
                                                 -----------------------------------------------------------------------------------

        Gross profit                                 5,090           34,378            26,763                  0             66,231

Selling, general, and administrative
   expenses                                         10,283           31,947            17,219                                59,449
                                                 -----------------------------------------------------------------------------------

Operating (loss) income                             (5,193)           2,431             9,544                  0              6,782

Interest expense                                     6,102              193             4,470                                10,765

Interest income                                        (17)              (1)             (449)                                 (467)

Other expense                                         (912)              --             3,690                                 2,778

Gain from property damage claim                         --             (550)                                                   (550)

Gain from sale of assets                                --               --           (15,539)                              (15,539)

Intercompany allocation                             (7,969)           7,969                --                                     0

(Profit) loss relating to subsidiaries              (8,590)              --                --              8,590                  0
                                                 -----------------------------------------------------------------------------------

Income (loss) before income taxes                    6,193           (5,180)           17,372             (8,590)             9,795

Provision (Benefit) for income taxes                  (994)          (1,724)            5,326                 --              2,608
                                                 -----------------------------------------------------------------------------------

Net Income (loss)                                $   7,187        $  (3,456)        $  12,046          $  (8,590)         $   7,187
                                                 ===================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                        $  25,685        $ 118,285         $  90,306          $ (22,678)         $ 211,598

Cost of goods sold                                  20,991           90,702            68,284            (22,678)           157,299
                                                 -----------------------------------------------------------------------------------

        Gross profit                                 4,694           27,583            22,022                  0             54,299

Selling, general, and administrative
   expenses                                          8,491           25,999            15,609                                50,099
                                                 -----------------------------------------------------------------------------------

Operating (loss) income                             (3,797)           1,584             6,413                  0              4,200

Interest expense                                     4,981              239             4,056                                 9,276

Interest income                                       (351)              --              (218)                                 (569)

Other expense                                           --               --             2,361                                 2,361

Intercompany allocation                             (7,161)           7,161                 0                                     0

(Profit) loss relating to subsidiaries               3,551               --                --             (3,551)                 0
                                                 -----------------------------------------------------------------------------------

Income (loss) before income taxes                   (4,817)          (5,816)              214              3,551             (6,868)

Provision (Benefit) for income taxes                  (404)          (2,075)               24                 --             (2,455)
                                                 -----------------------------------------------------------------------------------

Net Income (loss)                                $  (4,413)       $  (3,741)        $     190          $   3,551          $  (4,413)
                                                 ===================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                 $  7,187         $ (3,456)         $ 12,046           $(8,590)          $  7,187
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities:
   Depreciation and amortization                       405            3,329             5,489                                9,223
   Gain from property damage claim                      --             (550)               --                                 (550)
   Gain from sale of assets                             --               --           (15,539)                             (15,539)
   Other                                             2,133             (467)           (4,015)                              (2,349)

Changes in operating assets and liabilities:
Accounts receivable                                    248              914             4,003                                5,165
Inventory                                             (290)          (8,744)           (1,745)                             (10,779)
Prepaid expenses and other                          (2,440)             609             2,015                                  184
Other assets                                            19             (595)             (229)                                (805)
Intercompany                                       (24,081)          18,847            (3,356)            8,590                  0
Accounts payable                                      (162)             432            (2,790)                              (2,520)
Accrued expenses and other                           2,796           (6,602)            3,798                                   (8)
                                                  ----------------------------------------------------------------------------------

Net cash (used in) provided by
   operating activities                            (14,185)           3,717              (323)                0            (10,791)
                                                  ----------------------------------------------------------------------------------

Investing activities:
Capital expenditures                                   (90)          (6,185)           (7,646)                             (13,921)
Proceeds from sale of asset                             --               --            18,700                               18,700
Proceeds from property damage claim                     --              872                --                                  872
Other Investments                                   (3,000)              --                --                               (3,000)
                                                  ----------------------------------------------------------------------------------

Net cash (used in) provided by
   investing activities                             (3,090)          (5,313)           11,054                 0              2,651
                                                  ----------------------------------------------------------------------------------

Financing activities:
Cash overdraft                                         (75)             812             1,108                                1,845
Net increase in short term debt                        229               74             1,773                                2,076
Proceeds from long term debt                        16,807            1,566               876                               19,249
Payments of long term debt                             (94)            (464)          (10,856)                             (11,414)
Proceeds from principal shareholder                     --               --                62                                   62
                                                  ----------------------------------------------------------------------------------

Net cash provided by (used in)
   financing activities                             16,867            1,988            (7,037)                0             11,818
                                                  ----------------------------------------------------------------------------------

Net (decrease) increase in cash and
   cash equivalents                                   (408)             392             3,694                --              3,678

Cash and cash equivalents at
   beginning of year                                   393              166             1,749                                2,308
                                                  ----------------------------------------------------------------------------------

Cash and cash equivalents
   at end of year                                 $    (15)        $    558          $  5,443                --           $  5,986
                                                  ==================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                $ (4,413)       $ (3,741)           $    190             $3,551          $ (4,413)
Adjustments to reconcile net (loss) income
   to net cash (used in) provided by
   operating activities:
   Depreciation and amortization                      372           2,740               4,728                                7,840
   Other                                             (133)           (113)                409                                  163

Changes in operating assets and liabilities,
   net of effects of businesses acquired:
Accounts receivable                                    26           6,661               2,557                                9,244
Inventory                                             226          (7,024)             (2,344)                              (9,142)
Prepaid expenses and other                         (2,599)         (1,580)              2,846                               (1,333)
Other assets                                       (1,581)             16                  12                               (1,553)
Intercompany                                      (16,339)         10,003               9,887             (3,551)                0
Accounts payable                                     (596)           (374)             (4,356)                              (5,326)
Accrued expenses and other                          1,076           1,233                 278                                2,587
                                                 -----------------------------------------------------------------------------------

Net cash (used in) provided by
   operating activities                           (23,961)          7,821              14,207                 --            (1,933)
                                                 -----------------------------------------------------------------------------------

Investing activities:
Capital expenditures                                 (134)         (5,492)             (3,856)                              (9,482)
Acquisition of businesses,
   net of cash acquired                                --          (2,505)            (19,000)                             (21,505)
                                                 -----------------------------------------------------------------------------------

Net cash used in investing activities                (134)         (7,997)            (22,856)                --           (30,987)
                                                 -----------------------------------------------------------------------------------

Financing activities:
Cash overdraft                                       (423)             (3)                 --                                 (426)
Net (decrease) increase in short term debt           (847)             --               3,474                                2,627
Proceeds from long term debt                        7,200             141               1,869                                9,210
Payments of long term debt                            (81)           (333)                 --                                 (414)
Repayment of shareholder note                          --              --                 370                                  370
                                                 -----------------------------------------------------------------------------------

Net cash provided by (used in)
   financing activities                             5,849            (195)              5,713                 --            11,367
                                                 -----------------------------------------------------------------------------------

Net (decrease) in cash and
   cash equivalents                               (18,246)           (371)             (2,936)                --           (21,553)

Cash and cash equivalents
   at beginning of year                            18,312             928               4,981                               24,221
                                                 -----------------------------------------------------------------------------------

Cash and cash equivalents
   at end of year                                $     66        $    557            $  2,045                 --          $  2,668
                                                 ===================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-Q and are discussed under the caption in this Item 2 entitled "Certain Factors Affecting Future Operating Results".

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

Results of Operations

                                                                      Sales
                                                                     ($000's)
                                                 Three Months Ended             Nine Months Ended
                                                      March 31,                     March 31,
                                              ------------------------      ------------------------
Operating Segments                              2000           1999           2000           1999
                                              ---------      ---------      ---------      ---------
        AgChem                                $  46,885      $  47,262      $ 129,789      $ 124,788
        Industrial Chemicals                     40,948         39,852        119,810        107,946
        Elimination of intersegment sales        (6,305)        (7,617)       (19,525)       (21,136)
                                              ---------      ---------      ---------      ---------
                                              $  81,528      $  79,497      $ 230,074      $ 211,598
                                              =========      =========      =========      =========

                                                               Operating Income
                                                                   ($000's)
                                                 Three Months Ended         Nine Months Ended
                                                      March 31,                 March 31,
                                                --------------------      --------------------
Operating Segments                               2000         1999         2000         1999
                                                -------      -------      -------      -------
        AgChem                                  $ 2,990      $ 3,281      $ 6,127      $ 5,855
        Industrial Chemicals                      1,841          188        7,686        4,072
        Corporate expenses and eliminations      (2,178)      (2,056)      (7,031)      (5,727)
                                                -------      -------      -------      -------
                                                $ 2,653      $ 1,413      $ 6,782      $ 4,200
                                                =======      =======      =======      =======

Comparison of Three Months Ended March 31, 2000 and 1999

      Net Sales. Net sales increased by $2.0 million, or 2.5% to $81.5 million in the three months ended March 31, 2000, as compared to the same period of the prior year. Industrial Chemicals sales were higher by $1.1 million primarily due to higher volume sales and higher prices of coal fly ash products ($.6 million) and higher volume sales of organic intermediate products primarily for use as pharmaceutical intermediates ($.5 million) due to increased demand. AgChem sales were lower by $.4 million as compared to the prior period primarily as a result of lower volume sales of the Company's animal nutrition and health products for coccidiostats ($1.3 million).

      Gross Profit. Gross profit increased by $.5 million or 2.0% to $22.6 million as compared to the same period of the prior year. This increase was primarily attributable to higher profits ($.4 million) from increased sales in the Company's Industrial Chemicals segment due to higher volume sales of coal fly ash products and higher volume sales of organic intermediate products principally for use as pharmaceutical intermediates. Gross profit of the Company's AgChem segment was mostly unchanged as compared to the same period of the prior year. Gross profit as a percentage of net sales of 27.8% in the quarter ended March 31, 2000 was mostly unchanged as compared to the same period of the prior year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $.8 million or 3.8% to $19.9 million for the three months ended March 31, 2000, as compared to the same period of the prior year. The Industrial and AgChem segments of the Company both experienced almost no increased expense as compared to the same period of the prior year. Non-segment operating expenses in the three months ended March 31, 2000 include a $1 million non-cash charge to reflect the increase in repurchase value of redeemable common stock of a minority shareholder. The three months ended March 31, 1999 included an accrual for compensation expenses ($1.5 million) associated with the termination of employment of an executive of a subsidiary of the Company.

      Operating Income. Operating income increased by $1.2 million or 87.7% to $2.7 million in the three months ended March 31, 2000, as compared to the same period of the prior year. Operating income of the Industrial Chemicals segment increased by $1.7 million primarily due to increased profitability of inorganic intermediate chemicals. Operating income of the AgChem segment decreased by $.4 million primarily due to lower profitability of the Company's animal health and nutrition products.

      Interest Expense. Interest expense increased by $.5 million or 15.9% to $3.8 million in the three months ended March 31, 2000, as compared to the same period of the prior year primarily due to increased bank borrowings and higher interest rates.

      Other Expense, Net. Other expense, net, principally reflects foreign currency transaction gain and losses of the Company's foreign subsidiaries.

      Gain from Property Damage Claim. In April 1999, the Company suffered inventory, real property and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. In the last quarter of fiscal 1999, the Company recorded a gain of $3.7 million for the excess of amounts reimbursable by the Company's insurance carrier over the net book value of the damaged property and equipment. In March 2000, the Company recorded an additional gain of $.6 million based upon additional reimbursements agreed to during the quarter by the insurance carrier. In addition, negotiations are continuing for reimbursement under business interruption coverage. No reimbursements have been recorded under this coverage to date.

      Gain from Sale of Assets. The Company's subsidiary, ODDA Smelteverk, AS, had a minority equity investment in a local hydroelectric power company and also held contracts for the purchase of hydroelectric power through the years 2006 to 2010. As a result of legislative, regulatory and market developments occurring in Norway since the 1998 acquisition, the Company was able to sell its investment and related power rights to a Norwegian "state-owned" power production company in January 2000. The net sales proceeds of $18.7 million exceeded the amortized value assigned to the investment and related power contracts as part of purchase accounting and a pre- and after-tax gain of $15.5 million and approximately $11 million, respectively, was recorded in the condensed consolidated statements of operations for the three months ended March 31, 2000. A total of $10 million in bank indebtedness was repaid from the proceeds of the sale. As a result of the sale, the subsidiary's ability to purchase power at cost terminated and it purchases power at prevailing market rates.

      Income Taxes. Income tax expense includes a provision related to the gain on sale of assets at the Norwegian statutory rate of 28%. A tax benefit is provided on interim losses to the extent income is projected for the fiscal year.

Comparison of Nine Months Ended March 31, 2000 and 1999

      Net Sales. Net sales increased by $18.5 million, or 8.7% to $230.1 million in the nine months ended March 31, 2000, as compared to the same period of the prior year. Industrial Chemicals sales were higher by $11.9 million primarily due to a full nine months of dicyandiamide and calcium carbide sales ($6.1 million) of ODDA (acquired in October 1998), higher volume sale of coal fly ash products ($3.9 million) and higher volume sales of inorganic intermediate products, primarily to the wood treatment industry ($1.2 million) due to increased demand. AgChem sales were higher by $5.0 million primarily due to higher volume sales of the Company's animal nutrition and health products, primarily coccidiostats ($1.0 million), feed pre-mixes ($5.9 million) due to the December 1998 acquisition of a feed pre-mix business and higher volume sales of the Company's crop protection chemicals ($1.6 million) due to increased demand and introduction of new generic fungicides.

      Gross Profit. Gross profit increased by $11.9 million or 22.0% to $66.2 million as compared to the same period of the prior year. This increase was primarily attributable to higher profits ($7.9 million) from increased sales in the Company's Industrial Chemicals segment due to the ODDA acquisition, higher volume sales of coal fly ash products and inorganic intermediate products principally to the wood treating industry. Gross profit of the Company's AgChem segment was higher ($3.6 million) than the comparable prior period, primarily due to higher volume sales and lower costs, principally raw materials, for the Company's coccidiostats and higher volume sales of the Company's crop protection chemicals. These factors also resulted in an increase in gross profit as a percentage of net sales to 28.8% in the nine months ended March 31, 2000 as compared to 25.7% in the same period of the prior year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.3 million or 18.6% to $59.4 million in the nine months ended March 31, 2000, as compared to the same period of the prior year. In the Industrial Chemicals segment, the increase was primarily due to the ODDA acquisition ($2.4 million) and higher distribution expenses associated with increased sales of the Company's coal fly ash products ($3.0 million). In the AgChem segment, higher fixed selling and product promotion expenses associated with the Company's crop protection products ($2.3 million) and increased amortization expense ($.6 million) associated with label registration rights for generic fungicides contributed to the increase. In addition, in the nine months ended March 31, 2000, non-segment operating expenses include a $.8 million non-cash charge to reflect the increase in repurchase value of redeemable common stock of a minority shareholder. The nine months ended March 31, 1999 included an accrual for compensation expenses ($1.5 million) associated with the termination of employment of an executive of a subsidiary of the Company.

      Operating Income. Operating income increased by $2.6 million or 61.5% to $6.8 million in the nine months ended March 31, 2000, as compared to the same period of the prior year. Operating income of the Industrial Chemicals segment increased by $3.6 million due to increased profitability of coal fly ash products and intermediate chemicals. Operating income of the AgChem segment increased by $.3 million primarily due to increased profitability of the Company's animal health and nutrition products which was somewhat offset by increased selling expenses associated with crop protection product sales. In addition, non-segment operating expenses increased by $1.3 million in the nine months ended March 31, 2000 as compared to the same period of the prior year.

      Interest Expense. Interest expense increased by $1.5 million or 16.0% to $10.8 million in the nine months ended March 31, 2000, as compared to the same period of the prior year primarily due to increased bank borrowings and higher interest rates.

      Other Expense, Net. Other expense, net, principally reflects foreign currency transaction gain and losses of the Company's foreign subsidiaries.

      Gain from Property Damage Claim. In April 1999, the Company suffered inventory, real property and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. In the last quarter of fiscal 1999, the Company recorded a gain of $3.7 million for the excess of amounts reimbursable by the Company's insurance carrier over the net book value of the damaged property and equipment. In March 2000, the Company recorded an additional gain of $.6 million based upon additional reimbursements agreed to during the quarter by the insurance carrier. In addition, negotiations are continuing for reimbursement under business interruption coverage. No reimbursements have been recorded under this coverage to date.

      Gain from Sale of Assets. The Company's subsidiary, ODDA Smelteverk, AS, had a minority equity investment in a local hydroelectric power company and also held contracts for the purchase of hydroelectric power through the years 2006 - 2010. As a result of legislative, regulatory and market developments occurring in Norway since the 1998 acquisition, the Company was able to sell its investment and related power rights to a Norwegian "state-owned" power production company in January 2000. The net sales proceeds of $18.7 million exceeded the amortized value assigned to the investment and related power contracts as part of purchase accounting and a pre- and after-tax gain of $15.5 million and approximately $11 million, respectively, was recorded in the condensed consolidated statements of operations for the nine months ended March 31, 2000. A total of $10 million in bank indebtedness was repaid from the proceeds of the sale. As a result of the sale, the subsidiary's ability to purchase power at cost terminated and it purchases power at prevailing market rates.

      Income Taxes. Income tax expense includes a provision related to the gain on sale of assets at the Norwegian statutory rate of 28%. A tax benefit is provided on interim losses to the extent income is projected for the fiscal year.

Liquidity and Capital Resources

      Net Cash Used in Operating Activities. Net cash used in operations for the nine months ended March 31, 2000 was $10.8 million, an increase of $8.9 million from the same period of the prior year. This increase was primarily due to less favorable changes in working capital components including payments associated with separation of employment of a key executive and payments for obtaining label registration rights for generic fungicides.

      In addition, reflected in the nine months ended March 31, 2000 is $1.1 million of advance payments received from the Company's insurance carriers for reimbursable business interruption losses in connection with a fire in April 1999 at the Company's Bowmanstown, Pennsylvania facility.

      Net Cash Provided by Investing Activities. Net cash provided by investing activities for the nine months ended March 31, 2000 was $2.7 million, as compared to $31.0 million of net cash used in investing activities for the same period of the prior year. The nine months ended March 31, 2000 period reflects proceeds of $18.7 million from the sale of assets by the Company's Norwegian subsidiary and $.9 million for property damaged from the aforementioned fire. The increase in capital expenditures was primarily due to expenditures by the Norwegian subsidiary (acquired October 1, 1998) for increased production capacity. Also, during this fiscal 2000 period, the Company acquired minority equity interests in two businesses for a combined $3.0 million. The nine months ended March 31, 1999 reflects the purchase of ODDA ($19.0 million) and acquisition of a feed pre-mix business ($2.5 million).

      Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended March 31, 2000 was $11.8 million, an increase of $.4 million from the same period of the prior year primarily due to increased borrowing under the Company's credit facility and proceeds from long-term equipment financing which was mostly offset by repayments of bank indebtedness by the Company's Norwegian subsidiary, primarily from net proceeds generated by the sale of assets.

      Liquidity. As of March 31, 2000, the Company had $78.3 million of working capital and $72.7 million at June 30, 1999. Cash on hand at March 31, 2000 amounted to $6.0 million, as compared to $2.3 million at June 30, 1999.

      At March 31, 2000, the Company had $30.2 million outstanding borrowings under its Credit Agreement with PNC Bank. In addition to amounts outstanding, the Company had $4.1 million available under the borrowing base formula. The Company expects that cash flows from operations and available borrowing arrangements will provide sufficient working capital to operate the Company's business, to make expected capital expenditures and service interest and principal on outstanding debt and meet the Company's foreseeable liquidity requirement for the next twelve months.

      In April 1999, the Company suffered inventory, real property and machinery loss at its Bowmanstown, Pennsylvania facility resulting from a fire. The Company carries insurance coverage for property damage and business interruption losses and has received $2 million in advance payments during the nine months ending March 31, 2000. In April 2000, the Company received an additional $2 million in advance payments. The Company expects to receive additional funds to cover its property damage and business interruption losses.

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

Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt is considered to be representative of their fair value because of their short maturities. As of March 31, 2000, the fair value of the Company's senior subordinated debt is estimated based on quoted market rates is $83.0 million and the related carrying amount is $100 million. A 100 basis point increase in interest rates could result in approximately $6.0 million reduction in the fair value of total debt.

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

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At March 31, 2000, the fair value did not differ materially from its carrying amount. Based on the limited amount of foreign currency contracts at March 31, 2000, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at March 31, 2000, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At March 31, 2000, the contract values of these letters of credit and surety bonds were $1.4 million and their fair values did not differ materially from their carrying amount.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at March 31, 2000 would not be material when compared to the Company's earnings and financial position.

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

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit No.        Description
      --------           -----------
      27                 Financial Data Schedule

      (b) Reports on Form 8-K

      No report on Form 8-K has been filed during the quarter ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PHILIPP BROTHERS CHEMICALS, INC.


Date: May 12, 2000               By: /s/ NATHAN Z. BISTRICER
                                     -------------------------------------------
                                     Nathan Z. Bistricer, Vice President and
                                      Chief Financial Officer


Date: May 12, 2000               By: /s/ JOSEPH KATZENSTEIN
                                     -------------------------------------------
                                     Joseph Katzenstein, Treasurer and Secretary