Form 10-Q/A
period 2000-03-31
PHILIPP BROTHERS CHEMICALS INC
filed 2000-09-26
CIK 1069899

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                   FORM 10-Q/A


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

This amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 of Philipp Brothers Chemicals, Inc. (the "Company") is being filed to reflect a revision to the Company's pre-tax gain on a sale of assets by its Norwegian subsidiary, and related income tax provision, and to reflect certain related revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations", as previously reported, as well as certain other minor textual changes.

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-Q and are discussed in Item 2 of Part I of this Form 10-Q under the caption "Certain Factors Affecting Future Operating Results." Unless the context otherwise requires, references in this report to the "Company" refer to the Company and/or one or more of its subsidiaries, as applicable.


PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)


                                                                           March 31,     June 30,
                                                                             2000          1999
                                                                           ---------    ---------
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $   5,986    $   2,308
   Trade receivables, less allowance for doubtful accounts of $974
     at March 31, 2000 and $886 at June 30,1999                               63,861       69,113
   Other receivables                                                           8,691        9,961
   Inventories                                                                61,791       51,430
   Prepaid expenses and other current assets                                   8,037        7,273
                                                                           ---------    ---------

        TOTAL CURRENT ASSETS                                                 148,366      140,085

PROPERTY, PLANT AND EQUIPMENT, net                                            71,877       66,040
INTANGIBLES                                                                    6,906        6,959
OTHER ASSETS                                                                  25,923       24,289
                                                                           ---------    ---------
                                                                           $ 253,072    $ 237,373
                                                                           =========    =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Cash overdraft                                                          $   3,283    $   1,438
   Loans payable to banks                                                      4,386        3,019
   Current portions of long-term debt                                          1,781        1,450
   Accounts payable                                                           33,740       36,260
   Other loans payable                                                           891          182
   Accrued expenses and other current liabilities                             25,690       25,072
                                                                           ---------    ---------

        TOTAL CURRENT LIABILITIES                                             69,771       67,421

LONG-TERM DEBT                                                               141,592      134,088
OTHER LIABILITIES                                                             10,197       11,524
                                                                           ---------    ---------
        TOTAL LIABILITIES                                                    221,560      213,033
                                                                           ---------    ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
   Common stock                                                                3,162        2,376
   Common stock of subsidiary                                                    330          581
                                                                           ---------    ---------
        TOTAL REDEEMABLE SECURITIES                                            3,492        2,957
                                                                           ---------    ---------
STOCKHOLDERS' EQUITY:
   Series A preferred stock                                                      521          521
   Common stock                                                                    2            2
   Paid-in capital                                                               878          816
   Retained earnings                                                          29,507       22,755
   Accumulated other comprehensive loss -
     cumulative currency translation adjustment                               (2,888)      (2,711)
                                                                           ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY                                            28,020       21,383
                                                                           ---------    ---------
                                                                           $ 253,072    $ 237,373
                                                                           =========    =========


       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)


                                         Three Months Ended        Nine Months Ended
                                              March 31,                March 31,
                                       ----------------------    ----------------------
                                          2000         1999        2000         1999
                                       ---------    ---------    ---------    ---------

NET SALES                              $  81,528    $  79,497    $ 230,074    $ 211,598

COST OF GOODS SOLD                        58,887       57,310      163,843      157,299
                                       ---------    ---------    ---------    ---------

   GROSS PROFIT                           22,641       22,187       66,231       54,299

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                               19,988       20,774       59,449       50,099
                                       ---------    ---------    ---------    ---------

   OPERATING INCOME                        2,653        1,413        6,782        4,200

OTHER:

   Interest expense                        3,777        3,258       10,765        9,276

   Interest income                          (292)         (95)        (467)        (569)

   Other expense, net                        743        1,173        2,778        2,361

   Gain from property damage claim          (550)          --         (550)          --

   Gain from sale of assets              (14,195)          --      (14,195)          --
                                       ---------    ---------    ---------    ---------

   INCOME (LOSS) BEFORE INCOME TAXES      13,170       (2,923)       8,451       (6,868)

PROVISION (BENEFIT) FOR INCOME TAXES       3,687         (847)       1,699       (2,455)
                                       ---------    ---------    ---------    ---------

     NET INCOME (LOSS)                 $   9,483    $  (2,076)   $   6,752    $  (4,413)
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
                                 (In Thousands)

                                                    Preferred
                                                      Stock         Common Stock                             Accumulated
                                                   ------------  -------------------                            Other
                                                                  Class       Class     Paid-in   Retained  Comprehensive
                                                    Series A       "A"         "B"      Capital   Earnings   Income (loss)   Total
                                                    --------     -------     -------    -------   --------  --------------  -------

BALANCE, JULY 1, 1999                                $   521     $     1     $     1    $   816    $22,755     $(2,711)     $21,383

Foreign currency translation adjustment                   --          --          --         --         --       1,384        1,384

Net loss                                                  --          --          --         --     (1,985)         --       (1,985)
                                                     -------     -------     -------    -------    -------     -------      -------

BALANCE, SEPTEMBER 30, 1999                              521           1           1        816     20,770      (1,327)      20,782

Foreign currency translation adjustment                                                                           (474)        (474)

Net loss                                                                                              (746)                    (746)

Receipt from principal shareholder                                                           62                                  62
                                                     -------     -------     -------    -------    -------     -------      -------

BALANCE, DECEMBER 31, 1999                               521           1           1        878     20,024      (1,801)      19,624

Foreign currency translation adjustment                                                                         (1,087)      (1,087)

Net Income                                                                                           9,483                    9,483
                                                     -------     -------     -------    -------    -------     -------      -------

BALANCE, MARCH 31, 2000                              $   521     $     1     $     1    $   878    $29,507     $(2,888)     $28,020
                                                     =======     =======     =======    =======    =======     =======      =======

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In Thousands)


                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES:
   Net income (loss)                                          $  6,752    $ (4,413)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                               9,223       7,840
     Gain from property damage claim                              (550)         --
     Gain from sale of assets                                  (14,195)         --
     Other                                                      (3,258)        163
     Changes in operating assets and liabilities,
        Accounts receivable                                      5,165       9,244
        Inventories                                            (10,779)     (9,142)
        Prepaid expenses and other current assets                  184      (1,333)
        Other assets                                              (805)     (1,553)
        Accounts payable                                        (2,520)     (5,326)
        Accrued expenses and other current liabilities              (8)      2,587
                                                              --------    --------

        NET CASH USED IN OPERATING ACTIVITIES                  (10,791)     (1,933)
                                                              --------    --------
INVESTING ACTIVITIES:
   Capital expenditures                                        (13,921)     (9,482)
   Acquisition of businesses, net of cash acquired                  --     (21,505)
   Proceeds from sale of assets                                 18,700          --
   Proceeds from property damage claim                             872          --
   Other investments                                            (3,000)         --
                                                              --------    --------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      2,651     (30,987)
                                                              --------    --------
FINANCING ACTIVITIES:
   Cash overdraft                                                1,845        (426)
   Net increase in short-term debt                               2,076       2,627
   Proceeds from long-term debt                                 19,249       9,210
   Payments of long-term debt                                  (11,414)       (414)
   Proceeds from principal shareholder                              62         370
                                                              --------    --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES               11,818      11,367
                                                              --------    --------

        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                       3,678     (21,553)

CASH AND CASH EQUIVALENTS at beginning of period                 2,308      24,221
                                                              --------    --------

        CASH AND CASH EQUIVALENTS at end of period            $  5,986    $  2,668
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

      The unaudited consolidated results of operations on a pro forma basis as if such acquisition had occurred at the beginning of fiscal 1999 are as follows:


                                                  Nine Months Ended
                                                    March 31, 1999
                                                  -----------------
           Net Sales                                    $220,957
           Net Loss                                       (6,380)


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
                                                 =======      =======

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

4. Comprehensive Income

      The Company's comprehensive income (loss) amounts were computed as follows:


                                       Three Months Ended     Nine Months Ended
                                            March  31,            March 31,
                                       ------------------    ------------------
                                         2000      1999       2000       1999
                                       -------    -------    -------    -------
Net income (loss)                      $ 9,483    $(2,076)   $ 6,752    $(4,413)
Change in foreign currency
  translation adjustments               (1,087)      (923)      (177)      (857)
                                       -------    -------    -------    -------
Total comprehensive income (loss)      $ 8,396    $(2,999)   $ 6,575    $(5,270)
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


      The Company's subsidiary, ODDA Smelteverk, AS, had a minority equity investment in a local hydroelectric power company and also held contracts for the purchase of hydroelectric power through the years 2006 to 2010. As a result of legislative, regulatory and market developments occurring in Norway since the 1998 acquisition, the Company was able to sell its investment and related power rights to a Norwegian "state-governed" power production company in January 2000. The Company realized net sale proceeds of $18.7 million and a pre- and after-tax gain of $14.2 million and approximately $10 million, respectively, was recorded in the condensed consolidated statements of operations for the three months and nine months ended March 31, 2000. Approximately $1.3 million of the net sale proceeds have been deferred and will be recognized over the period of a related power purchase contract.

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
------------------------------------------------------------------------------------------------------------------------------------
                  Assets
Current Assets:
Cash and cash equivalents                         $     (15)      $     558          $   5,443                            $   5,986
Trade receivables                                     5,831          30,853             27,177                               63,861
Other receivables                                       859           4,615              3,217                                8,691
Inventory                                             4,502          35,287             22,002                               61,791
Prepaid expenses and other                            4,538           1,718              1,781                                8,037
                                                  ----------------------------------------------------------------------------------
        Total current assets                         15,715          73,031             59,620                 --           148,366
                                                  ----------------------------------------------------------------------------------

Property, plant & equipment, net                        762          21,187             49,928                               71,877
Intangibles                                              18           2,384              4,504                                6,906
Investment in subsidiaries                           75,658           1,533             (3,142)           (74,049)                0
Intercompany                                         67,884         (32,784)             1,997            (37,097)                0
Other assets                                         14,471           8,759              2,693                               25,923
                                                  ----------------------------------------------------------------------------------
        Total assets                              $ 174,508       $  74,110          $ 115,600          $(111,146)        $ 253,072
                                                  ==================================================================================

    Liabilities and Stockholders Equity
Current Liabilities:
Cash overdraft                                    $     202       $   1,025          $   2,056                            $   3,283
Loan payable to banks                                    --              --              4,386                                4,386
Current portion of long term debt                         0           1,693                 88                                1,781
Accounts payable                                      1,805          14,744             17,191                               33,740
Other loans payable                                     261              74                556                                  891
Accrued expenses and other                            5,457          10,783              9,450                               25,690
                                                  ----------------------------------------------------------------------------------
        Total current liabilities                     7,725          28,319             33,727                 --            69,771
                                                  ----------------------------------------------------------------------------------
Long term debt                                      130,348           1,374             46,967            (37,097)          141,592
Other liabilities                                     1,924           5,695              2,578                               10,197

Redeemable securities:
Common stock                                          3,162                                                                   3,162
Common stock of subsidiary                                              330                                                     330
                                                  ----------------------------------------------------------------------------------
                                                      3,162             330                 --                 --             3,492
                                                  ----------------------------------------------------------------------------------
           Stockholders' equity
Series "A" preferred stock                              521              --                 --                                  521
Common stock                                              2              32                131               (163)                2
Paid in capital                                         878          34,040              2,856            (36,896)              878
Retained earnings                                    29,942           4,290             32,275            (36,990)           29,517
Accumulated other comprehensive
   income (loss)- cumulative currency
   translation adjustment                                 6              30             (2,924)                 0            (2,888)
                                                  ----------------------------------------------------------------------------------
     Total Stockholders' equity                      31,349          38,392             32,328            (74,049)           28,020
                                                  ----------------------------------------------------------------------------------
     Total liabilities and equity                 $ 174,508       $  74,110          $ 115,600          $(111,146)        $ 253,072
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
                                                ====================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $  9,066         $ 46,672          $ 34,127           $ (8,337)         $ 81,528

Cost of goods sold                                   7,389           34,555            25,280             (8,337)           58,887
                                                  ----------------------------------------------------------------------------------

        Gross profit                                 1,677           12,117             8,847                  0            22,641

Selling, general, and administrative
   expenses                                          3,801           10,969             5,218                               19,988
                                                  ----------------------------------------------------------------------------------

Operating (loss) income                             (2,124)           1,148             3,629                  0             2,653

Interest expense                                     2,223               75             1,479                                3,777

Interest income                                         (5)              --              (287)                                (292)

Other expense                                           --               --               743                                  743

Gain from property damage claim                         --             (550)               --                                 (550)

Gain from sale of assets                                --               --           (14,195)                             (14,195)

Intercompany allocation                             (2,757)           2,757                --                                    0

(Profit) loss relating to subsidiaries             (11,292)              --                --             11,292                 0
                                                  ==================================================================================

Income (loss) before income taxes                    9,707           (1,134)           15,889            (11,292)           13,170

Provision (Benefit) for income taxes                  (211)            (259)            4,157                 --             3,687
                                                  ----------------------------------------------------------------------------------

Net Income (loss)                                 $  9,918         $   (875)         $ 11,732           $(11,292)         $  9,483
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
                                                  ==================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                        $  26,511        $ 129,477         $ 101,684          $ (27,598)         $ 230,074

Cost of goods sold                                  21,421           95,099            74,921            (27,598)           163,843
                                                 -----------------------------------------------------------------------------------

        Gross profit                                 5,090           34,378            26,763                  0             66,231

Selling, general, and administrative
   expenses                                         10,283           31,947            17,219                                59,449
                                                 -----------------------------------------------------------------------------------

Operating (loss) income                             (5,193)           2,431             9,544                  0              6,782

Interest expense                                     6,102              193             4,470                                10,765

Interest income                                        (17)              (1)             (449)                                 (467)

Other expense                                         (912)              --             3,690                                 2,778

Gain from property damage claim                         --             (550)                                                   (550)

Gain from sale of assets                                --               --           (14,195)                              (14,195)

Intercompany allocation                             (7,969)           7,969                --                                     0

(Profit) loss relating to subsidiaries              (8,590)              --                --              8,590                  0
                                                 -----------------------------------------------------------------------------------

Income (loss) before income taxes                    6,193           (5,180)           16,028             (8,590)             8,451

Provision (Benefit) for income taxes                  (994)          (1,724)            4,417                 --              1,699
                                                 -----------------------------------------------------------------------------------

Net Income (loss)                                $   7,187        $  (3,456)        $  11,611          $  (8,590)         $   6,752
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
                                                   Parent        Subsidiaries     Non-Guarantors       Adjustments         Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                 $  7,187         $ (3,456)         $ 11,611           $(8,590)          $  6,752
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities:
   Depreciation and amortization                       405            3,329             5,489                                9,223
   Gain from property damage claim                      --             (550)               --                                 (550)
   Gain from sale of assets                             --               --           (14,195)                             (14,195)
   Other                                             2,133             (467)           (4,924)                              (3,258)

Changes in operating assets and liabilities:
Accounts receivable                                    248              914             4,003                                5,165
Inventory                                             (290)          (8,744)           (1,745)                             (10,779)
Prepaid expenses and other                          (2,440)             609             2,015                                  184
Other assets                                            19             (595)             (229)                                (805)
Intercompany                                       (24,081)          18,847            (3,356)            8,590                  0
Accounts payable                                      (162)             432            (2,790)                              (2,520)
Accrued expenses and other                           2,796           (6,602)            3,798                                   (8)
                                                  ----------------------------------------------------------------------------------

Net cash (used in) provided by
   operating activities                            (14,185)           3,717              (323)                0            (10,791)
                                                  ----------------------------------------------------------------------------------

Investing activities:
Capital expenditures                                   (90)          (6,185)           (7,646)                             (13,921)
Proceeds from sale of asset                             --               --            18,700                               18,700
Proceeds from property damage claim                     --              872                --                                  872
Other Investments                                   (3,000)              --                --                               (3,000)
                                                  ----------------------------------------------------------------------------------

Net cash (used in) provided by
   investing activities                             (3,090)          (5,313)           11,054                 0              2,651
                                                  ----------------------------------------------------------------------------------

Financing activities:
Cash overdraft                                         (75)             812             1,108                                1,845
Net increase in short term debt                        229               74             1,773                                2,076
Proceeds from long term debt                        16,807            1,566               876                               19,249
Payments of long term debt                             (94)            (464)          (10,856)                             (11,414)
Proceeds from principal shareholder                     --               --                62                                   62
                                                  ----------------------------------------------------------------------------------

Net cash provided by (used in)
   financing activities                             16,867            1,988            (7,037)                0             11,818
                                                  ----------------------------------------------------------------------------------

Net (decrease) increase in cash and
   cash equivalents                                   (408)             392             3,694                --              3,678

Cash and cash equivalents at
   beginning of year                                   393              166             1,749                                2,308
                                                  ----------------------------------------------------------------------------------

Cash and cash equivalents
   at end of year                                 $    (15)        $    558          $  5,443                --           $  5,986
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


      Gain from Sale of Assets. The Company's subsidiary, ODDA Smelteverk, AS, had a minority equity investment in a local hydroelectric power company and also held contracts for the purchase of hydroelectric power through the years 2006 to 2010. As a result of legislative, regulatory and market developments occurring in Norway since the 1998 acquisition, the Company was able to sell its investment and related power rights to a Norwegian "state-owned" power production company in January 2000. The Company realized net sale proceeds of $18.7 million and a pre- and after-tax gain of $14.2 million and approximately $10 million, respectively, was recorded in the condensed consolidated statements of operations for the three months and nine months ended March 31, 2000. Approximately $1.3 million of the net sale proceeds have been deferred and will be recognized over the period of a related power purchase contract. A total of $10 million in bank indebtedness was repaid from the proceeds of the sale. As a result of the sale, the subsidiary's ability to purchase power at cost terminated and it purchases most of its power at prevailing market rates.


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

      Gain from Sale of Assets. The Company's subsidiary, ODDA Smelteverk, AS, had a minority equity investment in a local hydroelectric power company and also held contracts for the purchase of hydroelectric power through the years 2006 - 2010. As a result of legislative, regulatory and market developments occurring in Norway since the 1998 acquisition, the Company was able to sell its investment and related power rights to a Norwegian "state-owned" power production company in January 2000. The Company realized net sale proceeds of $18.7 million and a pre- and after-tax gain of $14.2 million and approximately $10 million, respectively, was recorded in the condensed consolidated statements of operations for the three months and nine months ended March 31, 2000. Approximately $1.3 million of the net sale proceeds have been deferred and will be recognized over the period of a related power purchase contract. A total of $10 million in bank indebtedness was repaid from the proceeds of the sale. As a result of the sale, the subsidiary's ability to purchase power at cost terminated and it purchases most of its power at prevailing market rates.


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

      Liquidity. As of March 31, 2000, the Company had $78.6 million of working capital and $72.7 million at June 30, 1999. Cash on hand at March 31, 2000 amounted to $6.0 million, as compared to $2.3 million at June 30, 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk


      See Part I -- Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosure About Market Risk."

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits


      Exhibit No.        Description
      --------           -----------
      27                 Restated Financial Data Schedule


      (b) Reports on Form 8-K

      No report on Form 8-K has been filed during the quarter ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PHILIPP BROTHERS CHEMICALS, INC.



Date: September 21, 2000         By: /s/ NATHAN Z. BISTRICER
                                     -------------------------------------------
                                     Nathan Z. Bistricer, Vice President and
                                      Chief Financial Officer


Date: September 21, 2000         By: /s/ JOSEPH KATZENSTEIN
                                     -------------------------------------------
                                     Joseph Katzenstein, Treasurer and Secretary