Form 10-K405
period 2000-06-30
PHILIPP BROTHERS CHEMICALS INC
filed 2000-09-27
CIK 1069899

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

                     For the fiscal year ended June 30, 2000

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

                         Yes  |X|                  No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was sold was $0 as of June 30, 2000.

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2000: 24,488.50

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I ....................................................................    4

       Item 1.  Business ..................................................    4
       Item 2.  Properties ................................................   22
       Item 3.  Legal Proceedings                                             23
       Item 4.  Submission of Matters to a Vote of Security Holders .......   24

PART II ...................................................................   25

       Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters .....................................   25
       Item 6.  Selected Financial Data ...................................   25
       Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................   26
       Item 7A. Quantitative and Qualitative Disclosures about Market
                  Risk ....................................................   34
       Item 8.  Financial Statements and Supplementary Data ...............   34
       Item 9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure ................................   34

PART III ..................................................................   35

       Item 10. Directors and Executive Officers of the Registrant ........   35
       Item 11. Executive Compensation ....................................   36
       Item 12. Security Ownership of Certain Beneficial Owners and
                  Management ..............................................   40
       Item 13. Certain Relationships and Related Transactions ............   40
       Item 14. Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K ................................................   42
Index to Financial Statements .............................................  F-1
Report of Independent Accountants .........................................  F-2

Consolidated Financial Statements
       Consolidated Balance Sheets as of June 30, 2000 and 1999 ...........  F-3
       Consolidated Statements of Operations and Comprehensive Income for
         the years ended June 30, 2000, 1999 and 1998 ...................... F-4
       Consolidated Statements of Changes in Stockholders' Equity for the
         years ended June 30, 1998, 1999 and 2000 ........................   F-5
       Consolidated Statements of Cash Flows for the years ended June 30,
         2000, 1999 and 1998 .............................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

Consolidating Financial Statements
       Consolidating Balance Sheet as of June 30, 2000 ...................  F-29
       Consolidating Income Statement for the year ended June 30, 2000 ... F-30 Consolidating Statement of Cash Flows for the year ended June 30,
         2000 ............................................................  F-31
       Consolidating Balance Sheet as of June 30, 1999 ...................  F-32
       Consolidating Income Statement for the year ended June 30, 1999 ... F-33 Consolidating Statement of Cash Flows for the year ended June
         30, 1999 ........................................................  F-34
       Consolidating Income Statement for the year ended June 30, 1998 ... F-35 Consolidating Statement of Cash Flows for the year ended June
         30, 1998 ........................................................  F-36

SIGNATURES ...............................................................  II-1

                                     PART I

Item 1. Business.

General

      Philipp Brothers Chemicals, Inc. ("Philipp Brothers" or the "Company") is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets including animal nutrition and health, agricultural, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries. The Company believes it has leading positions in certain of its end markets, and has global marketing and manufacturing capabilities. Approximately 36% of the Company's fiscal 2000 net sales consisted of sales made by the Company outside the United States. During fiscal 2000, the Company's products were manufactured at ten facilities in the United States, four facilities in Europe, two facilities in Israel, and one facility in South America. Unless the context otherwise requires, references in this Report to the "Company" refer to the Company and/or one or more of its subsidiaries, as applicable.

      The Company manufactures and markets more than 400 specialty agricultural and industrial chemicals, of which 50 products accounted for approximately 83% of fiscal 2000 net sales. The Company focuses on specialty agricultural and industrial chemicals for which it has a strong market position or an advantage in product development, manufacturing or distribution. Many of the Company's products provide critical performance attributes to its customers' products, while representing a relatively small percentage of total end-product costs.

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

      The table below sets forth the Company's fiscal 2000 net sales by operating segment, principal products, principal end markets or users, and selected well-known customers.

Business Segments                                Principal End           Selected Well-Known
(2000 Net Sales)*      Principal Products        Markets or Users        Customers
-----------------      ------------------        ----------------        -------------------
AGCHEM                 Agri-Tin                  Animal Feed             Agway
($180 million sales)   Amprolium                 Citrus                  BASF
                       Animal Feed Ingredients   Coccidiostats**         Cargill
                       Copper Fungicides         Feed Mills              Eli Lilly
                       Copper Sulfate F.G.       Grapes                  Farmland/LandOLakes
                       Fungicides                Nutritional             Helena (Marubeni)
                       Growth Regulators         Nuts                    Meriel (Merck/Rhone-Poulenc)
                       Nicarbazin                Poultry and Pet Food    Perdue
                       Trace Mineral Premixes    Supplements             Purina Mills
                       Trace Minerals            Vegetables              (Koch Industries)
                       Ultra-Flourish            Vines                   Sivam
                                                                         Sumitomo
                                                                         Tyson Foods
                                                                         United Agri Products (Conagra)

INDUSTRIAL             Alkaline Etchant          Acetylene               Ashland
CHEMICALS              Calcium Carbide           Brick and Tile          Automata
($138 million sales)   Copper Oxide              Catalysts               BOC
                       Dicyandiamide             Cement Coatings         Colgate Palmolive
                       Ferric Chloride           Chemical Milling        Elementis
                       Fly Ash                   Concrete                Engelhard
                       Iron Oxide                Flame Retardation       Fiberglass
                       Manganese Dioxide         Frits***                Hadco
                       Metal Treatment           Glass                   Hoffman La Roche
                       Recycling Activities      Intermediates           Hutchinson
                       Selenium Disulfide        Metal Finishers         Laporte
                       Sodium Fluoride           Pharmaceutical          MacDermid
                                                 Printed Circuit Board   Morton International
                                                 Wood Treatment          Osmose
                                                                         Owens Corning
                                                                         PPG Industries
                                                                         Procter & Gamble
                                                                         Sanmina
                                                                         Shipley
                                                                         SmithKline Beecham
                                                                         Tyco International Unilever
                                                                          Van Waters & Rogers

----------
*     Net sales excludes intersegment sales.
** Coccidiostats are a pharmaceutical product used for the prevention of coccidiosis (a parasitic infection) in chickens.
*** A frit is a smelted chemical composition rapidly quenched to produce glasses that are used to coat ceramics or metal substrates.

      Reference is made to Note 14 of the Company's Consolidated Financial Statements for certain segment information.

Champ Flowable(R), Champion(R), GibGro(R), MRT(R), Nicarb(R), Nicarmix(R), Ac-Cu-Guard(TM), Agri-tin(TM), Chromax(TM), Chromox(TM), Brickox(TM), Macclesfield(TM), Magna Float(TM), MRT Cement(TM), Ultra Flourish(TM) and Phibro and design(TM) are trademarks of the Company.

      No single customer accounted for more than 4% of the Company's 2000 net sales.

      The Company manufactures and markets a broad range of specialty agricultural and industrial chemicals, comprising two operating segments: AgChem and Industrial Chemicals.

AgChem

      The Company manufactures and markets trace minerals, trace mineral premixes, as well as vitamins, vitamin premixes and animal health care products, to the animal feed, poultry and pet food industries, and manufactures and distributes fungicides and other agricultural products in the United States, France and other international markets.

Animal Nutrition and Health Products

      Through its subsidiary, Prince Agriproducts, Inc. ("Prince Agri"), the Company manufactures and markets trace minerals, trace mineral and selenium premixes and other ingredients to the animal and poultry feed and pet food industries predominantly in the United States. These products generally fortify, enhance or make more nutritious or palatable the animal and poultry feeds and pet foods with which they are mixed. The Company has a line of trace mineral additives used by the U.S. animal feed industry. The majority of the other ingredients the Company sells are nutrients which are used as supplement for animal feed. The Company serves customers in major feed segments, including swine, dairy, poultry and beef as well as pet food and aquaculture. The Company's foundation and strength in the animal feed industry have come from its basic position in several trace minerals. The Company also manufactures and markets copper sulfate as an animal feed supplement. Copper is a nutritional requirement for the production of hemoglobin and for the normal growth and well being of animals.

      The Company customizes trace mineral and selenium premixes at its blending facilities in Marion, Iowa, Quincy, Illinois and Bowmanstown, Pennsylvania, and makes a diverse line of other trace minerals and macro-minerals. The Company's major customers for these products are medium to large companies, co-ops, blenders, integrated poultry operations and pet food companies. Typical customers include Purina Mills, Continental Grain, ADM, Agway, Farmland/LandOLakes, Perdue and Tyson Foods. The Company sells other ingredients, such as buffers, vitamin K and amino acids, including lysine, tryptophan and threonine.

      The Company's Israeli subsidiary, Koffolk (1949) Ltd. ("Koffolk Israel"), is a producer and distributor of vitamins and premixes for the animal feed and poultry industries in Israel, and also sells such products worldwide. Koffolk Israel also provides a wide range of services to the animal feed industry in Israel including: mobile computer units for on-the-spot feed information, comprehensive feed laboratory services for both chemical and microbiological assay, and an experimental farm for field testing of feed additives and animal health products. Koffolk Israel's nutritionists, field specialists and veterinary experts provide technical assistance to ensure effective product use.

      Koffolk Israel also produces other intermediates used in the manufacture of certain pharmaceuticals. Koffolk Israel's plant in Ramat Hovav, Israel operates under the FDA's GMP regulations, and has received FDA approval for some of its processes and production operations.

      Through Koffolk Israel and its Brazilian subsidiary, Planalquimica Industrial Ltda. ("Planalquimica"), the Company produces nicarbazin, and through Koffolk Israel the Company also produces amprolium for distribution to the world-wide poultry industry through major multinational pharmaceutical and veterinary companies. The Company believes it is the sole world-wide producer of amprolium, and the largest volume world-wide producer of nicarbazin through its facilities in Israel and Brazil. The Company is the sole Latin American producer of nicarbazin. Modern, large scale poultry production is based on intensive animal management practices. This type of animal production requires routine prophylactic medications in order to prevent health problems. Coccidiosis is one of the critical disease challenges which poultry producers face, globally. Coccidiosis is an infection of coccidia, a microscopic parasite which routinely infects chickens. Nicarbazin and amprolium are among the most effective medications for the prevention of coccidiosis in chickens when used in rotation with other coccidiostats. In 1996, Koffolk Inc. ("Koffolk USA") purchased from the Animal Feed Division of Merck & Co. Inc. ("Merck"), the right to sell nicarbazin, which Koffolk Israel had been manufacturing in Israel. Koffolk USA became the registered transferee and owner of the New Animal Drug Application ("NADA") for nicarbazin approved by the U.S. Food and Drug Administration ("FDA"). Koffolk USA became a subsidiary of the Company in June 1998. Separately, Merck appointed Koffolk USA as its exclusive U.S. distributor of amprolium for poultry markets. In 1999, Koffolk Israel purchased from Merial Limited, the successor to Merck, its European rights for nicarbazin-based products.

Crop Protection

      Through its division, Agtrol International, the Company focuses on developing, registering, manufacturing and marketing crop protection chemicals. The Company has a large and diversified portfolio of many products registered under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") for use in crop protection in the United States, and holds product registrations for its crop protection chemicals in many foreign countries. The principal markets are in the Northern Hemisphere, particularly in North America and Europe. The business is seasonal, with approximately 70% of sales occurring between March and June.

      The Company's current product line consists of a variety of copper fungicides and gibberellins, a plant growth regulator used in table grapes and citrus production. The Company also seeks to increase its product lines through identification and registration of generic fungicides under FIFRA either directly or through joint ventures or strategic alliances. In 1998, the Company obtained the U.S. registration under FIFRA required to sell a triphenyltin hydroxide ("TPTH") based product, under the name Agri-tin, a fungicide used primarily in the sugar beet, pecan and potato industry. In 1998, the Company also launched a mefenoxam-based product, under the name Ultra Flourish, for use in a variety of end use formulations. Mefenoxam is a systemic fungicide used in the tobacco, citrus and vegetable industries.

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

      Fly Ash Related Products. Through Mineral Resource Technologies, L.L.C. ("MRT"), a subsidiary started by the Company in 1995, the Company manages combustion and mineral by-products. MRT provides management and recycling of coal combustion residues, including fly ash and bottom ash, and also mineral processing residues. MRT typically provides these products to its customers directly from a utility's site or through its own terminals. Through the MRT Technology Center in Atlanta, MRT seeks to develop end-use markets for certain of these by-products. MRT's research and development program resulted, in March 1998, in two issued U.S. patents and a proprietary value-added product, called MRT Cement, made primarily from fly ash. (Fly ash is the fine residue and bottom ash is the heavier particles that result from the combustion of coal. Fly ash is a pozzolan; i.e., a mixture that, in the presence of water, combines with an activator, such as portland cement, to produce a cement-like material. This allows fly ash to be used as a less expensive substitute for other cementitious materials.) There is no assurance that MRT Cement will be, or the Company's research and development efforts will result in the development of, a commercially successful product.

      In connection with its fly ash management operations, MRT has entered into and will seek to enter long-term sales and distribution agreements with utilities providing for minimum payments and/or purchase obligations by MRT of varying durations. Certain of these contracts also require MRT to construct (at its expense) facilities to store and/or process ash. MRT's ability to achieve long-term revenue growth and profitability is dependent upon securing additional long-term ash management contracts with utilities, developing fly ash beneficiation facilities and successfully commercializing MRT Cement. The Company is in the process of evaluating methods to exploit the MRT Cement and fly ash beneficiation technologies, including constructing cement manufacturing and fly ash beneficiation plants. However, there can be no assurance that the Company will be successful in developing commercially viable means of exploiting any such product or technology. Consistent with industry practice, in connection with its long-term contracts, the Company has furnished and expects to furnish performance bonds or guarantees to such utilities.

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

      Through its Norwegian subsidiary, ODDA Smelteverk AS ("ODDA"), which it acquired in October 1998 together with certain related distribution business assets, the Company manufactures and distributes calcium carbide and dicyandiamide. The principal uses of calcium carbide are in the production of acetylene for welding and cutting, as a desulphurization agent in the steel and foundry industry, and in the manufacture of chemicals. Dicyandiamide is used in several applications, including as a fire retardant for fiber, wood and paint, for producing epoxy laminates for circuit boards and adhesives, for producing paper chemicals, and as a dye fixative for textiles. In January 2000, the Company sold to a Norwegian "state governed" power production company its approximately 21% holding in Aktieselskabet Tyssefaldene ("Tyssefaldene"), which operates three power stations within the region of Norway in which ODDA is located, two of which were leased from the Government of Norway by Tyssefaldene and one of which is owned by Tyssefaldene. The net sales proceeds were $18.7 million. As a result of the sale, ODDA's long-term concession from the Government of Norway to buy power at cost was terminated early, and ODDA agreed to purchase a portion of its power needs through 2010 at rates consistent with market rates prevailing at the time of the closing. ODDA will purchase the balance of its power needs at market rates at the time of purchase.

Sales, Marketing And Distribution

      The Company sells specialty chemicals to manufacturers who incorporate the Company's products into their finished goods. The Company has more than 3,450 customers. Sales to the top ten customers represented approximately 17% of the Company's 2000 net sales and no single customer represented more than 4% of the Company's 2000 net sales.

      The Company's sales and marketing network consists of a direct sales force in its AgChem and Industrial Chemicals segments of approximately 58 and 49 persons, respectively, as well as more than 130 and 100 independent agents and distributors, respectively, who specialize in particular markets.

      The Company's products are often critical to the performance of its customers' products while representing a relatively small percentage of the total end-product cost. Management believes that the three key factors to marketing its products successfully are high quality products, a highly trained and technical sales force, and customer service.

Raw Materials

      The raw materials used in the Company's business consist chiefly of copper metal and a wide variety of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. In fiscal 2000, no single raw material accounted for more than 5% of the Company's cost of goods sold. Total raw materials cost was approximately $165 million or 52% of net sales in 2000.

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

Customers

      The Company does not consider its business to be dependent on a single customer or a few customers, and the loss of any of its customers would not have a material adverse effect on the Company's results. No single customer accounted for more than 4% of the Company's 2000 net sales. The Company typically does not enter into long-term contracts with its customers. However, the Company has entered into certain long-term contracts with respect to nicarbazin and amprolium, as well as its ferric chloride recycling and fly ash management activities. For additional information on the Company's customers, see "--Products" and "--Sales, Marketing and Distribution."

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

Employees

      As of June 30, 2000, the Company had approximately 1,130 employees worldwide, of whom 45% were salaried employees and 55% were hourly employees. Of these, 294 employees were in management and administration, 107 in sales and marketing, 103 were chemists or technicians and 627 were in production. Approximately 9% of the Company's domestic employees were covered by collective bargaining agreements with three unions. These agreements expire from 2000 through 2005. Certain employees are covered by individual employment agreements. Koffolk Israel continues to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. In Norway, approximately 75% of ODDA's employees are covered by collective bargaining agreements.

      The Company considers its relations with both its union and non-union employees to be good.

Environmental Matters

      Like similar companies, the Company and its subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the manufacture, sale and use of pesticides and the health and safety of employees. Pursuant to environmental laws, subsidiaries of the Company are required to obtain and retain numerous governmental permits and approvals to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial under certain circumstances. Under certain circumstances, the Company or any of its subsidiaries might be required to curtail operations until a particular problem is remedied. Known costs and expenses under environmental laws incidental to ongoing operations are generally included within operating budgets. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws or to investigate or remediate potential or actual contamination and from time to time the Company establishes reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict.

      Subsidiaries of the Company have from time to time implemented procedures at their facilities designed to respond to obligations to comply with environmental laws. The Company believes that its operations are currently in material compliance with such environmental laws, although at various sites the Company's subsidiaries are engaged in continuing investigation and/or remediation efforts to address contamination associated with their historic operations. As many environmental laws impose a strict liability standard, however, there can be no assurance that future environmental liability will not arise.

      In addition, the Company cannot predict the extent to which any future environmental laws may affect any market for the Company's products or services or its costs of doing business. For instance, if governmental enforcement efforts should lessen, the market for Phibro-Tech's recycling services could decline. Alternatively, changes in environmental laws might increase the cost of the Company's products and services by imposing additional requirements on the Company. States that have received authorization to administer their own hazardous waste management programs may also amend their applicable statutes or regulations, and may impose requirements which are stricter than those imposed by U.S. Environmental Protection Agency (the "EPA"). No assurance can be provided that such changes will not adversely affect the Company's ability to provide products and services at competitive prices and thereby reduce the market for the Company's products and services.

      As such, the nature of the current and former operations of the Company and its subsidiaries exposes them to the risk of claims with respect to such matters and there can be no assurance that material costs and liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on the Company. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption, under "--Litigation," and elsewhere in this Report, it should be noted that the Company takes and has taken the position that neither the parent company, Philipp Brothers Chemicals, Inc., nor any of its subsidiaries is liable for environmental or other claims made against one or more of its other subsidiaries or for which any of such other subsidiaries may ultimately be responsible. References to the Company should accordingly not be read or interpreted as a statement or admission that Philipp Brothers or any of its subsidiaries is liable for activities of or claims made against any of its other subsidiaries.

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

      Such laws affect the coal industry both directly and indirectly. The coal industry is directly affected by Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter (such as "fugitive dust"), and may also be impacted by future regulation of fine particulate matter. Every five years, the EPA reviews and revises, if necessary, its National Ambient Air Quality Standards ("NAAQS"), which is a set of national air quality standards relating to fine particulate matter and ozone, among other criteria air pollutants. In July 1997, the EPA adopted stringent new NAAQS, and the impact of such new standards on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act, as well as on pending legislative proposals to delay or eliminate aspects of the new NAAQS.

      The Clean Air Act indirectly affects operations of the Company and its subsidiaries by extensively regulating the air emissions of sulfur dioxides and other compounds emitted by coal-fired utility power plants. Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants, setting baseline emission standards for such facilities. The effect of the Clean Air Act Amendments on MRT cannot be completely ascertained at this time.

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

Foreign Regulation

      The Company's foreign subsidiaries are subject to a variety of foreign environmental laws relating to pollution and protection of the environment, including the generation, handling, storage, management, transportation, treatment and disposal of solid and hazardous materials and wastes, the manufacture and processing of pesticides and animal feed additives, emissions to the air, discharges to land, surface water and subsurface water, human exposure to hazardous and toxic materials and the remediation of environmental pollution relating to their past and present properties and operations.

Regulation of Recycling Activities

      The Company's recycling activities may be broken down into the following segments for purposes of regulation under RCRA or equivalent state programs: (i) transport of wastes to the Company's facilities, (ii) storage of wastes prior to processing, (iii) treatment and/or recycling of wastes, and (iv) corrective action at its RCRA facilities. Although all aspects of the treatment and recycling of waste at its recycling facilities are not currently the subject of federal RCRA regulation, subsidiaries of the Company made decisions to permit recycling facilities as RCRA regulated facilities and have been issued final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey. Part B renewal applications have been submitted for the Santa Fe Springs and Sumter sites. The applications are being reviewed. Phibro-Tech has also obtained an interim status RCRA permit from the California Department of Health Services and has filed a Part B permit application with the Department for its Union City, California facility.

      In connection with RCRA Part B permits for the waste storage and treatment units of various facilities, the Company's subsidiaries have been required to perform extensive site investigations at such facilities to identify possible contamination and to provide regulatory authorities with plans and schedules for remediation. Soil and groundwater contamination has been identified at several plant sites and has required and will continue to require corrective action and monitoring over future years. In order to maintain compliance with RCRA Part B permits, which are subject to suspension, revocation, modification or denial under certain circumstances, the Company has been, and in the future may be, required to undertake additional capital improvements or corrective action.

      Subsidiaries of the Company are required by RCRA and their Part B permits to develop and incorporate in their Part B permits estimates of the cost of closure and post-closure monitoring for their operating facilities. In general, in order to close a facility which has been the subject of a RCRA Part B permit, a RCRA Part B closure permit is required which approves the investigation, remediation and monitoring closure plan, and requires post-closure monitoring and maintenance for up to 30 years. Accordingly, additional costs are incurred in connection with any such closure. These cost estimates are updated annually for inflation, developments in available technology and corrective actions already undertaken. The Company has in most instances chosen to provide the regulatory guarantees required in connection with these matters by means of its coverage under an environmental impairment liability insurance policy. There can be no assurance that such policy will continue to be available in the future at economically acceptable rates, in which event other methods of financial assurance will be necessary.

      In addition to certain operating facilities, the Company or its subsidiaries have been and will be required to investigate and remediate certain environmental contamination at shutdown plant sites. The Company or its subsidiaries are also required to monitor such sites and continue to develop controls to manage these sites within the requirements of RCRA corrective action programs.

      Based upon available information, accruals for management estimates of the cost of further environmental investigation and remediation at operating, curtailed and closed sites are approximately $1.6 million as of June 30, 2000.

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

      In 1984, Congress enacted certain amendments to RCRA under which facilities with RCRA permits were required to have RCRA facility assessments ("RFA") by the EPA or the authorized state agency. Following an RFA, a RCRA facility investigation, a corrective measures study, and corrective measure implementation must, if warranted, be developed and implemented. As indicated below, the Company's subsidiaries are in the process of developing or completing various actions associated with these regulatory phases at certain of their facilities.

      Sewaren, New Jersey. In April 1989, the New Jersey Department of Environmental Protection, Division of Waste Management and Division of Water Resources (collectively the "DEP"), issued an Administrative Order and Notice of Civil Administrative Penalty Assessment against C.P. Chemicals, Inc. ("CP"), a subsidiary of the Company, relating to CP's recycling and manufacturing facility in Sewaren, New Jersey. This proceeding resulted in an Administrative Consent Order (the "ACO"), effective March 11, 1991. The ACO mandates the development and implementation of an environmental remediation plan and requires payment of a penalty in the amount of $2.2 million plus interest calculated at 8.57% per annum, to be paid in ten yearly installments. This charge was previously reflected in the Company's consolidated financial statements. In addition, the ACO sets forth stipulated penalties for specified violations of the ACO and requires reimbursement by CP to the DEP for prior costs and future oversight costs. CP has posted $500,000 in financial assurances which amount may be modified based on cost reviews which CP is required to submit annually as part of its investigation and remediation program. CP has substantially completed its investigation and remediation efforts which include installation of a hydraulic control system and pre-treatment of ground water on the site and capping to address soil contamination concerns and satisfy storm water management requirements. Such efforts remain subject to continuing review by the DEP. In 1998, operations at the Sewaren facility were curtailed.

      In June 2000, CP transferred title to the Sewaren property to the local township. At the same time, CP entered into a 10-year lease with the township, providing for lease payments aggregating $2,000,000, and covering certain areas of the property, in order to allow it to conduct operations relating to its RCRA Part B Facility Permit. While the township took title to the property and assumed basic property related obligations, including the operation and maintenance of the ground water control system called for by the ACO, the Company retained other environmental obligations under the ACO and also entered into an indemnification agreement with the township regarding environmental conditions existing at the time of the transfer.

      Sumter, South Carolina. In 1991, in connection with the RCRA Part B permit for its Sumter, South Carolina facility, Phibro-Tech undertook the closure of certain waste water treatment impoundments pursuant to RCRA closure requirements and installed a waste water treatment system at the plant and is engaged in an additional phase of facility investigation at the site. Phibro-Tech has completed remedial action to remove material from an area used by a former owner of the site. The South Carolina Department of Health and Environmental Control ("SCDHEC") has requested additional sampling in this area. Separately, Phibro-Tech and certain adjacent land owners have entered into a consent agreement to conduct an environmental investigation regarding certain property located next to the Sumter facility, including a small portion of the Sumter facility property, which has been identified as containing debris. An engineering firm has been hired to investigate the situation and to make recommendations.

      Santa Fe Springs, California. In connection with its request for renewal of its RCRA Part B permit for its Santa Fe Springs, California facility, and the administrative order noted below for this facility, Phibro-Tech has implemented various phases of environmental investigation and corrective measure study and assessments. It is currently in a continuing investigation and corrective measure phase, which will involve additional sampling to determine the level of corrective action. At this time it is anticipated that this will involve a pump and treat system through an existing on-site pre-treatment plant. Phibro-Tech is also subject to an investigative and enforcement order, the ultimate scope and disposition of which is currently being discussed with the California Department of Toxic Substances Control ("DTSC"). The principal outstanding issue under the order was the requirement of further soil investigation and the development of a remediation plan, if necessary, beyond that already covered by the facility investigation originally conducted. The study has been completed and Phibro-Tech's consulting environmental engineers have recommended to DTSC no further action in this regard. Separately, Phibro-Tech has received a summons from Communities for a Better Environment alleging that Phibro-Tech violated Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1985, and the California Health and Safety Code. Several other companies in Santa Fe Springs received similar summonses. The parties are engaged in discovery and trial with respect to this latter proceeding is set for August 2001.

      Phibro-Tech has also received a summary of violations from the DTSC for its Santa Fe Springs facility alleging certain permit violations as well as violations of the California Health and Safety Code and corresponding regulations. Phibro-Tech is in contact with the DTSC with regard to these claims, in an attempt to determine whether they can be resolved through a mutually acceptable compliance schedule.

      Union City, California. Phibro-Tech's Union City, California facility is an interim status facility with an application for a RCRA Part B permit pending. In lieu of conducting investigation activities under a final Part B permit, Phibro-Tech entered into a consent order with the California DTSC requiring the assessment and investigation of soil and ground water quality and remediation, if required, similar to that which would be required under a Part B permit. Phibro-Tech completed the first phase of the investigation process and has submitted reports and assessments to the DTSC which are currently under review. Further limited characterization has been requested but Phibro-Tech and its consulting engineers do not currently anticipate any extensive ongoing corrective measures. This facility is also the subject of a DTSC summary of violations alleging certain permit violations and violations of the California Health and Safety Code and corresponding regulations. Phibro-Tech is in contact with the DTSC with regard to this matter in an attempt to determine whether it can be resolved through a mutually acceptable compliance schedule.

      Joliet, Illinois. In connection with the RCRA Part B permit for this facility, Phibro-Tech completed an initial RCRA facility investigation and an additional sampling and investigative phase. The results of such sampling and investigation were submitted to the Illinois Environmental Protection Agency, and, based on the agency's response, Phibro-Tech will develop a plan for further investigation or monitoring, or, if necessary, corrective action.

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

      Powder Springs, Georgia. Phibro-Tech's facility in Powder Springs, Georgia has been operationally closed since 1985. Phibro-Tech retains environmental compliance responsibility for this facility and has effected a RCRA closure of the regulated portion of the facility, a surface impoundment. Post-closure monitoring and the implementation of a corrective measures plan are required. Phibro-Tech has submitted and received Georgia Department of Environmental Protection approval for a remedial investigation plan, and has granted Phibro-Tech's Part B permit renewal application. The permit calls for a Phase II work plan for corrective action.

      Union, Illinois. Phibro-Tech's facility in Union, Illinois has also been operationally closed since 1986. Phibro-Tech has performed additional soil sampling and submitted a closure plan to the Illinois EPA, which is under review.

      Third Party Sites. The Company has, and certain of the Company's subsidiaries have, sent products to customers at chemical processing or manufacturing sites and sent wastes from their operations to various third party waste disposal sites. In addition to the litigation described below with respect to the Jericho, South Carolina site and the Casmalia, California site, from time to time the Company or a subsidiary receives notice from representatives of governmental agencies and private parties, or is named as a potentially responsible party in legal proceedings, in which claims are made that it is potentially liable for a portion of the investigation and remediation costs and natural resource damages at such third party sites. Such claims are for strict liability and carry with them the possibility of joint and several liability under applicable Environmental Laws such as CERCLA, regardless of the relative fault or level of involvement of the Company and other potentially responsible parties. Although there can be no assurance, the Company does not believe that liabilities in connection with such third party sites as to which claims have been received to date will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      Ramat Hovav, Israel. Koffolk Israel's Ramat Hovav plant produces a wide range of organic chemical intermediates for the chemical, pharmaceutical, fragrance and veterinary industries. Israeli legislation enacted in 1997 amended certain environmental laws by authorizing the relevant administrative and regulatory agencies to impose certain sanctions, including issuing an order against any person that violates such environmental laws to remove the environmental hazard. In addition, such law imposes criminal liability on the officers and directors of a corporation that violates such environmental related laws, and increases the monetary sanctions that such officers, directors and corporations may be ordered to pay as a result of such violations. The Ramat Hovav plant operates under the supervision of the Ministry of Environment of the State of Israel. The sewage system of the plant is connected to the Ramat Hovav Local Industrial Council's central installation, where Koffolk Israel's sewage is treated together with sewage of other local plants. Owners of the plants in the area, including Koffolk Israel, have been required by the Israeli Ministry of Environment to build facilities for pre-treatment of their sewage.

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

      Norwegian legislation requires that ODDA produce its products according to its discharge permit and implementation system for environmental control and improvements. Both local and central authorities are now focusing on the environmental situation in the fjord at Odda and on waste disposal there by the three primary manufacturers in the area, including ODDA. In ODDA's case, the focus has been on the discharge of polynucleated aromatic hydrocarbons ("PAH") from the Venturi scrubber in the calcium carbide plant and the nitrogen content in the filtercake (1%) discharge from the dicyandiamide plant. In a meeting between ODDA and SFT (Norwegian Pollution Control Authority) in June 1998, SFT indicated that ODDA should make a diligent effort to develop a commercial use for filtercake within three years, and consider the reduction of discharges of PAH from existing levels (which discharges are in compliance with ODDA's permits). Projects involving a new filter to reduce emissions of soluble nitrogen and a facility to dry and bulk ship filtercake are being pursued in consultation with the SFT.

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

      The FDA may deny a NADA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurances that FDA approval of any NADA will be granted on a timely basis or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NADA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP regulations. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure compliance.

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

      The Company currently markets nicarbazin in the EU. Nicarbazin holds an Annex I registration. This means that the compound must be registered in each of the member states and can be used legally by customers in the EU. Any manufacturer, including generic producers, is permitted to sell nicarbazin in the EU on the basis of a Certificate of Analysis. The distributor selling the product warrants that it contains what is indicated on the label. The registration may not be transferred in a manner similar to an FDA registration. The originator of the registration, however, retains certain rights. For one, the originator or a successor to the rights of the originator may refer to the data file of the originator and any predecessors when making a submission.

      The EU is in the process of centralizing the regulatory process for animal drugs for member states. In 1997, the EU drafted new regulations requiring the re-registration of feed additives, including coccidiostats. Part of these regulations include a provision for manufacturers to submit quality data for their own formulation, in effect adopting a Product License procedure similar to that of the FDA. The provision is known as Brand Specific Approval ("BSA"), and provides manufacturers with the opportunity to register their own unique brands, instead of simply the generic compound. The BSA process is being implemented over time. The new system is more like the U.S. system, where regulatory approval is for the formulated product or "brand." The Company has taken the necessary steps to apply for a BSA for nicarbazin in the EU. However, there is no assurance that the Company will receive a BSA for nicarbazin in the EU, or if its does receive such BSA, when it will be granted or whether it will be unlimited.

                              CONDITIONS IN ISRAEL

      The following information discusses certain conditions in Israel that could affect the Company's Israeli subsidiary, Koffolk Israel. As of June 30, 2000 and for the year then ended, Israeli operations (excluding Koffolk Israel's non-Israeli subsidiaries) accounted for approximately 18% of the Company's consolidated assets and approximately 16% of its consolidated net sales. All figures and percentages are approximate. A portion of the information with respect to Israel presented hereunder has been taken from Annual Reports of the Bank of Israel.

Political Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and the Palestine Liberation Organization ("PLO")--Palestinian Authority representatives have been signed. In addition, Israel and several other Arab states have announced their intention to establish trade and other relations and are discussing certain projects. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon and there have been delays in the negotiation and implementation of agreements with the PLO. There can be no assurance as to whether or how the "peace process" will develop or what effect it may have upon the Company. Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israel companies. Despite measures to counteract the boycott, including anti-boycott legislation in the United States, the boycott has had an indeterminate negative effect upon trade with and foreign investment in Israel. The Company does not believe that the boycott has had a material adverse effect on the Company, but there can be no assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on the operation or expansion of the Company's business.

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

Economic Conditions

      Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and security incidents. The Israeli government has, for these and other reasons, intervened in the economy by utilizing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and control of wages, prices and exchange rates. The Israeli government periodically changes its policies in all these areas.

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

Assistance from the United States

      The State of Israel receives significant amounts of economic and military assistance from the United States. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past, and if its does not, the Israeli economy could suffer material adverse consequences.

Trade Agreements

      Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is also a signatory to the General Agreement on Tariffs and Trade, which provides for reciprocal lowering of trade barriers among its members. In addition, Israel has been granted preferences under the Generalized System of Preferences from the United States, Australia and Canada. These preferences allow Israel to export the products covered by such programs either duty-free or at reduced tariffs. Israel has also entered into preferential trade agreements with the European Union and the European Free Trade Association. In recent years, Israel has established commercial and trade relations with a number of other nations, including Russia, China and nations in Eastern Europe, with which Israel had not previously had such relations.

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

Item 2. Properties.

      The Company maintains its principal executive offices and a sales office in Fort Lee, New Jersey. The Company has 17 manufacturing facilities. The chart below sets forth the locations and sizes of the principal manufacturing and other facilities operated by the Company and uses of such facilities, all of which are owned, except as noted.

                                 Approximate
Location                         Square Footage   Uses
-------                          --------------   -----
Fort Lee, New Jersey(a)              23,500       Corporate Headquarters
Atlanta, Georgia(a)                   5,000       MRT Administrative and Sales,
                                                  Laboratory
Bowmanstown, Pennsylvania            56,500       Industrial Chemicals; AgChem
Bremen, Indiana                      50,000       AgChem; Warehouse
Garland, Texas                       20,000       Industrial Chemicals
Houston, Texas(a)                    10,300       Administrative and Sales
Joliet, Illinois                     34,500       Industrial Chemicals
Ladora, Iowa                          9,500       Warehouse
Marion, Iowa                         32,500       AgChem
Phoenix City, Alabama                 6,000       Industrial Chemicals
Quincy, Illinois(b)                 187,000       Industrial Chemicals; AgChem;
                                                  Warehouse; Administrative and
                                                  Sales
Santa Fe Springs, California(c)      90,000       Industrial Chemicals
Sumter, South Carolina              123,000       AgChem; Industrial Chemicals
Union City, California               20,600       Industrial Chemicals
Wilmington, Illinois                119,000       Warehouse
Bordeaux, France                    141,000       AgChem; Administrative and
                                                  Sales
Braganca Paulista, Brazil            35,000       Agchem; Administrative and
                                                  Sales
Meerbusch, Germany(a)                   700       Sales
Odda, Norway                        364,000       Industrial Chemicals;
                                                  Warehouse;
                                                  Administrative and Sales
Petach Tikva, Israel                 60,000       AgChem; Administrative and
                                                  Sales
Ramat Hovav, Israel(a)              140,000       AgChem; Industrial Chemicals
Reading, Berks, United Kingdom(a)     3,100       Administrative and Sales
Stradishall, United Kingdom          20,000       Industrial Chemicals;
                                                  Administrative and Sales
Scunthorpe, United Kingdom(a)        93,000       Industrial Chemicals;
                                                  Warehouse

----------
(a) This facility is leased. The Company's leases expire from 2000 to 2027. For information concerning the Company's rental obligations, see Note 12 to the Company's Consolidated Financial Statements included herein.
(b) Comprises six facilities, including three warehouse, two manufacturing and one sales facility.
(c) The Company leases the land under this facility from a partnership owned by Jack Bendheim, Marvin Sussman and James Herlands. See "Certain Relationships and Related Transactions."

      The Company's subsidiary, C.P. Chemicals, Inc., leases portions of a previously owned inactive, former manufacturing facility in Sewaren, New Jersey, and another subsidiary of the Company owns inactive, former manufacturing facilities in Powder Springs, Georgia and Union, Illinois. MRT leases property and operates terminal facilities in Atlanta, Georgia, South Beloit, Illinois, Pittsburg, California and Corona, California, and operates loading and storage facilities in Pryor, Oklahoma, Joppa, Illinois, St. John, Arizona, Gentry, Arkansas, Labadie, Missouri, Rush Island, Missouri and Presque Isle, Michigan.

      The Company believes that its existing and planned facilities are and will be adequate for the conduct of its business as currently conducted and as currently contemplated to be conducted.

      The Company and its subsidiaries are subject to extensive regulation by numerous governmental authorities, including the FDA and corresponding state and foreign agencies, and to various domestic and foreign safety standards. Manufacturing facilities of the Company in Ramat Hovav and Brazil manufacture products that conform to the FDA's GMP regulations. Of the Company's five domestic facilities involved with recycling, four have final RCRA Part B hazardous waste storage and treatment permits and one is in an interim permit status. The Company's regulatory compliance programs include plans to achieve compliance with international standards known as ISO 9002 standards, which became mandatory in Europe in 1999. The FDA is in the process of adopting the ISO 9002 standards as regulatory standards for the United States, and it is anticipated that these standards will be phased in for U.S. manufacturers over a period of time. The Company's plants in Bowmanstown, Pennsylvania and Petach Tikva, Israel have achieved ISO 9002 certification. The Company does not believe that adoption of the ISO 9002 standards by the FDA will have a material effect on its financial condition, results of operations or cash flows.

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

      On or about April 17, 1997, CP and the Company were served with a complaint filed by Chevron USA, Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that operations of CP at its Sewaren plant affected adjoining property owned by Chevron and that Philipp Brothers, as the parent of CP, is also responsible to Chevron. The complaint includes statutory claims under RCRA and common law claims. There are several other defendants in the action, including the former owner of the Sewaren site and Chevron's site and a prior tenant of the Chevron site. Additional parties have been brought into the action. Interrogatories have been exchanged and depositions are being conducted. The Company is not, at this time, in a position to assess the extent of any ultimate liability it may have in connection with this suit or the potential responsibility of other defendants, or the future cost of remediation of the Chevron site, and is actively defending the action.

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under CERCLA by the EPA, involving a former third party fertilizer manufacturing site in Jericho, South Carolina. Phibro-Tech responded that it had supplied a useful product to the operator of the site and that it believes this constitutes a defense to the claims brought against it. The South Carolina Department of Health and Environmental Control, which had assumed oversight of this site, filed suit in United States District Court to approve a settlement with certain steel company PRPs. Other parties intervened and filed administrative actions to contest the substantive and procedural fairness of that settlement. The Court permitted other PRPs to intervene and, in August 1999, disapproved the settlement. Discussions between representatives of the original group of settling PRPs and of the other PRPs have taken place in an effort to determine whether a joint settlement proposal is feasible. Under applicable law all non-settling PRPs could be found to have strict, joint and several liability under CERCLA. Accordingly, Phibro-Tech will continue to assess how best to respond to claims raised in this proceeding. While the outcome of ongoing negotiations is uncertain, the Company has accrued its best estimate of the amount for which this matter can be settled.

      In February, 2000, the EPA notified numerous parties of potential liability for waste disposed of at a licensed Casmalia, California disposal site, including a business, assets of which were originally acquired by a subsidiary of the Company in 1984. Phibro-Tech has responded, requested further information and joined a PRP working group which has engaged in discussions with the EPA. The Company is not, at this time, in a position to assess the extent of any ultimate liability it may have in connection with this proceeding or the potential responsibility of other PRPs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) Market Information. There is no public trading market for the Company's common equity securities.

      (b) Holders. As of June 30, 2000, there was one holder of the Company's Class A Common Stock and two holders of the Company's Class B Common Stock.

      (c) Dividends. The Company did not declare dividends on any of its common stock during the two years ended June 30, 2000.

Item 6. Selected Financial Data.

      The following table sets forth summary consolidated financial data for the Company for the past five years ended June 30, 2000. The summary consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                     Summary of Consolidated Financial Data

                                                                  Year Ended June 30,
                                               -------------------------------------------------------
                                                 2000      1999(a)      1998        1997      1996(f)
                                               --------   ---------   --------    --------   ---------
Income Statement Data:
Net sales ...................................  $318,056   $297,294    $275,577    $266,058   $238,982
Net income (loss) before extraordinary items     10,053       (466)     (7,065)      8,036        (10)
Extraordinary items .........................        --         --      (1,962)         --         --
Net income (loss) (b) (c) (d) ...............    10,053       (466)     (9,027)      8,036        (10)

Balance Sheet Data:
Total assets ................................  $258,451   $238,779    $192,196    $162,700   $158,182
Debt (e) ....................................   150,772    140,103     104,296      67,259     70,269

Notes to Summary Consolidated Financial Data:

----------
(a)   Reflects the acquisition of ODDA effective October 1, 1998.
(b) In 2000, includes a $13.7 million gain resulting from ODDA's sale of its minority equity interest in a local Norway hydroelectric power company and related power rights. In 2000, also includes $1.5 million of income resulting from the transfer of title to CP's property in Sewaren, New Jersey and the lease back of certain portions of the property, which transfer gave rise to the reversal of amounts previously reserved for ground water monitoring and remediation, net of CP's lease obligations.
(c) In 2000 and 1999, includes $.9 million and $3.7 million, respectively, of property damage insurance gains as a result of a fire at the Bowmanstown, Pennsylvania facility.
(d) In 1999, includes a $1.5 million charge related to the severance of a senior executive. In 1998, includes a $10 million nonrecurring plant curtailment charge and $5.6 million for the forgiveness of limited recourse notes receivable from certain executives of the Company and payment for related income taxes resulting from the cancellation. In 1997, includes $5.6 million gain related to proceeds from the life insurance policy received on the death of the then Chairman of the Board of the Company.
(e) Debt is equal to loans payable to banks, other loans payable, long term debt and current portion of long term debt.
(f)   Reflects the acquisition of Planalquimica effective December 7, 1995.

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

      On October 1, 1998, the Company acquired all of the outstanding capital stock of ODDA Smelteverk AS, a Norwegian company, and certain assets of the business of BOC Carbide Industries in the United Kingdom (together "ODDA") from the BOC Group, for $19 million in cash and the assumption of $18.2 million in debt. The acquisition was primarily financed by proceeds from the issuance of $100 million in principal amount of Senior Subordinated Notes in June 1998. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at fair values at the acquisition date, with the excess of purchase price over the fair value allocated to goodwill. The operating results of ODDA are included in the Company's consolidated statements of operations, as part of the Industrial Chemical segment, from the date of acquisition.

Results of Operations
                                                          Sales
                                                        ($000's)
                                                   Year Ended June 30,
                                           -----------------------------------
Operating Segments:                           2000         1999         1998
                                           ---------    ---------    ---------
  AgChem ...............................   $ 184,633    $ 177,411    $ 181,817
  Industrial Chemicals .................     160,076      151,045      127,416
  Elimination of intersegment sales ....     (26,653)     (31,162)     (33,656)
                                           ---------    ---------    ---------
                                           $ 318,056    $ 297,294    $ 275,577
                                           =========    =========    =========

                                                 Operating Income (Loss)
                                                        ($000's)
                                                   Year Ended June 30,
                                           -----------------------------------
Operating Segments:                           2000         1999         1998
                                           ---------    ---------    ---------
  AgChem ...............................   $  15,658    $  11,412    $   9,532
  Industrial Chemicals .................       9,098        9,079       (2,389)
  Other (includes corporate expenses and
    intercompany profit elimination) ...      (9,082)     (10,136)     (11,370)
                                           ---------    ---------    ---------
                                           $  15,674    $  10,355    $  (4,227)
                                           =========    =========    =========

Comparison of Fiscal Year Ended June 30, 2000 to Fiscal Year Ended June 30,
1999.

      Net Sales. Net sales increased by $20.8 million, or 7%, to $318 million in fiscal 2000, as compared to the prior year. Industrial Chemicals sales were higher by $9 million primarily due to a full year of dicyandiamide and calcium carbide sales ($5.6 million) by ODDA (acquired in October 1998), higher volume sales of coal fly ash ($5.3 million) and higher recycling fees ($1.1 million) due to increased demand. Lower intersegment sales by the Industrial Chemicals segment ($2.2 million) were primarily due to production disruptions for certain mineral oxides as a result of a fire in the Company's Bowmanstown, PA facility (and as a result purchases by the AgChem segment were supplemented from third party sources). AgChem sales were higher by $7.2 million primarily due to higher volume sales of the Company's animal nutrition and health products, primarily coccidiostats ($1.5 million), feed pre-mixes ($1.9 million) primarily due to the December 1998 acquisition of a feed pre-mix business and higher volume sales of the Company's crop protection chemicals ($5.5 million) due to increased market penetration of generic fungicides and introduction of a new copper based fungicide. These increases were somewhat offset by discontinued and lower sales of intermediate chemical products, by Koffolk, the Company's Israeli subsidiary.

      Gross Profit. Gross profit increased by $14.5 million or 19.5% to $88.5 million as compared to the prior year. This increase was primarily attributable to higher profits ($9.9 million) from increased sales in the Company's Industrial Chemicals segment due to the ODDA acquisition, higher volume sales of coal fly ash and higher recycling fees. Gross profit of the Company's AgChem segment was $3.4 million higher than the prior year, primarily due to higher volume sales by and lower costs, principally raw materials, at the Company's Israeli subsidiary (Koffolk) for coccidiostats. Gross profit from other AgChem product sales remained unchanged mainly due to higher sales of lower margin products. Overall, these factors (primarily the Industrial Chemicals segment) also resulted in an increase in gross profit as a percentage of net sales to 27.8% in fiscal 2000 as compared to 24.9% in the prior year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.1 million or 15.8% to $74.3 million in fiscal 2000 as compared to the prior year. In the Industrial Chemicals segment, the increase was primarily due to the ODDA acquisition ($2.1 million), higher distribution expenses associated with increased sales of coal fly ash ($3.9 million) and higher distribution expenses ($1.1 million) associated with inorganic chemical sales. In fiscal 2000, non-segment operating expenses include a $1.1 million non-cash charge to reflect the increase in repurchase value of redeemable common stock of a minority shareholder, as compared to income of $.2 million in the prior year. The prior year included an accrual for compensation expenses ($1.5 million) associated with the termination of employment of an executive of a subsidiary of the Company.

      Curtailment of Operations. In June 2000, the Company transferred title to its property in Sewaren, New Jersey to the Township of Woodbridge. Simultaneously, the Company entered into a ten year lease agreement with payments aggregating $2 million for certain areas of the property in order to allow it to conduct operations related to its RCRA Part B Facility Permit. Pursuant to the Transfer Agreement, the Township of Woodbridge took title to the property and assumed obligations with regard to the property including maintaining the ground water recovery system required by the Administrative Consent Order between the Company and the New Jersey Department of Environmental Protection. In connection with the assumption of obligations by the Township, the Company has reversed $1.5 million to income representing amounts previously reserved for ground water monitoring and remediation net of the present value of its lease obligations. In fiscal 1999, the Company reversed $.5 million of the original $10 million charge to income based upon a reassessment of site remediation and ongoing cost requirements.

      Operating Income. Operating income increased by $5.3 million or 51.3% to $15.7 million in fiscal 2000 as compared to the same period of the prior year. Operating income of the AgChem segment increased by $4.2 million primarily due to increased profitability of the Company's animal health and nutrition products. Operating income of the Industrial Chemicals segment remained essentially unchanged as compared to the prior year. In addition, non-segment operating expenses decreased by $1 million in the current year as compared to the prior year.

      Interest Expense. Interest expense increased by $1.6 million or 12.3% to $14.8 million in fiscal 2000 as compared to the prior year primarily due to an increased average level of bank borrowings and higher average interest rates.

      Gain from Property Damage Claim. In April 1999, the Company suffered inventory, real property and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. In fiscal 2000, the Company settled all claims with its insurance carriers and recorded a gain of $946 (in addition to the $3.7 million booked in fiscal 1999) based on agreed upon final reimbursements for damaged property and equipment in excess of its net book value.

      Other Expense, Net. Other expense, net, principally reflects foreign currency transaction losses of the Company's foreign subsidiaries.

      Gain from Sale of Assets. ODDA had a minority equity investment in a local hydroelectric power company and also held contracts for the purchase of hydroelectric power through the years 2006 to 2010. As a result of legislative, regulatory and market developments occurring in Norway since the 1998 acquisition, the Company was able to sell its investment and related power rights to a Norwegian "state-owned" power production company in January 2000. As a result of the sale, the subsidiary's ability to purchase power at cost terminated and it purchases a majority of its power at prevailing market rates. The Company realized net sale proceeds of $18.7 million and recorded a pre-tax gain of $13.7 million. Approximately $1.3 million of additional net gain has been deferred and will be recognized over the period of a related power purchase contract with the buyer.

      Income Taxes. The 2000 and 1999 tax provisions differ from the amount calculated at the U.S. statutory rate, due primarily to the effect of non-deductible expenses and tax rate differences on foreign operations. The 2000 tax expense includes a provision related to the gain on sale of assets at the Norwegian statutory rate of 28%. No valuation allowance has been provided on the Company's net deferred tax assets, as management believes that it is more likely than not that such amounts will be recovered in future periods.

Comparison of Fiscal Year Ended June 30, 1999 to Fiscal Year Ended June 30, 1998

      Net Sales. Net Sales increased by $21.7 million or 7.9% to $297.3 million in fiscal 1999 as compared to the prior year. This increase was primarily due to higher sales of $25.1 million in the Company's Industrial Chemicals group for dicyandiamide and calcium carbide ($29.8 million) as a result of the ODDA acquisition and higher volume sales of the Company's coal fly ash ($3.8 million). This increase was partially offset by lower volume sales of inorganic intermediate products primarily to the wood treating industry ($1.4 million) due to lower demand, lower sales of copper sulfate feed grade ($1.2 million) due to lower copper prices and competitive pressures, and lower volume sales of metal finishing and electronic chemicals and lower recycling revenues due to lower customer demand ($3.0 million).

      AgChem sales in 1999 were lower by $3.4 million as compared to the prior year primarily as a result of lower demand for the Company's animal nutrition and health products ($13.4 million), which was partially offset by higher crop protection chemical sales ($5.5 million) primarily due to introduction of new generic fungicides and the acquisition in December 1998 of a feed pre-mix business ($3.3 million).

      Gross Profit. Gross profit increased by $7.4 million or 11% to $74 million in 1999. This increase was primarily attributable to higher sales in the Company's Industrial Chemicals group ($9.8 million), due to the ODDA acquisition and higher sales of coal fly ash, which were partially offset by lower sales of inorganic chemical intermediates (primarily to the wood treating industry) and copper sulfate feed grade. Gross profit of the Company's AgChem segment was comparable to the prior year as higher crop protection product sales were offset by lower sales of animal nutrition and health products, principally coccidiostats. Gross profit as a percentage of net sales also increased to 24.9% in 1999, as compared to 24.2% in 1998, principally due to the impact of the ODDA acquisition on the Industrial Chemicals group and higher margins on new generic fungicides within the AgChem group.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased $3.2 million or 5.4% to $64.2 million in fiscal 1999 as compared to the prior year. This increase was primarily due to the Company's acquisition of ODDA ($9.0 million), higher selling expenses associated with sale of the Company's newly introduced generic fungicides ($1.8 million) and compensation expenses associated with the separation of employment of an executive of a subsidiary of the Company ($1.5 million). These increases were partially offset by $2.5 million in lower expenses due to the 1998 curtailment of operations at the Company's Sewaren, New Jersey facility. Also included in 1998 are charges of $5.6 million associated with the forgiveness of executive notes and related income tax reimbursements and $1.2 million of severance charges.

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

      Gain from Property Damage Claim. In April 1999, a fire damaged the Company's Bowmanstown, Pennsylvania facility, including real property and machinery and equipment. The gain of $3.7 million represents the excess of insurance proceeds to be recovered over the net carrying value of the damaged property.

      Other Expense, Net. Other expense, net, principally reflects foreign currency transaction gains and losses of the Company's foreign subsidiaries.

      Taxes. The 1999 tax provision differs from the amount calculated at the U.S. statutory rate due primarily to the effect of non-deductible expenses and tax rate differences on foreign operations. The fiscal 1998 net benefit for income taxes includes a deferred benefit at the statutory tax rate of 34% for the U.S. pre-tax loss and the impact of lower tax rates on foreign pre-tax income. No valuation allowance has been provided on the Company's net deferred tax assets, as management believes that it is more likely than not that such amounts will be recovered in future periods, except with respect to certain foreign and U.S. state net operating loss carryforwards.

Liquidity and Capital Resources

      Net Cash Used in Operating Activities. Net cash used in operations for fiscal 2000 was $7.9 million, an increase of $4.8 million from the prior year. This increase was primarily due to higher levels of AgChem segment accounts receivable in the U.S., mainly a result of higher crop protection chemical sales during the quarter ending June 30, 2000 as compared to the comparable period of the prior year. Crop protection chemical sales are highly seasonal and are typically highest during the last quarter of the Company's fiscal year. Net cash used in operations was $3.1 million for fiscal 1999 as compared to $1.3 million of net cash generated by operations in fiscal 1998. This change was primarily due to lower earnings before non-cash items, primarily due to higher interest expenses, and higher levels of accounts receivable and inventories due to the ODDA and feed pre-mix business acquisitions. Partially offsetting these changes were fiscal 1999 accruals for payments associated with separation of employment of a senior executive and accruals for obtaining label registration rights for certain fungicides which were be paid in fiscal 2000.

      Net Cash Used in Investing Activities. Net cash used in investing activities for fiscal 2000 was $4.1 million as compared to $33.8 million in fiscal 1999. In fiscal 2000 the Company had higher capital expenditures primarily at ODDA for increased production capacities and at MRT for collection and distribution infrastructure associated with its fly ash management contracts. Also during fiscal 2000 the Company made investments in two businesses for a combined $3 million. The Company, in fiscal 2000, received gross proceeds of $18.7 million from the sale of assets by ODDA and collected proceeds of $4 million from its insurance carriers for property damage claims arising from the fire at the Bowmanstown, Pennsylvania facility. Higher capital expenditures were primarily due to expenditures by ODDA for increased production capacities. Net cash used in investing activities for fiscal 1999 was $33.8 million, an increase of $25.7 million over the prior year. This increase was primarily due to the ODDA acquisition, as well as a small acquisition of a business in the feed pre-mix industry.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities for fiscal 2000 was $11.3 million, primarily as a result of drawdowns under the Company's revolving credit facilities, which was partially offset by repayments of approximately $10 million in bank indebtedness, by the Company's Norwegian subsidiary from net proceeds generated from the asset sale. Net cash provided by financing activities for fiscal 1999 was $15.7 million, primarily as a result of drawdowns under the Company's revolving credit facility. Net cash provided by financing activities for fiscal 1998 was $26.8 million, primarily as a result of proceeds from the issuance of the $100 million of Senior Subordinated Notes, less discounts and fees of $3.8 million and after repayments of the Company's long-term and short-term indebtedness.

      Liquidity. As of June 30, 2000 and 1999, the Company had $79.9 and $72.6 million of working capital, respectively.

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

      In August 1998, the Company and all of its domestic subsidiaries entered into a credit agreement with PNC Bank, National Association, providing, among other things, for the extension of a $60 million senior secured facility, consisting of a $35 million revolving credit facility (subject to the level of eligible receivables and eligible inventory, with a sub-limit for inventory of $15 million), including a $7.5 million letter of credit sub-facility, and a $25 million acquisition facility.

      At June 30, 1999, the Company was not in compliance with the domestic net worth requirements of the credit agreement. The lenders waived the default as of June 30, 1999 and amended domestic net worth requirements for fiscal 2000. The Company's Norwegian subsidiary, ODDA, was not in compliance with the debt service and liabilities to equity ratios in its bank agreement. Subsequently, a waiver was obtained from ODDA's lenders. As of June 30, 2000, the Company was in compliance with its domestic and Norwegian credit facility covenants.

      In April 1999, the Company suffered inventory, real property and machinery and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. The Company carries insurance coverage for the property damage and business interruption losses. The Company received reimbursement of $4 million and $1 million in fiscal 2000 and 1999, respectively. In addition, the Company recorded a receivable of $4.1 million in other receivables as of June 30, 2000 for the remaining amounts reimbursable from the insurance carrier. The receivable has been subsequently collected in full settlement with the Company's insurance carriers.

      The Company realized net sale proceeds of $18.7 million from ODDA's sale in January 2000 of its investment in a local hydroelectric power company and related power rights, and recorded a pre-tax gain of $13.7 million. Approximately $1.3 million of additional net gain has been deferred and will be recognized over the period of a related power purchase contract with the buyer. A total of approximately $10 million in bank indebtedness of ODDA was repaid from the proceeds of the sale. As a result of the sale, the subsidiary's ability to purchase power at cost terminated and it purchases a majority of its power at prevailing market rates.

      In the fourth quarter of fiscal 2000, due to competitive market conditions, the Company extended payment terms on selected AgChem product sales, representing approximately $6.7 million of revenues. While the impact of the extended terms on year-to-year June 30 receivables was not significant, these terms defer cash inflows into the third and fourth quarters of fiscal 2001. As indicated below, the Company believes it has adequate cash and financing resources to mitigate this impact.

      The Company anticipates spending approximately $16 million for capital expenditures for its existing business in fiscal 2001, principally for improvements and expansion at ODDA and MRT. Depending on actual future operating results, the Company may, if necessary, postpone certain expenditures that are considered discretionary.

      At June 30, 2000, the Company had $29.7 million outstanding borrowings under its credit agreement with PNC Bank. In addition to amounts outstanding, the Company had $5.3 million available under the borrowing base formula. Certain of the Company's foreign subsidiaries also had availability under their respective foreign revolving credit facilities of approximately $5 million in the aggregate. In addition, ODDA expects to obtain during fiscal 2001 long-term financing and grants totaling approximately NOK (Norwegian Kroner) 18 million (U.S. $2,000,000 as of June 30, 2000) from the Norwegian Industrial and Regional Development Fund (SND) for recently completed capital projects. The Company believes that cash flows from operations and available borrowing arrangements should provide sufficient working capital to operate the Company's existing business, to make budgeted capital expenditures and to service interest and current principal coming due on outstanding debt.

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

      The Company's substantial foreign operations expose it to risk of exchange rate fluctuations. Balance sheet accounts of the Company's foreign subsidiaries, with the exception of the Brazilian and Israeli subsidiaries of Koffolk Israel, are translated at current rates of exchange and income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are reflected as a separate component of stockholders' equity. The Brazilian and Israeli subsidiaries of Koffolk Israel transact substantially all of their business in U.S. dollars. Accordingly, the U.S. dollar is designated as the functional currency of these operations and translation gains and losses are included in net income.

      Foreign currency transaction gains and losses are included in net income. Currency translation losses relating to short and long-term debt of the Company's Israeli and Norwegian subsidiaries that are denominated or linked to foreign currencies are included in earnings. Such translation losses were $2,142,000 and $1,829,000 for the 2000 and 1999 fiscal years, respectively. See
Note 1 to the Company's Consolidated Financial Statements.

Impact of Recently Adopted Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS
137). SFAS 137 defers the effective date of FASB 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (July 1, 2000 for the Company). SFAS 133 requires that all derivative intruments be recorded on the balance sheet at their fair value. Gain or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133" (SFAS 138). SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

      The Company's foreign currency contracts are currently marked to market with corresponding charges or credits to income, therefore there will be no impact on accounting for these contracts for the adoption of SFAS 133. With respect to commodity contracts, the difference between fair value and carrying value at June 30, 2000 is not significant; however, implementation of this standard may have a material effect on earnings, comprehensive income and financial position of future annual or interim periods.

      In December 1999, the Securities and Executive Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and, accordingly, does not expect SAB 101 to have a material effect on its financial statements.

Quantitative and Qualitative Disclosure About Market Risk

      In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing processes, to hedge the cost of its anticipated purchase requirements. The Company does not utilize derivative instruments for trading purposes. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values. The Company monitors the financial stability and credit standing of its major counterparties.

Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt are considered to be representative of their fair value because of their short maturities. As of June 30, 2000, the fair value of the Company's senior subordinated debt is estimated based on quoted market rates at $70.8 million and the related carrying amount is $100 million. A 100 basis point increase in interest rates could result in approximately $5.4 million reduction in the fair value of total debt.

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

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At June 30, 2000, the fair value did not differ materially from its carrying amount. Based on the limited amount of foreign currency contracts at June 30, 2000, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at June 30, 2000, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At June 30, 2000, the contract values of these letters of credit and surety bonds were $2.3 million and their fair values did not differ materially from their carrying amount.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at June 30, 2000 would not be material when compared to the Company's earnings and financial position.

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

      Prior to December 31, 1999, the Company replaced or upgraded most of its Management Systems and Manufacturing Systems. The Company substantially upgraded its desktop computers, networks and servers and software applications and packages. The Company expended approximately $587,000, $920,000 and $245,000 in the fiscal years ended June 30, 1997, 1998 and 1999, respectively, towards compliance with Y2K Issues. Such amounts during such periods were allocated as follows: for 1997, $72,700 for hardware, $9,000 for software, $300,800 for outside consultants and $205,000 for internal costs; for 1998, $229,700 for hardware, $35,600 for software, $235,000 for outside consultants and $420,000 for internal costs; for 1999, $168,000 for hardware, $53,000 for software, $24,000 for outside consultants and nominal internal costs. The Company expended approximately $150,000 during the second half of calendar 1999, of which approximately $30,000 was spent on hardware, $70,000 on software modifications and systems testing by outside consultants and $50,000 was allocated to internal costs and contingencies.

      The Company believes that its Management Systems and Manufacturing Systems are currently in Y2K compliance. Subsequent to January 1, 2000, the Company has experienced no interruption in, or failure of, normal business activities or operations due to a Y2K Issue. The Company believes that the implementation of new business systems and the completion of the Company's Y2K modifications successfully mitigated the possibility of significant interruptions of normal operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      Information regarding quantitative and qualitative disclosures about market risk is set forth in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

      The financial statements are set forth commencing on page F-1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      No response required.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The following sets forth, as of June 30, 2000, the name, age, and position of the Company's directors and executive officers:

Name                     Age                       Position
-----                    ---                       --------

Jack C. Bendheim         53    Director, President and Chief Executive Officer
Marvin S. Sussman        53    Director; Chief Operating Officer and Executive
                                 Vice President; President, Prince Group
James O. Herlands        58    Director and Executive Vice President; President,
                                 CP/PhibroChem Group
Nathan Z. Bistricer      49    Vice President and Chief Financial Officer
Joseph M. Katzenstein    58    Treasurer and Secretary

      JACK C. BENDHEIM -- Director, President and Chief Executive Officer. Mr. Bendheim has been President since 1988. He was Chief Operating Officer from 1988 to 1998, and was appointed Chief Executive Officer in 1998. He has been a director since 1984. Mr. Bendheim joined the Company in 1969 and served as Executive Vice President and Treasurer from 1983 to 1988 and as Vice President and Treasurer from 1975 to 1983. Mr. Bendheim is also a director of The Berkshire Bank in New York, New York, and Empire Resources, Inc., a metals trading company in Fort Lee, New Jersey.

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

Item 11. Executive Compensation.

      The following table sets forth the cash compensation paid by the Company and its subsidiaries for services during fiscal 2000, 1999 and 1998 to each of the Company's five most highly compensated executive officers:

                                                                                       Long Term Compensation
                                                                                 ---------------------------------
                                                                                           Awards          Payouts
                                                   Annual Compensation           -----------------------   -------
                                           ----------------------------------    Restricted   Securities
        Name and                                                 Other Annual      Stock      Underlying    LTIP        All Other
   Principal Position             Year     Salary       Bonus    Compensation**    Awards    Options/SARs  Payouts   Compensation***
     ---------------              ----     ------       -----    --------------  ----------  ------------  -------  ----------------
Jack C. Bendheim ..............   2000   $1,500,000         $ --         $ --      $ --      $ --          $ --         $5,362
President & CEO                   1999   $1,207,000           --           --        --        --            --         $5,200
                                  1998   $1,725,000           --           --        --        --            --         $5,200

Marvin S. Sussman* ............   2000   $  467,000   $  667,600           --      $ --      $ --          $ --         $5,362
Executive Vice President & COO;   1999   $  467,000   $  597,200           --        --        --            --         $5,200
President of Prince Group         1998   $  479,500   $  423,700           --        --        --            --         $5,200

James O. Herlands .............   2000   $  382,500   $  252,500           --      $ --      $ --          $ --         $5,362
Executive Vice President;         1999   $  365,000   $  250,000   $   24,015        --        --            --         $5,200
President of CP/Phibrochem        1998   $  350,000   $  250,000   $1,030,100        --        --            --         $5,200

Nathan Z. Bistricer ...........   2000   $  245,000   $   75,000           --      $ --      $ --          $ --         $5,362
Vice President & CFO              1999   $  233,700   $  180,000   $   24,015        --        --            --         $5,200
                                  1998   $  233,700   $   60,000   $1,030,100        --        --            --         $5,200

Joseph M. Katzenstein .........   2000   $  115,250         $ --         $ --      $ --      $ --          $ --         $3,746
Treasurer and Secretary           1999   $  111,250           --           --        --        --            --         $3,616
                                  1998   $  108,750           --           --        --        --            --         $3,534

----------
* Pursuant to a Stockholders Agreement between Mr. Sussman and the Company, the Company is required to purchase at book value all shares of the Company's Class B Common Stock owned by Mr. Sussman in the event of his retirement, death, permanent disability or the termination of his employment by the Company. See "Certain Relationships and Related Transactions." As a result, the Company is required to record as compensation to Mr. Sussman each year the change in the book value of the Company attributable to Mr. Sussman's shares. For 2000, 1999 and 1998 the amount attributable to Mr. Sussman's shares was $1,137,000, $(187,000) and $(1,250,000), respectively. Such amounts have not been distributed to Mr. Sussman.
** In fiscal 1998, Phibro-Tech, a subsidiary of the Company, canceled the limited recourse notes issued by executives related to acquiring 4% of the stock of Phibro-Tech, and forgave all amounts due the Company, resulting in compensation expense. The Company also paid the executives an additional amount as reimbursement for their income tax liability related to the forgiveness, which was also recorded as compensation expense. See "Certain Relationships and Related Transactions."
*** Represents contributions by the Company under its 401(k) Retirement and Savings Plan. See "--Compensation Pursuant to Plans."

      In fiscal 2000, the Company granted no options or long-term incentive plan awards to the named executive officers and no options were held or exercised by any of the named executive officers.

Employment and Severance Agreements

      The Company entered into an employment agreement with Marvin S. Sussman in December 1987. Mr. Sussman, as President of the Company's Prince Group, is responsible for the day-to-day operations of that group. The term of employment is from year to year, unless terminated by the Company at any time or by his death or permanent disability. In the event of the termination of Mr. Sussman's employment, the Company was obligated to make a severance payment to Mr. Sussman in an amount equal to the principal balance of and all accrued interest on certain promissory notes dated June 30, 1993 made by Mr. Sussman and his wife to Jack Bendheim and his wife. On December 31, 1999, the aggregate balance of such notes, $40,000, plus accrued interest at 6% per annum, was paid in full, thereby terminating such severance obligation.

      In 1995, Nathan Bistricer and James O. Herlands purchased stock in Phibro-Tech. In connection therewith, the Company entered into severance agreements with them. The agreements provide that, upon the Actual or Constructive Termination of such executive or a Change in Control Event (as such terms are defined), the executive is entitled to receive a cash Severance Amount (as defined therein), based upon a multiple of Phibro-Tech's pretax earnings (as defined therein). In addition, if an Extraordinary Event (as defined) occurs within 12 months after the occurrence of an Actual or Constructive Termination, the executive is entitled to receive an additional Catch-up Payment (as defined). At June 30, 2000, severance payments equal to an aggregate of approximately $412,000 would have been due to Messrs. Bistricer and Herlands if they were terminated. See "Certain Relationships and Related Transactions."

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

      The accounts of Messrs. Bendheim, Sussman, Herlands, Bistricer and Katzenstein were credited with employer contributions of $5,362, $5,362, $5,362, $5,362 and $3,746, respectively, for fiscal 2000.

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

                                            Years of Service
                         -------------------------------------------------------
Average Compensation        15          20          25          30          35
--------------------     -------     -------     -------     -------     -------
$25,000.............     $ 3,750     $ 5,000     $ 6,250     $ 7,500     $ 8,750
$50,000.............     $ 7,500     $10,000     $12,500     $15,000     $17,500
$75,000.............     $12,320     $15,890-    $19,320     $22,910     $26,670
$100,000............     $17,950     $23,390     $28,700     $34,160     $39,800
$150,000............     $29,200     $38,390     $47,450     $56,660     $66,050
$200,000............     $31,450     $41,390     $51,200     $61,160     $71,300

      As of June 30, 2000, Messrs. Bendheim, Sussman, Herlands, Bistricer and Katzenstein had 31, 29, 36, 15 and 38 estimated credited years of service, respectively, under the Retirement Plan. The compensation covered by the Retirement Plan for each of these officers as of June 30, 2000 is $160,000. Such individuals, at age 65, will have 43, 41, 43, 31 and 45 credited years of service, respectively. The annual expected benefit after normal retirement at age 65 for each of these individuals, based on the compensation taken into account as of June 30, 2000, is $106,600, $122,030, $120,340, $65,020 and
$47,820, respectively.

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

      The following table shows the estimated benefits from this plan as of June 30, 2000.

                                      Annual        Survivor's      Deferred
                                    Retirement        Income      Compensation
                                   Income Benefit     Benefit        Benefit
                                   --------------   -----------   ------------
Jack C. Bendheim ................     $16,451        $1,500,000      $177,544

Nathan Z. Bistricer .............     $12,275        $  480,000      $ 72,366

James O. Herlands ...............     $16,451        $  750,000      $154,764

Marvin S. Sussman ...............     $16,451        $  933,984      $ 63,241

      The Retirement Income Benefit is determined by the Company based upon the employee's salary, years of service and age at retirement. At present, it is contemplated that a benefit of 1% of each participant's eligible compensation will be accrued each year. The benefit is payable upon retirement (after age 65 with at least 10 years of service) in monthly installments over a 15 year period to the participant or his named beneficiary. The Survivor's Income Benefit for the current participants is two times annualized compensation at the time of death, capped at $1,500,000, payable in 24 equal monthly installments. The Deferred Compensation Benefit is substantially funded by compensation deferred by the participants. Such benefit is based upon a participant making an election to defer no less than $3,000 and no more than $20,000 of his compensation in excess of $150,000, payable in a lump sum or in monthly installments for up to 15 years. The Company makes a matching contribution of $3,000. The plan is substantially funded. Participants have no claim against the Company other than as unsecured creditors. To assist in providing benefits, the Company has obtained a life insurance policy on each participant.

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

Meetings and Compensation of Directors

      During fiscal 2000, the Board of Directors took certain action by written consent. There were no formal meetings of the Board. Directors are elected annually and serve until the next annual meeting of Shareholders or until their successors are elected and qualified. The Company's directors do not receive any cash compensation for service on the Board of Directors, but directors may be reimbursed for certain expenses in connection with attendance at board meetings. The Company has entered into certain transactions with certain of the directors. See "Certain Relationships and Related Transactions."

Committees of the Board of Directors

      The Company's Board of Directors has not created any committees.

Report of Board of Directors as to Compensation

      The Company does not have a compensation committee or other Board committee performing equivalent functions. Executive compensation is determined by Jack Bendheim, the President and Chief Executive Officer of the Company. During fiscal 2000, Messrs. Bendheim, Sussman and Herlands participated in deliberations regarding compensation of the Company's other officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The table sets forth certain information as of June 30, 2000 regarding beneficial ownership of the Company's capital stock by each director and named executive officer of the Company, each beneficial owner of 5% or more of the outstanding shares of capital stock and all directors and officers as a group.

                                        Number of Shares (Percentage of Class)
                                      -----------------------------------------
Name                                  Class A Voting(1)       Class B Voting(2)
-----                                 ----------------       ------------------
Jack Bendheim(3) ...................    12,600 (100%)        10,699.65 (90%)(4)

Marvin S. Sussman ..................         --               1,188.85 (10%)

All other officers and directors ...         --                      --

All officers and directors as a
  group ............................    12,600 (100%)        11,888.50 (100%)

----------
(1) The entire voting power of the Company is exercised by the holders of Class A Common Stock, except that the holders of Class B Common Stock elect one director but do not vote on any other matters.
(2) Class B shareholders will receive the entire equity of the Company upon its liquidation, after payment of preferences to holders of all classes of preferred stock and Class A Common Stock.
(3)   Jack Bendheim also owns 5,207 (100%) shares of Series A Preferred Stock.
(4) Includes 4,414.886 shares owned by trusts for the benefit of Jack Bendheim, his spouse, his children and their spouses and his grandchildren.

Item 13. Certain Relationships and Related Transactions.

      Phibro-Tech leases the property underlying its Santa Fe Springs, California facility from First Dice Road Company, a California limited partnership ("First Dice"), in which Jack Bendheim, the Company's President and principal stockholder, Marvin S. Sussman and James O. Herlands, directors of the Company, own 39.0%, 40.0% and 20.0% limited partnership interests, respectively. The general partner, having a 1% interest in the partnership, is Western Magnesium Corp., a wholly-owned subsidiary of the Company, of which Jack Bendheim is the president. The lease expires on June 30, 2008. The annual rent is $250,000. Phibro-Tech is also required to pay all real property taxes, personal property taxes and liability and property insurance premiums. On June 30, 1995, Jack Bendheim borrowed $1,500,000 from NatWest Bank N.A. (now Fleet
Bank) which he reloaned to First Dice. On September 29, 1999, Jack Bendheim refinanced the loan from Fleet Bank to provide for self-amortizing payments. Similarly, Jack Bendheim's loan to First Dice was restructured to reflect the same terms as his borrowing from Fleet Bank. The repayment to Jack Bendheim of such loan by First Dice is personally guaranteed by each of the limited partners of First Dice in proportion to their respective limited partnership interests. The Company believes that the terms of such lease and loan are on terms no less favorable to Phibro-Tech than those that reasonably could be obtained at such time in a comparable arm's-length transaction from an unrelated third-party.

      Pursuant to a Shareholders Agreement dated December 29, 1987 between Marvin S. Sussman and the Company, the Company is required to purchase at book value all shares of the Company's Class B Common Stock owned by Mr. Sussman, in the event of his retirement, death, permanent disability or the termination of his employment by the Company.

      In connection with the consummation of the offering by the Company of its Senior Subordinated Notes in June 1998, Phibro-Tech canceled certain limited recourse promissory notes from I. David Paley (the former President of Phibro-Tech) ($1,392,461), Nathan Z. Bistricer ($415,685) and James O. Herlands ($415,685) (the "Executives"), related to acquiring 10.7% of the stock of Phibro-Tech in 1995 and forgave all amounts due thereunder (including an aggregate of $628,000 in accrued interest), and paid the Executives an additional aggregate amount of $2,740,000 as reimbursement for their resulting income tax liability. As a result of the repayment of certain notes of the Company with proceeds of the offering of the Company's Senior Subordinated Notes, the Class B common stock of the Executives converted into an equal number of Class A common stock of Phibro-Tech. Pursuant to an amendment to the Certificate of Incorporation of Phibro-Tech adopted in January 1999, the shares of Phibro-Tech owned by the Executives were exchanged for an equal number of newly authorized shares of non-voting Class B Common Stock of Phibro-Tech, and the shares of MMC owned by Phibro-Tech were transferred to and became directly owned by Philipp Brothers. A

Shareholders Agreement among the Executives and Phibro-Tech provides, among other things, for restrictions on such shares as to voting, dividends, liquidation and transfer rights. The Shareholders Agreement also provides that upon the death of an Executive or termination of an Executive's employment, Phibro-Tech must purchase the Executive's shares at their fair market value, as determined by a qualified appraiser. In the event of a Change of Control (as defined), the Executive has the option to sell his shares to Phibro-Tech at such value. The Shareholders Agreement provides, that, upon the consent of Phibro-Tech, the Executives and the Company, the Executives' shares of Phibro-Tech Common Stock may be exchanged for a number of shares of the Company's Common Stock, which may be non-voting Common Stock, having an equivalent value, and upon any such exchange such shares of the Company's Common Stock will become subject to the Shareholders Agreement. The Company and Phibro-Tech also entered into Severance Agreements with the Executives which provide, among other things, for certain severance payments. See "Executive Compensation--Employment and Severance Agreements."

      In connection with the retirement of I. David Paley from Phibro-Tech in March 1999, pursuant to the Shareholders Agreement among the Executives and Phibro-Tech, the Company paid $2,862,660 in connection with the repurchase of the 240.03 shares of his Class B Common Stock of Phibro-Tech and in satisfaction of Phibro-Tech's severance obligation under a Severance Agreement between Phibro-Tech and Mr. Paley. In addition, the Company has retained Mr. Paley, pursuant to a Consulting Agreement, through March 15, 2002, to render consulting and advisory services to the Company on a part-time basis. The consulting fee payable to Mr. Paley is $200,000 for the first year and $150,000 for each of the second and third years of the term. Mr. Paley is also entitled under such Consulting Agreement to life insurance equal to the unpaid consulting fee, and certain other benefits.

      The Company periodically advances funds to Jack Bendheim on a short-term, non-interest-bearing basis.

      The Company has advanced $200,000 to Marvin Sussman and his wife pursuant to a secured promissory note that is payable on demand and bears interest at the annual rate of 9%.

      On January 5, 2000, the United States Bankruptcy Court for the Eastern District of New York confirmed a Plan of Reorganization for Penick Corporation and Penick Pharmaceutical, Inc. (collectively, "Penick") which prior to such confirmation were debtors in proceedings in such Court for reorganization under Chapter 11 of the Bankruptcy Code, and awarded Penick to Penick Holding Company ("PHC"). PHC is a corporation formed to effect such acquisition by the Company, PBCI LLC, a limited liability company controlled by Mr. Bendheim, and several other investors. Pursuant a Shareholders' Agreement among the shareholders of PHC, Mr. Bendheim has been designated as one of three directors of PHC, and Mr. Katzenstein, the Secretary and Treasurer of the Company, has been designated as Secretary and Treasurer of PHC. The Company has invested $1,980,000 for shares of Series A Preferred Stock of PHC bearing an 8.5 percent annual cumulative dividend, and PBCI LLC invested approximately $20,000 for 20 percent of the Common Stock of PHC.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Exhibits

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

3.1     --    Restated Certificate of Incorporation of Philipp Brothers
              Chemicals, Inc.*

3.2     --    By-laws of Philipp Brothers Chemicals, Inc.*

3.3     --    Composite Certificate of Incorporation of Phibro-Tech, Inc.****

3.4     --    By-Laws of Phibro-Tech, Inc.*

3.5     --    Certificate of Incorporation of C.P. Chemicals, Inc.*

3.6     --    By-Laws of C.P. Chemicals, Inc.*

3.7     --    Certificate of Incorporation of Prince Agriproducts, Inc.*

3.8     --    By-Laws of Prince Agriproducts, Inc.*

3.9     --    Certificate of Incorporation of The Prince Manufacturing Company,
              an Illinois corporation*

3.10    --    By-Laws of The Prince Manufacturing Company, an Illinois
              corporation*

3.11    --    Certificate of Incorporation of The Prince Manufacturing Company,
              a Pennsylvania corporation*

3.12    --    By-Laws of The Prince Manufacturing Company, a Pennsylvania
              corporation*

3.13    --    Certificate of Formation of Mineral Resource Technologies, L.L.C.*

3.14    --    Amended and Restated Combined Limited Liability Company Agreement
              of Mineral Resource Technologies, L.L.C., and Stockholders
              Agreement of MRT Management Corp., dated as of June 30, 1999****

3.15    --    Certificate of Incorporation of MRT Management Corp.*

3.15.1  --    Amendment to Certificate of Incorporation of MRT Management
              Corp.****

3.15.2  --    Composite Certificate of Incorporation of MRT Management Corp.****

3.16    --    By-Laws of MRT Management Corp.*

3.17    --    Certificate of Incorporation of Koffolk, Inc.*

3.18    --    By-Laws of Koffolk, Inc.*

3.19    --    Certificate of Incorporation of Phibrochem, Inc.*

3.20    --    By-Laws of Phibrochem, Inc.*

3.21    --    Certificate of Incorporation of Phibro Chemicals, Inc.*

3.22    --    By-Laws of Phibro Chemicals, Inc.*

3.23    --    Certificate of Incorporation of Western Magnesium Corp.*

3.24    --    By-Laws of Western Magnesium Corp.*

4.1     --    Indenture, dated as of June 11, 1998, among the Company, the
              Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of the Company, and exhibits thereto, including Form of 9 7/8% Senior
              Subordinated Note due 2008 of Company*

              Certain instruments which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, as of June 30, 2000. For a description of such indebtedness, see Note 7 of Notes to Consolidated Financial Statements. The Company hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

10.1    --    Registration Rights Agreement, dated June 11, 1998, among Philipp
              Brothers Chemicals, Inc., the Guarantors named therein and Schroder & Co. Inc.*

10.2    --    Revolving Credit, Acquisition Term Loan and Security Agreement,
              dated August 19, 1998, among Philipp Brothers Chemicals, Inc., as
              Borrower, the Guarantors named therein, PNC Bank, N.A. as Agent and Lender, and the other institutions from time to time party thereto as Lenders*

10.3    --    Manufacturing Agreement, dated May 15, 1994, by and between Merck
              & Co., Inc., Koffolk, Ltd., and Philipp Brothers Chemicals, Inc.+*

10.4    --    [Intentionally Omitted.]

10.5    --    Asset Purchase and Trademark Assignment Agreement, dated August 5,
              1996, between Koffolk, Inc. and Merck & Co., Inc.; assigned by
              Merck & Co., Inc. to Merial Limited.*

10.6    --    Distributorship Agreement, dated August 5, 1996, by and between
              Merck & Co., Inc. and Koffolk, Inc.; assigned by Merck & Co., Inc.
              to Merial Limited.+*

10.7    --    License Agreement, dated May 30, 1996, by and between Michigan
              Technological University and Mineral Resource Technologies,
              L.L.C.+*

10.8    --    Lease, dated July 25, 1986, between Philipp Brothers Chemicals,
              Inc. and 400 Kelby Associates, as amended December 1, 1986 and
              December 30, 1994*

10.9    --    Lease, dated June 30, 1995, between First Dice Road Co. and
              Phibro-Tech, Inc., as amended May 1998*

10.10   --    Lease, dated December 24, 1981, between Koffolk (1949) Ltd. and
              Israel Land Administration*

10.11   --    Master Lease Agreement, dated February 27, 1998, between General
              Electric Capital Corp., Philipp Brothers Chemicals, Inc. and
              Phibro-Tech, Inc.*

10.12   --    Stockholders Agreement, dated December 29, 1987, by and between
              Philipp Brothers Chemicals, Inc., Charles H. Bendheim, Jack C.
              Bendheim and Marvin S. Sussman*

10.13   --    Employment Agreement, dated December 29, 1987, by and between
              Philipp Brothers Chemicals, Inc. and Marvin S. Sussman* ++

10.14   --    Stockholders Agreement, dated February 21, 1995, between I. David
              Paley, Nathan Z. Bistricer, James O. Herlands and Phibro-Tech,
              Inc., as amended as of June 11, 1998*

10.15   --    Severance Agreement, dated as of February 21, 1995, between I.
              David Paley and Phibro-Tech, Inc.* ++

10.16   --    Form of Severance Agreement, each dated as of February 21, 1995, between Philipp Brothers Chemicals, Inc. and each of Nathan Z.
              Bistricer and James O. Herlands* ++

10.17   --    Agreement of Limited Partnership of First Dice Road Company, dated
              June 1, 1985, by and among Western Magnesium Corp., Jack Bendheim,
              Marvin S. Sussman and James O. Herlands, as amended November 1985*

10.18   --    Philipp Brothers Chemicals, Inc. Retirement Income and Deferred
              Compensation Plan Trust, dated as of January 1, 1994, by and between Philipp Brothers Chemicals, Inc. on its own behalf and on behalf of C.P. Chemicals, Inc., Phibro-Tech, Inc. and the Trustee thereunder; Philipp Brothers Chemicals, Inc. Retirement Income and
              Deferred Compensation Plan, dated March 18, 1994 ("Retirement
              Income and Deferred Compensation Plan")* ++

10.18.1 --    First, Second and Third Amendments to Retirement Income and
              Deferred Compensation Plan.**** ++

10.19   --    Form of Executive Income Deferred Compensation Agreement, each dated March 11, 1990, by and between Philipp Brothers Chemicals,
              Inc. and each of Jack Bendheim, James Herlands and Marvin Sussman*
              ++

10.20   --    Form of Executive Income Split Dollar Agreement, each dated March
              1, 1990, by and between Philipp Brothers Chemicals, Inc. and each of Jack Bendheim, James Herlands and Marvin Sussman* ++

10.21   --    Agreement for the Sale and Purchase of the Shares of ODDA
              Smelteverk A/S and of the Business and Certain Assets of BOC
              Carbide Industries, a division of BOC Ltd., dated June 26, 1998, between The BOC Group plc and Philipp Brothers Chemicals, Inc.*

10.22   --    Supply Agreement, dated as of September 28, 1998, between BOC
              Limited and Phillip Brothers Chemicals, Inc.*

10.23   --    Administrative Consent Order, dated March 11, 1991, issued by the
              State of New Jersey Department of Environmental Protection,
              Division of Hazardous Waste Management, to C.P. Chemicals, Inc.*

10.24   --    Agreement for Transfer of Ownership, dated as of June 8, 2000, between C. P. Chemicals, Inc. ("CP") and the Township of
              Woodbridge ("Township"), and related Environmental Indemnification
              Agreement, between CP and Township, and Lease, between Township and CP****

10.25   --    Stockholders' Agreement, dated as of January 5,2000, among shareholders of Penick Holding Company ("PHC"), and Certificate of
              Incorporation of PHC and Certificate of Designation, Preferences and Rights of Series A Redeemable Cumulative Preferred Stock of
              PHC****

10.26   --    Licensing Agreement, dated January 28, 1980, between Gunness Wharf
              Limited and BOC Limited+*

10.27   --    Agreement, dated January 28, 1980, between BOC Limited and Gunness
              Wharf Limited+*

10.28   --    Subscription and Exchange Agreement, dated as of January 29, 1999 among I. David Paley, Nathan Z. Bistricer, James O. Herlands and
              Phibro Tech, Inc.**

10.29   --    General Release between Phibro-Tech, Inc. and I. David Paley dated as of September 1, 1999***

10.30   --    Separation Agreement between Phibro-Tech, Inc. and I. David Paley dated as of September 1, 1999*** ++

10.31   --    Stock Purchase Agreement between Phibro-Tech, Inc. and I. David
              Paley dated as of September 1, 1999***

10.32   --    Consulting Agreement between Phibro-Tech, Inc. and I. David Paley dated as of September 1, 1999***

21.1    --    List of Subsidiaries****

27.1    --    Financial Data Schedules****

----------
* Filed as an Exhibit to the Registrant's Registration Statement on Form S-4, No. 333-64641.
** Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1998.
*** Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
****  Filed herewith.
+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 406(b).
++    This Exhibit is a management compensatory plan or arrangement.

      (b) Financial Statement Schedules

      All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto or in other supplemental schedules.

      (c) Reports on Form 8-K.

      No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 2000.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants ........................................   F-2
Consolidated Balance Sheets--June 30, 2000 and 1999 ......................   F-3
Consolidated Statements of Operations and Comprehensive
    Income--for the years ended June 30, 2000, 1999 and 1998 .............   F-4
Consolidated Statements of Changes in Stockholders'
    Equity--for the years ended June 30, 1998, 1999 and 2000 .............   F-5
Consolidated Statements of Cash Flows--for the years ended
    June 30, 2000, 1999 and 1998 .........................................   F-6
Notes to Consolidated Financial Statements ...............................   F-7

                        Report of Independent Accountants

To the Stockholders of
Philipp Brothers Chemicals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Philipp Brothers Chemicals, Inc. and Subsidiaries at June 30, 2000 and June 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Florham Park, New Jersey
September 26, 2000

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          As of June 30, 2000 and 1999
               (In thousands, except share and per share amounts)

                                     ASSETS
                                                                       2000         1999
                                                                     ---------    ---------
CURRENT ASSETS:
   Cash and cash equivalents .....................................   $   2,403    $   3,022
   Trade receivables, less allowance for doubtful accounts of $756
      at June 30, 2000 and $886 at June 30, 1999 .................      79,376       70,177
   Other receivables .............................................       8,479       10,596
   Inventories ...................................................      50,405       51,430
   Prepaid expenses and other current assets .....................       9,098        6,133
                                                                     ---------    ---------
        TOTAL CURRENT ASSETS .....................................     149,761      141,358

PROPERTY, PLANT AND EQUIPMENT, net ...............................      76,180       64,294

INTANGIBLES ......................................................       6,297        6,959

OTHER ASSETS .....................................................      26,213       26,168
                                                                     ---------    ---------
                                                                     $ 258,451    $ 238,779
                                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Cash overdraft ................................................   $   2,120    $   1,438
   Loans payable to banks ........................................       8,650        3,734
   Current portions of long-term debt ............................       2,296        1,450
   Accounts payable ..............................................      32,642       36,410
   Accrued expenses and other current liabilities ................      24,157       25,740
                                                                     ---------    ---------

        TOTAL CURRENT LIABILITIES ................................      69,865       68,772

LONG-TERM DEBT ...................................................     139,722      134,088
OTHER LIABILITIES ................................................      13,282       11,514
                                                                     ---------    ---------
        TOTAL LIABILITIES ........................................     222,869      214,374
                                                                     ---------    ---------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
   Common stock ..................................................       3,513        2,376
   Common stock of subsidiary ....................................         451          581
                                                                     ---------    ---------

        TOTAL REDEEMABLE SECURITIES ..............................       3,964        2,957
                                                                     ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock-$100 par value, 150,543 shares
      authorized; none issued at June 30, 2000 and
      1999; Series A Preferred Stock--$100 par value,
      6% noncumulative, 5,207 shares authorized and
      issued at June 30, 2000 and 1999 ...........................         521          521
   Common stock-$0.10 par value, 30,300 shares authorized
      and 24,488 shares issued at June 30, 2000 and 1999 .........           2            2
   Paid-in capital ...............................................         878          816
   Retained earnings .............................................      32,808       22,755
   Accumulated other comprehensive loss--
      cumulative currency translation adjustment .................      (2,591)      (2,646)
                                                                     ---------    ---------

        TOTAL STOCKHOLDERS' EQUITY ...............................      31,618       21,448
                                                                     ---------    ---------
                                                                     $ 258,451    $ 238,779
                                                                     =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                For the Years Ended June 30, 2000, 1999 and 1998
                                 (In thousands)

                                                          2000         1999         1998
                                                       ---------    ---------    ---------
NET SALES ..........................................   $ 318,056    $ 297,294    $ 275,577
COST OF GOODS SOLD .................................     229,553      223,247      208,913
                                                       ---------    ---------    ---------
   GROSS PROFIT ....................................      88,503       74,047       66,664

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ........................................      74,310       64,192       60,891
CURTAILMENT OF OPERATIONS AT
   MANUFACTURING FACILITY ..........................      (1,481)        (500)      10,000
                                                       ---------    ---------    ---------

   OPERATING INCOME (LOSS) .........................      15,674       10,355       (4,227)
OTHER:
   Interest expense ................................      14,754       13,142        6,865
   Interest income .................................        (600)        (628)        (383)
   Gain from property damage claim .................        (946)      (3,701)          --
   Gain on sale of assets ..........................     (13,763)          --           --
   Other expense, net ..............................       2,230        1,829        1,045
                                                       ---------    ---------    ---------

   INCOME (LOSS) BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM .......................      13,999         (287)     (11,754)

PROVISION (BENEFIT) FOR INCOME TAXES ...............       3,946          179       (4,689)
                                                       ---------    ---------    ---------
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .........      10,053         (466)      (7,065)

EXTRAORDINARY LOSS ON EXTINGUISHMENT
   OF DEBT (NET OF APPLICABLE INCOME TAXES
   OF $ 1,011) .....................................          --           --       (1,962)
                                                       ---------    ---------    ---------
   NET INCOME (LOSS) ...............................      10,053         (466)      (9,027)

OTHER COMPREHENSIVE INCOME
   Change in foreign currency translation adjustment          55       (2,043)        (125)
                                                       ---------    ---------    ---------
   COMPREHENSIVE INCOME (LOSS) .....................   $  10,108    $  (2,509)   $  (9,152)
                                                       =========    =========    =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1998, 1999 and 2000
                                 (In thousands)

                                          Preferred Stock       Common Stock
                                         ------------------  -------------------                      Accumulated Other
                                                             Class  Class  Class  Paid-in   Retained    Comprehensive
                                         Second  Series "A"   "A"    "B"    "C"   Capital   Earnings    Income (loss)      Total
                                         ------- ----------  -----  -----  -----  -------   --------  -----------------  ---------
BALANCE, July 1,1997 ...............     $ 680      $521     $  1   $  1   $  1   $2,364    $32,314         $(478)       $35,404

    Redemption of
      preferred stock ..............      (680)                                                                             (680)

    Foreign currency translation
      adjustment ...................                                                                         (125)          (125)

    Receivable from principal
      shareholder ..................                                                (429)                                   (429)

    Distribution to principal
      shareholder for
      acquisition of business ......                                              (1,500)       (66)                      (1,566)

    Net income (loss) ..............                                                         (9,027)                      (9,027)
                                         -----      ----     ----   ----   ----     ----    -------       -------        -------

BALANCE, June 30, 1998 .............        --       521        1      1      1      435     23,221          (603)        23,577

    Foreign currency translation
      adjustment ...................                                                                       (2,043)        (2,043)

    Elimination of Class "C" shares
      to Class "A" common stock ....                                         (1)       1                                      --

    Receivable from principal
      shareholder ..................                                                 380                                     380

    Net income (loss) ..............                                                           (466)                        (466)
                                         -----      ----     ----   ----   ----     ----    -------       -------        -------

BALANCE, June 30, 1999 .............        --       521        1      1     --      816     22,755        (2,646)        21,448

    Foreign currency translation
      adjustment ...................                                                                           55             55

    Receivable from principal
      shareholder ..................                                                  62                                      62

    Net income (loss) ..............                                                         10,053                       10,053
                                         -----      ----     ----   ----   ----     ----    -------       -------        -------

BALANCE, June 30, 2000 .............     $  --      $521     $  1   $  1   $ --     $878    $32,808       $(2,591)       $31,618
                                         =====      ====     ====   ====   ====     ====    =======       =======        =======

                   The accompanying notes are an integral part of the consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 2000, 1999 and 1998
                                 (In thousands)

                                                                         2000         1999         1998
                                                                      ---------    ---------    ---------
OPERATING ACTIVITIES:
Net income (loss) .................................................   $  10,053    $    (466)   $  (9,027)
Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
   Depreciation and amortization ..................................      11,866       11,245        9,253
   Deferred income taxes ..........................................       1,438         (773)      (5,229)
   Forgiveness of promissory notes ................................          --           --        2,591
   Provision for curtailment of operations at manufacuring facility      (1,481)        (500)      10,000
   Change in redemption amount of redeemable securities ...........       1,007         (860)      (1,250)
   Extraordinary loss on extinguishment of debt, net of tax .......          --           --        1,962
   Gain from sale of assets .......................................     (13,763)          --           --
   Gain from property damage claims ...............................      (1,053)      (3,701)          --
   Other ..........................................................         727        1,644        1,391
   Changes in operating assets and liabilities, net of
      businesses acquired:
      Accounts receivable .........................................      (8,281)      (5,922)      (5,487)
      Inventories .................................................         584       (3,550)       1,605
      Prepaid expenses and other current assets ...................      (2,282)          35       (3,279)
      Other assets ................................................      (1,545)      (7,443)      (1,349)
      Accounts payable ............................................      (3,768)          43         (879)
      Accrued expenses and other current liabilities ..............      (1,411)       7,147        1,037
                                                                      ---------    ---------    ---------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES ......................................      (7,909)      (3,101)       1,339
                                                                      ---------    ---------    ---------
INVESTING ACTIVITIES:
   Capital expenditures ...........................................     (22,604)     (12,262)      (8,031)
   Proceeds from property damage claim ............................       3,999           --           --
   Proceeds from sale of assets ...................................      18,750           --           --
   Acquisition of businesses, net of cash acquired ................          --      (21,505)          --
   Other investments ..............................................      (3,000)          --           --
   Other ..........................................................      (1,203)          --           --
                                                                      ---------    ---------    ---------
   NET CASH USED IN INVESTING ACTIVITIES ..........................      (4,058)     (33,767)      (8,031)
                                                                      ---------    ---------    ---------
FINANCING ACTIVITIES:
   Cash overdraft .................................................         682         (477)       1,915
   Net increase in short-term debt ................................       4,189        2,227      (13,533)
   Proceeds from long-term debt ...................................      18,286       15,214      100,380
   Payments of long-term debt .....................................     (11,871)      (1,675)     (52,922)
   Payments of deferred financing costs ...........................          --           --       (3,724)
   Extinguishment of debt .........................................          --           --       (2,600)
   Proceeds from life insurance ...................................          --           --        6,045
   Distribution to principal shareholder for
     acquisition of business ......................................          --           --       (1,500)
   Receivable from principal shareholder ..........................          62          380         (429)
   Redemption of preferred stock ..................................          --           --       (6,812)
                                                                      ---------    ---------    ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      11,348       15,669       26,820
                                                                      ---------    ---------    ---------
      NET (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS ......................................        (619)     (21,199)      20,128
      CASH AND CASH EQUIVALENTS at beginning of period ............       3,022       24,221        4,093
                                                                      ---------    ---------    ---------
      CASH AND CASH EQUIVALENTS at end of period ..................   $   2,403    $   3,022    $  24,221
                                                                      =========    =========    =========
Supplementary cash flow information:
   Interest paid ..................................................   $  13,694    $  12,125    $   6,060
                                                                      =========    =========    =========
   Income taxes paid ..............................................   $   1,355    $   1,284    $   1,930
                                                                      =========    =========    =========
Summary of significant noncash investing and
   financing activities:
   Capital lease additions ........................................   $   1,536    $      --    $     403
                                                                      =========    =========    =========
   Debt assumed through acquisition ...............................   $      --    $  18,195    $      --
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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies

Description of Business:

      Philipp Brothers Chemicals, Inc., is a diversified global manufacturer and marketer of a broad range of specialty and industrial chemicals, which are sold worldwide for use in numerous markets. Many of the Company's products provide critical performance attributes to its customers' products, while representing a relatively small percentage of total end-product costs. The Company has two business segments: (i) AgChem and (ii) Industrial Chemicals. During fiscal 2000, the Company's products were manufactured at ten facilities in the United States, four facilities in Europe, two facilities in Israel and one facility in South America.

Principles of Consolidation and Basis of Presentation:

      The consolidated financial statements include the accounts of Philipp Brothers Chemicals, Inc. and its subsidiaries, all of which are either wholly owned or controlled (collectively, referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      The fiscal years of the Company's Israeli and Brazilian subsidiaries end on March 31. Accordingly, the accounts of these subsidiaries are included in the consolidated financial statements on a three month lag. The consolidated balance sheets include a receivable from the subsidiaries in the amount of $711 at June 30, 2000 and $1,499 at June 30, 1999, included in other receivables, which represent net transactions (merchandise purchases and cash payments) with the subsidiaries during the three months ended June 30.

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

Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the periods reported. Actual results could differ from those estimates. Significant estimates include reserves for bad debts, inventory obsolescence, environmental matters, depreciation and amortization periods of long-lived assets and realizability of deferred tax assets.

Revenue Recognition:

      Revenue is recognized upon transfer of title and risk of loss to the customer, generally at time of shipment. Net sales are comprised of total sales billed, net of goods returned, trade discounts and customer allowances.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

Cash and Cash Equivalents:

      The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The effect of foreign currency changes on cash and cash equivalents is not material for each of the fiscal years presented.

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

      If the LIFO method of valuing certain inventories had not been used, total inventories at June 30, 2000 and 1999 would have been higher by $850 and $735, respectively. Inventories valued at LIFO amounted to $4,809 at June 30, 2000 and $5,802 at June 30, 1999.

      Inventories consist of the following at June 30, 2000 and 1999:

                                                        2000               1999
                                                      -------            -------
Raw materials ............................            $21,457            $24,499
Work in process ..........................              5,340              5,409
Finished goods ...........................             23,608             21,522
                                                      -------            -------
                                                      $50,405            $51,430
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

            Building and improvements ..................... 8-20 years
            Machinery and equipment ....................... 3-10 years

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

Intangibles:

      The excess of cost over fair value of net assets of purchased subsidiaries is being amortized over 10 to 20 years. Identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years. Accumulated amortization amounted to $12,448 and $10,925 at June 30, 2000 and 1999, respectively.

Licensing and Permit Fees:

      Licensing and permit fees incurred to obtain the required federal, state and local hazardous waste treatment, storage and disposal permits and the cost of label registration rights are included in other assets and are amortized over the lives of the licenses, permits and rights of 5 to 10 years.

Foreign Currency Translation:

      Balance sheet accounts of the Company's foreign subsidiaries, with the exception of the Brazilian and Israeli subsidiaries of Koffolk (1949) Ltd. ("Koffolk Israel") are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are reflected as a separate component of stockholders' equity. The Brazilian and Israeli subsidiaries of Koffolk Israel transact substantially all of their business in U.S. dollars. Accordingly, the U.S. dollar is designated as the functional currency for these operations and translation gains and losses are included in determining net income or loss.

      Translation (gains) and losses relating to short and long-term debt of the Company's Israeli and Norwegian subsidiaries that are denominated or linked to foreign currencies are included in other expense, net in the amounts of $2,142, $1,829, and $979 in the accompanying consolidated statements of operations for the years ended June 30, 2000, 1999 and 1998, respectively. Other foreign currency transaction gains and losses are not material.

Derivative Financial Instruments:

      The Company uses derivative financial instruments, primarily foreign currency forward contracts as a means of hedging exposure to foreign currency risks. Gains or losses on foreign currency forward contracts are included in income when currency fluctuations occur. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The gains or losses on these instruments are included in income when the related inventory is sold. The Company and its subsidiaries do not utilize these instruments for speculative purposes. The Company monitors the financial stability and credit standing of its major counterparties.

Advertising Costs:

      Advertising expenditures, expensed when incurred, were $953, $1,077 and $826 for the years ended June 30, 2000, 1999 and 1998, respectively.

Impairment of Long-Lived Assets:

      The Company evaluates the recoverability of long-lived assets, including intangible assets and goodwill, at each balance sheet date, using certain financial indicators such as historical and future ability to generate cash flows from operations. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) are less than the carrying amount of the assets.

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

Research and Development Expenditures:

      Research and development expenditures were $1,564, $1,536 and $774 for the years ended June 30, 2000, 1999 and 1998, respectively.

New Accounting Pronouncements:

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of FASB Statement No. 133" (SFAS
137). SFAS 137 defers the effective date of FASB 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (July 1, 2000 for the Company). SFAS 133 requires that all derivative intruments be recorded on the balance sheet at their fair value. Gain or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

      Certain Hedging Activities an amendment of FASB Statement No. 133" (SFAS
138). SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

      The Company's foreign currency contracts are currently marked to market with corresponding charges or credits to income, therefore there will be no impact on accounting for these contracts for the adoption of SFAS 133. With respect to commodity contracts, the difference between fair value and carrying value at June 30, 2000 is not significant; however, implementation of this standard may have a material effect on earnings, comprehensive income and financial position of future annual or interim periods.

      In December 1999, the Securities and Executive Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

Reclassification:

      Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2000 presentation. Such reclassifications include a reclassification of customer rebates of $6,202, $5,030 and $2,406 from selling, general and administrative expenses to net sales on the consolidated statements of operations and comprehensive income, as a result of the adoption of the Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives."

2. Issuance of Senior Subordinated Notes and Related Transactions

      On June 11, 1998, the Company issued $100 million aggregate principal amount of 9-7/8% Senior Subordinated Notes due June 1, 2008. Proceeds from the note offering were used to repay indebtedness of the Company.

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

      Additionally, in June 1998, a subsidiary of the Company canceled the limited recourse notes issued by executives related to acquiring 10.7% of the stock of the subsidiary and forgave all amounts owed the Company thereunder. The Company also paid the executives an additional aggregate amount of $2,740 as reimbursement for their income tax liability related to the forgiveness. The forgiveness of the notes and the

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

3. Acquisition

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

      The unaudited consolidated results of operations on a pro-forma basis, as if such acquisition had occurred at the beginning of fiscal 1999 and 1998 are as follows:

                                                         1999            1998
                                                      ---------       ---------
Net sales ......................................      $ 306,653       $ 316,752
Income (loss) before extraordinary item ........      $  (2,246)      $  (7,408)
Net (loss) .....................................      $  (2,246)      $  (9,370)

      The Company's subsidiary, ODDA Smelteverk, AS, had a minority equity investment in a local hydroelectric power company and also held contracts for the purchase of hydroelectric power through the years 2006 to 2010. As a result of legislative, regulatory and market developments occurring in Norway since the 1998 acquisition, the Company was able to sell its investment and related power rights to a Norwegian "state-governed" power production company in January 2000. The Company realized net sales proceeds of $18,750 and recorded a pre-tax gain of $13,763. Approximately $1,300 of additional net gain has been deferred and will be recognized over the period of a related power purchase contract with the buyer.

4. Property, Plant and Equipment

      Property, plant and equipment consists of the following at June 30:

                                                         2000             1999
                                                       --------         --------
Land .........................................         $  3,875         $  4,053
Buildings and improvements ...................           25,814           25,408
Machinery and equipment ......................          117,011           97,429
                                                       --------         --------
                                                        146,700          126,890
Less: Accumulated depreciation ...............           70,520           62,596
                                                       --------         --------
                                                       $ 76,180         $ 64,294
                                                       ========         ========

      Certain of the buildings of the Company's Israeli subsidiary are situated on land leased for a nominal amount from the Israel Land Authority. The lease expires on July 9, 2027.

      Depreciation expense amounted to $10,343, $9,963 and $8,023 for the years ended June 30, 2000, 1999 and 1998, respectively.

5. Related Party Transactions

      In January 2000, the owners of the Company invested $20 in a pharmaceutical company in exchange for a 20% voting common stock interest. Additionally, the Company invested $1,980 in preferred stock of the pharmaceutical company. The preferred stock investment, included in other assets, is being carried at

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

5. Related Party Transactions--(Continued)

cost, adjusted, if necessary, for the Company's share of investee losses based on the seniority of its investment relative to other investors. No adjustment to carrying value was required in fiscal 2000.

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

      The Company periodically advances funds to the principal shareholder on a short-term, non-interest-bearing basis. Amounts outstanding at June 30, 1999 and at June 30, 1998 have been reflected as a reduction of stockholders' equity. There were no amounts outstanding at June 30, 2000.

6. Accrued Expenses and Other Current Liabilities

      The components of accrued expenses and other current liabilities at June 30, 2000 and 1999 are as follows:

                                                             2000          1999
                                                           -------       -------
      Product registration rights .....................    $ 2,016       $ 3,704
      Commissions and rebates .........................      5,952         4,628
      Employee related expense ........................      4,512         3,729
      Other accrued liabilities .......................     11,677        13,679
                                                           -------       -------
                                                           $24,157       $25,740
                                                           =======       =======

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

7. Debt

      Long-term debt consists of the following at June 30, 2000 and 1999:

                                                                             2000       1999
                                                                           --------   --------
Domestic:
    Senior Subordinated Notes due June 1, 2008 (a) .....................   $100,000   $100,000
    Bank borrowings under revolving credit loan agreements (b) .........     29,700     13,400
    Environmental litigation settlement, with interest at 8.57%, payable in annual installments through March 2001, interest
       imputed at 10% (c) ..............................................        351        605
    Obligation, payable without interest, less unamortized discount of
       $59 in 1999, based on an effective interest rate of 8.5% (d) ....        200        941
    Capitalized lease obligations and other ............................      1,913        656
Foreign:
    Bank loans with interest at NIBOR plus .75% payable in Norwegian
       Krone (NOK) maturing through 2004 (e) ...........................      5,838     11,215
    Revolving credit bank loan with interest at NIBOR plus 2% payable in
       Norwegian Krone (NOK) maturing through 2003 (e) .................      2,919      8,254
    Capitalized lease obligations and other ............................      1,097        467
                                                                           --------   --------
                                                                            142,018    135,538
    Less: Current maturities ...........................................      2,296      1,450
                                                                           --------   --------
                                                                           $139,722   $134,088
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

      (b) On August 31, 1998, the Company entered into a $60 million senior credit facility with PNC Bank, National Association, as agent and on behalf of the lenders thereunder ("Credit Facility"). The Credit Facility is structured as a five year, $35 million revolving credit facility and a two year, $25 million acquisition line of credit. The $35 million revolving credit facility is subject to availability under a borrowing base formula for domestic accounts receivable and inventories, which also serve as collateral on the borrowing. In addition to amounts outstanding under the revolving credit facility, the Company had $5.3 and $21.6 million available under the borrowing base formula as of June 30, 2000 and 1999, respectively. Drawdowns under the acquisition line of credit shall amortize on a five-year basis with the balances due at maturity. No amounts have been drawn down under the acquisition line of credit. The acquisition line of credit expired in August 2000. The Company, under terms of the Credit Facility, may choose between two interest rate options: (i) base rate, as defined, or (ii) Euro rate, as defined, plus 11/4%-2% depending on the Company's operating performance.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

7. Debt--(Continued)

      The Credit Facility requires, among other things, the maintenance of certain fixed charge coverage ratios and a certain level of net worth for the domestic operations of the Company, each calculated quarterly, and contains an acceleration clause should a material adverse event occur (as defined). In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries stock, disposition of assets, investments, and mergers and acquisitions.

      At June 30, 1999, the Company was not in compliance with the domestic net worth requirements of the Credit Facility. The lenders have waived the default as of June 30, 1999 and amended domestic net worth requirements for fiscal 2000. The Company was in compliance with the financial covenants of the Credit Facility during fiscal 2000.

      (c) The New Jersey Department of Environmental Protection Division of Hazardous Waste Management and the Division of Water Resources and a subsidiary of the Company entered into an Administrative Consent Order ("ACO") effective March 11, 1991, which resolved all previous enforcement actions against the Company's subsidiary. The ACO required payment of a penalty, which was provided for in prior years, in the amount of $2,200 with interest calculated at 8.57% per annum, in 10 equal annual installments.

      (d) This obligation is in connection with the acquisition of certain intangible assets acquired by Koffolk USA (see Note 2).

      (e) The Company's Norwegian subsidiary has entered into two separate multi-currency revolving facilities as follows: In August 1998, the subsidiary entered into a five-year multi-currency credit facility, for NOK (Norwegian Kroner) 90,000 (approximately $11,335 as of June 30, 1999), in agreed Euro-currencies. Borrowings under such facility bear interest at the LIBOR or NIBOR rate as defined plus 0.475%, the subsidiary has agreed to pay a commitment fee of 1/4% on the unused portion of such facility. In August 1998, the subsidiary entered into a five-year multi-currency revolving credit facility, for NOK 65,000 (approximately $8,120 as of June 30, 1999), in agreed Euro-currencies. Borrowings under such facility bear interest at the LIBOR or NIBOR rate as defined plus the applicable margin. Such LIBOR or NIBOR margin shall be subject to adjustment based on the subsidiary's debt service coverage and equity ratios (which margins could be 3/4% or 1%). The subsidiary has agreed to pay a commitment fee equal to 50% of the applicable margin. In connection with both such facilities, the subsidiary may choose the duration (one, three or six months) for which the interest rate may apply. Indebtedness under both such currency facilities is collateralized by a lien on the subsidiary's receivables, inventory and property and production facilities. Philipp Brothers Chemicals, Inc. guarantees both credit facilities.

      In connection with the subsidiary's sale of its minority interest in the local hydroelectric power Company and related contract rights, (see Note 3) and the simultaneous release of collateral in those shares pledged under the facilities, the subsidiary repaid NOK 80,000 in total under both of the credit facilities in January 2000 (approximately $9,970 at January 2000) as a permanent reduction in the maximum borrowings allowed. As of June 30, 2000, the subsidiary has borrowed the maximum amount available under the facilities.

      At June 30, 1999, the subsidiary was not in compliance with the debt service and liabilities to equity ratios. Subsequently a waiver was obtained from the lenders. The subsidiary was in compliance with the financial covenants of the credit facilities during fiscal 2000

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

7. Debt--(Continued)

      The aggregate maturities of long-term debt after June 30, 2000 are as follows:

            Year Ended June 30,
            -------------------
            2001 ............................................     $  2,296
            2002 ............................................        1,874
            2003 ............................................          982
            2004 ............................................       36,077
            2005 ............................................          296
            Thereafter ......................................      100,493
                                                                  --------
                Total .......................................     $142,018
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

      In addition, the Company and its subsidiary entered into severance agreements with the executives for payments based on a multiple of pretax earnings, as defined, and which are subject to certain restrictions pursuant to terms of the PNC Bank Credit Facility. At June 30, 2000 and 1999 aggregate severance payments of approximately $412 and $588 respectively, would have been due the executives if they were terminated.

      In connection with the separation of employment of a senior executive, in the 1999 fiscal year and pursuant to the stock buyback and severance provisions of the aforementioned agreements, the Company recorded a charge of $1.5 million in selling, general and administrative expenses and reclassified $1.3 million from redeemable securities to accrued expenses and other current liabilities. The stock buyback resulted in a reduction of senior executive ownership in the subsidiary to 4%.

      Effective June 30, 1999, the limited liability company interests in MRT owned by the employees of MRT were exchanged for non-voting common stock of MMC, and the employees' right to contingent member units of MRT was converted into the right to "phantom shares" of MMC. The shareholders agreement of MMC provides for the vesting of shares to the employees over certain periods of employment and granting of "phantom shares" to the employees based on certain performance goals. No phantom shares have been earned and no compensation expense has been recorded. The agreement also provides for the purchase of the minority shares for fair value in connection with termination of employment.

9. Preferred Stock, Common Stock and Paid-in Capital

Preferred Stock:

      In connection with the death of the Chairman of the Board of the Company in May 1997, pursuant to terms of an agreement with shareholders, the Company redeemed 59,573 shares of special and second preferred stock and reduced this number of shares from the amount outstanding. An insurance policy with a face value of $6,000 on the life of the Chairman funded such redemption. The redemption obligation of $6,131 was paid in fiscal 1998.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

9. Preferred Stock, Common Stock and Paid-in Capital--(Continued)

Common Stock:

      Common stock consisted of the following at June 30, 2000 and 1999.

                                  Authorized
                                    Shares      Issued Shares    Amount at Par
                                  ----------    -------------    -------------
Class A common stock ...........     16,200         12,600            $.10
Class B common stock ...........     14,100         11,888             .10
                                     ------         ------
                                     30,300         24,488
                                     ======         ======

      Holders of Class A common stock have full voting power, except the holders of class A shall be entitled to elect all but one of the directors and the holders of Class B shall be entitled to elect one director. No dividends may be paid to common stockholders until all dividends have been paid to holders of preferred stock. Thereafter, holders of Class A common stock shall receive dividends, when and as declared by the directors, at the rate of 5-1/2% of the par value of such stock (non-cumulative). After all declared dividends have been paid to Class A common stockholders, dividends may be declared and paid to the holders of Class B common stock. In the event of any complete liquidation, dissolution, winding up of the business, or sale of all the assets of the Company, and after the redemption of the preferred stock, the Class A common stockholders are entitled to a distribution equal to the par value of the stock plus declared and unpaid dividends. Thereafter, the remaining assets of the Company shall be distributed to the holders of Class B common stock.

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

      The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                         Domestic               Norwegian
                                                  ---------------------   ---------------------
                                                  June 2000   June 1999   June 2000   June 1999(1)
                                                  ---------   ---------   ---------   ---------
Change in benefit obligation
Benefit obligation at beginning of year .......   $  7,279    $  6,240    $ 10,030    $ 11,193
Service cost ..................................        905         826         250         228
Interest cost .................................        548         452         635         523
Benefits paid .................................        (81)        (69)       (743)       (526)
Actuarial (gain) or loss ......................         81        (171)       (210)       (188)
                                                  --------    --------    --------    --------

Benefit obligation at end of year .............   $  8,732    $  7,278    $  9,962    $ 11,230
                                                  ========    ========    ========    ========


Change in Plan Assets
Fair value of plan assets at beginning of year    $  5,626    $  4,834    $  9,736    $ 10,710
Actual return on plan assets ..................      1,095          (3)        768         434
Employer contributions ........................        790         863         262         284
Benefits paid .................................        (81)        (69)       (743)       (527)
                                                  --------    --------    --------    --------

Fair value of plan assets at end of year ......   $  7,430    $  5,625    $ 10,023    $ 10,901
                                                  ========    ========    ========    ========


Funded Status
Funded status of the plan .....................   $ (1,303)   $ (1,653)   $     61    $   (329)
Unrecognized net actuarial (gain) or loss .....       (630)       (105)       (294)          7
Unrecognized prior service cost ...............     (1,082)     (1,247)         --          --
Unrecognized transition obligation/asset ......        (21)        (24)         94          --
                                                  --------    --------    --------    --------

(Accrued) prepaid pension cost ................   $ (3,036)   $ (3,029)   $   (139)   $   (322)
                                                  ========    ========    ========    ========

----------
(1)   For the period October 1, 1998 - June 30, 1999.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

10. Employee Benefit Plans--(Continued)

                                                                       June 2000   June 1999   June 1998
                                                                       ---------   ---------   ---------
Assumptions (Domestic)
Discount rate ........................................................    7.50%       7.50%       7.50%
Expected rate of return on plan assets ...............................    7.50%       7.50%       7.50%
Rate of compensation increase ........................................    5.00%       5.00%       5.00%
Components of net periodic pension costs (Domestic)
Service cost - benefits earned during the year .......................   $ 905       $ 826       $ 899
Interest cost on benefit obligation ..................................     549         452         374
Expected return on plan assets .......................................    (487)       (393)       (288)
Amortization of initial unrecognized net transition obligation (asset)      (3)         (3)         (3)
Amortization of prior service costs ..................................    (165)       (164)       (164)
Amortization of (gain) or loss .......................................      (2)         (6)         --
                                                                         -----       -----       -----

Net periodic pension cost ............................................   $ 797       $ 712       $ 818
                                                                         =====       =====       =====

                                                                       June 2000   June 1999(2)
                                                                       ---------   ---------
Assumptions (Norwegian)
Discount rate ........................................................    6.50%       6.50%
Expected rate of return on plan assets ...............................    8.00%       8.00%
Rate of compensation increase ........................................    3.30%       3.30%
Components of net periodic pension costs (Norwegian)
Service cost - benefits earned during the period .....................   $ 250       $ 228
Interest cost on benefit obligation ..................................     635         523
Expected return on plan assets .......................................    (759)       (628)
Amortization of initial unrecognized net transition obligation (asset)     (18)         --
Amortization of (gain) or loss .......................................       5          --
                                                                         -----       -----

Net periodic pension cost ............................................   $ 113       $ 123
                                                                         =====       =====

----------
(2)   For the period October 1, 1998 - June 30, 1999.

      The Company and its domestic subsidiaries have a 401(k) plan, under which an employee may make a pretax contribution of up to 6% of base compensation, and the Company makes a non-matching contribution equal to 1% of the employee's base compensation and a matching contribution equal to 50% of the contribution up to the first 3% of an employee's base compensation and 25% of any contribution in excess of 3% of base compensation. All contributions are subject to the maximum amount deductible for federal income tax purposes. The Company's contribution amounted to $575, $547 and $529 in 2000, 1999 and 1998, respectively.

      The Company has a deferred compensation and supplemental retirement plan for certain senior executives of the Company. The benefits provided by the plan are based upon years of service and the employees' average compensation subject to certain limits. The plan also provides for death benefits before retirement. Deferred compensation expense was $97, $92 and $89 in 2000, 1999 and 1998, respectively. At June 30, 2000 and 1999, the aggregate liability under this plan amounted to $637 and $482, respectively. To assist in funding the retirement and death benefits of the plan, the Company invested in corporate-owned life insurance policies, through a trust, which at June 30, 2000 and 1999 had cash surrender values of $1,098 and $941, respectively, and are included in other asssets

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

10. Employee Benefit Plans--(Continued)

      In addition to Norway, most of the Company's foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on legal requirements and local practices. Expenses under these plans amounted to $349, $509 and $441 for 2000, 1999 and 1998, respectively. The Norwegian plan used the following assumptions as of October 1, 1998, 6.0% discount rate, 8.0% expected rate of return on plan assets and 3.3% rate of compensation increase.

11. Income Taxes

      Income (loss) from operations before provision for income taxes and extraordinary item consisted of:

                                                                   2000         1999         1998
                                                                 --------     --------     --------
Domestic .....................................................   $ (2,332)    $   (755)    $(15,750)
Foreign ......................................................     16,331          468        3,996
                                                                 --------     --------     --------
                                                                 $ 13,999     $   (287)    $(11,754)
                                                                 ========     ========     ========

Components of income tax expense (benefit) are as follows:

                                                                   2000         1999         1998
                                                                 --------     --------     --------
Current tax provision (benefit):
    U.S. Federal .............................................   $     --     $     --     $   (306)
    State and local ..........................................        245          160           64
    Foreign ..................................................      2,264          792          782
                                                                 --------     --------     --------

    Total current tax provision ..............................      2,509          952          540
                                                                 --------     --------     --------

Deferred tax provision (benefit):
    U.S. Federal .............................................       (287)         220       (5,121)
    State and local ..........................................          5         (125)        (115)
    Foreign ..................................................      2,047         (868)           7
    Change in valuation allowance ............................       (327)          --           --
                                                                 --------     --------     --------

    Total deferred tax provision (benefit) ...................      1,438         (773)      (5,229)
                                                                 --------     --------     --------

Provision (benefit) for income taxes before extraordinary item      3,947          179       (4,689)
Benefit for extraordinary item ...............................         --           --       (1,011)
                                                                 --------     --------     --------
Provision (benefit) for income taxes .........................   $  3,947     $    179     $ (5,700)
                                                                 ========     ========     ========

      A reconciliation of the Federal statutory rate and the Company's effective tax rate follows:

                                                                   2000         1999         1998
                                                                 --------     --------     --------
U.S. Federal income tax rate .................................       34.0%       (34.0)%      (34.0)%
State and local taxes, net of federal income tax effect ......        0.9          8.0         (0.2)
Tax rate differences on foreign operations ...................      (13.1)       (81.9)        (3.5)
Expenses with no tax benefit .................................        3.9        104.9           --
U.S. losses with no state tax benefit ........................        1.4         79.1           --
Change in valuation allowance ................................       (2.3)          --           --
Other ........................................................        3.4        (13.7)        (1.0)
                                                                 --------     --------     --------
                                                                     28.2%        62.4%       (38.7)%
                                                                 ========     ========     ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

11. Income Taxes--(Continued)

      Most of the investments of the Company's Israeli subsidiary in fixed assets have been granted "approved enterprise" status under Israeli law. The subsidiary is also a "foreign investors' company" as defined by Israeli law. This status entitles the subsidiary to reduced tax rates which results in a substantial portion of the tax rate differences on foreign operations. The entitlement of the reduced tax rates is conditional upon the subsidiary fulfilling the conditions stipulated by Israeli law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises. In the event of failure to comply with these conditions, the benefits may be canceled and the subsidiary may be required to refund the amount of the benefits, in whole or in part, with the addition of interest. The periods of benefits expire in various years through 2009.

      Provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries of approximately $33,000, whose earnings have been or are primarily intended to be reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated.

      The tax effects of significant temporary differences which comprise the deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows:

                                                             2000        1999
                                                           --------    --------
Deferred tax assets:
    Employee benefits ..................................   $  2,264    $  2,302
    Depreciation .......................................        780       1,347
    Insurance ..........................................        316         262
    Receivables allowances .............................        615         578
    Inventory ..........................................        869       1,140
    Plant curtailment and environmental remediation ....      2,402       3,140
    Alternative minimum tax ............................        144         572
    Net operating loss carryforward -- domestic ........      4,523       3,104
                                    -- foreign .........      2,420       1,756
    Other ..............................................        389         470
                                                           --------    --------
                                                             14,722      14,671
    Valuation allowance ................................       (425)       (758)
                                                           --------    --------
                                                             14,297      13,913
Deferred tax liabilities
    Property, plant and equipment ......................     (4,136)     (2,179)
    Gain on property damage ............................     (1,858)     (1,480)
    Other ..............................................       (662)       (763)
                                                           --------    --------
                                                             (6,656)     (4,422)
                                                           --------    --------
Net deferred tax asset .................................   $  7,641    $  9,491
                                                           ========    ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

11. Income Taxes--(Continued)

      Deferred taxes are included in the following line items in the consolidated balance sheets:

                                                               2000       1999
                                                             -------    -------
Prepaid expenses and other current assets ................   $ 5,075    $ 3,088
Accrued expenses, taxes and other current liabilities ....       (88)       (68)
Other assets .............................................     7,128      8,379
Other liabilities ........................................    (4,474)    (1,908)
                                                             -------    -------
                                                             $ 7,641    $ 9,491
                                                             =======    =======

      The Company has domestic net operating loss carryforwards of approximately $12,000 that expire in 2019 through 2020 and foreign net operating loss carryforwards of approximately $7,000 that begin to expire in 2009. Valuation allowances have been provided against the tax benefit of domestic state net operating loss carryforwards, which are considered not likely to be realized. The valuation allowance provides for certain foreign operating loss carryforwards for 1999 which were reversed in 2000 and the benefit of the losses were realized. A portion of such tax benefits were allocated to reduce goodwill of the Company's Brazilian subsidiary. Realized preacquisition deferred taxes amounted to $110 and $184 for the years ended June 30, 2000 and 1999, respectively.

12. Commitments and Contingencies

(a) Leases:

      The Company leases equipment and office, warehouse and manufacturing facilities through fiscal 2007 for minimum annual rentals (plus certain cost escalations) as follows:

                                                             Capital   Operating
Year Ended June 30                                           Leases     Leases
-----------------                                            -------   ---------
2001 .................................................       $  516     $1,478
2002 .................................................          504      1,436
2003 .................................................          495      1,371
2004 .................................................          398      1,242
2005 .................................................          133        848
Thereafter ...........................................           --      1,245
                                                             ------     ------
Total minimum lease payments .........................       $2,046     $7,620
                                                             ======     ======
Amounts representing interest ........................          458
                                                             ------
Present value of minimum lease payments ..............       $1,588
                                                             ======

      Equipment under capitalized leases included in the consolidated balance sheets at June 30, 2000 and 1999 amounted to $224 and $126, net of accumulated depreciation of $1,092 and $1,202, respectively.

      The commitment for facilities includes $2,000 with an affiliate controlled by shareholders of the Company. (Refer to Note 5.)

      Rent expense under operating leases for the years ended June 30, 2000, 1999 and 1998 amounted to $1,734, $1,619 and $2,126, respectively.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

12. Commitments and Contingencies--(Continued)

(b) Purchase Commitments:

      The Company's subsidiary, MRT, has entered into minimum purchase commitments to purchase fly-ash at fixed prices over periods of up to 15 years. Fly-ash purchased under minimum purchase agreements for the years ended June 30, 2000, 1999 and 1998 were $3,630, $2,014 and $407, respectively. The Company's subsidiary, Odda Smelteverk, AS, has entered into a minimum purchase commitment to purchase power at fixed prices over periods of up to 10 years. Power purchased under this minimum purchase agreement for the year ended June 30, 2000 was $574.

      At June 30, 2000, the Company had minimum purchase commitments, as follows:

                                                  Fly Ash            Power
            Year Ended June 30,              Minimum Purchase   Minimum Purchase
            -------------------              ----------------   ----------------
            2001 .............................   $ 6,006            $ 1,060
            2002 .............................     6,669              1,084
            2003 .............................     7,343              1,107
            2004 .............................     7,025              1,130
            2005 .............................     6,192              1,154
            Thereafter .......................    41,552              5,384
                                                 -------            -------
            Total minimum purchase commitments   $74,787            $10,919
                                                 =======            =======

(c) Litigation:

      The Company's subsidiary, Phibro-Tech, Inc., has been named as a potentially responsible party ("PRP") in connection with an action commenced by the EPA, involving a third party fertilizer manufacturing site in South Carolina. While the outcome of ongoing negotiation is uncertain, the Company has accrued its best estimate of the amount for which this matter can be settled. Phibro-Tech, Inc. was also named as a PRP involving a third party site in California. The Company is not, at this time, in a position to assess the extent of any liability.

      The Company and its subisidiary, C.P. Chemicals, Inc., are involved in litigation alleging that operations at the Sewaren, New Jersey site have affected the adjoining owner's property. The Company is not, at this time, in a position to assess the extent of any liability.

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

(d) Environmental Remediation:

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

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,558, which is included in current and long-term liabilities in the June 30, 2000 consolidated balance sheet (approximately $1,706 in 1999). Such amounts represent primarily the cost of feasibility studies and remediation activities and are expected to be substantially incurred over a three year period. No amounts have been discounted. Environmental provisions are $252, $167 and $925 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. In addition, such amounts exclude the fiscal 1998 accrual related to the Sewaren facility described in Note 12(e).

(e) Plant Curtailment:

      During the fourth quarter of fiscal 1998, the Company decided to curtail major manufacturing operations of its Sewaren, New Jersey facility and recorded nonrecurring charges of $10.0 million related to this curtailment. Of these charges, $5.6 million represented non-cash asset write downs during fiscal 1998 related to the manufacturing facility, $1.1 million represented associated site restoration and $3.3 million represented the cost of long-term groundwater and remediation activities.

      The accrual for groundwater monitoring represented personnel, utility and related costs aggregating an estimated $4.2 million over 10 years and discounted at a 7% rate. During fiscal 1999, the Company expended $480 related to site restoration and groundwater and remediation activities and reversed $500 to income based upon a reassessment of site restoration and ongoing cost requirements. During fiscal 2000, the Company expended $377 related to site restoration and groundwater and remediation activities.

      In June 2000, the Company entered an agreement ("Transfer Agreement") with the Township of Woodbridge ("Township") to transfer title to its property in Sewaren, New Jersey to the Township. Simultaneously the Company entered into a 10 year lease agreement with the Township, with payments aggregating $2 million, for certain areas of the property in order to allow the Company to conduct operations related to its RCRA Part B Facility Permit. The Company retained its environmental obligations pursuant to an Administrative Consent Order (ACO) between the Company and the New Jersey Department of Environmental Protection and has $351 recorded in long-term debt for the remaining payments under the ACO. Pursuant to the Transfer Agreement, the Township took title to the property and assumed obligations with regard to the property, including maintaining the ground water recovery system required by the ACO. In connection with the assumption of obligations by the Township, the Company reversed $1,481 to income, representing amounts previously reserved for ground water monitoring and remediation, net of the present value of its lease obligations.

(f) Employee Terminations:

      In connection with the plant curtailment noted above and certain other personnel changes, the Company implemented a plan to reduce its workforce resulting in a non-recurring charge for severance and other employee benefits of $1,173 in fiscal 1998 (reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations). Included in the charge were 21 employees associated with the curtailed Sewaren facility, of which 19 were terminated in fiscal 1999 and 2 in the first quarter of fiscal 2000. All severance aggregating $129 has been paid.

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

      The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short-term debt is considered to be representative of their fair value because of their short maturities. The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. At June 30, 2000 and 1999, the fair value of the Company's Senior Subordinated Notes was $70,800 and $94,650, respectively and the related carrying amount is $100,000. At June 30, 1999 and 1998, the fair value of the Company's other long-term debt does not differ materially from its carrying amount based on the variable interest rate structure and frequent repricing of these obligations.

      The Company obtains third-party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. The contract values of the letters of credit and surety bonds at June 30, 2000 and 1999 were $2,250, and $2,000, respectively. The carrying values and fair values of these letters of credit and surety bonds were not material.

      The fair value associated with foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At June 30, 2000 and 1999, unrealized gains and losses on these contracts were immaterial.

      The fair value of commodity contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the agreements as of the reporting date. At June 30, 2000 and 1999, the Company has $5,152 and $1,760, respectively, in carrying amounts of commodity contracts with a fair value of $5,182 and $1,945, respectively.

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

      The Company aggregates certain operating segments into its reportable segments. Management evaluates the performance of its operating segments and allocates resources based on operating income. Transfers between segments are priced at amounts that include a manufacturing profit except that certain domestic transfers of $9,606, $11,422 and $10,512 from the Industrial Chemicals group to the AgChem group for fiscal 2000, 1999 and 1998, respectively, are recorded at the cost of product transferred. Other includes corporate expenses and elimination of intersegment revenues. Expenditures for property plant and equipment includes assets acquired in business combinations.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

14. Business Segments--(Continued)

                                                             Industrial
                                                   Agchem    Chemicals
                                                   Group       Group           Other           Total
                                                 ---------   ---------       ---------       ---------
2000 Segment Detail
Revenues -- external customers ...............   $ 179,911   $ 138,145       $      --       $ 318,056
         -- intersegment .....................       4,722      21,931         (26,653)             --
                                                 ---------   ---------       ---------       ---------
Total revenues ...............................   $ 184,633   $ 160,076       $ (26,653)      $ 318,056
                                                 =========   =========       =========       =========
Operating income (loss) ......................   $  15,658   $   9,098       $  (9,082)(1)   $  15,674
Depreciation and amortization ................       4,689       6,641             536          11,866
Total assets .................................     115,621     119,990          22,840         258,451
Expenditures for property, plant and equipment       2,418      20,067             119          22,604

                                                             Industrial
                                                   Agchem    Chemicals
                                                   Group       Group           Other           Total
                                                 ---------   ---------       ---------       ---------
1999 Segment Detail
Revenues -- external customers ...............   $ 172,084   $ 125,210       $      --       $ 297,294
         -- intersegment .....................       5,327      25,835         (31,162)             --
                                                 ---------   ---------       ---------       ---------
Total revenues ...............................   $ 177,411   $ 151,045       $ (31,162)      $ 297,294
                                                 =========   =========       =========       =========
Operating income (loss) ......................   $  11,412   $   9,079       $ (10,136)(2)   $  10,355
Depreciation and amortization ................       4,429       6,285             531          11,245
Total assets .................................     104,361     118,481          15,937         238,779
Expenditures for property, plant and equipment       3,776      32,286             219          36,281

                                                             Industrial
                                                   Agchem    Chemicals
                                                   Group       Group           Other           Total
                                                 ---------   ---------       ---------       ---------
1998 Segment Detail
Revenues -- external customers ...............   $ 175,455   $ 100,122       $      --       $ 275,577
         -- intersegment .....................       6,362      27,294         (33,656)             --
                                                 ---------   ---------       ---------       ---------
Total revenues ...............................   $ 181,817   $ 127,416       $ (33,656)      $ 275,577
                                                 =========   =========       =========       =========
Operating income (loss) ......................   $   9,532   $  (2,389)(3)   $ (11,370)(4)   $  (4,227)
Depreciation and amortization ................       3,937       4,780             536           9,253
Total assets .................................     100,014      60,432          31,750         192,196
Expenditures for property, plant and equipment       1,981       5,483             567           8,031

----------
(1) Includes corporate expenses of $9,442 and inventory profit elimination of $(350).
(2) Includes corporate expenses of $7,461, intercompany inventory profit elimination of $1,150 and $1,525 related to the severance of a key executive.
(3) Operating income was reduced $10,000 related to a nonrecurring plant curtailment charge.
(4) Includes corporate expenses of $5,518, intercompany inventory profit elimination of $248 and $5,604 for the forgiveness of limited recourse notes receivable from certain executives of the Company and payment for related income taxes resulting from the cancellation.

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

                                               2000         1999         1998
                                            ---------    ---------    ---------
Revenues:
  United States .........................   $ 204,374    $ 182,959    $ 179,242
  Western Europe ........................      59,120       57,723       30,152
  Israel ................................      49,917       51,889       62,399
  South America .........................       4,645        4,723        3,784
                                            ---------    ---------    ---------
     Total revenues .....................   $ 318,056    $ 297,294    $ 275,577
                                            =========    =========    =========

                                               2000         1999         1998
                                            ---------    ---------    ---------
Operating income (loss):
  United States .........................   $  13,715    $  10,872    $    (599)
  Western Europe ........................       3,182        3,989        2,980
  Israel ................................       7,119        5,059        4,711
  South America .........................         740          571           51
  Other .................................      (9,082)     (10,136)     (11,370)
                                            ---------    ---------    ---------
     Total operating income (loss) ......   $  15,674    $  10,355    $  (4,227)
                                            =========    =========    =========

                                               2000         1999         1998
                                            ---------    ---------    ---------
Property, plant and equipment
  United States .........................   $  25,032    $  17,377    $  12,590
  Western Europe ........................      32,465       27,362        5,642
  Israel ................................      15,899       16,276       18,292
  South America .........................       2,082        2,315        2,823
  Other .................................         702          964        1,163
                                            ---------    ---------    ---------
     Total property, plant and equipment    $  76,180    $  64,294    $  40,510
                                            =========    =========    =========

16. Valuation and Qualifying Accounts:

      Activity in the allowance for doubtful accounts consisted of the following for the fiscal years ended June 30:

                                               2000         1999         1998
                                            ---------    ---------    ---------
Balance at beginning of period ..........   $     886    $     751    $     656
Provision for bad debts .................          --          153          144
Bad debt write-offs .....................        (130)         (18)         (49)
                                            ---------    ---------    ---------
Balance at end of period ................   $     756    $     886    $     751
                                            =========    =========    =========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)

17. Insurance Recoveries:

      In April 1999, the Company suffered inventory, real property and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. The Company carries insurance coverage for the property damage and business interruption losses and recorded a receivable of $4,259 in other receivables at June 30, 1999 for amounts reimbursable from the insurance carrier. The receivable was net of the Company's deductible and $1,000 advanced by the insurance carrier prior to June 30, 1999. A reduction of cost of sales of $396 was recorded for insurance recoveries in excess of the net book value of damaged inventory and a gain of $3,701 was recorded in other income for the excess of amounts reimbursable over the net book value of property and equipment. As of June 30, 2000, the Company finalized its claims with its insurance carriers and recorded additional gains in fiscal 2000 for property damage of $946 in other income and reimbursement for business interruption losses of $1,161 as a reduction of cost of sales. The receivable of $4,097 in other receivables as of its June 30, 2000 balance sheet date has been subsequently collected.

18. Extraordinary Loss:

      On August 31, 1994, the Company issued a 10-year $20,000 senior unsecured note ("Note") with interest at 11%, payable semi-annually. On that same date, the Company entered into a three-year renewable revolving credit facility ("Revolving Facility") with a bank for up to $20,000 in revolving credit advances. In connection with the issuance of the Company's Senior Subordinated Notes, the Company terminated the Note and Revolving Facility agreements and repaid all amounts outstanding under the Note and Revolving Facility agreement in June 1998 and paid a prepayment fee of $2,600, terminated certain interest rate caps on floating rate debt that was repaid for a charge of $163 and wrote off unamortized financing costs of $210. These charges of $1,962 (net of $1,011 in taxes) are reflected as an extraordinary item in the accompanying consolidated statements of operations.

19. Condensed Consolidating Financial Statements

      In June 1998 the Company issued $100 million in Senior Subordinated Notes as described in Note 2. In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following condensed consolidating financial data summarizes the assets, liabilities, and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Koffolk, Inc., Phibro-Tech, Inc., MRT Management Corp., Mineral Resource Technologies, L.L.C., Prince Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company (IL) Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp. The Non-Guarantor Subsidiaries include the following:
Koffolk (1949) Ltd., Agtrol International, Ferro Metal and Chemical Corporation and ODDA Smelteverk, AS. The U.S. and foreign Guarantor and Non-Guarantor Subsidiaries are wholly owned as to voting common stock, directly or indirectly, by the Parent.

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

                         Philipp Brothers Chemicals Inc.
                           Consolidating Balance Sheet
                               As of June 30, 2000
                                 (In thousands)

                                                            U.S. Guarantor  Foreign Subsidiaries   Consolidation   Consolidated
                                                 Parent      Subsidiaries      Non-Guarantors       Adjustments       Balance
                                               ---------    --------------  --------------------   -------------   ------------
                    Assets
Current Assets:
Cash and cash equivalents ...............      $      11       $      99          $   2,293                          $   2,403
Trade receivables .......................          6,172          45,378             27,826                             79,376

Other receivables .......................          4,855             550              3,074                              8,479
Inventory ...............................          3,267          25,072             22,066                             50,405
Prepaid expenses and other ..............          3,065           2,443              3,590                              9,098
                                               ---------       ---------          ---------          ---------       ---------
       Total current assets .............         17,370          73,542             58,849                 --         149,761
                                               ---------       ---------          ---------          ---------       ---------
Property, plant & equipment, net ........            702          25,032             50,446                             76,180

Intangibles .............................             87           2,292              3,918                              6,297
Investment in subsidiaries ..............         78,028           1,533             (6,129)           (73,432)             --
Intercompany ............................         63,874         (32,463)             3,197            (34,608)             --
Other assets ............................         15,236           8,542              2,435                             26,213
                                               ---------       ---------          ---------          ---------       ---------
       Total assets .....................      $ 175,297       $  78,478          $ 112,716          $(108,040)      $ 258,451
                                               =========       =========          =========          =========       =========

      Liabilities and Stockholders Equity
Current Liabilites:
Cash overdraft ..........................      $     158       $   1,302          $     660                          $   2,120
Loans payable to banks ..................             --              --              8,650                              8,650
Current portion of long term debt .......             31             893              1,372                              2,296
Accounts payable ........................          2,140          14,999             15,503                             32,642
Accrued expenses and other ..............          3,892          13,118              7,147                             24,157
                                               ---------       ---------          ---------          ---------       ---------
Total current liabilites ................          6,221          30,312             33,332                 --          69,865
                                               ---------       ---------          ---------          ---------       ---------
Long term debt ..........................        130,600           1,435             42,295            (34,608)        139,722
Other liabilities .......................          2,022           4,431              6,829                 --          13,282

Redeemable securities
Common stock ............................          2,389              --              1,124                              3,513
Common stock of subsidiary ..............             --             451                 --                                451
                                               ---------       ---------          ---------          ---------       ---------
                                                   2,389             451              1,124                 --           3,964

             Stockholders' equity
Series "A" preferred stock ..............            521              --                 --                                521
Common stock ............................              2              32                 --                (32)              2
Paid in capital .........................            878          34,040                 --            (34,040)            878
Retained earnings .......................         32,808           7,747             31,613            (39,360)         32,808
Accumulated other comprehensive
    (loss) income--cumulative currency
    translation adjustment ..............           (144)             30             (2,477)                            (2,591)
                                               ---------       ---------          ---------          ---------       ---------
       Total Stockholders' equity .......         34,065          41,849             29,136            (73,432)         31,618
                                               ---------       ---------          ---------          ---------       ---------
       Total liabilities and equity .....      $ 175,297       $  78,478          $ 112,716          $(108,040)      $ 258,451
                                               =========       =========          =========          =========       =========

                         Philipp Brothers Chemicals Inc.
                         Consolidating Income Statement
                        For the Year Ended June 30, 2000
                                 (In thousands)

                                                             U.S. Guarantor   Foreign Subsidiaries    Consolidation  Consolidated
                                                   Parent     Subsidiaries       Non-Guarantors        Adjustments      Balance
                                                  --------   --------------   --------------------    -------------  ------------
Net sales .....................................    $ 35,927      $184,828            $132,918           $ (35,617)      $318,056

Cost of goods sold ............................      29,091       136,975              99,104             (35,617)       229,553
                                                   --------      --------            --------            --------       --------
       Gross profit ...........................       6,836        47,853              33,814                  --         88,503
Selling, general, and administrative
    expenses ..................................      12,537        38,203              23,570                             74,310
Curtailment of operations at
    manufacturing facility ....................          --        (1,481)                 --                             (1,481)
                                                   --------      --------            --------            --------       --------
Operating (loss) income .......................      (5,701)       11,131              10,244                  --         15,674
Interest expense ..............................       8,519           198               6,037                             14,754
Interest income ...............................         (19)           (2)               (579)                              (600)
Gain from property damage claim ...............          --          (946)                 --                               (946)
Gain on sale of assets ........................          --            --             (13,763)                           (13,763)
Other expense .................................        (912)           --               3,142                              2,230

Intercompany allocation .......................     (10,925)       10,860                  65                                 --

(Profit) loss relating to subsidiaries ........     (10,967)           --                  --              10,967             --
                                                   --------      --------            --------            --------       --------
Income (loss) before income taxes .............       8,603         1,021              15,342             (10,967)        13,999

(Benefit) provision for income taxes ..........      (1,450)        1,020               4,376                  --          3,946
                                                   --------      --------            --------            --------       --------
Net income (loss) .............................    $ 10,053      $      1            $ 10,966           $ (10,967)      $ 10,053
                                                   ========      ========            ========            ========       ========

                         Philipp Brothers Chemicals Inc.
                      Consolidating Statement of Cash Flows
                        For the Year Ended June 30, 2000
                                 (In thousands)

                                                             U.S. Guarantor   Foreign Subsidiaries    Consolidation  Consolidated
                                                   Parent     Subsidiaries       Non-Guarantors        Adjustments      Balance
                                                  --------   --------------   --------------------    -------------  ------------
Operating activities:
Net income (loss) ..............................   $ 10,053      $      1            $ 10,966            $(10,967)      $ 10,053
Adjustments to reconcile net income (loss)
    Cash provided by operating activities:
    Depreciation and amortization ..............        536         4,224               7,106                             11,866
    Deferred income taxes ......................       (337)         (272)              2,047                              1,438
    Excess provision for curtailment of
      manufacturing operations .................         --        (1,481)                 --                             (1,481)
    Gain from sale of assets ...................         --            --             (13,763)                           (13,763)
    Change in redemption of
      redeemable securities ....................         13          (130)              1,124                              1,007
    Gain on property damage claim ..............         --          (946)               (107)                            (1,053)
    Other ......................................      1,360           350                (983)                               727
Changes in operating assets and liabilities
    net of effect of business acquired:
Accounts receivable ............................        (77)      (13,499)              5,295                             (8,281)
Inventory ......................................        945         1,471              (1,832)                               584
Prepaid expenses and other .....................     (3,884)          258               1,344                             (2,282)
Other assets ...................................     (1,316)          917              (1,146)                            (1,545)
Intercompany ...................................    (21,658)       18,526              (7,835)             10,967             --
Accounts payable ...............................        173           687              (4,628)                            (3,768)
Accrued expenses and other .....................        927        (4,280)              1,942                             (1,411)
                                                   --------      --------            --------            --------       --------
Net cash (used in) provided by
    operating activities .......................    (13,265)        5,826                (470)                 --         (7,909)
                                                   --------      --------            --------            --------       --------
Investing activities:
Proceeds from property damage claim ............         --         3,999                  --                              3,999
Capital expenditures ...........................       (119)      (11,276)            (11,209)                           (22,604)
Proceeds from sale of investment in utility ....         --            --              18,750                             18,750
Other investments ..............................     (3,000)           --                  --                             (3,000)
Other investing ................................       (157)           --              (1,046)                            (1,203)
                                                   --------      --------            --------            --------       --------
Net cash used in investing activities ..........     (3,276)       (7,277)              6,495                  --         (4,058)
                                                   --------      --------            --------            --------       --------
Financing activities:
Cash overdraft .................................       (119)        1,089                (288)                               682
Net (decrease) increase in short term debt .....         72            --               4,117                              4,189
Proceeds from long term debt ...................     16,300         1,595                 391                             18,286
Payments of long term debt .....................        (94)       (1,300)            (10,477)                           (11,871)
Proceeds from principal shareholder ............         --            --                  62                                 62
                                                   --------      --------            --------            --------       --------
Net cash provided by (used in)
    financing activities .......................     16,159         1,384              (6,195)                 --         11,348
                                                   --------      --------            --------            --------       --------
Net increase (decrease) in cash
    and cash equivalents .......................       (382)          (67)               (170)                 --           (619)
Cash and cash equivalents at
    beginning of year ..........................        393           166               2,463                              3,022
                                                   --------      --------            --------            --------       --------
Cash and cash equivalents at end of year .......   $     11      $     99            $  2,293            $     --       $  2,403
                                                   ========      ========            ========            ========       ========

                         Philipp Brothers Chemicals Inc.
                           Consolidating Balance Sheet
                               As of June 30, 1999
                                 (In thousands)

                                                             U.S. Guarantor   Foreign Subsidiaries    Consolidation  Consolidated
                                                   Parent     Subsidiaries       Non-Guarantors        Adjustments      Balance
                                                  --------   --------------   --------------------    -------------  ------------
                    Assets
Current Assets:
Cash and cash equivalents ......................   $    393      $    166            $  2,463                           $  3,022
Trade receivables ..............................      6,091        31,838              32,248                             70,177

Other receivables ..............................        993         5,684               3,919                             10,596
Inventory ......................................      4,212        26,543              20,675                             51,430
Prepaid expenses and other .....................      1,963         1,580               2,590                              6,133
                                                   --------      --------            --------           ---------       --------
       Total current assets ....................     13,652        65,811              61,895                  --        141,358
                                                   --------      --------            --------           ---------       --------
Property, plant & equipment, net ...............        964        17,377              45,953                             64,294

Intangibles ....................................        268         2,668               4,023                              6,959
Investment in subsidiaries .....................     66,881         1,386              (5,838)            (62,429)            --
Intercompany ...................................     52,393       (13,790)                364             (38,967)            --
Other assets ...................................     11,604         8,833               5,731                             26,168
                                                   --------      --------            --------           ---------       --------
       Total assets ............................   $145,762      $ 82,285            $112,128           $(101,396)      $238,779
                                                   ========      ========            ========           =========       ========

      Liabilities and Stockholders Equity
Current Liabilites:
Cash overdraft .................................   $    277      $    213            $    948                           $  1,438
Loan payable to banks ..........................         --            --               3,734                              3,734
Current portion of long term debt ..............         94         1,345                  11                              1,450
Accounts payable ...............................      1,967        14,312              20,131                             36,410
Accrued expenses and other .....................      2,692        17,385               5,663                             25,740
                                                   --------      --------            --------           ---------       --------
Total current liabilites .......................      5,030        33,255              30,487                  --         68,772
                                                   --------      --------            --------           ---------       --------
Long term debt .................................    113,541           620              58,894             (38,967)       134,088
Other liabilities ..............................      1,876         5,981               3,657                             11,514

Redeemable securities
Common stock ...................................      2,376            --                  --                              2,376
Common stock of subsidiary .....................         --           581                  --                                581
                                                   --------      --------            --------           ---------       --------
                                                      2,376           581                  --                  --          2,957

             Stockholders' equity
Series "A" preferred stock .....................        521            --                   1                  (1)           521
Common stock ...................................          2            32                   2                 (34)             2
Paid in capital ................................        816        34,040                 (39)            (34,001)           816
Retained earnings ..............................     22,755         7,745              20,648             (28,393)        22,755
Accumulated other comprehensive
    (loss) income--cumulative currency
    translation adjustment .....................     (1,155)           31              (1,522)                            (2,646)
                                                   --------      --------            --------           ---------       --------
       Total Stockholders' equity ..............     22,939        41,848              19,090             (62,429)        21,448
                                                   --------      --------            --------           ---------       --------
       Total liabilities and equity ............   $145,762      $ 82,285            $112,128           $(101,396)      $238,779
                                                   ========      ========            ========           =========       ========

                         Philipp Brothers Chemicals Inc.
                         Consolidating Income Statement
                        For the Year Ended June 30, 1999
                                 (In thousands)

                                                             U.S. Guarantor   Foreign Subsidiaries    Consolidation  Consolidated
                                                   Parent     Subsidiaries       Non-Guarantors        Adjustments      Balance
                                                  --------   --------------   --------------------    -------------  ------------
Net sales ......................................   $ 35,339      $166,766            $129,243           $ (34,054)      $297,294

Cost of goods sold .............................     28,545       126,834             101,922             (34,054)       223,247
                                                   --------      --------            --------           ---------       --------

       Gross profit ............................      6,794        39,932              27,321                  --         74,047

Selling, general, and
    administrative expenses ....................     11,575        33,343              19,274                             64,192

Curtailment of operations at
    manufacturing facility .....................         --          (500)                 --                               (500)
                                                   --------      --------            --------           ---------       --------
Operating (loss) income ........................     (4,781)        7,089               8,047                  --         10,355

Interest expense ...............................      6,907           289               5,946                             13,142
Interest income ................................       (357)           --                (271)                              (628)
Gain from property damage claim ................         --        (3,701)                 --                             (3,701)
Other expense ..................................         --          (371)              2,200                              1,829

Intercompany allocation ........................     (9,668)        9,528                 140                                 --

(Profit) loss relating to subsidiaries .........       (342)           --                  --                 342             --
                                                   --------      --------            --------           ---------       --------

(Loss) income before income taxes ..............     (1,321)        1,344                  32                (342)          (287)


(Benefit) provision for income taxes ...........       (855)        1,285                (251)                 --            179
                                                   --------      --------            --------           ---------       --------
Net (loss) income ..............................   $   (466)     $     59            $    283           $    (342)      $   (466)
                                                   ========      ========            ========           =========       ========

                         Philipp Brothers Chemicals Inc.
                      Consolidating Statement of Cash Flows
                        For the Year Ended June 30, 1999
                                 (In thousands)

                                                             U.S. Guarantor   Foreign Subsidiaries    Consolidation  Consolidated
                                                   Parent     Subsidiaries       Non-Guarantors        Adjustments      Balance
                                                  --------    -------------    ------------------     ------------    -----------
Operating activities:
Net (loss) income ..............................   $   (466)     $     59            $    283            $   (342)      $   (466)
Adjustments to reconcile net (loss) income
    Cash provided by operating activities:
    Depreciation and amortization ..............        531         3,953               6,761                             11,245
    Deferred income taxes ......................     (2,771)        2,866                (868)                              (773)
    Provision for curtailment of operations
      at manufacturing facility ................         --          (500)                 --                               (500)
    Change in redemption amount of
      redeemable securities ....................       (187)         (673)                 --                               (860)
    Gain from property damage claim ............         --        (3,701)                 --                             (3,701)
    Other ......................................       (912)         (523)              3,079                              1,644
Changes in operating assets and liabilites
  net of effect of business acquired:
Accounts receivable ............................       (405)       (3,275)             (2,242)                            (5,922)
Inventory ......................................       (616)       (7,181)              4,247                             (3,550)
Prepaid expenses and other .....................      1,783        (2,184)                436                                 35
Other assets ...................................     (1,018)       (4,113)             (2,312)                            (7,443)
Intercompany ...................................    (23,227)       14,998               7,887                 342             --
Accounts payable ...............................       (401)        2,513              (2,069)                                43
Accrued expenses and other .....................     (1,725)        8,165                 707                              7,147
                                                   --------      --------            --------            --------       --------
Net cash (used in) provided by
    operating activities .......................    (29,414)       10,404              15,909                  --         (3,101)
                                                   --------      --------            --------            --------       --------
Investing activities:
Capital expenditures ...........................       (219)       (6,431)             (5,612)                           (12,262)
Acquisition of businesses,
    net of cash acquired .......................         --        (2,505)            (19,000)                           (21,505)
                                                   --------      --------            --------            --------       --------
Net cash used in investing activities ..........       (219)       (8,936)            (24,612)                 --        (33,767)
                                                   --------      --------            --------            --------       --------
Financing activities:
Cash overdraft .................................       (636)         (789)                948                               (477)
Net (decrease) increase in
    short term debt ............................       (942)           --               3,169                              2,227
Proceeds from long term debt ...................     13,432            82               1,700                             15,214
Payments of long term debt .....................       (140)       (1,523)                (12)                            (1,675)
Receivable from principal shareholder ..........         --            --                 380                                380
                                                   --------      --------            --------            --------       --------
Net cash provided by (used in)
    financing activities .......................     11,714        (2,230)              6,185                  --         15,669
                                                   --------      --------            --------            --------       --------
Net (decrease) increase in cash and
    cash equivalents ...........................    (17,919)         (762)             (2,518)                 --        (21,199)
Cash and cash equivalents at
    beginning of year ..........................     18,312           928               4,981                             24,221
                                                   --------      --------            --------            --------       --------
Cash and cash equivalents at end of year .......   $    393      $    166            $  2,463            $     --       $  3,022
                                                   ========      ========            ========            ========       ========

                         Philipp Brothers Chemicals Inc.
                         Consolidating Income Statement
                        For the Year Ended June 30, 1998
                                 (In thousands)

                                                             U.S. Guarantor   Foreign Subsidiaries    Consolidation  Consolidated
                                                    Parent    Subsidiaries       Non-Guarantors        Adjustments      Balance
                                                   --------  --------------   --------------------    -------------  ------------
Net sales ......................................   $ 36,318      $164,410            $104,555            $(29,706)      $275,577

Cost of goods sold .............................     29,914       123,828              84,877             (29,706)       208,913
                                                   --------      --------            --------            --------       --------

       Gross profit ............................      6,404        40,582              19,678                  --         66,664

Selling, general, and administrative
    expenses ...................................      9,878        39,077              11,936                             60,891

Curtailment of operations at
    manufacturing facility .....................         --        10,000                  --                             10,000
                                                   --------      --------            --------            --------       --------

Operating (loss) income ........................     (3,474)       (8,495)              7,742                  --         (4,227)

Interest expense ...............................      3,798           287               2,780                              6,865

Interest income ................................       (253)          (97)                (33)                              (383)

Other expense ..................................         74            --                 971                              1,045

Intercompany allocation ........................     (5,903)        5,863                  40                                 --

(Profit) loss relating to subsidiaries .........      6,430            --                  --              (6,430)            --
                                                   --------      --------            --------            --------       --------

(Loss) income before income taxes
    and extraordinary item .....................     (7,620)      (14,548)              3,984               6,430        (11,754)

(Benefit) provision for income taxes ...........       (448)       (5,080)                839                  --         (4,689)
                                                   --------      --------            --------            --------       --------

Net (loss) income before
    extraordinary item .........................     (7,172)       (9,468)              3,145               6,430         (7,065)

Extraordinary loss (net of $1,011 of tax) ......     (1,855)           --                (107)                            (1,962)
                                                   --------      --------            --------            --------       --------

Net (loss) income ..............................   $ (9,027)     $ (9,468)           $  3,038            $  6,430       $ (9,027)
                                                   ========      ========            ========            ========       ========

                         Philipp Brothers Chemicals Inc.
                      Consolidating Statement of Cash Flows
                        For the Year Ended June 30, 1998
                                 (In thousands)

                                                             U.S. Guarantor   Foreign Subsidiaries    Consolidation  Consolidated
                                                   Parent     Subsidiaries       Non-Guarantors        Adjustments      Balance
                                                  --------    -------------    ------------------     ------------    -----------
Operating activities:
Net (loss) income ..............................   $ (9,027)     $ (9,468)           $  3,038            $  6,430       $ (9,027)
Adjustments to reconcile net (loss) income
    Cash provided by operating activities:
    Depreciation and amortization ..............        536         5,047               3,670                              9,253
    Deferred income taxes ......................     (1,146)       (4,138)                 55                             (5,229)
    Foregiveness of promissory notes ...........         --         2,591                  --                              2,591
    Provision for curtailment of operations
      at manufacturing facility ................         --        10,000                  --                             10,000
    Change in redemption amount of
      redeemable securities ....................     (1,250)           --                  --                             (1,250)
    Extraordinary loss on extinguishment
      of debt, net of tax ......................      1,855            --                 107                              1,962
    Other ......................................       (902)          729               1,564                              1,391
Changes in operating assets and liabilites
    net of effect of business acquired:
Accounts receivable ............................       (566)       (5,994)              1,073                             (5,487)
Inventory ......................................       (143)        1,842                 (94)                             1,605
Prepaid expenses and other .....................     (1,985)        1,569              (2,863)                            (3,279)
Other assets ...................................       (956)         (397)                  4                             (1,349)
Intercompany ...................................    (27,945)          742              33,633              (6,430)            --
Accounts payable ...............................     (1,276)          425                 (28)                              (879)
Accrued expenses and other .....................      1,117           942              (1,022)                             1,037
                                                   --------      --------            --------            --------       --------
Net cash (used in) provided by
    operating activities .......................    (41,688)        3,890              39,137                  --          1,339
                                                   --------      --------            --------            --------       --------
Investing activities:
Capital expenditures ...........................       (567)       (4,230)             (3,234)                            (8,031)
                                                   --------      --------            --------            --------       --------
Net cash used in investing activities ..........       (567)       (4,230)             (3,234)                 --         (8,031)
                                                   --------      --------            --------            --------       --------
Financing activities:
Cash overdraft .................................        913         1,002                  --                              1,915
Net (decrease) increase in
    short term debt ............................        149          (350)            (13,332)                           (13,533)
Proceeds from long term debt ...................    100,000           380                  --                            100,380
Payments of long term debt .....................    (31,517)       (1,570)            (19,835)                           (52,922)
Payments of deferred financing costs ...........     (3,724)           --                  --                             (3,724)
Extinguishment of debt .........................     (2,493)           --                (107)                            (2,600)
Proceeds from life insurance ...................      6,045            --                  --                              6,045
Distribution to principal shareholder for
    purchase of subsidiary .....................     (1,500)           --                  --                             (1,500)
Receivable from principal shareholder ..........         --            --                (429)                              (429)
Redemption of preferred stock ..................     (7,569)          757                  --                             (6,812)
                                                   --------      --------            --------            --------       --------
Net cash provided by (used in)
    financing activities .......................     60,304           219             (33,703)                 --         26,820
                                                   --------      --------            --------            --------       --------
Net increase (decrease) in cash
    and cash equivalents .......................     18,049          (121)              2,200                  --         20,128
Cash and cash equivalents at
    beginning of year ..........................        263         1,049               2,781                              4,093
                                                   --------      --------            --------            --------       --------
Cash and cash equivalents at end of year .......   $ 18,312      $    928            $  4,981            $     --       $ 24,221
                                                   ========      ========            ========            ========       ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PHILIPP BROTHERS CHEMICALS, INC.


                                       By:        /s/ Jack C. Bendheim
                                           -------------------------------------
                                                     Jack C. Bendheim
                                           President and Chief Executive Officer

                                       Date: September 26, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature and Title                               Date
              -------------------                               ----


             /s/ Jack C. Bendheim                       September 26, 2000
-----------------------------------------------
               Jack C. Bendheim
Director, President and Chief Executive Officer
         (Principal Executive Officer)


            /s/ Nathan Z. Bistricer                     September 26, 2000
-----------------------------------------------
              Nathan Z. Bistricer
  Vice President and Chief Financial Officer
       (Principal Financial Officer and
         Principal Accounting Officer)


             /s/ Marvin S. Sussman                      September 26, 2000
-----------------------------------------------
               Marvin S. Sussman
       Director, Chief Operating Officer
          and Executive Vice President


             /s/ James O. Herlands                      September 26, 2000
-----------------------------------------------
               James O. Herlands
     Director and Executive Vice President

Exhibit Index to Report on Form 10-K

Exhibit
No.        Description of Exhibit
-------    ----------------------

3.1      Restated Certificate of Incorporation of Philipp Brothers Chemicals,
         Inc.*
3.2      By-laws of Philipp Brothers Chemicals, Inc.*
3.3      Composite Certificate of Incorporation of Phibro-Tech, Inc.****
3.4      By-Laws of Phibro-Tech, Inc.*
3.5      Certificate of Incorporation of C.P. Chemicals, Inc.*
3.6      By-Laws of C.P. Chemicals, Inc.*
3.7      Certificate of Incorporation of Prince Agriproducts, Inc.*
3.8      By-Laws of Prince Agriproducts, Inc.*
3.9 Certificate of Incorporation of The Prince Manufacturing Company, an Illinois corporation*
3.10     By-Laws of The Prince Manufacturing Company, an Illinois corporation*
3.11 Certificate of Incorporation of The Prince Manufacturing Company, a Pennsylvania corporation*
3.12 By-Laws of The Prince Manufacturing Company, a Pennsylvania corporation*
3.13     Certificate of Formation of Mineral Resource Technologies, L.L.C.*
3.14 Amended and Restated Combined Limited Liability Company Agreement of Mineral Resource Technologies, L.L.C., and Stockholders Agreement of MRT Management Corp., dated as of June 30, 1999****
3.15     Certificate of Incorporation of MRT Management Corp.*
3.15.1   Amendment to Certificate of Incorporation of MRT Management Corp.****
3.15.2   Composite Certificate of Incorporation of MRT Management Corp.****
3.16     By-Laws of MRT Management Corp.*
3.17     Certificate of Incorporation of Koffolk, Inc.*
3.18     By-Laws of Koffolk, Inc.*
3.19     Certificate of Incorporation of Phibrochem, Inc.*
3.20     By-Laws of Phibrochem, Inc.*
3.21     Certificate of Incorporation of Phibro Chemicals, Inc.*
3.22     By-Laws of Phibro Chemicals, Inc.*
3.23     Certificate of Incorporation of Western Magnesium Corp.*
3.24     By-Laws of Western Magnesium Corp.*
4.1 Indenture, dated as of June 11, 1998, among the Company, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of the Company, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company*
         Certain instruments which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, as of June 30, 2000. For a description of such indebtedness, see Note 7 of Notes to

         Consolidated Financial Statements. The Company hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.
10.1 Registration Rights Agreement, dated June 11, 1998, among Philipp Brothers Chemicals, Inc., the Guarantors named therein and Schroder & Co. Inc.*
10.2 Revolving Credit, Acquisition Term Loan and Security Agreement, dated August 19, 1998, among Philipp Brothers Chemicals, Inc., as Borrower, the Guarantors named therein, PNC Bank, N.A. as Agent and Lender, and the other institutions from time to time party thereto as Lenders*
10.3 Manufacturing Agreement, dated May 15, 1994, by and between Merck & Co., Inc., Koffolk, Ltd., and Philipp Brothers Chemicals, Inc.+*
10.4     [Intentionally Omitted.]
10.5 Asset Purchase and Trademark Assignment Agreement, dated August 5, 1996, between Koffolk, Inc. and Merck & Co., Inc.; assigned by Merck & Co., Inc. to Merial Limited.*
10.6 Distributorship Agreement, dated August 5, 1996, by and between Merck & Co., Inc. and Koffolk, Inc.; assigned by Merck & Co., Inc. to Merial Limited.+*
10.7 License Agreement, dated May 30, 1996, by and between Michigan Technological University and Mineral Resource Technologies, L.L.C.+*
10.8 Lease, dated July 25, 1986, between Philipp Brothers Chemicals, Inc. and 400 Kelby Associates, as amended December 1, 1986 and December 30, 1994*
10.9 Lease, dated June 30, 1995, between First Dice Road Co. and Phibro-Tech, Inc., as amended May 1998*
10.10 Lease, dated December 24, 1981, between Koffolk (1949) Ltd. and Israel Land Administration*
10.11 Master Lease Agreement, dated February 27, 1998, between General Electric Capital Corp., Philipp Brothers Chemicals, Inc. and Phibro-Tech, Inc.*
10.12 Stockholders Agreement, dated December 29, 1987, by and between Philipp Brothers Chemicals, Inc., Charles H. Bendheim, Jack C. Bendheim and Marvin S. Sussman*
10.13 Employment Agreement, dated December 29, 1987, by and between Philipp Brothers Chemicals, Inc. and Marvin S. Sussman* ++
10.14 Stockholders Agreement, dated February 21, 1995, between I. David Paley, Nathan Z. Bistricer, James O. Herlands and Phibro-Tech, Inc., as amended as of June 11, 1998*
10.15 Severance Agreement, dated as of February 21, 1995, between I. David Paley and Phibro-Tech, Inc.* ++
10.16 Form of Severance Agreement, each dated as of February 21, 1995, between Philipp Brothers Chemicals, Inc. and each of Nathan Z. Bistricer and James O. Herlands* ++

10.17 Agreement of Limited Partnership of First Dice Road Company, dated June 1, 1985, by and among Western Magnesium Corp., Jack Bendheim, Marvin S. Sussman and James O. Herlands, as amended November 1985*
10.18 Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan Trust, dated as of January 1, 1994, by and between Philipp Brothers Chemicals, Inc. on its own behalf and on behalf of C.P. Chemicals, Inc., Phibro-Tech, Inc. and the Trustee thereunder; Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan, dated March 18, 1994 ("Retirement Income and Deferred Compensation Plan")* ++
10.18.1 First, Second and Third Amendments to Retirement Income and Deferred Compensation Plan.**** ++
10.19 Form of Executive Income Deferred Compensation Agreement, each dated March 11, 1990, by and between Philipp Brothers Chemicals, Inc. and each of Jack Bendheim, James Herlands and Marvin Sussman* ++
10.20 Form of Executive Income Split Dollar Agreement, each dated March 1, 1990, by and between Philipp Brothers Chemicals, Inc. and each of Jack Bendheim, James Herlands and Marvin Sussman* ++
10.21 Agreement for the Sale and Purchase of the Shares of ODDA Smelteverk A/S and of the Business and Certain Assets of BOC Carbide Industries, a division of BOC Ltd., dated June 26, 1998, between The BOC Group plc and Philipp Brothers Chemicals, Inc.*
10.22 Supply Agreement, dated as of September 28, 1998, between BOC Limited and Phillip Brothers Chemicals, Inc.*
10.23 Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental Protection, Division of Hazardous Waste Management, to C.P. Chemicals, Inc.*
10.24    Agreement for Transfer of Ownership, dated as of June 8, 2000, between
         C. P. Chemicals, Inc. ("CP") and the Township of Woodbridge ("Township"), and related Environmental Indemnification Agreement, between CP and Township, and Lease, between Township and CP****
10.25 Stockholders' Agreement, dated as of January 5,2000, among shareholders of Penick Holding Company ("PHC"), and Certificate of Incorporation of PHC and Certificate of Designation, Preferences and Rights of Series A Redeemable Cumulative Preferred Stock of PHC****
10.26 Licensing Agreement, dated January 28, 1980, between Gunness Wharf Limited and BOC Limited+*
10.27 Agreement, dated January 28, 1980, between BOC Limited and Gunness Wharf Limited+*
10.28    Subscription and Exchange Agreement, dated as of January 29, 1999 among
         I. David Paley, Nathan Z. Bistricer, James O. Herlands and Phibro Tech, Inc.**
10.29 General Release between Phibro-Tech, Inc. and I. David Paley dated as of September 1, 1999***
10.30 Separation Agreement between Phibro-Tech, Inc. and I. David Paley dated as of September 1, 1999*** ++

10.31 Stock Purchase Agreement between Phibro-Tech, Inc. and I. David Paley dated as of September 1, 1999***
10.32 Consulting Agreement between Phibro-Tech, Inc. and I. David Paley dated as of September 1, 1999***
21.1     List of Subsidiaries****
27.1     Financial Data Schedules****

----------
* Filed as an Exhibit to the Registrant's Registration Statement on Form S-4, No. 333-64641.
** Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1998.
*** Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
****  Filed herewith.
+ A request for confidential treatment has been granted for portions of suchdocument. Confidential portions have been omitted and filed separately with the SEC as required by Rule 406(b).
++    This Exhibit is a management compensatory plan or arrangement.