Form 10-Q
period 2000-09-30
PHILIPP BROTHERS CHEMICALS INC
filed 2000-11-14
CIK 1069899

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

                For the quarterly period ended September 30, 2000

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

                                 Yes |X| No |_|

Number of shares of each class of common stock outstanding as of October 31, 2000:

                 Class A Common Stock, $.10 par value 12,600.00
                 Class B Common Stock, $.10 par value 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION (UNAUDITED)

        Item 1.  Condensed Financial Statements ...........................    3
                 Condensed Consolidated Balance Sheets ....................    4
                 Condensed Consolidated Statements of Operations and
                 Comprehensive Income .....................................    5
                 Condensed Consolidated Statements of Changes in
                 Stockholders' Equity .....................................    6
                 Condensed Consolidated Statements of Cash Flows ..........    7
                 Notes to Condensed Consolidated Financial Statements .....    8
        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................   18
        Item 3.  Quantitative and Qualitative Disclosures About Market
                 Risk .....................................................   22

PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K .........................   22

SIGNATURES ................................................................   23

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-Q and are discussed in Item 2 of Part I of this Form 10-Q under the caption "Certain Factors Affecting Future Operating Results." Unless the context otherwise requires, references in this report to the "Company" refers to the Company and/or one or more of its subsidiaries, as applicable.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)

                                                                     September 30,     June 30,
                                                                         2000           2000
                                                                     -------------    ---------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................     $   5,864      $   2,403
   Trade receivables, less allowance for doubtful accounts of $805
      at September 30, 2000 and $756 at June 30, 2000 ............        67,870         79,376
   Other receivables .............................................         4,314          8,479
   Inventories ...................................................        53,644         50,405
   Prepaid expenses and other current assets .....................         9,675          9,098
                                                                       ---------      ---------
   TOTAL CURRENT ASSETS ..........................................       141,367        149,761
PROPERTY, PLANT AND EQUIPMENT, net ...............................        75,103         76,180
INTANGIBLES ......................................................         6,476          6,297
OTHER ASSETS .....................................................        27,538         26,213
                                                                       ---------      ---------
                                                                       $ 250,484      $ 258,451
                                                                       =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Cash overdraft ................................................     $   3,675      $   2,120
   Loans payable to banks ........................................         7,078          8,650
   Current portions of long-term debt ............................         1,296          2,296
   Accounts payable ..............................................        32,181         32,642
   Accrued expenses and other current liabilities ................        25,222         24,157
                                                                       ---------      ---------

      TOTAL CURRENT LIABILITIES ..................................        69,452         69,865

LONG-TERM DEBT ...................................................       137,731        139,722
OTHER LIABILITIES ................................................        12,579         13,282
                                                                       ---------      ---------
      TOTAL LIABILITIES ..........................................       219,762        222,869
                                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
   Common stock ..................................................         3,038          3,513
   Common stock of subsidiary ....................................           346            451
                                                                       ---------      ---------
      TOTAL REDEEMABLE SECURITIES ................................         3,384          3,964
                                                                       ---------      ---------
STOCKHOLDERS' EQUITY:
   Series A preferred stock ......................................           521            521
   Common stock ..................................................             2              2
   Paid-in capital ...............................................           878            878
   Retained earnings .............................................        29,689         32,808
   Accumulated other comprehensive (loss)--
      cumulative currency translation adjustment .................        (3,752)        (2,591)
                                                                       ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY .................................        27,338         31,618
                                                                       ---------      ---------
                                                                       $ 250,484      $ 258,451
                                                                       =========      =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME (Unaudited)
             For the Three Months Ended September 30, 2000 and 1999
                                 (In Thousands)

                                                            2000        1999
                                                          --------    --------

NET SALES .............................................   $ 70,895    $ 70,087

COST OF GOODS SOLD ....................................     51,833      50,228
                                                          --------    --------

   GROSS PROFIT .......................................     19,062      19,859

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..........     17,652      19,074
                                                          --------    --------

   OPERATING INCOME ...................................      1,410         785

OTHER:

   Interest expense ...................................      3,939       3,390

   Interest income ....................................       (217)        (92)

   Other expense, net .................................      1,328         901
                                                          --------    --------

   LOSS BEFORE INCOME TAXES ...........................     (3,640)     (3,414)

BENEFIT FOR INCOME TAXES ..............................       (521)     (1,429)
                                                          --------    --------

   NET LOSS ...........................................     (3,119)     (1,985)

OTHER COMPREHENSIVE (LOSS) INCOME
   Change in foreign currency translation adjustment ..     (1,161)      1,384
                                                          --------    --------

   COMPREHENSIVE LOSS .................................   $ (4,280)   $   (601)
                                                          ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (Unaudited)
                  For the Three Months Ended September 30, 2000
                                 (In Thousands)

                                 Preferred Stock    Common Stock                                  Accumulated
                                 ---------------  ---------------                                    Other
                                                  Class     Class    Paid-in       Retained      Comprehensive
                                     Series A      "A"       "B"     Capital       Earnings      Income (loss)        Total
                                 ---------------  -----     -----    -------       --------      -------------        -----
BALANCE, JULY 1, 2000                  $521        $1        $1        $878        $ 32,808         $(2,591)        $ 31,618

   Foreign currency translation
     adjustment                          --         -         -          --              --          (1,161)          (1,161)

   Net loss                              --         -         -          --          (3,119)             --           (3,119)
                                       ----        --        --        ----        --------         -------         --------

BALANCE, SEPTEMBER 30, 2000            $521         1         1        $878        $ 29,689         $(3,752)        $ 27,338
                                       ====        ==        ==        ====        ========         =======         ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
             For the Three Months Ended September 30, 2000 and 1999
                                 (In Thousands)

                                                                  2000          1999
                                                               --------      --------
OPERATING ACTIVITIES:
   Net loss ..............................................     $ (3,119)     $ (1,985)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation and amortization ......................        3,129         2,988
      Other ..............................................          (53)          695
      Changes in operating assets and liabilities:
         Accounts receivable .............................       12,018        11,508
         Inventories .....................................       (4,402)       (3,917)
         Prepaid expenses and other current assets .......        3,195         1,073
         Other assets ....................................       (1,958)         (261)
         Accounts payable ................................         (761)       (1,748)
         Accrued expenses and other current liabilities ..        2,369          (240)
                                                               --------      --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .......       10,418         8,113
                                                               --------      --------
INVESTING ACTIVITIES:
   Capital expenditures ..................................       (3,248)       (4,045)
   Proceeds from property damage claim ...................           --           872
   Other .................................................          (85)         (500)
                                                               --------      --------
         NET CASH USED IN INVESTING ACTIVITIES ...........       (3,333)       (3,673)
                                                               --------      --------
FINANCING ACTIVITIES:
   Cash overdraft ........................................        1,264          (619)
   Net decrease in short-term debt .......................       (1,040)         (822)
   Proceeds from long-term debt ..........................          732         1,019
   Payments of long-term debt ............................       (4,350)       (2,278)
                                                               --------      --------
         NET CASH USED IN FINANCING ACTIVITIES ...........       (3,394)       (2,700)
                                                               --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................         (230)           --
                                                               --------      --------

         NET INCREASE IN CASH AND CASH EQUIVALENTS .......        3,461         1,740

CASH AND CASH EQUIVALENTS at beginning of period .........        2,403         2,308
                                                               --------      --------

         CASH AND CASH EQUIVALENTS at end of period ......     $  5,864      $  4,048
                                                               ========      ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three months ended September 30, 2000 and 1999.

      The condensed consolidated balance sheet as of June 30, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Additionally, it should be noted that the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 2000.

      Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2000 presentation. Such reclassifications include a reclassification of customer rebates of $232 for the three months ended September 30, 1999, from selling, general and administrative expenses to net sales on the consolidated statements of operations and comprehensive income, as a result of the adoption of the Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives."

      The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on July 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulted from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments, primarily foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. During the quarter ended September 30, 2000, the Company's derivative instruments did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of July 1, 2000 was not material. The Company recorded a net gain of $395 in cost of good sold for commodity contracts and a net gain of $62 in other expense for forward currency contracts for changes in the derivatives fair value for the three month period ended September 30, 2000.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", which provides guidelines in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999, or as of April 1, 2001 in the Company's case. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect this statement to have a material impact on its financial statements.

      In October 2000, the Emerging Issues Task Force ("EITF") issued guidance on how to classify certain revenues and costs in a company's financial statements. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" requires that companies classify all amounts billed to customers related to shipping and handling cost as revenue. This statement will be effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999 and is not expected to have any effect on the financial statements.

      The results of operations for the three months ended September 30, 2000 and 1999 are not indicative of results for the full year.

2. Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

(FIFO) and average methods, however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at September 30, 2000 and June 30, 2000 are based on perpetual records and consist of the following:

                                                 September 30,          June 30,
                                                     2000                 2000
                                                 -------------          --------
Raw materials ......................               $23,192               $21,457
Work-in-process ....................                 2,579                 5,340
Finished goods .....................                27,873                23,608
                                                   -------               -------
                                                   $53,644               $50,405
                                                   =======               =======

3. Contingencies

      a. Litigation

      The Company's subsidiary, Phibro-Tech, Inc. has been named as a potentially responsible party ("PRP") in connection with an action commenced by the EPA, involving a third party fertilizer manufacturing site in South Carolina. While the outcome of ongoing negotiation is uncertain, the Company has accrued its best estimate of the amount for which this matter can be settled. Phibro-Tech, Inc. has also been named as a PRP involving a third party site in California. The Company is not, at this time, in a position to assess the extent of liability associated with this site.

      The Company and its subsidiary, C.P. Chemicals, Inc., are involved in litigation alleging that operations at the Sewaren, New Jersey site have affected the adjoining owner's property. The Company is not, at this time, in a position to assess the extent of any liability.

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

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,536 as of September 30, 2000, which is included in current and long-term liabilities.

4. Business Segments

      The Company operates in two business segments: AgChem and Industrial Chemicals. The AgChem segment manufactures and markets a variety of animal nutrition and health products, copper based fungicides and growth

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

regulators. The Industrial Chemicals segment manufactures and markets a number of specialty organic and inorganic intermediate chemicals for use in a broad variety of industrial chemical applications. The Company aggregates certain operating segments into its reportable segments. Management evaluates the performance of its operating segments and allocates resources based on operating income. Transfers between segments are priced at amounts that include a manufacturing profit except that transfers of $3,402 and $2,113 for the three months ended September 30, 2000 and 1999, respectively, from the Industrial Chemicals group to the AgChem group are recorded at the cost of product transferred. Other includes corporate expenses and elimination of intersegment revenues.

                                                     Industrial
                                          AgChem     Chemicals
                                           Group       Group       Other           Total
                                          ------     ----------   -------         -------
Three Months Ended September 30, 2000
Revenues - external customers .......     $39,090     $31,805     $    --         $70,895
         - intersegment .............       1,425       6,251      (7,676)              0
                                          -------     -------     -------         -------
Total revenues ......................     $40,515     $38,056     $(7,676)        $70,895
                                          =======     =======     =======         =======
Operating income (loss) .............     $ 1,425     $ 1,311     $(1,326)(1)     $ 1,410
                                          =======     =======     =======         =======

----------
1. Represents corporate expenses and intercompany profit eliminations.


                                                     Industrial
                                          AgChem     Chemicals
                                           Group       Group       Other           Total
                                          ------     ----------   -------         -------
Three Months Ended September 30, 1999
Revenues - external customers .......     $35,583     $34,504     $    --         $70,087
         - intersegment .............       1,672       5,007      (6,679)              0
                                          -------     -------     -------         -------
Total revenues ......................     $37,255     $39,511     $(6,679)        $70,087
                                          =======     =======     =======         =======
Operating income (loss) .............     $   783     $ 2,147     $(2,145)(2)     $   785
                                          =======     =======     =======         =======

----------
2. Represents corporate expenses and intercompany profit eliminations.

5. Acquisition

On September 28, 2000, Philipp Brothers Chemicals, Inc. signed an agreement to purchase assets of the Medicated Feed Additives (MFA) business of Pfizer, Inc. and various of its subsidiaries ("Pfizer"). The Company expects to close on this transaction during the second quarter of fiscal year 2001. The MFA business constitutes a group of products within Pfizer's Animal Health Group. The business produces and sells to the global livestock industry a broad range of Medicated Feed Additive Products (MFAs). Sales are made either directly to large integrated livestock producers or through a network of independent distributors. Total consideration for the transaction is expected to be $155 million. This is expected to consist of a $50 million cash payment and issuance of a $40 million note (payable over a three (3) year period based on ten (10) years amortization with interest fixed at 13%) at closing and contingent payments aggregating a maximum of $65 million over a maximum of five (5) years. The contingent payments are based on specified levels of sales of certain acquired products and on certain gross profit levels for the other acquired products. The final amount of the sellers' note may be reduced if closing inventory values are below agreed upon amounts. In addition to the sellers' note, the Company expects that financing for the acquisition will be provided by $45 million in gross proceeds from the proposed issuance by the Company of two new series of Redeemable Participating Preferred Shares ("Preferred Shares"). The Preferred Shares would be entitled to cumulative dividends at an annual rate of 15% payable in kind, with mandatory redemption rights exercisable by the Preferred Shareholders at any time after the redemption of the $100 million outstanding principal amount of the Company's 9-7/8% Senior Subordinated Notes. The

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

Company, at its option, would be entitled to redeem certain of the Preferred Shares starting on the first anniversary of the closing and all of the Preferred Shares starting on the third anniversary of the closing. At redemption, the Company would also be required to pay the holders a formula-based equity value amount, as defined in the Company's amended certificate of incorporation.

      The acquisition will be accounted for in accordance with the purchase method. The purchase price is expected to be allocated principally to inventory, property, plant, equipment and identifiable intangibles. Property, plant and equipment include two facilities, Rixensart, Belgium and Guarulhols, Brazil. The final allocation and useful lives of the assets will be based on an independent valuation to be completed subsequent to the purchase.

6. Condensed Consolidating Financial Statements

      In June 1998, the Company issued $100 million of its 9-7/8% Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following condensed consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Koffolk, Inc., Phibro-Tech, Inc., MRT Management Corp., Mineral Resource Technologies, L.L.C., Prince Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company (IL), Phibrochem, Inc., Phibro Chemicals, Inc. and Western Magnesium Corp. The Non-Guarantor Subsidiaries include the following:
Koffolk (1949) Ltd., Agtrol International, Ferro Metal and Chemical Corporation Limited, Odda Smelteverk, AS, Agtrol Mexico S.A. de C.V., and Agtrol Internacionale, S.A. The U.S. and foreign Guarantor and Non-Guarantor Subsidiaries are wholly-owned as to voting common stock by the Parent.

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

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                            As of September 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                 U.S. Guarantor Foreign Subsidiaries  Consolidation     Consolidated
                                                    Parent        Subsidiaries     Non-Guarantors      Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
                         Assets
Current Assets:
Cash and cash equivalents ...................     $       3         $    765         $   5,096                           $   5,864
Trade receivables ...........................         5,713           36,966            25,191                              67,870
Other receivables ...........................           467              807             3,040                               4,314
Inventory ...................................         3,174           30,059            20,411                              53,644
Prepaid expenses and other ..................         4,012            2,321             3,342                               9,675
                                                  ----------------------------------------------------------------------------------
         Total current assets ...............        13,369           70,918            57,080                --           141,367
                                                  ----------------------------------------------------------------------------------

Property, plant & equipment, net ............           646           26,735            47,722                              75,103
Intangibles .................................            86            2,197             4,193                               6,476
Investment in subsidiaries ..................        70,523            1,542            (6,138)          (65,927)               --
Intercompany ................................        68,310          (31,572)           (2,061)          (34,677)               --
Other assets ................................        15,901            9,555             2,082                              27,538
                                                  ----------------------------------------------------------------------------------
         Total assets .......................     $ 168,835         $ 79,375         $ 102,878         $(100,604)        $ 250,484
                                                  ==================================================================================

      Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft ..............................     $     272         $  3,112         $     291                           $   3,675
Loan payable to banks .......................            --               --             7,078                               7,078
Current portion of long term debt ...........            31            1,178                87                               1,296
Accounts payable ............................         1,690           15,402            15,089                              32,181
Other loans payable .........................            --               --                --                                  --
Accrued expenses and other ..................         7,781           11,907             5,534                              25,222
                                                  ----------------------------------------------------------------------------------
         Total current liabilities ..........         9,774           31,599            28,079                --            69,452
                                                  ----------------------------------------------------------------------------------
Long term debt ..............................       126,608            2,142            43,658           (34,677)          137,731
Other liabilities ...........................         2,076            4,431             6,072                              12,579

Redeemable Securities:
Common stock ................................         2,431               --               607                               3,038
Common stock of subsidiary ..................            --              346                --                                 346
                                                  ----------------------------------------------------------------------------------
                                                      2,431              346               607                --             3,384
                                                  ----------------------------------------------------------------------------------
             Stockholders' Equity
Series "A" preferred stock ..................           521               --                --                                 521
Common stock ................................             2               32                --               (32)                2
Paid in capital .............................           878           34,040                --           (34,040)              878
Retained earnings ...........................        26,689            6,755            28,100           (31,855)           29,689
Accumulated other comprehensive
   income (loss) - cumulative currency
   translation adjustment ...................          (144)              30            (3,638)                             (3,752)
                                                  ----------------------------------------------------------------------------------
         Total stockholders' equity .........        27,946           40,857            24,462           (65,927)           27,338
                                                  ----------------------------------------------------------------------------------
         Total liabilities and equity .......     $ 168,835         $ 79,375         $ 102,878         $(100,604)        $ 250,484
                                                  ==================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                 U.S. Guarantor Foreign Subsidiaries   Consolidation    Consolidated
                                                  Parent          Subsidiaries    Non-Guarantors        Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales ...............................         $ 8,511           $ 41,381         $ 28,097          $   (7,094)       $ 70,895

Cost of goods sold ......................           6,791             29,917           22,219              (7,094)         51,833
                                                  ----------------------------------------------------------------------------------

         Gross profit ...................           1,720             11,464            5,878                  --          19,062

Selling, general, and administrative
   expenses .............................           3,462             10,035            4,155                              17,652
                                                  ----------------------------------------------------------------------------------

Operating (loss) income .................          (1,742)             1,429            1,723                  --           1,410

Interest expense ........................           2,470                 66            1,403                               3,939

Interest income .........................             (36)                --             (181)                               (217)

Other expense ...........................              89                 --            1,239                               1,328

Intercompany allocation .................          (3,324)             3,067              257                                  --

(Profit) loss relating to subsidiaries ..           1,505                 --               --              (1,505)             --
                                                  ----------------------------------------------------------------------------------

(Loss) income before income taxes .......          (2,446)            (1,704)            (995)              1,505          (3,640)

Provision (benefit) for income taxes ....             673               (712)            (482)                               (521)
                                                  ----------------------------------------------------------------------------------

Net (loss) income .......................         $(3,119)          $   (992)        $   (513)         $    1,505        $ (3,119)
                                                  ==================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                   U.S. Guarantor Foreign Subsidiaries Consolidation   Consolidated
                                                       Parent       Subsidiaries      Non-Guarantors     Adjustment       Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income .................................   $(3,119)        $  (992)           $  (513)        $  1,505        $ (3,119)
Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
   Depreciation and amortization ..................       116           1,213              1,800                            3,129
   Other ..........................................       186             (60)              (179)                             (53)

Changes in operating assets and liabilities:
Accounts receivable ...............................       459           8,367              3,192                           12,018
Inventory .........................................        93          (4,987)               492                           (4,402)
Prepaid expenses and other ........................     3,441            (135)              (111)                           3,195
Other assets ......................................      (788)         (1,216)                46                           (1,958)
Intercompany ......................................        84            (900)             2,321           (1,505)             --
Accounts payable ..................................      (450)            403               (714)                            (761)
Accrued expenses and other ........................     3,991             (25)            (1,597)                           2,369
                                                      ------------------------------------------------------------------------------

Net cash provided by operating activities .........     4,013           1,668              4,737               --          10,418
                                                      ------------------------------------------------------------------------------

Investing activities:
Capital expenditures ..............................       (23)         (2,617)              (608)                          (3,248)
Other .............................................        --              --                (85)                             (85)
                                                      ------------------------------------------------------------------------------

Net cash used in investing activities .............       (23)         (2,617)              (693)              --          (3,333)
                                                      ------------------------------------------------------------------------------

Financing activities:
Cash overdraft ....................................       114           1,810               (660)                           1,264
Net (decrease) increase in short term debt ........      (104)             --               (936)                          (1,040)
Proceeds from long term debt ......................        --              --                732                              732
Payments of long term debt ........................    (4,008)           (195)              (147)                          (4,350)
                                                      ------------------------------------------------------------------------------

Net cash (used in) provided by
   financing activities ...........................    (3,998)          1,615             (1,011)              --          (3,394)
                                                      ------------------------------------------------------------------------------

Effect of exchange rate changes on cash ...........        --              --               (230)                            (230)
                                                      ------------------------------------------------------------------------------

Net (decrease) increase in cash and
   cash equivalents ...............................        (8)            666              2,803               --           3,461

Cash and cash equivalents
   at beginning of year ...........................        11              99              2,293                            2,403
                                                      ------------------------------------------------------------------------------

Cash and cash equivalents
   at end of year .................................   $     3         $   765            $ 5,096         $     --        $  5,864
                                                      ==============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                    Parent       Subsidiaries      Non-Guarantors      Adjustment         Balance
------------------------------------------------------------------------------------------------------------------------------------
                   Assets
Current Assets:
Cash and cash equivalents ................        $      11         $     99         $   2,293                           $   2,403
Trade receivables ........................            6,172           45,378            27,826                              79,376
Other receivables ........................            4,855              550             3,074                               8,479
Inventory ................................            3,267           25,072            22,066                              50,405
Prepaid expenses and other ...............            3,065            2,443             3,590                               9,098
                                                  ----------------------------------------------------------------------------------
         Total current assets ............           17,370           73,542            58,849                --           149,761
                                                  ----------------------------------------------------------------------------------

Property, plant & equipment, net .........              702           25,032            50,446                              76,180
Intangibles ..............................               87            2,292             3,918                               6,297
Investment in subsidiaries ...............           78,028            1,533            (6,129)          (73,432)               --
Intercompany .............................           63,874          (32,463)            3,197           (34,608)               --
Other assets .............................           15,236            8,542             2,435                              26,213
                                                  ----------------------------------------------------------------------------------
         Total assets ....................        $ 175,297         $ 78,478         $ 112,716         $(108,040)        $ 258,451
                                                  ==================================================================================

      Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft ...........................        $     158         $  1,302         $     660                           $   2,120
Loan payable to banks ....................               --               --             8,650                               8,650
Current portion of long term debt ........               31              893             1,372                               2,296
Accounts payable .........................            2,140           14,999            15,503                              32,642
Accrued expenses and other ...............            3,892           13,118             7,147                              24,157
                                                  ----------------------------------------------------------------------------------
         Total current liabilities .......            6,221           30,312            33,332                --            69,865
                                                  ----------------------------------------------------------------------------------
Long term debt ...........................          130,600            1,435            42,295           (34,608)          139,722
Other liabilities ........................            2,022            4,431             6,829                              13,282

Redeemable Securities:
Common stock .............................            2,389               --             1,124                               3,513
Common stock of subsidiary ...............               --              451                --                                 451
                                                  ----------------------------------------------------------------------------------
                                                      2,389              451             1,124                --             3,964
                                                  ----------------------------------------------------------------------------------
             Stockholders' Equity
Series "A" preferred stock ...............              521               --                --                                 521
Common stock .............................                2               32                --               (32)                2
Paid in capital ..........................              878           34,040                --           (34,040)              878
Retained earnings ........................           32,808            7,747            31,613           (39,360)           32,808
Accumulated other comprehensive
   income (loss) - cumulative currency
   translation adjustment ................             (144)              30            (2,477)                             (2,591)
                                                  ----------------------------------------------------------------------------------
         Total stockholders' equity ......           34,065           41,849            29,136           (73,432)           31,618
                                                  ----------------------------------------------------------------------------------
         Total liabilities and equity ....        $ 175,297         $ 78,478         $ 112,716         $(108,040)        $ 258,451
                                                  ==================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                              U.S. Guarantor Foreign Subsidiaries  Consolidation      Consolidated
                                                  Parent       Subsidiaries     Non-Guarantors      Adjustment          Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales ...............................        $ 8,709         $ 37,529          $ 33,001           $(9,152)          $ 70,087

Cost of goods sold ......................          7,056           28,000            24,324            (9,152)            50,228
                                                 -----------------------------------------------------------------------------------

         Gross profit ...................          1,653            9,529             8,677                --             19,859

Selling, general, and
   administrative expenses ..............          3,176            9,618             6,280                               19,074
                                                 -----------------------------------------------------------------------------------

Operating (loss) income .................         (1,523)             (89)            2,397                --                785

Interest expense ........................          1,932               43             1,415                                3,390

Interest income .........................             (7)              --               (85)                                 (92)

Other expense ...........................             87               --               814                                  901

Intercompany allocation .................         (2,588)           2,588                --                                   --

(Profit) loss relating to subsidiaries ..          1,427               --                --            (1,427)                --
                                                 -----------------------------------------------------------------------------------

(Loss) income before income taxes .......         (2,374)          (2,720)              253             1,427             (3,414)

Benefit for income taxes ................           (389)            (983)              (57)               --             (1,429)
                                                 -----------------------------------------------------------------------------------

Net (loss) income .......................        $(1,985)        $ (1,737)         $    310           $ 1,427           $ (1,985)
                                                 ===================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                     U.S. Guarantor Foreign Subsidiaries  Consolidation Consolidated
                                                         Parent       Subsidiaries     Non-Guarantors      Adjustment      Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income ..............................        $(1,985)        $(1,737)          $   310           $  1,427     $ (1,985)
Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
   Depreciation and amortization ...............            129           1,110             1,749                           2,988
   Other .......................................          1,253               4              (562)                            695

Changes in operating assets and liabilities:
Accounts receivable ............................            473           8,861             2,174                          11,508
Inventory ......................................           (981)         (1,787)           (1,149)                         (3,917)
Prepaid expenses and other .....................         (1,385)          1,240             1,218                           1,073
Other assets ...................................             40            (109)             (192)                           (261)
Intercompany ...................................          2,780          (1,633)              280             (1,427)          --
Accounts payable ...............................           (222)         (1,754)              228                          (1,748)
Accrued expenses and other .....................          2,414          (3,931)            1,277                            (240)
                                                        ----------------------------------------------------------------------------

Net cash provided by operating activities ......          2,516             264             5,333                 --        8,113
                                                        ----------------------------------------------------------------------------

Investing activities:
Capital expenditures ...........................            (44)         (1,232)           (2,769)                         (4,045)
Proceeds from property damage claim ............             --             872                --                             872
Other investing ................................           (500)             --                --                            (500)
                                                        ----------------------------------------------------------------------------

Net cash used in investing activities ..........           (544)           (360)           (2,769)                --       (3,673)
                                                        ----------------------------------------------------------------------------

Financing activities:
Cash overdraft .................................            (96)            365              (888)                           (619)
Net (decrease) increase in short term debt .....            (32)             --              (790)                           (822)
Proceeds from long term debt ...................              7              39               973                           1,019
Payments of long term debt .....................         (2,238)            (39)               (1)                         (2,278)
                                                        ----------------------------------------------------------------------------

Net cash (used in) provided by
   financing activities ........................         (2,359)            365              (706)                --       (2,700)
                                                        ----------------------------------------------------------------------------

Net (decrease) increase in cash and
   cash equivalents ............................           (387)            269             1,858                           1,740

Cash and cash equivalents
   at beginning of year ........................            393             166             1,749                           2,308
                                                        ----------------------------------------------------------------------------

Cash and cash equivalents
   at end of year ..............................        $     6         $   435           $ 3,607           $     --     $  4,048
                                                        ============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-Q and are discussed under the caption of this Item 2 entitled "Certain Factors Affecting Future Operating Results".

General

      Philipp Brothers Chemicals, Inc. (together with its subsidiaries, the "Company"), is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets, including animal nutrition and health, agriculture, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries. Unless the context otherwise requires, references herein to the Company are intended to refer to Philipp Brothers Chemicals, Inc. and/or one or more of its subsidiaries, as applicable.

      The Company operates in two industry segments: AgChem and Industrial Chemicals.

Results of Operations

                                                              Sales
                                                            ($000's)
                                                Three Months Ended September 30,
Operating Segments                                  2000              1999
                                                  --------          --------
      AgChem ...............................      $ 40,515          $ 37,255
      Industrial Chemicals .................        38,056            39,511
      Elimination of intersegment sales ....        (7,676)           (6,679)
                                                  --------          --------
                                                  $ 70,895          $ 70,087
                                                  ========          ========

                                                        Operating Income
                                                            ($000's)
                                                Three Months Ended September 30,
Operating Segments                                  2000              1999
                                                   -------          -------
      AgChem .................................     $ 1,425          $   783
      Industrial Chemicals ...................       1,311            2,147
      Corporate expenses and eliminations ....      (1,326)          (2,145)
                                                   -------          -------
                                                   $ 1,410          $   785
                                                   =======          =======

Comparison of Three Months Ended September 30, 2000 and 1999

      Net Sales. Net sales increased by $.8 million, or 1.2% to $70.9 million in the three months ended September 30, 2000, as compared to the same period of the prior year. Industrial Chemicals sales were lower by $1.5 million primarily due to lower volume sales of dicyandiamide and calcium carbide ($3.8 million) primarily as a result of lower production levels due to manufacturing disruptions at the Company's Norwegian facility which were mostly offset by higher volume sales of coal fly ash ($.7 million) and higher sales of the Company's products to the electronic industry ($.7 million) and higher recycling fees ($.6 million) due to increased demand. AgChem sales were higher by $3.3 million primarily as a result of higher volume sales of the Company's animal feed pre-mixes ($1.0 million), coccidiostats ($1.0 million) and crop protection chemicals ($1.0 million).

      Gross Profit. Gross profit decreased by $.8 million or 4% to $19 million as compared to the same period of the prior year. This decrease was primarily attributable to lower profits in the Industrial Chemicals segment due to lower sales and higher costs for dicyandiamide and calcium carbide ($2.5 million) which were somewhat offset by higher sales of coal fly ash ($.7 million) and higher recycling fees ($.6 million). Gross profit of the Company's AgChem segment was higher ($.8 million) primarily due to higher sales of animal feed premixes and coccidiostats. Gross profit as a percentage of net sales also decreased to 26.9% in the quarter ended September 30, 2000 as compared to 28.3% in the same period of the prior year principally due to lower profits on dicyandiamide and calcium carbide sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.4 million or 7.5% to $17.7 million for the three months ended September 30, 2000, as compared to the same period of the prior year. This decrease, primarily in the Industrial Chemicals segment, is a result of reduced manpower and lower distribution expenses at the Company's Norwegian subsidiary.

      Operating Income. Operating income increased by $.6 million or 79.6% to $1.4 million in the three months ended September 30, 2000, as compared to the same period of the prior year. Operating income of the AgChem segment increased by $.6 million primarily due to increased profitability of animal health and nutrition products. Operating income of the Industrial Chemicals segment was lower by $.8 million primarily due to lower profitability of dicyandiamide and calcium carbide sales. In addition, non-segment expenses and eliminations were lower, by $.8 million, than the comparable period of the prior year.

      Interest Expense. Interest expense increased by $.6 million or 16.2% to $3.9 million in the three months ended September 30, 2000, as compared to the same period of the prior year, primarily due to increased average borrowings and higher interest rates under the Company's credit facility with PNC Bank.

      Other Expense, Net. Other expenses, net, principally reflects foreign currency transactions gains and losses of the Company's foreign subsidiaries due to the strengthening of the U.S. dollar.

      Income Taxes. The Company provides a benefit on interim period losses to the extent income is projected for the full fiscal year. The effective tax rate for the quarter is less than the statuatory rates due to lower tax rates for the Company's foreign subsidiaries.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Net cash provided by operations for the three months ended September 30, 2000 was $10.4 million, an increase of $2.3 million from the same period of the prior year. This increase was primarily due to receipt by the Company, during the quarter ending September 30, 2000, of $4.1 million as a final settlement from its insurance carrier for business interruption and other reimbursable losses and expenses in connection with a fire, in April 1999, at the Company's Bowmanstown, Pennsylvania facility, which was somewhat offset by higher net losses and higher depreciation and amortization charges. Reimbursements from the insurance carrier in the quarter ended September 30, 1999 were primarily for property and equipment and were reported in investing activities.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended September 30, 2000 was $3.3 million, a decrease of $.3 million. Increased capital expenditures by Mineral Resource Technologies, L.L.C. associated with its coal fly ash products was more than offset by lower expenditures by ODDA, the Company's Norwegian subsidiary. In September 30, 1999 quarter, the Company made a $.5 million minority interest investment.

      Net Cash Used in Financing Activities. Net cash used in financing activities for the three months ended September 30, 2000 was $3.4 million, an increase of $.7 million from the same period of the prior year, primarily due to higher repayments under the Company's various revolving credit facilities.

      Liquidity. As of September 30, 2000, the Company had $71.9 million of working capital compared to $79.9 million as of June 30, 2000 due principally to lower receivable balances due to the seasonal nature of the business. Cash on hand as of September 30, 2000 amounted to $5.9 million, as compared to $2.4 million at June 30, 2000.

      On September 28, 2000, Philipp Brothers Chemicals, Inc. signed an agreement to purchase assets of the Medicated Feed Additives (MFA) business of Pfizer, Inc. and various of its subsidiaries ("Pfizer"). The Company expects to close on this transaction during the second quarter of fiscal year 2001. The MFA business constitutes a group of products within Pfizer's Animal Health Group. The business produces and sells to the global livestock industry a broad range of Medicated Feed Additive Products (MFAs). Sales are made either directly to large integrated livestock producers or through a network of independent distributors. Total consideration for the transaction is expected to be $155 million. This is expected to consist of a $50 million cash payment and issuance of a $40 million note (payable over a three (3) year period based on ten (10) years amortization with interest fixed at 13%) at closing and contingent payments aggregating a maximum of $65 million over a maximum of five (5) years. The contingent payments are based on specified levels of sales of certain acquired products and on certain gross profit levels for the other acquired products. The final amount of the sellers' note may be reduced if closing inventory values are below agreed upon amounts. In addition to the sellers' note, the Company expects that financing for the acquisition will be provided by $45 million in gross proceeds from the proposed issuance by the Company of two new series of Redeemable Participating Preferred Shares ("Preferred Shares"). The Preferred Shares would be entitled to cumulative dividends at an annual rate of 15% payable in kind, with mandatory redemption rights exercisable by the Preferred Shareholders at any time after the redemption of the $100 million outstanding principal amount of the Company's 9-7/8% Senior Subordinated Notes. The Company, at its option, would be entitled to redeem certain of the Preferred Shares starting on the first anniversary of the closing and all of the Preferred Shares starting on the third anniversary of the closing. At redemption, the Company would also be required to pay the holders a formula-based equity value amount, as defined in the Company's amended certificate of incorporation.

      In addition, the Company is engaged in negotiations for the increase and amendment of its existing $35 million revolving credit facility with PNC Bank in order to increase the facility to $75 million and to provide for an additional $15 million facility for capital expenditure spending. It is anticipated that the interest rate, under terms of this proposed amended credit agreement, will be the Euro Rate, as defined, plus 21/4%-3% per annum, depending on the Company's operating performance and whether drawdowns are under the revolving credit facility or the capital expenditure facility. The proposed facilities would have a maturity date on the third anniversary of the closing of the acquisition and would require the grant of security interests in substantially all the Company's domestic assets as well as certain of the capital stock of certain of the Company's foreign subsidiaries. The Company expects that the proposed issuance of Redeemable Participating Preferred Shares and the proposed increased credit facilities with PNC would provide sufficient funds to consummate the MFA acquisition.

      At September 30, 2000, the Company had $25.7 million outstanding borrowings under its existing credit agreement with PNC Bank. In addition to amounts outstanding, the Company had $8.9 million available under the borrowing base formula under this agreement.

      Commencing with the fourth quarter of fiscal 2000, due to competitive market conditions, the Company extended payment terms on selected AgChem sales representing $6.7 million of revenues. These terms defer cash inflows into the third and fourth quarters of fiscal 2001.

      The Company anticipates spending approximately $16 million for capital expenditures in the 2001 fiscal year for its existing business (before giving effect to the MFA acquisition), principally for improvements and expansion for its ODDA (Norway) and Mineral Resource Technologies, L.L.C. (coal fly ash) operations. Depending on actual future operating results, the Company may, if necessary, postpone certain expenditures that are considered discretionary.

      Assuming the Company consummates the MFA acquisition and the proposed preferred share issuance and proposed increase in its bank credit facilities described above, the Company believes that cash flows from operations and these and other borrowing arrangements should provide sufficient working capital to operate the Company's business, to make budgeted capital expenditures and to service interest and current principal coming due on outstanding debt for the next twelve months.

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

Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt is considered to be representative of their fair value because of their short maturities. As of September 30, 2000, the fair value of the Company's senior subordinated debt was estimated based on quoted market rates to be $73.8 million and the related carrying amount is $100 million. A 100 basis point increase in interest rates could result in an approximately $6.0 million reduction in the fair value of total debt.

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

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At September 30, 2000, the fair market value was equal to their carrying amount due to the Company's adoption of SFAS 133 at July 1, 2000 which requires that all derivatives be recorded on the balance sheet at fair value.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At September 30, 2000, the contract values of these letters of credit and surety bonds were $.4 million and their fair values did not differ materially from their carrying amount.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. At September 30, 2000, the fair market value was equal to their carrying due to the Company's adoption of SFAS 133 at July 1, 2000 which requires that all derivatives be recorded on the balance sheet at fair value.

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

Certain Factors Affecting Future Operating Results

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following: the Company's substantial leverage and potential inability to service its debt; the Company's dependence on distributions from its subsidiaries; risks associated with the

Company's international operations; the Company's ability to absorb and integrate into its existing operations the MFA acquisition referred to above; the Company's dependence on its Israeli operations; competition in each of the Company's markets; potential environmental liability; extensive regulation by numerous government authorities in the United States and other countries; significant cyclical price fluctuation for the principal raw materials used by the Company in the manufacture of its products; the Company's reliance on the continued operation and sufficiency of its manufacturing facilities; the Company's dependence upon unpatented trade secrets; the risks of legal proceedings and general litigation expenses; potential operating hazards and uninsured risks; the risk of work stoppages; the Company's dependence on key personnel; the uncertain impact of the Company's acquisition plans; and the seasonality of the Company's business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Part I -- Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosure About Market Risk."

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit No.  Description
      -----------  -----------

      10.33 Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset Selling Corporations (named therein) and Philipp Brothers Chemicals, Inc., and various Exhibits and certain Schedules thereto [A request for confidential treatment has been made with respect to portions of this document. Confidential portions have been omitted and filed separately with the SEC.]

      10.34 Stock Purchase Agreement, dated as of October 4, 2000, between Nathan Bistricer and Phibro-Tech, Inc. and Separation Agreement, dated October 4, 2000, among Philipp Brothers Chemicals, Inc., Phibro-Tech, Inc. and Nathan Bistricer.

      27           Financial Data Schedule

      (b) Reports on Form 8-K

      No report on Form 8-K has been filed during the quarter ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHILIPP BROTHERS CHEMICALS, INC.


Date : November 13, 2000                By: /s/ NATHAN Z. BISTRICER
                                            ------------------------------------
                                            Nathan Z. Bistricer, Vice President
                                            and Chief Financial Officer


Date: November 13, 2000                 By: /s/ JOSEPH KATZENSTEIN
                                            ------------------------------------
                                            Joseph Katzenstein, Treasurer
                                            and Secretary

                                  EXHIBIT INDEX

 Exhibit No.  Description
 -----------  -----------

 10.33 Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset Selling Corporations (named therein) and Philipp Brothers Chemicals, Inc., and various Exhibits and certain Schedules thereto [A request for confidential treatment has been made with respect to portions of this document. Confidential portions have been omitted and filed separately with the SEC.]

 10.34 Stock Purchase Agreement, dated as of October 4, 2000, between Nathan Bistricer and Phibro-Tech, Inc. and Separation Agreement, dated October 4, 2000, among Philipp Brothers Chemicals, Inc., Phibro-Tech, Inc. and Nathan Bistricer.

 27           Financial Data Schedule