Form 10-Q
period 2000-12-31
PHILIPP BROTHERS CHEMICALS INC
filed 2001-02-14
CIK 1069899

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes |X|                     No |_|

Number of shares of each class of common stock outstanding as of February 1, 2001:

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----

PART I   FINANCIAL INFORMATION (UNAUDITED)

         Item 1.  Condensed Financial Statements ...............................................     3

                  Condensed Consolidated Balance Sheets ........................................     4

                  Condensed Consolidated Statements of Operations and Comprehensive Income .....     5

                  Condensed Consolidated Statements of Changes in Stockholders' Equity .........     6

                  Condensed Consolidated Statements of Cash Flows ..............................     7

                  Notes to Condensed Consolidated Financial Statements .........................     8

         Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operations ..........................................     22

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...................     27

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds ....................................     28

         Item 6.  Exhibits and Reports on Form 8-K .............................................     28

SIGNATURES .....................................................................................     29

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

PART I-- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)

                                                                                   December 31,     June 30,
                                                                                       2000           2000
                                                                                   ------------    ----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ......................................................   $   7,561    $   2,403
   Trade receivables, less allowance for doubtful accounts of $842
     at December 31, 2000 and $756 at June 30, 2000 ...............................      71,394       79,376
   Other receivables ..............................................................      10,245        8,479
   Inventories ....................................................................     105,972       50,405
   Prepaid expenses and other current assets ......................................      10,971        9,098
                                                                                      ---------    ---------
   TOTAL CURRENT ASSETS ...........................................................     206,143      149,761
PROPERTY, PLANT AND EQUIPMENT, net ................................................      99,754       76,180
INTANGIBLES .......................................................................       6,392        6,297
OTHER ASSETS ......................................................................      28,931       26,213
                                                                                      ---------    ---------
                                                                                      $ 341,220    $ 258,451
                                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Cash overdraft .................................................................   $   4,301    $   2,120
   Loans payable to banks .........................................................      49,295        8,650
   Current portion of long-term debt ..............................................         999        2,296
   Accounts payable ...............................................................      36,589       32,642
   Accrued expenses and other current liabilities .................................      34,612       24,157
                                                                                      ---------    ---------

     TOTAL CURRENT LIABILITIES ....................................................     125,796       69,865

LONG-TERM DEBT ....................................................................     135,417      139,722
OTHER LIABILITIES .................................................................      11,440       13,282
                                                                                      ---------    ---------
     TOTAL LIABILITIES ............................................................     272,653      222,869
                                                                                      ---------    ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
   Series B and C preferred stock .................................................      45,563           --
   Common stock ...................................................................       2,280        3,513
   Common stock of subsidiary .....................................................         202          451
                                                                                      ---------    ---------
     TOTAL REDEEMABLE SECURITIES ..................................................      48,045        3,964
                                                                                      ---------    ---------
STOCKHOLDERS' EQUITY:
   Series A preferred stock .......................................................         521          521
   Common stock ...................................................................           2            2
   Paid-in capital ................................................................         878          878
   Retained earnings ..............................................................      22,316       32,808
   Accumulated other comprehensive income (loss)--
     gain on derivative instruments ...............................................         168           --
     cumulative currency translation adjustment ...................................      (3,363)      (2,591)
                                                                                      ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY ...................................................      20,522       31,618
                                                                                      ---------    ---------
                                                                                      $ 341,220    $ 258,451
                                                                                      =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Unaudited)
                                 (In Thousands)

                                                         Three Months Ended        Six Months Ended
                                                            December 31,             December 31,
                                                         2000          1999         2000        1999
                                                        -------      -------      -------     -------

NET SALES ..........................................   $  81,774    $  76,289    $ 153,126    $ 147,218

COST OF GOODS SOLD .................................      61,310       54,988      113,600      106,058
                                                       ---------    ---------    ---------    ---------

   GROSS PROFIT ....................................      20,464       21,301       39,526       41,160

SELLING, GENERAL AND ADMINISTRATIVE

   EXPENSES ........................................      22,856       17,957       40,508       37,031
                                                       ---------    ---------    ---------    ---------

   OPERATING (LOSS) INCOME .........................      (2,392)       3,344         (982)       4,129

OTHER:

   Interest expense ................................       4,080        3,598        8,019        6,988

   Interest income .................................        (186)         (83)        (403)        (175)

   Other (income)/expense, net .....................      (1,231)       1,134           97        2,035
                                                       ---------    ---------    ---------    ---------

   LOSS BEFORE INCOME TAXES ........................      (5,055)      (1,305)      (8,695)      (4,719)

BENEFIT  FOR INCOME TAXES ..........................      (2,437)        (559)      (2,958)      (1,988)
                                                       ---------    ---------    ---------    ---------

   NET LOSS ........................................      (2,618)        (746)      (5,737)      (2,731)

OTHER COMPREHENSIVE INCOME (LOSS)

   Gain on derivative instruments ..................         168           --          168           --

   Change in foreign currency
       translation adjustment                                389         (474)        (772)         910
                                                       ---------    ---------    ---------    ---------
   COMPREHENSIVE LOSS ..............................   $  (2,061)   $  (1,220)   $  (6,341)   $  (1,821)
                                                       =========    =========    =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (Unaudited)
           For the Three Months and Six Months Ended December 31, 2000
                                 (In Thousands)


                                             Preferred Stock     Common Stock                                Accumulated
                                             ---------------  -----------------                                Other
                                                              Class       Class       Paid-in    Retained   Comprehensive
                                                 Series A       A           B         Capital    Earnings   Income (loss)   Total
                                             ---------------  -----       -----       -------    --------   -------------   -----

BALANCE,
   JULY 1, 2000 .............................    $    521    $      1    $      1    $    878    $ 32,808     $ (2,591)    $ 31,618

   Foreign currency
     translation adjustment .................          --          --          --          --          --       (1,161)      (1,161)

     Net loss ...............................          --          --          --          --      (3,119)          --       (3,119)
                                                 --------    --------    --------    --------    --------     --------     --------

BALANCE,
   SEPTEMBER 30, 2000 .......................    $    521    $      1    $      1    $    878    $ 29,689     $ (3,752)    $ 27,338
                                                 ========    ========    ========    ========    ========     ========     ========

   Accretion of redeemable
     preferred securities to fair
     market value ...........................          --          --          --          --      (4,192)          --       (4,192)

   Dividends on series
     B and C preferred stock ................          --          --          --          --        (563)          --         (563)

   Gain on derivative
     instruments ............................          --          --          --          --          --          168          168

   Foreign currency translation
     adjustment .............................          --          --          --          --          --          389          389

     Net loss ...............................          --          --          --          --      (2,618)          --       (2,618)
                                                 --------    --------    --------    --------    --------     --------     --------

BALANCE,
   DECEMBER 31, 2000 ........................    $    521    $      1    $      1    $    878    $ 22,316     $ (3,195)    $ 20,522
                                                 ========    ========    ========    ========    ========     ========     ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               For the Six Months Ended December 31, 2000 and 1999
                                 (In Thousands)

                                                                2000           1999
                                                              --------       --------
OPERATING ACTIVITIES:
   Net loss ............................................      $ (5,737)      $ (2,731)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization .....................         6,640          5,982
     Other .............................................        (1,584)           340
     Changes in operating assets and liabilities:
        Accounts receivable ............................         7,776         12,161
        Inventories ....................................        (4,017)        (5,682)
        Prepaid expenses and other current assets ......          (813)         1,670
        Other assets ...................................        (2,914)          (277)
        Accounts payable ...............................         3,801         (7,463)
        Accrued expenses and other current liabilities .         2,253         (3,975)
                                                              --------       --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ......         5,405             25
                                                              --------       --------
INVESTING ACTIVITIES:
   Capital expenditures ................................        (6,509)        (9,903)
   Acquisition of a business ...........................       (51,700)            --
   Proceeds from property damage claim .................            --            872
   Other investing .....................................          (339)        (1,500)
                                                              --------       --------
        NET CASH USED IN INVESTING ACTIVITIES ..........       (58,548)       (10,531)
                                                              --------       --------
FINANCING ACTIVITIES:
   Cash overdraft ......................................         1,432            605
   Net increase in short-term debt .....................        12,403            313
   Proceeds from long-term debt ........................         1,590         11,046
   Proceeds from issuance of redeemable preferred stock         45,000             --
   Payments of long-term debt ..........................        (1,018)          (509)
   Other financing .....................................          (942)            62
                                                              --------       --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ......        58,465         11,517
                                                              --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................          (164)            --
                                                              --------       --------

        NET INCREASE IN CASH AND CASH EQUIVALENTS ......         5,158          1,011

CASH AND CASH EQUIVALENTS at beginning of period .......         2,403          2,308
                                                              --------       --------

        CASH AND CASH EQUIVALENTS at end of period .....      $  7,561       $  3,319
                                                              ========       ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2000 and the results of operations and cash flows for the three months and six months ended December 31, 2000 and 1999.

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

      Certain prior year amounts in the accompanying condensed consolidated financial statements and related notes have been reclassified to conform to the fiscal 2001 presentation. Such reclassifications include a reclassification of customer rebates of $2,198 and $2,430 for the three months and six months ended December 31, 1999, respectively, from selling, general and administrative expenses to net sales on the consolidated statements of operations and comprehensive income, as a result of the adoption of the Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives."

      The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on July 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risks and foreign currency options as a means of hedging forecasted operating costs. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. During the quarter ended December 31, 2000, the Company's foreign currency options have been designated and qualify as cash flow hedges under the criteria of SFAS 133. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. The Company's foreign currency forward contracts and commodity derivatives did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of July 1, 2000 was not material. The Company recorded a net gain of $168 in other comprehensive income for foreign currency options, a net loss of $391 in cost of goods sold for commodity contracts and a net gain of $565 in other expense for the foreign currency forward contracts and the ineffective portion of the option contracts for the three month period ended December 31, 2000 and net gains of $168, $4 and $627 for the six months ended December 31, 2000.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", which provides guidelines in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999, or as of April 1, 2001 in the Company's case. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB, and, accordingly, does not expect this statement to have a material impact on its financial statements.

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

      The results of operations for the three months and six months ended December 31, 2000 and 1999 may not be indicative of results for the full year.

2. Acquisition

      On November 30, 2000, the Company purchased the Medicated Feed Additives
(MFA) business of Pfizer, Inc. and certain of its subsidiaries ("Pfizer"). The MFA business was a group of products within Pfizer's Animal Health Group. The business produces and sells a broad range of Medicated Feed Additive Products
(MFAs) to the global livestock industry, either directly to large integrated livestock producers or through a network of independent distributors. The activities of the MFA business (production, sales and marketing, and finance) were integrated within Pfizer's Animal Health Group.

      The purchase price of $74,434 (including cost of acquisition) was paid with cash of $51,700 and the issue of a promissory note to Pfizer for $22,734, which matures in 2003 with interest payable semi-annually in arrears at 13%. The Company financed the $51,700 cash payment through the issuance of $40,808 of redeemable preferred securities ($45,000 of redeemable preferred securities, less costs connected with the issue of those securities of $4,192), and the remainder was financed through an amendment to existing bank credit facilities. In addition, under the terms of the purchase agreement, the Company is required to pay Pfizer contingent purchase price based on a percentage of future net revenues of a particular product. The term of the contingent payments is five years from November 30, 2000. The maximum contingent purchase price due under this arrangement is limited to $55,000, with a maximum annual payment of $12,000. Contingent purchase price paid will be allocated to related production equipment and product intangibles and the Company accrued $843 under this arrangement as of December 31, 2000. In addition, the Company is required to pay Pfizer contingent purchase price up to a maximum of $10,000 over five years on other products based on certain gross profit levels of the MFA business. No amounts have been accrued under this arrangement.

      The acquisition was accounted for in accordance with the purchase method and results of the MFA business have been included since the date of acquisition. The purchase price has been preliminarily allocated to inventory and property, plant, and equipment. Property, plant and equipment includes two facilities, Rixensart, Belgium and Guarulhols, Brazil. Following the closing, the Company is operating under a supply agreement with Pfizer in respect of the manufacturing facility in Belgium pending regulatory approval of the transfer of title, which is expected to occur in the quarter ending March 31, 2001. In addition, the transfer of employees in Belgium is also pending such regulatory approval and is also pending further negotiations of the settlement of the pensions. The Company expects the transfer of pension obligations to be fully funded by Pfizer. The Company is also currently assessing the results of an environmental review, which is expected to be finalized by March 31, 2001. The Company does not expect to incur any significant liabilities arising from the environmental review. The final allocation of the purchase price and the determination of the useful lives of the long-term assets acquired will be based on an independent valuation to be completed prior to the Company's fiscal 2001 year end.

      The unaudited consolidated results of operations on a pro-forma basis as if such acquisition had occurred at the beginning of the six-month periods being reported are as follows.

                                                      Six Months Ended
                                                        December 31,
                                                    2000           1999
                                                 ---------       ---------
                Net sales ..................     $ 200,719       $ 236,453
                Net (loss) income ..........        (6,480)          6,025

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

3. Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods; however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at December 31, 2000 and June 30, 2000 are based on perpetual records and consist of the following:

                                                December 31,   June 30,
                                                    2000         2000
                                               ------------  ----------
             Raw materials ................       $ 26,805      $21,457
             Work-in-process ..............          3,535        5,340
             Finished goods ...............         75,632       23,608
                                                ----------    ---------
                                                  $105,972      $50,405
                                                ==========    =========

4.  Contingencies

      a. Litigation

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

      Phibro-Tech, Inc. has also been named as one of several defendants in a suit brought by Communities for a Better Environment in California, alleging violations under California's Proposition 65, the Safe Drinking Water and Toxic Enforcement Act, relating to its Santa Fe Springs, California facility. The Company is not, at this time, in a position to assess the extent of liability, if any.

      The Company and its subsidiary, C.P. Chemicals, Inc., are involved in litigation alleging that operations at the Sewaren, New Jersey site have affected the adjoining owner's property. The Company is not, at this time, in a position to assess the extent of any liability.

      The Company and its subsidiaries are a party to a number of claims and lawsuits arising in the normal course of business, including patent infringement, product liability and governmental regulation concerning environmental and other matters. Certain of these actions seek damages in various amounts.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,484 as of December 31, 2000, which is included in current and long-term liabilities.

5. Business Segments

      The Company operates in two business segments: AgChem and Industrial Chemicals. The AgChem segment manufactures and markets a variety of animal nutrition and health products, copper based fungicides and growth regulators. The MFA business is included in the AgChem segment. The Industrial Chemicals segment manufactures and markets a number of specialty organic and inorganic intermediate chemicals for use in a broad variety of industrial chemical applications. The Company aggregates certain operating segments into its reportable segments. Management evaluates the performance of its operating segments and allocates resources based on operating income. Transfers between segments are priced at amounts that include a manufacturing profit except that transfers of $3,062 and $2,030 for the three months ended December 31, 2000 and 1999, respectively, and $6,464 and $4,143 for the six months ended December 31, 2000 and 1999, respectively, from the Industrial Chemicals group to the AgChem group are recorded at the cost of product transferred. Other includes corporate expenses and elimination of intersegment revenues.

                                                    Industrial
                                          AgChem     Chemicals
                                           Group       Group         Other          Total
                                          -------   ----------      -------        --------
Three Months Ended December 31, 2000
Revenues - external customers ......      $48,676   $   33,098      $    --        $ 81,774
         - intersegment ............        1,258        5,927       (7,185)              0
                                          -------   ----------      -------        --------
Total revenues .....................      $49,934   $   39,025      $(7,185)       $ 81,774
                                          =======   ==========      =======        ========
Operating income (loss) ............      $ 1,096   $      467      $(3,955)(1)    $ (2,392)
                                          =======   ==========      =======        ========

----------
(1) Represents corporate expenses and intercompany profit eliminations.

                                                    Industrial
                                          AgChem     Chemicals
                                           Group       Group         Other          Total
                                          -------   ----------      -------        --------
Three Months Ended December 31, 1999
Revenues - external customers ......      $42,256   $   34,033      $    --        $ 76,289
         - intersegment ............        1,715        5,726       (7,441)             0
                                          -------   ----------      -------        --------
Total revenues .....................      $43,971   $   39,759      $(7,441)       $ 76,289
                                          =======   ==========      =======        ========
Operating income (loss) ............      $ 2,354   $    3,698      $(2,708)(2)    $  3,344
                                          =======   ==========      =======        ========

----------
(2) Represents corporate expenses and intercompany profit eliminations.

               PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

                                                    Industrial
                                          AgChem     Chemicals
                                           Group       Group         Other          Total
                                          -------   ----------      -------        --------
Six Months Ended December 31, 2000
Revenues - external customers ......      $88,223   $   64,903      $     --       $153,126
         - intersegment ............        2,274       12,178       (14,452)             0
                                          -------   ----------      --------       --------
Total revenues .....................      $90,497   $   77,081      $(14,452)      $153,126
                                          =======   ==========      ========       ========
Operating income (loss) ............      $ 2,521   $    1,778      $ (5,281)(1)   $   (982)
                                          =======   ==========      ========       ========

----------
(1) Represents corporate expenses and intercompany profit eliminations.

                                                    Industrial
                                          AgChem     Chemicals
                                           Group       Group         Other          Total
                                          -------   ----------      -------        --------
Six Months Ended December 31, 1999
Revenues - external customers ......      $78,681   $   68,537      $     --       $147,218
         - intersegment ............        2,848       10,869       (13,717)             0
                                          -------   ----------      --------       --------
Total revenues .....................      $81,529   $   79,406      $(13,717)      $147,218
                                          =======   ==========      ========       ========
Operating income (loss) ............      $ 3,137   $    5,845      $ (4,853)(2)   $  4,129
                                          =======   ==========      ========       ========

----------
(2) Represents corporate expenses and intercompany profit eliminations.

6. Credit Facility

      The Company has amended its existing $35,000 revolving credit facility with PNC Bank to increase the facility to $70,000 and to provide for an additional $15,000 facility for capital expenditure spending. The Company, under the amended credit agreement, may choose between two interest options: (i) base rate, as defined and (ii) Euro Rate, as defined, plus 21/4% - 3% per annum, depending on the Company's operating performance and whether the drawdowns are under the revolving credit facility or the capital expenditure facility. The facilities have a maturity date of three years from December 1, 2000 and required the grant of security interests in substantially all the Company's domestic assets as well as certain of the capital stock of the Company's foreign subsidiaries. Due to the nature and terms of the amended credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lock box arrangement, all borrowings against this facility are now classified as a current liability.

7. Redeemable Preferred Stock

      Redeemable preferred securities were issued on November 30, 2000 to Palladium Equity Partners LLC and related entities ("Palladium") as follows:

            Preferred B - $25,000 - 25,000 shares

            Preferred C - $20,000 - 20,000 shares

     The redeemable preferred stock is entitled to cumulative cash dividends, payable semi-annually, at 15% per annum of the liquidation value. The liquidation value of the Preferred B stock is an amount equal to $1 per share plus all accrued and unpaid dividends (the "Liquidation Value"). The redeemable Preferred C stock is entitled to the Liquidation Value plus a percentage of the equity value of the Company, as defined in the amended Certificate of Incorporation. The equity value is calculated as a multiple of the earnings before interest, tax, depreciation and amortization ("EBITDA") of the

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                  (In Thousands

combined Company business ("Equity Value"). The Company may, at the date of the annual closing anniversary, redeem the Preferred B stock, in whole or in part at the Liquidation Value, for cash, provided that if Preferred B is redeemed separately from the Preferred C, then the Preferred B must be redeemed for the Liquidation Value plus an additional amount which would generate an internal rate of return of 20% to Palladium on the Preferred B investment. Redemption in part of Preferred B is only available if at least 50% of the outstanding Preferred B is redeemed. On the third closing anniversary and on each closing anniversary thereafter, the Company may redeem for cash only in whole the Preferred C, at the Liquidation Value plus the Equity Value payment.

      At any time after the redemption of the Company's Senior Subordinated Notes due 2008, Palladium shall have the right to require the Company to redeem for cash the Preferred B at the Liquidation Value and the Preferred C at the Liquidation Value plus the Equity Value payment.

      The redeemable preferred securities were initially recorded at $40,808, representing proceeds of $45,000, net of costs of issuance of $4,192. The Company has recorded a charge of $4,192 to retained earnings to reflect the accretion of the preferred securities to their fair market value as at the closing date. A dividend of $563 has been accrued on the preferred securities and charged to retained earnings as of December 31, 2000. No equity value accretion was required as of December 31, 2000 under the applicable formula.

      In addition, an annual management advisory fee of $2,250 is payable to Palladium until all of the Preferred B and Preferred C shares are redeemed. Payments are made quarterly in advance.

8. Condensed Consolidating Financial Statements

      In June 1998, the Company issued $100 million of its 97/8% Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following condensed consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor Subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Koffolk, Inc., Phibro-Tech, Inc., MRT Management Corp., Mineral Resource Technologies, L.L.C., Prince Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company (IL), Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc. and Phibro Animal Health U.S., Inc. The U.S. and foreign Guarantor and Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by PBC.

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

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                             AS OF DECEMBER 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                               U.S. Guarantor   Foreign Subsidiaries  Consolidation   Consolidated
                                                   Parent       Subsidiaries       Non-Guarantors      Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
                    Assets
Current Assets:
Cash and cash equivalents ...................     $     126       $   1,009           $   6,426                         $   7,561
Trade receivables ...........................         5,108          36,165              30,121                            71,394
Other receivables ...........................         1,159           6,504               2,582                            10,245
Inventory ...................................         3,573          53,591              48,808                           105,972
Prepaid expenses and other ..................         4,857           3,737               2,377                            10,971
                                                  -------------------------------------------------------------------------------
        Total current assets ................        14,823         101,006              90,314                --         206,143
                                                                                                                        ---------

Property, plant & equipment, net ............           591          27,216              71,947                            99,754
Intangibles .................................            86           2,103               4,203                             6,392
Investment in subsidiaries ..................        71,411           1,534              (6,130)          (66,815)             --
Intercompany ................................        71,414         (36,084)                942           (36,272)             --
Other assets ................................        95,391         (69,226)              2,766                            28,931
                                                  -------------------------------------------------------------------------------
        Total assets ........................     $ 253,716       $  26,549           $ 164,042         $(103,087)      $ 341,220
                                                  ===============================================================================

    Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft ..............................     $      --       $   2,892           $   1,409                         $   4,301
Loan payable to banks .......................        42,390              --               6,905                            49,295
Current portion of long term debt ...........            32             879                  88                               999
Accounts payable ............................         2,324          15,575              18,690                            36,589
Other loans payable .........................            --              --                  --                                --
Accrued expenses and other ..................        12,230          14,435               7,947                            34,612
                                                  -------------------------------------------------------------------------------
        Total current liabilities ...........        56,976          33,781              35,039                --         125,796
                                                  -------------------------------------------------------------------------------
Long term debt ..............................       123,896         (51,272)             99,065           (36,272)        135,417
Other liabilities ...........................         2,035           5,159               4,246                            11,440

Redeemable securities:
Series B and C preferred stock ..............        45,563              --                  --                            45,563
Common stock ................................         1,673              --                 607                             2,280
Common stock of subsidiary ..................            --             202                  --                               202
                                                  -------------------------------------------------------------------------------
                                                     47,236             202                 607                --          48,045
                                                  -------------------------------------------------------------------------------
            Stockholders' Equity
Series A preferred stock ....................           521              --                  --                               521
Common stock ................................             2              32                  --               (32)              2
Paid in capital .............................           878          34,040                  --           (34,040)            878
Retained earnings ...........................        22,316           4,410              28,333           (32,743)         22,316
Accumulated other comprehensive income (loss)
   gain on derivative instruments ...........            --             168                  --                               168
   cumulative currency translation
   adjustment ...............................          (144)             29              (3,248)                           (3,363)
                                                  -------------------------------------------------------------------------------
        Total stockholders' equity ..........        23,573          38,679              25,085           (66,815)         20,522
                                                  -------------------------------------------------------------------------------
        Total liabilities and equity ........     $ 253,716       $  26,549           $ 164,042         $(103,087)      $ 341,220
                                                  ===============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                               U.S. Guarantor   Foreign Subsidiaries  Consolidation   Consolidated
                                                   Parent       Subsidiaries       Non-Guarantors      Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------

Net sales ...................................     $   8,133       $  47,438           $  35,391         $ (9,188)       $  81,774

Cost of goods sold ..........................         6,656          34,690              29,152            (9,188)         61,310
                                                  -------------------------------------------------------------------------------

        Gross profit ........................         1,477          12,748               6,239                --          20,464

Selling, general, and administrative
   expenses .................................         3,542          12,968               6,346                            22,856
                                                  -------------------------------------------------------------------------------

Operating loss ..............................        (2,065)           (220)               (107)               --          (2,392)

Interest expense ............................         2,773              (5)              1,312                             4,080

Interest income .............................            (8)             (1)               (177)                             (186)

Other expense (income) ......................            32              (4)             (1,259)                           (1,231)

Intercompany allocation .....................        (3,571)          3,442                 129                                --

Loss (profit) relating to subsidiaries ......         2,112              --                  --            (2,112)             --
                                                  -------------------------------------------------------------------------------

(Loss) income before income taxes ...........        (3,403)         (3,652)               (112)            2,112          (5,055)

Benefit for income taxes ....................          (785)         (1,307)               (345)                           (2,437)
                                                  -------------------------------------------------------------------------------

Net (loss) income ...........................     $  (2,618)      $  (2,345)          $     233         $   2,112       $  (2,618)
                                                  ===============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                               U.S. Guarantor   Foreign Subsidiaries  Consolidation   Consolidated
                                                   Parent       Subsidiaries       Non-Guarantors      Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------

Net sales ...................................     $  16,644       $  88,819           $  63,488         $(15,825)       $ 153,126

Cost of goods sold ..........................        13,447          64,607              51,371          (15,825)         113,600
                                                  -------------------------------------------------------------------------------

Gross profit ................................         3,197          24,212              12,117                --          39,526

Selling, general, and administrative
   expenses .................................         7,004          23,003              10,501                            40,508
                                                  -------------------------------------------------------------------------------

Operating (loss) income .....................        (3,807)          1,209               1,616                --            (982)

Interest expense ............................         5,243              61               2,715                             8,019

Interest income .............................           (44)             (1)               (358)                             (403)

Other expense ...............................           121              (4)                (20)                               97

Intercompany allocation .....................        (6,895)          6,509                 386                                --

Loss (profit) relating to subsidiaries ......         3,617              --                  --            (3,617)             --
                                                  -------------------------------------------------------------------------------

(Loss) income before income taxes ...........        (5,849)         (5,356)             (1,107)            3,617          (8,695)

Benefit for income taxes ....................          (112)         (2,019)               (827)                           (2,958)
                                                  -------------------------------------------------------------------------------

Net (loss) income ...........................     $  (5,737)      $  (3,337)          $    (280)        $   3,617       $  (5,737)
                                                  ===============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                               U.S. Guarantor   Foreign Subsidiaries  Consolidation   Consolidated
                                                   Parent       Subsidiaries       Non-Guarantors      Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income ...........................     $  (5,737)      $  (3,337)          $    (280)        $   3,617       $  (5,737)
Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
   Depreciation and amortization ............           273           2,551               3,816                             6,640
   Other ....................................          (565)            (22)               (997)                           (1,584)

Changes in operating assets and liabilities:
Accounts receivable .........................         1,048           9,128              (2,400)                            7,776
Inventory ...................................          (306)         (5,619)              1,908                            (4,017)
Prepaid expenses and other ..................         1,904          (2,248)               (469)                             (813)
Other assets ................................          (957)         (1,948)                 (9)                           (2,914)
Intercompany ................................          (891)          2,620               1,888            (3,617)             --
Accounts payable ............................           184             552               3,065                             3,801
Accrued expenses and other ..................           438           2,082                (267)                            2,253
                                                  -------------------------------------------------------------------------------

Net cash (used in) provided by operating
     activities .............................        (4,609)          3,759               6,255                --           5,405
                                                  -------------------------------------------------------------------------------

Investing activities:
Capital expenditures ........................           (47)         (4,099)             (2,363)                           (6,509)
Acquisition of a business ...................       (51,700)             --                  --                           (51,700)
Other investing .............................            --              --                (339)                             (339)
                                                  -------------------------------------------------------------------------------

Net cash used in investing activities .......       (51,747)         (4,099)             (2,702)               --         (58,548)
                                                  -------------------------------------------------------------------------------

Financing activities:
Cash overdraft ..............................          (158)          1,590                  --                             1,432
Net increase (decrease) in short term debt ..        12,586              --                (183)                           12,403
Proceeds from long term debt ................            --              --               1,590                             1,590
Proceeds from issuance of redeemable
   preferred stock ..........................        45,000              --                  --                            45,000
Payments of long term debt ..................           (15)           (340)               (663)                           (1,018)
Other financing .............................          (942)             --                  --                --            (942)
                                                  -------------------------------------------------------------------------------

Net cash provided by financing activities ...        56,471           1,250                 744                --          58,465
                                                  -------------------------------------------------------------------------------

Effect of exchange rate changes on cash .....            --              --                (164)                             (164)
                                                  -------------------------------------------------------------------------------

Net increase in cash and cash equivalents ...           115             910               4,133                --           5,158

Cash and cash equivalents
   at beginning of year .....................            11              99               2,293                             2,403
                                                  -------------------------------------------------------------------------------

Cash and cash equivalents
   at end of year ...........................     $     126       $   1,009           $   6,426         $      --       $   7,561
                                                  ===============================================================================

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
------------------------------------------------------------------------------------------------------------------------------------

                      Assets
Current Assets:
Cash and cash equivalents ...................     $      11       $      99           $   2,293                         $   2,403
Trade receivables ...........................         6,172          45,378              27,826                            79,376
Other receivables ...........................         4,855             550               3,074                             8,479
Inventory ...................................         3,267          25,072              22,066                            50,405
Prepaid expenses and other ..................         3,065           2,443               3,590                             9,098
                                                  -------------------------------------------------------------------------------
        Total current assets ................        17,370          73,542              58,849                --         149,761
                                                  -------------------------------------------------------------------------------

Property, plant & equipment, net ............           702          25,032              50,446                            76,180
Intangibles .................................            87           2,292               3,918                             6,297
Investment in subsidiaries ..................        78,028           1,533              (6,129)          (73,432)             --
Intercompany ................................        63,874         (32,463)              3,197           (34,608)             --
Other assets ................................        15,236           8,542               2,435                            26,213
                                                  -------------------------------------------------------------------------------
        Total assets ........................     $ 175,297       $  78,478           $ 112,716         $(108,040)      $ 258,451
                                                  ===============================================================================

     Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft ..............................     $     158       $   1,302           $     660                         $   2,120
Loan payable to banks .......................            --              --               8,650                             8,650
Current portion of long term debt ...........            31             893               1,372                             2,296
Accounts payable ............................         2,140          14,999              15,503                            32,642
Accrued expenses and other ..................         3,892          13,118               7,147                            24,157
                                                  -------------------------------------------------------------------------------
        Total current liabilities ...........         6,221          30,312              33,332                --          69,865
                                                  -------------------------------------------------------------------------------
Long term debt ..............................       130,600           1,435              42,295           (34,608)        139,722
Other liabilities ...........................         2,022           4,431               6,829                            13,282

Redeemable Securities:
Common stock ................................         2,389              --               1,124                             3,513
Common stock of subsidiary ..................            --             451                  --                               451
                                                  -------------------------------------------------------------------------------
                                                      2,389             451               1,124                --           3,964
                                                  -------------------------------------------------------------------------------
             Stockholders' Equity
Series A preferred stock ....................           521              --                  --                               521
Common stock ................................             2              32                  --               (32)              2
Paid in capital .............................           878          34,040                  --           (34,040)            878
Retained earnings ...........................        32,808           7,747              31,613           (39,360)         32,808
Accumulated other comprehensive
   (loss) income -
   cumulative currency translation adjustment          (144)             30              (2,477)                           (2,591)
                                                  -------------------------------------------------------------------------------
        Total stockholders' equity ..........        34,065          41,849              29,136           (73,432)         31,618
                                                  -------------------------------------------------------------------------------
Total liabilities and equity ................     $ 175,297       $  78,478           $ 112,716         $(108,040)      $ 258,451
                                                  ===============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                               U.S. Guarantor   Foreign Subsidiaries  Consolidation   Consolidated
                                                   Parent       Subsidiaries       Non-Guarantors      Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------

Net sales ...................................     $   8,735       $  42,810           $  34,596         $  (9,852)       $ 76,289

Cost of goods sold ..........................         6,974          32,506              25,360            (9,852)         54,988
                                                  -------------------------------------------------------------------------------

Gross profit ................................         1,761          10,304               9,236                --          21,301

Selling, general, and administrative
   expenses .................................         3,295           8,936               5,726                            17,957
                                                  -------------------------------------------------------------------------------

Operating (loss) income .....................        (1,534)          1,368               3,510                --           3,344

Interest expense ............................         1,947              77               1,574                             3,598

Interest income .............................            (5)             (1)                (77)                              (83)

Other expense ...............................        (1,000)             --               2,134                             1,134

Intercompany allocation .....................        (2,622)          2,622                  --                                --

Loss (profit) relating to subsidiaries ......         1,286              --                  --            (1,286)             --
                                                  -------------------------------------------------------------------------------

(Loss) income before income taxes ...........        (1,140)         (1,330)               (121)            1,286          (1,305)

(Benefit) provision for income taxes ........          (394)           (484)                319                --            (559)
                                                  -------------------------------------------------------------------------------

Net (loss) income ...........................     $    (746)      $    (846)          $    (440)        $   1,286       $    (746)
                                                  ===============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                               U.S. Guarantor   Foreign Subsidiaries  Consolidation   Consolidated
                                                   Parent       Subsidiaries       Non-Guarantors      Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------

Net sales ...................................     $  17,445       $  80,339           $  67,591         $ (18,157)      $ 147,218

Cost of goods sold ..........................        14,032          60,507              49,676           (18,157)        106,058
                                                  -------------------------------------------------------------------------------

Gross profit ................................         3,413          19,832              17,915                --          41,160

Selling, general, and administrative
   expenses .................................         6,473          18,552              12,006                            37,031
                                                  -------------------------------------------------------------------------------

Operating (loss) income .....................        (3,060)          1,280               5,909                --           4,129

Interest expense ............................         3,879             119               2,990                             6,988

Interest income .............................           (12)             (1)               (162)                             (175)

Other expense ...............................          (912)             --               2,947                             2,035

Intercompany allocation .....................        (5,212)          5,212                  --                                --

Loss (profit) relating to subsidiaries ......         2,712              --                  --            (2,712)             --
                                                  -------------------------------------------------------------------------------

(Loss) income before income taxes ...........        (3,515)         (4,050)                134             2,712          (4,719)

(Benefit) provision for income taxes ........          (784)         (1,465)                261                --          (1,988)
                                                  -------------------------------------------------------------------------------

Net (loss) income ...........................     $  (2,731)      $  (2,585)          $    (127)        $   2,712       $  (2,731)
                                                  ===============================================================================

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
                                                   Parent       Subsidiaries       Non-Guarantors      Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------

Operating activities:
Net (loss) income ...........................     $  (2,731)      $  (2,585)          $    (127)        $   2,712       $  (2,731)
Adjustments to reconcile net (loss)
     income to net cash provided by
     operating activities:
   Depreciation and amortization ............           273           2,197               3,512                             5,982
   Other ....................................         1,106            (407)               (359)                              340

Changes in operating assets and liabilities:
Accounts receivable .........................         1,297           4,357               6,507                            12,161
Inventory ...................................        (1,842)         (4,819)                979                            (5,682)
Prepaid expenses and other ..................        (2,243)            533               3,380                             1,670
Other assets ................................             6             (76)               (207)                             (277)
Intercompany ................................        (3,607)          7,426              (1,107)           (2,712)             --
Accounts payable ............................          (570)         (2,550)             (4,343)                           (7,463)
Accrued expenses and other ..................           323          (3,835)               (463)                           (3,975)
                                                  -------------------------------------------------------------------------------

Net cash (used in) provided by operating
   activities ...............................        (7,988)            241               7,772                --              25
                                                  -------------------------------------------------------------------------------

Investing activities:
Capital expenditures ........................           (62)         (3,085)             (6,756)                           (9,903)
Proceeds from property damage claim .........            --             872                  --                               872
Other investing .............................        (1,500)             --                  --                            (1,500)
                                                  -------------------------------------------------------------------------------

Net cash used in investing activities .......        (1,562)         (2,213)             (6,756)               --         (10,531)
                                                  -------------------------------------------------------------------------------

Financing activities:
Cash overdraft ..............................           256             878                (529)                              605
Net (decrease) increase in short term debt ..           (32)             --                 345                               313
Proceeds from long term debt ................         9,015           1,545                 486                            11,046
Payments of long term debt ..................           (75)           (109)               (325)                             (509)
Other financing .............................            --              --                  62                                62
                                                  -------------------------------------------------------------------------------

Net cash provided by financing activities ...         9,164           2,314                  39                --          11,517
                                                  -------------------------------------------------------------------------------

Net (decrease) increase in
   cash and cash equivalents ................          (386)            342               1,055                             1,011

Cash and cash equivalents
   at beginning of year .....................           393             166               1,749                             2,308
                                                  -------------------------------------------------------------------------------

Cash and cash equivalents
   at end of year ...........................     $       7       $     508           $   2,804         $      --       $   3,319
                                                  ===============================================================================

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

Acquisition

      On November 30, 2000, the Company purchased (see Note 2 of the Notes to the Condensed Consolidated Financial Statements) the Medicated Feed Additives
(MFA) business of Pfizer, Inc. (Pfizer). The MFA business produces and sells a broad range of medicated feed additive products to the global livestock industry, either directly to large integrated livestock producers or through a network of independent distributors.

      The purchase price for this acquisition was $74.4 million, of which $51.7 million was paid in cash with the remainder being financed through the issuance of a promissory note to Pfizer for $22.7 million. The note is payable in 2003 and bears interest at 13% payable semi-annually in arrears. The Company financed the $51.7 million cash payment through net cash proceeds of $40.8 million from the issuance of redeemable preferred securities (see Note 7 of the Notes to Condensed Consolidated Financial Statements) and the remainder through an amendment to existing bank credit facilities (see Note 6 of the Notes to Condensed Consolidated Financial Statements). In addition, under the terms of the purchase agreement, the Company is required to pay Pfizer contingent purchase price based on a percentage of future net revenues of a particular product. The term of the contingent payments is five years from November 30, 2000. The maximum contingent purchase price due under this arrangement is limited to $55.0 million, with a maximum annual payment of $12.0 million. In addition, the Company is required to pay Pfizer contingent payments to a maximum of $10.0 million over five years on other products based on certain gross profit levels of the MFA business.

     The acquisition was accounted for as a purchase and operating results have been included since the date of acquisition. The MFA business is included in the AgChem Segment for segment reporting purposes.

Results of Operations

The Company operates in two industry segments: AgChem and Industrial Chemicals.

                                                                           Sales
                                                                         ($000's)
                                                      Three Months Ended         Six Months Ended
                                                         December 31,              December 31,
Operating Segments                                     2000        1999          2000        1999
                                                     -------     -------       --------    --------
     AgChem .....................................    $49,934     $43,971       $ 90,497    $ 81,529
     Industrial Chemicals .......................     39,025      39,759         77,081      79,406
     Elimination of intersegment sales ..........     (7,185)     (7,441)       (14,452)    (13,717)
                                                     -------     -------       --------    --------
                                                     $81,774     $76,289       $153,126    $147,218
                                                     =======     =======       ========    ========

                                                                    Operating Income
                                                                         ($000's)
                                                      Three Months Ended         Six Months Ended
                                                         December 31,              December 31,
Operating Segments                                     2000        1999          2000        1999
                                                     -------     -------       --------    --------
     AgChem .....................................    $ 1,096     $ 2,354       $  2,521    $  3,137
     Industrial Chemicals .......................        467       3,698          1,778       5,845
     Corporate expenses and eliminations ........     (3,955)     (2,708)        (5,281)     (4,853)
                                                     -------     -------       --------    --------
                                                     $(2,392)    $ 3,344       $   (982)   $  4,129
                                                     =======     =======       ========    ========

Comparison of Three Months Ended December 31, 2000 and 1999

      Net Sales. Net sales increased by $5.5 million, or 7.2% to $81.8 million in the three months ended December 31, 2000 as compared to the same period of the prior year. AgChem sales increased by $6.0 million, primarily due to $10.4 million of sales from the newly acquired MFA business. This was partially offset by a $3.9 million reduction in sales of crop protection chemicals primarily due to heavier than normal sales volume during the second quarter of fiscal 2000 as one customer purchased additional product to meet their minimum purchase commitments for the calendar year. Sales to this customer during fiscal 2001 have followed a more normalized sales pattern. Industrial Chemicals sales were lower by $.7 million primarily due to lower sales of calcium carbide ($1.3 million) as the continuing weak market negatively impacted both pricing and volume. Increased demand for coal fly ash ($.9 million) and higher recycling fees ($.7 million) were offset by reduced sales of halogenated organic compounds ($1.0 million) as lower priced competitive products from China has resulted in reduced market share.

      Gross Profit. Gross profit decreased by $.8 million, or 3.9% to $20.5 million as compared to the same period of the prior year. In AgChem, gross profits generated by one month of operations of the MFA business were $3.6 million, which were partially offset by reduced profits from crop protection chemicals ($1.9 million). Gross profit (and operating income) of the MFA business would have been $1.1 million higher than reported if not for purchase price adjustments to the value of inventory acquired from Pfizer. Lower profits in the Industrial Chemicals segment were primarily due to increased raw material and utility costs in the production of calcium carbide and dicyandiamide which, in conjunction with the reduced volume and pricing on calcium carbide, negatively impacted gross profit by $2.5 million. The stronger demand for coal fly ash and the increase in recycling fees was partially offset by the reduction in profits from halogenated organic compounds.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.9 million, or 27.3% to $22.9 million for the three months ended December 31, 2000 as compared to the same period of the prior year. This increase was primarily due to the MFA acquisition ($3.2 million) and compensation expense associated with the separation of employment of a senior executive of the Company ($1.3 million). Expenses of the MFA business included $.9 million of pre-operating costs associated with the start-up of operations. Offsetting these items were lower expenses ($.6 million) at the Company's Norwegian subsidiary, primarily the result of cost containment measures taken over the past year.

      Operating Income. Operating income decreased by $5.7 million to a loss of $2.4 million for the three months ended December 31, 2000 as compared to the same period of the prior year. Operating income of the AgChem segment decreased by $1.3 million as reduced profitability from crop protection chemicals ($1.3 million) was partially offset by income generated from the MFA acquisition ($.4 million). Operating income of the Industrial Chemicals segment was lower by $3.2 million primarily due to lower profitability of dicyandiamide and calcium carbide ($2.0 million) and halogenated organic compounds ($.6 million). In addition, corporate expenses were higher by $1.2 million due to the employment separation discussed above.

      Interest Expense, Net. Net interest expense increased by $.4 million, or 10.8% to $3.9 million in the three months ended December 31, 2000 as compared to the same period of the prior year. The additional debt taken on as part of the financing of the MFA acquisition as well as higher interest rates under the new credit facility with PNC Bank were the primary factors for the increase.

      Other Expense, Net. Other expense, net is primarily comprised of foreign currency gains.

      Income Taxes. The Company provides a benefit on interim period losses to the extent income is projected for the full fiscal year. The effective tax rate for the quarter is higher than the U.S. statutory rate due to the relationship of each domestic and international subsidiaries' individual income or loss position to the statutory tax rates in each country.

Comparison of Six Months Ended December 31, 2000 and 1999

      Net Sales. Net sales increased by $5.9 million, or 4.0% to $153.1 million in the six months ended December 31, 2000 as compared to the same period of the prior year. AgChem sales increased by $9.0 million, primarily due to $10.4 million of sales from the MFA business as well as non-repeating sales of certain intermediates totaling $1.2 million. This was partially offset by a $2.8 million reduction in sales of crop protection chemicals primarily due to heavier than normal sales volume during the second quarter of fiscal 2000 as one customer purchased additional product to meet their minimum purchase commitments for the calendar year. Sales to this customer during fiscal 2001 have followed a more normalized sales pattern. Industrial Chemicals sales were lower by $2.3 million primarily due to lower sales of calcium carbide ($2.7 million) as the continuing weak market negatively impacted both pricing and volume. Increased demand for coal fly ash ($1.7 million) and higher recycling fees ($1.3 million) were partially offset by reduced sales of halogenated organic compounds ($2.1 million) due to the impact of competitive products from China and lower sales of dicyandiamide ($.6 million) resulting from manufacturing disruptions during the first quarter.

      Gross Profit. Gross profit decreased by $1.6 million, or 4.0% to $39.5 million as compared to the same period of the prior year. In AgChem, gross profits generated by one month of operations of the MFA business were $3.6 million, which were partially offset by reduced profits from crop protection chemicals ($1.7 million). Lower profits in the Industrial Chemicals segment were primarily due to increased raw material and utility costs in the production of calcium carbide and dicyandiamide which, in conjunction with the reduced volume and pricing on calcium carbide, negatively impacted gross profit by $5.0 million. Profit margin on coal fly ash improved considerably as higher demand resulted in higher prices and increased production, resulting in additional gross profit of $1.4 million. The increase in recycling fees more than offset the reduction in profits from halogenated organic compounds.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 9.4% to $40.5 million for the six months ended December 31, 2000 as compared to the same period of the prior year. This increase was primarily due to the MFA acquisition ($3.2 million), compensation expense associated with the separation of employment of a senior executive of the Company ($1.3 million), and additional warehousing and distribution costs associated with the increased sales of coal fly ash ($1.2 million). Offsetting these items were lower expenses ($2.0 million) at the Company's Norwegian subsidiary, primarily the result of cost containment measures taken over the past year.

      Operating Income. Operating income decreased by $5.1 million to a loss of $1.0 million for the six months ended December 31, 2000 as compared to the same period of the prior year. Operating income of the AgChem segment decreased by $.6 million primarily due to reduced profitability from crop protection chemicals partially offset by income generated from the MFA acquisition. Operating income of the Industrial Chemicals segment was lower by $4.1 million primarily due to lower profitability of dicyandiamide and calcium carbide ($2.9 million) and halogenated organic compounds ($1.1 million).

      Interest Expense, Net. Net interest expense increased by $.8 million, or 11.8% to $7.6 million in the six months ended December 31, 2000 as compared to the same period of the prior year. Increased average borrowings as well as higher interest rates were the primary factors for the increase.

      Other Expense, Net. Other expense, net is primarily comprised of foreign currency gains.

      Income Taxes. The Company provides a benefit on interim period losses to the extent income is projected for the full fiscal year.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Cash provided by operations for the six months ended December 31, 2000 was $5.4 million. Included in this is $4.1 million as a final settlement from the Company's insurance carrier for business interruption and other reimbursable losses and expenses in connection with a fire, in April 1999, at its Bowmanstown, Pennsylvania facility.

      Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended December 31, 2000 was $58.5 million, primarily related to the MFA acquisition ($51.7 million). See Note 2 of the Notes to the Condensed Consolidated Financial Statements for details on the non-cash consideration for this acquisition. Capital expenditures of $6.5 million were primarily for improvements at the Company's ODDA (Norway) facility and expansion of the Company's coal fly ash operations.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended December 31, 2000 was $58.5 million, of which $51.7 million was used for the MFA acquisition. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for the sources of funds used in financing this acquisition.

      Liquidity. The Company amended its loan agreement with PNC Bank, increasing the revolving credit portion of the facility to $70 million (from $35 million) and adding an additional $15 million facility for spending on capital expenditures. The interest rate under the amended agreement is the Euro Rate, as defined, plus 2 1/4% to 3% per annum, depending on the Company's operating performance and whether the drawdowns are under the revolving credit facility or the capital expenditure facility. The agreement was effective December 1, 2000 and continues until November 30, 2003.

      On November 30, 2000 the Company issued $25 million of redeemable Series B preferred stock and $20 million of redeemable Series C preferred stock. Each Series is entitled to cumulative cash dividends, payable semi-annually at 15% per annum of the liquidation value. The liquidation value of the Preferred B stock is an amount equal to $1 per share plus all accrued and unpaid dividends (Liquidation Value). The Preferred C stock is entitled to the Liquidation Value plus a percentage of the equity value of the Company, as defined in the amended Certificate of Incorporation. The equity value is calculated as a multiple of the earnings before interest, tax, depreciation and amortization of the Company (Equity Value). The Company may, at the date of the annual closing anniversary, redeem the Preferred B in whole or in part at the Liquidation Value, for cash, provided that if the Preferred B stock is redeemed separately from the Preferred C stock then the Preferred B must be redeemed for the Liquidation Value plus an additional amount which would generate an internal rate of return of 20% to the holders of the shares. Redemption in part of the Preferred B shares is only available if at least 50% of the outstanding Preferred B shares are redeemed. On the third closing anniversary and on each closing anniversary thereafter, the Company may redeem for cash only in whole the Preferred C shares, at the Liquidation Value plus the Equity Value payment. At any time after the redemption of the Company's Senior Subordinated Notes due 2008, the holders of both series have the right to require the Company to redeem for cash all such preferred shares outstanding.

      As of December 31, 2000, the Company had $80.3 million of working capital compared to $79.9 million as of June 30, 2000. Inventories increased by $55.6 million from the fiscal year end, primarily due to inventory purchased as part of the MFA acquisition ($51.7 million). Due to the nature and terms of the amended revolving credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lockbox arrangement, all borrowings against this facility are now classified as a current liability. At December 31, 2000, the amount of credit extended under this agreement totaled $42.4 million and the Company had $18.4 million available under the borrowing base formula in this agreement.

      Commencing with the fourth quarter of fiscal 2000, due to competitive market conditions, the Company extended payment terms on selected AgChem sales representing $6.7 million of revenues. These terms defer cash inflows into the third and fourth quarters of fiscal 2001.

      The Company anticipates spending approximately $16 million for capital expenditures in the 2001 fiscal year for its existing business, principally for improvements at its ODDA facility and for expansion of its coal fly ash operations. Depending on actual future operating results, the Company may, if necessary, postpone certain expenditures that are considered discretionary.

      The Company believes that cash flows from operations and available borrowing arrangements should provide sufficient working capital to operate the Company's business, to make budgeted capital expenditures, and to service interest and current principal coming due on outstanding long term debt for the next twelve months.

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

Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt is considered to be representative of their fair value because of their short maturities. As of December 31, 2000, the fair value of the Company's senior subordinated debt was estimated based on quoted market rates to be $71.8 million and the related carrying amount is $100 million. A 100 basis point increase in interest rates could result in an approximately $5.4 million reduction in the fair value of total debt.

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

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At December 31, 2000, the fair market value was equal to their carrying amount due to the Company's adoption of SFAS 133 at July 1, 2000 which requires that all derivatives be recorded on the balance sheet at fair value.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At December 31, 2000, the contract values of these letters of credit and surety bonds were $.4 million and their fair values did not differ materially from their carrying amount.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. At December 31, 2000, the fair market value was equal to their carrying value due to the Company's adoption of SFAS 133 at July 1, 2000 which requires that all derivatives be recorded on the balance sheet at fair value.

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

                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

      On November 30, 2000, Philipp Brothers Chemicals, Inc. sold 25,000 Series B Redeemable Participating Preferred Shares, for gross proceeds of $25 million, and 20,000 Series C Redeemable Participating Preferred Shares, for gross proceeds of $20 million. The securities were sold in a privately negotiated transaction to Palladium Equity Partners II, L.P., Palladium Equity Partners II-A, L.P. and Palladium Equity Investors II, L.P. pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided pursuant to Section 4(2) of the Act.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit No.        Description
     -----------        -----------

      3.1(a) Certificate of Amendment of Certificate of Incorporation of Philipp Brothers Chemicals, Inc., dated November 30, 2000.*

     10.2 Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated November 30, 2000, between Philipp Brothers Chemicals, Inc. and PNC Bank National Association.*

     10.35 Stock Purchase Agreement, dated as of November 30, 2000, between Philipp Brothers Chemicals, Inc. and the Purchasers (as defined therein).*

     10.36 Stockholders' Agreement, dated as of November 30, 2000, among Philipp Brothers Chemicals, Inc., the Investor Stockholders (as defined therein) and Jack C. Bendheim.*

----------
* Filed as an Exhibit to the registrant's Current Report on Form 8-K, dated November 30, 2000, filed with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      The registrant filed a Current Report on Form 8-K dated November 30, 2000, as amended by a Current Report on Form 8-K/A dated February 2, 2001, reporting under Item 2 the acquisition of assets relating to the Medicated Feed Additives business of Pfizer Inc. and certain of its subsidiaries. The financial statements reported in Item 7 of said Form 8-K/A were: (a) statements of assets acquired as of December 31, 1999 and 1998, and the related statements of revenues and operating expenses for the years ended December 31, 1999, 1998 and 1997, and (b) the following pro forma condensed consolidated financial statements (unaudited) of the registrant giving effect to the acquisition: pro forma balance sheet as of September 30, 2000, and pro forma income statements for the year ended June 30, 2000 and for the three months ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Philipp Brothers Chemicals, Inc.


Date: February 13, 2001                   By: /s/ David Storbeck
                                             ------------------------------
                                             David Storbeck,
                                             Chief Financial Officer


Date: February 13, 2001                   By: /s/ Joseph Katzenstein
                                             ------------------------------
                                             Joseph Katzenstein, Treasurer
                                             and Secretary

                                  EXHIBIT INDEX

     Exhibit No.        Description
     ----------         -----------

      3.1(a) Certificate of Amendment of Certificate of Incorporation of Philipp Brothers Chemicals, Inc., dated November 30, 2000.*

      10.2 Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated November 30, 2000, between Philipp Brothers Chemicals, Inc. and PNC Bank National Association.*

      10.35 Stock Purchase Agreement, dated as of November 30, 2000, between Philipp Brothers Chemicals, Inc. and the Purchasers (as defined therein).*

      10.36 Stockholders' Agreement, dated as of November 30, 2000, among Philipp Brothers Chemicals, Inc., the Investor Stockholders (as defined therein) and Jack C. Bendheim.*
----------
* Filed as an Exhibit to the registrant's Current Report on Form 8-K, dated November 30, 2000, filed with the Securities and Exchange Commission.