Form 10-Q
period 2001-03-31
PHILIPP BROTHERS CHEMICALS INC
filed 2001-05-15
CIK 1069899

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

                  For the quarterly period ended March 31, 2001

                                       OR

           | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                        Commission File Number 333-64641

                                   ----------

                        Philipp Brothers Chemicals, Inc.
             (Exact name of registrant as specified in its charter)

              New York                                         13-1840497
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

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

                  Yes |X|                             No | |

Number of shares of each class of common stock outstanding as of May 1, 2001:

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I    FINANCIAL INFORMATION (UNAUDITED)

      Item 1. Condensed Financial Statements 3
              Condensed Consolidated Balance Sheets ....................   4

              Condensed Consolidated Statements of Operations
                and Comprehensive Income ...............................   5
              Condensed Consolidated Statements of Changes in
                Stockholders' Equity ...................................   6
              Condensed Consolidated Statements of Cash Flows ..........   7
              Notes to Condensed Consolidated Financial Statements .....   8

      Item 2. Management's Discussion and Analysis of Financial

              Condition and Results of Operations ......................  22
      Item 3. Quantitative and Qualitative Disclosures
                About Market Risk ......................................  27

PART II OTHER INFORMATION

      Item 5. Other Information ........................................  28
      Item 6. Exhibits and Reports on Form 8-K .........................  28

SIGNATURES .............................................................  29

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)

                                                                                        March 31,             June 30,
                                                                                           2001                 2000
                                                                                        ---------            ---------
                                     Assets
CURRENT ASSETS:
   Cash and cash equivalents ......................................................     $  15,084            $   2,403
   Trade receivables, less allowance for doubtful accounts of $869
     at March 31, 2001 and $756 at June 30, 2000 ..................................        79,626               79,376
   Other receivables ..............................................................         4,829                8,479
   Inventories ....................................................................       102,289               50,405
   Prepaid expenses and other current assets ......................................        14,100                9,098
                                                                                        ---------            ---------
   TOTAL CURRENT ASSETS ...........................................................       215,928              149,761
PROPERTY, PLANT AND EQUIPMENT, NET ................................................        98,204               76,180
INTANGIBLES .......................................................................         6,049                6,297
OTHER ASSETS ......................................................................        27,867               26,213
                                                                                        ---------            ---------
                                                                                        $ 348,048            $ 258,451
                                                                                        =========            =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Cash overdraft .................................................................     $   4,805            $   2,120
   Loans payable to banks .........................................................        62,900                8,650
   Current portion of long-term debt ..............................................         3,639                2,296
   Accounts payable ...............................................................        38,735               32,642
   Accrued expenses and other current liabilities .................................        36,367               24,157
                                                                                        ---------            ---------
     TOTAL CURRENT LIABILITIES ....................................................       146,446               69,865

LONG-TERM DEBT ....................................................................       131,690              139,722
OTHER LIABILITIES .................................................................        10,478               13,282
                                                                                        ---------            ---------
     TOTAL LIABILITIES ............................................................       288,614              222,869
                                                                                        ---------            ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
   Series B and C preferred stock .................................................        47,250                   --
   Common stock ...................................................................         1,226                3,513
   Common stock of subsidiary .....................................................            95                  451
                                                                                        ---------            ---------
     TOTAL REDEEMABLE SECURITIES ..................................................        48,571                3,964
                                                                                        ---------            ---------
STOCKHOLDERS' EQUITY:
   Series A preferred stock .......................................................           521                  521
   Common stock ...................................................................             2                    2
   Paid-in capital ................................................................           878                  878
   Retained earnings ..............................................................        16,780               32,808
   Accumulated other comprehensive loss ...........................................        (7,318)              (2,591)
                                                                                        ---------            ---------
     TOTAL STOCKHOLDERS' EQUITY ...................................................        10,863               31,618
                                                                                        ---------            ---------
                                                                                        $ 348,048            $ 258,451
                                                                                        =========            =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                 OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
                                 (In Thousands)

                                              Three Months Ended         Nine Months Ended
                                                   March 31,                 March 31,
                                              2001          2000         2001         2000
                                            --------      --------     --------     --------
NET SALES ...............................   $ 102,203    $  79,443    $ 255,329    $ 226,661

COST OF GOODS SOLD ......................      75,312       57,934      188,912      163,992
                                            ---------    ---------    ---------    ---------
   GROSS PROFIT .........................      26,891       21,509       66,417       62,669

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES .............................      25,575       18,856       66,083       55,887
                                            ---------    ---------    ---------    ---------
   OPERATING INCOME .....................       1,316        2,653          334        6,782

OTHER:

   Interest expense .....................       5,183        3,777       13,202       10,765

   Interest income ......................          16         (292)        (387)        (467)

   Other expense, net ...................       1,137          743        1,234        2,778

   Gain from property damage claim ......          --         (550)          --         (550)

   Gain from sale of asset ..............          --      (14,195)          --      (14,195)
                                            ---------    ---------    ---------    ---------
   (LOSS) INCOME BEFORE INCOME
      TAXES .............................      (5,020)      13,170      (13,715)       8,451

(BENEFIT) PROVISION FOR INCOME
  TAXES .................................      (1,171)       3,687       (4,129)       1,699
                                            ---------    ---------    ---------    ---------
   NET (LOSS) INCOME ....................      (3,849)       9,483       (9,586)       6,752

OTHER COMPREHENSIVE (LOSS)

   Loss on derivative instruments .......        (168)          --           --           --

   Change in foreign currency translation
     adjustment .........................      (3,955)      (1,087)      (4,727)        (177)
                                            ---------    ---------    ---------    ---------
   COMPREHENSIVE (LOSS) INCOME ..........   $  (7,972)   $   8,396    $ (14,313)   $   6,575
                                            =========    =========    =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (Unaudited)
            For the Three Months and Nine Months Ended March 31, 2001
                                 (In Thousands)

                                           Preferred Stock    Common Stock                   Accumulated
                                           ---------------   -----------------                  Other
                                                 Class       Class     Paid-in   Retained   Comprehensive
                                    Series A      "A"         "B"      Capital   Earnings   Income (loss)    Total
                                    --------    --------    --------   --------  ---------  --------------  --------
BALANCE,
   JULY  1, 2000 ................    $    521    $      1    $      1   $    878   $ 32,808    $ (2,591)    $ 31,618
   Foreign currency
     translation adjustment .....                                                                (1,161)      (1,161)
   Net loss .....................          --          --          --         --     (3,119)         --       (3,119)
                                     --------    --------    --------   --------   --------    --------     --------
BALANCE,
   SEPTEMBER 30, 2000 ...........    $    521    $      1    $      1   $    878   $ 29,689    $ (3,752)    $ 27,338
                                     ========    ========    ========   ========   ========    ========     ========
   Accretion of redeemable
     preferred securities to fair
     market value ...............          --          --          --         --     (4,192)         --       (4,192)

   Dividends on series B and C
     redeemable preferred stock .          --          --          --         --       (563)         --         (563)
   Gain on derivative
     instruments ................          --          --          --         --         --         168          168

   Foreign currency translation
     adjustment .................          --          --          --         --         --         389          389

   Net loss .....................          --          --          --         --     (2,618)         --       (2,618)
                                     --------    --------    --------   --------   --------    --------     --------
BALANCE,
   DECEMBER 31, 2000 ............    $    521    $      1    $      1   $    878   $ 22,316    $ (3,195)    $ 20,522
                                     ========    ========    ========   ========   ========    ========     ========
   Dividends on series B and C
     redeemable preferred stock ..         --          --          --         --     (1,687)         --       (1,687)

   Loss on derivative
     instruments ................          --          --          --         --         --        (168)        (168)

   Foreign currency translation
     adjustment .................          --          --          --         --         --      (3,955)      (3,955)

   Net loss .....................          --          --          --         --     (3,849)         --       (3,849)
                                                                        --------   --------    --------     --------
BALANCE,
MARCH 31, 2001 ..................    $    521    $      1    $      1   $    878   $ 16,780    $ (7,318)    $ 10,863
                                     ========    ========    ========   ========   ========    ========     ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Nine Months Ended March 31, 2001 and 2000
                                 (In Thousands)

                                                                          2001        2000
                                                                        --------    --------
OPERATING ACTIVITIES:
   Net (loss) income ................................................   $ (9,586)   $  6,752
   Adjustments to reconcile net (loss) income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization .................................     10,256       9,223
      Gain from property damage claim ...............................         --        (550)
      Gain from sale of asset .......................................         --     (14,195)
      Other .........................................................     (2,038)     (3,258)
      Changes in operating assets and liabilities:
        Accounts receivable .........................................      1,138       5,165
        Inventories .................................................     (1,202)    (10,779)
        Prepaid expenses and other current assets ...................        854         184
        Other assets ................................................     (3,165)       (805)
        Accounts payable ............................................      5,683      (2,520)
        Accrued expenses and other current liabilities ..............       (360)         (8)
                                                                        --------    --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .........      1,580     (10,791)
                                                                        --------    --------
INVESTING ACTIVITIES:
   Capital expenditures .............................................    (10,326)    (13,921)
   Acquisition of a business ........................................    (51,700)         --
   Proceeds from property damage claim ..............................         --         872
   Proceeds from sale of assets .....................................         37      18,700
   Other investing ..................................................       (494)     (3,000)
                                                                        --------    --------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .........    (62,483)      2,651
                                                                        --------    --------
FINANCING ACTIVITIES:
   Cash overdraft ...................................................      3,344       1,845
   Net increase in short-term debt ..................................     25,485       2,076
   Proceeds from long-term debt .....................................      1,578      19,249
   Proceeds from issuance of redeemable preferred stock .............     45,000          --
   Payments of long-term debt .......................................       (836)    (11,414)
   Other financing ..................................................       (942)         62
                                                                        --------    --------
        NET CASH PROVIDED BY FINANCIAL ACTIVITIES ...................     73,629      11,818
                                                                        --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................        (45)         --
                                                                        --------    --------
        NET INCREASE IN CASH AND CASH EQUIVALENTS ...................     12,681       3,678

CASH AND CASH EQUIVALENTS at beginning of period ....................      2,403       2,308
                                                                        --------    --------
        CASH AND CASH EQUIVALENTS at end of period ..................   $ 15,084    $  5,986
                                                                        ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months and nine months ended March 31, 2001 and 2000.

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

      Certain prior year amounts in the accompanying condensed consolidated financial statements and related notes have been reclassified to conform to the fiscal 2001 presentation. Such reclassifications include a reclassification of customer rebates of $1,132 and $3,561 for the three months and nine months ended March 31, 2000, respectively, from selling, general and administrative expenses to net sales on the consolidated statements of operations and comprehensive income, as a result of the adoption of the Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives."

      The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on July 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risks and foreign currency options as a means of hedging forecasted operating costs. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. During the quarter ended March 31, 2001, the Company's foreign currency options have been designated and qualify as cash flow hedges under the criteria of SFAS 133. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. The Company's foreign currency forward contracts and commodity derivatives did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of July 1, 2000 was not material. The Company recorded a net loss of $168 in other comprehensive income for foreign currency options, a net loss of $147 in cost of goods sold for commodity contracts and a net loss of $567 in other expense for the foreign currency forward contracts and the ineffective portion of the option contracts for the three month period ended March 31, 2001 and net losses of $0 and $143 and a net gain of $60, respectively, for the nine months ended March 31, 2001.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", which provides guidelines in applying generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC issued an interpretive release to SAB 101, clarifying certain of its positions on revenue recognition. The SAB is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999, or as of April 1, 2001 in the Company's case. The Company anticipates recording the effect of adoption of SAB 101 as a cumulative effect adjustment, retroactive to July 1, 2000, however, the Company continues to assess the impact of the SEC's interpretive release and the amount of the cumulative effect adjustment will not be known until the fourth fiscal quarter.

      In October 2000, the Emerging Issues Task Force ("EITF") issued guidance on how to classify certain revenues and costs in a company's financial statements. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" requires that companies classify all amounts billed to customers related to shipping and handling costs as revenue. This statement will be effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999 and is not expected to have any effect on the financial statements.

      The results of operations for the three months and nine months ended March 31, 2001 and 2000 may not be indicative of results for the full year.

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

      The purchase price of $74,434 (including cost of acquisition) was paid with cash of $51,700 and the issuance of a promissory note to Pfizer for $22,734, which matures in 2003 with interest payable semi-annually in arrears at 13%. The purchase price continues to be subject to finalization based on certain working capital adjustments under the agreement. The Company financed the $51,700 cash payment through the issuance of $40,808 of redeemable preferred securities ($45,000 of redeemable preferred securities, less costs connected with the issue of those securities of $4,192), and the remainder was financed through an amendment to existing bank credit facilities. In addition, under the terms of the purchase agreement, the Company is required to pay Pfizer contingent purchase price based on a percentage of future net revenues of a particular product. The term of the contingent payments is five years from November 30, 2000. The maximum contingent purchase price due under this arrangement is limited to $55,000, with a maximum annual payment of $12,000. Contingent purchase price paid will be allocated to related production equipment and product intangibles and the Company accrued $3,406 under this arrangement as of March 31, 2001. In addition, the Company is required to pay Pfizer contingent purchase price up to a maximum of $10,000 over five years on other products based on certain gross profit levels of the MFA business. No amounts have been accrued under this arrangement.

      The acquisition was accounted for in accordance with the purchase method and results of the MFA business have been included since the date of acquisition. The purchase price has been preliminarily allocated to inventory and property, plant, and equipment. Property, plant and equipment includes two facilities, Rixensart, Belgium and Guarulhols, Brazil. Following the closing, the Company is operating under a supply agreement with Pfizer in respect of the manufacturing facility in Belgium pending regulatory approval of the transfer of title. In addition, the transfer of employees in Belgium is also pending such regulatory approval and is also pending further negotiations of the settlement of the pensions. The Company expects the transfer of pension obligations to be fully funded by Pfizer. The final allocation of the purchase price and the determination of the useful lives of the long-term assets acquired will be based on an independent valuation to be completed prior to the Company's fiscal 2001 year end.

      The unaudited consolidated results of operations on a pro-forma basis as if such acquisition had occurred at the beginning of the nine-month periods being reported are as follows.

                                                   Nine Months Ended
                                                       March 31,
                                                   2001         2000
                                                 --------     --------
          Net sales                              $305,940     $348,433
          Net (loss) income                       (10,243)      18,386

      The impact of purchase price adjustments to the inventory acquired from Pfizer increased the net loss in 2001 by $3,335.

3. Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods; however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at March 31, 2001 and June 30, 2000 consist of the following:

                                                  March 31,     June 30,
                                                    2001         2000
                                                  --------      -------
          Raw materials                           $ 27,117      $21,457
          Work-in-process                            2,832        5,340
          Finished goods                            72,340       23,608
                                                  --------      -------
                                                  $102,289      $50,405
                                                  ========      =======

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

      The  Company  and its  subsidiaries  are party to a number  of claims  and lawsuits arising in the normal course of business, including patent infringement, product liability and governmental regulation concerning environmental and other matters. Certain of these actions seek damages in various amounts.

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

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,737 as of March 31, 2001, which is included in current and long-term liabilities.

5. Business Segments

      The Company operates in two business segments: AgChem and Industrial Chemicals. The AgChem segment manufactures and markets a variety of animal nutrition and health products, copper based fungicides and growth regulators. The MFA business is included in the AgChem segment. The Industrial Chemicals segment manufactures and markets a number of specialty organic and inorganic intermediate chemicals for use in a broad variety of industrial chemical applications. The Company aggregates certain operating segments into its reportable segments. Management evaluates the performance of its operating segments and allocates resources based on operating income. Transfers between segments are priced at amounts that include a manufacturing profit except that transfers of $2,751 and $2,014 for the three months ended March 31, 2001 and 2000, respectively, and $9,215 and $6,157 for the nine months ended March 31, 2001 and 2000, respectively, from the Industrial

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

Chemicals group to the AgChem group are recorded at the cost of product transferred. Other includes corporate expenses and elimination of intersegment revenues.

                                                        Industrial
                                              AgChem    Chemicals
                                              Group       Group     Other          Total
                                             --------   ---------  --------       --------
Three Months Ended March 31, 2001
Revenues - external customers .............  $ 68,049   $ 34,154   $     --       $102,203
         - intersegment ...................     1,622      5,847     (7,469)             0
                                             --------   --------   --------       --------
Total revenues ............................  $ 69,671   $ 40,001   $ (7,469)      $102,203
                                             ========   ========   ========       ========
Operating income (loss) ...................  $  3,113   $    479   $ (2,276)(1)   $  1,316
                                             ========   ========   ========       ========

----------
(1) Represents corporate expenses and intercompany profit eliminations.

                                                        Industrial
                                              AgChem    Chemicals
                                              Group       Group      Other       Total
                                             --------   ---------  --------     -------
Three Months Ended March 31, 2000
Revenues - external customers .............   $43,892   $35,551   $    --       $79,443
         - intersegment ...................       806     4,652    (5,458)            0
                                              -------   -------   -------       -------
Total revenues ............................   $44,698   $40,203   $(5,458)      $79,443
                                              =======   =======   =======       =======
Operating income (loss) ...................   $ 2,989   $ 1,842   $(2,178)(2)   $ 2,653
                                              =======   =======   =======       =======

----------
(2) Represents corporate expenses and intercompany profit eliminations.

                                                        Industrial
                                              AgChem    Chemicals
                                              Group       Group     Other          Total
                                             --------   ---------  --------       --------
Nine Months Ended March 31, 2001
Revenues - external customers .............  $156,272   $ 99,057        $--       $255,329
         - intersegment ...................     3,896     18,025    (21,921)             0
                                             --------   --------   --------       --------
Total revenues ............................  $160,168   $117,082   $(21,921)      $255,329
                                             ========   ========   ========       ========
Operating income (loss) ...................  $  5,634   $  2,257   $ (7,557)(1)   $    334
                                             ========   ========   ========       ========

----------
(1) Represents corporate expenses and intercompany profit eliminations.

                                                        Industrial
                                              AgChem    Chemicals
                                              Group       Group     Other          Total
                                             --------   ---------  --------       --------
Nine Months Ended March 31, 2000
Revenues - external customers .............  $122,573   $104,088   $     --       $226,661
         - intersegment .................       3,654     15,521    (19,175)             0
                                             --------   --------   --------       --------
Total revenues ............................  $126,227   $119,609   $(19,175)      $226,661
                                             ========   ========   ========       ========
Operating income (loss) ...................  $  6,126   $  7,687   $ (7,031)(2)   $  6,782
                                             ========   ========   ========       ========

----------
(2) Represents corporate expenses and intercompany profit eliminations.

6. Credit Facility

      In connection with the MFA acquisition, the Company has amended its existing $35,000 revolving credit facility with PNC Bank to increase the facility to $70,000 and to provide for an additional $15,000 facility for capital expenditure spending. The Company, under the amended credit agreement, may choose between two interest options: (i) base rate, as defined and

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

(ii) Euro Rate, as defined, plus 21/4% - 3% per annum, depending on the Company's operating performance and whether the drawdowns are under the revolving credit facility or the capital expenditure facility. The facilities have a maturity date of three years from December 1, 2000 and required the grant of security interests in substantially all the Company's domestic assets as well as certain of the capital stock of the Company's foreign subsidiaries. Due to the nature and terms of the amended credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lock box arrangement, all borrowings against this facility are now classified as a current liability.

7. Redeemable Preferred Stock

      Redeemable preferred securities were issued on November 30, 2000 to Palladium Equity Partners LLC and related entities ("Palladium") as follows:

            Preferred B - $25,000 - 25,000 shares

            Preferred C - $20,000 - 20,000 shares

      The redeemable preferred stock is entitled to cumulative cash dividends, payable semi-annually, at 15% per annum of the liquidation value. The liquidation value of the Preferred B stock is an amount equal to $1 per share plus all accrued and unpaid dividends (the "Liquidation Value"). The redeemable Preferred C stock is entitled to the Liquidation Value plus a percentage of the equity value of the Company, as defined in the amended Certificate of Incorporation. The equity value is calculated as a multiple of the earnings before interest, tax, depreciation and amortization ("EBITDA") of the combined Company business ("Equity Value"). The Company may, at the date of the annual closing anniversary, redeem the Preferred B stock, in whole or in part at the Liquidation Value, for cash, provided that if Preferred B is redeemed separately from the Preferred C, then the Preferred B must be redeemed for the Liquidation Value plus an additional amount which would generate an internal rate of return of 20% to Palladium on the Preferred B investment. Redemption in part of Preferred B is only available if at least 50% of the outstanding Preferred B is redeemed. On the third closing anniversary and on each closing anniversary thereafter, the Company may redeem for cash only in whole the Preferred C, at the Liquidation Value plus the Equity Value payment.

      At any time after the redemption of the Company's Senior Subordinated Notes due 2008, Palladium shall have the right to require the Company to redeem for cash the Preferred B at the Liquidation Value and the Preferred C at the Liquidation Value plus the Equity Value payment.

      The redeemable preferred securities were initially recorded at $40,808, representing proceeds of $45,000, net of costs of issuance of $4,192. The Company has recorded a charge of $4,192 to retained earnings to reflect the accretion of the preferred securities to their fair market value as at the closing date. Dividends of $2,250 have been accrued on the preferred securities and charged to retained earnings as of March 31, 2001. No equity value accretion was required as of March 31, 2001 under the applicable formula.

      In addition, an annual management advisory fee of $2,250 is payable to Palladium until all of the Preferred B and Preferred C shares are redeemed. Payments are made quarterly in advance.

8. Subsequent Event

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm, Inc. ("Nufarm"), a U.S. subsidiary of Nufarm Limited, a publicly listed Australian based company. The effective date was May 1, 2001 and the sale included inventory and intangible assets to Nufarm. The sale did not include plant, equipment, and other manufacturing assets. The Company also entered into a five-year agreement to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant.

      The sales price was $16,000, of which $14,775 was paid in cash plus a note for $1,225 payable on June 30, 2001. Additionally, the purchase price will be adjusted upward or downward for any inventory in excess or less than the amount of inventory at June 30, 2000.

      The parties are involved in ongoing discussions relating to the sale of Agtrol's European operations.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (Continued)
                                 (In Thousands)

9. Condensed Consolidating Financial Statements

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

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                              AS OF MARCH 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries      Consolidation  Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors      Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
                      Assets
Current Assets:
Cash and cash equivalents ......................       $   2,007        $     473        $  12,604                        $  15,084
Trade receivables ..............................           5,251           36,992           37,383                           79,626
Other receivables ..............................           1,445              435            2,949                            4,829
Inventory ......................................           2,987           59,678           39,624                          102,289
Prepaid expenses and other .....................           6,909            3,700            3,491                           14,100
                                                       -----------------------------------------------------------------------------
     Total current assets ......................          18,599          101,278           96,051               --         215,928
                                                       -----------------------------------------------------------------------------
Property, plant & equipment, net ...............             694           29,074           68,436                           98,204
Intangibles ....................................              87            2,009            3,953                            6,049
Investment in subsidiaries .....................          66,467            1,530           (6,126)         (61,871)             --
Intercompany ...................................          78,946          (39,030)          (4,498)         (35,418)             --
Other assets ...................................          95,154          (69,531)           2,244                           27,867
                                                       -----------------------------------------------------------------------------
     Total assets ..............................       $ 259,947        $  25,330        $ 160,060        $ (97,289)      $ 348,048
                                                       =============================================================================

     Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft .................................       $      13        $   4,791        $       1                        $   4,805
Loan payable to banks ..........................          53,708               --            9,192                           62,900
Current portion of long term debt ..............           2,304              398              937                            3,639
Accounts payable ...............................           3,672           15,890           19,173                           38,735
Other loans payable ............................             688               --               --                              688
Accrued expenses and other .....................           9,485           15,386           10,808                           35,679
                                                       -----------------------------------------------------------------------------
     Total current liabilities .................          69,870           36,465           40,111               --         146,446
                                                       -----------------------------------------------------------------------------
Long term debt .................................         121,330          (52,674)          98,452          (35,418)        131,690
Other liabilities ..............................           2,100            4,543            3,835                           10,478

Redeemable securities:
Series B and C preferred stock .................          47,250               --               --                           47,250
Common stock ...................................           1,360               --             (134)                           1,226
Common stock of subsidiary .....................              --               95               --                               95
                                                       -----------------------------------------------------------------------------
                                                          48,610               95             (134)              --          48,571
                                                       -----------------------------------------------------------------------------
             Stockholders' Equity
Series A preferred stock .......................             521               --               --                              521
Common stock ...................................               2               32               --              (32)              2
Paid in capital ................................             878           33,941              100          (34,041)            878
Retained earnings ..............................          16,780            2,911           24,887          (27,798)         16,780
Accumulated other comprehensive
   income (loss) ...............................            (144)              17           (7,191)                          (7,318)
                                                       -----------------------------------------------------------------------------
     Total stockholders' equity ................          18,037           36,901           17,796          (61,871)         10,863
                                                       -----------------------------------------------------------------------------
     Total liabilities and equity ..............       $ 259,947        $  25,330        $ 160,060        $ (97,289)      $ 348,048
                                                       =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries      Consolidation  Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors      Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales ......................................       $   8,795        $  58,957        $  50,888        $ (16,437)       $102,203

Cost of goods sold .............................           7,156           43,864           40,729          (16,437)         75,312
                                                       -----------------------------------------------------------------------------
     Gross profit ..............................           1,639           15,093           10,159               --          26,891

Selling, general, and
   administrative expenses .....................           4,161           13,812            7,602                           25,575
                                                       -----------------------------------------------------------------------------

Operating (loss) income ........................          (2,522)           1,281            2,557               --           1,316

Interest expense ...............................           3,639              (71)           1,615                            5,183

Interest income ................................              (5)              (9)              30                               16

Other expense ..................................              29              340              768                            1,137

Intercompany allocation ........................          (4,699)           2,991            1,708                               --

Loss (profit) relating to subsidiaries .........           2,445               --               --           (2,445)             --
                                                       -----------------------------------------------------------------------------
(Loss) income before income taxes ..............          (3,931)          (1,970)          (1,564)           2,445          (5,020)

(Benefit) for income taxes .....................             (82)            (471)            (618)                          (1,171)
                                                       -----------------------------------------------------------------------------
Net (loss) income ..............................       $  (3,849)       $  (1,499)       $    (946)       $   2,445        $ (3,849)
                                                       =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries      Consolidation  Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors      Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales ......................................       $  25,439        $ 147,776        $ 114,376        $ (32,262)      $ 255,329

Cost of goods sold .............................          20,603          108,471           92,100          (32,262)        188,912
                                                       -----------------------------------------------------------------------------

Gross profit ...................................           4,836           39,305           22,276               --          66,417

Selling, general, and
   administrative expenses .....................          11,165           36,815           18,103                           66,083
                                                       -----------------------------------------------------------------------------

Operating (loss) income ........................          (6,329)           2,490            4,173               --             334

Interest expense ...............................           8,882              (10)           4,330                           13,202

Interest income ................................             (49)             (10)            (328)                            (387)

Other expense ..................................             150              336              748                            1,234

Intercompany allocation ........................         (11,594)           9,500            2,094                               --

Loss (profit) relating to subsidiaries .........           6,062               --               --           (6,062)             --
                                                       -----------------------------------------------------------------------------
(Loss) income before income taxes ..............          (9,780)          (7,326)          (2,671)           6,062         (13,715)

(Benefit) for income taxes .....................            (194)          (2,490)          (1,445)                          (4,129)
                                                       -----------------------------------------------------------------------------
Net (loss) income ..............................       $  (9,586)       $  (4,836)       $  (1,226)       $   6,062       $  (9,586)
                                                       =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries      Consolidation  Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors      Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income ..............................       $  (9,586)       $  (4,836)       $  (1,226)       $   6,062       $  (9,586)
Adjustments to reconcile net (loss)
      income to net cash (used in) provided
      by operating activities:
   Depreciation and amortization ...............             528            3,805            5,923                           10,256
   Other .......................................            (878)             320           (1,480)                          (2,038)
Changes in operating assets and
   liabilities:
Accounts receivable ............................             920            8,255           (8,037)                           1,138
Inventory ......................................             280           (9,834)           8,352                           (1,202)
Prepaid expenses and other .....................            (434)           2,910           (1,622)                             854
Other assets ...................................            (918)          (2,286)              39                           (3,165)
Intercompany ...................................          (3,517)           4,116            5,463           (6,062)             --
Accounts payable ...............................           1,532              573            3,578                            5,683
Accrued expenses and other .....................          (2,476)           1,491              625                             (360)
                                                       -----------------------------------------------------------------------------
Net cash (used in) provided by operating
      activities ...............................         (14,549)           4,514           11,615               --           1,580
                                                       -----------------------------------------------------------------------------
Investing activities:
Capital expenditures ...........................            (236)          (6,845)          (3,245)                         (10,326)
Acquisition of a business ......................         (51,700)              --               --                          (51,700)
Other investing ................................              --               --             (457)                            (457)
                                                       -----------------------------------------------------------------------------
Net cash used in investing activities ..........         (51,936)          (6,845)          (3,702)              --         (62,483)
                                                       -----------------------------------------------------------------------------
Financing activities:
Cash overdraft .................................            (145)           3,489               --                            3,344
Net increase in short term debt ................          24,592               --              893                           25,485
Proceeds from long term debt ...................              --               26            1,552                            1,578
Proceeds from issuance of
   redeemable preferred stock ..................          45,000               --               --                           45,000
Payments of long term debt .....................             (24)            (806)              (6)                            (836)
Other financing ................................            (942)              --               --                             (942)
                                                       -----------------------------------------------------------------------------
Net cash provided by financing activities ......          68,481            2,709            2,439               --          73,629
                                                       -----------------------------------------------------------------------------
Effect of exchange rate changes
   on cash .....................................              --               (4)             (41)                             (45)
                                                       -----------------------------------------------------------------------------
Net increase in cash and cash equivalents ......           1,996              374           10,311               --          12,681
Cash and cash equivalents at
   beginning of year ...........................              11               99            2,293                            2,403
                                                       -----------------------------------------------------------------------------
Cash and cash equivalents at end
   of year .....................................       $   2,007        $     473        $  12,604         $     --       $  15,084
                                                       =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                                AS OF JUNE 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries      Consolidation  Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors      Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
                     Assets
Current Assets:

Cash and cash equivalents ......................       $      11        $      99        $   2,293                        $   2,403
Trade receivables ..............................           6,172           45,378           27,826                           79,376
Other receivables ..............................           4,855              550            3,074                            8,479
Inventory ......................................           3,267           25,072           22,066                           50,405
Prepaid expenses and other .....................           3,065            2,443            3,590                            9,098
                                                       -----------------------------------------------------------------------------
      Total current assets .....................          17,370           73,542           58,849               --         149,761
                                                       -----------------------------------------------------------------------------

Property, plant & equipment, net ...............             702           25,032           50,446                           76,180
Intangibles ....................................              87            2,292            3,918                            6,297
Investment in subsidiaries .....................          78,028            1,533           (6,129)         (73,432)             --
Intercompany ...................................          63,874          (32,463)           3,197          (34,608)             --
Other assets ...................................          15,236            8,542            2,435                           26,213
                                                       -----------------------------------------------------------------------------
      Total assets .............................       $ 175,297        $  78,478        $ 112,716        $(108,040)      $ 258,451
                                                       =============================================================================

    Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft .................................       $     158        $   1,302        $     660                        $   2,120
Loan payable to banks ..........................              --               --            8,650                            8,650
Current portion of long term debt ..............              31              893            1,372                            2,296
Accounts payable ...............................           2,140           14,999           15,503                           32,642
Accrued expenses and other .....................           3,892           13,118            7,147                           24,157
                                                       -----------------------------------------------------------------------------
      Total current liabilities ................           6,221           30,312           33,332               --          69,865
                                                       -----------------------------------------------------------------------------
Long term debt .................................         130,600            1,435           42,295          (34,608)        139,722
Other  liabilities .............................           2,022            4,431            6,829                           13,282

Redeemable Securities:
Common stock ...................................           2,389               --            1,124                            3,513
Common stock of subsidiary .....................              --              451               --                              451
                                                       -----------------------------------------------------------------------------
                                                           2,389              451            1,124               --           3,964
                                                       -----------------------------------------------------------------------------
            Stockholders' Equity
Series A preferred stock .......................             521               --               --                              521
Common stock ...................................               2               32               --              (32)              2
Paid in capital ................................             878           34,040               --          (34,040)            878
Retained earnings ..............................          32,808            7,747           31,613          (39,360)         32,808
Accumulated other comprehensive
   income (loss) ...............................            (144)              30           (2,477)                          (2,591)
                                                       -----------------------------------------------------------------------------
      Total stockholders' equity ...............          34,065           41,849           29,136          (73,432)         31,618
                                                       -----------------------------------------------------------------------------
      Total liabilities and equity .............       $ 175,297        $  78,478        $ 112,716        $(108,040)      $ 258,451
                                                       =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries      Consolidation  Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors      Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales ......................................       $   9,066        $  45,540        $  34,127        $  (9,290)      $  79,443

Cost of goods sold .............................           7,389           34,555           25,280           (9,290)         57,934
                                                       -----------------------------------------------------------------------------
Gross profit ...................................           1,677           10,985            8,847               --          21,509

Selling, general, and
   administrative expenses .....................           3,801            9,837            5,218                           18,856
                                                       -----------------------------------------------------------------------------
Operating (loss) income ........................          (2,124)           1,148            3,629               --           2,653

Interest expense ...............................           2,223               75            1,479                            3,777

Interest income ................................              (5)              --             (287)                            (292)

Other expense ..................................              --               --              743                              743

Gain from property damage claim ................              --             (550)              --                             (550)

Gain from sale of asset ........................              --               --          (14,195)                         (14,195)

Intercompany allocation ........................          (2,757)           2,757               --                               --

(Profit) loss relating to subsidiaries .........         (11,292)              --               --           11,292              --
                                                       -----------------------------------------------------------------------------
Income (loss) income before
   income taxes ................................           9,707           (1,134)          15,889          (11,292)         13,170

(Benefit) provision for income taxes ...........            (211)            (259)           4,157               --           3,687
                                                       -----------------------------------------------------------------------------
Net income (loss) ..............................       $   9,918        $    (875)       $  11,732        $ (11,292)      $   9,483
                                                       =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries      Consolidation  Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors      Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales ......................................       $  26,511        $ 125,915        $ 101,684        $ (27,449)      $ 226,661

Cost of goods sold .............................          21,421           95,099           74,921          (27,449)        163,992
                                                       -----------------------------------------------------------------------------
Gross profit ...................................           5,090           30,816           26,763               --          62,669

Selling, general, and
   administrative expenses .....................          10,283           28,385           17,219                           55,887
                                                       -----------------------------------------------------------------------------

Operating (loss) income ........................          (5,193)           2,431            9,544               --           6,782

Interest expense ...............................           6,102              193            4,470                           10,765

Interest income ................................             (17)              (1)            (449)                            (467)

Other expense ..................................            (912)              --            3,690                            2,778

Gain from property damage claim ................              --             (550)              --                             (550)

Gain from sale of asset ........................              --               --          (14,195)                         (14,195)

Intercompany allocation ........................          (7,969)           7,969               --                               --

(Profit) loss relating to subsidiaries .........          (8,590)              --               --            8,590              --
                                                       -----------------------------------------------------------------------------
Income (loss) income before
   income taxes ................................           6,193           (5,180)          16,028           (8,590)          8,451

(Benefit) provision for income taxes ...........            (994)          (1,724)           4,417               --           1,699
                                                       -----------------------------------------------------------------------------
Net income (loss) ..............................       $   7,187        $  (3,456)       $  11,611        $  (8,590)      $   6,752
                                                       =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries      Consolidation  Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors      Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss) ..............................       $   7,187        $  (3,456)       $  11,611        $  (8,590)      $   6,752
Adjustments to reconcile net (loss) income
      to net cash (used in) provided by
      operating activities:
   Depreciation and amortization ...............             405            3,329            5,489                            9,223
   Gain from property damage claim .............              --             (550)              --                             (550)
   Gain from sale of asset .....................              --               --          (14,195)                         (14,195)
   Other .......................................           2,133             (467)          (4,924)                          (3,258)
Changes in operating assets and liabilities:
Accounts receivable ............................             248              914            4,003                            5,165
Inventory ......................................            (290)          (8,744)          (1,745)                         (10,779)
Prepaid expenses and other .....................          (2,440)             609            2,015                              184
Other assets ...................................              19             (595)            (229)                            (805)
Intercompany ...................................         (24,081)          18,847           (3,356)           8,590              --
Accounts payable ...............................            (162)             432           (2,790)                          (2,520)
Accrued expenses and other .....................           2,796           (6,602)           3,798                               (8)
                                                       -----------------------------------------------------------------------------
Net cash (used in) provided by
   operating activities ........................         (14,185)           3,717             (323)              --         (10,791)
                                                       -----------------------------------------------------------------------------
Investing activities:
Capital expenditures ...........................             (90)          (6,185)          (7,646)                         (13,921)
Proceeds from property damage claim ............              --              872               --                              872
Proceeds from sale of asset ....................              --               --           18,700                           18,700
Other investing ................................          (3,000)              --               --                           (3,000)
                                                       -----------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities ........................          (3,090)          (5,313)          11,054               --           2,651
                                                       -----------------------------------------------------------------------------
Financing activities:
Cash overdraft .................................             (75)             812            1,108                            1,845
Net increase in short term debt ................             229               74            1,773                            2,076
Proceeds from long term debt ...................          16,807            1,566              876                           19,249
Payments of long term debt .....................             (94)            (464)         (10,856)                         (11,414)
Other financing ................................              --               --               62                               62
                                                       -----------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities ........................          16,867            1,988           (7,037)              --          11,818
                                                       -----------------------------------------------------------------------------
Net (decrease) increase in cash
   and cash equivalents ........................            (408)             392            3,694                            3,678
Cash and cash equivalents at
   beginning of year ...........................             393              166            1,749                            2,308
                                                       -----------------------------------------------------------------------------
Cash and cash equivalents at
   end of year .................................       $     (15)       $     558        $   5,443        $      --       $   5,986
                                                       =============================================================================

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

      The purchase price for this acquisition was $74.4 million, of which $51.7 million was paid in cash with the remainder being financed through the issuance of a promissory note to Pfizer for $22.7 million. The note is payable in 2003 and bears interest at 13% payable semi-annually in arrears. The purchase price continues to be subject to finalization based on certain working capital adjustments under the agreement. The Company financed the $51.7 million cash payment through net cash proceeds of $40.8 million from the issuance of redeemable preferred securities (see Note 7 of the Notes to Condensed Consolidated Financial Statements) and the remainder through an amendment to existing bank credit facilities (see Note 6 of the Notes to Condensed Consolidated Financial Statements). In addition, under the terms of the purchase agreement, the Company is required to pay Pfizer contingent purchase price based on a percentage of future net revenues of a particular product. The term of the contingent payments is five years from November 30, 2000. The maximum contingent purchase price due under this arrangement is limited to $55.0 million, with a maximum annual payment of $12.0 million. In addition, the Company is required to pay Pfizer contingent payments to a maximum of $10.0 million over five years on other products based on certain gross profit levels of the MFA business.

      The acquisition was accounted for as a purchase and operating results have been included since the date of acquisition. The MFA business is included in the AgChem Segment for segment reporting purposes.

Subsequent Event

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. subsidiary to Nufarm Inc. (Nufarm), a U.S. subsidiary of Nufarm Limited, a publicly listed Australian based company. Agtrol develops, manufactures, and markets crop protection products, including copper fungicides. The effective date was May 1, 2001 and the sale included inventory and intangible assets to Nufarm. The sale did not include plant, equipment, and other manufacturing assets. The Company also entered into a five-year agreement to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant.

      The sales price was $16.0 million, of which $14.8 million was paid in cash with a note for $1.2 million payable on June 30, 2001. Additionally, the purchase price will be adjusted upward or downward for any inventory in excess or less than the amount of inventory at June 30, 2000. The proceeds will be used to pay down debt.

      The parties are involved in ongoing discussions relating to the sale of Agtrol's European operations.

Results of Operations

      The Company operates in two industry segments: AgChem and Industrial Chemicals.

                                                             Sales
                                                            ($000's)
                                          Three Months Ended        Nine Months Ended
                                               March 31,                March 31,
Operating Segments                         2001         2000         2001         2000
                                        ---------    ---------    ---------    ---------
  AgChem ............................   $  69,671    $  44,698    $ 160,168    $ 126,227
  Industrial Chemicals ..............      40,001       40,203      117,082      119,609
  Elimination of intersegment sales .      (7,469)      (5,458)     (21,921)     (19,175)
                                        ---------    ---------    ---------    ---------
                                        $ 102,203    $  79,443    $ 255,329    $ 226,661
                                        =========    =========    =========    =========

                                                       Operating Income
                                                           ($000's)
                                           Three Months Ended       Nine Months Ended
                                                March 31,               March 31,
Operating Segments                         2001        2000         2001          2000
                                        ---------    ---------    ---------    ---------
  AgChem ............................   $   3,113    $   2,989    $   5,634    $   6,126
  Industrial Chemicals ..............         479        1,842        2,257        7,687
  Corporate expenses and eliminations      (2,276)      (2,178)      (7,557)      (7,031)
                                        ---------    ---------    ---------    ---------
                                        $   1,316    $   2,653    $     334    $   6,782
                                        =========    =========    =========    =========

Comparison of Three Months Ended March 31, 2001 and 2000

      Net Sales. Net sales increased by $22.8 million, or 28.6% to $102.2 million in the three months ended March 31, 2001 as compared to the same period of the prior year. AgChem sales increased by $25.0 million, due to $27.6 million of sales from the newly acquired MFA business. This was partially offset by a $1.4 million reduction in sales of crop protection chemicals primarily due to a weather related delay in the California grape-growing season. Industrial Chemicals sales were lower by $.2 million. Lower sales volume of etchants due to the slowdown in the electronics industry was partially offset by increased demand for coal fly ash and higher recycling fees.

      Gross Profit. Gross profit increased by $5.4 million, or 25.0% to $26.9 million as compared to the same period of the prior year. In AgChem, gross profits generated by operations of the MFA business were $8.7 million. Gross profit (and operating income) of the MFA business would have been $4.6 million higher than reported if not for purchase price adjustments to the value of inventory acquired from Pfizer. Offsetting this was a reduction in gross profit from crop protection chemicals of $1.4 million, resulting from reduced sales and changes in product mix. Lower profits in the Industrial Chemicals segment were primarily due to the lower sales volume to the electronics industry as well as increased utility costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.7 million, or 35.6% to $25.6 million for the three months ended March 31, 2001 as compared to the same period of the prior year. $6.5 million of this increase relates to S,G&A expenses of the MFA business. A reduction in the repurchase value of redeemable common stock of a minority shareholder was partially offset by management advisory fees payable to Palladium in the 2001 period.

      Operating Income. Operating income decreased by $1.3 million to $1.3 million for the three months ended March 31, 2001 as compared to the same period of the prior year. Operating income of the AgChem segment increased by $.1 million as income generated by the MFA business of $2.2 million was substantially offset by reduced profitability from crop protection chemicals ($1.5 million). Operating income of the Industrial Chemicals segment was lower by $1.4 million primarily due to lower sales to the electronics industry, and higher utility and freight costs. Operating income would have been $4.6 million higher than reported if not for purchase price adjustments to the value of inventory acquired from Pfizer.

      Interest Expense, Net. Net interest expense increased by $1.7 million, to $5.2 million for the three months ended March 31, 2001 as compared to the same period of the prior year. The additional debt taken on as part of the financing of the MFA acquisition as well as increased borrowings under the amended credit facility with PNC Bank were the primary factors for the increase.

      Other  Expense,   Net.  Other  expense,  net  is  primarily  comprised  of
unrealized foreign currency losses.

      Income Taxes. The Company provides a benefit on interim period losses as it is anticipated that future earnings can be utilized to offset the tax benefit recorded in the current year. The effective tax rate for the quarter is lower than the U.S. statutory rate due to the relationship of each domestic and international subsidiaries' individual income or loss position to the statutory tax rates in each country.

Comparison of Nine Months Ended March 31, 2001 and 2000

      Net Sales. Net sales increased by $28.7 million, or 12.6% to $255.3 million in the nine months ended March 31, 2001 as compared to the same period of the prior year. AgChem sales increased by $33.9 million, primarily due to $38.0 million of sales from the MFA business. This was partially offset by a drop in sales of crop protection chemicals ($4.2 million) primarily due to a weather related delay in the sales in the third quarter of fiscal 2001 as well as heavier than normal sales volume during the second quarter of fiscal 2000 as one customer purchased additional product to meet its minimum purchase commitments for the calendar year. Sales to this customer during fiscal 2001 have followed a more normalized sales pattern. Industrial Chemicals sales were lower by $2.5 million primarily due to lower sales of calcium carbide ($3.8 million) as the continuing weak market negatively impacted both pricing and volume. In addition, sales of halogenated organic compounds were down $2.4 million due to the impact of competitive products from China. Offsetting these decreases were higher recycling fees ($1.9 million) and sales of coal fly ash ($2.3 million) as sales volume increased resulting from new supply contracts.

      Gross Profit. Gross profit increased by $3.7 million, or 6.0% to $66.4 million as compared to the same period of the prior year. In AgChem, gross profits generated by the MFA business were $12.3 million, which were partially offset by reduced profits from crop protection chemicals ($3.1 million). Gross profit (and operating income) of the MFA business would have been $5.7 higher than reported if not for purchase price adjustments to the value of inventory acquired from Pfizer. Lower profits in the Industrial Chemicals segment were primarily due to increased raw material and utility costs in the production of calcium carbide and dicyandiamide which, in conjunction with the reduced volume and pricing on calcium carbide, negatively impacted gross profit by $5.2 million. In addition, the lower sales of halogenated compounds, the weakening in the electronics industry, and higher utility costs more than offset the additional gross profit from coal fly ash and recycling fees.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.2 million, or 18.2% to $66.1 million for the nine months ended March 31, 2001 as compared to the same period of the prior year. This increase was primarily due to S,G&A expenses relating to the MFA business ($9.7 million), compensation expense associated with the separation of employment of a senior executive of the Company ($1.3 million), and additional warehousing and distribution costs associated with the increased sales of coal fly ash ($1.6 million). Offsetting these items were lower expenses ($1.9 million) at the Company's Norwegian subsidiary, primarily the result of cost containment measures taken over the past year. A reduction in the repurchase value of redeemable common stock of a minority shareholder was partially offset by management advisory fees payable to Palladium in the 2001 period.

      Operating Income. Operating income decreased by $6.4 million to $.3 million for the nine months ended March 31, 2001 as compared to the same period of the prior year. Operating income of the AgChem segment decreased by $.5 million. Income generated from the MFA business ($2.6 million) was offset by reduced profitability from crop protection chemicals ($2.5 million). Operating income of the Industrial Chemicals segment was lower by $5.4 million primarily due to lower profitability of dicyandiamide and calcium carbide ($3.2 million) and halogenated organic compounds ($1.2 million). In addition, the weakening electronics industry and increased freight and utility costs have adversely impacted the segment's profitability. Operating income would have been $5.7 million higher than reported if not for purchase price adjustments to the value of inventory acquired from Pfizer.

      Interest Expense, Net. Net interest expense increased by $2.5 million, or 24.4% to $12.8 million in the nine months ended March 31, 2001 as compared to the same period of the prior year. Increased average borrowings as well as higher interest rates were the primary factors for the increase.

      Other  Expense,   Net.  Other  expense,  net  is  primarily  comprised  of
unrealized foreign currency losses.

      Income Taxes. The Company provides a benefit on interim period losses as it is anticipated that future earnings can be utilized to offset the tax benefit recorded in the current year. The effective tax rate is lower than the U.S. statutory rate due to the relationship of each domestic and international subsidiaries' individual income or loss position to the statutory tax rates in each country.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Cash provided by operations for the nine months ended March 31, 2001 was $1.6 million. Included in this is $4.1 million as a final settlement from the Company's insurance carrier for business interruption and other reimbursable losses and expenses in connection with a fire, in April 1999, at its Bowmanstown, Pennsylvania facility.

      Net Cash Used in Investing Activities. Cash used in investing activities for the nine months ended March 31, 2001 was $62.5 million, primarily related to the MFA acquisition ($51.7 million). See Note 2 of the Notes to the Condensed Consolidated Financial Statements for details on the non-cash consideration for this acquisition. Capital expenditures of $10.3 million were primarily for improvements at the Company's ODDA (Norway) facility and expansion of the Company's coal fly ash operations.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended March 31, 2001 was $73.6 million, of which $45.0 million was received through the issuance of redeemable preferred securities and $24.0 million through utilization of the amended revolving credit facility with PNC Bank (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

      Liquidity. In connection with the MFA acquisition, the Company amended its loan agreement with PNC Bank, increasing the revolving credit portion of the facility to $70 million (from $35 million) and adding an additional $15 million facility for spending on capital expenditures. The Company may choose between two interest options: the base rate, as defined; and the Euro Rate, as defined, plus 21/4% to 3% per annum, depending on the Company's operating performance and whether the drawdowns are under the revolving credit facility or the capital expenditure facility. The agreement was effective December 1, 2000 and continues until November 30, 2003.

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

      As of March 31, 2001, the Company had $69.5 million of working capital compared to $79.9 million as of June 30, 2000. Inventories increased by $51.9 million from the fiscal year end, primarily due to inventory purchased as part of the MFA acquisition ($51.7 million). Due to the nature and terms of the amended revolving credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lockbox arrangement, all borrowings against this facility are now classified as a current liability. At March 31, 2001, the amount of credit extended under this agreement totaled $53.7 million and the Company had $12.1 million available under the borrowing base formula in this agreement.

      Cash on hand as of March 31, 2001 amounted to $15.1 million compared to $2.4 million at the fiscal year end. Much of the increase in cash results from the initial funding requirements for the international operations of the MFA business.

      Commencing with the fourth quarter of fiscal 2000, due to competitive market conditions, the Company extended payment terms on selected AgChem sales representing $6.7 million of revenues. These terms deferred cash inflows into the third and fourth quarters of fiscal 2001. As of March 31, 2001, $6.1 million of receivables is still outstanding relating to these revenues.

      The Company anticipates spending approximately $14 million for capital expenditures in the 2001 fiscal year for its existing business, principally for improvements at its ODDA facility and for expansion of its coal fly ash operations. Depending on actual future operating results, the Company may, if necessary, postpone certain expenditures that are considered discretionary.

      The Company believes that cash flows from operations and available borrowing arrangements should provide sufficient working capital to operate the Company's business, to make budgeted capital expenditures, and to service interest and current principal coming due on outstanding debt for the next twelve months.

Seasonality of Business

      The Company's sales of copper-based fungicides and other agricultural products included in the Agtrol business has been typically highest in the first and fourth fiscal quarters, and its sales of gibberellic acid, also part of the Agtrol business, has been highest in the fourth quarter, due to the seasonal nature of the agricultural industry. The Company's sales of finished chemicals to the wood treatment industry are typically highest in the first and fourth fiscal quarters due to the increased level of home construction during these periods. Additionally, sales of these products may be more concentrated in one of these quarters due to weather conditions.

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

Interest Rate Risk

      The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short term debt is considered to be representative of their fair value because of their short maturities. As of March 31, 2001, the fair value of the Company's senior subordinated debt was estimated based on quoted market rates to be $65.0 million and the related carrying amount is $100 million. A 100 basis point increase in interest rates could result in an approximately $5.4 million reduction in the fair value of total debt.

Foreign Currency Exchange Rate Risk

      A significant portion of the financial results of the Company is derived from activities conducted outside the U.S. and denominated in currencies other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Exchange rate risks are reduced, however, by the diversity of the Company's foreign operations and the fact that international activities are not concentrated in any single non-U.S. currency. Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. The Company covers known and anticipated operating exposures by using purchased foreign currency exchange option and forward contracts. The primary currencies for which the Company has foreign currency exchange rate exposure are the Euro, Brazilian real, Belgian franc, and Japanese yen.

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At March 31, 2001, the fair market value was equal to their carrying amount due to the Company's adoption of SFAS 133 at July 1, 2000 which requires that all derivatives be recorded on the balance sheet at fair value.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At March 31, 2001, the contract values of these letters of credit and surety bonds were $1.4 million and their fair values did not differ materially from their carrying amount.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. At March 31, 2001, the fair market value was equal to their carrying value due to the Company's adoption of SFAS 133 at July 1, 2000 which requires that all derivatives be recorded on the balance sheet at fair value.

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

                          PART II -- Other Information

Item 5. Other Information.

      On May 4, 2001, the Company agreed to sell certain of the assets of its Agtrol International division ("Agtrol") fungicide business to Nufarm Limited, an Australian public company ("Nufarm"). Agtrol develops, manufactures and markets crop protection products, including copper fungicides. The sale of the U.S. operations of the Agtrol division and the contemplated sale of the Agtrol European operations (as discussed below) includes Agtrol's products, trademarks and other intellectual property, inventory and commercial relationships. The Company is retaining ownership of all Agtrol receivables, copper know-how and its plants, equipment and other manufacturing assets, including its plants in Sumter, South Carolina and Bordeaux, France. The Company has agreed to supply 100% of Nufarm's requirements of copper fungicide products from the Company's Sumter and Bordeaux plants. The sale of the United States assets of Agtrol was effective as of May 1, 2001 for a purchase price of $15,999,990, of which the Company received $14,775,000 in cash at the closing and the remaining $1,224,990 in the form of a note of Nufarm, Inc., a subsidiary of Nufarm, payable on June 30, 2001. The purchase price will be adjusted upward or downward for inventory of Agtrol in excess of or less than the amount of inventory at June 30, 2000. In addition to the U. S. asset sale, the Company has agreed to sell certain of the assets of Agtrol International located in France to Nufarm, as well as all the stock of an operating subsidiary of Agtrol International in Argentina and of a newly formed non-operating subsidiary of Agtrol International in Mexico. The entry into a definitive agreement for the disposition of the French assets is subject to compliance with certain French labor law requirements. In connection with the foregoing transactions, the Company and Nufarm, Inc. entered into a license agreement pursuant to which the Company licensed certain technology relating to its dry prill manufacturing process to Nufarm on an exclusive basis in the fungicide field and with respect to certain pesticide products and on a non-exclusive basis in all other fields.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      Exhibit No.    Description
      ----------     -----------
      10.37          United States Asset Purchase Agreement between Phibro-Tech,
                     Inc. and Nufarm, Inc. dated as of May 1, 2001.*

      10.38          Supply Agreement between Phibro-Tech, Inc. and Nufarm, Inc.
                     dated as of May 1, 2001.*

      10.39 License Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001.*

----------
*  Filed herewith.

      (b) Reports on Form 8-K.

      The registrant filed a Current Report on Form 8-K dated November 30, 2000, as amended by a Current Report on Form 8-K/A dated February 2, 2001, reporting under Item 2 the acquisition of assets relating to the Medicated Feed Additives business of Pfizer Inc. and certain of its subsidiaries. The financial statements reported in Item 7 of said Form 8-K/A were: (a) statements of assets acquired as of December 31, 1999 and 1998, and the related statements of revenues and operating expenses for the years ended December 31, 1999, 1998 and 1997, and (b) the following pro forma balance sheet as of September 30, 2000, and pro forma income statements for the year ended June 30, 2000 and for the three months ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILIPP BROTHERS CHEMICALS, INC.

Date: May 14, 2001                        By: /s/ DAVID STORBECK
                                              ----------------------------------
                                              David Storbeck
                                              Chief Financial Officer

Date: May 14, 2001                        By: /S/ JOSEPH KATZENSTEIN
                                              ----------------------------------
                                              Joseph Katzenstein, Treasurer
                                              and Secretary

                                 EXHIBIT INDEX

Exhibit No.          Description
----------           -----------
10.37                United States Asset Purchase Agreement between Phibro-Tech,
                     Inc. and Nufarm, Inc. dated as of May 1, 2001.*

10.38                Supply Agreement between Phibro-Tech, Inc. and Nufarm, Inc.
                     dated as of May 1, 2001.*

10.39 License Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001.*

----------
*  Filed herewith.