Form 10-K
period 2001-06-30
PHILIPP BROTHERS CHEMICALS INC
filed 2001-10-11
CIK 1069899

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-K
                              --------------------

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-64641

                              --------------------

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

                              --------------------

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

                         Yes |X|                No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was sold was $0 as of June 30, 2001.

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001: 24,488.50

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I...................................................................      1

  Item 1.  Business......................................................      1
  Item 2.  Properties....................................................     21
  Item 3.  Legal Proceedings.............................................     23
  Item 4.  Submission of Matters to a Vote of Security Holders...........     24

PART II..................................................................     25

  Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters.................................     25
  Item 6.  Selected Financial Data.......................................     25
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................     27
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk....     37
  Item 8.  Financial Statements and Supplementary Data...................     37
  Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     37

PART III.................................................................     38

  Item 10. Directors and Executive Officers of the Registrant............     38
  Item 11. Executive Compensation........................................     39
  Item 12. Security Ownership of Certain Beneficial
             Owners and Management.......................................     43
  Item 13. Certain Relationships and Related Transactions................     43
  Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.........................................     46
Index to Financial Statements............................................    F-1
Report of Independent Accountants........................................    F-2

Consolidated Financial Statements
  Consolidated Balance Sheets as of June 30, 2001 and 2000...............    F-3
  Consolidated Statements of Operations and Comprehensive
    Income for the years ended June 30, 2001, 2000 and 1999..............    F-4
  Consolidated Statements of Changes in Stockholders'
    Equity for the years ended June 30, 1999, 2000 and 2001..............    F-5
  Consolidated Statements of Cash Flows for the years ended
    June 30, 2001, 2000 and 1999.........................................    F-6

Notes to Consolidated Financial Statements...............................    F-7

Consolidating Financial Statements
  Consolidating Balance Sheet as of June 30, 2001........................   F-29
  Consolidating Income Statement for the year ended June 30, 2001........   F-30
  Consolidating Statement of Cash Flows for the year
    ended June 30, 2001..................................................   F-31
  Consolidating Balance Sheet as of June 30, 2000........................   F-32
  Consolidating Income Statement for the year ended June 30, 2000........   F-33
  Consolidating Statement of Cash Flows for the year
    ended June 30, 2000..................................................   F-34
  Consolidating Income Statement for the year ended June 30, 1999........   F-35
  Consolidating Statement of Cash Flows for the year
    ended June 30, 1999..................................................   F-36

SIGNATURES...............................................................   II-1

                                     PART I

Item 1. Business.

General

      Philipp Brothers Chemicals, Inc. ("Philipp Brothers" or the "Company") is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets including animal health and nutrition, agricultural, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries. The Company believes it has leading positions in certain of its end markets, and has global marketing and manufacturing capabilities. Approximately 38% of the Company's fiscal 2001 net sales consisted of sales made by the Company outside the United States. During fiscal 2001, the Company's products were manufactured at eleven facilities in the United States, five facilities in Europe, two facilities in Israel, and two facilities in South America. Unless the context otherwise requires, references in this Report to the "Company" refer to the Company and/or one or more of its subsidiaries, as applicable.

      The Company manufactures and markets more than 550 specialty agricultural and industrial chemicals, of which 50 products accounted for approximately 80% of fiscal 2001 net sales. The Company focuses on specialty agricultural and industrial chemicals for which it has a strong market position or an advantage in product development, manufacturing or distribution. Many of the Company's products provide critical performance attributes to its customers' products, while representing a relatively small percentage of total end-product costs.

      On November 30, 2000, the Company purchased the medicated feed additives business of Pfizer, Inc. Operating results of this business, Phibro Animal Health ("PAH"), are included in operating results from the date of acquisition and are reflected in the Animal Health and Nutrition segment. PAH produces and sells a broad range of medicated feed additive products to the global poultry and livestock industries, either directly to large integrated livestock producers or through a network of independent distributors.

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. ("Phibro-Tech") subsidiary, to Nufarm, Inc. ("Nufarm"), the U.S. subsidiary of Nufarm Limited, a publicly listed Australian based company. On June 14, 2001, the Company sold its Agtrol international business to Nufarm. Agtrol developed, manufactured and marketed crop protection products, including copper fungicides. The sale included inventory and intangible assets to Nufarm but did not include plant, equipment, or other manufacturing assets. Phibro-Tech also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years. The operating results of Agtrol are included in the Company's consolidated statements of operations, up to the date of sale, and are reflected in the All Other segment for all periods presented.

      The Company has four operating segments--Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other. The Company's Animal Health
and Nutrition segment manufactures and markets a broad range of feed additive products including trace minerals, anticoccidials, antibiotics, vitamins, vitamin premixes and other animal health products to the animal feed, poultry and pet food industries. The Company distributes its products through major multinational life science and animal health companies.

      The Company's Industrial Chemicals segment manufactures and markets pigments and other mineral products for use in the chemical, catalyst, pharmaceutical, construction, concrete, wood treatment, automotive, aerospace, glass and coal mining industries. Certain of these products are produced from the Company's recycling operations, including copper oxide, which is used in the production of water-borne wood preservatives. In addition to copper oxide, the Company supplies other mineral oxides, such as iron and manganese compounds, which are used as colorants and for other purposes in the brick, masonry, glass and other industries. The Company also manufactures and recycles alkaline etchants in the United States and sells fresh etchant to printed circuit board manufacturers.

      The Company's Distribution segment markets a variety of industrial, specialty and fine organic chemicals and intermediates. Most of these products are manufactured by third parties, with certain products being purchased from affiliates.

      The Company's All Other segment manufactures and markets a variety of specialty custom chemicals, primarily for the polymer and pharmaceutical industries as well as copper-based fungicides and other agricultural products for the United States, French and other international markets. In addition, the Company provides management and recycling of coal combustion residues, including fly ash and bottom ash, and also mineral processing residues. Typically, these products are provided to customers directly from a utility's site or through the Company's terminals.

ANIMAL HEALTH AND NUTRITION

      Through its subsidiary, Phibro Animal Health, Inc., the Company manufactures and markets a broad range of medicated feed additive products to the global poultry and livestock industries, either directly to large integrated producers or through a network of independent distributors. PAH products include anticoccidials, antibacterials, anthelmintics and other feed additives.

      The anticoccidial products are marketed under the Aviax(R), Coxistac(R) and Posistac(R) brand names and are sold to integrated poultry producers and feed companies. Carbadox antibacterial is sold under the brand name Mecadox(R), for use in swine feeds to control salmonellosis and swine dysentry in young and growing swine. Virginiamycin, an antibiotic marketed under the Stafac(R), Eskalin(R) and V-Max(R) brand names, is used to prevent and control diseases in poultry, swine and cattle, including necrotic enteritis in poultry and swine and liver abcesses in cattle. Antibacterials, including Terramycin(R), and Neo-Terramycin(R) which are derived from the active ingredient oxytetracycline, are effective against a range of diseases including: fowl cholera in chickens; airsacculitis in turkeys; bacterial enteritus in swine; and bacteria diarrhea and liver abcesses in cattle. Banmith(R), Oxibendazole(R) and Rumatel(R) are anthelmintics that are used to control internal parasites in cattle, sheep and goats. The use of these medicated feed additives assists the producer in maintaining healthy and productive animals which ensure the consumer of a safe, healthy and wholesome meat supply.

      PAH manufactures bulk active ingredients at facilities located in Guarulhos, Brazil and Rixensart, Belgium. Other active ingredients are being supplied by Pfizer to PAH under a transition supply agreement. Alternate sources of these products have been identified and are being qualified. Also under a transition agreement, for many markets, Pfizer is formulating these active ingredients into the lower concentration products that are sold to feed mills and producers. PAH is in the process of transferring these operations to alternate sites. This effort is expected to be completed during calendar 2002/2003.

      PAH has established sales and technical offices in 18 countries including:
US, Canada, Mexico, Costa Rica, Venezuela, Colombia, Brazil, Argentina, Chile, Peru, Australia, Japan, Hong Kong, China, Thailand, Malaysia, South Africa and Belgium. Additional offices will be opened as the business grows. The top five markets in terms of sales in fiscal 2001 (7 months of operation) are the U.S., Brazil, China, Japan and Mexico. These countries accounted for 77% of PAH's global sales in fiscal 2001. The business is not dependent on any one customer.

      The use of medicated feed additives are controlled by regulatory authorities that are specific to each country (i.e., the FDA in the US; Health Canada in Canada, etc.). Each product is registered separately. In most countries, these registrations have already been transferred from Pfizer to the Company. The transfers are continuing in several countries and under the asset purchase agreement, Pfizer will continue to support the registration transfer effort.

      Currently, new product development at PAH is focused on geographical expansion of the present product line, new label claims and applications for existing active ingredients and new formulations. This effort is coordinated by product development personnel located in Belgium, Brazil, and the U.S. PAH also has an active program to identify and license new products and new technologies.

      Through its subsidiary, Prince Agriproducts, Inc. ("Prince Agri"), the Company manufactures and markets trace minerals, trace mineral and selenium premixes and other ingredients to the animal and poultry feed and pet food industries, predominantly in the United States. These products generally fortify, enhance or make more nutritious or palatable the animal and poultry feeds and pet foods with which they are mixed. The Company is a basic producer of trace minerals for the U.S. animal feed industry. The majority of the other ingredients the Company sells are nutrients which are used as supplement for animal feed. The Company serves customers in major feed segments, including swine, dairy, poultry and beef as well as pet food and aquaculture. The Company's foundation and strength in the animal feed industry have come from its basic position in several trace minerals. The Company customizes trace mineral and selenium premixes at its blending facilities in Marion, Iowa, Bremen, Indiana and Bowmanstown, Pennsylvania, and markets a diverse line of other trace minerals and macro-minerals. The Company's major customers for these products are medium to large feed companies, co-ops, blenders, integrated poultry operations and pet food companies. The Company sells other ingredients, such as buffers, yeast, palatants, vitamin K and amino acids, including lysine, tryptophan and threonine. The Company also markets copper sulfate as an animal feed supplement.

      The Company's Israeli subsidiary, Koffolk (1949) Ltd. ("Koffolk Israel"), is a producer and distributor of vitamins and premixes for the animal feed and poultry industries in Israel, and also sells such products worldwide. Koffolk Israel also provides a wide range of services to the animal feed industry in Israel including mobile computer units for on-the-spot feed information, comprehensive feed laboratory services for both chemical and microbiological assay, and an experimental farm for field testing of feed additives and animal health products.

      Koffolk Israel also produces fine chemicals and other intermediates used in the manufacture of certain pharmaceuticals, cosmetics and films. Koffolk Israel's plant in Ramat Hovav, Israel operates under the FDA's GMP regulations, and has received FDA approval for some of its processes and production operations.

      Through Koffolk Israel and its Brazilian subsidiary, Planalquimica Industrial Ltda. ("Planalquimica"), the Company produces nicarbazin, and through Koffolk Israel the Company also produces amprolium for distribution to the world-wide poultry industry through major multinational life science and veterinary companies. The Company believes it is the sole world-wide producer of amprolium, and the largest volume world-wide producer of nicarbazin through its facilities in Israel and Brazil. The Company is the sole Latin American producer of nicarbazin. Modern, large scale poultry production is based on intensive animal management practices. This type of animal production requires routine prophylactic medications in order to prevent health problems. Coccidiosis is one of the critical disease challenges which poultry producers face, globally. Coccidiosis is an infection of coccidia, a microscopic parasite which routinely infects chickens. Nicarbazin and amprolium are among the most effective medications for the prevention of coccidiosis in chickens when used in rotation with other coccidiostats. In the United States, PAH distributes nicarbazin for Koffolk Israel under the trademark Nicarb(R), and amprolium under the trademark of Amprol(R).

INDUSTRIAL CHEMICALS

      The Company manufactures and markets a number of inorganic and organic specialty chemicals for use in the chemical catalyst, construction, printed circuit board, automotive, aerospace, glass and coal mining industries. Some of these products are produced from raw materials derived from the Company's recycling operations. The Company also purchases crude inorganic minerals in the form of ores and processes these in various grades to produce chemicals for sale to manufacturers. These manufacturers incorporate the resultant products into their finished products in various industrial markets, including construction, with end-use applications in clay brick, ceramic, masonry colorant, coatings, heavy media, foundry, glass, electrodes, abrasives, dust control, and as an intermediate to various chemical applications.

      Through its U.S. subsidiaries comprising The Prince Manufacturing Group ("Prince"), the Company manufactures and markets various mineral oxides, including iron compounds and manganese compounds. The Company's iron compounds include red iron oxide (Hematite) (sold to the brick, masonry, glass, foundry, electrode, abrasive, feed, and various other chemical industries); black iron oxide (Magnetite) (sold under the Magna Float brand name to the heavy media, coal, steel foundry, electrode, abrasive, colorant, fertilizer, and various other chemical industries); iron chromite (sold under the Chromox brand as a colorant or additive to the glass industry). The Company's manganese compounds include manganese dioxide (sold under the Brickox brand name, which is considered a standard color in many applications, to the brick, masonry, glass, and various other chemical industries); and manganous oxide (sold to customers requiring an acid soluble form of manganese, such as animal feed, fertilizer and chemical manufacturers).

      Through Phibro-Tech, the Company manufactures and recycles alkaline etchants in the United States. Of the Company's five facilities involved with these products, four have final RCRA Part B hazardous waste treatment and storage permits and one is in an interim permit status. See "Environmental Matters." The Company's etchants are used to remove copper from printed circuit boards, leaving the desired circuit pattern. The Company sells fresh etchant to printed circuit board manufacturers and recycles spent etchants. Phibro-Tech generates revenue from the sale of fresh etchants as well as the recovery of the dissolved copper contained in the spent etchants, which are processed into saleable copper-based products. The Company believes that it is the only national recycler of spent etchants generated principally from the printed circuit board industry, with an etchant plant in every major geographic area except New England. These plants generally allow the Company to distribute product and transport spent etchant, a freight intensive product which is classified as hazardous waste, over relatively short distances.

      Phibro-Tech also manufactures and sells the following major products:

      Copper Oxide. Copper oxide is used as an ingredient in the production of water-borne wood preservatives ("CCA"). Due to its recycling capabilities, the Company believes that it is a low cost supplier of copper oxide to the CCA market. The Company also sells copper oxide to the catalyst, dye, ceramic and feed industries.

      Copper Sulfate. The Company sells a high purity copper sulfate to worldwide producers of electroless copper. Industrial uses of copper sulfate include the manufacturing of pigments, electroplating, catalysts and chemical intermediates in water treatment. The Company markets copper sulfate solution to the mining and wood treatment industries.

      Phibro-Tech is a leading recycler in the United States of hazardous chemical waste streams that contain copper or nickel. Four of its facilities are permitted to handle hazardous waste and one is operating on an interim permit. These waste streams are generated principally by printed circuit board manufacturers and metal finishers. The metal finishing and printed circuit board industries also generate other spent chemicals, which are raw material sources of acid, copper and nickel, and the Company charges fees for processing such materials based on metal content. The Company also recycles a variety of other metal-containing chemical waste, including spent catalysts, pickling solutions and metal strippers containing brass, cobalt, copper, nickel, iron, tin and zinc, in liquid, solid or slurry form. The Company also uses these recovered materials to produce copper and nickel chemicals for use as raw materials in certain of its products.

      Metal-containing waste is either collected by the Company or delivered directly to one of its facilities by the waste generator. The Company collects and transports chemical waste in its specially-constructed tankers and semi-trailers and drum transporting trailers. In some locations, rail transportation by tank cars or piggyback trailers is also utilized. Upon arrival at one of the Company's recycling and processing facilities, and prior to unloading, a representative sample of the delivered waste is tested and analyzed to ensure that it conforms to the customer's contracted waste profile specifications. The Company recycles and processes metal-containing hazardous chemical waste streams using hydrometallurgical technology. This technology involves the reclamation of various metals and the production of finished chemical products using chemical reactions such as leaching, extraction and precipitation. The Company determines the precise chemical process required to treat each batch of hazardous waste based on the type and amount of the waste as well as the proportion of useful raw materials it contains.

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

      During 2000, Odda completed construction of a plant and began commercial production of hydrogen cyanimide ("CY-50"). CY-50 is a product that, like dicyandiamide, is derived from calcium carbide. CY-50 is marketed by the chemical industry as a nutritional supplement and in the production of intermediates, herbicides, fungicides and insecticides. It is also used by the life science industry for anticeptives and antiulceratives.

DISTRIBUTION

      The Company's PhibroChem division markets and distributes fine and specialty chemicals to manufacturers of health and personal care products. Among the Company's major products for such applications are sodium fluoride and stannous fluoride, DL Panthenol and selenium disulfide. Sodium fluoride is the active anti-cavity ingredient in fluoride toothpaste, powders and mouthwashes. Selenium disulfide is used as a dandricide in shampoo and hair care preparations.

      Through its U.K. subsidiary, Ferro Metal & Chemical Ltd. ("Ferro"), the Company markets dicyandiamides and calcium carbides. Ferro also markets fine and specialty chemicals to customers in the steel, gas production, chemical intermediates, health and personal care industries.

ALL OTHER

      Through its subsidiary, Mineral Resource Technologies, L.L.C. ("MRT"), the Company manages combustion and mineral by-products. MRT provides management and recycling of coal combustion residues, including fly ash and bottom ash, and also mineral processing residues. Fly ash is the fine residue and bottom ash is the heavier particles that result from the combustion of coal in the electric power industry. Fly ash is a pozzolan, i.e. a mixture that, in the presence of water, combines with an activator, such as portland cement, to produce a cement-like material. This allows fly ash to be used as a less expensive substitute for other cementious materials, primarily portland cement. MRT typically provides these products to its customers directly from a utility's site or through its own terminals.

      Through the MRT Technology Center in Atlanta, MRT seeks to develop new products consisting substantially of these combustion by-products. In March of 1998, MRT's research and development activity resulted in two U.S. patents being issued involving proprietary value-added products. These patents provide for the production of a family of hydraulic blended cements, a series of masonry and stucco cement products, and rapid hardening cement products. Since the initial success in development of these unique products, five additional patents have been issued for enhancement of these initial patents and for other future marketable value-added products. MRT introduced the first of the new cement products as EZ Joint Masonry Cement(TM) into the Georgia market beginning late in fiscal 2001. Performance in the field has been uniformly satisfactory with applications meeting all ASTM standards. Continued evaluation by MRT is underway and plans are being developed for introduction of these products into other major markets.

      In connection with its fly ash management operations, MRT has entered into and will seek to enter long-term sales and distribution agreements with utilities providing for minimum payments and/or purchase obligations by MRT of varying durations. Certain of these contracts also require MRT to construct (at its expense) facilities to store and/or process ash. MRT's ability to achieve long-term revenue growth and profitability is dependent upon securing additional long-term ash management contracts with utilities and developing fly ash processing facilities. Consistent with industry practice, in connection with its long-term contracts, the Company has furnished and expects to furnish performance bonds or guarantees to such utilities.

      Through its English subsidiary, Wychem Limited, the Company develops and markets a wide range of halogenated organic compounds, mainly brominated and fluorinated. These chemical intermediates are sold primarily into the pharmaceutical industry as building blocks for further synthesis. Wychem is able to tailor the quality and supply characteristics of its chemicals to those desired by its customers by close coordination with the customer at an early stage in the customer's product development. In certain cases the product
supplied  by  Wychem  is  novel  and  included  in  the  customer's   regulatory
submissions.

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. subsidiary ("Phibro-Tech"), to Nufarm, Inc., the U.S. subsidiary of Nufarm Limited, a publicly listed Australian based company. On June 14, 2001, the Company sold its Agtrol international business to Nufarm. Agtrol developed, manufactured and marketed crop protection products, including copper fungicides. The sale included inventory and intangible assets to Nufarm but did not include plant, equipment, or other manufacturing assets. Phibro-Tech also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South

Carolina plant for five years, and from its Bordeaux, France plant for three years. The operating results of Agtrol are included in the Company's consolidated statements of operations, up to the date of sale, and are reflected in the All Other segment for all periods presented.

      Nufarm is obligated to purchase all of its requirements for products and substitute products, up to the capacity of the facilities during the terms of the agreements. During the terms of the agreements, the product price will be the Company's full standard cost plus margin, as defined in the agreements. The agreements provide for minimum payments to the Company during each contract year equal to 70% of base volume multiplied by the product price.

Sales, Marketing And Distribution

      The Company sells specialty chemicals to manufacturers who incorporate the Company's products into their finished goods. The Company has more than 3,500 customers. Sales to the top ten customers represented approximately 14% of the Company's 2001 net sales and no single customer represented more than 4% of the Company's 2001 net sales.

      The Company's sales and marketing network consists of approximately 163 employees, 73 independent agents and 142 distributors who specialize in particular markets.

      The Company's products are often critical to the performance of its customers' products while representing a relatively small percentage of the total end-product cost. Management believes that the three key factors to marketing its products successfully are high quality products, a highly trained and technical sales force, and customer service.

Raw Materials

      The raw materials used in the Company's business consist chiefly of copper metal and a wide variety of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. In fiscal 2001, no single raw material accounted for more than 8% of the Company's cost of goods sold. Total raw materials cost was approximately $153 million or 43% of net sales in 2001.

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

Research and Development

      Research, development and technical service efforts are conducted by over 100 chemists and technicians at the various facilities of the Company. The Company operates a Research and Development Center in Sumter, South Carolina, relating to inorganic chemicals and crop protection products, and at Stradishall, England, relating to organic chemical intermediates. In addition, Koffolk Israel conducts substantial research and development at its Ramat Hovav facility. The Company also conducts research and development at its MRT Technology center in Atlanta, GA for concrete and cement products. Finally, Phibro Animal Health's Rixensart, Belgium facility provides a base for fermentation development in the areas of microbiological strain improvement as well as process scale-up. Most of the Company's plants have chemists and technicians on staff involved in product development, quality assurance, quality control and also providing technical services to customers. Technical assurance is an important aspect of the Company's overall sales effort.

      Technology  is  an  important  component  of  the  Company's   competitive
position, providing the Company with a low cost position and enabling the Company to produce high quality products. Patents protect some of the Company's technology, but a great deal of the Company's competitive advantage revolves around know-how built up over many years of commercial operation.

      The Company entered into a research and development joint venture agreement with IMI (TAMI) Institute for R&D Ltd. ("IMI") to develop custom made specialty fine chemicals. As part of the agreement, the parties have also entered into an agreement with the Israel-U.S. Binational Industrial Research and Development ("BIRD") Foundation, whereby development costs, subject to a cap of $1.7 million, are reimbursed 50%. On commercialization of developed products, royalties will be due to BIRD based on achieved sales levels. Should commercialization not occur, receipts from BIRD need not be returned.

      The Company and its predecessors have over 20 years experience in the use of hydrometallurgical technology for recycling metal-containing by-products and a strong technological position in the production of metal-containing chemicals.

Patents and Trademarks

      The Company owns certain patents, tradenames and trademarks and uses know-how, trade secrets, formulae and manufacturing techniques which assist in maintaining the competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the products sold in the Company's specialty chemical business. The Company believes that no single patent or trademark is of material importance to its business, and, accordingly, that the expiration or termination thereof would not materially affect its business. See "Government Regulation."

Customers

      The Company does not consider its business to be dependent on a single customer or a few customers, and the loss of any of its customers would not have a material adverse effect on the Company's results. No single customer accounted for more than 4% of the Company's 2001 net sales. The Company typically does not enter into long-term contracts with its customers. However, the Company has entered into certain long-term contracts with respect to nicarbazin and amprolium, as well as its ferric chloride recycling and fly ash management activities.

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

      The Company has competitors in every market in which it participates. Many of the Company's products face competition from products which may be used as an alternative or substitute. The Company competes with several regional companies of varying sizes and financial resources in the hazardous metal-containing chemical waste recycling industry. The Company also competes with large national companies which offer alternative methods of treatment or disposal of hazardous metal-containing chemical waste and which have substantially greater financial resources than the Company. While these national companies do not currently offer recycling services similar to those offered by the Company, their entry into the recycling business could have a material adverse effect on the Company. In addition, the Company competes with several large chemical companies in the chemical production business, none of which obtains a significant portion of its raw materials from recycling. To the extent these companies, or new entrants into the market, offer comparable finished chemical products at lower prices, the Company's business could be adversely affected.

Employees

      As of June 30, 2001, the Company had approximately 1,550 employees worldwide. Of these, 324 employees were in management and administration, 163 in sales and marketing, 112 were chemists or technicians and 956 were in production. Approximately 3% of the Company's domestic employees were covered by collective bargaining agreements with two unions. These agreements expire from 2002 through 2005. Certain employees are covered by individual employment agreements. Koffolk Israel continues to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. In Norway, approximately 80% of employees are covered by collective bargaining agreements.

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

      Such laws affect the coal industry both directly and indirectly and, therefore, MRT. The coal industry is directly affected by Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter (such as "fugitive dust"), and may also be impacted by future regulation of fine particulate matter. Every five years, the EPA reviews and revises, if necessary, its National Ambient Air Quality Standards ("NAAQS"), which is a set of national air quality standards relating to fine particulate matter and ozone, among other criteria air pollutants. In July 1997, the EPA adopted stringent new NAAQS, and the impact of such new standards on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act, as well as on pending legislative proposals to delay or eliminate aspects of the new NAAQS.

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

      Phibro-Tech is also impacted by the Clean Air Act and has various air quality permits, including a Title V operating air permit at its Sumter, South Carolina facility.

State and Local Regulation

      In addition to those federal programs described above, a number of states and some local governments have also enacted laws and regulations similar to the federal laws described above governing hazardous waste generation, handling and disposal, emissions to the water and air and the design, operation and maintenance of recycling facilities.

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

Regulation of Recycling Activities

      The Company's recycling activities may be broken down into the following segments for purposes of regulation under RCRA or equivalent state programs: (i) transport of wastes to the Company's facilities, (ii) storage of wastes prior to processing, (iii) treatment and/or recycling of wastes, and (iv) corrective action at its RCRA facilities. Although all aspects of the treatment and recycling of waste at its recycling facilities are not currently the subject of federal RCRA regulation, subsidiaries of the Company made decisions to permit its recycling facilities as RCRA regulated facilities. Final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities have been issued at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey. Part B renewal applications have been submitted for the Santa Fe Springs and Sumter sites. The applications are being reviewed. Phibro-Tech has also obtained an interim status RCRA permit from the California Department of Health Services and has filed a Part B permit application with the Department for its Union City, California facility.

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

      Based upon available information, accruals for management estimates of the cost of further environmental investigation and remediation at operating, curtailed and closed sites are approximately $2.2 million as of June 30, 2001.

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

      Sumter, South Carolina. In 1991, in connection with the RCRA Part B permit for its Sumter, South Carolina facility, Phibro-Tech undertook the closure of certain waste water treatment impoundments pursuant to RCRA closure requirements and installed a waste water treatment system at the plant and is engaged in an additional phase of facility investigation at the site. Phibro-Tech has completed remedial action to remove material from an area used by a former owner of the site. The South Carolina Department of Health and Environmental Control

("SCDHEC") has requested additional sampling in this area. Separately, Phibro-Tech and certain adjacent land owners have entered into a consent agreement to conduct an environmental investigation regarding certain property located next to the Sumter facility, including a small portion of the Sumter facility property, which has been identified as containing debris, and to remove such debris. An engineering firm has been hired to investigate the situation and to make recommendations. Phibro-Tech has also received certain notices of violations from SCDHEC alleging certain permit violations. Phibro-Tech does not believe that these claims are material and fully expects these claims to be resolved in a mutually acceptable manner.

      Santa Fe Springs, California. In connection with its request for renewal of its RCRA Part B permit for its Santa Fe Springs, California facility, and the administrative order noted below for this facility, Phibro-Tech has implemented various phases of environmental investigation and corrective measure study and assessments. It is currently in a continuing investigation and corrective measure phase, which will involve additional sampling to determine the level of corrective action. At this time it is anticipated that this will involve a pump and treat system through an existing on-site pre-treatment plant. Phibro-Tech is also subject to an investigative and enforcement order, the ultimate scope and disposition of which is currently being discussed with the California Department of Toxic Substances Control ("DTSC"). The principal outstanding issue under the order was the requirement of further soil investigation and the development of a remediation plan, if necessary, beyond that already covered by the facility investigation originally conducted. The study has been completed and Phibro-Tech's consulting environmental engineers have recommended to DTSC no further action in this regard. Separately, Phibro-Tech has reached an accord with Communities for a Better Environment regarding allegations that Phibro-Tech violated Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1985, and the California Health and Safety Code.

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

      Garland, Texas. In connection with the RFA for its Garland, Texas facility, no action was recommended. However, during a subsequent inspection some discoloration of soil was noted. Accordingly, Phibro-Tech developed a corrective action plan to address discolored top soil at the site. The project included the upgrading of pollution control equipment. The next phase is additional site characterization, which is presently being undertaken.

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

      Rixensart, Belgium and Guarulhos, Sao Paulo, Brazil. In connection with the acquisition of the medicated feed additives business from Pfizer, Inc., the Company acquired manufacturing and laboratory facilities in Rixensart, Belgium and Guarulhos, Sao Paulo, Brazil. Both of these facilities operate pursuant to the environmental and related laws of their respective countries as well as, in the case of Rixensart, the EU. Although the Company has operated these facilities for less than a year, the Company is not aware of any material environmental liabilities in connection with these sites and further believes that indemnification agreements from Pfizer, Inc. are adequate to protect the Company in the event of discovery of covered environmental liabilities at the respective sites.

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

      Norwegian legislation requires that Odda produce its products according to its discharge permit and implementation system for environmental control and improvements. Both local and central authorities are now focusing on the environmental situation in the fjord at Odda and on waste disposal there by the three primary manufacturers in the area, including Odda. In Odda's case, the focus has been on the discharge of polynucleated aromatic hydrocarbons ("PAHY") from the Venturi scrubber in the calcium carbide plant and the nitrogen content in the filtercake (1%) discharge from the dicyandiamide plant. In a meeting between Odda and SFT (Norwegian Pollution Control Authority) in June 1998, SFT indicated that Odda should make a diligent effort to develop a commercial use for filtercake within three years, and consider the reduction of discharges of PAHY from existing levels (which discharges are in compliance with Odda's permits). Projects involving a new filter to reduce emissions of soluble nitrogen and a facility to dry and bulk ship filtercake are being pursued in consultation with the SFT.

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

      The EU is in the process of centralizing the regulatory process for animal drugs for member states. In 1997, the EU drafted new regulations requiring the re-registration of feed additives, including coccidiostats. Part of these regulations include a provision for manufacturers to submit quality data for their own formulation, in effect adopting a Product License procedure similar to that of the FDA. The provision is known as Brand Specific Approval ("BSA"), and provides manufacturers with the opportunity to register their own unique brands, instead of simply the generic compound. The BSA process is being implemented over time. The new system is more like the U.S. system, where regulatory approval is for the formulated product or "brand." The Company has taken the necessary steps to apply for a BSA for nicarbazin in the EU. The European Commission has proposed withdrawal of authorization for certain products,
including   nicarbazin,   alleging  certain   technical   deficiences  with  the
applications. The Company has taken the necessary steps to counter the Commission's proposal and believes that the Commission's proposal will not be upheld. However, there is no assurance that the Company will receive a BSA for nicarbazin in the EU, or if its does receive such BSA, when it will be granted or whether it will be unlimited.

                              CONDITIONS IN ISRAEL

      The following information discusses certain conditions in Israel that could affect the Company's Israeli subsidiary, Koffolk Israel. As of June 30, 2001 and for the year then ended, Israeli operations (excluding Koffolk Israel's non-Israeli subsidiaries) accounted for approximately 12% of the Company's consolidated assets and approximately 14% of its consolidated net sales. All figures and percentages are approximate. A portion of the information with respect to Israel presented hereunder has been taken from Annual Reports of the Bank of Israel.

Political Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and the Palestine Liberation Organization ("PLO")--Palestinian Authority representatives have been signed. However, since October 2000, there has been an increase in violence in the Middle East, primarily in the West Bank and Gaza Strip, and negotiations between Israel and the PLO have ceased. In addition, in February 2001, a new prime minister was elected in Israel and a new government has been formed. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon. The Company cannot predict whether any other agreements will be entered into between Israel and its neighboring countries, whether a final resolution of the area's problems will be achieved, or whether the current civil unrest will continue and to what extent this unrest, coupled with the September 11, 2001 attacks on the United States and the effects of such attacks on various sectors of the U.S. and world economies, will have an adverse impact on Israel's economic development or on the Company's operations.

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

Assistance from the United States

      The State of Israel receives significant amounts of economic and military assistance from the United States. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past, and if it does not, the Israeli economy could suffer material adverse consequences.

Trade Agreements

      Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is a member of the World Trade Organization and is a signatory to the General Agreement on Tariffs and Trade, which provides for reciprocal lowering of trade barriers among its members. In addition, Israel has been granted preferences under the Generalized System of Preferences from the United States, Australia and Canada. These preferences allow Israel to export the products covered by such programs either duty-free or at reduced tariffs. Israel has also entered into preferential trade agreements with the European Union and the European Free Trade Association. In recent years, Israel has established commercial and trade relations with a number of other nations, including Russia, China and nations in Eastern Europe, with which Israel had not previously had such relations.

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

Item 2. Properties.

      The Company maintains its principal executive offices and a sales office in Fort Lee, New Jersey. The Company has 20 manufacturing facilities. The chart below sets forth the locations and sizes of the principal manufacturing and other facilities operated by the Company and uses of such facilities for non-manufacturing purposes , all of which are owned, except as noted.

                                           Approximate
Location                                  Square Footage               Uses
--------                                  --------------               ----
Atlanta, Georgia  (a)                          43,000       All Other; Administrative, Sales, Research
                                                              and Distribution Center
Bowmanstown, Pennsylvania                      56,500       Industrial Chemicals
Bordeaux, France                              141,000       All Other; Administrative and Sales
Braganca Paulista, Brazil                      35,000       Animal Health and Nutrition; Administrative and Sales
Bremen, Indiana                                50,000       Animal Health and Nutrition; Warehouse
Fairfield, New Jersey (a)                       9,600       Animal Health and Nutrition; Administrative
Fort Lee, New Jersey (a)                       23,500       Corporate Headquarters
Garland, Texas                                 20,000       Industrial Chemicals
Guarulhos, Brazil                           1,234,000       Animal Health and Nutrition; Administrative, Sales and
                                                              Warehouse
Joliet, Illinois                               34,500       Industrial Chemicals
Kuala Lumpur, Malaysia (a)                      7,300       Animal Health and Nutrition; Warehouse and Office
Ladora, Iowa                                    9,500       Animal Health and Nutrition; Warehouse
Lee Summit, Missouri (a)                        1,500       Animal Health and Nutrition; Administrative and Sales
Marion, Iowa                                   32,500       Animal Health and Nutrition
Odda, Norway                                  364,000       Industrial Chemicals; Warehouse,
                                                              Administrative and Sales
Petach Tikva, Israel                           60,000       Animal Health and Nutrition; Administrative and Sales
Phenix City, Alabama                            6,000       Industrial Chemicals
Pretoria, South Africa (a)                      3,200       Administrative and Sales
Quincy, Illinois (b)                          197,000       Animal Health and Nutrition; Warehouse,
                                                              Administrative and Sales
Ramat Hovav, Israel (a)                       140,000       Animal Health and Nutrition; Research
Reading, Berks, United Kingdom (a)              3,100       Administrative and Sales
Rixensart, Belgium                            865,000       Animal Health and Nutrition, Sales,
                                                              Administrative and Research
Santa Fe Springs, California (c)               90,000       Animal Health and Nutrition; Industrial Chemicals
Santiago, Chile (a)                             6,500       Animal Health and Nutrition; Administrative and Sales
Scunthorpe, United Kingdom (a)                 93,000       Industrial Chemicals; Warehouse
Stradishall, United Kingdom                    20,000       Industrial Chemicals; Administrative,
                                                              Sales and Research
Sumter South Carolina                         123,000       Industrial Chemicals; Research
Tokyo, Japan (a)                                2,100       Animal Health and Nutrition; Administrative and Sales
Union City, California                         20,600       Industrial Chemicals; Manufacturing
Valencia, Venezuela (a)                         1,100       Animal Health and Nutrition; Administrative and Sales
Wilmington, Illinois                          119,000       Industrial Chemicals; Warehouse

----------
(a) This facility is leased. The Company's leases expire from 2000 to 2027. For information concerning the Company's rental obligations, see Note 12 to the Company's Consolidated Financial Statements included herein.
(b) Comprises six facilities, including three warehouses, two manufacturing and one sales facility.
(c) The Company leases the land under this facility from a partnership owned by Jack Bendheim, Marvin Sussman and James Herlands. See "Certain Relationships and Related Transactions."

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

      The Company and its subsidiaries are subject to extensive regulation by numerous governmental authorities, including the FDA and corresponding state and foreign agencies, and to various domestic and foreign safety standards. Manufacturing facilities of the Company in Ramat Hovav and Brazil manufacture products that conform to the FDA's GMP regulations. Of the Company's five domestic facilities involved with recycling, four have final RCRA Part B hazardous waste storage and treatment permits and one is in an interim permit status. The Company's regulatory compliance programs include plans to achieve compliance with international quality standards known as ISO 9000 standards, which became mandatory in Europe in 1999 and environmental standards known as ISO 14000. The FDA is in the process of adopting the ISO 9000 standards as regulatory standards for the United States, and it is anticipated that these standards will be phased in for U.S. manufacturers over a period of time. The Company's plants in Bowmanstown, Pennsylvania and Petach Tikva, Israel have achieved ISO 9000 certification. The Company's Union City, California plant has achieved certification for both ISO 9000 and ISO 14000. The Company does not believe that adoption of the ISO 9000 standards by the FDA will have a material effect on its financial condition, results of operations or cash flows.

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

      On or about April 17, 1997, CP and the Company were served with a complaint filed by Chevron USA, Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that operations of CP at its Sewaren plant affected adjoining property owned by Chevron and that Philipp Brothers, as the parent of CP, is also responsible to Chevron. The complaint includes statutory claims under RCRA and common law claims. There are several other defendants in the action, including the former owner of the Sewaren site and Chevron's site and a prior tenant of the Chevron site. Additional parties have been brought into the action. Interrogatories have been exchanged and depositions are being conducted. The Company is not, at this time, in a position to assess the extent of any ultimate liability it may have in connection with this suit or the potential responsibility of other defendants, or the future cost of remediation of the Chevron site, and is actively defending the action. Nevertheless, the Company is actively involved in discussions among all the parties in an effort to find a mutually satisfactory resolution.

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under CERCLA by the EPA, involving a former third party fertilizer manufacturing site in Jericho, South Carolina. Phibro-Tech responded that it had supplied a useful product to the operator of the site and that it believes this constitutes a defense to the claims brought against it. The South Carolina Department of Health and Environmental Control, which had assumed oversight of this site, filed suit in United States District Court to approve a settlement with certain steel company PRPs. Other parties intervened and filed administrative actions to contest the substantive and procedural fairness of that settlement. The Court permitted other PRPs to intervene and, in August 1999, disapproved the settlement. Discussions between representatives of the original group of settling PRPs and of the other PRPs have taken place in an effort to prepare a joint settlement proposal. A tentative agreement has been reached and, while the outcome is still uncertain, the Company has accrued its best estimate of the settlement amount.

      In February, 2000, the EPA notified numerous parties of potential liability for waste disposed of at a licensed Casmalia, California disposal site, including a business, assets of which were originally acquired by a subsidiary of the Company in 1984. Phibro-Tech responded, requested further information and joined a PRP working group which engaged in discussions with the EPA. A tentative settlement has been reached in this matter as well and the Company has accrued its best estimate of the settlement amount.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) Market Information. There is no public trading market for the Company's common equity securities.

      (b) Holders. As of June 30, 2001, there was one holder of the Company's Class A Common Stock and two holders of the Company's Class B Common Stock.

      (c) Dividends. The Company did not declare dividends on any of its common stock during the two years ended June 30, 2001.

Item 6. Selected Financial Data.

      The following table sets forth summary consolidated financial data for the Company for the past five years ended June 30, 2001. The summary consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                     SUMMARY OF CONSOLIDATED FINANCIAL DATA

                                                                    Year Ended June 30,
                                               ------------------------------------------------------------
                                                2001(a)       2000       1999(a)      1998(g)      1997(g)
                                               ---------    ---------   ---------    ---------    ---------
Income Statement Data:
Net sales ..................................   $364,410     $323,026    $302,057     $275,577     $266,058
Net income (loss) before extraordinary
  items ....................................    (14,895)      10,053        (466)      (7,065)       8,036
Extraordinary items ........................         --           --          --       (1,962)          --
Net income (loss) (b) (c) (d) ..............    (14,895)      10,053        (466)      (9,027)       8,036

Balance Sheet Data:
Total assets ...............................   $330,019     $258,451    $238,779     $192,196     $162,700
Debt (e) ...................................    173,331      150,772     140,103      104,296       67,259
Redeemable Preferred Stock (f) .............     48,980           --          --           --           --

Notes to Summary Consolidated Financial Data:

----------
(a) Reflects the acquisitions of Odda and the Pfizer medicated feed additive business effective October 1, 1998 and November 30, 2000, respectively. Also reflects the sale in the fourth quarter of 2001 of the Company's Agtrol crop protection business and resultant pre-tax gain of $1.5 million.
(b) In 2000, includes a $13.7 million gain resulting from Odda's sale of its minority equity interest in a local Norwegian hydroelectric power company and related power rights. In 2000, also includes $1.5 million of income resulting from the transfer of title of property in Sewaren, New Jersey.
(c) In 2000 and 1999, includes $.9 million and $3.7 million, respectively, of property damage insurance gains as a result of a fire at the Bowmanstown, Pennsylvania facility. In 1997, includes $5.6 million gain related to proceeds from the life insurance policy received on the death of the then Chairman of the Board of the Company.
(d) In 2001 and 1999, includes $1.3 and $1.5 million charges, respectively, related to the severance of senior executives. In 1998, includes a $10 million nonrecurring plant curtailment charge and $5.6 million for the forgiveness of limited recourse notes receivable from certain executives of the Company and payment for related income taxes resulting from the cancellation.
(e) Debt is equal to loans payable to banks, long-term debt and current portion of long-term debt.
(f) Issuance of redeemable preferred securities in connection with acquisition of the Pfizer medicated feed additives business in 2001.

(g) Included in net sales is shipping and handling income of $6.1, $5.4 and $4.8 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Amounts for prior periods are not readily determinable and restatements have not been made.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This information should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained in this Report.

General

      The Company is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets, including animal health and nutrition, agriculture, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries.

      The Company has four operating segments--Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other. The Company previously reported two operating segments-- Agchem and Industrial Chemicals. Due to organizational changes during fiscal 2001, including those associated with the acquisition of the animal health business from Pfizer and the sale of the Agtrol crop protection business, segment reporting has been revised. Prior period segment information has been revised to conform to the fiscal 2001 segment presentation.

      On October 1, 1998, the Company acquired all of the outstanding capital stock of Odda Smelteverk AS, a Norwegian company, and certain assets of the business of BOC Carbide Industries in the United Kingdom (together "Odda") from the BOC Group. The operating results of these businesses are included in the Company's consolidated statements of operations from the date of acquisition and are included in the Industrial Chemicals and Distribution segments.

      On November 30, 2000, the Company purchased the medicated feed additives business of Pfizer, Inc. ("Pfizer"). The operating results of this business, now called PhibroAnimal Health, ("PAH"), are included in the Company's consolidated statements of operations from the date of acquisition and are included in the Animal Health and Nutrition segment.

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm, Inc, the U.S. subsidiary of Nufarm Limited, a publicly listed Australian based company. On June 14, 2001, the Company sold its Agtrol international business to Nufarm. Agtrol developed, manufactured and marketed crop protection products, including copper fungicides. The sale included inventory and intangible assets to Nufarm but did not include plant, equipment, or other manufacturing assets. Phibro-Tech also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years. The operating results of Agtrol are included in the Company's consolidated statements of operations up to the date of disposition and are included in the All Other segment.

Results of Operations

                                                          Sales
                                                        ($000's)
                                                   Year Ended June 30,
                                         --------------------------------------
Operating Segments:                        2001           2000           1999
                                         --------       --------       --------
   Animal Health and Nutrition.........  $202,573       $135,088       $132,845
   Industrial Chemicals................   107,455        109,318        107,611
   Distribution........................    44,452         49,254         47,646
   All Other...........................    46,979         69,198         58,037
   Elimination of intersegment sales...   (37,049)       (39,832)       (44,082)
                                         --------       --------       --------
                                         $364,410       $323,026       $302,057
                                         ========       ========       ========

                                                 Operating Income (Loss)
                                                        ($000's)
                                                   Year Ended June 30,
                                         --------------------------------------
Operating Segments:                        2001           2000           1999
                                         --------       --------       --------
   Animal Health and Nutrition.........  $ 17,562       $ 11,539       $  8,763
   Industrial Chemicals................    (3,350)         5,355          4,988
   Distribution........................     3,936          3,817          3,643
   All Other...........................    (7,086)         4,045          3,097
   Corporate expenses and intercompany
     profit elimination................   (10,086)        (9,082)       (10,136)
                                         --------       --------       --------
                                         $    976       $ 15,674       $ 10,355
                                         ========       ========       ========

Comparison  of Fiscal  Year  Ended June 30,  2001 to Fiscal  Year Ended June 30,
2000.

      Net Sales. Net sales increased by $41.4 million, or 13%, to $364.4 million in 2001, as compared to the prior year. The increase was primarily due to the purchase of the PAH business offset in part by the sale of the Company's Agtrol operations.

      The Animal Health and Nutrition segment's net sales increased by $67.5 million, or 50%, to $202.6 million in 2001, as compared to the prior year. The net sales increase was due to increased unit volume primarily as a result of the PAH purchase. Excluding PAH, sales for the segment in 2001 were slightly above the prior year. Increased volumes contributed to an increase in sales, but were offset by lower average sales prices, including the impact of foreign exchange, in 2001.

      The Industrial Chemicals segment's net sales decreased by $1.9 million, or 2%, to $107.4 million in 2001, as compared to the prior year. Sales of Phibro-Tech, excluding recycling fees, were down by $2.8 million due to volume declines related to the printed circuit board industry. Lower sales of Odda's carbide and dicyandiamide products also accounted for the decrease. These decreases were offset in part by higher recycling fees ($2.4 million) due to increased demand.

      Net sales for the Distribution segment decreased by $4.8 million, or 10%, to $44.5 million in 2001, as compared to the prior year. The net sales decrease was due to lower average sales prices, including foreign exchange, offset in part by higher unit volume. The Company experienced sharp declines in selling prices for carbide, dicyandiamide and copper cyanide products during the current year.

      Net sales for the All Other segment decreased by $22.2 million, or 32%, to $47.0 million in 2001, as compared to the prior year. The net sales decrease was due to lower unit volume primarily as a result of the sale of the Agtrol crop protection business, which was sold during the fourth quarter of 2001. The crop protection business is highly seasonal and most of the sales are normally in the Company's fourth quarter. Excluding Agtrol, sales for the segment in 2001 were slightly above the prior year. Unit volume of the Company's fly ash business increased approximately 36% and was offset by lower average sales prices of 10% due to product and customer mix in 2001 compared to the prior year. The fly ash volume increase was the result of additional contracts with utilities in
Missouri and Michigan. During the fourth quarter, the Company began commercialization of its cement business. Revenues at the Company's Wychem, U.K. facility decreased $2.4 million due to a decline in specialized lab projects and formulations

      Gross Profit. Gross profit increased by $4.2 million, or 4.5%, to $98.1 million in 2001, as compared to the prior year. The increase was primarily due to the purchase of the PAH business offset in part by the sale of the Company's Agtrol operations during their major selling season. Purchase accounting adjustments relating to inventory resulted in an increase to cost of goods sold of $8.9 million during fiscal 2001. The remainder of the inventory purchase adjustment, approximately $3.2 million, will be charged to cost of goods sold in fiscal 2002. Higher costs for petroleum and metallurgical coke, which are used as raw materials at Odda, adversely affected margins in the Industrial Chemical segment. In addition, the declines in average selling prices described above further reduced the Company's margin.

      Selling, General and Administrative Expenses. Costs increased by $17.5 million to $97.2 million in 2001, as compared to the prior year. Excluding PAH, costs were up approximately $.6 million principally due to management advisory fees to Palladium ($1.3 million), higher fly ash warehousing and distribution costs ($1.4 million), severance costs ($1.3 million) and research and development expenditures ($.7 million) offset by a reduction in the repurchase value of redeemable common stock of a minority shareholder ($4.3 million).

      Operating Income. Operating income decreased by $14.7 million to $1.0 million in 2001, as compared to the prior year. Operating income would have been $8.9 million higher than reported if not for purchase accounting adjustments to the sale of inventory acquired from Pfizer. Operating income declined in the Industrial Chemicals segment primarily due to lower selling prices and volumes. The Company is implementing cost reduction programs and other initiatives in this segment in reaction to current market conditions. The Company's All Other segment declined due to the sale of Agtrol and decreases in average selling prices offset in part by higher sales volumes of fly ash. The Distribution segment approximated the prior year despite a reduction in sales due to changes in product mix. The Animal Health and Nutrition segment increased due to the inclusion of PAH for the period and higher unit volumes.

      Interest Expense, Net. Costs increased by $3.6 million or 25.3% to $17.7 million in fiscal 2001 as compared to the prior year primarily due to debt incurred in connection with the PAH acquisition and higher levels of average bank borrowings.

      Other Expense, Net. Other expense, net principally reflects foreign currency transaction losses of the Company's foreign subsidiaries.

      Gain from Sale of Assets. A gain from sale of assets ($1.5 million) resulted from the Company's sale of its Agtrol crop protection business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm Inc. In addition, the Company's Odda subsidiary sold real estate resulting in a gain ($1.0 million).

      Income Taxes. The 2001 and 2000 tax benefits and provisions differ from the amount calculated at the U.S. statutory rate, due primarily to the effect of non-deductible expenses and tax rate differences on foreign operations. Valuation allowances ($1.0 million in fiscal 2001) have been provided against deferred tax assets that are deemed by management as not likely of recovery in future periods. The 2000 tax expense includes a provision related to the gain on sale of assets at the Norwegian statutory rate of 28%.

Comparison  of Fiscal  Year  Ended June 30,  2000 to Fiscal  Year Ended June 30,
1999.

      Net Sales. Net sales increased by $21.0 million, or 7%, to $323.0 million in fiscal 2000, as compared to the prior year. Increases were noted in all segments as more fully discussed below.

      Animal Health and Nutrition net sales increased by $2.2 million, or 2%, to $135.1 million in 2000, as compared to the prior year. Sales were higher primarily due to higher sales volume of the Company's animal health and nutrition products, primarily coccidiostats ($1.5 million) and feed pre-mixes ($1.9 million). The increase in pre-mixes resulted from the December 1998 acquisition of a feed pre-mix business. These increases were somewhat offset by lower sales resulting from discontinued products at Koffolk, the Company's Israeli subsidiary.

      Industrial Chemicals net sales increased by $1.7 million, or 2%, to $109.3 million in 2000, as compared to the prior year. Sales were higher due to a full year of dicyandiamide and calcium carbide sales ($5.6 million) by Odda (acquired in October 1998), and higher recycling fees ($1.1 million). Production disruptions for certain mineral oxides as a result of a fire in the Company's Bowmanstown, PA facility (and as a result purchases by the Animal Health and Nutrition segment were supplemented from third party sources) offset the above increases.

      Distribution net sales increased by $1.6 million, or 3%, to $49.3 million in 2000, as compared to the prior year. The net sales increase was due to higher sales of the Company's dicyandiamide and carbide products. Improvements in average selling prices of other products also improved sales and operating results.

      All Other net sales increased by $11.2 million, or 19%, to $69.2 million in 2000, as compared to the prior year. Higher volume sales of the Company's crop protection chemicals ($5.5 million) due to increased market penetration of generic fungicides and introduction of a new copper based fungicide contributed to the bulk of the increase. In addition, higher volume sales of coal fly ash ($5.3 million) also accounted for the bulk of the increase.

      Gross Profit. Gross profit increased by $15.1 million, or 19.5%, to $93.9 million as compared to the prior year. This increase was primarily attributable to higher profits in the Animal Health and Nutrition segment ($4.3 million) primarily due to higher volume sales and lower costs, principally raw materials, at the Company's Israeli subsidiary (Koffolk) for coccidiostats. Increased profits from higher sales in the Company's Industrial Chemicals segment ($3.5 million) were due to the Odda acquisition and higher recycling fees. Increased sales prices and volumes for the Distribution segment improved results ($.8 million). Higher volume sales of coal ash also accounted for the increase in profit.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.7 million, or 15.6%, to $79.7 million in fiscal 2000 as compared to the prior year. The increase was primarily due to the Odda acquisition ($2.1 million), higher distribution expenses associated with increased sales of coal fly ash ($3.9 million) and higher distribution expenses ($1.1 million) associated with inorganic chemical sales. In fiscal 2000, corporate expenses included a $1.1 million non-cash charge to reflect the increase in repurchase value of redeemable common stock of a minority shareholder, as compared to income of $.2 million in the prior year. The prior year included an accrual for compensation expenses ($1.5 million) associated with the termination of employment of an executive of a subsidiary of the Company.

      Curtailment of Operations. In June 2000, the Company transferred title to its property in Sewaren, New Jersey to the Township of Woodbridge. Simultaneously, the Company entered into a ten year lease agreement with payments aggregating $2 million for certain areas of the property in order to allow it to conduct operations related to its RCRA Part B Facility Permit. Pursuant to the Transfer Agreement, the Township of Woodbridge took title to the property and assumed obligations with regard to the property including maintaining the ground water recovery system required by the Administrative Consent Order between the Company and the New Jersey Department of Environmental Protection. In connection with the assumption of obligations by the Township in fiscal 2000, the Company has reversed $1.5 million to income representing amounts previously reserved for ground water monitoring and remediation net of the present value of its lease obligations. In fiscal 1999, the

Company reversed $.5 million of the original $10 million charge to income based upon a reassessment of site remediation and ongoing cost requirements.

      Operating Income. Operating income increased by $5.3 million, or 51.3%, to $15.7 million in fiscal 2000, as compared to the prior year. The operating income of the Animal Health and Nutrition segment accounted for the largest part of the increase and improvements in the fly ash business accounted for most of the improvements over the prior year.

      Interest Expense, net. Interest expense increased by $1.6 million, or 13.1%, to $14.8 million in fiscal 2000 as compared to the prior year primarily due to an increased average level of bank borrowings and higher average interest rates.

      Gain from Property Damage Claim. In April 1999, the Company suffered inventory, real property and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. In fiscal 2000, the Company settled all claims with its insurance carriers and recorded a gain of $.9 million (in addition to the $3.7 million booked in fiscal 1999) based on agreed upon final reimbursements for damaged property and equipment in excess of its net book value.

      Other Expense, Net. Other expense, net, principally reflects foreign currency transaction losses of the Company's foreign subsidiaries.

      Gain from Sale of Assets. Odda had a minority equity investment in a local hydroelectric power company and also held contracts for the purchase of hydroelectric power through the years 2006 to 2010. As a result of legislative, regulatory and market developments occurring in Norway since the 1998 acquisition, the Company was able to sell its investment and related power rights to a Norwegian "state-owned" power production company in January 2000. As a result of the sale, Odda's ability to purchase power at cost terminated and it now purchases a majority of its power at prevailing market rates. The Company realized net sale proceeds of $18.7 million and recorded a pre-tax gain of $13.7 million. Approximately $1.3 million of additional net gain has been deferred and will be recognized over the period of a related power purchase contract with the buyer.

      Income Taxes. The 2000 and 1999 tax provisions differ from the amount calculated at the U.S. statutory rate, due primarily to the effect of non-deductible expenses and tax rate differences on foreign operations. The 2000 tax expense includes a provision related to the gain on sale of assets at the Norwegian statutory rate of 28%.

Liquidity and Capital Resources

      Cash on hand as of June 30, 2001 totaled $14.8 million compared to $2.4 million as of the fiscal 2000 year end. Much of the increase in cash results from the funding requirements of the international operations of the PAH business.

      Working capital as of June 30, 2001 and 2000 was $74.0 million and $79.9 million, respectively. Inventories increased by $33.4 million during the year, primarily due to inventory relating to the PAH business ($42.2 million), partially offset by the reduction in inventory from the sale of the Agtrol crop protection business ($6.9 million). Accounts payable and accrued expenses increased by $29.9 million from the prior year, all relating to the acquired PAH business. In addition, certain changes to the Company's revolving credit agreement during 2001 have resulted in borrowings under this agreement being classified as short-term debt.

      Net Cash Provided by Operating Activities. Cash provided by operating activities in fiscal 2001 was $13.1 million, an improvement of $21.1 million from the prior year. This increase is primarily due to positive cash flow generated from the seven months of operations of the acquired PAH business unit. Cash used in operating activities in fiscal 2000 was $7.9 million, $4.8 million higher than 1999. This increase was primarily due to higher levels of accounts receivable from sales of crop protection chemicals during the last quarter of fiscal 2000 compared to the prior year.

      Net Cash Used in Investing Activities. Net cash used in investing activities in fiscal 2001 was $40.1, primarily related to the PAH acquisition ($51.7 million) offset by proceeds from the sale of the Agtrol crop protection business ($26.5 million). Capital expenditures of $14.5 million were primarily for expansion of the Company's coal fly ash operations and for maintaining the Company's existing asset base, including projects related to productivity improvements and environmental protection and compliance. In fiscal 2000, net investing activities totaled $4.1 million. Capital expenditures were $22.6 million, with major expenditures taking place at Odda to increase production capacity and at MRT for expansion of the Company's coal fly ash operations. During fiscal 2000, the Company received proceeds of $18.7 million from the sale of assets by Odda.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities in 2001 was $39.9 million. Proceeds from the issuance of redeemable preferred securities were $45 million and costs of issuance were $4.2 million. In fiscal 2000, net cash provided by financing activities was $11.3 million, primarily the result of drawdowns under the Company's revolving credit facilities, partially offset by repayment of bank debt by Odda of approximately $10.0 million from proceeds generated from the sale of assets.

      Liquidity. In connection with the PAH acquisition, the Company amended its loan agreement with PNC Bank, increasing the revolving credit portion of the facility to $70 million (from $35 million) and adding an additional $15 million facility for spending on capital expenditures. The Company may choose between two interest options: the base rate, as defined; and the Euro Rate, as defined, plus 2 1/4% to 3% per annum, depending on the Company's operating performance and whether the drawdowns are under the revolving credit facility or the capital expenditure facility. The agreement was effective December 1, 2000 and continues until November 30, 2003. Due to the nature and terms of the amended revolving credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lockbox arrangement, all borrowings against this facility are now classified as a current liability. At June 30, 2001, the amount of credit extended under this agreement totaled $24.5 million and the Company had $23.1 million available under the borrowing base formula in this agreement. In addition, certain of the Company's foreign subsidiaries also had availability under their respective credit facilities totaling $7.7 million.

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

      In September 1999 and in April 2000, Odda received approvals from the Norwegian Bank Industrial and Regional Development Fund for loans of NOK 11.5 million and NOK 15 million, respectively for capital and environmental projects. The Company utilized $2.2 million and $.7 million of these funds during 2001 and 2000, respectively. Both facilities are repayable in 20 equal semi-annual installments beginning in 2002. At June 30, 2001 Odda was not in compliance with the debt service and liabilities to equity ratios in its credit agreements, and a waiver was obtained from its lenders.

      The Company anticipates spending approximately $13 million for capital expenditures in fiscal 2002, primarily to cover the Company's asset replacement needs, improve processes, and ensure environmental and regulatory compliance. The Company believes that cash flows from operations and available borrowing arrangements should provide sufficient working capital to operate the Company's existing business, to make budgeted capital expenditures, and to service interest and current principal coming due on outstanding debt.

Seasonality of Business

      Prior to the divestiture of the crop protection business, the Company's sales were typically highest in the fourth fiscal quarter due to the seasonal nature of the agricultural industry. With the sale of this business, as well as the acquisition of the non-seasonal PAH business, the Company's sales are expected to be less seasonal. However, some seasonality in the Company's results will remain as sales of certain industrial chemicals to the wood treatment industry as well as sales of coal fly ash are typically highest during the peak construction periods of the first and fourth fiscal quarters.

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

      Net exchange gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are reflected as a separate component of stockholders' equity. Translation losses relating to intercompany debt of short-term investment nature are included in other expense, net in the amounts of $2.8 million, $2.1 million and $1.8 million in the accompanying consolidated statements of operations for the years ended June 30, 2001, 2000 and 1999, respectively. Other foreign currency transaction gains and losses are not material.

Impact of Recently Adopted Accounting Pronouncements

      Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133")." These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in operations or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income will be included in operations in the periods in which operations are affected by the hedged item. The cumulative effect of a change in accounting principle due to the adoption of SFAS No. 133 was not material.

      The Company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes certain financial instruments to manage its foreign currency and commodity exposures, primarily related to forecasted transactions. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in operations currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company hedges forecasted transactions for periods not exceeding the next twelve months. The Company does not engage in trading or other speculative uses of financial instruments.

      The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates and as a means of hedging forecasted operating costs. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The change in a foreign currency option's time value is reported each period in other expense, net on the Company's consolidated statement of operations and comprehensive income. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedged transactions are reported on the Company's consolidated statement of operations and comprehensive income. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. During the year ended June 30, 2001, the Company's foreign currency options have been designated and qualify for cash flow hedges under the criteria of SFAS No. 133. The Company's foreign currency forward contracts and commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The Company recorded a net loss of $341 in cost of goods sold for commodity contracts and a net loss in other expense, net of $414 for foreign currency forward contracts and the ineffective portion of the option contracts for the year ended June 30, 2001.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other intangibles" ("SFAS No. 142"). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is currently assessing the impact of these statements.

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

      The Company's debt portfolio is comprised of fixed rate and variable rate debt of approximately $173.3 million as of June 30, 2001. Approximately 28% of the debt is variable and would be interest rate sensitive. For further details, refer to Note 6, of the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein.

      For the purposes of the sensitivity analysis, an immediate 10% change in interest rates would not have a material impact on the Company's cash flows and earnings over a one year period.

      As of June 30, 2001, the fair value of the Company's senior subordinated debt is estimated based on quoted market rates at $65.9 million and the related carrying amount is $100 million.

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

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At June 30, 2001, the fair market value was equal to the carrying amount due to the Company's adoption of SFAS 133 at July 1, 2000 which requires that all derivatives be recorded on the balance sheet at fair value. Based on the limited amount of foreign currency contracts at June 30, 2001, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at June 30, 2001, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At June 30, 2001, the contract values of these letters of credit and surety bonds were $1.0 million and their fair values did not differ materially from their carrying amount.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at June 30, 2001 would not be material when compared to the Company's earnings and financial position.

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

Certain Factors Affecting Future Operating Results

      This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following: the Company's substantial leverage and potential inability to service its debt; the Company's dependence on distributions from its subsidiaries; risks associated with the Company's international operations; the Company's dependence on its Israeli operations; competition in each of the Company's markets; potential environmental liability; extensive regulation by numerous government authorities in the United States and other countries; significant cyclical price fluctuation for the principal raw materials used by the Company in the manufacture of its products; the Company's reliance on the continued operation and sufficiency of its manufacturing facilities; the
Company's dependence upon unpatented trade secrets; the risks of legal proceedings and general litigation expenses; potential operating hazards and uninsured risks; the risk of work stoppages; the Company's dependence on key personnel; and the uncertain impact of the Company's acquisition plans.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      No response required.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The following sets forth, as of June 30, 2001, the name, age, and position of the Company's directors and executive officers:

Name                     Age                     Position
----                     ---                     --------
Jack C. Bendheim         54   Director; President and Chief Executive Officer

Marvin S. Sussman        54   Director; Chief Operating Officer and Executive
                              Vice President; President, Prince Group

James O. Herlands        59   Director and Executive Vice President; President,
                              PhibroChem Group

David C. Storbeck        46   Vice President and Chief Financial Officer

Joseph M. Katzenstein    59   Treasurer and Secretary

Steven L Cohen           57   Vice President and General Counsel

Peter A. Joseph          49   Director

Adam R. Karr             29   Director

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

      JAMES O. HERLANDS -- Director and Executive Vice President, and President of PhibroChem. Mr. Herlands joined the Company in 1964. Since then, he has served in various capabilities in sales/marketing and purchasing. He has been a director since 1988. Since 1992, Mr. Herlands has been President of the Company's PhibroChem Group. From 1988 to 1992, Mr. Herlands was Senior Vice President of the Company. Mr. Herlands is the first cousin of Jack Bendheim.

      DAVID C. STORBECK -- Vice President and Chief Financial Officer. Mr. Storbeck has served as Vice President and Chief Financial Officer since he joined the Company in January, 2001. From 1998 to 2000, Mr. Storbeck served as Vice President Finance of Matheson Tri-Gas, Inc. From 1995 to 1998, Mr. Storbeck served as Vice President Finance of Matheson Gas Products, Inc.

      JOSEPH M. KATZENSTEIN -- Treasurer and Secretary. Mr. Katzenstein joined the Company in 1962. Since 1982, he has been Secretary and Treasurer of the Company. Mr. Katzenstein served as corporate controller from 1966 to 1985.

      STEVEN L. COHEN -- Vice President and General Counsel. Mr. Cohen joined the Company in October, 2000 and has served as its Vice President - Regulatory and General Counsel since then. Prior to joining the

Company, Mr. Cohen was, from 1997 to 2000, General Counsel of Troy Corporation, a multi-national chemical company. From 1994 to 1997, Mr. Cohen was in private practice of law.

      PETER A.  JOSEPH --  Director.  Mr.  Joseph has served as  Director of the
Company since February, 2001. From 1998 to present, he has been a member of Palladium Equity Partners, LLC. From 1986 to 1997, Mr. Joseph was a general partner of Joseph Littlejohn & Levy.

      ADAM R. KARR -- Director. Mr. Karr has served as Director of the Company since February, 2001. Mr. Karr joined Palladium Equity Partners, LLC at its inception in 1997. In 2000, he became a member of the firm. In 1996, Mr. Karr was an associate at Joseph Littlejohn & Levy. From 1993 to 1995, he was at Donaldson, Lufkin & Jenrette.

Item 11. Executive Compensation.

      The following table sets forth the cash compensation paid by the Company and its subsidiaries for services during fiscal 2001, 2000, and 1999 to each of the Company's five most highly compensated executive officers:

                                                                                    Long Term Compensation
                                                                               --------------------------------
                                                                                       Awards           Payouts
                                                                               ----------------------   -------
                                                  Annual Compensation                      Securities
                                            ---------------------------------  Restricted  Underlying
     Name and                                                    Other Annual    Stock      Options/      LTIP     All Other
Principal Position                 Year     Salary      Bonus    Compensation    Awards       SARs      Payouts  Compensation**
------------------                 ----     ------      -----    ------------  ----------  ----------   -------  --------------
Jack C. Bendheim.................  2001   $1,640,000   $600,000    $     --     $    --     $   --      $   --       $5,300
President & CEO                    2000   $1,500,000         --          --          --         --          --       $5,362
                                   1999   $1,207,000         --          --          --         --          --       $5,200

Marvin S. Sussman*...............  2001   $  733,500   $710,000          --     $    --     $   --      $   --       $5,300
Executive Vice President & COO;    2000   $  467,000   $667,600          --          --         --          --       $5,362
President of Prince Group          1999   $  467,000   $597,200          --          --         --          --       $5,200

James O. Herlands................  2001   $  395,000   $382,500    $     --     $    --     $   --      $   --       $5,300
Executive Vice President;          2000   $  382,000   $252,500          --          --         --          --       $5,362
President of Phibrochem            1999   $  365,000   $250,000    $ 24,015          --         --          --       $5,200

Joseph M. Katzenstein............  2001   $  121,500   $     --    $     --     $    --     $   --      $   --       $3,800
Treasurer and Secretary            2000   $  115,250         --          --          --         --          --       $3,746
                                   1999   $  111,250         --          --          --         --          --       $3,616

Steven L. Cohen***...............  2001   $  131,250   $     --          --     $    --     $   --      $   --       $   --
Vice President & General Counsel

----------
* Pursuant to a Stockholders Agreement between Mr. Sussman and the Company, the Company is required to purchase at book value all shares of the Company's Class B Common Stock owned by Mr. Sussman in the event of his retirement, death, disability or the termination of his employment by the Company. Should Mr. Sussman elect to sell his shares, the Company has a right of first offer and an option to purchase the shares. See "Certain Relationships and Related Transactions." As a result, the Company is required to record as compensation to Mr. Sussman each year the change in the book value of the Company attributable to Mr. Sussman's shares. For 2001, 2000 and 1999 the amount attributable to Mr. Sussman's shares was $(3,135,000), $1,137,000 and $(187,000), respectively. Such amounts have not been distributed to Mr. Sussman.
** Represents contributions by the Company under its 401(k) Retirement and Savings Plan. See "--Compensation Pursuant to Plans."
***   Salary is since date of employment.

      In fiscal 2001, the Company granted no options or long-term incentive plan awards to the named executive officers and no options were held or exercised by any of the named executive officers.

Employment and Severance Agreements

      The Company entered into an employment agreement with Marvin S. Sussman in December 1987. Mr. Sussman, as Chief Operating Officer, is responsible for the day-to-day operations of the Company. The term of employment is from year to year, unless terminated by the Company at any time or by his death or permanent disability.

      In 1995, James O. Herlands purchased stock in Phibro-Tech. In connection therewith, the Company entered into a severance agreement with him. The agreement provides that, upon his Actual or Constructive Termination or a Change in Control Event (as such terms are defined), he is entitled to receive a cash Severance Amount (as defined therein), based upon a multiple of Phibro-Tech's pretax earnings (as defined therein). In addition, if an Extraordinary Event (as defined) occurs within 12 months after the occurrence of an Actual or Constructive Termination, the executive is entitled to receive an additional Catch-up Payment (as defined). At June 30, 2001, no severance payments would have been due to Mr. Herlands if he were terminated. See "Certain Relationships and Related Transactions."

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

      The accounts of Messrs. Bendheim, Sussman, Herlands, Katzenstein, and Cohen were credited with employer contributions of $5,300, $5,300, $5,300, $3,800 and $0, respectively, for fiscal 2001.

      Retirement Plan. The Company has adopted The Retirement Plan of Philipp Brothers Chemicals Inc. and Subsidiaries and Affiliates which is a defined benefit pension plan (the "Retirement Plan"). Employees of the Company are eligible for participation in the Retirement Plan once they have attained age 21 and completed a year of service (which is a Plan Year in which the employee completes 1,000 hours of service). The Retirement Plan provides benefits equal to the sum of (a) 1.0% of an employee's "average salary" plus 0.5% of the employee's "average salary" in excess of the average of the employee's social security taxable wage base, times years of service after July 1, 1989, plus (b) the employee's frozen accrued benefit, if any, as of June 30, 1989 calculated under the Retirement Plan formula in effect at that time. For purposes of calculating the portion of the benefit based on "average salary" in excess of the average wage base, years of service shall not exceed 35. "Average salary" for these purposes means the employee's salary over the consecutive five year period in the last ten years preceding retirement or other termination of employment which produces the highest average; or, if an employee has fewer than five years of service, all such years of service. An employee becomes vested in his plan benefit once he completes five years of service with the Company. In general, benefits are payable after retirement or disability in the form of a 50%, 75% or 100% joint or survivor annuity, life annuity or life annuity with a five or ten year term. In some cases benefits may also be payable under the Retirement Plan in the event of an employee's death.

      The  following  table  shows  estimated   annual  benefits   payable  upon
retirement in specified compensation and years of service classifications, assuming a life annuity with a ten year term.

                                              Years of Service
                         -------------------------------------------------------
Average Compensation        15          20          25          30         35
--------------------     -------     -------     -------     -------     -------
$25,000 ............     $ 3,750     $ 5,000     $ 6,250     $ 7,500     $ 8,750
$50,000 ............     $ 7,500     $10,000     $12,500     $15,000     $17,500
$75,000 ............     $12,100     $15,490     $18,900     $22,500     $26,250
$100,000 ...........     $17,730     $22,990     $28,280     $33,620     $39,170
$150,000 ...........     $28,980     $37,990     $47,030     $56,120     $65,420
$200,000 ...........     $33,480     $43,990     $54,530     $65,120     $75,920

      As of June 30, 2001, Messrs. Bendheim, Sussman, Herlands, Katzenstein and Cohen had 32, 30, 37, 39 and 0 estimated credited years of service, respectively, under the Retirement Plan. The compensation covered by the Retirement Plan for each of these officers as of June 30, 2001 is $170,000 except for Mr. Katzenstein whose covered compensation is $118,000. Such individuals, at age 65, will have 43, 41, 43, 45 and 8 credited years of service, respectively. The annual expected benefit after normal retirement at age 65 for each of these individuals, based on the compensation taken into account as of June 30, 2001, is $109,490, $125,040, $122,560, $48,970 and
$19,560, respectively.

      Most of the Company's foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on applicable legal requirements and local practices.

      Deferred Compensation Plan. In 1994, the Company adopted a non-qualified Deferred Compensation Plan and Trust, as an incentive for certain executives. The plan provides for (i) a Retirement Income Benefit (as defined), (ii) a Survivor's Income Benefit (as defined), and (iii) Deferred Compensation Benefit (as defined). Three employees currently participate in this plan. A trust has been established to provide the benefits described above.

      The following table shows the estimated benefits from this plan as of June 30, 2001.

                                            Annual      Survivor's    Deferred
                                          Retirement      Income    Compensation
                                        Income Benefit    Benefit      Benefit
                                        --------------  ----------  ------------
Jack C. Bendheim....................       $19,976      $1,500,000    $229,429
James O. Herlands...................       $19,796      $  780,000    $203,882
Marvin S. Sussman...................       $19,796      $1,500,000    $ 78,907

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

Meetings and Compensation of Directors

      During fiscal 2001, the Board of Directors took certain actions by both written consent and at regular meetings. Directors are elected annually and serve until the next annual meeting of Shareholders or until their successors are elected and qualified. The Company's directors do not receive any cash compensation for service on the Board of Directors, but directors may be reimbursed for certain expenses in connection with attendance at board meetings. The Company has entered into certain transactions with certain of the directors. See "Certain Relationships and Related Transactions."

Committees of the Board of Directors

      The Company's Board of Directors has not created any committees.

Report of Board of Directors as to Compensation

      The Company does not have a Compensation Committee or other Board Committee performing equivalent functions. Executive compensation is determined by the Board as a whole. During fiscal 2001, Messrs. Bendheim, Sussman, Herlands, Joseph and Karr participated in deliberations regarding compensation of the Company's officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The table sets forth certain information as of June 30, 2001 regarding beneficial ownership of the Company's capital stock by each director and named executive officer of the Company, each beneficial owner of 5% or more of the outstanding shares of capital stock and all directors and officers as a group.

                                         Number of Shares (Percentage of Class)
                                        ---------------------------------------
Name                                    Class A Voting(1)     Class B Voting(2)
-----                                   -----------------     -----------------
Jack Bendheim(3).......................   12,600 (100%)       10,699.65 (90%)(4)
Marvin S. Sussman .....................         --             1,188.85 (10%)
All other officers and directors(5)....         --                   --
All officers and directors as a group..   12,600 (100%)       11,888.50 (100%)

----------
(1) The entire voting power of the Company is exercised by the holders of Class A Common Stock, except that the holders of Class B Common Stock elect one director but do not vote on any other matters.
(2) Class B shareholders will receive the entire equity of the Company upon its liquidation, after payment of preferences to holders of all classes of preferred stock and Class A Common Stock.
(3)   Jack Bendheim also owns 5,207 (100%) shares of Series A Preferred Stock.
(4) Includes 4,414.886 shares owned by trusts for the benefit of Jack Bendheim, his spouse, his children and their spouses and his grandchildren.
(5) Peter A. Joseph and Adam R. Karr have been designated as directors of the Company by Palladium Equity Partners, LLC which beneficially owns 25,000 and 20,000 shares of the Company's Class B and Class C Preferred Stock, respectively.

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

      Pursuant to a Shareholders Agreement dated December 29, 1987 between Marvin S. Sussman and the Company, the Company is required to purchase at book value all shares of the Company's Class B Common Stock owned by Mr. Sussman, in the event of his retirement, death, permanent disability or the termination of his employment by the Company. Should Mr. Sussman elect to sell his shares, the Company has a right of first offer and an option to purchase the shares.

      A Shareholders Agreement initially entered into by Phibro-Tech and three executives of Phibro-Tech, including James O. Herlands (the "Executives") provides, among other things, for restrictions on their shares as to voting, dividends, liquidation and transfer rights. The Shareholders Agreement also provides that upon the death of an Executive or termination of an Executive's employment, Phibro-Tech must purchase the Executive's shares at their fair market value, as determined by a qualified appraiser. In the event of a Change of Control (as defined), the Executive has the option to sell his shares to Phibro-Tech at such value. The Shareholders Agreement provides, that, upon the consent of Phibro-Tech, the Executives and the Company, the Executives' shares of Phibro-Tech Common Stock may be exchanged for a number of shares of the Company's Common Stock, which may be non-voting Common Stock, having an equivalent value, and upon any such exchange such shares of the Company's Common Stock will become subject to the Shareholders Agreement. The Company and Phibro-Tech also entered into Severance Agreements with the Executives which provide, among other things, for certain severance payments. See "Executive Compensation--Employment and Severance Agreements."

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

      In connection with the retirement of Nathan Z. Bistricer from the Company and Phibro-Tech in January, 2001, pursuant to the Shareholders Agreement among the executives and Phibro-Tech, the Company paid $855,000 in connection with the repurchase of 71.67 share of his Class B Common Stock of Phibro-Tech. In addition, in satisfaction of Phibro Tech's severance obligation under a Severance Agreement between Phibro Tech and Mr. Bistricer, the Company agreed to pay $516,070 in twenty-four (24) equal monthly installments to Mr. Bistricer. The Company also agreed to provide certain unspecific out-placement services to Mr. Bistricer not to exceed $15,000 in total costs and fees.

      The Company periodically advances funds to Jack Bendheim on a short-term, non-interest-bearing basis.

      The Company has advanced $200,000 to Marvin Sussman and his wife pursuant to a secured promissory note that is payable on demand and bears interest at the annual rate of 9%.

      In connection with the sale of the Company's Series B and Series C Preferred Stock to Palladium Equity Partners LLC and related entities (the "Palladium Investors"), the Company and Jack Bendheim entered into a Stockholders Agreement (the "Palladium Stockholders Agreement") dated November 30, 2000 with the Palladium Investors. The Palladium Stockholders Agreement provides for the Company's Board to be comprised of five Directors, at least two of whom will be designees of the Palladium Investors. Peter A. Joseph and Adam
R. Karr are designees of the Palladium Investors currently serving as Directors of the Company. If and for so long as the Company fails to redeem any share of Series B or Series C Preferred Stock requested for redemption by a Palladium Investor after the earliest to occur of June 1, 2008 (the maturity date of the Company's 9 7/8% Senior Subordinated Notes due 2008), the redemption of such Notes in full prior thereto or a change in control of the Company, then (x) the Palladium Investors may take control of the Board of Directors of the Company, and (y) Jack C. Bendheim has agreed to cause all equity securities owned by him to be voted in the manner directed by the Palladium Investors; provided, that, the Company must pay Jack Bendheim and Marvin Sussman, whether or not employed by the Company, an amount not less than their respective annual base salaries, in effect as of immediately prior to such assumption of control, until the earlier to occur of the expiration of control by the Palladium Investors and the fifth anniversary of their assumption of control.

      The Palladium Stockholders Agreement contains covenants with respect to the Company which restrict, without the consent of at least one director designated by the Palladium Investors (or, if no such director is then serving on the Board, at least one Palladium Investor), among other things, certain (a) issuances of shares, (b) sales of assets, (c) purchases of businesses and other investments, (d) the incurrence of indebtedness, including guarantees, (e) payment of dividends and other restricted payments, including redemptions or purchases of stock, (f) transactions with affiliates, (g) compensation and benefits of certain officers, and (h) mergers and acquisitions.

The Palladium Stockholders Agreement also provides that the Company shall furnish the Palladium Investors certain financial reporting and environmental information each year and grant to the Palladium Investors registration rights comparable to any such rights granted to any third party, and requires the Company to maintain certain key man life insurance on Jack C. Bendheim for the benefit of the Palladium Investors. The Palladium Stockholders Agreement provides certain limitations on the ability of Jack C. Bendheim to transfer voting shares of the Company, and certain limitations on the ability of the Palladium Investors to transfer their shares of the Company, including a right of first refusal in favor of the Company and Mr. Bendheim.

      Pursuant to the Management and Advisory Services Agreement dated November 30, 2000 between the Company and the Palladium Investors, the Company agreed to pay, on a quarterly basis, the Palladium Investors an annual management advisory fee of $2.25 million until such time as all shares of Series B and Series C Preferred Stock are redeemed.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Exhibits

Exhibit No.                         Description of Exhibit
-----------                         ----------------------
3.1               Composite Certificate of Incorporation of Registrant(7)

3.2               By-laws of Registrant(1)

4.1 Indenture, dated as of June 11, 1998, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company(1)

4.1.1 Supplemental Indenture, dated as of November 30, 2000, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(7)

                  Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2000. For a description of such indebtedness, see Note 7 of Notes to Consolidated Financial Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

10.1 Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated November 30, 2000, among Registrant, the Guarantors thereunder and PNC Bank, National Association ("PNC")(4)

10.1.1 First Amendment to Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated
                  September 28, 2001 and effective June 30, 2001, among Registrant, the Guarantors thereunder and PNC(7)

10.2 Manufacturing Agreement, dated May 15, 1994, by and between Merck & Co., Inc., Koffolk, Ltd., and Registrant(1)+

10.3 Lease, dated July 25, 1986, between Registrant and 400 Kelby Associates, as amended December 1, 1986 and December 30, 1994(1)

10.4 Lease, dated June 30, 1995, between First Dice Road Co. and Phibro-Tech, Inc., as amended May 1998(1)

10.5              Lease,  dated December 24, 1981,  between  Koffolk (1949) Ltd.
                  and Israel Land Administration(1)

10.6 Master Lease Agreement, dated February 27, 1998, between General Electric Capital Corp., Registrant and Phibro-Tech, Inc.(1)

10.7 Stockholders Agreement, dated December 29, 1987, by and between Registrant, Charles H. Bendheim, Jack C. Bendheim and Marvin S. Sussman(1)

10.8 Employment Agreement, dated December 29, 1987, by and between Registrant and Marvin S. Sussman(1)++

10.9              Stockholders Agreement, dated February 21, 1995, between James
                  O. Herlands and Phibro-Tech, Inc., as amended as of June 11, 1998(1)

10.10 Form of Severance Agreement, dated as of February 21, 1995, between Registrant and James O. Herlands(1)++

10.11 Agreement of Limited Partnership of First Dice Road Company, dated June 1, 1985, by and among Western Magnesium Corp., Jack Bendheim, Marvin S. Sussman and James O. Herlands, as amended November 1985(1)

10.12 Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan Trust, dated as of January 1, 1994, by and between Registrant on its own behalf and on behalf of C.P. Chemicals, Inc., Phibro-Tech, Inc. and the Trustee thereunder; Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan, dated March 18, 1994 ("Retirement Income and Deferred Compensation Plan")(1)++

10.12.1 First, Second and Third Amendments to Retirement Income and Deferred Compensation Plan.(2)++

10.13 Form of Executive Income Deferred Compensation Agreement, each dated March 11, 1990, by and between Registrant and each of Jack Bendheim, James Herlands and Marvin Sussman(1)++


10.14 Form of Executive Income Split Dollar Agreement, each dated March 1, 1990, by and between Registrant and each of Jack Bendheim, James Herlands and Marvin Sussman(1)++

10.15 Supply Agreement, dated as of September 28, 1998, between BOC Limited and Registrant(1)

10.16 Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental Protection, Division of Hazardous Waste Management, to C.P. Chemicals, Inc.(1)

10.17 Agreement for Transfer of Ownership, dated as of June 8, 2000, between C. P. Chemicals, Inc. ("CP") and the Township of Woodbridge ("Township"), and related Environmental Indemnification Agreement, between CP and Township, and Lease, between Township and CP(2)

10.18 Stockholders' Agreement, dated as of January 5, 2000, among shareholders of Penick Holding Company ("PHC"), and Certificate of Incorporation of PHC and Certificate of Designation, Preferences and Rights of Series A Redeemable Cumulative Preferred Stock of PHC(2)

10.19 Separation Agreement among Registrant, Phibro-Tech, Inc. and Nathan Bistricer dated as of October 4, 2000(3)

10.20 Stock Purchase Agreement between Phibro-Tech, Inc. and Nathan Bistricer dated as of October 4, 2000(3)

10.21 Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset Selling Corporations (named therein) and Registrant, and various exhibits and certain Schedules thereto(3)+

10.22 Stock Purchase Agreement, dated as of November 30, 2000, between Registrant and the Purchasers (as defined therein)(4)

10.23 Stockholders' Agreement, dated as of November 30, 2000, among Registrant, the Investor Stockholders (as defined therein) and Jack C. Bendheim(4)

10.24 United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.24.1 Amendment No. 1 to United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001(6)

10.25             Supply Agreement between  Phibro-Tech,  Inc. and Nufarm,  Inc.
                  dated as of May 1, 2001(5)

10.26             License Agreement between  Phibro-Tech,  Inc. and Nufarm, Inc.
                  dated as of May 1, 2001(5)

10.27             Management and Advisory Services  Agreement dated November 30,
                  2000  between   Registrant  and  Palladium   Equity  Partners,
                  L.L.C.(7)++*

21                List of Subsidiaries(7)

----------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4, No. 333-64641.
(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(3) Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.
(4) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated November 30, 2000.
(5) Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.
(6) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 14, 2001.
(7)   Filed herewith.
+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 406(b).
++    This Exhibit is a management compensatory plan or arrangement.

      (b) Financial Statement Schedules

      All  supplemental   schedules  are  omitted  because  of  the  absence  of
conditions under which they are required or because the information is shown in the financial statements or notes thereto or in other supplemental schedules.

      (c) Reports on Form 8-K.

      During the last quarter of the fiscal year ended June 30, 2001, the Company filed a report on Form 8-K dated June 14, 2001.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independents Accountants                                           F-2
Consolidated Balance Sheets-June 30, 2001 and 2000                           F-3
Consolidated Statements of Operations and Comprehensive Income-for
  the years ended June 30, 2001, 2000 and 1999                               F-4
Consolidated Statements of Changes in Stockholders' Equity-for
  the years ended June 30, 2001, 2000 and 1999                               F-5
Consolidated Statements of Cash Flows-for the years ended
  June 30, 2001, 2000 and 1999                                               F-6
Notes to Consolidated Financial Statements                                   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Philipp Brothers Chemicals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Philipp Brothers Chemicals, Inc. and Subsidiaries at June 30, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
October 4, 2001

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          As of June 30, 2001 and 2000
               (In Thousands, except share and per share amounts)

                                ASSETS                                     2001         2000
                                ------                                   ---------    ---------
CURRENT ASSETS:
   Cash and cash equivalents                                             $  14,845    $   2,403
     Trade receivables, less allowance for doubtful
         accounts of $2,369 at June 30, 2001 and $756 at June 30, 2000      77,910       79,376
     Other receivables                                                       4,800        8,479
     Inventories                                                            83,796       50,405
     Prepaid expenses and other current assets                              17,448        9,098
                                                                         ---------    ---------

             TOTAL CURRENT ASSETS                                          198,799      149,761

PROPERTY, PLANT AND EQUIPMENT, net                                         102,323       76,180

INTANGIBLES                                                                  5,832        6,297

OTHER ASSETS                                                                23,065       26,213
                                                                         ---------    ---------

                                                                         $ 330,019    $ 258,451
                                                                         =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdraft                                                      $   4,222    $   2,120
     Loans payable to banks                                                 28,463        8,650
     Current portion of long-term debt                                       5,404        2,296
     Accounts payable                                                       51,304       32,642
     Accrued expenses and other current liabilities                         35,378       24,157
                                                                         ---------    ---------

             TOTAL CURRENT LIABILITIES                                     124,771       69,865

LONG-TERM DEBT                                                             139,464      139,722

OTHER LIABILITIES                                                           12,926       13,282
                                                                         ---------    ---------

             TOTAL LIABILITIES                                             277,161      222,869
                                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
     Series B and C preferred stock                                         48,980           --
     Common stock                                                              378        3,513
     Common stock of subsidiary                                                 95          451
                                                                         ---------    ---------
             TOTAL REDEEMABLE SECURITIES                                    49,453        3,964
                                                                         ---------    ---------

STOCKHOLDERS' EQUITY:
     Preferred stock-$100 par value, 150,543 shares authorized,                521          521
         none issued at June 30, 2001 and 2000; Series A
         Preferred stock-$100 par value, 6% non cumulative,
         5,207 shares authorized and issued at June 30, 2001 and 2000
     Common stock-$0.10 par value, 30,300 shares authorized and                  2            2
         24,488 shares issued at June 30, 2001 and 2000
     Paid-in capital                                                           878          878
     Retained earnings                                                       9,741       32,808
     Accumulated other comprehensive (loss) -
         cumulative currency translation adjustment                         (7,737)      (2,591)
                                                                         ---------    ---------

             TOTAL STOCKHOLDERS' EQUITY                                      3,405       31,618
                                                                         ---------    ---------

                                                                         $ 330,019    $ 258,451
                                                                         =========    =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                For the Years Ended June 30, 2001, 2000 and 1999
                                 (In Thousands)

                                                                2001         2000         1999
                                                              ---------    ---------    ---------
NET SALES                                                     $ 364,410    $ 323,026    $ 302,057

COST OF GOODS SOLD                                              266,271      229,130      223,247
                                                              ---------    ---------    ---------

    GROSS PROFIT                                                 98,139       93,896       78,810

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                     97,163       79,703       68,955

CURTAILMENT OF OPERATIONS AT
    MANUFACTURING FACILITY                                           --       (1,481)        (500)
                                                              ---------    ---------    ---------

    OPERATING INCOME                                                976       15,674       10,355

OTHER:
    Interest expense                                             18,297       14,754       13,142
    Interest income                                                (566)        (600)        (628)
    Other expense, net                                            2,561        2,230        1,829
    Gain from property damage claim                                  --         (946)      (3,701)
    Gains from sale of assets                                    (2,440)     (13,763)          --
                                                              ---------    ---------    ---------

    (LOSS) INCOME BEFORE INCOME TAXES                           (16,876)      13,999         (287)

(BENEFIT) PROVISION FOR INCOME TAXES                             (1,981)       3,946          179
                                                              ---------    ---------    ---------

    NET (LOSS) INCOME                                           (14,895)      10,053         (466)

OTHER COMPREHENSIVE (LOSS) INCOME-
    Change in foreign currency translation adjustment            (5,146)          55       (2,043)
                                                              ---------    ---------    ---------

    COMPREHENSIVE (LOSS) INCOME                               $ (20,041)   $  10,108    $  (2,509)
                                                              =========    =========    =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1999, 2000 and 2001
                                 (In Thousands)

                                Preferred Stock           Common Stock
                                ---------------  ------------------------------                        Accumulated Other
                                                   Class      Class     Class    Paid-in    Retained     Comprehensive
                                   Series A         "A"        "B"       "C"     Capital    Earnings     (Loss) income-    Total
                                --------------   --------    --------  --------  --------   --------   -----------------  --------
BALANCE, JULY 1, 1998              $    521      $      1    $      1   $    1   $    435   $ 23,221       $   (603)      $ 23,577

  Foreign currency
    translation
    adjustment                                                                                               (2,043)        (2,043)

  Elimination of Class "C"
    shares to Class "A"
    common stock                                                           (1)          1                                       --

  Receivable from principal
    shareholder                                                                       380                                      380

  Net loss                                                                                      (466)                         (466)
                                   --------      --------    --------   ------   --------   --------       --------       --------

BALANCE, JUNE 30, 1999             $    521      $      1    $      1   $   --   $    816   $ 22,755       $ (2,646)      $ 21,448
                                   ========      ========    ========   ======   ========   ========       ========       ========

  Foreign currency
    translation
    adjustment                                                                                                   55             55

  Receivable from
    principal
    shareholder                                                                        62                                       62

  Net income                                                                                  10,053             --         10,053
                                   --------      --------    --------   ------   --------   --------       --------       --------

BALANCE, JUNE 30, 2000             $    521      $      1    $      1   $   --   $    878   $ 32,808       $ (2,591)      $ 31,618
                                   ========      ========    ========   ======   ========   ========       ========       ========

  Accretion of redeemable
    preferred securities
    to fair market value                                                                      (4,192)                       (4,192)

  Dividends on Series B
    and C redeemable
    preferred stock                                                                           (3,980)                       (3,980)

  Foreign currency
    translation
    adjustment                                                                                               (5,146)        (5,146)

  Net loss                                                                                   (14,895)                      (14,895)
                                   --------      --------    --------   ------   --------   --------       --------       --------

BALANCE, JUNE 30, 2001             $    521      $      1    $      1   $   --   $    878   $  9,741       $ (7,737)      $  3,405
                                   ========      ========    ========   ======   ========   ========       ========       ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 2001, 2000 and 1999
                                 (In Thousands)

                                                                                               2001           2000           1999
                                                                                             --------       --------       --------
OPERATING ACTIVITIES:
    Net (loss) income                                                                        $(14,895)      $ 10,053       $   (466)
    Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                                           13,832         11,866         11,245
       Deferred income taxes                                                                   (7,568)         1,438           (773)
       Provision for curtailment of operations at manufacturing facility                           --         (1,481)          (500)
       Gain from property damage claim                                                             --         (1,053)        (3,701)
       Gains from sale of assets                                                               (2,440)       (13,763)            --
       Change in redemption amount of redeemable common stock                                  (3,491)         1,007           (860)
       Other                                                                                    2,291            727          1,644

       Changes in operating  assets and  liabilities net of effect of businesses acquired:
          Accounts receivable                                                                  (1,409)        (8,281)        (5,922)
          Inventories                                                                          (1,999)           584         (3,550)
          Prepaid expenses and other current assets                                             4,987         (2,282)            35
          Other assets                                                                          2,203         (1,545)        (7,443)
          Accounts payable                                                                     19,469         (3,768)            43
          Accrued expenses and other current liabilities                                        2,161         (1,411)         7,147
                                                                                             --------       --------       --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  13,141         (7,909)        (3,101)
                                                                                             --------       --------       --------

INVESTING ACTIVITIES:
    Capital expenditures                                                                      (14,544)       (22,604)       (12,262)
    Acquisition of businesses, net of cash acquired                                           (51,700)            --        (21,505)
    Proceeds from property damage claim                                                            --          3,999             --
    Proceeds from sale of assets                                                               26,470         18,750             --
    Other investing                                                                              (375)        (4,203)            --
                                                                                             --------       --------       --------
          NET CASH USED IN INVESTING ACTIVITIES                                               (40,149)        (4,058)       (33,767)
                                                                                             --------       --------       --------

FINANCING ACTIVITIES:
    Cash overdraft                                                                              2,654            682           (477)
    Net (decrease) increase in short-term debt                                                 (8,006)         4,189          2,227
    Proceeds from long-term debt                                                                9,363         18,286         15,214
    Proceeds from issuance of redeemable preferred stock                                       45,000             --             --
    Payments of long-term debt                                                                 (4,924)       (11,871)        (1,675)
    Other financing                                                                            (4,192)            62            380
                                                                                             --------       --------       --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                            39,895         11,348         15,669
                                                                                             --------       --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (445)            --             --
                                                                                             --------       --------       --------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 12,442           (619)       (21,199)

CASH AND CASH EQUIVALENTS at beginning of period                                                2,403          3,022         24,221
                                                                                             --------       --------       --------

          CASH AND CASH EQUIVALENTS at end of period                                         $ 14,845       $  2,403       $  3,022
                                                                                             ========       ========       ========

Supplementary Cash Flow Information:

    Interest paid                                                                            $ 16,810       $ 13,694       $ 12,125
                                                                                             ========       ========       ========

    Income taxes paid                                                                        $  1,320       $  1,355       $  1,284
                                                                                             ========       ========       ========

Summary of significant noncash investing and financing activities

    Capital lease additions                                                                  $     --       $  1,536       $     --
                                                                                             ========       ========       ========

    Debt assumed through acquisition                                                         $     --       $     --       $ 18,195
                                                                                             ========       ========       ========

    Debt issued in connection with acquisition                                               $ 25,093       $     --       $     --
                                                                                             ========       ========       ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies

Description of Business:

      Philipp Brothers Chemicals, Inc. is a diversified global manufacturer and marketer of a broad range of specialty chemicals which are sold worldwide for use in numerous markets. Many of the Company's products provide critical performance attributes to its customers' products, while representing a relatively small percentage of total end-product costs. During fiscal 2001, the Company's products were manufactured at eleven facilities in the United States, five facilities in Europe, two facilities in Israel and two facilities in South America.

Principles of Consolidation and Basis of Presentation:

      The consolidated financial statements include the accounts of Philipp Brothers Chemicals, Inc. and its subsidiaries, all of which are either wholly owned or controlled (collectively, referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      The fiscal year of the Israeli and Brazilian subsidiaries of Koffolk Ltd. ends on March 31. Accordingly, the accounts of these subsidiaries are included in the consolidated financial statements on a three month lag.

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

Revenue Recognition:

      Revenue is recognized upon transfer of title and risk of loss to the customer, generally at time of shipment. Net sales are comprised of total sales billed, net of goods returned, trade discounts and customer allowances. Effective April 1, 2001 the Company adopted Staff Accounting Bulletin No. 101 ("SAB No. 101") "Revenue Recognition", which provides guidelines in applying generally accepted accounting principles to selected revenue recognition issues, and an interpretive release to SAB 101, clarifying certain of the positions on revenue recognition. The adoption of SAB No. 101 by the Company did not have a material impact on the Company's financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

Shipping and Handling

      Effective April 1, 2001 the Company has adopted the Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). EITF No. 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. EITF No. 00-10 also requires that any shipping and handling costs that are recorded below the gross margin line be disclosed. Included in the revenues shown on the Company's consolidated statement of operations is shipping and handling income of $6,102, $5,393, and $4,763 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. Shipping and handling costs are included in selling, general, and administrative expenses in the amounts of $22,275, $18,725, and $13,371, for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

Cash and Cash Equivalents:

      The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The effect of foreign currency changes on cash and cash equivalents is not material for fiscal 2000 and 1999.

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

      If the LIFO method of valuing certain inventories had not been used, total inventories at June 30, 2001 and 2000 would have been higher by $716 and $850, respectively. Inventories valued at LIFO amounted to $4,142 at June 30, 2001 and $4,809 at June 30, 2000.

      Inventories consist of the following at June 30, 2001 and 2000:

                                                               2001       2000
                                                              -------    -------
Raw materials .............................................   $22,614    $21,457
Work in process ...........................................     4,257      5,340
Finished goods ............................................    56,925     23,608
                                                              -------    -------
                                                              $83,796    $50,405
                                                              =======    =======

Property, Plant and Equipment:

      Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized in 2001, 2000 and 1999 was $277, $0 and $0, respectively. Depreciation is calculated using the straight-line method based upon estimated useful lives as follows:

     Building and improvements....................................    8-20 years
     Machinery and equipment......................................    3-10 years

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

Deferred Financing Costs:

      Deferred financing costs are being amortized using the interest method over the ten year life of the notes. Deferred costs relating to the senior credit facility are being amortized over the three year life of the agreement.

Intangibles:

      Intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Accumulated amortization amounted to $5,872 and $12,448 at June 30, 2001 and 2000, respectively.

Licensing and Permit Fees:

      Licensing and permit fees incurred to obtain the required federal, state and local hazardous waste treatment, storage and disposal permits are included in other assets and are amortized over the lives of the licenses, permits and rights of 5 to 10 years.

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

      Net exchange gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are reflected as a separate component of stockholders' equity. Translation losses relating to intercompany debt of short-term investment nature are included in other expense, net in the amounts of $2,768, $2,142 and $1,829 in the accompanying consolidated statements of operations for the years ended June 30, 2001, 2000 and 1999, respectively. Other foreign currency transaction gains and losses are not material.

Derivative Financial Instruments:

      Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities ("SFAS No. 133")." These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in operations or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income will be included in operations in the periods in which operations are affected by the hedged item. The cumulative effect of a change in accounting principle due to the adoption of SFAS No. 133 was not material.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

      The Company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes certain financial instruments to manage its foreign currency and commodity exposures, primarily related to forecasted transactions. To qualify a derivative as a hedge at inception and throughout the hedge period, the company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in operations currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company hedges forecasted transactions for periods not exceeding the next twelve months. The Company does not engage in trading or other speculative uses of financial instruments.

      The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates and as a means of hedging forecasted operating costs. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The change in a foreign currency option's time value is reported each period in other expense, net on the Company's consolidated statement of operations and comprehensive income. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedged transactions are reported on the Company's consolidated statement of operations and comprehensive income. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. During the year ended June 30, 2001, the Company's foreign currency options have been designated and qualify for cash flow hedges under the critieria of SFAS No. 133. The Company's foreign currency forward contracts and commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The Company recorded a net loss of $341 in cost of goods sold for commodity contracts and a net loss of $467 in other expense, net for foreign currency forward contracts and the ineffective portion of the option contracts for the year ended June 30, 2001.

Advertising Costs:

      Advertising expenditures, expensed when incurred, were $800, $953 and $1,077 for the years ended June 30, 2001, 2000 and 1999, respectively.

Impairment of Long-Lived Assets:

      The Company evaluates the recoverability of long-lived  assets,  including intangible assets, at each balance sheet date, using certain financial indicators such as historical and future ability to generate cash flows from operations. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest or income taxes) are less than the carrying amount of the assets.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

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

Research and Development Expenditures:

      Research and development expenditures were $2,952, $2,297 and $1,929 for the years ended June 30, 2001, 2000 and 1999, respectively, and are expensed as incurred.

Reclassification:

      Certain  prior  amounts  in  the   accompanying   consolidated   financial
statements and related notes have been reclassified to conform to 2001 presentation.

New Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is currently assessing the impact of these statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

2. Acquisitions

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

      The purchase price of $76,793 (including cost of acquisition) was paid with cash of $51,700 and the issue of a promissory note to Pfizer for $25,093, which matures in 2004 with interest payable semi-annually in arrears at 13%. The Company financed the $51,700 cash payment through the issuance of $40,808 of redeemable preferred securities ($45,000 of redeemable preferred securities, less costs connected with the issue of those securities of $4,192), and the remainder was financed through an amendment to existing bank credit facilities. In addition, under the terms of the purchase agreement, the Company is required to pay Pfizer contingent purchase price based on a percentage of future net revenues of a particular product. The term of the contingent payments is five years from November 30, 2000. The maximum contingent purchase price due under this arrangement is limited to $55,000, with a maximum annual payment of $12,000. Contingent purchase price paid will be allocated to related production equipment and product intangibles. The Company accrued $6,473 under this arrangement as of June 30, 2001. In addition, the Company is required to pay Pfizer contingent purchase price up to a maximum of $10,000 over five years on other products based on certain gross profit levels of the MFA business. No amounts have been accrued under this arrangement.

      The acquisition was accounted for in accordance with the purchase method and results of the MFA business have been included since the date of acquisition. The purchase price has been preliminarily allocated to inventory and property, plant, and equipment. Property, plant and equipment includes two facilities, Rixensart, Belgium and Guarulhols, Brazil. Following the closing, the Company operated under a supply agreement with Pfizer with respect to the manufacturing facility in Belgium pending regulatory approval of the transfer of title, which was completed on August 31, 2001. The Company is in the process of determining pension liability in connection with the employees of the Belgium plant who elected to transfer their benefits and the amount of their accumulated benefit obligations on August 31, 2001. Any difference between the pension liability assumed and the amounts funded by Pfizer will be included in the final allocation of purchase price which is expected to be completed by the end of the second quarter of fiscal 2002.

      The unaudited consolidated results of operations on a pro-forma basis as if such acquisition had occurred at the beginning of the periods being reported are as follows:

                                                               2001       2000
                                                             --------   --------
      Net sales...........................................   $412,003   $477,335
      Net (loss) income ..................................    (15,722)    26,118

      The impact of purchase accounting adjustments to the inventory acquired from Pfizer increased the net loss in 2001 by $8,889.

      On October 1, 1998, the Company acquired all of the outstanding capital stock of Odda Smelteverk, AS, a Norwegian company, and certain assets of the business of BOC Carbide Industries in the United Kingdom (together "Odda") from the BOC Group Plc for $19 million in cash and $18.2 million in debt. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their fair values at the acquisition date. The operating results of Odda are included in the Company's consolidated statements of operations from the date of acquisition. The fair value of assets acquired, including intangibles, was $40,811, and liabilities assumed totaled $18,195. Intangibles related to this acquisition of $3,916 are being amortized over 20 years on a straight-line basis.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

2. Acquisitions--(Continued)

      The unaudited consolidated results of operations on a pro-forma basis, as if such acquisition had occurred at the beginning of fiscal 1999 and 1998 are as follows:

                                                           1999         1998
                                                         ---------    ---------
Net sales ............................................   $ 306,653    $ 316,752
Income (loss) before extraordinary item ..............   $  (2,246)   $  (7,408)
Net (loss) ...........................................   $  (2,246)   $  (9,370)

3. Property, Plant and Equipment

      Property, plant and equipment consists of the following at June 30:

                                                              2001        2000
                                                            --------    --------
Land ...................................................    $  8,106    $  3,875
Buildings and improvements .............................      34,458      25,814
Machinery and equipment ................................     139,877     117,011
                                                            --------    --------
                                                             182,441     146,700
Less: Accumulated depreciation .........................      80,118      70,520
                                                            --------    --------
                                                            $102,323    $ 76,180
                                                            ========    ========

      Certain of the buildings of the Company's Israeli subsidiary are situated on land leased for a nominal amount from the Israel Land Authority. The lease expires on July 9, 2027.

      Depreciation expense amounted to $11,887, $10,343 and $9,963 for the years ended June 30, 2001, 2000 and 1999, respectively.

4. Related Party Transactions

      In January 2000, the owners of the Company invested $20 in a pharmaceutical company in exchange for a 20% voting common stock interest. Additionally, the Company invested $1,980 in preferred stock of the pharmaceutical  company.  The  preferred  stock  investment,  included  in other assets, is being carried on the equity basis. The Company recorded a loss of $218 in other expense, net in fiscal 2001. No adjustment to the carrying value was required in fiscal 2000. A subsidiary of the Company leases the property underlying its Santa Fe Springs, California plant from an affiliate which is controlled by shareholders of the Company. The lease requires annual base rent of $250 and terminates on June 30, 2008. The Company is responsible under the lease agreement to pay all real property taxes. The Company periodically advances funds to the principal shareholder on a short-term, non-interest-bearing basis. There were no amounts outstanding at June 30, 2001 and 2000.

5. Accrued Expenses and Other Current Liabilities

      The components of accrued expenses and other current liabilities at June 30, 2001 and 2000 are as follows:

                                                               2001       2000
                                                             --------   --------
   Commissions and rebates................................    $ 3,116   $ 5,952
   Pfizer contingent purchase price.......................      6,473        --
   Employee related expense...............................      5,577     4,512
   Other accrued liabilities..............................     20,212    13,693
                                                              -------   -------
                                                              $35,378   $24,157
                                                              =======   =======

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

6. Debt

      Long-term debt consists of the following at June 30, 2001 and 2000:

                                                               2001       2000
                                                             --------   --------
Domestic:
   Senior Subordinated Notes due June 1, 2008 (a) ........   $100,000   $100,000
   Bank borrowings (b) ...................................      3,800     29,700
   Pfizer Promissory Note (c) ............................     25,093         --
   Capitalized lease obligations and other ...............      1,618      2,464
Foreign:
   Bank loans with interest at NIBOR plus .75% payable
     in Norwegian Krone (NOK) maturing through 2004 (d) .. 5,376 5,838 Revolving credit bank loan with interest at NIBOR plus 2% payable in Norwegian Krone (NOK) maturing
     through 2003 (d) ....................................      1,801      2,919
   Norwegian Government Loan payable in Norwegian
     Krone (NOK) maturing in equal semi-annual payments
     through 2013 (e) ....................................      2,850        671
   Bank loans with interest at LIBOR plus 1 1/4%
     repayable with interest in equal quarterly
     installments through 2005 (f) .......................      4,000         --
   Capitalized lease obligations and other ...............        330        426
                                                             --------   --------
                                                              144,868    142,018
   Less: Current maturities ..............................      5,404      2,296
                                                             --------   --------
                                                             $139,464   $139,722
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

      (b) On November 30, 2000, the Company amended its senior credit facility with PNC Bank, increasing the revolving credit portion of the facility to $70 million (from $35 million) and adding an additional $15 million facility for spending on capital expenditures. The amended agreement was effective December 1, 2001 and continues until November 30, 2003. The Company may choose between two interest options: the base rate, as defined; and the Euro Rate, as defined, plus 2 1/4 % to 3% per annum, depending on the Company's operating performance and whether the drawdowns are under the revolving credit facility or the capital expenditure facility. Capital advances are limited to $7.5 million in either the first or second year from the closing date and are repayable commencing on the first business day of the month next succeeding the second anniverary date of the closing date based upon a 60 month amortization table with all outstanding capital advances being repaid on the last day of the Term. The $70 million revolving credit facility is subject to availability under a borrowing base formula for domestic accounts receivable and inventories, as defined, which also serve as collateral on the borrowings. In addition to having $24.5 million outstanding under the revolving credit facility and $3.8 million outstanding under the facility for spending on capital expenditures, the Company had $ 23.1 million available under the borrowing base formula as of June 30, 2001.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

6. Debt--(Continued)

      The amended agreement contains a lock-box requirement and a subjective acceleration clause. Accordingly, the amounts outstanding under the revolving credit facility have been classified as short term in accordance with the Emerging Issues Task Force Statement No. 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement" and is included in loans payable to banks in the consolidated balance sheet at June 30, 2001. Advances under the capital expenditure facility have been classified as long term.

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

      The Company was in compliance with the financial covenants of the credit facility during fiscal 2001.

      (c) On December 1, 2000, in connection with the Pfizer acquisition, the Company issued a 13% promissory note to Pfizer in the amount of $25,093 with interest payable semi-annually. Principal payments, each equal to 10% of the amount of the loan, are due December 3, 2001 and 2002. The remaining 80% of the loan is due March 1, 2004. The note is collateralized by the Company's facilities in Rixansart, Belgium and Guarulhos, Brazil.

      (d) The Company's Norwegian subsidiary has entered into two separate multi-currency revolving facilities as follows: In August 1998, the subsidiary entered into a five-year multi-currency credit facility, for NOK (Norwegian Kroner) 90,000 (approximately $11,335 as of June 30, 1999), in agreed Euro-currencies. Borrowings under such facility bear interest at the LIBOR or NIBOR rate as defined plus 0.475%. The subsidiary has agreed to pay a commitment fee of 1/4% on the unused portion of such facility. In August 1998, the subsidiary entered into a five-year multi-currency revolving credit facility, for NOK 65,000 (approximately $8,120 as of June 30, 1999), in agreed Euro-currencies. Borrowings under such facility bear interest at the LIBOR or NIBOR rate as defined plus the applicable margin. Such LIBOR or NIBOR margin shall be subject to adjustment based on the subsidiary's debt service coverage and equity ratios (which margins could be 3/4% or 1%). The subsidiary has agreed to pay a commitment fee equal to 50% of the applicable margin. In connection with both such facilities, the subsidiary may choose the duration (one, three or six months) for which the interest rate may apply. Indebtedness under both such currency facilities is collateralized by a lien on the subsidiary's receivables, inventory and property and production facilities. Philipp Brothers Chemicals, Inc. guarantees both credit facilities.

      In connection with the subsidiary's sale of its minority interest in the local hydroelectric power company and related contract rights, (see Note 18) and the simultaneous release of collateral in those shares pledged under the facilities, the subsidiary repaid NOK 80,000 in total under both of the credit facilities in January 2000 (approximately $9,970 at January 2000) as a permanent reduction in the maximum borrowings allowed. As of June 30, 2001, the subsidiary has borrowed the maximum amount available under the facilities.

      At June 30, 2001 Odda was not in compliance with the debt service and liabilities to equity ratios in its credit agreements, and a waiver was obtained from its lenders.

      (e) The Company's Norwegian subsidiary entered into two separate loan agreements with the Norwegian Bank Industrial and Regional Development Fund. In September 1999, Odda received a rural development facility for NOK 11,500 ($1,236 outstanding at June 30, 2001) which bears interest at 4.6%. The interest rate, 8 1/2% at June 30, is discretionary by the government with one week notice. In April 2000 Odda received an environmental loan facility of NOK 15,000 ($1,614 outstanding at June 30, 2001) which bears interest at 4.6%. The interest rate is adjustable on May 1, 2005 based on a formula averaging five year government borrowing rates. Both facilities are repayable in 20 equal semi-annual installments beginning in 2002. Indebtedness under both facilities is collateralized by a lien on the subsidiary's receivables, inventory and property and production facilities.

      (f) The bank loans are collateralized by a lien on Koffolk Ltd.'s receivables and inventory.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

6. Debt--(Continued)

      The aggregate maturities of long-term debt after June 30, 2001 are as follows:

      Year Ended June 30,
      ------------------
      2002.........................................................  $  5,404
      2003.........................................................     4,911
      2004.........................................................    31,002
      2005.........................................................     1,423
      2006.........................................................       292
      Thereafter...................................................   101,836
                                                                     --------
        Total                                                        $144,868
                                                                     ========

7. Redeemable Common Stock of Subsidiary

      Certain key executives of the Company have had a 10.7% ownership interest in common stock of a subsidiary. The subsidiary's shares are redeemable at fair market value, based on independent appraisal, upon the death, disability or termination of the key executive. Adjustments to record the shares at their redeemable value have been charged to compensation expense.

      In addition, the Company and its subsidiary entered into severance agreements with the executives for payments based on a multiple of pretax earnings, as defined, and which are subject to certain restrictions pursuant to terms of the PNC Bank Credit Facility. At June 30, 2001 no aggregate severance payments would have been due the remaining executive if he were terminated.

      In connection with the separation of employment of a senior executive in the 1999 fiscal year and pursuant to the stock buyback and severance provisions of the aforementioned agreements, the Company recorded a charge of $1.5 million in selling, general and administrative expenses and reclassified $1.3 million from redeemable securities to accrued expenses and other current liabilities. The stock buyback resulted in a reduction of senior executive ownership in the subsidiary to 4%.

      In connection with the separation of employment of a senior executive in the 2001 fiscal year and pursuant to the stock buyback and severance provisions of the aforementioned agreements, the Company recorded a charge of $1.3 million in selling, general and administrative expenses and reclassified $0.2 million from redeemable securities to accrued expenses and other current liabilities. The stock buyback resulted in a reduction of senior executive ownership in the subsidiary to 2%.

      Certain key employees of the Company's MRT subsidiary own 12.3% of the non-voting common stock of MRT Management Corp ("MMC") and a right to contingent "phantom shares" of MMC. The shareholders agreement of MMC provides for the vesting of shares to the employees over certain periods of employment and granting of "phantom shares" to the employees based on certain performance goals. No phantom shares have been earned and no compensation expense has been recorded. The agreement also provides for the purchase of the minority shares for fair value in connection with termination of employment.

8. Redeemable Preferred Stock

      Redeemable preferred securities were issued on November 30, 2000 to Palladium Equity Partners LLC and related entities ("Palladium") as follows:

           Preferred B - $25,000 - 25,000 shares

           Preferred C - $20,000 - 20,000 shares

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

8. Redeemable Preferred Stock--(Continued)

      The redeemable preferred stock is entitled to cumulative cash dividends, payable semi-annually, at 15% per annum of the liquidation value. The liquidation value of the Preferred B stock is an amount equal to $1 per share plus all accrued and unpaid dividends (the "Liquidation Value"). The redeemable Preferred C stock is entitled to the Liquidation Value plus a percentage of the equity value of the Company, as defined in the amended Certificate of Incorporation. The equity value is calculated as a multiple of the earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company's business ("Equity Value"). The Company may, at the date of the annual closing anniversary, redeem the Preferred B stock, in whole or in part, at the Liquidation Value for cash, provided that if Preferred B is redeemed separately from the Preferred C, then the Preferred B must be redeemed for the Liquidation Value plus an additional amount which would generate an internal rate of return of 20% to Palladium on the Preferred B investment. Redemption in part of Preferred B is only available if at least 50% of the outstanding Preferred B is redeemed. On the third closing anniversary and on each closing anniversary thereafter, the Company may redeem for cash only in whole the Preferred C, at the Liquidation Value plus the Equity Value payment.

      At any time after the redemption of the Company's Senior Subordinated Notes due 2008, Palladium shall have the right to require the Company to redeem for cash the Preferred B at the Liquidation Value and the Preferred C at the Liquidation Value plus the Equity Value payment.

      The redeemable preferred securities were initially recorded at $40,808, representing proceeds of $45,000, net of costs of issuance of $4,192. The Company has recorded a charge of $4,192 to retained earnings to reflect the accretion of the preferred securities to their fair market value as at the closing date. Dividends of $3,980 have been accrued on the preferred securities and charged to retained earnings as of June 30, 2001. No equity value accretion was required as of June 30, 2001 under the applicable formula.

      In addition, an annual management advisory fee of $2,250 is payable to Palladium until all of the Preferred B and Preferred C shares are redeemed. Payments are made quarterly in advance and have been charged to general and administrative expense. The management fee was $1,313 for the year ended June 30, 2001.

9. Common Stock and Paid-in Capital

Common Stock:

      Common stock consisted of the following at June 30, 2001 and 2000:

                                      Authorized
                                        Shares     Issued Shares  Amount at Par
                                      ----------   ------------   -------------
Class A common stock...............     16,200         12,600         $.10
Class B common stock...............     14,100         11,888          .10
                                        ------         ------
                                        30,300         24,488
                                        ======         ======

      Holders of Class A common stock have full voting power, except the holders of class A shall be entitled to elect all but three of the directors and the holders of Class B shall be entitled to elect one director. No dividends may be paid to common stockholders until all dividends have been paid to holders of preferred stock. Thereafter, holders of Class A common stock shall receive dividends, when and as declared by the directors, at the rate of 5-1/2% of the par value of such stock (non-cumulative). After all declared dividends have been paid to Class A common stockholders, dividends may be declared and paid to the holders of Class B common stock. In the event of any complete liquidation, dissolution, winding up of the business, or sale of all the assets of the Company, and after the redemption of the preferred stock, the Class A common stockholders are entitled to a distribution equal to the par value of the stock plus declared and unpaid dividends. Thereafter, the remaining assets of the Company shall be distributed to the holders of Class B common stock.

      Issued shares include redeemable shares of a minority shareholder (see below).

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

9. Common Stock and Paid-in Capital--(Continued)

Redeemable Common Stock:

      Pursuant to terms of an agreement with a minority shareholder, who is also an officer of the Company, the Company is required to purchase, at book value, the Class B shares of such shareholder upon his retirement, death, disability, or the termination of his employment. Should such shareholder elect to sell his shares, the Company has a right of first offer and an option to purchase the shares. Adjustments to record the shares at redeemable value have been charged or credited to compensation expense.

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

      The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                                                 Domestic                         Norwegian
                                                                       ----------------------------      ---------------------------
                                                                        June 2001        June 2000        June 2001       June 2000
                                                                       -----------      -----------      -----------     -----------
Change in benefit obligation
Benefit obligation at beginning of year ........................        $  8,732         $  7,279         $  9,175         $ 10,030
Service cost ...................................................             949              905              161              250
Interest cost ..................................................             619              548              576              635
Benefits paid ..................................................            (249)             (81)            (740)            (743)
Actuarial (gain) or loss .......................................            (399)              81             (630)            (210)
                                                                        --------         --------         --------         --------

Benefit obligation at end of year ..............................        $  9,652         $  8,732         $  8,542         $  9,962
                                                                        ========         ========         ========         ========

Change in Plan Assets
Fair value of plan assets at beginning of year .................        $  7,430         $  5,626         $  9,232         $  9,736
Actual return on plan assets ...................................           1,332            1,095              810              768
Employer contributions .........................................             680              790              254              262
Benefits paid ..................................................            (249)             (81)            (740)            (743)
                                                                        --------         --------         --------         --------

Fair value of plan assets at end of year .......................        $  9,193         $  7,430         $  9,556         $ 10,023
                                                                        ========         ========         ========         ========

Funded Status
Funded status of the plan ......................................        $   (459)        $ (1,303)        $  1,014         $     61
Unrecognized net actuarial (gain) or loss ......................          (1,755)            (630)            (852)            (294)
Unrecognized prior service cost ................................            (918)          (1,082)              --               --
Unrecognized transition obligation/asset .......................             (18)             (21)              81               94
                                                                        --------         --------         --------         --------

(Accrued) prepaid pension cost .................................        $ (3,150)        $ (3,036)        $    243         $   (139)
                                                                        ========         ========         ========         ========

                                                                                        June 2001        June 2000         June 1999
                                                                                        ---------        ---------         ---------
Assumptions (Domestic)
Discount rate...................................................                             7.50%            7.50%            7.50%
Expected rate of return on plan assets..........................                             7.50%            7.50%            7.50%
Rate of compensation increase (depending on age)................                       3.00%-4.50%            5.00%            5.00%

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

10. Employee Benefit Plans--(Continued)

                                              June 2001  June 2000  June 1999
                                              ---------  ---------  ---------
Components of net periodic pension
  costs (Domestic)
Service cost - benefits earned
  during the year ..........................    $ 949      $ 905      $ 826
Interest cost on benefit obligation ........      618        549        452
Expected return on plan assets .............     (576)      (487)      (393)
Amortization of initial unrecognized net
  transition obligation (asset) ............       (3)        (3)        (3)
Amortization of prior service costs ........     (165)      (165)      (164)
Amortization of (gain) or loss .............      (31)        (2)        (6)
                                                -----      -----      -----

Net periodic pension cost ..................    $ 792      $ 797      $ 712
                                                =====      =====      =====

                                              June 2001  June 2000  June 1999(1)
                                              ---------  ---------  ---------
Assumptions (Norwegian)
Discount rate ..............................     7.00%      7.00%      6.50%
Expected rate of return on plan assets .....     8.00%      8.00%      8.00%
Rate of compensation increase ..............     3.30%      3.30%      3.30%
Components of net periodic pension
  costs (Norwegian)
Service cost - benefits earned
  during the period ........................    $ 161      $ 250      $ 228
Interest cost on benefit obligation ........      576        635        523
Expected return on plan assets .............     (810)      (759)      (628)
Amortization of initial unrecognized
  net transition obligation (asset) ........        5          5         --
Amortization of (gain) or loss .............      (49)       (18)        --
                                                -----      -----      -----

Net periodic pension cost ..................    $(117)     $ 113      $ 123
                                                =====      =====      =====

----------
(1)   For the period October 1, 1998 - June 30, 1999.

      The Company and its domestic subsidiaries have a 401(k) plan, under which an employee may make a pretax contribution of up to 6% of base compensation, and the Company makes a non-matching contribution equal to 1% of the employee's base compensation and a matching contribution equal to 50% of the contribution up to the first 3% of an employee's base compensation and 25% of any contribution in excess of 3% of base compensation. All contributions are subject to the maximum amount deductible for federal income tax purposes. The Company's contribution amounted to $607, $575 and $547 in 2001, 2000 and 1999, respectively.

      The Company has a deferred compensation and supplemental retirement plan for certain senior executives of the Company. The benefits provided by the plan are based upon years of service and the employees' average compensation subject to certain limits. The plan also provides for death benefits before retirement. Deferred compensation expense was $123, $97 and $92 in 2001, 2000 and 1999, respectively. At June 30, 2001 and 2000, the aggregate liability under this plan amounted to $705 and $637, respectively. To assist in funding the retirement and death benefits of the plan, the Company invested in corporate-owned life insurance policies, through a trust, which at June 30, 2001 and 2000 had cash surrender values of $1,197 and $1,098, respectively, and are included in other assets.

      In addition to Norway, most of the Company's foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on legal requirements and local practices. Expenses under these plans amounted to $489, $349 and $509 for 2001, 2000 and 1999, respectively.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

11. Income Taxes

      (Loss) income from operations before provision for income taxes consisted of:

                                              2001         2000         1999
                                            --------     --------     --------
Domestic ................................   $(12,561)    $ (2,332)    $   (755)
Foreign .................................     (4,315)      16,331          468
                                            --------     --------     --------
                                            $(16,876)    $ 13,999     $   (287)
                                            --------     --------     --------

      Components of income tax (benefit) expense are as follows:

                                              2001         2000         1999
                                            --------     --------     --------
Current tax provision:
   U.S. Federal .........................   $     --     $     --     $     --
   State and local ......................      1,711          245          160
   Foreign ..............................      3,876        2,264          792
                                            --------     --------     --------

   Total current tax provision ..........      5,587        2,509          952
                                            --------     --------     --------

Deferred tax (benefit) provision:
   U.S. Federal .........................     (3,528)        (287)         220
   State and local ......................       (289)           5         (125)
   Foreign ..............................     (4,760)       2,047         (868)
   Change in valuation allowance ........      1,009         (327)          --
                                            --------     --------     --------

   Total deferred tax (benefit)
     provision ..........................     (7,568)       1,438         (773)
                                            --------     --------     --------
 (Benefit) provision for income
   taxes ................................   $ (1,981)    $  3,947     $    179
                                            ========     ========     ========

      A reconciliation of the Federal statutory rate and the Company's effective tax rate follows:

                                                2001         2000         1999
                                              --------     --------     --------
U.S. Federal income tax rate ............      (34.0)%       34.0%       (34.0)%
State and local taxes, net of
  federal income tax effect .............        3.5          0.9          8.0
Tax rate differences on foreign
  operations ............................       17.1        (13.1)       (81.9)
Non-taxable income ......................       (6.3)          --           --
Expenses with no tax benefit ............        1.1          3.9        104.9
U.S. losses with no state tax
  benefit ...............................        5.0          1.4         79.1
Change in valuation allowance ...........        1.0         (2.3)          --
Other ...................................        0.9          3.4        (13.7)
                                              ------       ------       ------
                                               (11.7)%       28.2%        62.4%
                                              ======       ======       ======

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

      Provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries of approximately $25,000, whose earnings have been or are intended to be reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

11. Income Taxes--(Continued)

      The tax effects of significant temporary differences which comprise the deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows:

                                                             2001        2000
                                                           --------    --------
Deferred tax assets:
   Employee benefits ...................................   $  2,198    $  2,264
   Depreciation ........................................      1,043         780
   Insurance ...........................................        429         316
   Receivables allowances ..............................      1,175         615
   Inventory ...........................................      4,312         869
   Plant curtailment and environmental remediation .....      1,305       2,402
   Alternative minimum tax .............................        144         144
   Net operating loss carryforward -- domestic .........      8,091       4,523
                                   -- foreign ..........      3,847       2,420
   Other ...............................................      1,180         389
                                                           --------    --------
                                                             23,724      14,722
   Valuation allowance .................................     (1,434)       (425)
                                                           --------    --------
                                                             22,290      14,297
Deferred tax liabilities
   Property, plant and equipment .......................     (6,248)     (4,136)
   Gain on property damage .............................         --      (1,858)
   Other ...............................................       (606)       (662)
                                                           --------    --------
                                                             (6,854)     (6,656)
                                                           --------    --------
Net deferred tax asset .................................   $ 15,436    $  7,641
                                                           ========    ========

      Deferred   taxes  are  included  in  the  following   line  items  in  the
consolidated balance sheets:

                                                             2001        2000
                                                           --------    --------
Prepaid expenses and other current assets ..............   $ 10,133    $  5,075
Accrued expenses, taxes and other current liabilities ..       (523)        (88)
Other assets ...........................................      9,222       7,128
Other liabilities ......................................     (3,396)     (4,474)
                                                           --------    --------
                                                           $ 15,436    $  7,641
                                                           ========    ========

      The Company has domestic net operating loss carryforwards of approximately $20,000 that expire in 2019 through 2021 and foreign net operating loss carryforwards of approximately $13,000 that begin to expire in 2009. Valuation allowances have been provided against the tax benefit of domestic state net operating loss carryforwards and foreign tax credit carryforwards, which are considered not likely to be realized.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

12. Commitments and Contingencies

(a) Leases:

      The Company leases equipment and office, warehouse and manufacturing facilities through fiscal 2010 for minimum annual rentals (plus certain cost escalations) as follows:

                                                           Capital    Operating
Year Ended June 30,                                        Leases      Leases
-------------------                                       ---------  -----------
2002...................................................   $    556     $ 1,968
2003...................................................        512       1,815
2004...................................................        410       1,548
2005...................................................        120       1,095
2006...................................................         --         674
Thereafter.............................................         --         891
                                                          --------     -------
Total minimum lease payments...........................   $  1,598     $ 7,991
                                                          ========     =======
Amounts representing interest..........................        274
                                                          --------
Present value of minimum lease payments................   $  1,324
                                                          ========

      Equipment under capitalized leases included in the consolidated balance sheets at June 30, 2001 and 2000 amounted to $195 and $224, net of accumulated depreciation of $993 and $1,092, respectively.

      The commitment for facilities includes $1,750 with an affiliate controlled by shareholders of the Company. (Refer to Note 4.)

      Rent expense under operating leases for the years ended June 30, 2001, 2000 and 1999 amounted to $2,243, $1,734 and $1,619, respectively.

(b) Purchase Commitments:

      The Company's subsidiary, MRT, has entered into minimum purchase commitments to purchase fly-ash at fixed prices over periods of up to 15 years. Fly-ash purchased under minimum purchase agreements for the years ended June 30, 2001, 2000 and 1999 were $5,098, $3,630 and $2,014, respectively. The Company's subsidiary, Odda Smelteverk, AS, has entered into a minimum purchase commitment to purchase power at fixed prices over periods of up to 10 years. Power purchased under this minimum purchase agreement for the years ended June 30, 2001 and 2000 was $1,102 and $574, respectively.

      At June 30, 2001, the Company had minimum purchase commitments, as follows:

                                                   Fly Ash            Power
    Year Ended June 30,                       Minimum Purchase  Minimum Purchase
    -------------------                       ----------------  ----------------
    2002....................................     $  6,910          $  1,102
    2003....................................        7,457             1,102
    2004....................................        7,059             1,102
    2005....................................        6,238             1,102
    2006....................................        4,623             1,102
    Thereafter..............................       32,388             3,306
                                                 --------          --------
    Total minimum purchase commitments......     $ 64,675          $  8,816
                                                 ========          ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

12. Commitments and Contingencies--(Continued)

(c) Litigation:

      The Company's subsidiary, Phibro-Tech, Inc., has been named as a potentially responsible party ("PRP") in connection with an action commenced by the EPA, involving a third party fertilizer manufacturing site in South Carolina. Phibro-Tech, Inc. was also named as a PRP involving a third party site in California. Tentative settlements have been reached in both of these actions and adequate reserves have been established.

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

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $2,222 which is included in current and long-term liabilities in the June 30, 2001 consolidated balance sheet (approximately $1,558 in 2000). Such amounts represent primarily the cost of feasibility studies and remediation activities and are expected to be substantially incurred over a three year period. No amounts have been discounted. Environmental provisions are $1,252, $252 and $167 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

12. Commitments and Contingencies--(Continued)

      The accrual for groundwater monitoring represented personnel, utility and related costs aggregating an estimated $4.2 million over 10 years and discounted at a 7% rate. During fiscal 2000 and 1999, the Company expended $377 and $480, respectively, related to site restoration and groundwater and remediation activities and during 1999 reversed $500 to income based upon a reassessment of site restoration and ongoing cost requirements.

      In June 2000, the Company entered an agreement ("Transfer Agreement") with the Township of Woodbridge ("Township") to transfer title to its property in Sewaren, New Jersey to the Township. Simultaneously the Company entered into a 10 year lease agreement with the Township, with payments aggregating $2 million, for certain areas of the property in order to allow the Company to conduct operations related to its RCRA Part B Facility Permit. The Company retained its environmental obligations pursuant to an Administrative Consent Order (ACO) between the Company and the New Jersey Department of Environmental Protection and has $351 recorded in long-term debt for the remaining payments under the ACO. Pursuant to the Transfer Agreement, the Township took title to the property and assumed obligations with regard to the property, including maintaining the ground water recovery system required by the ACO. In connection with the assumption of obligations by the Township in fiscal 2000, the Company reversed $1,481 to income, representing amounts previously reserved for ground water monitoring and remediation, net of the present value of its lease obligations.

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

      The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short-term debt is considered to be representative of their fair value because of their short maturities. The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. At June 30, 2001 and 2000, the fair value of the Company's Senior Subordinated Notes was $65,900 and $70,800, respectively and the related carrying amount is $100,000. At June 30, 2001 and 2000, the fair value of the Company's other long-term debt does not differ materially from its carrying amount based on the variable interest rate structure and frequent repricing of these obligations.

      The Company obtains third-party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. The contract values of the letters of credit and surety bonds at June 30, 2001 and 2000 were $1,035 and $2,250, respectively. The diffference between the carrying values and fair values of these letters of credit and surety bonds were not material.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

14. Business Segments

      The Company has four reportable segments--Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other. The Company previously reported two reportable segments - Agchem and Industrial Chemicals; however, due principally to organizational changes during fiscal 2001, including those associated with the acquisition of the animal health business from Pfizer and the sale of the Agtrol crop protection business, segment reporting has been revised. Prior period segment information has been revised to conform to the fiscal 2001 segment presentation. Reportable segments have been determined primarily on the basis of the nature of products and services and certain similar operating units have been aggregated. The Company's Animal Health and Nutrition segment manufactures and markets a broad range of feed additive products including trace minerals, anticoccidials, antibiotics, vitamins, vitamin premixes and other animal health products. The Company's Industrial Chemicals segment manufactures and markets pigments and other mineral products. Certain of these products include copper oxide, which is produced by the Company's recycling operation, mineral oxides, and alkaline etchants. The Company's Distribution segment markets and distributes a variety of industrial, specialty and fine organic chemicals and intermediates produced by others. The Company's All Other segment manufactures and markets a variety of specialty custom chemicals, and copper-based fungicides, as well as providing management and recycling of coal combustion residues.

      Transfers between segments are priced at amounts that include a manufacturing profit except that certain domestic transfers of $10,228, $9,606 and $11,422 from the Industrial Chemicals segment to the All Other segment for fiscal 2001, 2000 and 1999, respectively, are recorded at the cost of product transferred.

                                              2001         2000         1999
                                            ---------    ---------    ---------
Net Sales
  Animal Health and Nutrition               $ 202,573    $ 135,088    $ 132,845
  Industrial Chemicals                        107,455      109,318      107,611
  Distribution                                 44,452       49,254       47,646
  All Other                                    46,979       69,198       58,037
  Intersegment                                (37,049)     (39,832)     (44,082)
                                            ---------    ---------    ---------
Net Sales                                   $ 364,410    $ 323,026    $ 302,057
                                            =========    =========    =========

Intersegment Sales
  Animal Health and Nutrition               $   4,767    $   5,019    $   5,328
  Industrial Chemicals                         30,288       33,182       36,816
  Distribution                                  1,994        1,631        1,938
                                            ---------    ---------    ---------
Intersegment Sales                          $  37,049    $  39,832    $  44,082
                                            =========    =========    =========

Operating Income (Loss)
  Animal Health and Nutrition               $  17,562    $  11,539    $   8,763
  Industrial Chemicals                         (3,350)       5,355        4,988
  Distribution                                  3,936        3,817        3,643
  All Other                                    (7,086)       4,045        3,097
  Corporate expenses and adjustments          (10,086)      (9,082)     (10,136)
                                            ---------    ---------    ---------
Operating Income                            $     976    $  15,674    $  10,355
                                            =========    =========    =========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

Identifiable Assets
  Animal Health and Nutrition               $ 169,870    $  66,203    $  68,200
  Industrial Chemicals                         88,496       84,395       85,102
  Distribution                                 16,568       18,825       21,393
  All Other                                    33,362       66,187       48,147
  Corporate                                    21,723       22,841       15,937
                                            ---------    ---------    ---------
 Identifiable Assets                        $ 330,019    $ 258,451    $ 238,779
                                            =========    =========    =========

Depreciation and Amortization
  Animal Health and Nutrition               $   5,089    $   3,698    $   3,786
  Industrial Chemicals                          6,115        5,806        5,586
  Distribution                                    223          268          198
  All Other                                     1,623        1,558        1,144
  Corporate                                       782          536          531
                                            ---------    ---------    ---------
Depreciation and Amortization               $  13,832    $  11,866    $  11,245
                                            =========    =========    =========

Capital Expenditures
  Animal Health and Nutrition               $   2,669    $   2,363    $   1,587
  Industrial Chemicals                          6,122       15,413        7,350
  Distribution                                     18           13           91
  All Other                                     5,484        4,696        3,015
  Corporate                                       251          119          219
                                            ---------    ---------    ---------
Capital Expenditures                        $  14,544    $  22,604    $  12,262
                                            =========    =========    =========

15. Geographic Information:

      The following is information about the Company's operations in different geographic areas. Revenues to external customers and property, plant and equipment are attributed to the geographic areas based on the location of the Company's subsidiaries.

                                                2001         2000        1999
                                              --------     --------    --------
Revenues:
  United States ......................        $224,154     $209,767    $187,722
  Europe .............................          56,392       59,120      57,723
  Israel .............................          52,746       49,494      51,889
  South America ......................          19,603        4,645       4,723
  Asia/Pacific .......................          11,515           --          --
                                              --------     --------    --------
     Total Revenues ..................        $364,410     $323,026    $302,057
                                              ========     ========    ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

15. Geographic Information--(Continued)

                                              2001         2000         1999
                                            ---------    ---------    ---------
Operating Income
   United States ........................   $   6,982    $  13,715    $  10,872
   Europe ...............................         534        3,182        3,989
   Israel ...............................       6,867        7,119        5,059
   South America ........................       3,354          740          571
   Asia/Pacific .........................         478           --           --
   Corporate and Other ..................     (17,239)      (9,082)     (10,136)
                                            ---------    ---------    ---------
      Total Operating Income ............   $     976    $  15,674    $  10,355
                                            =========    =========    =========

                                                 2001         2000         1999
                                            ---------    ---------    ---------
Property, Plant and Equipment
   United States ........................   $  30,769    $  25,734    $  18,341
   Europe ...............................      40,693       32,465       27,362
   Israel ...............................      14,219       15,899       16,276
   South America ........................      16,426        2,082        2,315
   Asia/Pacific .........................         216           --           --
                                            ---------    ---------    ---------
      Total Property, Plant
        and Equipment ...................   $ 102,323    $  76,180    $  64,294
                                            =========    =========    =========

16. Valuation and Qualifying Accounts:

      Activity in the allowance for doubtful accounts consisted of the following for the fiscal years ended June 30:

                                               2001          2000          1999
                                            -------       -------       -------
Balance at beginning of period ..........   $   756       $   886       $   751
Provision for bad debts .................     1,740            --           153
Bad debt write-offs .....................      (127)         (130)          (18)
                                            -------       -------       -------
Balance at end of period ................   $ 2,369       $   756       $   886
                                            =======       =======       =======

17. Insurance Recoveries:

      In April 1999, the Company suffered inventory, real property and equipment loss at its Bowmanstown, Pennsylvania facility resulting from a fire. The Company carries insurance coverage for the property damage and business interruption losses and recorded a receivable of $4,259 in other receivables at June 30, 1999 for amounts reimbursable from the insurance carrier. The receivable was net of the Company's deductible and $1,000 advanced by the insurance carrier prior to June 30, 1999. A reduction of cost of sales of $396 was recorded for insurance recoveries in excess of the net book value of damaged inventory and a gain of $3,701 was recorded in other income for the excess of amounts reimbursable over the net book value of property and equipment. As of June 30, 2000, the Company finalized its claims with its insurance carriers and recorded additional gains in fiscal 2000 for property damage of $946 in other income and reimbursement for business interruption losses of $1,161 as a reduction of cost of sales. The receivable of $4,097 in other receivables as of June 30, 2000 was collected.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

18. Divestitures

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm, Inc. ("Nufarm"), the U.S. subsidiary of Nufarm Limited, a publicly listed Australian based company. On June 14, 2001, the Company sold its Agtrol international business to Nufarm. The sale included inventory and intangible assets to Nufarm and did not include plant, equipment, or other manufacturing assets. Phibro-Tech also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years.

      The sales price was $27,139, of which the Company received $25,418, in cash plus a note for $1,225 payable on June 30, 2001. The proceeds of the note were received on July 18, 2001. The Company is awaiting a payment of $455 for the international inventory in excess of the inventory at June 30, 2000 and $41 is being held in escrow pending the finalization of the sales agreement for the Argentina division. The Company recorded a pre-tax gain of $1,457. Approximately $1,484 of additional gain was deferred and will be recognized over the period of the related supply agreements.

      Revenues for the Agtrol business amounted to $31,333, $54,043 and $47,785 for the years ended June 30, 2001, 2000 and 1999, respectively. Operating (losses) income for the Agtrol business amounted to $(6,444), $2,599 and $2,670 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

      In fiscal 2001, Odda sold certain non-operating real property and recognized a gain of $983.

19. Consolidating Financial Statements

      In June 1998 the Company issued $100 million in Senior Subordinated Notes as described in Note 6. In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor Subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Koffolk, Inc., Phibro-Tech, Inc., MRT Management Corp., Mineral Resource Technologies, L.L.C., Prince
Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company (IL), Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc. and Phibro Animal Health U.S., Inc. The U.S. and foreign Guarantor and Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by PBC.

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

                        PHILIPP BROTHERS CHEMICALS, INC.
                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                                     Parent      Subsidiaries      Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
                          Assets
Current Assets:

Cash and cash equivalents                          $   1,292      $   1,210          $  12,343                           $  14,845

Trade receivables                                      4,624         32,291             40,995                              77,910

Other receivables                                        791          1,913              2,096                               4,800
Inventory                                              2,715         44,050             37,031                              83,796
Prepaid expenses and other                             5,461          2,745              9,242                              17,448
                                                   -------------------------------------------------------------------------------
                   Total current assets               14,883         82,209            101,707                 --          198,799
                                                   -------------------------------------------------------------------------------
Property, plant & equipment, net                         626         30,143             71,554                             102,323

Intangibles                                               87          1,915              3,830                               5,832
Investment in subsidiaries                            63,490          1,542             (6,138)           (58,894)              --
Intercompany                                          54,322        (22,808)             3,852            (35,366)              --
Other assets                                          93,466        (71,571)             1,170                              23,065
                                                   -------------------------------------------------------------------------------
                       Total assets                $ 226,874      $  21,430          $ 175,975          $ (94,260)       $ 330,019
                                                   ===============================================================================

           Liabilities and Stockholders' Equity

Current Liabilities:
Cash overdraft                                     $      13      $   4,209          $      --                           $   4,222
Loan payable to banks                                 24,471             --              3,992                              28,463
Current portion of long term debt                      2,541            493              2,370                               5,404
Accounts payable                                       1,743         23,359             26,202                              51,304
Accrued expenses and other                             7,859         11,780             15,739                              35,378
                                                   -------------------------------------------------------------------------------
Total current liabilities                             36,627         39,841             48,303                 --          124,771
                                                   -------------------------------------------------------------------------------

Long term debt                                       127,263        (60,654)           108,221            (35,366)         139,464

Other liabilities                                      2,129          5,731              5,066                              12,926

Redeemable securities:
Series B and C preferred stock                        48,980             --                 --                              48,980
Common stock                                             877             --               (499)                                378
Common stock of subsidiary                                --             95                 --                                  95
                                                   -------------------------------------------------------------------------------
                                                      49,857             95               (499)                --           49,453
                                                   -------------------------------------------------------------------------------
                   Stockholders' Equity
Series A preferred stock                                 521             --                 --                                 521
Common stock                                               2             32                 --                (32)               2
Paid in capital                                          878         34,041                 --            (34,041)             878
Retained earnings                                      9,741          2,325             22,496            (24,821)           9,741
Accumulated other comprehensive (loss) income-
  cumulative currency translation adjustment            (144)            19             (7,612)                             (7,737)
                                                   -------------------------------------------------------------------------------
                Total stockholders' equity            10,998         36,417             14,884            (58,894)           3,405
                                                   -------------------------------------------------------------------------------
               Total liabilities and equity        $ 226,874      $  21,430          $ 175,975          $ (94,260)       $ 330,019
                                                   ===============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        For The Year Ended June 30, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                                     Parent      Subsidiaries      Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  33,350        214,231          $ 164,600          $ (47,771)        $364,410

Cost of goods sold                                    27,310        154,368            132,364            (47,771)         266,271
                                                   --------------------------------------------------------------------------------
       Gross profit                                    6,040         59,863             32,236                 --           98,139

Selling, general, and administrative expenses         15,312         55,463             26,388                              97,163
                                                   --------------------------------------------------------------------------------
       Operating (loss) income                        (9,272)         4,400              5,848                 --              976

Interest expense                                      12,623             45              5,629                              18,297
Interest income                                         (117)           (10)              (439)                               (566)
Other expense                                            407         (1,530)             1,244                                 121

Intercompany allocation                              (16,216)        12,487              3,729                                  --

Loss (profit) relating to subsidiaries                 9,039             --                 --             (9,039)              --
                                                   --------------------------------------------------------------------------------
       (Loss) income before income taxes             (15,008)        (6,592)            (4,315)             9,039          (16,876)

Benefit for income taxes                                (113)        (1,170)              (698)                             (1,981)
                                                   --------------------------------------------------------------------------------
       Net (loss) income                           $ (14,895)     $  (5,422)         $  (3,617)         $   9,039         $(14,895)
                                                   ================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        For the Year Ended June 30, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                                     Parent      Subsidiaries      Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                  $ (14,895)     $  (5,422)         $  (3,617)         $   9,039        $ (14,895)
Adjustments to reconcile net (loss) income
  to net cash provided by operating
  activities:
  Depreciation and amortization                          782          5,103              7,947                              13,832
  Deferred income taxes                               (4,040)           769             (4,297)                             (7,568)
  Gains from sale of assets                               --         (1,790)              (650)                             (2,440)
  Change in redemption amount of redeemable
    common stock                                      (1,512)          (356)            (1,623)                             (3,491)
  Other                                                  406          1,640                245                               2,291

Changes in operating assets and liabilities
net of effect of business acquired:
Accounts receivable                                    1,549          9,220            (12,178)                             (1,409)
Inventory                                                552        (12,831)            10,280                              (1,999)
Prepaid expenses and other                             2,179          5,803             (2,995)                              4,987
Other assets                                           1,281         (1,411)             2,333                               2,203
Intercompany                                          29,101        (26,301)             6,239             (9,039)              --
Accounts payable                                        (397)         8,021             11,845                              19,469
Accrued expenses and other                            (2,186)           380              3,967                               2,161
                                                   --------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                12,820        (17,175)            17,496                 --           13,141
                                                   --------------------------------------------------------------------------------

Investing activities:
Capital expenditures                                    (251)        (9,201)            (5,092)                            (14,544)
Acquisition of a business                            (51,700)            --                  -                             (51,700)
Proceeds from sale of assets                              --         25,418              1,052                              26,470
Other investing                                          (50)            --               (325)                               (375)
                                                   --------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                               (52,001)        16,217             (4,365)                --          (40,149)
                                                   --------------------------------------------------------------------------------

Financing activities:
Cash overdraft                                          (145)         2,905               (106)                              2,654
Net decrease in short term debt                       (3,969)            --             (4,037)                             (8,006)
Proceeds from long term debt                           3,800             24              5,539                               9,363
Proceeds from issuance of redeemable preferred
  stock                                               45,000             --                  -                              45,000
Payments of long term debt                               (32)          (862)            (4,030)                             (4,924)
Other financing                                       (4,192)            --                  -                              (4,192)
                                                   --------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                40,462          2,067             (2,634)                --           39,895
                                                   --------------------------------------------------------------------------------
Effect of exchange rate changes on cash                   --              2               (447)                               (445)
                                                   --------------------------------------------------------------------------------
Net increase in cash and cash equivalents              1,281          1,111             10,050                 --           12,442

Cash and cash equivalents at beginning of year            11             99              2,293                               2,403
                                                   --------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   1,292      $   1,210          $  12,343          $      --         $ 14,845
                                                   ================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                                     Parent      Subsidiaries      Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
                          Assets

Current Assets:

Cash and cash equivalents                          $      11      $      99          $   2,293                            $   2,403

Trade receivables                                      6,172         45,378             27,826                               79,376

Other receivables                                      4,855            550              3,074                                8,479
Inventory                                              3,267         25,072             22,066                               50,405
Prepaid expenses and other                             3,065          2,443              3,590                                9,098
                                                   ---------------------------------------------------------------------------------
                   Total current assets               17,370         73,542             58,849                 --           149,761
                                                   ---------------------------------------------------------------------------------

Property, plant & equipment, net                         702         25,032             50,446                               76,180

Intangibles                                               87          2,292              3,918                                6,297
Investment in subsidiaries                            78,028          1,533             (6,129)           (73,432)               --
Intercompany                                          63,874        (32,463)             3,197            (34,608)               --
Other assets                                          15,236          8,542              2,435                               26,213
                                                   ---------------------------------------------------------------------------------

                       Total assets                $ 175,297      $  78,478          $ 112,716          $(108,040)        $ 258,451
                                                   =================================================================================

           Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft                                     $     158      $   1,302          $     660                            $   2,120
Loan payable to banks                                     --             --              8,650                                8,650
Current portion of long term debt                         31            893              1,372                                2,296
Accounts payable                                       2,140         14,999             15,503                               32,642
Accrued expenses and other                             3,892         13,118              7,147                               24,157
                                                   ---------------------------------------------------------------------------------
Total current liabilities                              6,221         30,312             33,332                 --            69,865
                                                   ---------------------------------------------------------------------------------

Long term debt                                       130,600          1,435             42,295            (34,608)          139,722

Other  liabilities                                     2,022          4,431              6,829                               13,282

Redeemable Securities:
Common stock                                           2,389             --              1,124                                3,513
Common stock of subsidiary                                --            451                 --                                  451
                                                   ---------------------------------------------------------------------------------
                                                       2,389            451              1,124                 --             3,964
                                                   ---------------------------------------------------------------------------------
                   Stockholders' Equity
Series A preferred stock                                 521             --                 --                                  521
Common stock                                               2             32                 --                (32)                2
Paid in capital                                          878         34,040                 --            (34,040)              878
Retained earnings                                     32,808          7,747             31,613            (39,360)           32,808
Accumulated other comprehensive income (loss)-
  cumulative currency translation adjustment            (144)            30             (2,477)                              (2,591)
                                                   ---------------------------------------------------------------------------------

                Total stockholders' equity            34,065         41,849             29,136            (73,432)           31,618
                                                   ---------------------------------------------------------------------------------

               Total liabilities and equity        $ 175,297      $  78,478          $ 112,716          $(108,040)        $ 258,451
                                                   =================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        For the Year Ended June 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                                     Parent      Subsidiaries      Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  35,977      $ 190,171          $ 132,918          $ (36,040)        $ 323,026

Cost of goods sold                                    29,091        136,975             99,104            (36,040)          229,130
                                                   ---------------------------------------------------------------------------------

                       Gross profit                    6,886         53,196             33,814                 --            93,896

Selling, general, and administrative expenses         12,587         43,546             23,570                               79,703

Curtailment of operations at
   manufacturing facility                                 --         (1,481)                --                               (1,481)

                                                   ---------------------------------------------------------------------------------
Operating (loss) income                               (5,701)        11,131             10,244                 --            15,674

Interest expense                                       8,519            198              6,037                               14,754
Interest income                                          (19)            (2)              (579)                                (600)
Other (income) expense                                  (912)            --              3,142                                2,230

Gain from property damage claim                           --           (946)                --                                 (946)
Gain from sale of asset                                   --             --            (13,763)                             (13,763)

Intercompany allocation                              (10,925)        10,860                 65                                   --

(Profit) loss relating to subsidiaries               (10,967)            --                 --             10,967                --

                                                   ---------------------------------------------------------------------------------
Income (loss) before income taxes                      8,603          1,021             15,342            (10,967)           13,999

(Benefit) provision for income taxes                  (1,450)         1,020              4,376                 --             3,946

                                                   ---------------------------------------------------------------------------------

Net income (loss)                                  $  10,053      $       1          $  10,966          $ (10,967)        $  10,053
                                                   =================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        For the Year Ended June 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                                     Parent      Subsidiaries      Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                  $  10,053      $       1          $  10,966          $ (10,967)        $ 10,053
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                          536          4,224              7,106                              11,866
  Deferred income taxes                                 (337)          (272)             2,047                               1,438
  Provision for curtailment of operations at
     manufacturing facility                               --         (1,481)                --                              (1,481)
  Gain from property damage claim                         --           (946)              (107)                             (1,053)
  Gain from sale of asset                                 --             --            (13,763)                            (13,763)
  Change in redemption amount of redeemable
     securities                                           13           (130)             1,124                               1,007
  Other                                                1,360            350               (983)                                727

Changes in operating assets and liabilities
  net of effect of business acquired:
Accounts receivable                                      (77)       (13,499)             5,295                              (8,281)
Inventory                                                945          1,471             (1,832)                                584
Prepaid expenses and other                            (3,884)           258              1,344                              (2,282)
Other assets                                          (1,316)           917             (1,146)                             (1,545)
Intercompany                                         (21,658)        18,526             (7,835)            10,967               --
Accounts payable                                         173            687             (4,628)                             (3,768)
Accrued expenses and other                               927         (4,280)             1,942                              (1,411)

                                                   ---------------------------------------------------------------------------------

Net cash (used in) provided by operating
  activities                                         (13,265)         5,826               (470)                --           (7,909)
                                                   ---------------------------------------------------------------------------------

Investing activities:
Capital expenditures                                    (119)       (11,276)           (11,209)                            (22,604)
Proceeds from property damage claim                       --          3,999                 --                               3,999
Proceeds from sale of asset                               --             --             18,750                              18,750
Other investing                                       (3,157)            --             (1,046)                             (4,203)

                                                   ---------------------------------------------------------------------------------

Net cash (used in) provided by investing
  activities                                          (3,276)        (7,277)             6,495                 --           (4,058)
                                                   ---------------------------------------------------------------------------------

Financing activities:
Cash overdraft                                          (119)         1,089               (288)                                682
Net increase in short term debt                           72             --              4,117                               4,189
Proceeds from long term debt                          16,300          1,595                391                              18,286
Payments of long term debt                               (94)        (1,300)           (10,477)                            (11,871)
Other financing                                           --             --                 62                                  62

                                                   ---------------------------------------------------------------------------------

Net cash provided by (used in) financing
  activities                                          16,159          1,384            (6,195)                 --           11,348
                                                   ---------------------------------------------------------------------------------

Net decrease in cash and cash equivalents               (382)           (67)              (170)                               (619)

Cash and cash equivalents at beginning of year           393            166              2,463                               3,022

                                                   ---------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $      11      $      99          $   2,293           $     --          $ 2,403
                                                   =================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        For the Year Ended June 30, 1999
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                                     Parent      Subsidiaries      Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  35,490      $ 171,378          $ 129,243          $ (34,054)        $302,057

Cost of goods sold                                    28,545        126,834            101,922            (34,054)         223,247
                                                   --------------------------------------------------------------------------------

                       Gross profit                    6,945         44,544             27,321                 --           78,810

Selling, general, and administrative expenses         11,726         37,955             19,274                              68,955

Curtailment of operations at
   manufacturing facility                                 --           (500)                --                                (500)

                                                   --------------------------------------------------------------------------------
Operating (loss) income                               (4,781)         7,089              8,047                 --           10,355

Interest expense                                       6,907            289              5,946                              13,142
Interest income                                         (357)            --               (271)                               (628)
Other (income) expense                                    --           (371)             2,200                               1,829

Gain from property damage claim                           --         (3,701)                --                              (3,701)

Intercompany allocation                               (9,668)         9,528                140                                  --

(Profit) loss relating to subsidiaries                  (342)            --                 --                342               --

                                                   --------------------------------------------------------------------------------
(Loss) income before income taxes                     (1,321)         1,344                 32               (342)            (287)

(Benefit) provision for income taxes                    (855)         1,285               (251)                --              179

                                                   --------------------------------------------------------------------------------

Net (loss) income                                  $    (466)     $      59          $     283          $    (342)        $   (466)
                                                   ================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        For the Year Ended June 30, 1999
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries   Consolidation    Consolidated
                                                     Parent      Subsidiaries      Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                  $   (466)      $     59           $    283           $   (342)        $   (466)
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization                         531          3,953              6,761                              11,245
  Deferred income taxes                              (2,771)         2,866               (868)                               (773)
  Provision for curtailment of operations at
     manufacturing facility                              --           (500)                --                                (500)
  Gain from property damage claim                        --         (3,701)                --                              (3,701)
  Change in redemption of redeemable securities        (187)          (673)                --                                (860)
  Other                                                (912)          (523)             3,079                               1,644

Changes in operating assets and liabilities
  net of effect of business acquired:
Accounts receivable                                    (405)        (3,275)            (2,242)                             (5,922)
Inventory                                              (616)        (7,181)             4,247                              (3,550)
Prepaid expenses and other                            1,783         (2,184)               436                                  35
Other assets                                         (1,018)        (4,113)            (2,312)                             (7,443)
Intercompany                                        (23,227)        14,998              7,887                342               --
Accounts payable                                       (401)         2,513             (2,069)                                 43
Accrued expenses and other                           (1,725)         8,165                707                               7,147

                                                   -------------------------------------------------------------------------------

Net cash (used in) provided by operating
  activities                                        (29,414)        10,404             15,909                 --           (3,101)
                                                   -------------------------------------------------------------------------------

Investing activities:
Capital expenditures                                   (219)        (6,431)            (5,612)                            (12,262)
Acguisition of businesses, net of cash acquired          --         (2,505)           (19,000)                            (21,505)

                                                   -------------------------------------------------------------------------------

Net cash (used in) provided by investing
  activities                                           (219)        (8,936)           (24,612)                --          (33,767)
                                                   -------------------------------------------------------------------------------

Financing activities:
Cash overdraft                                         (636)          (789)               948                                (477)
Net (decrease) increase in short term debt             (942)            --              3,169                               2,227
Proceeds from long term debt                         13,432             82              1,700                              15,214
Payments of long term debt                             (140)        (1,523)               (12)                             (1,675)
Other financing                                          --             --                380                                 380

                                                   -------------------------------------------------------------------------------

Net cash provided by (used in) financing
  activities                                         11,714         (2,230)             6,185                 --           15,669
                                                   -------------------------------------------------------------------------------

Net decrease in cash and cash equivalents           (17,919)          (762)            (2,518)                            (21,199)

Cash and cash equivalents at beginning of year       18,312            928              4,981                              24,221

                                                   -------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $ 393       $    166           $  2,463           $     --          $ 3,022
                                                   ===============================================================================

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHILIPP BROTHERS CHEMICALS, INC.

                                   By:           /s/ Jack C. Bendheim
                                       -----------------------------------------
                                                   Jack C. Bendheim
                                         President and Chief Executive Officer

                                   Date: October 10, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature and Title                                  Date
                 -------------------                                  ----

                /s/ Jack C. Bendheim                            October 10, 2001
   ------------------------------------------------
                  Jack C. Bendheim
   Director, President and Chief Executive Officer
            (Principal Executive Officer)

                /s/ David C. Storbeck                           October 10, 2001
   ------------------------------------------------
                  David C. Storbeck
     Vice President and Chief Financial Officer
          (Principal Financial Officer and
            Principal Accounting Officer)

                /s/ Marvin S. Sussman                           October 10, 2001
   ------------------------------------------------
                  Marvin S. Sussman
          Director, Chief Operating Officer
            and Executive Vice President

                /s/ James O. Herlands                           October 10, 2001
   ------------------------------------------------
                  James O. Herlands
        Director and Executive Vice President

Exhibit No.                         Description of Exhibit
-----------                         ----------------------
3.1               Composite Certificate of Incorporation of Registrant(7)

3.2               By-laws of Registrant(1)

4.1 Indenture, dated as of June 11, 1998, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company(1)

4.1.1 Supplemental Indenture, dated as of November 30, 2000, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(7)

                  Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2000. For a description of such indebtedness, see Note 7 of Notes to Consolidated Financial Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

10.1 Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated November 30, 2000, among Registrant, the Guarantors thereunder and PNC Bank, National Association ("PNC")(4)

10.1.1 First Amendment to Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated
                  September 28, 2001 and effective June 30, 2001, among Registrant, the Guarantors thereunder and PNC(7)

10.2 Manufacturing Agreement, dated May 15, 1994, by and between Merck & Co., Inc., Koffolk, Ltd., and Registrant(1)+

10.3 Lease, dated July 25, 1986, between Registrant and 400 Kelby Associates, as amended December 1, 1986 and December 30, 1994(1)

10.4 Lease, dated June 30, 1995, between First Dice Road Co. and Phibro-Tech, Inc., as amended May 1998(1)

10.5              Lease,  dated December 24, 1981,  between  Koffolk (1949) Ltd.
                  and Israel Land Administration(1)

10.6 Master Lease Agreement, dated February 27, 1998, between General Electric Capital Corp., Registrant and Phibro-Tech, Inc.(1)

10.7 Stockholders Agreement, dated December 29, 1987, by and between Registrant, Charles H. Bendheim, Jack C. Bendheim and Marvin S. Sussman(1)

10.8 Employment Agreement, dated December 29, 1987, by and between Registrant and Marvin S. Sussman(1)++

10.9              Stockholders Agreement, dated February 21, 1995, between James
                  O. Herlands and Phibro-Tech, Inc., as amended as of June 11, 1998(1)

10.10 Form of Severance Agreement, dated as of February 21, 1995, between Registrant and James O. Herlands(1)++

10.11 Agreement of Limited Partnership of First Dice Road Company, dated June 1, 1985, by and among Western Magnesium Corp., Jack Bendheim, Marvin S. Sussman and James O. Herlands, as amended November 1985(1)

10.12 Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan Trust, dated as of January 1, 1994, by and between Registrant on its own behalf and on behalf of C.P. Chemicals, Inc., Phibro-Tech, Inc. and the Trustee thereunder; Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan, dated March 18, 1994 ("Retirement Income and Deferred Compensation Plan")(1)++

10.12.1 First, Second and Third Amendments to Retirement Income and Deferred Compensation Plan.(2)++

10.13 Form of Executive Income Deferred Compensation Agreement, each dated March 11, 1990, by and between Registrant and each of Jack Bendheim, James Herlands and Marvin Sussman(1)++


10.14 Form of Executive Income Split Dollar Agreement, each dated March 1, 1990, by and between Registrant and each of Jack Bendheim, James Herlands and Marvin Sussman(1)++

10.15 Supply Agreement, dated as of September 28, 1998, between BOC Limited and Registrant(1)

10.16 Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental Protection, Division of Hazardous Waste Management, to C.P. Chemicals, Inc.(1)

10.17 Agreement for Transfer of Ownership, dated as of June 8, 2000, between C. P. Chemicals, Inc. ("CP") and the Township of Woodbridge ("Township"), and related Environmental Indemnification Agreement, between CP and Township, and Lease, between Township and CP(2)

10.18 Stockholders' Agreement, dated as of January 5, 2000, among shareholders of Penick Holding Company ("PHC"), and Certificate of Incorporation of PHC and Certificate of Designation, Preferences and Rights of Series A Redeemable Cumulative Preferred Stock of PHC(2)

10.19 Separation Agreement among Registrant, Phibro-Tech, Inc. and Nathan Bistricer dated as of October 4, 2000(3)

10.20 Stock Purchase Agreement between Phibro-Tech, Inc. and Nathan Bistricer dated as of October 4, 2000(3)

10.21 Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset Selling Corporations (named therein) and Registrant, and various exhibits and certain Schedules thereto(3)+

10.22 Stock Purchase Agreement, dated as of November 30, 2000, between Registrant and the Purchasers (as defined therein)(4)

10.23 Stockholders' Agreement, dated as of November 30, 2000, among Registrant, the Investor Stockholders (as defined therein) and Jack C. Bendheim(4)

10.24 United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.24.1 Amendment No. 1 to United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001(6)

10.25             Supply Agreement between  Phibro-Tech,  Inc. and Nufarm,  Inc.
                  dated as of May 1, 2001(5)

10.26             License Agreement between  Phibro-Tech,  Inc. and Nufarm, Inc.
                  dated as of May 1, 2001(5)

10.27             Management and Advisory Services  Agreement dated November 30,
                  2000  between   Registrant  and  Palladium   Equity  Partners,
                  L.L.C.(7)++*

21                List of Subsidiaries(7)

----------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4, No. 333-64641.
(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(3) Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.
(4) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated November 30, 2000.
(5) Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.
(6) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 14, 2001.
(7)   Filed herewith.
+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 406(b).
++    This Exhibit is a management compensatory plan or arrangement.