Form 10-Q
period 2001-09-30
PHILIPP BROTHERS CHEMICALS INC
filed 2001-11-13
CIK 1069899

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

                For the quarterly period ended September 30, 2001

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

                   Yes |X|                             No |_|

Number of shares of each class of common stock outstanding as of September 30, 2001:

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION (UNAUDITED)
        Item 1. Condensed Financial Statements .............................   3
                Condensed Consolidated Balance Sheets ......................   4
                Condensed Consolidated Statements of Operations
                and Comprehensive Income ...................................   5
                Condensed Consolidated Statements of Changes
                in Stockholders' Equity ....................................   6
                Condensed Consolidated Statements of Cash Flows ............   7
                Notes to Condensed Consolidated Financial Statements .......   8
        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................  18
        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk ................................................  21

PART II OTHER INFORMATION
        Item 5. Other Information ..........................................  22
        Item 6. Exhibits and Reports on Form 8-K ...........................  22

SIGNATURES .................................................................  23

This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2001 and/or throughout this Form 10-Q and in particular in Item 2 of Part I of this Form 10-Q under the caption "Certain Factors Affecting Future Operating Results." Unless the context otherwise requires, references in this report to the "Company" refers to the Company and/or one or more of its subsidiaries, as applicable.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)

                                                     September 30,     June 30,
                                                          2001           2001
                                                     -------------     --------
                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                          $  17,357      $  14,845
    Trade receivables, less allowance for
       doubtful accounts of $2,486 at
       September 30, 2001 and $2,369
       at June 30, 2001                                   72,985         77,910
    Other receivables                                      2,437          4,800
    Inventories                                           88,245         83,796
    Prepaid expenses and other current assets             16,297         17,448
                                                       ---------      ---------
          TOTAL CURRENT ASSETS                           197,321        198,799

PROPERTY, PLANT AND EQUIPMENT, net                       105,223        102,323

INTANGIBLES                                                5,873          5,832

OTHER ASSETS                                              23,492         23,065
                                                       ---------      ---------
                                                       $ 331,909      $ 330,019
                                                       =========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Cash overdraft                                     $   4,430      $   4,222
    Loans payable to banks                                31,540         28,463
    Current portion of long-term debt                      4,802          5,404
    Accounts payable                                      51,636         51,304
    Accrued expenses and other current
       liabilities                                        36,581         35,378
                                                       ---------      ---------
          TOTAL CURRENT LIABILITIES                      128,989        124,771

LONG-TERM DEBT                                           139,467        139,464

OTHER LIABILITIES                                         14,759         12,926
                                                       ---------      ---------
          TOTAL LIABILITIES                              283,215        277,161
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
    Series B and C preferred stock                        51,407         48,980
    Common stock                                              --            378
    Common stock of subsidiary                                95             95
                                                       ---------      ---------
          TOTAL REDEEMABLE SECURITIES                     51,502         49,453
                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
    Series A preferred stock                                 521            521
    Common stock                                               2              2
    Paid-in capital                                          878            878
    Retained earnings                                      4,949          9,741
    Accumulated other comprehensive
       income (loss) - gain on derivative
       instruments                                           145             --
       cumulative currency translation
       adjustment                                         (9,303)        (7,737)
                                                       ---------      ---------
          TOTAL STOCKHOLDERS' EQUITY                      (2,808)         3,405
                                                       ---------      ---------
                                                       $ 331,909      $ 330,019
                                                       =========      =========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)
             For the Three Months Ended September 30, 2001 and 2000
                                 (In Thousands)

                                                         2001            2000
                                                       --------        --------
NET SALES                                              $ 94,659        $ 72,795

COST OF GOODS SOLD                                       67,596          52,290
                                                       --------        --------
    GROSS PROFIT                                         27,063          20,505

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                             25,654          19,095
                                                       --------        --------
    OPERATING INCOME                                      1,409           1,410

OTHER:
    Interest expense                                      4,643           3,939

    Interest income                                         (70)           (217)

    Other (income)/expense, net                            (195)          1,328
                                                       --------        --------
    LOSS BEFORE INCOME TAXES                             (2,969)         (3,640)

BENEFIT FOR INCOME TAXES                                   (604)           (521)
                                                       --------        --------
    NET LOSS                                             (2,365)         (3,119)

OTHER COMPREHENSIVE INCOME (LOSS)-
    Gain on derivative instruments                          145              --
    Change in currency translation
     adjustment                                          (1,566)         (1,161)
                                                       --------        --------
    COMPREHENSIVE LOSS                                 $ (3,786)       $ (4,280)
                                                       ========        ========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                  For the Three Months Ended September 30, 2001
                                 (In Thousands)

                                         Preferred         Common Stock                                 Accumulated
                                           Stock       --------------------                                Other
                                         ---------      Class        Class      Paid-in     Retained   Comprehensive
                                          Series A       "A"          "B"       Capital     Earnings   (Loss) income-     Total
                                         ---------     -------      -------     -------     --------   --------------     -----
BALANCE, JULY 1, 2001                     $   521      $     1      $     1     $   878     $ 9,741       $(7,737)       $ 3,405

   Accretion of redeemable
    preferred securities to fair
    market value                                                                               (590)                        (590)

   Dividends on Series B and C
    redeemable preferred stock                                                               (1,837)                      (1,837)

   Gain on derivative
    instruments                                                                                               145            145

   Foreign currency translation
    adjustment                                                                                             (1,566)        (1,566)

   Net loss                                                                                  (2,365)                      (2,365)
                                          -------      -------      -------     -------     -------       -------        -------
BALANCE, SEPTEMBER 30, 2001               $   521      $     1      $     1     $   878     $ 4,949       $(9,158)       $(2,808)
                                          =======      =======      =======     =======     =======       =======        =======

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             For the Three Months Ended September 30, 2001 and 2000
                                 (In Thousands)

                                                           2001          2000
                                                         --------      --------
OPERATING ACTIVITIES:
    Net loss                                             $ (2,365)     $ (3,119)
    Adjustments to reconcile net loss to
     net cash provided
       by operating activities:
       Depreciation and amortization                        4,158         3,129
       Other                                                  789           (53)

       Changes in operating assets and
        liabilities:
          Accounts receivable                               5,525        12,018
          Inventories                                      (4,383)       (4,402)
          Prepaid expenses and other
            current assets                                  2,606         3,195
          Other assets                                       (815)       (1,958)
          Accounts payable                                 (1,334)         (761)
          Accrued expenses and other
            current liabilities                               872         2,369
                                                         --------      --------
          NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                      5,053        10,418
                                                         --------      --------

INVESTING ACTIVITIES:
    Capital expenditures                                   (3,626)       (3,248)
    Other investing                                            79           (85)
                                                         --------      --------
          NET CASH USED IN INVESTING
            ACTIVITIES                                     (3,547)       (3,333)
                                                         --------      --------

FINANCING ACTIVITIES:
    Cash overdraft                                             99         1,264
    Net increase (decrease) in short-term debt              1,917        (1,040)
    Proceeds from long-term debt                               11           732
    Payments of long-term debt                             (1,073)       (4,350)
                                                         --------      --------
          NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                              954        (3,394)
                                                         --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        52          (230)
                                                         --------      --------
          NET INCREASE IN CASH AND CASH
            EQUIVALENTS                                     2,512         3,461

CASH AND CASH EQUIVALENTS at beginning of
  period                                                   14,845         2,403
                                                         --------      --------
          CASH AND CASH EQUIVALENTS at end
            of period                                    $ 17,357      $  5,864
                                                         ========      ========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the three months ended September 30, 2001 and 2000.

      The condensed consolidated balance sheet as of June 30, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Additionally, it should be noted that the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 2001.

      Certain prior year amounts in the accompanying condensed consolidated financial statements and related notes have been reclassified to conform to the fiscal 2002 presentation. Such reclassifications include a reclassification of freight income of $1,443 for the three months ended September 30, 2000 from selling, general and administrative expenses to net sales on the consolidated statements of operations and comprehensive income, as a result of the adoption of the Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs."

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 is effective for the Company on July 1, 2002. The statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company is currently assessing the impact of this statement.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is effective for the Company on July 1, 2002. The statement addresses significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"), and the development of a single accounting model, based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is currently assessing the impact of this statement.

      The results of operations for the three months ended September 30, 2001 and 2000 may not be indicative of results for the full year.

2. Acquisition

      On November 30, 2000,  the Company  purchased the Medicated Feed Additives
(MFA) business of Pfizer, Inc. and certain of its subsidiaries ("Pfizer"). Under the terms of the purchase agreement, the Company is required to pay Pfizer contingent purchase price based on a percentage of future net revenues of a particular product. The term of the contingent payments is five years from November 30, 2000. The maximum contingent purchase price due under this arrangement is limited to $55,000, with a maximum annual payment of $12,000. Contingent purchase price paid will be allocated to related production equipment and product intangibles and the Company has recorded $9,349 under this arrangement as of September 30, 2001, of which $2,644 has been paid as of September 30, 2001. Under the terms of the agreement, the Company has elected to defer $3,000 of the payment until June 30, 2006. The deferred payment bears interest at an annual rate of 13%. In addition, the Company is required to pay Pfizer contingent purchase price up to a maximum of $10,000 over five years on

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

other products based on certain gross profit levels of the MFA business. No amounts have been accrued under this arrangement.

      The unaudited consolidated results of operations on a pro-forma basis as if such acquisition had occurred at the beginning of the three-month period ended September 30, 2000 are as follows:

      Net sales........................................      $97,063
      Net (loss) income................................       (4,076)

      The impact of purchase price adjustments to the inventory acquired from Pfizer increased the loss before income taxes for the three months ended September 30, 2001 by $1,973.

3. Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods; however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at September 30, 2001 and June 30, 2001 consist of the following:

                                                  Sept. 30,        June 30,
                                                    2001            2001
                                                  --------         -------
      Raw materials ....................          $28,918          $22,614
      Work-in-process ..................            2,437            4,257
      Finished goods ...................           56,890           56,925
                                                  -------          -------
                                                  $88,245          $83,796
                                                  =======          =======

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

      All  such  claims  are  being  contested,   and  management  believes  the
resolution of these matters will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

      b. Environmental Remediation

      The Company's domestic subsidiaries are subject to various federal, state and local environmental laws and regulations which govern the management of chemical wastes. The most significant regulation governing the Company's recycling activities is the Resource Conservation and Recovery Act of 1976 ("RCRA"). The Company has been issued final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina and Sewaren, New Jersey. The Company has also obtained an interim status RCRA permit for its Union City, California facility. The Company anticipates curtailing operations at this facility in the fourth quarter of 2001.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,984 as of September 30, 2001, which is included in current and long-term liabilities.

5. Business Segments

      The Company has four reportable segments--Animal Health and Nutrition, Industrial Chemicals, Distribution, and All Other. The Company previously reported two reportable segments - Agchem and Industrial Chemicals; however, due principally to organizational changes during fiscal 2001, including those associated with the acquisition of the animal health business from Pfizer and the sale of the Agtrol crop protection business, segment reporting has been revised. Prior period segment information has been revised to conform to the fiscal 2001 segment presentation. Reportable segments have been determined primarily on the basis of the nature of products and services and certain similar operating units have been aggregated. The Company's Animal Health and Nutrition segment manufactures and markets a broad range of feed additive products including trace minerals, anticoccidials, antibiotics, vitamins, vitamin premixes, and other animal health products. The Company's Industrial Chemicals segment manufactures and markets pigments and other mineral products. Certain of these products include copper oxide, which is produced by the Company's recycling operation, mineral oxides, and alkaline etchants. The Company's Distribution segment markets and distributes a variety of industrial, specialty and fine organic chemicals, and intermediates produced by others. The Company's All Other segment manufactures and markets a variety of specialty custom chemicals and copper-based fungicides, as well as providing management and recycling of coal combustion residues.

Segment data for the three months ended September 30, 2001 and 2000 are as follows:

                                                          2001           2000
                                                        --------       --------
 Net Sales
      Animal Health and Nutrition ................      $ 59,353       $ 34,630
      Industrial Chemicals .......................        21,011         25,475
      Distribution ...............................         9,989         11,399
      All Other ..................................         9,947         10,448
      Intersegment ...............................        (5,641)        (9,157)
                                                        --------       --------
 Net Sales .......................................      $ 94,659       $ 72,795
                                                        ========       ========

Intersegment Sales
     Animal Health and Nutrition .................      $  1,410       $    968
     Industrial Chemicals ........................         3,666          7,708
     Distribution ................................           554            481
     All Other ...................................            11              0
                                                        --------       --------
Intersegment Sales ...............................      $  5,641       $  9,157
                                                        ========       ========
Operating Income (Loss)
      Animal Health and Nutrition ................      $  7,365       $  3,047
      Industrial Chemicals .......................        (4,200)           445
      Distribution ...............................           838            918
      All Other ..................................           119         (1,674)
      Corporate expenses and adjustments .........        (2,713)        (1,326)
                                                        --------       --------
Operating Income .................................      $  1,409       $  1,410
                                                        ========       ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

6. Divestitures

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm, Inc. ("Nufarm"), the U.S. subsidiary of Nufarm Limited, a publicly listed Australian based company. On June 14, 2001, the Company sold its Agtrol international business to Nufarm. The sales included inventory and intangible assets to Nufarm and did not include plant, equipment, or other manufacturing assets. Phibro-Tech also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years.

      Revenues and operating losses relating to the Agtrol business amounted to $6,367 and $2,003, respectively, for the three months ended September 30, 2000.

7. Condensed Consolidating Financial Statements

      In June 1998, the Company issued $100 million of its 97/8% Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following condensed consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Phibro-Tech, Inc., MRT Management Corp., Mineral Resource Technologies, L.L.C., Prince Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company (IL), PhibroChem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc. and Phibro Animal Health U.S., Inc. The U.S. and foreign Guarantor and Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by PBC.

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

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                            As of September 30, 2001
                                 (In Thousands)

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
------------------------------------------------------------------------------------------------------------------------------------
                Assets

Current Assets:

Cash and cash equivalents                             $   1,416        $     769        $  15,172                         $  17,357
Trade receivables                                         4,399           29,262           39,324                            72,985
Other receivables                                         1,131              120            1,186                             2,437
Inventory                                                 3,033           43,670           41,542                            88,245
Prepaid expenses and other                                4,544            2,905            8,848                            16,297
                                                      -----------------------------------------------------------------------------
           Total current assets                          14,523           76,726          106,072               --          197,321
                                                      -----------------------------------------------------------------------------
Property, plant & equipment, net                            606           30,212           74,405                           105,223

Intangibles                                                  32            1,948            3,893                             5,873
Investment in subsidiaries                               62,069            1,542           (6,138)         (57,473)              --
Intercompany                                             58,420          (25,497)             969          (33,892)              --
Other assets                                             92,912          (71,163)           1,743                            23,492
                                                      -----------------------------------------------------------------------------
               Total assets                           $ 228,562        $  13,768        $ 180,944        $ (91,365)       $ 331,909
                                                      =============================================================================

  Liabilities and Stockholders' Equity

Current Liabilities:
Cash overdraft                                        $      13        $   4,417        $      --                         $   4,430
Loan payable to banks                                    28,665               --            2,875                            31,540
Current portion of long term debt                         2,540              491            1,771                             4,802
Accounts payable                                          1,240           22,068           28,328                            51,636
Accrued expenses and other                                8,736           11,680           16,165                            36,581
                                                      -----------------------------------------------------------------------------
Total current liabilities                                41,194           38,656           49,139               --          128,989
                                                      -----------------------------------------------------------------------------
Long term debt                                          127,255          (66,672)         112,776          (33,892)         139,467

Other liabilities                                         2,021            5,119            7,619                            14,759

Redeemable securities:
Series B and C preferred stock                           51,407               --               --                            51,407
Common stock                                                479               --             (479)                               --
Common stock of subsidiary                                   --               95               --                                95
                                                      -----------------------------------------------------------------------------
                                                         51,886               95             (479)              --           51,502
                                                      -----------------------------------------------------------------------------
         Stockholders' Equity

Series A preferred stock                                    521               --               --                               521
Common stock                                                  2               32               --              (32)               2
Paid in capital                                             878           34,041               --          (34,041)             878
Retained earnings                                         4,949            2,322           21,078          (23,400)           4,949
Accumulated other comprehensive
 (loss) income-
  gain on derivative instruments                             --              145               --                               145
  cumulative currency translation
   adjustment                                              (144)              30           (9,189)                           (9,303)
                                                      -----------------------------------------------------------------------------
       Total stockholders' equity                         6,206           36,570           11,889          (57,473)          (2,808)
                                                      -----------------------------------------------------------------------------
       Total liabilities and equity                   $ 228,562        $  13,768        $ 180,944        $ (91,365)       $ 331,909
                                                      =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended September 30, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries    Consolidation    Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $  7,108         $ 51,594         $ 42,404         $ (6,447)        $ 94,659

Cost of goods sold                                       5,632           36,172           32,239           (6,447)          67,596
                                                      ----------------------------------------------------------------------------
       Gross profit                                      1,476           15,422           10,165               --           27,063

Selling, general, and administrative
  expenses                                               3,737           13,531            8,386                            25,654
                                                      ----------------------------------------------------------------------------
       Operating (loss) income                          (2,261)           1,891            1,779               --            1,409

Interest expense                                           674              933            3,036                             4,643
Interest income                                              3               --              (73)                              (70)
Other expense (income)                                     117               19             (331)                             (195)

Intercompany allocation                                   (993)             993               --                                --

Loss (profit) relating to subsidiaries                   1,098               --               --           (1,098)              --
                                                      ----------------------------------------------------------------------------
       (Loss) income before income taxes                (3,160)             (54)            (853)           1,098           (2,969)

(Benefit) provision for income taxes                      (795)             320             (129)                             (604)
                                                      ----------------------------------------------------------------------------

       Net (loss) income                              $ (2,365)        $   (374)        $   (724)        $  1,098         $ (2,365)
                                                      ============================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                  For the Three Months Ended September 30, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries    Consolidation    Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                     $ (2,365)        $   (374)        $   (724)        $  1,098         $ (2,365)
Adjustments to reconcile net (loss)
 income to cash (used in) provided by
 operating activities:
  Depreciation and amortization                            264            1,344            2,550                             4,158
  Other                                                   (211)              65              935                               789

Changes in operating assets and
 liabilities:
  Accounts receivable                                      210            2,369            2,946                             5,525
  Inventory                                                220           (1,401)          (3,202)                           (4,383)
  Prepaid expenses and other                               362            1,843              401                             2,606
  Other assets                                             264             (996)             (83)                             (815)
  Intercompany                                          (3,000)            (718)           4,816           (1,098)              --
  Accounts payable                                        (502)          (1,861)           1,029                            (1,334)
  Accrued expenses and other                             1,462            1,093           (1,683)                              872
                                                      ----------------------------------------------------------------------------
Net cash (used in) provided by
 operating activities                                   (3,296)           1,364            6,985               --            5,053
                                                      ----------------------------------------------------------------------------
Investing activities:
  Capital expenditures                                     (70)          (1,426)          (2,130)                           (3,626)
  Other investing                                           --               --               79                                79
                                                      ----------------------------------------------------------------------------
Net cash used in
 investing activities                                      (70)          (1,426)          (2,051)              --           (3,547)
                                                      ----------------------------------------------------------------------------
Financing activities:
  Cash overdraft                                            --              246             (147)                               99
  Net increase (decrease)
   in short term debt                                    3,498               --           (1,581)                            1,917
  Proceeds from long term debt                              --               11               --                                11
  Payments of long term debt                                (8)            (126)            (939)                           (1,073)
                                                      ----------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                                    3,490              131           (2,667)              --              954
                                                      ----------------------------------------------------------------------------
Effect of exchange rate changes
 on cash                                                    --               --               52                                52
                                                      ----------------------------------------------------------------------------
Net increase in cash and
 cash equivalents                                          124               69            2,319               --            2,512

Cash and cash equivalents
 at beginning of year                                    1,292              700           12,853                            14,845
                                                      ----------------------------------------------------------------------------
Cash and cash equivalents
 at end of year                                       $  1,416         $    769         $ 15,172         $     --         $ 17,357
                                                      ============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                               As of June 30, 2001
                                 (In Thousands)

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
------------------------------------------------------------------------------------------------------------------------------------
                  Assets

Current Assets:

Cash and cash equivalents                             $  1,292         $  1,210         $ 12,343                          $ 14,845
Trade receivables                                        4,624           32,291           40,995                            77,910
Other receivables                                          791            1,913            2,096                             4,800
Inventory                                                2,715           44,050           37,031                            83,796
Prepaid expenses and other                               5,461            2,745            9,242                            17,448
                                                      ----------------------------------------------------------------------------
           Total current assets                         14,883           82,209          101,707               --          198,799
                                                      ----------------------------------------------------------------------------
Property, plant & equipment, net                           626           30,143           71,554                           102,323

Intangibles                                                 87            1,915            3,830                             5,832
Investment in subsidiaries                              63,490            1,542           (6,138)         (58,894)              --
Intercompany                                            54,322          (22,808)           3,852          (35,366)              --
Other assets                                            93,466          (71,571)           1,170                            23,065
                                                      ----------------------------------------------------------------------------
               Total assets                           $226,874         $ 21,430         $175,975         $(94,260)        $330,019
                                                      ============================================================================

  Liabilities and Stockholders' Equity

Current Liabilities:
Cash overdraft                                        $     13         $  4,209         $     --                          $  4,222
Loan payable to banks                                   24,471               --            3,992                            28,463
Current portion of long term debt                        2,541              493            2,370                             5,404
Accounts payable                                         1,743           23,359           26,202                            51,304
Accrued expenses and other                               7,859           11,780           15,739                            35,378
                                                      ----------------------------------------------------------------------------
Total current liabilities                               36,627           39,841           48,303               --          124,771
                                                      ----------------------------------------------------------------------------
Long term debt                                         127,263          (60,654)         108,221          (35,366)         139,464

Other liabilities                                        2,129            5,731            5,066                            12,926

Redeemable securities:
Series B and C preferred stock                          48,980               --               --                            48,980
Common stock                                               877               --             (499)                              378
Common stock of subsidiary                                  --               95               --                                95
                                                      ----------------------------------------------------------------------------
                                                        49,857               95             (499)              --           49,453
                                                      ----------------------------------------------------------------------------
        Stockholders' Equity

Series A preferred stock                                   521               --               --                               521
Common stock                                                 2               32               --              (32)               2
Paid in capital                                            878           34,041               --          (34,041)             878
Retained earnings                                        9,741            2,325           22,496          (24,821)           9,741
Accumulated other comprehensive
 (loss) income-
  cumulative currency translation
   adjustment                                             (144)              19           (7,612)                           (7,737)
                                                      ----------------------------------------------------------------------------
        Total stockholders' equity                      10,998           36,417           14,884          (58,894)           3,405
                                                      ----------------------------------------------------------------------------
       Total liabilities and equity                   $226,874         $ 21,430         $175,975         $(94,260)        $330,019
                                                      ============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended September 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                     U.S. Guarantor    Subsidiaries    Consolidation    Consolidated
                                                        Parent        Subsidiaries    Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $  8,521         $ 42,814         $ 28,097         $ (6,637)        $ 72,795

Cost of goods sold                                       6,791           29,917           22,219           (6,637)          52,290
                                                      ----------------------------------------------------------------------------
       Gross profit                                      1,730           12,897            5,878               --           20,505

Selling, general, and
  administrative expenses                                3,472           11,468            4,155                            19,095
                                                      ----------------------------------------------------------------------------
       Operating (loss) income                          (1,742)           1,429            1,723               --            1,410

Interest expense                                         2,470               66            1,403                             3,939
Interest income                                            (36)              --             (181)                             (217)
Other expense                                               89               --            1,239                             1,328

Intercompany allocation                                 (3,324)           3,067              257                                --

Loss (profit) relating to subsidiaries                   1,505               --               --           (1,505)              --
                                                      ----------------------------------------------------------------------------
       (Loss) income before income taxes                (2,446)          (1,704)            (995)           1,505           (3,640)

Provision (benefit) for income taxes                       673             (712)            (482)                             (521)
                                                      ----------------------------------------------------------------------------
       Net (loss) income                              $ (3,119)        $   (992)        $   (513)        $  1,505         $ (3,119)
                                                      ============================================================================

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
                                                        Parent        Subsidiaries    Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                     $ (3,119)        $   (992)        $   (513)        $  1,505         $ (3,119)
Adjustments to reconcile net (loss)
 income to cash provided by
 operating activities:
  Depreciation and amortization                            116            1,213            1,800                             3,129
  Other                                                    186              (60)            (179)                              (53)

Changes in operating assets and
 liabilities:
  Accounts receivable                                      459            8,367            3,192                            12,018
  Inventory                                                 93           (4,987)             492                            (4,402)
  Prepaid expenses and other                             3,441             (135)            (111)                            3,195
  Other assets                                            (788)          (1,216)              46                            (1,958)
  Intercompany                                              84             (900)           2,321           (1,505)              --
  Accounts payable                                        (450)             403             (714)                             (761)
  Accrued expenses and other                             3,991              (25)          (1,597)                            2,369
                                                      ----------------------------------------------------------------------------
Net cash provided by
 operating activities                                    4,013            1,668            4,737               --           10,418
                                                      ----------------------------------------------------------------------------
Investing activities:
  Capital expenditures                                     (23)          (2,617)            (608)                           (3,248)
  Other investing                                           --               --              (85)                              (85)
                                                      ----------------------------------------------------------------------------
Net cash used in
 investing activities                                      (23)          (2,617)            (693)              --           (3,333)
                                                      ----------------------------------------------------------------------------
Financing activities:
  Cash overdraft                                           114            1,810             (660)                            1,264
  Net decrease in short term debt                         (104)              --             (936)                           (1,040)
  Proceeds from long term debt                              --               --              732                               732
  Payments of long term debt                            (4,008)            (195)            (147)                           (4,350)
                                                      ----------------------------------------------------------------------------
Net cash (used in) provided by
 financing activities                                   (3,998)           1,615           (1,011)              --           (3,394)
                                                      ----------------------------------------------------------------------------
Effect of exchange rate changes
 on cash                                                    --               --             (230)                             (230)
                                                      ----------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                                           (8)             666            2,803               --            3,461

Cash and cash equivalents
 at beginning of year                                       11               99            2,293                             2,403
                                                      ----------------------------------------------------------------------------
Cash and cash equivalents
 at end of year                                       $      3         $    765         $  5,096         $     --         $  5,864
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

      The Company has four operating segments--Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other. The Company previously reported two operating segments-- Agchem and Industrial Chemicals. Due to organizational changes during fiscal 2001, including those associated with the acquisition of the animal health business from Pfizer and the sale of the Agtrol crop protection business, segment reporting has been revised. Prior period segment information has been revised to conform to the fiscal 2002 segment presentation.

      On November 30, 2000, the Company purchased the medicated feed additives business of Pfizer, Inc. ("Pfizer"). The operating results of this business, now called Phibro Animal Health, ("PAH"), are included in the Company's consolidated statements of operations from the date of acquisition and are included in the Animal Health and Nutrition segment.

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

Results of Operations
                                                              Sales
                                                            ($000's)
                                                Three Months Ended September 30,
                                                --------------------------------
Operating Segments:                                      2001            2000
                                                       --------        --------
   Animal Health and Nutrition .................       $ 59,353        $ 34,630
   Industrial Chemicals ........................         21,011          25,475
   Distribution ................................          9,989          11,399
   All Other ...................................          9,947          10,448
   Elimination of intersegment sales ...........         (5,641)         (9,157)
                                                       --------        --------
                                                       $ 94,659        $ 72,795
                                                       ========        ========

                                                     Operating Income (Loss)
                                                            ($000's)
                                                Three Months Ended September 30,
                                                --------------------------------
Operating Segments:                                      2001            2000
                                                       --------        --------
   Animal Health and Nutrition .................       $  7,365        $  3,047
   Industrial Chemicals ........................         (4,200)            445
   Distribution ................................            838             918
   All Other ...................................            119          (1,674)
   Corporate expenses and intercompany
     profit elimination ........................         (2,713)         (1,326)
                                                       --------        --------
                                                       $  1,409        $  1,410
                                                       ========        ========

Comparison of Three Months Ended September 30, 2001 and 2000

      Net Sales. Net sales increased by $21.9 million, or 30%, to $94.7 million in the three months ended September 30, 2001, as compared to same period of the prior year. The increase was primarily due to the purchase of the PAH business offset in part by the sale of the Company's Agtrol operations.

      The Animal Health and Nutrition segment's net sales increased by $24.7 million, or 71%, to $59.4 million in the three months ended September 30, 2001, as compared to the prior period. The net sales increase was due to increased unit volume primarily as a result of the PAH purchase. Excluding PAH, sales for the segment in 2001 were $1.1 million below the prior year primarily due to lower average selling prices.

      The Industrial Chemicals segment's net sales decreased by $4.5 million, or 18%, to $21.0 million in the three months ended September 30, 2001, as compared to the prior period. Due to the sale of Agtrol to Nufarm, the Company no longer has intersegment sales in the Industrial segment which accounted for $4.0 million of the decline in revenues. Sales by the Company's Phibro-Tech subsidiary, excluding recycling fees, were down by $1.4 million due to volume declines related to the printed circuit board industry. Lower recycling fees of $.4 million were due to decreased demand. Higher unit volume sales at the Company's Odda subsidiary increased revenues by $1.7 million and partially offset the decrease. Lower unit sales of iron oxide and manganese dioxide primarily accounted for the balance of the change.

      Net sales for the Distribution segment decreased by $1.4 million, or 12%, to $10.0 million in 2001, as compared to the prior period. The net sales decrease was due to lower unit volumes. Significant declines in the segment's trace minerals, cyanide and dicyandiamide products occurred during the current quarter.

      Net sales for the All Other segment decreased by $.5 million, or 5%, to $9.9 million in 2001, as compared to the prior period. Approximately $2.4 million of this decrease related to lower sales of crop protection chemicals. The Company's Agtrol crop protection business was sold during the fourth quarter of 2001 and sales are currently being made under supply agreements to Nufarm. Excluding Agtrol, sales for the segment in 2001 were $1.9 million above the prior year. The Company's fly ash business increased by $1.3 million primarily due to increased volume as a result of additional contracts with utilities in Missouri and Michigan and improved average selling prices. Revenues at the Company's Wychem, U.K. facility improved by $.6 million due to an increase in specialized lab projects and formulations.

      Gross Profit. Gross profit increased by $6.6 million, or 32.0%, to $27.1 million in the three months ended September 30, 2001, as compared to the prior period. The increase was primarily due to the purchase of the PAH business offset in part by the sale of the Company's Agtrol operations. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $2.0 million during fiscal 2002. The remainder of the inventory purchase adjustment, approximately $1.3 million, will be charged to cost of goods sold during the balance of the fiscal year. Lower production volumes at the Company's Phibro-Tech facilities and higher utility and raw material costs at Odda adversely affected margins in the Industrial Chemical segment. Margin declines in the All Other segment were due to sales of crop protection products sold to Nufarm under a supply agreement in the current period as opposed to higher margin sales to third parties in the prior period. In addition, the declines in average selling prices in the Animal Health and Nutrition segment described above further reduced the Company's margin.

      Selling, General and Administrative Expenses. Costs increased by $6.6 million to $25.7 million in 2001, as compared to the prior period. Excluding PAH and Agtrol, costs were up approximately $2.4 million principally due to management advisory fees to Palladium Equity Partners, LLC ($.6 million), higher warehousing and distribution primarily relating to sales growth in the Company's fly ash business ($.8 million), environmental remediation ($.3 million) and other general spending increases ($.7 million).

      Operating Income. Operating income was $1.4 million for the three months ended September 30, 2001, approximately the same as the prior period. The Animal Health and Nutrition segment increased due to the inclusion of PAH for the period. Operating income would have been $2.0 million higher than reported if not for purchase accounting adjustments to the sale of inventory acquired from Pfizer as part of the PAH acquisition. Operating income declined in the Industrial Chemicals segment primarily due to lower sales and production volumes. The Company is implementing cost reduction programs and other initiatives in this segment in reaction to current market conditions. The improvement in operating income of the All Other segment is primarily the result of the sale of Agtrol as the Company is no longer materially impacted by the seasonal nature of the crop protection business. The Distribution segment was slightly below the prior year due to sales volume declines.

      Interest Expense, Net. Costs increased by $.9 million or 23% to $4.6 million for the three months ended September 30, 2001 as compared to the prior period primarily due to debt incurred in connection with the PAH acquisition and higher levels of average bank borrowings.

      Other Expense, Net. Other expense, net principally reflects foreign currency transaction losses of the Company's foreign subsidiaries and the quarter over quarter change reflects the strengthening of currencies against the U.S. dollar in 2001 (principally Norwegian Kroner) versus weakening of these currencies in the September 2000 quarter.

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

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Cash provided by operations for the three months ended September 30, 2001 was $5.1 million. The increase in cash from the collection of receivables from our crop protection business was partially offset by higher inventories at the Phibro Animal Health business unit. This build up of inventories is necessary to ensure an adequate availability of product as the Company continues to refine its supply chain and expand into new markets.

      Net Cash Used by Investing Activities. Net cash used in investing activities for the three months ended September 30, 2001 was $3.5 million.
Capital expenditures of $3.6 million were primarily for maintaining the Company's existing asset base and for environmental, health and safety projects.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $1.0 million. Borrowings under the domestic revolving credit agreement were partially offset by paydowns of debt at several of the Company's international subsidiaries.

      Liquidity. At September 30, 2001, working capital totaled $68.3 million compared to $74.0 million at the fiscal year end. Due to the nature and terms of the revolving credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lockbox arrangement, all borrowings against this facility are classified as a current liability. At September 30, 2001, the amount of credit extended under this agreement totaled $28.7 million and the Company had $17.3 million available under the borrowing base formula in this agreement. In addition, certain of the Company's foreign subsidiaries also had availability under their respective credit facilities totaling $10.0 million.

      The Company anticipates spending approximately $13 million for capital expenditures in fiscal 2002, primarily to cover the Company's asset replacement needs, improve processes, and for environmental and regulatory compliance. The Company believes that cash flows from operations and available borrowing arrangements should provide sufficient working capital to operate the Company's existing business, to make budgeted capital expenditures, and to service interest and current principal coming due on outstanding debt.

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 is effective for the Company on July 1, 2002. The statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company is currently assessing the impact of this statement.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is effective for the Company on July 1, 2002. The statement addresses significant issues relating to the implementation of FASB Statement No.

121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"), and the development of a single accounting model, based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is currently assessing the impact of this statement.

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

Quantitative and Qualitative Disclosure About Market Risk

      For financial market risks related to changes in interest rates, foreign currency exchange rates and commodity prices, reference is made to Part II, Item 7, Quantitative and Qualitative Disclosure About Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and to Note 13 to the Consolidated Financial Statements of the Company included therein.

Certain Factors Affecting Future Operating Results

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following: the Company's substantial leverage and potential inability to service its debt; the Company's dependence on distributions from its subsidiaries; risks associated with the Company's international operations; the Company's ability to absorb and integrate into its existing operations the PAH acquisition referred to above; the Company's dependence on its Israeli operations; competition in each of the Company's markets; potential environmental liability; extensive regulation by numerous government authorities in the United States and other countries; significant cyclical price fluctuation for the principal raw materials used by the Company in the manufacture of its products; the Company's reliance on the continued operation and sufficiency of its manufacturing facilities; the Company's dependence upon unpatented trade secrets; the risks of legal proceedings and general litigation expenses; potential operating hazards and uninsured risks; the risk of work stoppages; the Company's dependence on key personnel; the uncertain impact of the Company's acquisition plans; and the seasonality of the Company's business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Part I -- Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosure About Market Risk."

                          PART II -- OTHER INFORMATION

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      Exhibit No.    Description
      -----------    -----------
         None.

      (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PHILIPP BROTHERS CHEMICALS, INC.

Date: November 13, 2001                     By: /s/ DAVID C. STORBECK
                                                --------------------------------
                                                David C. Storbeck
                                                Chief Financial Officer

Date: November 13, 2001                     By: /s/ JOSEPH KATZENSTEIN
                                                --------------------------------
                                                Joseph Katzenstein, Treasurer
                                                and Secretary