Form 10-Q
period 2001-12-31
PHILIPP BROTHERS CHEMICALS INC
filed 2002-02-13
CIK 1069899

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

                For the quarterly period ended December 31, 2001

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

Number of shares of each class of common stock outstanding as of December 31, 2001:

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION (UNAUDITED)

  Item 1. Condensed Financial Statements....................................   3
          Condensed Consolidated Balance Sheets.............................   4
          Condensed Consolidated Statements of Operations and
            Comprehensive Income............................................   5
          Condensed Consolidated Statements of Changes in Stockholders'
            Equity..........................................................   6
          Condensed Consolidated Statements of Cash Flows...................   7
          Notes to Condensed Consolidated Financial Statements..............   8
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  21
  Item 3. Quantitative and Qualitative Disclosures About Market Risk........  26

PART II OTHER INFORMATION

  Item 5. Other Information.................................................  27
  Item 6. Exhibits and Reports on Form 8-K..................................  27

SIGNATURES..................................................................  28

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)

                                                        December 31,  June 30,
                                                            2001        2001
                                                        ------------  ---------

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $  17,316     $  14,845
    Trade receivables, less allowance
       for doubtful accounts of $2,670 at
       December 31, 2001 and $2,369 at
       June 30, 2001                                       65,694        77,910
    Other receivables                                       2,610         4,800
    Inventories                                            97,607        83,796
    Prepaid expenses and other
       current assets                                      18,838        17,448
                                                        ---------     ---------
          TOTAL CURRENT ASSETS                            202,065       198,799

PROPERTY, PLANT AND EQUIPMENT, net                        102,977       102,323

INTANGIBLES                                                10,366         5,832

OTHER ASSETS                                               23,635        23,065
                                                        ---------     ---------
                                                        $ 339,043     $ 330,019
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Cash overdraft                                      $   5,079     $   4,222
    Loans payable to banks                                 40,304        28,463
    Current portion of long-term debt                       5,390         5,404
    Accounts payable                                       49,769        51,304
    Accrued expenses and other
       current liabilities                                 37,426        35,378
                                                        ---------     ---------
          TOTAL CURRENT LIABILITIES                       137,968       124,771

LONG-TERM DEBT                                            140,917       139,464

OTHER LIABILITIES                                          10,521        12,926
                                                        ---------     ---------
          TOTAL LIABILITIES                               289,406       277,161
                                                        ---------     ---------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
    Series B and C preferred stock                         55,374        48,980
    Common stock                                               --           378
    Common stock of subsidiary                                 95            95
                                                        ---------     ---------
          TOTAL REDEEMABLE SECURITIES                      55,469        49,453
                                                        ---------     ---------
STOCKHOLDERS' EQUITY:
    Series A preferred stock                                  521           521
    Common stock                                                2             2
    Paid-in capital                                           878           878
    Retained earnings                                        (717)        9,741
    Accumulated other comprehensive income
       (loss) - gain on derivative instruments                433            --
       cumulative currency translation
       adjustment                                          (6,949)       (7,737)
                                                        ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY                       (5,832)        3,405
                                                        ---------     ---------
                                                        $ 339,043     $ 330,019
                                                        =========     =========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In Thousands)

                                          Three Months Ended       Six Months Ended
                                             December 31,            December 31,
                                          2001         2000        2001         2000
                                       ---------    ---------    ---------    ---------
NET SALES                              $  97,987    $  83,344    $ 192,646    $ 156,139

COST OF GOODS SOLD                        66,698       61,310      134,294      113,600
                                       ---------    ---------    ---------    ---------
    GROSS PROFIT                          31,289       22,034       58,352       42,539

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES               26,675       24,426       52,329       43,521
                                       ---------    ---------    ---------    ---------
    OPERATING INCOME                       4,614       (2,392)       6,023         (982)

OTHER:

    Interest expense                       4,674        4,080        9,317        8,019

    Interest income                         (233)        (186)        (303)        (403)

    Other expense (income), net            1,220       (1,231)       1,025           97
                                       ---------    ---------    ---------    ---------
    LOSS BEFORE INCOME TAXES              (1,047)      (5,055)      (4,016)      (8,695)

PROVISION (BENEFIT) FOR INCOME TAXES         652       (2,437)          48       (2,958)
                                       ---------    ---------    ---------    ---------
    NET LOSS                              (1,699)      (2,618)      (4,064)      (5,737)

OTHER COMPREHENSIVE INCOME (LOSS)-
    Gain on derivative instruments           288          168          433          168
    Change in currency translation
      adjustment                           2,354          389          788         (772)
                                       ---------    ---------    ---------    ---------
    COMPREHENSIVE INCOME (LOSS)        $     943    $  (2,061)   $  (2,843)   $  (6,341)
                                       =========    =========    =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
           For the Three Months and Six Months Ended December 31, 2001
                                 (In Thousands)

                                 Preferred Stock    Common Stock                                  Accumulated
                                 ---------------   --------------                                    Other
                                                   Class    Class     Paid-in      Retained      Comprehensive
                                    Series A        "A"      "B"      Capital      Earnings      (Loss) income-     Total
                                 ---------------   -----    -----     -------      --------      --------------     -----

BALANCE, JULY 1, 2001                 $ 521        $ 1        $ 1      $ 878        $9,741          $(7,737)       $3,405

   Accretion of redeemable
    preferred securities to fair
    market value                                                                      (590)                          (590)

   Dividends on Series B and C
    redeemable preferred stock                                                      (1,837)                        (1,837)

   Gain on derivative
    instruments                                                                                         145           145

   Foreign currency translation
    adjustment                                                                                       (1,566)       (1,566)

   Net loss                                                                         (2,365)                        (2,365)
                                      -----        ---        ---      -----        ------          -------       -------
BALANCE, SEPTEMBER 30, 2001           $ 521        $ 1        $ 1      $ 878        $4,949          $(9,158)      $(2,808)
                                      =====        ===        ===      =====        ======          =======       =======
   Accretion of redeemable
    preferred securities to fair
    market value                                                                    (2,085)                        (2,085)

   Dividends on Series B and C
    redeemable preferred stock                                                      (1,882)                        (1,882)

   Gain on derivative
    instruments                                                                                         288           288

   Foreign currency translation
    adjustment                                                                                        2,354         2,354

   Net loss                                                                         (1,699)                        (1,699)
                                      -----        ---        ---      -----        ------          -------       -------
BALANCE, DECEMBER 31, 2001            $ 521        $ 1        $ 1      $ 878        $ (717)         $(6,516)      $(5,832)
                                      =====        ===        ===      =====        ======          =======       =======

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               For the Six Months Ended December 31, 2001 and 2000
                                 (In Thousands)

                                                          2001           2000
                                                        --------       --------
OPERATING ACTIVITIES:
    Net loss                                            $ (4,064)      $ (5,737)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
       Depreciation and amortization                       8,044          6,640
       Other                                               1,666         (1,584)

       Changes in operating assets
        and liabilities:
          Accounts receivable                             11,968          7,776
          Inventories                                    (13,927)        (4,017)
          Prepaid expenses and other
            current assets                                  (372)          (813)
          Other assets                                      (507)        (2,914)
          Accounts payable                                (2,218)         3,801
          Accrued expenses and other
            current liabilities                            3,714          2,253
                                                        --------       --------
          NET CASH PROVIDED BY
            OPERATING ACTIVITIES                           4,304          5,405
                                                        --------       --------
INVESTING ACTIVITIES:
    Capital expenditures                                  (6,634)        (6,509)
    Acquisition of a business                             (4,422)       (51,700)
    Other investing                                          (38)          (339)
                                                        --------       --------
          NET CASH USED IN
           INVESTING ACTIVITIES                          (11,094)       (58,548)
                                                        --------       --------
FINANCING ACTIVITIES:
    Cash overdraft                                           751          1,432
    Net increase in short-term debt                       10,402         12,403
    Proceeds from long-term debt                           2,042          1,590
    Proceeds from issuance of
      redeemable preferred stock                              --         45,000
    Payments of long-term debt                            (3,963)        (1,018)
    Other financing                                           --           (942)
                                                        --------       --------
          NET CASH PROVIDED BY
           FINANCING ACTIVITIES                            9,232         58,465
                                                        --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       29           (164)
                                                        --------       --------
          NET INCREASE IN CASH
           AND CASH EQUIVALENTS                            2,471          5,158

CASH AND CASH EQUIVALENTS at
  beginning of period                                     14,845          2,403
                                                        --------       --------
          CASH AND CASH EQUIVALENTS
           at end of period                             $ 17,316       $  7,561
                                                        ========       ========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of December 31, 2001 and its results of operations and cash flows for the three months and six months ended December 31, 2001 and 2000.

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

      Certain prior year amounts in the accompanying condensed consolidated financial statements and related notes have been reclassified to conform to the fiscal 2002 presentation. Such reclassifications include a reclassification of freight income of $1,570 and $3,013 for the three months and six months ended December 31, 2000, respectively, from selling, general and administrative expenses to net sales on the Consolidated Statements of Operations and Comprehensive Income, as a result of the adoption of the Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs."

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is currently assessing the impact of these statements.

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

      The results of operations for the three months and six months ended December 31, 2001 and 2000 may not be indicative of results for the full year.

2. Acquisition

      On November 30, 2000,  the Company  purchased the Medicated Feed Additives
(MFA) business of Pfizer, Inc. and certain of its subsidiaries ("Pfizer"). Under the terms of the purchase agreement, the Company is required to pay Pfizer contingent purchase price based on a percentage of future net revenues of a particular product. The term of the contingent payments is five years from November 30, 2000. The maximum contingent purchase price due under this arrangement is limited to $55,000, with a maximum annual payment of $12,000. Contingent purchase price paid will be allocated to related production equipment and product intangibles. The Company has recorded $7,469, allocated to related production equipment, and $4,787, related to product intangibles, under this arrangement as of December 31, 2001, of which $5,363 has been paid as of December 31, 2001. Under the terms of the agreement, the Company has elected to defer $3,000 of the payment until June 30, 2006. The deferred payment bears interest at an annual rate of 13%. In addition, the Company is

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

required to pay Pfizer contingent purchase price up to a maximum of $10,000 over five years on other products based on certain gross profit levels of the MFA business. No amounts have been accrued under this arrangement.

      The unaudited consolidated results of operations on a pro-forma basis as if such acquisition had occurred at the beginning of the six-month period ended December 31, 2000 are as follows:

      Net sales ....................................            $ 203,732
      Net (loss) income ............................               (6,480)

      The impact of purchase price adjustments to the inventory acquired from Pfizer increased the loss before income taxes for the three months and six months ended December 31, 2001 by $941 and $2,914, respectively, and for the three months and six months ended December 31, 2000 by $1,081. Exclusive of these charges the loss before income taxes for the three months and six months ended December 31, 2001 would have been $106 and $1,102, respectively, and for the three months and six months ended December 31, 2000 would have been $3,974 and $7,614, respectively.

3. Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods; however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at December 31, 2001 and June 30, 2001 consist of the following:

                                                 December 31,     June 30,
                                                     2001           2001
                                                   -------        -------
      Raw materials                                $24,040        $22,614
      Work-in-process                                3,718          4,257
      Finished goods                                69,849         56,925
                                                   -------        -------
      Total inventory                              $97,607        $83,796
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

      The Company and its subsidiary, C.P. Chemicals, Inc., are involved in litigation alleging that operations at the Sewaren, New Jersey site have affected the adjoining owner's property. Active settlement discussions are taking place and at this time the Company does not believe there will be a material net cost to any settlement.

      The  Company  and its  subsidiaries  are a party to a number of claims and lawsuits arising in the normal course of business, including patent infringement, product liability and governmental regulation concerning environmental and other matters. Certain of these actions seek damages in various amounts. All such claims are being contested, and the Company believes the resolution of these matters will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

      b. Environmental Remediation

      The Company's domestic subsidiaries are subject to various federal, state and local environmental laws and regulations which govern the management of chemical wastes. The most significant regulation governing the Company's recycling activities is the Resource Conservation and Recovery Act of 1976 ("RCRA"). The Company has been issued final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina and Sewaren, New Jersey. The Company has ceased operations at its Union City, California facility. Costs for closure cannot be determined at this time.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      On or about November 15, 2001, the Company was advised by the State of California that the State intended to file a civil complaint against the Company for alleged violations arising out of operations at the Santa Fe Springs, California facility. The Company is engaged in negotiations with the State of California at this time. The amount of any penalty that may be assessed cannot be determined at this time, but is not expected to be material.

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

      Based upon information available, the Company estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $2,182 as of December 31, 2001, which is included in current and long-term liabilities.

5. Risks and Uncertainties

      The Company's Odda, Norway operation has suffered operating losses during fiscal 2001 and for the six months ended December 31, 2001. The Company has initiated and completed a number of cost cutting and efficiency initiatives. However, continued competitive pricing pressures on Odda's primary products and increasing raw material and production costs have more than offset the favorable impact of initiatives undertaken to date. The Company is evaluating the future operation of Odda under a number of scenarios, which range from ceasing production of certain products to a complete shutdown of the operation. Among other uncertainties, the ultimate decision may be affected by the outcome of negotiations with the government of Norway for certain financial assistance. This outcome is not expected to be known until the third or fourth quarter of fiscal 2002.

      The Company has evaluated the likelihood of the possible scenarios and the related probability weighted estimated future cash flows under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets To Be Disposed Of" and believes no impairment of long-lived assets of Odda (with a carrying value of $26,912)
exists at December 31, 2001; however, certain of the possible operating scenarios could result in a write-down of assets that could be material to operating results and financial position. A material write-down may also result in violation of certain of the financial covenants included in the Company's revolving credit facility and certain debt of Odda, making amounts outstanding under these facilities callable at the discretion of the lenders. The Company believes it will be able to successfully negotiate waivers of such violations or amendments to financial covenants, if required; however the outcome and resolution of the above matters is uncertain at this time.

6. Business Segments

      The Company has four reportable segments--Animal Health and Nutrition, Industrial Chemicals, Distribution, and All Other. The Company previously reported two reportable segments - Agchem and Industrial Chemicals; however, due principally to organizational changes during fiscal 2001, including those associated with the acquisition of the animal health business from Pfizer and the sale of the Agtrol crop protection business, segment reporting was revised at June 30, 2001. Prior period segment information has been revised to conform to the fiscal 2002 segment presentation. Reportable segments have been determined primarily on the basis of the nature of products and services and certain similar operating units have been aggregated. The Company's Animal Health and Nutrition segment manufactures and markets a broad range of feed additive products including trace minerals, anticoccidials, antibiotics, vitamins, vitamin premixes, and other animal health products. The Company's Industrial Chemicals segment manufactures and markets pigments and other mineral products which include copper oxide, which is produced by the Company's recycling operation, mineral oxides, and alkaline etchants. The Company's Distribution segment markets and distributes a variety of industrial, specialty and fine organic chemicals, and intermediates produced by others. The Company's All Other segment manufactures and markets a variety of specialty custom chemicals and copper-based fungicides, as well as providing management and recycling of coal combustion residues.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

Segment data for the three and six months ended December 31, 2001 and 2000 are as follows:

                                                  Animal                                                  Corporate
                                                 Health &     Industrial                      All        Expenses &
Three Months Ended December 31, 2001             Nutrition     Chemicals    Distribution     Other       Adjustments        Total
                                                 ---------     ---------    ------------    --------     -----------      ---------
Revenues -external customers                      $ 63,156      $ 17,394       $ 8,383      $  9,054       $     --       $  97,987
         -intersegment                                 857         4,474           442            19         (5,792)             --
                                                  --------      --------       -------      --------       --------       ---------
Total revenues                                    $ 64,013      $ 21,868       $ 8,825      $  9,073       $ (5,792)      $  97,987
                                                  ========      ========       =======      ========       ========       =========
Operating income/(loss)                           $ 10,259      $ (2,542)      $   751      $   (229)      $ (3,625)      $   4,614
                                                  ========      ========       =======      ========       ========       =========

                                                  Animal                                                  Corporate
                                                 Health &     Industrial                      All        Expenses &
Three Months Ended December 31, 2000             Nutrition     Chemicals    Distribution     Other       Adjustments        Total
                                                 ---------     ---------    ------------    --------     -----------      ---------
Revenues -external customers                      $ 43,548      $ 18,870       $10,454      $ 10,472       $     --       $  83,344
         -intersegment                               1,306         5,562           434            --         (7,302)             --
                                                  --------      --------       -------      --------       --------       ---------
Total revenues                                    $ 44,854      $ 24,432       $10,888      $ 10,472       $ (7,302)      $  83,344
                                                  ========      ========       =======      ========       ========       =========
Operating income/(loss)                           $  3,446      $   (845)      $   927      $ (1,965)      $ (3,955)      $  (2,392)
                                                  ========      ========       =======      ========       ========       =========

                                                  Animal                                                  Corporate
                                                 Health &     Industrial                      All        Expenses &
Six Months Ended December 31, 2001               Nutrition     Chemicals    Distribution     Other       Adjustments        Total
                                                 ---------     ---------    ------------    --------     -----------      ---------
Revenues -external customers                      $121,099      $ 34,739       $17,818      $ 18,990       $     --       $ 192,646
         -intersegment                               2,267         8,140           996            30        (11,433)             --
                                                  --------      --------       -------      --------       --------       ---------
Total revenues                                    $123,366      $ 42,879       $18,814      $ 19,020       $(11,433)      $ 192,646
                                                  ========      ========       =======      ========       ========       =========
Operating income/(loss)                           $ 17,624      $ (6,742)      $ 1,589      $   (110)      $ (6,338)      $   6,023
                                                  ========      ========       =======      ========       ========       =========

                                                  Animal                                                  Corporate
                                                 Health &     Industrial                      All        Expenses &
Six Months Ended December 31, 2000               Nutrition     Chemicals    Distribution     Other       Adjustments        Total
                                                 ---------     ---------    ------------    --------     -----------      ---------
Revenues -external customers                      $ 77,210      $ 36,637       $21,372      $ 20,920       $     --       $ 156,139
         -intersegment                               2,274         9,868           915            --        (13,057)             --
                                                  --------      --------       -------      --------       --------       ---------
Total revenues                                    $ 79,484      $ 46,505       $22,287      $ 20,920       $(13,057)      $ 156,139
                                                  ========      ========       =======      ========       ========       =========
Operating income/(loss)                           $  6,493      $   (400)      $ 1,845      $ (3,639)      $ (5,281)      $    (982)
                                                  ========      ========       =======      ========       ========       =========

7. Divestitures

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm, Inc. ("Nufarm"), the U.S. subsidiary of Nufarm Limited, a publicly listed Australian based company. On June 14, 2001, the Company sold its Agtrol international business to Nufarm. The sales included inventory and intangible assets to Nufarm and did not include plant, equipment, or other manufacturing assets. Phibro-Tech also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years. On December 24, 2001, the Company transferred certain receivables and rebate liabilities, at net carrying value, from Agtrol U.S. sales prior to May 1, 2001, to Nufarm, with no recourse.

      Revenues and operating losses relating to the Agtrol business amounted to $6,907 and $1,969, respectively, for the three months ended December 31, 2000, and $13,274 and $3,972, respectively, for the six months ended December 31, 2000.

8. Condensed Consolidating Financial Statements

      In June 1998, the Company issued $100 million of 9 7/8% Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following condensed consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Phibro-Tech, Inc., Mineral Resource Technologies, Inc., Prince Agriproducts, Inc., The Prince Manufacturing Company (PA), The Prince Manufacturing Company
(IL), PhibroChem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc. and Phibro Animal Health U.S., Inc. The U.S. Guarantor and Foreign Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by PBC.

      Investments in subsidiaries are accounted for by the Parent using the equity method. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group.

      The principal consolidation adjustments are to eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the U.S. Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are not presented because the Company has determined that such financial statements would not be material to investors.

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                             As of December 31, 2001
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation    Consolidated
                                                   Parent        Subsidiaries      Non-Guarantors      Adjustments        Balance
-----------------------------------------------------------------------------------------------------------------------------------
                  Assets

Current Assets:

Cash and cash equivalents                        $   1,838         $  1,110             $ 14,368                          $ 17,316
Trade receivables                                    3,302           27,605               34,787                            65,694
Other receivables                                      611              547                1,452                             2,610
Inventory                                            3,840           45,397               48,370                            97,607
Prepaid expenses and other                           4,699            3,077               11,062                            18,838
                                          -----------------------------------------------------------------------------------------
           Total current assets                     14,290           77,736              110,039               --          202,065
                                          -----------------------------------------------------------------------------------------

Property, plant & equipment, net                       516           29,748               72,713                           102,977

Intangibles                                             32            1,856                8,478                            10,366
Investment in subsidiaries                          58,844            2,254               (6,850)         (54,248)              --
Intercompany                                        67,244          (28,811)              (3,909)         (34,524)              --
Other assets                                        93,235          (71,296)               1,696                            23,635
                                          -----------------------------------------------------------------------------------------
               Total assets                      $ 234,161         $ 11,487             $182,167         $(88,772)        $339,043
                                          =========================================================================================

   Liabilities and Stockholders' Equity

Current Liabilities:
Cash overdraft                                   $      28         $  4,987             $     64                          $  5,079
Loan payable to banks                               38,137                -                2,167                            40,304
Current portion of long term debt                    2,540              478                2,372                             5,390
Accounts payable                                     1,135           22,204               26,430                            49,769
Accrued expenses and other                           7,288            9,173               20,965                            37,426
                                          -----------------------------------------------------------------------------------------
Total current liabilities                           49,128           36,842               51,998               --          137,968
                                          -----------------------------------------------------------------------------------------
Long term debt                                     126,738          (66,480)             115,183          (34,524)         140,917

Other liabilities                                    2,016            4,877                3,628                            10,521

Redeemable securities:
Series B and C preferred stock                      55,374               --                   --                            55,374
Common stock                                           365               --                 (365)                               --
Common stock of subsidiary                              --               95                   --                                95
                                          -----------------------------------------------------------------------------------------
                                                    55,739               95                 (365)              --           55,469
                                          -----------------------------------------------------------------------------------------
           Stockholders' Equity
Series A preferred stock                               521               --                   --                               521
Common stock                                             2               32                   --              (32)               2
Paid in capital                                        878           34,041                   --          (34,041)             878
Retained earnings                                     (717)           2,049               18,126          (20,175)            (717)
Accumulated other comprehensive
 income (loss)-
  gain on derivative instruments                        --               --                  433                               433
  cumulative currency translation
   adjustment                                         (144)              31               (6,836)                           (6,949)
                                          -----------------------------------------------------------------------------------------
        Total stockholders' equity                     540           36,153               11,723          (54,248)          (5,832)
                                          -----------------------------------------------------------------------------------------
       Total liabilities and equity              $ 234,161         $ 11,487             $182,167         $(88,772)        $339,043
                                          =========================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended December 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                   U.S. Guarantor  Foreign Subsidiaries  Consolidation  Consolidated
                                                      Parent        Subsidiaries      Non-Guarantors      Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 6,071          $56,267              $42,994          $(7,345)         $97,987

Cost of goods sold                                    4,765           37,743               31,535           (7,345)          66,698
                                           -----------------------------------------------------------------------------------------
       Gross profit                                   1,306           18,524               11,459               --           31,289

Selling, general, and administrative
  expenses                                            4,120           13,688                8,867                            26,675
                                           -----------------------------------------------------------------------------------------
       Operating (loss) income                       (2,814)           4,836                2,592               --            4,614

Interest expense                                        521              635                3,518                             4,674
Interest income                                         (13)              --                 (220)                             (233)
Other (income) expense                                 (421)             (12)               1,653                             1,220

Intercompany allocation                              (3,942)           3,942                   --                                --

Loss (profit) relating to subsidiaries                2,225               --                   --           (2,225)              --
                                           -----------------------------------------------------------------------------------------
       (Loss) income before income taxes             (1,184)             271               (2,359)           2,225           (1,047)

Provision (benefit) for income taxes                    515              544                 (407)                              652
                                           -----------------------------------------------------------------------------------------
       Net (loss) income                            $(1,699)         $  (273)             $(1,952)         $ 2,225          $(1,699)
                                           =========================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                   For The Six Months Ended December 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries    Consolidation   Consolidated
                                                   Parent        Subsidiaries      Non-Guarantors        Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $13,179         $107,861              $85,398         $(13,792)        $192,646

Cost of goods sold                                   10,397           73,915               63,774          (13,792)         134,294
                                           -----------------------------------------------------------------------------------------
       Gross profit                                   2,782           33,946               21,624               --           58,352

Selling, general, and administrative
  expenses                                            7,857           27,219               17,253                            52,329
                                           -----------------------------------------------------------------------------------------
       Operating (loss) income                       (5,075)           6,727                4,371               --            6,023

Interest expense                                      1,195            1,568                6,554                             9,317
Interest income                                         (10)              --                 (293)                             (303)
Other (income) expense                                 (304)               7                1,322                             1,025

Intercompany allocation                              (4,935)           4,935                   --                                --

Loss (profit) relating to subsidiaries                3,323               --                   --           (3,323)              --
                                           -----------------------------------------------------------------------------------------
       (Loss) income before income taxes             (4,344)             217               (3,212)           3,323           (4,016)

(Benefit) provision for income taxes                   (280)             864                 (536)                               48
                                           -----------------------------------------------------------------------------------------
       Net (loss) income                            $(4,064)        $   (647)             $(2,676)        $  3,323         $ (4,064)
                                           =========================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                   For the Six Months Ended December 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries      Non-Guarantors      Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                  $ (4,064)          $ (647)            $ (2,676)          $3,323         $ (4,064)
Adjustments to reconcile net (loss)
 income to cash (used in) provided by
 operating activities:
  Depreciation and amortization                         532            2,643                4,869                             8,044
  Other                                                (190)             286                1,570                             1,666

Changes in operating assets and liabilities:
  Accounts receivable                                 1,292            3,692                6,984                            11,968
  Inventory                                            (587)          (2,931)             (10,409)                          (13,927)
  Prepaid expenses and other                            727              863               (1,962)                             (372)
  Other assets                                          185             (587)                (105)                             (507)
  Intercompany                                       (8,599)           3,535                8,387           (3,323)              --
  Accounts payable                                     (608)          (1,726)                 116                            (2,218)
  Accrued expenses and other                            410           (3,337)               6,641                             3,714
                                           -----------------------------------------------------------------------------------------
Net cash (used in) provided by
 operating activities                               (10,902)           1,791               13,415               --            4,304
                                           -----------------------------------------------------------------------------------------
Investing activities:
  Capital expenditures                                  (72)          (2,368)              (4,194)                           (6,634)
  Acquisition of a business                              --               --               (4,422)                           (4,422)
  Other investing                                      (541)             412                   91                               (38)
                                           -----------------------------------------------------------------------------------------
Net cash used in
 investing activities                                  (613)          (1,956)              (8,525)              --          (11,094)
                                           -----------------------------------------------------------------------------------------
Financing activities:
  Cash overdraft                                         15              817                  (81)                              751
  Net increase (decrease)
   in short term debt                                12,570               --               (2,168)                           10,402
  Proceeds from long term debt                        2,000               --                   42                             2,042
  Payments of long term debt                         (2,524)            (242)              (1,197)                           (3,963)
                                           -----------------------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                                12,061              575               (3,404)              --            9,232
                                           -----------------------------------------------------------------------------------------
Effect of exchange rate changes
 on cash                                                 --               --                   29                                29
                                           -----------------------------------------------------------------------------------------
Net increase in cash and
 cash equivalents                                       546              410                1,515               --            2,471

Cash and cash equivalents
 at beginning of year                                 1,292              700               12,853                            14,845
                                           -----------------------------------------------------------------------------------------
Cash and cash equivalents
 at end of year                                    $  1,838          $ 1,110             $ 14,368           $   --         $ 17,316
                                           =========================================================================================

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
------------------------------------------------------------------------------------------------------------------------------------
                  Assets

Current Assets:

Cash and cash equivalents                          $  1,292         $  1,210             $ 12,343                          $ 14,845
Trade receivables                                     4,624           32,291               40,995                            77,910
Other receivables                                       791            1,913                2,096                             4,800
Inventory                                             2,715           44,050               37,031                            83,796
Prepaid expenses and other                            5,461            2,745                9,242                            17,448
                                           -----------------------------------------------------------------------------------------
           Total current assets                      14,883           82,209              101,707               --          198,799
                                           -----------------------------------------------------------------------------------------
Property, plant & equipment, net                        626           30,143               71,554                           102,323

Intangibles                                              87            1,915                3,830                             5,832
Investment in subsidiaries                           63,490            1,542               (6,138)         (58,894)               -
Intercompany                                         54,322          (22,808)               3,852          (35,366)               -
Other assets                                         93,466          (71,571)               1,170                            23,065
                                           -----------------------------------------------------------------------------------------
               Total assets                        $226,874         $ 21,430             $175,975         $(94,260)        $330,019
                                           =========================================================================================
   Liabilities and Stockholders' Equity

Current Liabilities:
Cash overdraft                                     $     13         $  4,209             $     --                          $  4,222
Loan payable to banks                                24,471               --                3,992                            28,463
Current portion of long term debt                     2,541              493                2,370                             5,404
Accounts payable                                      1,743           23,359               26,202                            51,304
Accrued expenses and other                            7,859           11,780               15,739                            35,378
                                           -----------------------------------------------------------------------------------------
Total current liabilities                            36,627           39,841               48,303               --          124,771
                                           -----------------------------------------------------------------------------------------
Long term debt                                      127,263          (60,654)             108,221          (35,366)         139,464

Other liabilities                                     2,129            5,731                5,066                            12,926

Redeemable securities:
Series B and C preferred stock                       48,980               --                   --                            48,980
Common stock                                            877               --                 (499)                              378
Common stock of subsidiary                               --               95                   --                                95
                                           -----------------------------------------------------------------------------------------
                                                     49,857               95                 (499)              --           49,453
                                           -----------------------------------------------------------------------------------------
           Stockholders' Equity
Series A preferred stock                                521               --                   --                               521
Common stock                                              2               32                   --              (32)               2
Paid in capital                                         878           34,041                   --          (34,041)             878
Retained earnings                                     9,741            2,325               22,496          (24,821)           9,741
Accumulated other comprehensive
 (loss) income-
  cumulative currency translation
   adjustment                                          (144)              19               (7,612)                           (7,737)
                                           -----------------------------------------------------------------------------------------
        Total stockholders' equity                   10,998           36,417               14,884          (58,894)           3,405
                                           -----------------------------------------------------------------------------------------
       Total liabilities and equity                $226,874         $ 21,430             $175,975         $(94,260)        $330,019
                                           =========================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended December 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                 U.S. Guarantor  Foreign Subsidiaries  Consolidation    Consolidated
                                                    Parent        Subsidiaries      Non-Guarantors      Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 8,148          $48,993              $35,391          $(9,188)         $83,344

Cost of goods sold                                    6,656           34,690               29,152           (9,188)          61,310
                                           -----------------------------------------------------------------------------------------
       Gross profit                                   1,492           14,303                6,239               --           22,034

Selling, general, and administrative
  expenses                                            3,557           14,523                6,346                            24,426
                                           -----------------------------------------------------------------------------------------
       Operating (loss) income                       (2,065)            (220)                (107)              --           (2,392)

Interest expense                                      2,773               (5)               1,312                             4,080
Interest income                                          (8)              (1)                (177)                             (186)
Other expense                                            32               (4)              (1,259)                           (1,231)

Intercompany allocation                              (3,571)           3,442                  129                                --

Loss (profit) relating to subsidiaries                2,112               --                   --           (2,112)              --
                                           -----------------------------------------------------------------------------------------
       (Loss) income before income taxes             (3,403)          (3,652)                (112)           2,112           (5,055)

Benefit for income taxes                               (785)          (1,307)                (345)                           (2,437)
                                           -----------------------------------------------------------------------------------------
       Net (loss) income                            $(2,618)         $(2,345)             $   233          $ 2,112          $(2,618)
                                           =========================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                   For The Six Months Ended December 31, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                U.S. Guarantor  Foreign Subsidiaries  Consolidation     Consolidated
                                                   Parent        Subsidiaries      Non-Guarantors      Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $16,669          $91,807              $63,488         $(15,825)        $156,139

Cost of goods sold                                   13,447           64,607               51,371          (15,825)         113,600
                                           -----------------------------------------------------------------------------------------
       Gross profit                                   3,222           27,200               12,117               --           42,539

Selling, general, and administrative
  expenses                                            7,029           25,991               10,501                            43,521
                                           -----------------------------------------------------------------------------------------
       Operating (loss) income                       (3,807)           1,209                1,616               --             (982)

Interest expense                                      5,243               61                2,715                             8,019
Interest income                                         (44)              (1)                (358)                             (403)
Other expense                                           121               (4)                 (20)                               97

Intercompany allocation                              (6,895)           6,509                  386                                --

Loss (profit) relating to subsidiaries                3,617               --                   --           (3,617)              --
                                           -----------------------------------------------------------------------------------------
       (Loss) income before income taxes             (5,849)          (5,356)              (1,107)           3,617           (8,695)

Benefit for income taxes                               (112)          (2,019)                (827)                           (2,958)
                                           -----------------------------------------------------------------------------------------
       Net (loss) income                            $(5,737)         $(3,337)             $  (280)        $  3,617         $ (5,737)
                                           =========================================================================================

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
                                                   Parent        Subsidiaries      Non-Guarantors      Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                  $ (5,737)         $(3,337)             $  (280)         $ 3,617         $ (5,737)
Adjustments to reconcile net (loss)
 income to cash provided by
 operating activities:
  Depreciation and amortization                         273            2,551                3,816                             6,640
  Other                                                (565)             (22)                (997)                           (1,584)

Changes in operating assets and liabilities:
  Accounts receivable                                 1,048            9,128               (2,400)                            7,776
  Inventory                                            (306)          (5,619)               1,908                            (4,017)
  Prepaid expenses and other                          1,904           (2,248)                (469)                             (813)
  Other assets                                         (957)          (1,948)                  (9)                           (2,914)
  Intercompany                                         (891)           2,620                1,888           (3,617)              --
  Accounts payable                                      184              552                3,065                             3,801
  Accrued expenses and other                            438            2,082                 (267)                            2,253
                                           -----------------------------------------------------------------------------------------

Net cash (used in) provided by
 operating activities                                (4,609)           3,759                6,255               --            5,405
                                           -----------------------------------------------------------------------------------------

Investing activities:
  Capital expenditures                                  (47)          (4,099)              (2,363)                           (6,509)
  Acquisition of a business                         (51,700)              --                   --                           (51,700)
  Other investing                                        --               --                 (339)                             (339)
                                           -----------------------------------------------------------------------------------------

Net cash used in
 investing activities                               (51,747)          (4,099)              (2,702)              --          (58,548)
                                           -----------------------------------------------------------------------------------------

Financing activities:
  Cash overdraft                                       (158)           1,590                   --                             1,432
  Net decrease in short term debt                    12,586               --                 (183)                           12,403
  Proceeds from long term debt                           --               --                1,590                             1,590
  Proceeds from issuance of
   redeemable preferred stock                        45,000               --                   --                            45,000
  Payments of long term debt                            (15)            (340)                (663)                           (1,018)
  Other financing                                      (942)              --                   --                              (942)
                                           -----------------------------------------------------------------------------------------

Net cash provided by
 financing activities                                56,471            1,250                  744               --           58,465
                                           -----------------------------------------------------------------------------------------

Effect of exchange rate changes
 on cash                                                 --               --                 (164)                             (164)
                                           -----------------------------------------------------------------------------------------

Net increase in cash and
 cash equivalents                                       115              910                4,133               --            5,158

Cash and cash equivalents
 at beginning of year                                    11               99                2,293                             2,403
                                           -----------------------------------------------------------------------------------------

Cash and cash equivalents
 at end of year                                    $    126          $ 1,009              $ 6,426          $    --         $  7,561
                                           =========================================================================================

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

      The Company has four operating segments--Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other. The Company previously reported two operating segments--Agchem and Industrial Chemicals. Due to organizational changes during fiscal 2001, including those associated with the acquisition of the animal health business from Pfizer and the sale of the Agtrol crop protection business, segment reporting was revised as of June 30, 2001. Prior period segment information has been revised to conform to the fiscal 2002 segment presentation.

      On November 30, 2000, the Company purchased the animal health business of Pfizer, Inc. ("Pfizer"). The operating results of this business, now called Phibro Animal Health, ("PAH"), are included in the Company's consolidated statements of operations from the date of acquisition and are included in the Animal Health and Nutrition segment.

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm, Inc. ("Nufarm"), a U.S. subsidiary of Nufarm Limited, a publicly listed Australian based company. On June 14, 2001, the Company sold its Agtrol international business to Nufarm. Agtrol developed, manufactured and marketed crop protection products, including copper fungicides. The sale included inventory and intangible assets to Nufarm but did not include plant, equipment, or other manufacturing assets. Phibro-Tech also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years. On December 24, 2001, the Company transferred certain receivables and rebate liabilities, at net carrying value, from Agtrol U.S. sales prior to May 1, 2001, to Nufarm, with no recourse. The operating results of Agtrol are included in the Company's consolidated statements of operations up to the date of disposition and are included in the All Other segment.

      The Company's Odda, Norway operation has suffered operating losses during fiscal 2001 and for the six months ended December 31, 2001. The Company has initiated and completed a number of cost cutting and efficiency initiatives. However, continued competitive pricing pressures on Odda's primary products and increasing raw material and production costs have more than offset the favorable impact of initiatives undertaken to date. The Company is evaluating the future operation of Odda under a number of scenarios, which range from ceasing production of certain products to a complete shutdown of the operation. Among other uncertainties, the ultimate decision may be affected by the outcome of negotiations with the government of Norway for certain financial assistance. This outcome is not expected to be known until the third or fourth quarter of fiscal 2002.

      The Company has evaluated the likelihood of the possible scenarios and the related probability-weighted estimated future cash flows under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets To Be Disposed Of" and believes no impairment of long-lived assets of Odda (with a carrying value of $26.9 million) exists at December 31, 2001; however, certain of the possible operating scenarios, could result in a write-down of assets that could be material to operating results and financial position. A material write-down may also result in violation of certain of the financial covenants included in the Company's revolving credit facility and certain debt of Odda, making amounts outstanding under these facilities callable at the discretion of the lenders. The Company believes it will be able to successfully negotiate waivers of such violations or amendments to financial covenants, if required; however the outcome and resolution of the above matters is uncertain at this time.

Results of Operations

                                                                                Sales
                                                                               ($000's)
                                                        Three Months Ended                   Six Months Ended
                                                           December 31,                         December 31,
                                                   ---------------------------          ----------------------------
Operating Segments                                   2001               2000               2001               2000
                                                   --------          ---------          ---------          ---------
   Animal Health and Nutrition ............        $ 64,013          $  44,854          $ 123,366          $  79,484
   Industrial Chemicals ...................          21,868             24,432             42,879             46,505
   Distribution ...........................           8,825             10,888             18,814             22,287
   All Other ..............................           9,073             10,472             19,020             20,920
   Elimination of intersegment sales ......          (5,792)            (7,302)           (11,433)           (13,057)
                                                   --------          ---------          ---------          ---------
                                                   $ 97,987          $  83,344          $ 192,646          $ 156,139
                                                   ========          =========          =========          =========

                                                                       Operating Income (Loss)
                                                                             ($000's)
                                                        Three Months Ended                    Six Months Ended
                                                           December 31,                         December 31,
                                                   ---------------------------          ----------------------------
Operating Segments                                   2001               2000               2001               2000
                                                   --------          ---------          ---------          ---------
   Animal Health and Nutrition ............        $ 10,259          $   3,446          $  17,624          $   6,493
   Industrial Chemicals ...................          (2,542)              (845)            (6,742)              (400)
   Distribution ...........................             751                927              1,589              1,845
   All Other ..............................            (229)            (1,965)              (110)            (3,639)
   Corporate expenses and eliminations ....          (3,625)            (3,955)            (6,338)            (5,281)
                                                   --------          ---------          ---------          ---------
                                                   $  4,614          $  (2,392)         $   6,023          $    (982)
                                                   ========          =========          =========          =========

Comparison of Three Months Ended December 31, 2001 and 2000

      Net Sales. Net sales increased by $14.6 million, or 18%, to $98.0 million in the three months ended December 31, 2001, as compared to the same period of the prior year. The increase was primarily due to the purchase of the PAH business offset in part by the sale of the Company's Agtrol operations.

      The Animal Health and Nutrition segment's net sales increased by $19.2 million, or 43%, to $64.0 million in the three months ended December 31, 2001, as compared to the prior period. The net sales increase was due to increased unit volume primarily as a result of the PAH purchase. Excluding PAH, sales for the segment in 2001 were $.4 million below the prior year primarily due to discontinuing sales of vitamin exports and lower average selling prices by the Company's Koffolk Israel facility due to the adverse business climate in Israel. Higher unit volumes in the U.S. were offset in part by lower average sales prices.

      The Industrial Chemicals segment's net sales decreased by $2.6 million, or 10%, to $21.9 million in the three months ended December 31, 2001, as compared to the prior period. Sales by the Company's Phibro-Tech subsidiary were down by $2.0 million due to volume declines related to the printed circuit board industry. Higher unit volume sales at the Company's Odda subsidiary increased revenues by $.3 million and partially offset the decrease. Other declines in intersegment sales aggregated $.9 million.

      Net sales for the Distribution segment decreased by $2.1 million, or 19%, to $8.8 million in 2001, as compared to the prior period. The net sales decrease was due to lower unit volumes. Significant declines in the segment's cyanide, carbide and dicyandiamide products occurred during the first and second quarters of this fiscal year as compared to the prior year periods.

      Net sales for the All Other segment decreased by $1.4 million, or 13%, to $9.1 million in 2001, as compared to the prior period. Approximately $2.1 million of this decrease related to lower sales of crop protection chemicals. The Company's Agtrol crop protection business was sold during the fourth quarter of fiscal 2001 and sales of certain crop protection chemicals are currently being made under supply agreements to Nufarm. Excluding Agtrol, sales for the segment in 2001 were $.7 million above the prior year. The Company's fly ash business increased by $.3 million primarily due to increased volume as a result of additional contracts with utilities in Missouri and Michigan and improved average selling prices. Revenues at the Company's Wychem, U.K. facility improved by $.4 million due to an increase in specialized lab projects and formulations.

      Gross Profit. Gross profit increased by $9.3 million, or 42%, to $31.3 million in the three months ended December 31, 2001, as compared to the prior period. The increase was primarily due to the purchase of the PAH business offset in part by lower production volumes at the Company's Phibro-Tech facilities and the sale of the Company's Agtrol operations. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $.9 and $1.1 million for the three months ended December 31, 2001 and 2000, respectively. The remainder of the inventory purchase adjustment, approximately $.3 million, will be charged to cost of goods sold during the balance of the fiscal year. Margin declines in the All Other segment were due to sales of crop protection products sold to Nufarm under a supply agreement in the current period as opposed to higher margin sales to third parties in the prior period.

      Selling, General and Administrative Expenses. Costs increased by $2.2 million to $26.7 million in 2001, as compared to the prior period. Excluding PAH and Agtrol, costs were up approximately $.9 million principally due to management advisory fees to Palladium Equity Partners, LLC ($.4 million), higher warehousing and distribution costs primarily relating to sales growth in the Company's fly ash business ($.8 million), environmental remediation ($.3 million), and other general spending increases ($.7 million). The prior period included an accrual for severance costs ($1.3 million) associated with the termination of employment of an executive of the Company.

      Operating Income. Operating income increased by $7.0 million to $4.6 million in 2001, as compared to the prior period. The Animal Health and Nutrition segment increased due to the inclusion of PAH for the period. Operating income declined in the Industrial Chemicals segment primarily due to lower sales and production volumes. The Company is implementing cost reduction programs and other initiatives with respect to PhibroTech's copper related businesses in reaction to current market conditions in the printed circuit board industry. The improvement in operating income of the All Other segment is primarily the result of the sale of Agtrol as the Company is no longer materially impacted by the seasonal nature of the crop protection business. The Distribution segment was slightly below the prior year primarily due to sales volume declines.

      Interest Expense, Net. Costs increased by $.5 million or 14% to $4.4 million for the three months ended December 31, 2001 as compared to the prior period primarily due to debt incurred in connection with the PAH acquisition and higher levels of average bank borrowings.

      Other Expense, Net. Other expense, net principally reflects foreign currency transaction losses of the Company's foreign subsidiaries and the quarter over quarter change reflects the strengthening of currencies against the U.S. dollar in 2001 (principally Norwegian Kroner) versus weakening of these currencies in the December 2000 quarter.

      Income Taxes. The Company provides a benefit on interim period losses as it is anticipated that future earnings can be utilized to offset the tax benefit recorded in the current year. The effective tax rate differs from the U.S. statutory rate due to the relationship of each domestic and international subsidiaries' individual income or loss position to the statutory tax rates in each country.

Comparison of Six Months Ended December 31, 2001 and 2000

      Net Sales. Net sales increased by $36.5 million, or 23%, to $192.6 million in the six months ended December 31, 2001, as compared to same period of the prior year. The increase was primarily due to the purchase of the PAH business offset in part by the sale of the Company's Agtrol operations.

      The Animal Health and Nutrition segment's net sales increased by $43.9 million, or 55%, to $123.4 million in the six months ended December 31, 2001, as compared to the prior period. The net sales increase was due to increased unit volume primarily as a result of the PAH purchase. Excluding PAH, sales for the segment in 2001 were $.6 million above the prior year primarily due to higher unit volume sales of vitamin, mineral and other pre-mix products at our domestic facilities. This was offset in part by the adverse business climate in Israel and the discontinuation of sales of vitamin exports by the Company's Koffolk Israel facility.

      The Industrial Chemicals segment's net sales decreased by $3.6 million, or 8%, to $42.9 million in the six months ended December 31, 2001, as compared to the prior period. Sales by the Company's Phibro-Tech subsidiary were down by $3.7 million due to volume declines related to the printed circuit board industry. Higher unit volume sales at the Company's Odda subsidiary increased revenues by $2.0 million and partially offset the decrease. Declines in intersegment sales aggregated $1.4 million. Lower unit sales of iron and manganese oxides accounted for the balance of the change.

      Net sales for the Distribution segment decreased by $3.5 million, or 16%, to $18.8 million in 2001, as compared to the prior period. The net sales decrease was due to lower unit volumes. Significant declines in the segment's cyanide, carbide and dicyandiamide products occurred during the first and second quarters of this fiscal year as compared to the prior year periods.

      Net sales for the All Other segment decreased by $1.9 million, or 9%, to $19.0 million in 2001, as compared to the prior period. Approximately $4.5 million of this decrease related to lower sales of crop protection chemicals. The Company's Agtrol crop protection business was sold during the fourth quarter of fiscal 2001 and sales of certain crop protection chemicals are currently being made under supply agreements to Nufarm. Excluding Agtrol, sales for the segment in 2001 were $2.6 million above the prior year. The Company's fly ash business increased by $1.6 million primarily due to increased volume as a result of additional contracts with utilities in Missouri and Michigan and improved average selling prices. Revenues at the Company's Wychem, U.K. facility improved by $1.0 million due to an increase in specialized lab projects and formulations.

      Gross Profit. Gross profit increased by $15.8 million, or 37%, to $58.4 million in the six months ended December 31, 2001, as compared to the prior period. The increase was primarily due to the purchase of the PAH business offset in part by lower production volumes at the Company's Phibro-Tech facilities and the sale of the Company's Agtrol operations. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $2.9 and $1.1 million for the six months ended December 31, 2001 and 2000, respectively. The remainder of the inventory purchase adjustment, approximately $.3 million, will be charged to cost of goods sold during the balance of the fiscal year. Margin declines in the All Other segment were due to sales of crop protection products sold to Nufarm under a supply agreement in the current period as opposed to higher margin sales to third parties in the prior period.

      Selling, General and Administrative Expenses. Costs increased by $8.8 million to $52.3 million in 2001, as compared to the prior period. Excluding PAH and Agtrol, costs were up approximately $3.5 million principally due to management advisory fees to Palladium Equity Partners, LLC ($.9 million), higher warehousing and distribution primarily relating to sales growth in the Company's fly ash business ($1.3 million), environmental remediation ($.7 million), and other general spending increases ($1.9 million). The prior period included an accrual for severance costs ($1.3 million) associated with the termination of employment of an executive of the Company.

      Operating Income. Operating income increased by $7.0 million to $6.0 million in 2001, as compared to the prior period. The Animal Health and Nutrition segment increased due to the inclusion of PAH for the period. Operating income declined in the Industrial Chemicals segment primarily due to lower sales and production volumes. The Company is implementing cost reduction programs and other initiatives with respect to PhibroTech's copper related businesses in reaction to current market conditions in the printed circuit board industry. The improvement in operating income of the All Other segment is primarily the result of the sale of Agtrol as the Company is no longer materially impacted by the seasonal nature of the crop protection business. The Distribution segment was slightly below the prior year primarily due to sales volume declines.

      Interest Expense, Net. Costs increased by $1.4 million or 18% to $9.0 million for the six months ended December 31, 2001 as compared to the prior period primarily due to debt incurred in connection with the PAH acquisition and higher levels of average bank borrowings.

      Other Expense, Net. Other expense, net principally reflects foreign currency transaction losses of the Company's foreign subsidiaries.

      Income Taxes. The Company provides a benefit on interim period losses as it is anticipated that future earnings can be utilized to offset the tax benefit recorded in the current year. The effective tax rate differs from the U.S. statutory rate due to the relationship of each domestic and international subsidiaries' individual income or loss position to the statutory tax rates in each country.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Cash provided by operations for the six months ended December 31, 2001 was $4.3 million. The increase in cash from the collection of receivables from our crop protection business was offset by higher inventories at the PAH business unit. This build up of inventories is considered necessary to ensure an adequate availability of product as the Company continues to refine its supply chain and expand into new markets.

      Net Cash Used by Investing Activities. Net cash used in investing activities for the six months ended December 31, 2001 was $11.1 million. Capital expenditures of $6.6 million were mostly for maintaining the Company's existing asset base and for environmental, health and safety projects. The remainder primarily relates to contingent purchase price payments from the PAH acquisition.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $9.2 million. Borrowings under the domestic revolving credit agreement were partially offset by paydowns of debt at several of the Company's international subsidiaries and a $2.5 million payment on long-term debt related to the PAH acquisition.

      Liquidity. At December 31, 2001, working capital totaled $64.1 million compared to $74.0 million at the fiscal year end. Due to the nature and terms of the revolving credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lockbox arrangement, all borrowings against this facility are classified as a current liability. At December 31, 2001, the amount of credit extended under this agreement totaled $38.1 million and the Company had $8.3 million available under the borrowing base formula in this agreement. In addition, certain of the Company's foreign subsidiaries also had availability under their respective credit facilities totaling $9.6 million.

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

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is currently assessing the impact of these statements.

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

                                           PHILIPP BROTHERS CHEMICALS, INC.

Date: February 12, 2002                    By: /s/ DAVID C. STORBECK
                                               ---------------------------------
                                               David C. Storbeck
                                               Chief Financial Officer


Date: February 12, 2002                    By: /S/ JOSEPH KATZENSTEIN
                                               ---------------------------------
                                               Joseph Katzenstein, Treasurer
                                               and Secretary