Form 10-Q
period 2002-03-31
PHILIPP BROTHERS CHEMICALS INC
filed 2002-05-14
CIK 1069899

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

                 For the quarterly period ended March 31, 2002

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

                      Yes |X|                             No |_|

Number of shares of each class of common stock outstanding as of March 31, 2002:

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I  FINANCIAL INFORMATION (UNAUDITED)

  Item 1. Condensed Financial Statements ..............................    3
          Condensed Consolidated Balance Sheets .......................    4
          Condensed Consolidated Statements of Operations and
            Comprehensive Income ......................................    5
          Condensed Consolidated Statements of Changes in Stockholders'
            Equity ....................................................    6
          Condensed Consolidated Statements of Cash Flows .............    7
          Notes to Condensed Consolidated Financial Statements ........    8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................   21

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ..   27

PART II OTHER INFORMATION

  Item 5. Other Information ...........................................   28

  Item 6. Exhibits and Reports on Form 8-K ............................   28

SIGNATURES ............................................................   29

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                 (In Thousands)

                                                       March 31,       June 30,
                                                         2002            2001
                                                       ---------      ---------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $  14,584      $  14,845
Trade receivables, less allowance
 for doubtful accounts of $2,593
 at March 31, 2002 and
 $2,369 at June 30, 2001                                  63,675         77,910
Other receivables                                          4,905          4,800
Inventories                                               98,269         83,796
Prepaid expenses and other current assets                 17,704         17,448
                                                       ---------      ---------
    TOTAL CURRENT ASSETS                                 199,137        198,799

PROPERTY, PLANT AND EQUIPMENT, net                        96,730        102,323

INTANGIBLES                                               12,413          5,832

OTHER ASSETS                                              23,350         23,065
                                                       ---------      ---------
                                                       $ 331,630      $ 330,019
                                                       =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft                                         $   5,808      $   4,222
Loans payable to banks                                    43,922         28,463
Current portion of long-term debt                          5,467          5,404
Accounts payable                                          50,126         51,304
Accrued expenses and other current
 liabilities                                              32,602         35,378
                                                       ---------      ---------
    TOTAL CURRENT LIABILITIES                            137,925        124,771

LONG-TERM DEBT                                           143,660        139,464

OTHER LIABILITIES                                         10,355         12,926
                                                       ---------      ---------
    TOTAL LIABILITIES                                    291,940        277,161
                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
Series B and C preferred stock                            54,673         48,980
Common stock                                                  --            378
Common stock of subsidiary                                    95             95
                                                       ---------      ---------
    TOTAL REDEEMABLE SECURITIES                           54,768         49,453
                                                       ---------      ---------
STOCKHOLDERS' EQUITY:
Series A preferred stock                                     521            521
Common stock                                                   2              2
Paid-in capital                                              878            878
Retained earnings                                         (9,088)         9,741
Accumulated other comprehensive
  income (loss)
  gain on derivative instruments                             542             --
  currency translation adjustment                         (7,933)        (7,737)
                                                       ---------      ---------
    TOTAL STOCKHOLDERS' EQUITY                           (15,078)         3,405
                                                       ---------      ---------
                                                       $ 331,630      $ 330,019
                                                       =========      =========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                 (In Thousands)

                                                      Three Months Ended        Nine Months Ended
                                                          March 31,                 March 31,
                                                      2002          2001        2002         2001
                                                    ---------    ---------    ---------    ---------
NET SALES                                           $  96,310    $ 103,802    $ 288,956    $ 259,941

COST OF GOODS SOLD (2002 includes $4,783               73,343       75,312      207,637      188,912
    of incremental depreciation for planned
    asset shutdown - See Note 2)
                                                    ---------    ---------    ---------    ---------
    GROSS PROFIT                                       22,967       28,490       81,319       71,029

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                              26,696       27,174       79,025       70,695
                                                    ---------    ---------    ---------    ---------

  OPERATING INCOME                                     (3,729)       1,316        2,294          334

OTHER:

  Interest expense                                      4,609        5,183       13,926       13,202

  Interest (income)                                        (8)          16         (311)        (387)

  Other expense, net                                       93        1,137        1,118        1,234
                                                    ---------    ---------    ---------    ---------

  LOSS BEFORE INCOME TAXES                             (8,423)      (5,020)     (12,439)     (13,715)

PROVISION (BENEFIT) FOR INCOME TAXES                      649       (1,171)         697       (4,129)
                                                    ---------    ---------    ---------    ---------

  NET LOSS                                             (9,072)      (3,849)     (13,136)      (9,586)

OTHER COMPREHENSIVE INCOME (LOSS)-
  Gain on derivative instruments                          109         (168)         542           --
  Change in currency translation adjustment              (984)      (3,955)        (196)      (4,727)
                                                    ---------    ---------    ---------    ---------

    COMPREHENSIVE LOSS                              $  (9,947)   $  (7,972)   $ (12,790)   $ (14,313)
                                                    =========    =========    =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

            For the Three Months and Nine Months Ended March 31, 2002
                                 (In Thousands)

                                              Preferred
                                                Stock           Common Stock                                 Accumulated
                                              ----------    ---------------------                               Other
                                                Series       Class        Class      Paid-in     Retained   Comprehensive
                                                 "A"          "A"          "B"       Capital     Earnings   (loss) income-   Total
                                               --------     --------     --------    --------    --------   -------------  --------
BALANCE, JULY 1, 2001                          $    521     $      1     $      1    $    878    $  9,741     $ (7,737)    $  3,405

 Accretion of redeemable
  preferred securities to fair
  market value                                                                                       (590)                     (590)

 Dividends on Series B and C
  redeemable preferred stock                                                                       (1,837)                   (1,837)

 Gain on derivative
  instruments                                                                                                      145          145

 Foreign currency
  translation adjustment                                                                                        (1,566)      (1,566)

 Net loss                                                                                          (2,365)                   (2,365)
                                               --------     --------     --------    --------    --------     --------     --------
BALANCE, SEPTEMBER 30, 2001                    $    521     $      1     $      1    $    878    $  4,949     $ (9,158)    $ (2,808)
                                               ========     ========     ========    ========    ========     ========     ========
 Accretion of redeemable
  preferred securities to fair
  market value                                                                                     (2,085)                   (2,085)

 Dividends on Series B and C
  redeemable preferred stock                                                                       (1,882)                   (1,882)

 Gain on derivative
  instruments                                                                                                      288          288

 Foreign currency
  translation adjustment                                                                                         2,354        2,354

 Net loss                                                                                          (1,699)                   (1,699)
                                               --------     --------     --------    --------    --------     --------     --------
BALANCE, DECEMBER 31, 2001                     $    521     $      1     $      1    $    878    $   (717)    $ (6,516)    $ (5,832)
                                               ========     ========     ========    ========    ========     ========     ========

 Accretion of redeemable
  preferred securities to fair
  market value                                                                                      2,675                     2,675

 Dividends on Series B and C
  redeemable preferred stock                                                                       (1,974)                   (1,974)

 Gain on derivative
  instruments                                                                                                      109          109

 Foreign currency
  translation adjustment                                                                                          (984)        (984)

 Net loss                                                                                          (9,072)                   (9,072)
                                               --------     --------     --------    --------    --------     --------     --------
BALANCE, MARCH 31, 2002                        $    521     $      1     $      1    $    878    $ (9,088)    $ (7,391)    $(15,078)
                                               ========     ========     ========    ========    ========     ========     ========


       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                For the Nine Months Ended March 31, 2002 and 2001

                                 (In Thousands)

                                                             2002        2001
                                                           --------    --------
OPERATING ACTIVITIES:
  Net loss                                                 $(13,136)   $ (9,586)
    Adjustments to reconcile net loss to
     net cash provided
     by operating activities:
     Depreciation and amortization                           17,159      10,256
     Other                                                    2,154      (2,038)

     Changes in operating assets and liabilities
      net of effect of businesses acquired:
      Accounts receivable                                    13,199       1,138
      Inventories                                           (16,152)     (1,202)
      Prepaid expenses and other current assets              (2,038)        854
      Other assets                                             (842)     (3,165)
      Accounts payable                                       (1,450)      5,683
      Accrued expenses and other current liabilities          1,520        (360)
                                                           --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                 414       1,580
                                                           --------    --------
INVESTING ACTIVITIES:
  Capital expenditures                                       (8,665)    (10,326)
  Acquisition of a business                                  (7,182)    (51,700)
  Other investing                                               561        (457)
                                                           --------    --------
      NET CASH USED IN INVESTING ACTIVITIES                 (15,286)    (62,483)
                                                           --------    --------
FINANCING ACTIVITIES:
  Cash overdraft                                              1,481       3,344
  Net increase in short-term debt                            15,248      25,485
  Proceeds from long-term debt                                2,316       1,578
  Proceeds from issuance of redeemable
   preferred stock                                               --      45,000
  Payments of long-term debt                                 (4,324)       (836)
  Other financing                                                --        (942)
                                                           --------    --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES               14,721      73,629
                                                           --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (110)        (45)
                                                           --------    --------
     NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                         (261)     12,681

CASH AND CASH EQUIVALENTS at beginning of period             14,845       2,403
                                                           --------    --------
     CASH AND CASH EQUIVALENTS at end of period            $ 14,584    $ 15,084
                                                           ========    ========


       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1. General

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, except for the incremental depreciation of $4,783 in 2002 for the planned asset shutdown - See Note 2) necessary to present fairly its financial position as of March 31, 2002 and its results of operations and cash flows for the three months and nine months ended March 31, 2002 and 2001.

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

      Certain prior year amounts in the accompanying condensed consolidated financial statements and related notes have been reclassified to conform to the fiscal 2002 presentation. Such reclassifications include a reclassification of freight income of $1,599 and $4,612 for the three months and nine months ended March 31, 2001, respectively, from selling, general and administrative expenses to net sales on the Condensed Consolidated Statements of Operations and Comprehensive Income, as a result of the adoption of the Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs."

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

      The results of operations for the three months and nine months ended March 31, 2002 and 2001 may not be indicative of results for the full year.

2. Risks and Uncertainties

      Due to lower levels of economic activity and increased global competition, the Company believes that cash flows from operations and available borrowing arrangements may not provide sufficient working capital to operate the Company's existing business, to make budgeted capital expenditures, and to service interest and current principal coming due on outstanding debt over the ensuing 12 month period. Accordingly, the Company is considering the divestiture of certain business operations, reducing the level of capital expenditures, and initiating additional cost reduction programs to provide funds to meet future obligations on a timely basis. At March 31, 2002, the Company had $4,400 and $8,100 available on its domestic and foreign credit facilities, respectively, and is in compliance with its financial covenant requirements under these facilities.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      The Company's Odda, Norway operation has suffered operating losses during fiscal 2001 and for the nine months ended March 31, 2002. Odda is included in the Industrial Chemicals segment and had third party revenues of $18,188 and $15,932, and operating losses (before the effect of the $4,783 incremental depreciation discussed below) of $4,399 and $3,195, for the nine month periods ended March 31, 2002 and 2001, respectively. The Company has initiated and completed a number of cost cutting and efficiency initiatives. However, continued competitive pricing pressures on Odda's primary products and increasing raw material and production costs have more than offset the favorable impact of initiatives undertaken to date. The Company has evaluated the future operation of Odda under a number of scenarios, ranging from ceasing production of certain products to a complete shutdown of the operation. During the third quarter of fiscal 2002 the Company decided to cease production of two of Odda's three primary products as of June 30, 2002, and focus its resources on the remaining product line. Third party revenues of the remaining product line were $9,647 for the nine months ended March 31, 2002. The decision to cease production of these two products requires the Company to accelerate the depreciation of the directly related property, plant, and equipment so these assets will be fully depreciated by June 30, 2002. This change in expected remaining useful life has increased depreciation and amortization by $4,783 for the three months and nine months ended March 31, 2002, with an additional charge to depreciation and amortization of $9,305 planned for the fourth quarter. The Company is also in negotiations with the government of Norway for certain financial assistance.

      The Company has evaluated this decision to cease production of two products and the related estimated undiscounted future cash flows from the remaining product line under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets To Be Disposed Of" and believes no impairment of long-lived assets of Odda (with a carrying value of $18,946) exists at March 31, 2002.

      The Company has a domestic net deferred tax asset of approximately $12,219 at March 31, 2002. The Company has incurred domestic losses in recent fiscal years; however, with the acquisition of the Pfizer animal health business and the sale of the Agtrol crop protection business in 2001, the Company had anticipated a return to profitability in fiscal 2002 and, accordingly, the Company has considered the deferred tax assets more likely than not of realization. As indicated previously, the Company has experienced lower levels of economic activity than anticipated across its global operations, including the United States. As a result, the Company currently anticipates a small domestic loss for fiscal 2002. As indicated above, significant cost reduction activities have already been undertaken in several domestic businesses to adjust the cost base to current levels of economic activity, and the Company anticipates domestic profitability for fiscal 2003 and beyond. Consequently, the Company continues to consider the deferred tax assets more likely than not of recovery and no valuation allowance has been provided. The Company's position will continue to be reassessed each reporting period in light of domestic operating performance.

3. Acquisition

      On November 30, 2000, the Company purchased the animal health business of Pfizer, Inc. and certain of its subsidiaries ("Pfizer"). Under the terms of the purchase agreement, the Company is required to pay Pfizer contingent purchase price based on a percentage of future net revenues of a particular product. The term of the contingent payments is five years from November 30, 2000. The maximum contingent purchase price due under this arrangement is limited to $55,000, with a maximum annual payment of $12,000. Contingent purchase price paid will be allocated to related production equipment and product intangibles. The Company has recorded $7,469, allocated to related production equipment, and $7,249, related to product intangibles, under this arrangement as of March 31, 2002, of which $8,123 has been paid as of March 31, 2002. Under the terms of the agreement, the Company has elected to defer $5,682 of the payment until June 30, 2006. The deferred payment bears interest at an annual rate of 13%. In addition, the Company is required to pay Pfizer contingent purchase price up to a maximum of $10,000 over five years on other products based on certain gross profit levels of the medicated feed additives business. No amounts have been accrued under this arrangement.

      The unaudited consolidated results of operations on a pro-forma basis as if such acquisition had occurred at the beginning of the nine-month period ended March 31, 2001 are as follows:

      Net sales ....................................            $ 307,534
      Net (loss) income ............................              (10,413)

      The impact of purchase accounting adjustments relating to the inventory acquired from Pfizer increased the loss before income taxes for the three months and nine months ended March 31, 2002 by $343 and $3,257, respectively, and for the three months and nine months ended March 31, 2001 by $4,601 and $5,682, respectively. Exclusive of these charges the loss before income taxes for the three months and nine months ended March 31, 2002 would have been $8,080 and $9,182,

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

respectively, and for the three months and nine months ended March 31, 2001 would have been $419 and $8,033, respectively.

4. Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) and average methods; however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories.

      Inventories at March 31, 2002 and June 30, 2001 consist of the following:

                                                 March 31,         June 30,
                                                   2002              2001
                                                 ---------         --------
      Raw materials                               $30,028          $22,614
      Work-in-process                               3,722            4,257
      Finished goods                               64,519           56,925
                                                  -------          -------
      Total inventory                             $98,269          $83,796
                                                  =======          =======

5. Contingencies

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

      On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the United States Environmental Protection Agency relating to a third party superfund site in Rhode Island. The Company is investigating the matter, which relates to events in the 1950's and 1960's.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      Based upon information available, the Company estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third party sites to be approximately $1,349 as of March 31, 2002, which is included in current and long-term liabilities.

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

Segment data for the three and nine months ended March 31, 2002 and 2001 are as follows:

                                                   Animal                                                  Corporate
                                                  Health &     Industrial                      All         Expenses &
                                                  Nutrition     Chemicals   Distribution      Other        Adjustments      Total
                                                  ---------     ---------   ------------     --------      -----------     --------
Three Months Ended March 31, 2002

Revenues -external customers                      $ 59,378      $ 19,249       $  8,326      $  9,357       $     --       $ 96,310
         -intersegment                                 874         3,590            658            87         (5,209)            --
                                                  --------      --------       --------      --------       --------       --------
Total revenues                                    $ 60,252      $ 22,839       $  8,984      $  9,444       $ (5,209)      $ 96,310
                                                  ========      ========       ========      ========       ========       ========
Operating income/(loss)                           $  6,246      $ (6,067)      $    635      $   (750)      $ (3,793)      $ (3,729)
                                                  ========      ========       ========      ========       ========       ========

                                                   Animal                                                  Corporate
                                                  Health &     Industrial                      All         Expenses &
                                                  Nutrition     Chemicals   Distribution      Other        Adjustments      Total
                                                  ---------     ---------   ------------     --------      -----------     --------
Three Months Ended March 31, 2001

Revenues -external customers                      $ 58,545      $ 20,001       $ 11,141      $ 14,115       $     --       $103,802
         -intersegment                               1,622         5,775            500            --         (7,897)            --
                                                  --------      --------       --------      --------       --------       --------
Total revenues                                    $ 60,167      $ 25,776       $ 11,641      $ 14,115       $ (7,897)      $103,802
                                                  ========      ========       ========      ========       ========       ========
Operating income/(loss)                           $  4,614      $   (397)      $  1,119      $ (1,744)      $ (2,276)      $  1,316
                                                  ========      ========       ========      ========       ========       ========

                                                   Animal                                                  Corporate
                                                  Health &     Industrial                      All         Expenses &
                                                  Nutrition     Chemicals   Distribution      Other        Adjustments      Total
                                                  ---------     ---------   ------------     --------      -----------     --------
Nine Months Ended March 31, 2002

Revenues -external customers                      $180,477      $ 53,988       $ 26,144      $ 28,347       $     --       $288,956
         -intersegment                               3,141        11,730          1,654           117        (16,642)            --
                                                  --------      --------       --------      --------       --------       --------
Total revenues                                    $183,618      $ 65,718       $ 27,798      $ 28,464       $(16,642)      $288,956
                                                  ========      ========       ========      ========       ========       ========
Operating income/(loss)                           $ 23,870      $(12,809)      $  2,224      $   (860)      $(10,131)      $  2,294
                                                  ========      ========       ========      ========       ========       ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

                                                   Animal                                                  Corporate
                                                  Health &     Industrial                      All         Expenses &
                                                  Nutrition     Chemicals   Distribution      Other        Adjustments      Total
                                                  ---------     ---------   ------------     --------      -----------     --------
Nine Months Ended March 31, 2001

Revenues -external customers                      $135,755      $ 56,638       $ 32,513      $ 35,035       $     --       $259,941
         -intersegment                               3,896        15,643          1,415            --        (20,954)            --
                                                  --------      --------       --------      --------       --------       --------
Total revenues                                    $139,651      $ 72,281       $ 33,928      $ 35,035       $(20,954)      $259,941
                                                  ========      ========       ========      ========       ========       ========
Operating income/(loss)                           $ 11,107      $   (797)      $  2,964      $ (5,383)      $ (7,557)      $    334
                                                  ========      ========       ========      ========       ========       ========

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

      Revenues and operating losses relating to the Agtrol business amounted to $10,673 and $1,501, respectively, for the three months ended March 31, 2001, and $23,947 and $5,473, respectively, for the nine months ended March 31, 2001.

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

      The principal consolidation adjustments are to eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the U.S. Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are not presented because such financial statements would not be material to investors.

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                              As of March 31, 2002
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Foreign
                                                                    U.S. Guarantor    Subsidiaries     Consolidation    Consolidated
                                                       Parent        Subsidiaries    Non-Guarantors     Adjustments       Balance
-----------------------------------------------------------------------------------------------------------------------------------
                      Assets
Current Assets:
Cash and cash equivalents                             $   1,942        $     538        $  12,104                         $  14,584
Trade receivables                                         3,301           25,070           35,304                            63,675
Other receivables                                         1,056            1,502            2,347                             4,905
Inventory                                                 2,935           45,790           49,544                            98,269
Prepaid expenses and other                                4,089            3,771            9,844                            17,704
                                                   --------------------------------------------------------------------------------
    Total current assets                                 13,323           76,671          109,143               --          199,137
                                                   --------------------------------------------------------------------------------

Property, plant & equipment, net                            438           30,109           66,183                            96,730

Intangibles                                                  32            1,771           10,610                            12,413
Investment in subsidiaries                               48,766            2,258           (6,854)         (44,170)              --
Intercompany                                             74,168          (31,414)          (8,460)         (34,294)              --
Other assets                                             92,971          (71,283)           1,662                            23,350
                                                   --------------------------------------------------------------------------------
    Total assets                                      $ 229,698        $   8,112        $ 172,284        $ (78,464)       $ 331,630
                                                   ================================================================================
    Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft                                        $      --        $   5,808        $      --                         $   5,808
Loan payable to banks                                    40,564               --            3,358                            43,922
Current portion of long term debt                         2,540              461            2,466                             5,467
Accounts payable                                            648           24,637           24,841                            50,126
Accrued expenses and other                                8,704            7,446           16,452                            32,602
                                                   --------------------------------------------------------------------------------
    Total current liabilities                            52,456           38,352           47,117               --          137,925
                                                   --------------------------------------------------------------------------------

Long term debt                                          127,732          (69,452)         119,674          (34,294)         143,660

Other liabilities                                         2,187            4,804            3,364                            10,355

Redeemable securities:
Series B and C preferred stock                           54,673               --               --                            54,673
Common stock                                                481               --             (481)                               --
Common stock of subsidiary                                   --               95               --                                95
                                                   --------------------------------------------------------------------------------
                                                         55,154               95             (481)              --           54,768
                                                   --------------------------------------------------------------------------------
             Stockholders' Equity
Series A preferred stock                                    521               --               --                               521
Common stock                                                  2               32               --              (32)               2
Paid in capital                                             878           34,041               --          (34,041)             878
Retained earnings                                        (9,088)             210            9,887          (10,097)          (9,088)
Accumulated other comprehensive
  income (loss)- gain on derivative
  instruments                                                --               --              542                               542
  currency translation adjustment                          (144)              30           (7,819)                           (7,933)
                                                   --------------------------------------------------------------------------------
    Total stockholders' equity                           (7,831)          34,313            2,610          (44,170)         (15,078)
                                                   --------------------------------------------------------------------------------
    Total liabilities and equity                      $ 229,698        $   8,112        $ 172,284        $ (78,464)       $ 331,630
                                                   ================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    For The Three Months Ended March 31, 2002
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Foreign
                                                                    U.S. Guarantor    Subsidiaries     Consolidation    Consolidated
                                                       Parent        Subsidiaries    Non-Guarantors     Adjustments       Balance
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $  6,337         $ 53,002         $ 44,308         $ (7,337)        $ 96,310

Cost of goods sold                                       5,034           36,663           38,983           (7,337)          73,343
                                                    -------------------------------------------------------------------------------
    Gross profit                                         1,303           16,339            5,325               --           22,967

Selling, general, and
 administrative expenses                                 4,402           14,036            8,258               --           26,696
                                                    -------------------------------------------------------------------------------
    Operating (loss) income                             (3,099)           2,303           (2,933)              --           (3,729)

Interest expense                                           574              427            3,608                             4,609
Interest income                                             (5)              --               (3)                               (8)
Other (income) expense                                       6              (79)             166                                93

Intercompany allocation                                 (4,843)           4,843               --                                --

Loss relating to subsidiaries                            8,578               --               --           (8,578)              --
                                                    -------------------------------------------------------------------------------
    (Loss) income before income taxes                   (7,409)          (2,888)          (6,704)           8,578           (8,423)

Provision (benefit) for income taxes                     1,663           (1,049)              35                               649
                                                    -------------------------------------------------------------------------------
    Net (loss) income                                 $ (9,072)        $ (1,839)        $ (6,739)        $  8,578         $ (9,072)
                                                    ===============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    For The Nine Months Ended March 31, 2002
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Foreign
                                                                    U.S. Guarantor    Subsidiaries     Consolidation    Consolidated
                                                       Parent        Subsidiaries    Non-Guarantors     Adjustments       Balance
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $  19,516        $ 160,863        $ 129,706        $ (21,129)       $ 288,956

Cost of goods sold                                       15,431          110,578          102,757          (21,129)         207,637
                                                   --------------------------------------------------------------------------------
    Gross profit                                          4,085           50,285           26,949               --           81,319

Selling, general, and
  administrative expenses                                12,259           41,255           25,511                            79,025
                                                   --------------------------------------------------------------------------------
    Operating (loss) income                              (8,174)           9,030            1,438               --            2,294

Interest expense                                          1,769            1,995           10,162                            13,926
Interest income                                             (15)              --             (296)                             (311)
Other (income) expense                                     (298)             (72)           1,488                             1,118

Intercompany allocation                                  (9,778)           9,778               --                                --

Loss relating to subsidiaries                            11,901               --               --          (11,901)              --
                                                   --------------------------------------------------------------------------------
    (Loss) income before income taxes                   (11,753)          (2,671)          (9,916)          11,901          (12,439)

Provision (benefit) for income taxes                      1,383             (185)            (501)                              697
                                                   --------------------------------------------------------------------------------
    Net (loss) income                                 $ (13,136)       $  (2,486)       $  (9,415)       $  11,901        $ (13,136)
                                                   ================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                    For the Nine Months Ended March 31, 2002
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Foreign
                                                                    U.S. Guarantor    Subsidiaries     Consolidation    Consolidated
                                                       Parent        Subsidiaries    Non-Guarantors     Adjustments       Balance
-----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net (loss) income                                   $(13,136)        $ (2,486)        $ (9,415)        $ 11,901         $ (13,136)
  Adjustments to reconcile net (loss)
   income to cash (used in) provided by
   operating activities:
   Depreciation and amortization                           795            3,986           12,378                             17,159
   Other                                                  (594)             136            2,612                              2,154

  Changes in operating assets and
   liabilities net of effect of
   business acquired:
   Accounts receivable                                   1,278            6,163            5,758                             13,199
   Inventory                                               318           (3,521)         (12,949)                           (16,152)
   Prepaid expenses and other                              892             (909)          (2,021)                            (2,038)
   Other assets                                            260             (838)            (264)                              (842)
   Intercompany                                         (4,443)           3,675           12,669          (11,901)               --
   Accounts payable                                     (1,095)             343             (698)                            (1,450)
   Accrued expenses and other                              902           (5,130)           5,748                              1,520
                                                      -----------------------------------------------------------------------------
   Net cash (used in) provided by
    operating activities                               (14,823)           1,419           13,818               --              414
                                                      -----------------------------------------------------------------------------
Investing activities:
  Capital expenditures                                     (74)          (3,918)          (4,673)                            (8,665)
  Acquisition of a business                                 --               --           (7,182)                            (7,182)
  Other investing                                           --              412              149                                561
                                                      -----------------------------------------------------------------------------
   Net cash used in
    investing activities                                   (74)          (3,506)         (11,706)              --           (15,286)
                                                      -----------------------------------------------------------------------------
Financing activities:
  Cash overdraft                                           (13)           1,494               --                              1,481
  Net increase (decrease) in
   short term debt                                      16,093               --             (845)                            15,248
  Proceeds from long term debt                           2,000              316               --                              2,316
  Payments of long term debt                            (2,533)            (395)          (1,396)                            (4,324)
                                                      -----------------------------------------------------------------------------
   Net cash provided by (used in)
    financing activities                                15,547            1,415           (2,241)              --            14,721
                                                      -----------------------------------------------------------------------------
Effect of exchange rate changes on cash                     --               --             (110)                              (110)
                                                      -----------------------------------------------------------------------------
   Net increase (decrease) in
    cash and cash equivalents                              650             (672)            (239)              --              (261)

Cash and cash equivalents at
 beginning of period                                     1,292            1,210           12,343                             14,845
                                                      -----------------------------------------------------------------------------
   Cash and cash equivalents at
    end of period                                     $  1,942         $    538         $ 12,104         $     --         $  14,584
                                                      =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                               As of June 30, 2001
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Foreign
                                                                    U.S. Guarantor    Subsidiaries     Consolidation    Consolidated
                                                       Parent        Subsidiaries    Non-Guarantors     Adjustments       Balance
-----------------------------------------------------------------------------------------------------------------------------------
                      Assets
Current Assets:
Cash and cash equivalents                             $   1,292        $   1,210        $  12,343                         $  14,845
Trade receivables                                         4,624           32,291           40,995                            77,910
Other receivables                                           791            1,913            2,096                             4,800
Inventory                                                 2,715           44,050           37,031                            83,796
Prepaid expenses and other                                5,461            2,745            9,242                            17,448
                                                    -------------------------------------------------------------------------------
    Total current assets                                 14,883           82,209          101,707               --          198,799
                                                    -------------------------------------------------------------------------------
Property, plant & equipment, net                            626           30,143           71,554                           102,323

Intangibles                                                  87            1,915            3,830                             5,832
Investment in subsidiaries                               63,490            1,542           (6,138)         (58,894)              --
Intercompany                                             54,322          (22,808)           3,852          (35,366)              --
Other assets                                             93,466          (71,571)           1,170                            23,065
                                                    -------------------------------------------------------------------------------
    Total assets                                      $ 226,874        $  21,430        $ 175,975        $ (94,260)       $ 330,019
                                                    ===============================================================================
      Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft                                        $      13        $   4,209        $      --                         $   4,222
Loan payable to banks                                    24,471               --            3,992                            28,463
Current portion of long term debt                         2,541              493            2,370                             5,404
Accounts payable                                          1,743           23,359           26,202                            51,304
Accrued expenses and other                                7,859           11,780           15,739                            35,378
                                                    -------------------------------------------------------------------------------
    Total current liabilities                            36,627           39,841           48,303               --          124,771
                                                    -------------------------------------------------------------------------------
Long term debt                                          127,263          (60,654)         108,221          (35,366)         139,464

Other liabilities                                         2,129            5,731            5,066                            12,926

Redeemable securities:
Series B and C preferred stock                           48,980               --               --                            48,980
Common stock                                                877               --             (499)                              378
Common stock of subsidiary                                   --               95               --                                95
                                                    -------------------------------------------------------------------------------
                                                         49,857               95             (499)              --           49,453
                                                    -------------------------------------------------------------------------------
           Stockholders' Equity
Series A preferred stock                                    521               --               --                               521
Common stock                                                  2               32               --              (32)               2
Paid in capital                                             878           34,041               --          (34,041)             878
Retained earnings                                         9,741            2,325           22,496          (24,821)           9,741
Accumulated other comprehensive
  (loss) income-currency
  translation adjustment                                   (144)              19           (7,612)                           (7,737)
                                                    -------------------------------------------------------------------------------
    Total stockholders' equity                           10,998           36,417           14,884          (58,894)           3,405
                                                    -------------------------------------------------------------------------------
    Total liabilities and equity                      $ 226,874        $  21,430        $ 175,975        $ (94,260)       $ 330,019
                                                    ===============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    For The Three Months Ended March 31, 2001
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Foreign
                                                                    U.S. Guarantor    Subsidiaries     Consolidation    Consolidated
                                                       Parent        Subsidiaries    Non-Guarantors     Adjustments       Balance
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $   8,814        $  60,537        $  50,888        $ (16,437)       $ 103,802

Cost of goods sold                                        7,156           43,864           40,729          (16,437)          75,312
                                                   --------------------------------------------------------------------------------
    Gross profit                                          1,658           16,673           10,159               --           28,490

Selling, general, and
 administrative expenses                                  4,180           15,392            7,602                            27,174
                                                   --------------------------------------------------------------------------------
    Operating (loss) income                              (2,522)           1,281            2,557               --            1,316

Interest expense                                          3,639              (71)           1,615                             5,183
Interest (income)                                            (5)              (9)              30                                16
Other expense                                                29              340              768                             1,137

Intercompany allocation                                  (4,699)           2,991            1,708                                --

Loss relating to subsidiaries                             2,445               --               --           (2,445)              --
                                                   --------------------------------------------------------------------------------

    (Loss) income before income taxes                    (3,931)          (1,970)          (1,564)           2,445           (5,020)

Benefit for income taxes                                    (82)            (471)            (618)                           (1,171)
                                                   --------------------------------------------------------------------------------

    Net (loss) income                                 $  (3,849)       $  (1,499)       $    (946)       $   2,445        $  (3,849)
                                                   ================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    For The Nine Months Ended March 31, 2001
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Foreign
                                                                    U.S. Guarantor    Subsidiaries     Consolidation    Consolidated
                                                       Parent        Subsidiaries    Non-Guarantors     Adjustments       Balance
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $  25,483        $ 152,344        $ 114,376        $ (32,262)       $ 259,941

Cost of goods sold                                       20,603          108,471           92,100          (32,262)         188,912
                                                   --------------------------------------------------------------------------------
    Gross profit                                          4,880           43,873           22,276               --           71,029

Selling, general, and
 administrative expenses                                 11,209           41,383           18,103                            70,695
                                                   --------------------------------------------------------------------------------
    Operating (loss) income                              (6,329)           2,490            4,173               --              334

Interest expense                                          8,882              (10)           4,330                            13,202
Interest income                                             (49)             (10)            (328)                             (387)
Other expense                                               150              336              748                             1,234

Intercompany allocation                                 (11,594)           9,500            2,094                                --

Loss relating to subsidiaries                             6,062               --               --           (6,062)              --
                                                   --------------------------------------------------------------------------------
    (Loss) income before income taxes                    (9,780)          (7,326)          (2,671)           6,062          (13,715)

Benefit for income taxes                                   (194)          (2,490)          (1,445)                           (4,129)
                                                   --------------------------------------------------------------------------------
    Net (loss) income                                 $  (9,586)       $  (4,836)       $  (1,226)       $   6,062        $  (9,586)
                                                   ================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                    For the Nine Months Ended March 31, 2001
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Foreign
                                                                    U.S. Guarantor    Subsidiaries     Consolidation    Consolidated
                                                       Parent        Subsidiaries    Non-Guarantors     Adjustments       Balance
-----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net (loss) income                                   $ (9,586)        $ (4,836)        $ (1,226)        $  6,062         $ (9,586)
  Adjustments to reconcile net (loss)
   income to cash (used in) provided by
   operating activities:
   Depreciation and amortization                           528            3,805            5,923                            10,256
   Other                                                  (878)             320           (1,480)                           (2,038)

  Changes in operating assets and liabilities
   net of effect of business acquired:
    Accounts receivable                                    920            8,255           (8,037)                            1,138
    Inventory                                              280           (9,834)           8,352                            (1,202)
    Prepaid expenses and other                            (434)           2,910           (1,622)                              854
    Other assets                                          (918)          (2,286)              39                            (3,165)
    Intercompany                                        (3,517)           4,116            5,463           (6,062)              --
    Accounts payable                                     1,532              573            3,578                             5,683
    Accrued expenses and other                          (2,476)           1,491              625                              (360)
                                                   -------------------------------------------------------------------------------
    Net cash (used in) provided by
     operating activities                              (14,549)           4,514           11,615               --            1,580
                                                   -------------------------------------------------------------------------------
Investing activities:
  Capital expenditures                                    (236)          (6,845)          (3,245)                          (10,326)
  Acquisition of a business                            (51,700)              --               --                           (51,700)
  Other investing                                           --               --             (457)                             (457)
                                                   -------------------------------------------------------------------------------

    Net cash used in
     investing activities                              (51,936)          (6,845)          (3,702)              --          (62,483)
                                                   -------------------------------------------------------------------------------

Financing activities:
  Cash overdraft                                          (145)           3,489               --                             3,344
  Net decrease in short term debt                       24,592               --              893                            25,485
  Proceeds from long term debt                              --               26            1,552                             1,578
  Proceeds from issuance of
   redeemable preferred stock                           45,000               --               --                            45,000
  Payments of long term debt                               (24)            (806)              (6)                             (836)
  Other financing                                         (942)              --               --                              (942)
                                                   -------------------------------------------------------------------------------

    Net cash provided by
     financing activities                               68,481            2,709            2,439               --           73,629
                                                   -------------------------------------------------------------------------------

Effect of exchange rate changes on cash                     --               (4)             (41)                              (45)
                                                   -------------------------------------------------------------------------------

    Net increase in cash and
     cash equivalents                                    1,996              374           10,311               --           12,681

Cash and cash equivalents
 at beginning of period                                     11               99            2,293                             2,403
                                                   -------------------------------------------------------------------------------

    Cash and cash equivalents
     at end of period                                 $  2,007         $    473         $ 12,604         $     --         $ 15,084
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

      The Company's Odda, Norway operation has suffered operating losses during fiscal 2001 and for the nine months ended March 31, 2002. Odda is included in the Industrial Chemicals segment and had third party revenues of $18.2 and $15.9 million, and operating losses (before the effect of the $4.8 million incremental depreciation discussed below) of $4.4 and $3.2 million for the nine month periods ended March 31, 2002 and 2001, respectively. The Company has initiated and completed a number of cost cutting and efficiency initiatives. However, continued competitive pricing pressures on Odda's primary products and increasing raw material and production costs have more than offset the favorable impact of initiatives undertaken to date. The Company has evaluated the future operation of Odda under a number of scenarios, ranging from ceasing production of certain products to a complete shutdown of the operation. During the third quarter of fiscal 2002 the Company decided to cease production of two of Odda's three primary products as of June 30, 2002, and focus its resources on the remaining product line. Third party revenues of the remaining product line were $9.6 million for the nine months ended March 31, 2002. The decision to cease production of these two products requires the Company to accelerate the depreciation of the directly related property, plant, and equipment so these assets will be fully depreciated by June 30, 2002. This change in expected remaining useful life has increased depreciation and amortization by $4.8 million for the three months and nine months ended March 31, 2002, with an additional charge to depreciation and amortization of $9.3 million planned for the fourth quarter. The Company is also in negotiations with the government of Norway for certain financial assistance.

      The Company has evaluated this decision to cease production of two products and the related estimated undiscounted future cash flows from the remaining product line under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets To Be Disposed Of" and believes no impairment of long-lived assets of Odda (with a carrying value of $18,946) exists at March 31, 2002.

Results of Operations

                                                                                                Sales
                                                                                               ($000's)
                                                                       Three Months Ended                   Nine Months Ended
                                                                            March 31,                            March 31,
                                                                   --------------------------           ---------------------------
                                                                    2002               2001               2002              2001
                                                                   -------            -------           --------           --------
Operating Segments
  Animal Health and Nutrition ..........................         $  60,252          $  60,167          $ 183,618          $ 139,651
  Industrial Chemicals .................................            22,839             25,776             65,718             72,281
  Distribution .........................................             8,984             11,641             27,798             33,928
  All Other ............................................             9,444             14,115             28,464             35,035
  Elimination of intersegment sales ....................            (5,209)            (7,897)           (16,642)           (20,954)
                                                                 ---------          ---------          ---------          ---------
                                                                 $  96,310          $ 103,802          $ 288,956          $ 259,941
                                                                 =========          =========          =========          =========

                                                                                      Operating Income (Loss)
                                                                                               ($000's)
                                                                       Three Months Ended                   Nine Months Ended
                                                                            March 31,                            March 31,
                                                                   --------------------------           ---------------------------
                                                                    2002               2001               2002              2001
                                                                   -------            -------           --------           --------
Operating Segments
  Animal Health and Nutrition ..........................         $   6,246          $   4,614          $  23,870          $  11,107
  Industrial Chemicals .................................            (6,067)              (397)           (12,809)              (797)
  Distribution .........................................               635              1,119              2,224              2,964
  All Other ............................................              (750)            (1,744)              (860)            (5,383)
  Corporate expenses and eliminations ..................            (3,793)            (2,276)           (10,131)            (7,557)
                                                                 ---------          ---------          ---------          ---------
                                                                 $  (3,729)         $   1,316          $   2,294          $     334
                                                                 =========          =========          =========          =========

Comparison of Three Months Ended March 31, 2002 and 2001

      Net Sales. Net sales decreased by $7.5 million, or 7%, to $96.3 million in the three months ended March, 2002, as compared to the same period of the prior year. The decrease was primarily due to the sale of the Company's Agtrol operations and lower average selling prices.

      The Animal Health and Nutrition segment's net sales were $60.3 million for the three months ended March 31, 2002, approximately the same as the prior period. Higher unit volumes and product mix changes increased sales approximately 7% during the period and were offset by lower average selling prices and inter segment sales of approximately the same percent.

      The Industrial Chemicals segment's net sales decreased by $2.9 million, or 11%, to $22.8 million in the three months ended March 31, 2002 as compared to the prior period. Sales by the Company's Phibro-Tech subsidiary were down by $2.1 million due to volume declines related to the printed circuit board industry. The Company's Odda subsidiary reduced revenues by $1.1 million due to lower shipments of Carbide and Dicyandiamide offset by increased shipments of CY-50 product. Higher shipments of mineral oxide products partially offset the decrease. Included in the sales decreases were lower inter segment sales of approximately $2.2 million.

      Net sales for the Distribution segment decreased by $2.7 million, or 23%, to $9.0 million in 2002, as compared to the prior period. The net sales decrease was due to lower unit volumes and product mix changes of $2.5 million and also lower average selling prices of $.2 million. Declines in the segment's cyanide, carbide, dicyandiamide and DL panthenol products occurred during the quarter of this fiscal year as compared to the prior year period.

      Net sales for the All Other segment decreased by $4.7 million, or 33%, to $9.4 million in 2002, as compared to the prior period. Approximately $4.9 million of this decrease related to lower sales of crop protection chemicals. The Company's Agtrol crop protection business was sold during the fourth quarter of fiscal 2001 and sales of certain crop protection chemicals are currently being made under supply agreements to Nufarm. Excluding Agtrol, sales for the segment in 2002 were $.2 million above the prior year, primarily due to improved average selling prices in the Company's fly ash business.

      Gross Profit. Gross profit decreased by $5.5 million, or 19%, to $23.0 million in the three months ended March 31, 2002, as compared to the prior period. A charge of $4.8 million was recorded in the third quarter for the acceleration of depreciation related to the Company's decision to cease production of two products at the Company's Odda facility. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $.4 million and $4.6 million for the three months ended March 31, 2002 and, respectively. Excluding the purchase accounting adjustments, gross profit declined by approximately $.8 million in the Animal Health segment primarily due to lower average selling prices. The Industrial Chemicals segment declined primarily due to lower production volumes and ERS revenues at the Company's Phibro-Tech facilities ($.9 million) and lower profits at the Company's Odda facility ($.8 million) offset in part by higher sales of mineral products ($.3 million). The Distribution segment declined $.6 million primarily as a result of lower unit volume. Gross profit declined in the All Other segment due to sales of crop protection products sold to Nufarm under a supply agreement in the current period as opposed to higher margin sales to third parties in the prior period of $1.9 million offset by improved performance at the Company's fly ash operations ($.5 million). Elimination of inter-company profit in inventory accounted for the balance of the decrease.

      Selling, General and Administrative Expenses. Costs decreased by $.5 million to $26.7 million in 2002, as compared to the prior period. Excluding Agtrol, costs were up approximately $2.7 million. Costs increased by $.9 million over the prior period at PAH due to increased staffing levels, advertising and research and development costs associated with the transition of operations from Pfizer. In addition, costs increased due to higher warehousing, and distribution costs primarily relating to sales growth in the Company's fly ash business ($.7 million). The prior period included a $1.1 million non-cash gain to reflect the decrease in repurchase value of redeemable common stock of a minority shareholder; no amount was recorded in the current period.

      Operating Income (Loss). Operating income decreased by $5.0 million to a loss of $3.7 million in 2002, as compared to the prior period. The Animal Health and Nutrition segment, after the exclusion of purchase accounting adjustments, decreased due to lower margins and increased overhead spending. Operating income, excluding the accelerated depreciation at Odda, declined in the Industrial Chemicals segment primarily due to lower sales and production volumes. The Company is implementing cost reduction programs and other initiatives with respect to Phibro-Tech's copper related businesses in reaction to current market conditions in the printed circuit board industry. The improvement in operating income of the All Other segment is primarily the result of the sale of Agtrol as the Company is no longer materially impacted by the seasonal nature of the crop protection business. The Distribution segment decreased compared to the prior year primarily due to sales volume declines.

      Interest Expense, Net. Costs decreased by $.6 million or 12% to $4.6 million for the three months ended March 31, 2002 as compared to the prior period primarily due to lower interest rates and lower average borrowing levels associated with the Company's revolving credit agreement.

      Other Expense, Net. Other expense, net principally reflects foreign currency transaction/translation gains and losses of the Company's foreign subsidiaries (principally Norwegian Kroner and the Israeli Shekel).

      Income Taxes. The Company provides a benefit on interim period losses as it is anticipated that future earnings can be utilized to offset the tax benefit recorded in the current year. The effective tax rate differs from the U.S. statutory rate due to the relationship of each domestic and international subsidiary's individual income or loss position to the statutory tax rates in each country.

Comparison of Nine Months Ended March 31, 2002 and 2001

      Net Sales. Net sales increased by $29.0 million, or 11%, to $289.0 million in the nine months ended March 31, 2002, as compared to same period of the prior year. The increase was primarily due to the purchase of the PAH business offset in part by the sale of the Company's Agtrol operations.

      The Animal Health and Nutrition segment's net sales increased by $44.0 million, or 31%, to $183.6 million in the nine months ended March 31, 2002, as compared to the prior period. The net sales increase was due to increased unit volume primarily as a result of the PAH purchase. Excluding PAH, sales for the segment in 2001 were $2.2 million above the prior year primarily due to higher unit volume sales of vitamin, mineral and other pre-mix products at the Company's domestic facilities. This was offset in part by the adverse business climate in Israel and the discontinuation of sales of vitamin exports by the Company's Koffolk Israel operations.

      The Industrial Chemicals segment's net sales decreased by $6.6 million, or 9%, to $65.7 million in the nine months ended March 31, 2002, as compared to the prior period. Sales by the Company's Phibro-Tech subsidiary were down by $7.1 million due to volume declines related to the printed circuit board industry. Higher unit volume sales, offset in part by lower average selling prices, at the Company's Odda subsidiary increased revenues by $1.1 million and partially offset the decrease. Lower sales of iron and manganese oxides accounted for the balance of the change.

      Net sales for the Distribution segment decreased by $6.1 million, or 18%, to $27.8 million in 2002, as compared to the prior period. The net sales decrease was primarily due to lower unit volumes and product mix changes of approximately $3.3 million and lower average selling prices, primarily carbide products, of $2.8 million. Declines in the segment's cyanide, carbide, dicyandiamide and DL panthenol products also occurred during nine month period of this fiscal year as compared to the prior year period.

      Net sales for the All Other segment decreased by $6.6 million, or 19%, to $28.5 million in 2002, as compared to the prior period. Approximately $9.4 million of this decrease related to lower sales of crop protection chemicals. The Company's Agtrol crop protection business was sold during the fourth quarter of fiscal 2001 and sales of certain crop protection chemicals are currently being made under supply agreements to Nufarm. Excluding Agtrol, sales for the segment in 2001 were $2.8 million above the prior year. The Company's fly ash business increased by $1.8 million primarily due to increased volume as a result of additional contracts with utilities in Missouri and Michigan and improved average selling prices. Revenues of the Company's Wychem, U.K. operations improved by $1.0 million due to an increase in specialized lab projects and formulations.

      Gross Profit. Gross profit increased by $10.3 million, or 14%, to $81.3 million in the nine months ended March 31, 2002, as compared to the prior period. The increase was primarily due to the purchase of the PAH business offset in part by lower production volumes at the Company's Phibro-Tech facilities and the sale of the Company's Agtrol operations. A charge of $4.8 million was recorded in the third quarter for the acceleration of depreciation related to the Company's decision to cease production of two products at the Company's Odda facility. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $3.3 and $5.7 million for the nine months ended March 31, 2002 and 2001, respectively. Gross profit declined in the All Other segment due to sales of crop protection products sold to Nufarm under a supply agreement in the current period as opposed to higher margin sales to third parties in the prior period of $4.1 million offset by improved performance at the Company's fly ash operations of $1.6 million. Elimination of inter-company profit in inventory accounted for the balance of the decrease.

      Selling, General and Administrative Expenses. Costs increased by $8.3 million to $79.0 million in 2002, as compared to the prior period. Excluding PAH and Agtrol, costs were up approximately $5.3 million principally due to management advisory fees to Palladium Equity Partners, LLC ($.9 million), higher warehousing and distribution primarily relating to sales growth in the Company's fly ash business ($1.5 million), higher depreciation and amortization ($.6 million) and environmental remediation ($.7 million). The prior period included an accrual for severance costs ($1.3 million) associated with the termination of employment of an executive of the Company. In addition, the prior period included a $2.3 million non-cash gain to reflect the decrease in repurchase value of redeemable common stock of a minority shareholder, as compared to the gain in the current period of $.4 million. Other general spending accounted for the balance of the increase.

      Operating Income. Operating income increased by $2.0 million to $2.3 million in 2002, as compared to the prior period. The Animal Health and Nutrition segment increased due to the inclusion of PAH for the period. Operating income, excluding the accelerated depreciation at Odda, declined in the Industrial Chemicals segment primarily due to lower sales and production volumes. The Company is implementing cost reduction programs and other initiatives with respect to Phibro-Tech's copper related businesses in reaction to current market conditions in the printed circuit board industry. The improvement in operating income of the All Other segment is primarily the result of the sale of Agtrol as the Company is no longer materially impacted by the seasonal nature of the crop protection business. The Distribution segment was below the prior year primarily due to sales volume declines.

      Interest Expense, Net. Costs increased by $.8 million or 6% to $13.6 million for the nine months ended March 31, 2002 as compared to the prior period primarily due to debt incurred in connection with the PAH acquisition and higher levels of average bank borrowings.

      Other Expense, Net. Other expense, net principally reflects foreign currency transaction/translation gains and losses of the Company's foreign subsidiaries.

      Income Taxes. The Company provides a benefit on interim period losses as it is anticipated that future earnings can be utilized to offset the tax benefit recorded in the current year. The effective tax rate differs from the U.S. statutory rate due to the relationship of each domestic and international subsidiary's individual income or loss position to the statutory tax rates in each country.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Cash provided by operations for the nine months ended March 31, 2002 was $.4 million. The increase in cash from the collection of receivables from the Company's crop protection business was offset by a planned increase in higher inventories at the PAH business unit. This build up of inventories is considered necessary to ensure an adequate availability of product as the Company continues to refine its supply chain and expand into new markets.

      Net Cash Used by Investing Activities. Net cash used in investing activities for the nine months ended March 31, 2002 was $15.3 million. Capital expenditures of $8.7 million were mostly for maintaining the Company's existing asset base and for environmental, health and safety projects. The remainder of the net cash used by investing activities primarily relates to contingent purchase price payments from the PAH acquisition.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $14.7 million. Borrowings under the domestic revolving credit agreement were partially offset by paydowns of debt at several of the Company's international subsidiaries and a $2.5 million payment on long-term debt related to the PAH acquisition.

      Liquidity. At March 31, 2002, working capital totaled $61.2 million compared to $74.0 million at the fiscal year end. Due to the nature and terms of the revolving credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lockbox arrangement, all borrowings against this facility are classified as a current liability. At March 31, 2002, the amount of credit extended under this agreement totaled $40.6 million and the Company had $4.4 million available under the borrowing base formula in this agreement. In addition, certain of the Company's foreign subsidiaries also had availability under their respective credit facilities totaling $8.1 million.

      The Company anticipates spending approximately $12 million for capital expenditures in fiscal 2002, primarily to cover the Company's asset replacement needs, improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

      The Company's Odda subsidiary, with the concurrence of the Norwegian banks, has deferred a scheduled principal payment of $.6 million pending resolution of discussions with Odda's banks regarding the restructuring of these loans as a result of the partial shutdown of Odda's operations, and is also negotiating with the government of Norway for financial assistance. Philipp Brothers Chemicals, Inc. is the guarantor of this debt.

      Due to lower levels of economic activity and increased global competition, the Company believes that cash flows from operations and available borrowing arrangements may not provide sufficient working capital to operate the Company's existing business, to make budgeted capital expenditures, and to service interest and current principal coming due on outstanding debt over the ensuing 12 month period. Accordingly, the Company is considering the divestiture of certain business operations and cost reduction programs to provide funds to meet future obligations on a timely basis.

Critical Accounting Policies

      The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The Company's significant accounting policies are described in Note 1 of the June 30, 2001 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates.

      Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, allowance for doubtful accounts, useful lives of tangible and intangible assets and various other operating allowances and accruals.

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

      Additional factors that might cause such a difference include the effect of current hostilities in Israel on the Company's Israeli operations, the potential need to make cost reduction programs and divestiture of certain business operations and the effect of such actions on consolidated results, and uncertainties with respect to the restructuring of the Company's Odda operations.

      The Company has a domestic net deferred tax asset of approximately $12.2 million at March 31, 2002. The Company has incurred domestic losses in recent fiscal years; however, with the acquisition of the Pfizer Animal Health business and the sale of the Agtrol crop protection business in 2001, the Company had anticipated a return to profitability in fiscal 2002 and, accordingly, the Company had considered the deferred tax assets more likely than not of realization. As indicated previously, the Company has experienced lower levels of economic activity than anticipated across its global operations, including the United States. As a result, the Company currently anticipates a small domestic loss for fiscal 2002. As indicated above, significant cost reduction activities have already been undertaken in several domestic businesses to adjust the cost base to current levels of economic activity, and the Company anticipates domestic profitability for fiscal 2003 and beyond. Consequently, the Company continues to consider the deferred tax assets more likely than not of recovery and no valuation allowance has been provided. The Company's position will continue to be reassessed each reporting period in light of domestic operating performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Part I -- Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosure About Market Risk."

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

                                        PHILIPP BROTHERS CHEMICALS, INC.

Date: May 14, 2002                      By: /s/ DAVID C. STORBECK
                                            -----------------------------------
                                            David C. Storbeck
                                            Chief Financial Officer


Date: May 14, 2002                      By: /s/ JOSEPH KATZENSTEIN
                                            -----------------------------------
                                            Joseph Katzenstein, Treasurer
                                            and Secretary