Form 10-K
period 2002-06-30
PHILIPP BROTHERS CHEMICALS INC
filed 2002-10-25
CIK 1069899

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-K
                              --------------------

      |X| *   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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

                        Yes |X| *               No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was sold was $0 as of June 30, 2002.

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2002: 24,488.50

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

* By virtue of Section 15(d) of the Securities Act of 1934, the Registrant is not required to file this Annual Report pursuant thereto, but has filed all reports as if so required during the preceding 12 months.

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I ....................................................................    1

      Item 1.  Business ...................................................    1
      Item 2.  Properties .................................................   19
      Item 3.  Legal Proceedings ..........................................   20
      Item 4.  Submission of Matters to a Vote of Security Holders ........   21

PART II ...................................................................   22

      Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters .....................................   22
      Item 6.  Selected Financial Data ....................................   22
      Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................   24
      Item 7A. Quantitative and Qualitative Disclosures about
                  Market Risk .............................................   35
      Item 8.  Financial Statements and Supplementary Data ................   35
      Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure .....................   35

PART III ..................................................................   36

      Item 10. Directors and Executive Officers of the Registrant .........   36
      Item 11. Executive Compensation .....................................   37
      Item 12. Security Ownership of Certain Beneficial Owners
                  and Management ..........................................   41
      Item 13. Certain Relationships and Related Transactions .............   41
      Item 14. Internal Controls ..........................................   43

PART IV ...................................................................   44

      Item 15. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K .....................................   44
Index to Financial Statements .............................................  F-1
Report of Independent Accountants .........................................  F-2

Consolidated Financial Statements
      Consolidated Balance Sheets as of June 30, 2002 and 2001 ............  F-3
      Consolidated Statements of Operations and Comprehensive
        Income for the years ended June 30, 2002, 2001 and 2000 ...........  F-4
      Consolidated Statements of Changes in Stockholders' Equity
        for the years ended June 30, 2002, 2001 and 2000 ..................  F-5
      Consolidated Statements of Cash Flows for the years ended
        June 30, 2002, 2001 and 2000 ......................................  F-6
      Notes to Consolidated Financial Statements ..........................  F-7

Consolidating Financial Statements
      Consolidating Balance Sheet as of June 30, 2002 ..................... F-32
      Consolidating Statement of Operations for the year ended
        June 30, 2002 ..................................................... F-33
      Consolidating Statement of Cash Flows for the year ended
        June 30, 2002 ..................................................... F-34
      Consolidating Balance Sheet as of June 30, 2001 ..................... F-35
      Consolidating Statement of Operations for the year ended
        June 30, 2001 ..................................................... F-36
      Consolidating Statement of Cash Flows for the year ended
        June 30, 2001 ..................................................... F-37
      Consolidating Statement of Operations for the year ended
        June 30, 2000 ..................................................... F-38
      Consolidating Statement of Cash Flows for the year ended
        June 30, 2000 ..................................................... F-39

SIGNATURES ................................................................ II-1

                                     PART I

Item 1. Business.

General

      Philipp Brothers Chemicals, Inc. ("Philipp Brothers" or the "Company") is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets including animal health and nutrition, agricultural, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries. The Company believes it has leading positions in certain of its end markets, and has global marketing and manufacturing capabilities. Approximately 38% of the Company's fiscal 2002 net sales were made outside the United States. Unless the context otherwise requires, references in this Report to the "Company" refer to the Company and/or one or more of its subsidiaries, as applicable.

      The Company manufactures and markets more than 670 specialty agricultural and industrial chemicals, of which 50 products accounted for approximately 83% of fiscal 2002 net sales. The Company focuses on specialty agricultural and industrial chemicals for which it has a strong market position or an advantage in product development, manufacturing or distribution. Many of the Company's products provide critical performance attributes to its customers' products, while representing a relatively small percentage of total end-product costs.

      The Company reported in its third quarter Form 10-Q that due to lower levels of economic activity and increased global competition, the Company was in a position where cash flows from operations and available borrowing arrangements may not have provided sufficient working capital to operate existing businesses, to make budgeted capital expenditures and to service interest and current principal coming due on outstanding debt over the ensuing twelve month period. As of June 30, 2002 the Company was not in compliance with certain covenants under its senior credit facility and certain provisions of the Company's Norwegian subsidiary's revolving credit facilities. To alleviate this situation, the Company's management has undertaken actions to improve the Company's operating performance and overall liquidity in order to reduce debt levels and bring the Company into compliance with those agreements.

      Subsequent to March 31, 2002, the Company made significant changes in senior management as a new Chief Executive Officer, Chief Financial Officer and President of Specialty Chemicals Division have been appointed. Actions taken by this team to improve liquidity and address the agreements in default include: negotiating an amended senior credit facility with amended covenants that are based on the Company's 2003 operating plan, restructuring of bank debt at the Company's Norwegian subsidiary, negotiations with Pfizer, Inc. for the deferral and forbearance of certain contingent purchase price payments relating to the acquisition of the Medicated Feed Additives business of Pfizer (see Note 3 of the Notes to Consolidated Financial Statements included in this Report), the shutdown of unprofitable operations, the announced intention to sell the Company's Prince Manufacturing operations and a U.K. operation which manufactures and sells chemical intermediates to the pharmaceutical industry, further consideration on the sale of additional businesses and other assets, and the implementation of working capital improvement programs. These efforts are ongoing and will continue to be a primary focus of management during fiscal 2003. In the event of adverse operating results and resultant violation of covenants during fiscal 2003, the Company can not be certain it will be able to obtain waivers, provide sufficient working capital to operate existing businesses, make budgeted capital expenditures and to service interest and current principal coming due on outstanding debt.

      In the fourth quarter of fiscal 2001, the Company sold its Agtrol business to Nufarm, Inc. ("Nufarm"). Agtrol developed, manufactured and marketed crop protection products, including copper fungicides. The sale included inventory and intangible assets to Nufarm, but did not include the manufacturing facilities.

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

      The Company has four operating segments--Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other.

      The Company's Animal Health and Nutrition segment manufactures and markets a broad range of feed additive products including antibacterials, anticoccidials, vitamins, vitamin premixes, trace minerals and other animal health products to the animal feed, poultry and pet food industries. The Company distributes its products through major multinational life science and animal health companies.

      The Company's Industrial Chemicals segment manufactures and markets pigments and other mineral products for use in the chemical, catalyst, pharmaceutical, construction, concrete, wood treatment, automotive, aerospace, glass and coal mining industries. Certain of these products are produced from the Company's recycling operations, mainly copper chemicals. The Company supplies mineral oxides, such as iron and manganese compounds, which are used as colorants and for other purposes in the brick, masonry, glass and other industries. The Company also manufactures and recycles alkaline etchants in the United States and sells fresh etchant to printed circuit board manufacturers.

      The Company's Distribution segment markets a variety of industrial, specialty and fine organic chemicals and intermediates. Most of these products are manufactured by third parties, with certain products being purchased from affiliates.

      The Company's All Other segment manufactures and markets a variety of specialty custom chemicals, primarily for the polymer and pharmaceutical industries. In addition, the Company provides management and recycling of coal combustion residues, including fly ash and bottom ash, and also mineral processing residues. Typically, these products are provided to customers directly from a utility's site or through the Company's terminals.

ANIMAL HEALTH AND NUTRITION

      Through its subsidiary, Phibro Animal Health, Inc., the Company manufactures and markets a broad range of medicated feed additive products to the global poultry and livestock industries, either directly to large integrated producers or through a network of independent distributors. PAH products include antibacterials, anticoccidials, anthelmintics and other feed additives.

      The use of these medicated feed additives assists the producer in maintaining healthy and productive animals to better ensure the consumer of a safe, healthy and wholesome meat supply. Virginiamycin, an antibiotic marketed under the Stafac(R), Eskalin(R) and V-Max(R) brand names, is used to prevent and control diseases in poultry, swine and cattle, including necrotic enteritis in poultry, dysentary in swine and liver abscesses in cattle. Antibacterials, including Terramycin(R), and Neo-Terramycin(R) which are derived from the active ingredient oxytetracycline, are effective against a range of diseases including: fowl cholera in chickens; airsacculitis in turkeys; bacterial enteritus in swine; and bacteria diarrhea and liver abscesses in cattle. Carbadox antibacterial is sold under the brand name Mecadox(R) for use in swine feeds to control salmonellosis and swine dysentery in young and growing swine. Anticoccidial products are marketed under the Aviax(R), Coxistac(R) and Posistac(R) brand names and are sold to integrated poultry producers and feed companies. Banmith(R), Oxibendazole(R) and Rumatel(R) are anthelmintics that are used to control internal parasites in cattle, sheep and goats.

      PAH manufactures active ingredients at facilities located in Guarulhos, Brazil and Rixensart, Belgium. Other active ingredients are supplied by Pfizer to PAH under a transition supply agreement. Alternate sources of these products have been identified and are being qualified. Also under a transition agreement, for many markets, Pfizer is formulating these active ingredients into the lower concentration products that are sold to feed mills and producers. PAH is in the process of transferring these operations to alternate sites. This effort is expected to be completed during 2002 and 2003.

      PAH has established sales and technical offices in 15 countries including:
U.S., Canada, Mexico, Costa Rica, Venezuela, Brazil, Argentina, Chile, Australia, Japan, China, Thailand, Malaysia, South Africa and Belgium. Additional offices will be opened as the business grows. Sales in the U.S., Australia, Brazil, China, South East Asia and Mexico accounted for 80% of PAH's global sales in fiscal 2002. The business is not dependent on any one customer.

      The use of medicated feed additives is controlled by regulatory authorities that are specific to each country (e.g., the Food and Drug Administration ("FDA") in the U.S.; Health Canada in Canada, etc.). Each product is registered separately. In most countries, these registrations have already been transferred from Pfizer to the Company. The transfers are continuing in several countries and under the PAH asset purchase agreement, Pfizer will continue to support the registration transfer effort.

      Currently, new product development at PAH is focused on geographical expansion of the present product line, new label claims and applications for existing active ingredients and new formulations. This effort is coordinated by product development personnel located in Belgium, Brazil, and the U.S. PAH also has an active program to identify and license new products and new technologies.

      Through its subsidiary, Prince Agriproducts, Inc. ("Prince Agri"), the Company manufactures and markets trace minerals, trace mineral and selenium premixes and other ingredients to the animal and poultry feed and pet food industries, predominantly in the United States. These products generally fortify, enhance or make more nutritious or palatable the animal and poultry feeds and pet foods with which they are mixed. The Company is a basic producer of trace minerals for the U.S. animal feed industry. The majority of the other ingredients the Company sells are nutrients that are used as supplement for animal feed. The Company serves customers in major feed segments, including swine, dairy, poultry and beef as well as pet food and aquaculture. The Company customizes trace mineral and selenium premixes at its blending facilities in Marion, Iowa, Bremen, Indiana and Bowmanstown, Pennsylvania, and markets a diverse line of other trace minerals and macro-minerals. The Company's major customers for these products are medium-to-large feed companies, co-ops, blenders, integrated poultry operations and pet food companies. The Company sells other ingredients, such as buffers, yeast, palatants, vitamin K and amino acids, including lysine, tryptophan and threonine. The Company also markets copper sulfate as an animal feed supplement.

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

      Through Koffolk Israel and its Brazilian subsidiary, Planalquimica Industrial Ltda. ("Planalquimica"), the Company produces nicarbazin. Through
Koffolk Israel, the Company also produces amprolium for distribution to the world-wide poultry industry through major multinational life science and veterinary companies. The Company believes it is the sole world-wide producer of amprolium, and the largest volume world-wide producer of nicarbazin through its facilities in Israel and Brazil. The Company is the sole Latin American producer of nicarbazin. Modern, large scale poultry production is based on intensive animal management practices. This type of animal production requires routine prophylactic medications in order to prevent health problems. Coccidiosis is one of the critical disease challenges which poultry producers face globally. Coccidiosis is an infection of coccidia, a microscopic parasite which routinely infects chickens. Nicarbazin and amprolium are among the most effective medications for the prevention of coccidiosis in chickens when used in rotation with other coccidiostats. In the United States, PAH markets nicarbazin under the trademark Nicarb(R) and amprolium under the trademark of Amprol(R).

INDUSTRIAL CHEMICALS

      The Company manufactures and markets a number of inorganic and organic specialty chemicals for use in the chemical catalyst, construction, printed circuit board, semiconductor, automotive, aerospace, glass and agricultural industries. Some of these products are produced from raw materials derived from the Company's recycling operations. The Company also purchases copper metal and crude ores and processes these in various grades to produce chemicals and industrial minerals for sale to manufacturers. These manufacturers incorporate the resultant products into their finished products in various industrial markets.

      Through its U.S. subsidiaries comprising The Prince Manufacturing Group ("Prince"), the Company manufactures and markets various mineral oxides, including iron compounds and manganese compounds. Iron compounds include red iron oxide (Hematite) (sold to the brick, masonry, glass, foundry, electrode, abrasive, feed, and other chemical industries); black iron oxide (Magnetite) (sold under the Magna Float brand name to the heavy media, coal, steel foundry, electrode, abrasive, colorant, fertilizer, and various other chemical industries); iron chromite (sold under the Chromox brand as a colorant or additive to the glass industry). Manganese compounds include manganese dioxide (sold under the Brickox brand name, which is considered a standard color in many applications to the brick, masonry, glass, and other chemical industries); and manganous oxide (sold to customers requiring an acid soluble form of manganese, such as animal feed, fertilizer and chemical manufacturers).

      Through Phibro-Tech, the Company manufactures and recycles alkaline etchants in the United States. The Company's four active facilities involved with these products have RCRA Part B hazardous waste treatment and storage permits (See "Environmental Matters"). The Company's etchants are used to remove copper from printed circuit boards, leaving the desired circuit pattern. The Company sells fresh etchant to printed circuit board manufacturers and recycles spent etchants. Phibro-Tech generates revenue from the sale of fresh etchants as well as the recovery of the dissolved copper contained in the spent etchants, which are processed into saleable copper-based products. The Company believes that it is the only national recycler of spent etchants generated principally from the printed circuit board industry, with an etchant plant in every major geographic area except New England. These plants generally allow the Company to distribute product and transport spent etchant, a freight intensive product which is classified as hazardous waste, over relatively short distances. Beginning in early fiscal 2001, and continuing to the present, the U.S. printed circuit board industry has incurred a severe reduction in volume, with a resulting reduction in the Company's sales volumes in this market.

      Phibro-Tech also manufactures and sells the following major products:

      Copper Oxide. Copper oxide is used as an ingredient in the production of water-borne wood preservatives. The Company also sells copper oxide to the catalyst, dye, ceramic and feed industries.

      Copper Sulfate. The Company sells multiple grades of copper sulfate. The Company sells a high purity copper sulfate to worldwide producers of electroless copper. Industrial uses of copper sulfate include the manufacturing of pigments, electroplating, catalysts and chemical intermediates in water treatment. The Company markets copper sulfate solution to the mining and wood treatment industries. The Company sells copper sulfate to the animal feed industry, primarily through Prince Agri. In addition, the Company also sells copper sulfate SP, a super pure product to the semiconductor industry.

      Copper  Carbonate.  Copper  carbonate  is used in certain  wood  treatment
compounds  and  water  treatment  applications.   The  Company  produces  copper
carbonate and believes that it is the largest producer in the world today.

      Phibro-Tech is a leading recycler in the United States of hazardous chemical waste streams that contain copper or nickel. Four of its facilities are permitted to handle hazardous waste. These waste streams are generated principally by printed circuit board manufacturers and metal finishers. The metal finishing and printed circuit board industries also generate other spent chemicals, which are raw material sources of acid, copper and nickel, and the Company charges fees for processing such materials based on metal content. The Company also recycles a variety of other metal-containing chemical waste, including spent catalysts, pickling solutions and metal strippers containing brass, cobalt, copper, nickel, iron, tin and zinc, in liquid, solid or slurry form. The Company also uses these recovered materials to produce copper and nickel chemicals for use as raw materials in certain of its products.

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

      Through its Norwegian subsidiary, Odda Smelteverk AS ("Odda"), which it acquired in October 1998 together with certain related distribution business assets, the Company manufactured and distributed dicyandiamide and calcium carbide. Dicyandiamide is used in several applications, including as a fire retardant for fiber, wood and paint, for producing epoxy laminates for circuit boards and adhesives, for producing paper chemicals, and as a dye fixative for textiles. The principal uses of calcium carbide are in the production of acetylene for welding and cutting, as a desulphurization agent in the steel and foundry industry, and in the manufacture of chemicals. In the fourth quarter of fiscal 2002, Odda ceased manufacturing calcium carbide. In the first quarter of fiscal 2003, Odda reduced production of dicyandiamide pending market acceptance of its calcium oxide, a by-product of the manufacturing process.

      Odda also manufactured and distributed hydrogen cyanimide ("CY-50"). In the fourth quarter of fiscal 2002, the Company ceased manufacturing CY-50.

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

ALL OTHER

      Through its subsidiary, Mineral Resource Technologies, Inc. ("MRT"), the Company manages combustion and mineral by-products. MRT provides management and recycling of coal combustion residues, including fly ash and bottom ash, and also mineral processing residues. Fly ash is the fine residual product and bottom ash is the heavier particles that result from the combustion of coal in the electric power industry. Fly ash is a pozzolan; that is, a mixture that, in the presence of water, combines with an activator, such as portland cement, to produce a cement-like material. This allows fly ash to be used as a less expensive substitute for other cementious materials, primarily portland cement. MRT typically provides these products to its customers directly from a utility's site or through its own terminals.

      In connection with its fly ash management operations, MRT has entered into long-term sales and distribution agreements with utilities providing for minimum payments and/or purchase obligations by MRT of varying durations. Certain of these contracts also require MRT to construct (at its expense) facilities to store and/or process ash. MRT's ability to achieve long-term revenue growth and profitability is dependent upon securing additional long-term ash management contracts with utilities and developing fly ash processing facilities. Consistent with industry practice, in connection with its long-term contracts, the Company has furnished and expects to furnish performance bonds or guarantees to such utilities.

      Through an English subsidiary, the Company develops and markets a wide range of halogenated organic compounds, mainly brominated and fluorinated. These chemical intermediates are sold primarily into the pharmaceutical industry as building blocks for further synthesis. The Company is able to tailor the quality and supply characteristics of these chemicals to those desired by its customers by close coordination with the customer at an early stage in the customer's product development. In certain cases the product supplied is novel and included in the customer's regulatory submissions.

      In the fourth quarter of fiscal 2001, the Company sold its Agtrol business to Nufarm, Inc. ("Nufarm"). Agtrol developed, manufactured and marketed crop protection products, including copper fungicides. The sale included inventory and intangible assets to Nufarm, but did not include the manufacturing facilities. The Company, through its Phibro-Tech subsidiary, also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years.

      Nufarm is obligated, during the terms of the agreements, to purchase all of its requirements for products and substitute products, up to the capacity of the facilities. The product price will be the Company's full standard cost plus margin, as defined in the agreements. The agreements provide for minimum payments to the Company during each contract year equal to 70% of base volume multiplied by the product price.

Sales, Marketing And Distribution

      The Company sells a broad range of specialty agricultural and industrial chemicals for use in numerous markets including animal health and nutrition, agricultural, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company has approximately 3,800 customers. Sales to the top ten customers represented approximately 15% of the Company's fiscal 2002 net sales and no single customer represented more than 4% of the Company's fiscal 2002 net sales.

      The  Company's   world-wide  sales  and  marketing   network  consists  of
approximately 163 employees, 26 independent agents and 117 distributors who specialize in particular markets.

      The Company's products are often critical to the performance of its customers' products while representing a relatively small percentage of the total end-product cost. Management believes the three key factors to marketing its products successfully are high quality products, a highly trained and technical sales force, and customer service.

Raw Materials

      The raw materials used in the Company's business consist chiefly of copper metal and a wide variety of organic intermediates and inorganic chemicals that are purchased from manufacturers in the United States, Europe and Asia. In fiscal 2002, no single raw material accounted for more than 3% of the Company's cost of goods sold. Total raw materials cost was approximately $166 million or 42% of net sales in fiscal 2002.

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

Research and Development

      Research, development and technical service efforts are conducted by 170 chemists and technicians at the various facilities of the Company. The Company operates a Research and Development Center in Sumter, South Carolina, relating to inorganic chemicals and crop protection products, and at Stradishall, England, relating to organic chemical intermediates. In addition, Koffolk Israel conducts research and development at its Ramat Hovav facility. The Company also conducts research and development at its MRT Technology center in Atlanta, GA for concrete and cement products. PAH's Rixensart, Belgium facility provides a base for fermentation development in the areas of micro-biological strain improvement as well as process scale-up. Most of the Company's plants have chemists and technicians on staff involved in product development, quality assurance, quality control and also providing technical services to customers. Technical assurance is an important aspect of the Company's overall sales effort.

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

      The Company and its predecessors have over 25 years experience in the use of hydrometallurgical technology for recycling metal-containing by-products and a strong technological position in the production of metal-containing chemicals.

Patents, Trademarks and Product Registrations

      The Company owns certain patents, tradenames, trademarks and product registrations, and uses know-how, trade secrets, formulae and manufacturing techniques which assist in maintaining the competitive positions of certain of its products. Product registrations are required to manufacture and sell medicated feed additives. Formulae and know-how are of particular importance in the manufacture of a number of the products sold in the Company's specialty chemical business. The Company believes that no single patent, trademark or product registration is of material importance to its business and, accordingly, that the expiration or termination thereof would not materially affect its business. See "Government Regulation".

Customers

      The Company does not consider its business to be dependent on a single customer or a few customers, and the loss of any of its customers would not have a material adverse effect on the Company's results. No single customer accounted for more than 4% of the Company's fiscal 2002 net sales. The Company typically does not enter into long-term contracts with its customers. However, the Company has entered into certain long-term contracts with respect to nicarbazin and amprolium, as well as its ferric chloride recycling, copper MEA carbonate and fly ash management activities.

Competition

      The Company is engaged in highly competitive industries and, with respect to all of its major products, faces competition from a substantial number of global and regional competitors. Some of the companies with which the Company competes have greater financial, research and development, production and other resources than the Company. The Company's competitive position is based principally on customer service and support, product quality, manufacturing technology, facility location and price. The Company has competitors in every market in which it participates. Many of the Company's products face competition from products that may be used as an alternative or substitute.

Employees

      As of June 30, 2002, the Company had approximately 1,423 employees worldwide. Of these, 267 employees were in management and administration, 163 in sales and marketing, 170 were chemists or technicians, and 823 were in production. Approximately 8% of the Company's domestic employees were covered by collective bargaining agreements with two unions. These agreements expire in 2005 and 2006. Certain employees are covered by individual employment agreements. Koffolk Israel continues to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. In Norway, approximately 74% of employees are covered by collective bargaining agreements.

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

      Subsidiaries of the Company have, from time to time, implemented procedures at their facilities designed to respond to obligations to comply with environmental laws. The Company believes that its operations are currently in material compliance with such environmental laws, although at various sites the Company's subsidiaries are engaged in continuing investigation and/or remediation efforts to address contamination associated with their historic operations. As many environmental laws impose a strict liability standard, however, there can be no assurance that future environmental liability will not arise.

      In addition, the Company cannot predict the extent to which any future environmental laws may affect any market for the Company's products or services or its costs of doing business. For instance, if governmental enforcement efforts should lessen, the market for Phibro-Tech's recycling services could decline. Alternatively, changes in environmental laws might increase the cost of the Company's products and services by imposing additional requirements on the Company. States that have received authorization to administer their own hazardous waste management programs may also amend their applicable statutes or regulations, and may impose requirements which are stricter than those imposed by the U.S. Environmental Protection Agency (the "EPA"). No assurance can be provided that such changes will not adversely affect the Company's ability to provide products and services at competitive prices and thereby reduce the market for the Company's products and services.

      As such, the nature of the current and former operations of the Company and its subsidiaries exposes them to the risk of claims with respect to such matters and there can be no assurance that material costs and liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on the Company. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption, under "Legal Proceedings" and elsewhere in this Report, it should be noted that the Company takes and has taken the position that neither the parent company, Philipp Brothers Chemicals, Inc., nor any of its subsidiaries is liable for environmental or other claims made against one or more of its other subsidiaries or for which any of such other subsidiaries may ultimately be responsible. Accordingly, references to the Company should not be read or interpreted as a statement or admission that Philipp Brothers or any of its subsidiaries is liable for activities of or claims made against any of its other subsidiaries.

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

      The Federal Water Pollution Control Act, as amended (the "Clean Water Act"). The Clean Water Act prohibits the discharge of pollutants to the waters of the United States without governmental authorization. Like RCRA, the Clean Water Act provides that states with programs approved by the EPA may administer and enforce their own water pollution control programs. Pursuant to the mandate of the Clean Water Act, the EPA has promulgated "pre-treatment" regulations, which establish standards and limitations for the introduction of pollutants into publicly-owned treatment works.

      Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). Under CERCLA and similar state laws, the Company and its subsidiaries may have strict and, under certain circumstances, joint and several liability for the investigation and remediation of environmental pollution and natural resource damages associated with real property currently and formerly-owned or operated by the Company or a subsidiary and at third-party sites at which the Company's subsidiaries disposed of or treated, or arranged for the disposal of or treatment of, hazardous substances.

      Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"). FIFRA governs the manufacture, sale and use of pesticides, including the copper-based fungicides sold by the Company. FIFRA requires such products and the facilities at which they are formulated to be registered with the EPA before they may be sold. If the product in question is generic in nature (i.e., chemically identical or substantially similar to a previously registered product), the new applicant for registration is entitled to cite and rely on the test data supporting the original registrant's product in lieu of submitting data of its own. Should the generic applicant choose this citation option, it must offer monetary compensation to the original registrant and must agree to binding arbitration if the parties are unable to agree on the terms and amount of compensation. The Company has elected this citation option in the past and intends to use the citation option in the future should it conclude it is, in some instances, economically desirable to do so. While there are cost savings associated with the opportunity to avoid one's own testing and demonstration to the EPA of test data, there is, in each instance, a risk that the level of compensation ultimately required to be paid to the original registrant will be substantial.

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

      Such laws affect the coal industry both directly and indirectly and, therefore, MRT. The coal industry is directly affected by the Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter (such as "fugitive dust"), and may also be impacted by future regulation of fine particulate matter. Every five years, the EPA reviews and revises, if necessary, its National Ambient Air Quality Standards ("NAAQS"), which is a set of national air quality standards relating to fine particulate matter and ozone, among other criteria air pollutants. In July 1997, the EPA adopted stringent new NAAQS, and the impact of such new standards on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act, as well as on pending legislative proposals to delay or eliminate aspects of the new NAAQS.

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

Regulation of Recycling Activities

      The Company's recycling activities may be broken down into the following segments for purposes of regulation under RCRA or equivalent state programs: (i) transport of wastes to the Company's facilities; (ii) storage of wastes prior to processing; (iii) treatment and/or recycling of wastes; and (iv) corrective action at its RCRA facilities. Although all aspects of the treatment and recycling of waste at its recycling facilities are not currently the subject of federal RCRA regulation, subsidiaries of the Company made decisions to permit its recycling facilities as RCRA regulated facilities. Final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities have been issued at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey. Part B renewal applications have been submitted for the Santa Fe Springs, Garland and Sumter sites. The applications are being reviewed.

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

      Subsidiaries of the Company are required by the RCRA and their Part B permits to develop and incorporate in their Part B permits estimates of the cost of closure and post-closure monitoring for their operating facilities. In general, in order to close a facility which has been the subject of a RCRA Part B permit, a RCRA Part B closure permit is required which approves the investigation, remediation and monitoring closure plan, and requires post-closure monitoring and maintenance for up to 30 years. Accordingly, additional costs are incurred in connection with any such closure. These cost estimates are updated annually for inflation, developments in available technology and corrective actions already undertaken. The Company has, in most instances, chosen to provide the regulatory guarantees required in connection with these matters by means of its coverage under an environmental impairment liability insurance policy. There can be no assurance that such policy will continue to be available in the future at economically acceptable rates, in which event other methods of financial assurance will be necessary.

      In addition to certain operating facilities, the Company or its subsidiaries have been and will be required to investigate and remediate certain environmental contamination at shutdown plant sites. The Company or its subsidiaries are also required to monitor such sites and continue to develop controls to manage these sites within the requirements of RCRA corrective action programs.

      Based upon available information, accruals for management estimates of the cost of further environmental investigation and remediation at operating, curtailed and closed sites are approximately $2.6 million as of June 30, 2002.

Waste Byproducts

      In connection with the Company's subsidiaries' production of finished chemical products, limited quantities of waste by-products are generated. Depending on the composition of the by-product, the subsidiaries of the Company either sell it, send it to smelters for metal recovery or send it for treatment or disposal to regulated facilities.

Particular Facilities

      The following is a description of certain environmental matters relating to certain facilities of certain subsidiaries of the Company. References throughout to the Company are intended to refer only to the applicable subsidiary unless the context otherwise requires. These matters should be read in conjunction with the description of litigation matters below under Item 3, certain of which involve such facilities, and Note 13 to the Company's Consolidated Financial Statements.

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

      Sewaren, New Jersey. In April 1989, the New Jersey Department of Environmental Protection, Division of Waste Management and Division of Water Resources (collectively the "DEP"), issued an Administrative Order and Notice of Civil Administrative Penalty Assessment against C.P. Chemicals, Inc. ("CP"), a subsidiary of the Company, relating to CP's recycling and manufacturing facility in Sewaren, New Jersey. This proceeding resulted in an Administrative Consent Order (the "ACO") mandating the development and implementation of an environmental remediation plan. CP has substantially completed its investigation and remediation efforts which included installation of a hydraulic control system and pre-treatment of ground water on the site and capping to address soil contamination concerns and satisfy storm water management requirements. Such efforts remain subject to continuing review by the DEP.

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

      Santa Fe Springs, California. In connection with its request for renewal of its RCRA Part B permit for its Santa Fe Springs, California facility, and the administrative order noted below for this facility, Phibro-Tech has implemented various phases of environmental investigation and corrective measure study and assessments. It is currently in a continuing investigation and corrective measure phase, which will involve additional sampling to determine the level of corrective action. At this time, it is anticipated that this will involve a pump and treat system through an existing on-site pre-treatment plant. Phibro-Tech is also subject to an investigative and enforcement order, the ultimate scope and disposition of which is currently being discussed with the California Department of Toxic Substances Control ("DTSC"). The principal outstanding issue under the order was the requirement of further soil investigation and the development of a remediation plan, if necessary, beyond that already covered by the facility investigation originally conducted. The study has been completed and Phibro-Tech's consulting environmental engineers have recommended to DTSC no further action in this regard. Separately, Phibro-Tech has reached an accord with Communities for a Better Environment regarding allegations that Phibro-Tech violated Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1985, and the California Health and Safety Code.

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

      Union City, California. Phibro-Tech's Union City, California facility has been shut down and a closure plan has been submitted to the California DTSC. It is presently under review.

      Joliet, Illinois. In connection with the RCRA Part B permit for this facility, Phibro-Tech completed an initial RCRA facility investigation and an additional sampling and investigative phase. The results of such sampling and investigation were submitted to the Illinois Environmental Protection Agency and, based on the agency's response, Phibro-Tech will develop a plan for further investigation or monitoring, or, if necessary, corrective action.

      Garland, Texas. In connection with the RFA for its Garland, Texas facility, no action was recommended. However, during a subsequent inspection some discoloration of soil was noted. Accordingly, Phibro-Tech developed a corrective action plan to address discolored top soil at the site. The project included the upgrading of pollution control equipment. The next phase is additional site characterization, which is presently being undertaken. A renewal application for the Part B permit has been submitted to the Texas authorities. It is presently under review.

      Powder Springs, Georgia. Phibro-Tech's facility in Powder Springs, Georgia has been operationally closed since 1985. Phibro-Tech retains environmental compliance responsibility for this facility and has effected a RCRA closure of the regulated portion of the facility, a surface impoundment. Post-closure monitoring and the implementation of a corrective measures plan are required. Phibro-Tech has submitted and received Georgia Department of Environmental Protection approval for a remedial investigation plan, and has granted Phibro-Tech's Part B permit renewal application. The permit calls for a Phase II work plan for corrective action. Certain corrective action, primarily groundwater treatment has begun.

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

      Third Party Sites. The Company has, and certain of the Company's subsidiaries have, sent products to customers at chemical processing or manufacturing sites and sent wastes from their operations to various third party waste disposal sites. In addition to the litigation described in Item 3 - Legal Proceedings with respect to the Jericho, South Carolina site and the Casmalia, California site, from time to time the Company or a subsidiary receives notice from representatives of governmental agencies and private parties, or is named as a potentially responsible party in legal proceedings, in which claims are made that it is potentially liable for a portion of the investigation and remediation costs and natural resource damages at such third party sites. Such claims are for strict liability and carry with them the possibility of joint and several liability under applicable Environmental Laws such as CERCLA, regardless of the relative fault or level of involvement of the Company and other potentially responsible parties. Although there can be no assurance, the Company does not believe that liabilities in connection with such third party sites as to which claims have been received to date will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

      Norwegian legislation requires that Odda produce its products according to its discharge permit and implementation system for environmental control and improvements. Both local and central authorities have focused on the environmental situation in the fjord at Odda and on waste disposal there by the three primary manufacturers in the area, including Odda. In Odda's case, the focus has been on the reduction of discharge of polynucleated aromatic hydrocarbons ("PAHY") from the Venturi scrubber in the calcium carbide plant and the nitrogen content in the filtercake (1%) discharge from the dicyandiamide plant. In June 2002, the Company ceased manufacturing calcium carbide and, therefore, the discharge of PAHY.

Government Regulation

      Most Animal Health and Nutrition Group products offered by the Company require licensing by a governmental agency before marketing. In the United States, governmental oversight of animal nutrition and health products is shared primarily by the United States Department of Agriculture ("USDA") and the Food and Drug Administration. A third agency, the Environmental Protection Agency, has jurisdiction over certain products applied topically to animals or to premises to control external parasites.

      The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food producing animals. The sale of feed additives containing antibiotics is a material portion of the Company's business. Should regulatory or other developments result in restrictions on the sale of such products, it could have a material adverse impact on the Company's financial position, results of operations and cash flows.

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

      The Office of New Animal Drug Evaluation ("NADE") is responsible for reviewing information submitted by drug sponsors who wish to obtain approval to manufacture and sell animal drugs. A new animal drug is deemed unsafe unless there is an approved new animal drug application ("NADA"). Virtually all animal drugs are "new animal drugs" within the meaning of the term in the Federal Food, Drug, and Cosmetic Act. Although the procedure for licensing products by the USDA are formalized, the acceptance standards of performance for any product are agreed upon between the manufacturer and the NADE. A NADA in animal health is analogous to a New Drug Application ("NDA") in human pharmaceuticals. Both are administered by the FDA. The drug development process for human therapeutics can be more involved than that for animal drugs. However, for food-producing animals, food safety residue levels are an issue, making the approval process longer than for animal drugs for non-food producing animals, such as pets.

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

      The EU is in the process of centralizing the regulatory process for animal drugs for member states. In 1997, the EU drafted new regulations requiring the re-registration of feed additives, including coccidiostats. Part of these regulations include a provision for manufacturers to submit quality data for their own formulation, in effect adopting a Product License procedure similar to that of the FDA. The provision is known as Brand Specific Approval ("BSA"), and provides manufacturers with the opportunity to register their own unique brands, instead of simply the generic compound. The BSA process is being implemented over time. The new system is more like the U.S. system, where regulatory approval is for the formulated product or "brand." A number of manufacturers, including the Company, have completed dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. As a result of its review of said dossiers, the Commission withdrew marketing authorization of a number of anticoccidials, including nicarbazin, as the Commission did not consider the submissions to be in full compliance with its new regulations. The Company has subsequently completed the necessary data and resubmitted its nicarbazin dossier. Feasibility and timetable for new registration will depend on the nature of demands and remarks from the Commission.

      The Company estimates that the loss of sales of nicarbazin as a result of the ban in the EU will be partially compensated by increased sales of other anticoccidials containing nicarbazin which had received a BSA and are not subject to the ban.

                              CONDITIONS IN ISRAEL

      The following information discusses certain conditions in Israel that could affect the Company's Israeli subsidiary, Koffolk Israel. As of June 30, 2002 and for the year then ended, Israeli operations (excluding Koffolk Israel's non-Israeli subsidiaries) accounted for approximately 13% of the Company's consolidated assets and approximately 14% of its consolidated net sales. The Company is, therefore, directly affected by the political, military and economic conditions in Israel.

Political and Military Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, since October 2000 there has been a significant increase in violence and terrorist activity in Israel. During the last year the state of hostility has increased in intensity. In April 2002, and from time to time thereafter, Israel undertook military operations in several Palestinian cities and towns. The Company cannot predict whether the current violence and unrest will continue and to what extent it will have an adverse impact on Israel's economic development or on Koffolk Israel's or the Company's results of operations. The Company also cannot predict, particularly considering the current tensions between the United States and Iraq, whether or not any further hostilities will erupt in Israel and the Middle East and to what extent such hostilities, if they do occur, will have an adverse impact on Israel's economic development or on Koffolk Israel's or the Company's results of operations.

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

      Generally, all male adult citizens and permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform certain military duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances and since July 2001 some reservists have been called to active duty. Some of the employees of Koffolk Israel currently are obligated to perform annual reserve duty. While Koffolk Israel has operated effectively under these and similar requirements in the past, no assessment can be made of the full impact of such requirements on Koffolk Israel and the Company in the future, particularly if emergency circumstances occur and employees of Koffolk Israel are called to active duty.

Economic Conditions

      Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and security incidents. Further disruptions to the Israeli economy as a result of these or other factors could have a material adverse affect on Koffolk Israel's and the Company's results of operations.

      Koffolk Israel receives a portion of its revenues in U.S. dollars while its expenses are principally payable in New Israeli Shekels. An increase in the rate of inflation in Israel without a devaluation of the New Israeli Shekel, could have an adverse effect on Koffolk Israel's results of operations.

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

Item 2. Properties.

      The Company maintains its principal executive offices and a sales office in Fort Lee, New Jersey. The Company has 21 company-owned manufacturing facilities and utilizes third party toll manufacturers. The chart below sets forth the locations and sizes of the principal manufacturing and other facilities operated by the Company and uses of such facilities for non-manufacturing purposes, all of which are owned, except as noted.

                                            Approximate
Location                                   Square Footage            Uses
--------                                   --------------            ----
Atlanta, Georgia  (a)                          34,000       All Other; Administrative, Sales, Research
                                                               and Distribution Center
Bowmanstown, Pennsylvania                      56,500       Industrial Chemicals
Bordeaux, France                              141,000       All Other; Administrative and Sales
Braganca Paulista, Brazil                      35,000       Animal Health and Nutrition; Administrative and Sales
Bremen, Indiana                                50,000       Animal Health and Nutrition; Warehouse
Fairfield, New Jersey (a)                       9,600       Animal Health and Nutrition; Administrative
Fort Lee, New Jersey (a)                       23,500       Corporate Headquarters
Garland, Texas                                 20,000       Industrial Chemicals
Guarulhos, Brazil                           1,234,000       Animal Health and Nutrition; Administrative, Sales and
                                                               Warehouse
Joliet, Illinois                               34,500       Industrial Chemicals
Kuala Lumpur, Malaysia (a)                      7,300       Animal Health and Nutrition; Warehouse and Office
Ladora, Iowa                                    9,500       Animal Health and Nutrition; Warehouse
Lee Summit, Missouri (a)                        1,500       Animal Health and Nutrition; Administrative and Sales
Marion, Iowa                                   32,500       Animal Health and Nutrition
Odda, Norway                                  364,000       Industrial Chemicals; Warehouse,
                                                               Administrative and Sales
Petach Tikva, Israel                           60,000       Animal Health and Nutrition; Administrative and Sales
Phenix City, Alabama                            6,000       Industrial Chemicals
Pretoria, South Africa (a)                      3,200       Animal Health and Nutrition; Administrative and Sales
Quincy, Illinois (b)                          187,000       Animal Health and Nutrition; Warehouse,
                                                               Administrative and Sales
Ramat Hovav, Israel (a)                       140,000       Animal Health and Nutrition; Research
Reading, Berks, United Kingdom (a)              3,100       Distribution; Administrative and Sales
Rixensart, Belgium                            865,000       Animal Health and Nutrition, Sales,
                                                               Administrative and Research
Santa Fe Springs, California (c)               90,000       Animal Health and Nutrition; Industrial Chemicals
Santiago, Chile (a)                             6,500       Animal Health and Nutrition; Administrative and Sales
Scunthorpe, United Kingdom (a)                 93,000       Industrial Chemicals; Warehouse
Stradishall, United Kingdom                    20,000       Industrial Chemicals; Administrative,
                                                               Sales and Research
Sumter, South Carolina                        123,000       Industrial Chemicals; Research
The Woodlands, Texas (a)                       12,100       All Other; Administrative, Sales and Research
Tokyo, Japan (a)                                2,100       Animal Health and Nutrition; Administrative and Sales
Valencia, Venezuela (a)                         1,100       Animal Health and Nutrition; Administrative and Sales
Wilmington, Illinois                          119,000       Industrial Chemicals; Warehouse

----------
(a) This facility is leased. The Company's leases expire through 2027. For information concerning the Company's rental obligations, see Note 13 to the Company's Consolidated Financial Statements included herein.

(b) Comprises six facilities, including three warehouses, two manufacturing and one sales facility.

(c) The Company leases the land under this facility from a partnership owned by Jack Bendheim, Marvin Sussman and James Herlands. See "Certain Relationships and Related Transactions".

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

      The Company and its subsidiaries are subject to extensive regulation by numerous governmental authorities, including the FDA and corresponding state and foreign agencies, and to various domestic and foreign safety standards. Manufacturing facilities of the Company in Ramat Hovav and Brazil manufacture products that conform to the FDA's GMP regulations. Four domestic facilities involved with recycling have final RCRA Part B hazardous waste storage and treatment permits. The Company's regulatory compliance programs include plans to achieve compliance with international quality standards known as ISO 9000 standards, which became mandatory in Europe in 1999 and environmental standards known as ISO 14000. The FDA is in the process of adopting the ISO 9000 standards as regulatory standards for the United States, and it is anticipated that these standards will be phased in for U.S. manufacturers over a period of time. The Company's plants in Bowmanstown, Pennsylvania and Petach Tikva, Israel have achieved ISO 9000 certification. The Company does not believe that adoption of the ISO 9000 standards by the FDA will have a material effect on its financial condition, results of operations or cash flows.

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

      On or about April 17, 1997, CP and the Company were served with a complaint filed by Chevron USA, Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that operations of CP at its Sewaren plant affected adjoining property owned by Chevron and that Philipp Brothers, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached under which the Company and another defendant will, subject to certain conditions, take title to the property, subject to a period of due diligence investigation of the property. The Company's portion of the settlement for past costs and expenses was $495,000 and is included in selling, general and administrative expenses in the June 30, 2002 statement of operations and comprehensive income. The payable of $495,000 is included in accrued expenses and other current liabilities as of June 30, 2002 and was subsequently paid in July 2002. The Company and the other defendant will, if the sale becomes final, share equally in the costs of remediation. While the costs cannot be estimated at this time, the Company believes the costs will not be material and insurance recoveries will be available to offset some of those costs.

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under CERCLA by the EPA, involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which the Company has agreed to contribute up to $900,000 of which $500,000 has been paid as of June 30, 2002.

Some recovery from insurance and other sources is expected. The Company has also accrued its best estimate of any future costs.

      In February 2000, the EPA notified numerous parties of potential liability for waste disposed of at a licensed Casmalia, California disposal site, including a business, assets of which were originally acquired by a subsidiary of the Company in 1984. A settlement has been reached in this matter and the Company has paid $171,103 of the settlement amount.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) Market Information. There is no public trading market for the Company's common equity securities.

      (b) Holders. As of June 30, 2002, there was one holder of the Company's Class A Common Stock and two holders of the Company's Class B Common Stock.

      (c) Dividends. The Company did not declare dividends on any of its common stock during the two years ended June 30, 2002.

Item 6. Selected Financial Data.

      The following table sets forth summary consolidated financial data for the Company for the past five years ended June 30, 2002. The summary consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                     SUMMARY OF CONSOLIDATED FINANCIAL DATA

                                                                                      Year Ended June 30,
                                                           ------------------------------------------------------------------------
                                                             2002             2001           2000           1999            1998
                                                           ---------       ---------       ---------      ---------       ---------
Income Statement Data:
Net sales ...........................................      $ 388,813       $ 364,410       $ 323,026      $ 302,057       $ 275,577
Net (loss) income before extraordinary items ........        (51,770)        (14,895)         10,053           (466)         (7,065)
Extraordinary items .................................             --              --              --             --          (1,962)
Net (loss) income ...................................        (51,770)        (14,895)         10,053           (466)         (9,027)

Balance Sheet Data:
Total assets ........................................      $ 296,444       $ 330,019       $ 258,451      $ 238,779       $ 192,196
Debt ................................................        187,027         173,331         150,772        140,103         104,296
Redeemable Preferred Stock ..........................         56,602          48,980              --             --              --

Notes to Summary Consolidated Financial Data:

----------
(a) Fiscal 2002 includes charges totaling $24.5 million related to accelerated depreciation and restructuring costs associated with the shutdown of two product lines of the Company's Odda subsidiary, and the fixed asset and intangible writedowns related to the Company's Odda and Carbide Industries subsidiaries' ongoing operations.

(b) Fiscal 2002 includes a charge of $12.2 million for an increased valuation allowance for deferred tax assets recorded in previous years. In addition, a full valuation allowance of $13.6 million was recorded for deferred tax assets relating to fiscal year 2002 operating losses.

(c) Included in net sales is shipping and handling income of $7.2, $6.1, $5.4 and $4.8 million for the fiscal years ended June 30, 2002, 2001, 2000 and 1999, respectively. The amount for 1998 is not readily determinable and a restatement has not been made.

(d) Results of operations include the PAH business from the November 30, 2000 date of acquisition.

(e) The Company sold its Agtrol crop protection business in the fourth quarter of fiscal 2001 and recognized a pre-tax gain of $1.5 million.

(f) The Company issued redeemable preferred securities in connection with the acquisition of the Pfizer medicated feed additives business in 2001.

(g) Fiscal 2001 and 1999 include $1.3 and $1.5 million charges, respectively, related to the severance of senior executives.

(h) Fiscal 2000 includes a $13.7 million gain resulting from Odda's sale of its minority equity interest in a local Norwegian hydroelectric power company and related power rights.

(i) Fiscal 2000 includes $1.5 million of income resulting from the transfer of title of property in Sewaren, New Jersey.

(j) Fiscal 2000 and 1999 includes $.9 million and $3.7 million, respectively, of property damage insurance gains as a result of a fire at the Bowmanstown, Pennsylvania facility.

(k) Fiscal 1998 includes a $10 million nonrecurring plant curtailment charge and $5.6 million for the forgiveness of limited recourse notes receivable from certain executives of the Company and payment for related income taxes resulting from the cancellation.

(l) Debt is equal to loans payable to banks, long-term debt and current portion of long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This information should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained in this Report.

General

      The Company is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets, including animal health and nutrition, agriculture, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries. These operations are classified into four segments--Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other.

      During fiscal 2002, the Company reported a net loss of $51.8 million. This was primarily due to: worsening economic conditions in both domestic and foreign markets; acceleration of depreciation of $14.5 million related to the discontinuance of production for certain products at the Odda, Norway facility; writedown of long-lived assets of $6.8 million at the Odda and Carbide, U.K. operations; restructuring charges of $3.2 million at the Odda facility; and deferred income tax asset valuation allowances (based on evaluation of the recoverability of prior period operating loss carryforwards and other deferred tax assets) of $12.2 million.

      On November 30, 2000, the Company purchased the medicated feed additives business of Pfizer, Inc. ("Pfizer"). The operating results of this business, now called Phibro Animal Health ("PAH"), are included in the Company's consolidated statements of operations from the date of acquisition and are included in the Animal Health and Nutrition segment.

      In the fourth quarter of fiscal 2001, the Company sold its Agtrol business to Nufarm, Inc. ("Nufarm"). Agtrol developed, manufactured and marketed crop protection products, including copper fungicides. The sale included inventory and intangible assets to Nufarm, but did not include the manufacturing facilities. The Company, through its Phibro-Tech subsidiary, also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years. The operating results of Agtrol are included in the Company's consolidated statements of operations up to the date of disposition and are included in the All Other segment.

      During fiscal 2002, the Company elected to include warehousing and freight costs in cost of sales. Such costs were previously included in selling, general and administrative expenses. Prior periods have been reclassified to conform to the current year presentation. See Note 1 of the Consolidated Financial Statements.

Results of Operations
                                                           Sales
                                                          ($000's)
                                                     Year Ended June 30,
                                            -----------------------------------
Operating Segments:                            2002         2001         2000
                                            ---------    ---------    ---------
   Animal Health and Nutrition ..........   $ 243,436    $ 202,573    $ 135,088
   Industrial Chemicals .................      90,897       97,227       99,712
   Distribution .........................      36,880       44,452       49,254
   All Other ............................      39,407       46,979       69,198
   Intersegment .........................     (21,807)     (26,821)     (30,226)
                                            ---------    ---------    ---------
                                            $ 388,813    $ 364,410    $ 323,026
                                            =========    =========    =========

                                                 Operating Income (Loss)
                                                         ($000's)
                                                    Year Ended June 30,
                                            -----------------------------------
Operating Segments:                            2002         2001         2000
                                            ---------    ---------    ---------
   Animal Health and Nutrition ..........   $  28,298    $  17,562    $  11,539
   Industrial Chemicals .................     (34,079)      (3,350)       5,355
   Distribution .........................       1,391        3,936        3,817
   All Other ............................      (2,678)      (7,086)       4,045
   Corporate expenses and adjustments ...     (14,596)     (10,086)      (9,082)
                                            ---------    ---------    ---------
                                            $ (21,664)   $     976    $  15,674
                                            =========    =========    =========

Comparison of Fiscal Year Ended June 30, 2002 to Fiscal Year Ended
June 30, 2001.

      Net Sales. Net sales increased by $24.4 million, or 7%, to $388.8 million in 2002, as compared to the prior year. The increase was primarily due to a full year of operations of the PAH business in 2002 offset in part by the sale of the Company's Agtrol operations in the fourth quarter of 2001.

      The Animal Health and Nutrition segment's net sales increased by $40.9 million, or 20%, to $243.4 million in 2002, as compared to the prior year. The net sales increase was due to increased unit volume primarily as a result of the PAH purchase. Excluding PAH, sales for the segment in 2002 approximated the prior year. The Company's domestic operations reported higher net sales of $6.2 million due to increased unit volume sales of vitamin, mineral and other pre-mix products offset in part by lower average selling prices and other product mix changes. The adverse business climate in Israel and the discontinuation of sales of vitamin exports by the Company's Koffolk Israel operations lowered international net sales by a comparable amount.

      The Industrial Chemicals segment's net sales decreased by $6.3 million, or 7%, to $90.9 million in 2002, as compared to the prior year. Sales by the Company's Phibro-Tech subsidiary declined by $6.0 million due to volume declines in the recycling and sale of etchant related to the contraction of the U.S. printed circuit board industry. Sales price declines at the Company's Prince operations, partially offset by volume improvements of iron and manganese oxides, decreased revenues by $1.0 million. Favorable exchange rates, offset in part by lower unit volumes at the Company's Odda subsidiary, increased revenues by $.7 million. Odda discontinued production and sale of the CY-50 and calcium carbide product lines in the fourth quarter of 2002.

      Net sales for the Distribution segment decreased by $7.6 million, or 17%, to $36.9 million in 2002, as compared to the prior year. The net sales decrease was primarily due to lower unit volumes of carbide, dicyandiamide and cyanide products during the current year.

      Net sales for the All Other segment decreased by $7.6 million, or 16%, to $39.4 million in 2002, as compared to the prior year. This decrease is related to lower sales of crop protection chemicals. The Company's Agtrol crop protection business was sold during the fourth quarter of fiscal 2001 and sales of certain crop protection chemicals are currently being made under supply agreements to Nufarm. Excluding Agtrol, sales for the segment in 2002 were $4.0 million above the prior year. The Company's fly ash business increased by $2.7 million primarily due to improved average selling prices and also increased unit volume as a result of additional contracts with utilities in Missouri and Michigan. The remaining $1.3 million improvement in sales was due to an increase in specialized lab projects and formulations at the segment's U.K. operations.

      Gross Profit. Gross profit decreased by $6.8 million, or 9%, to $66.5 million in 2002, as compared to the prior year. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $3.2 million and $8.9 million for the years 2002 and 2001, respectively. Excluding the results of PAH, gross profit declined by $29.6 million as compared to the prior year.

      Gross profit in the Animal Health segment increased $21.4 million principally as a result of a full year of operations of PAH in 2002. Excluding the results of PAH, gross profit declined by $1.4 million due to the adverse business climate in Israel, offset in part by improved performance of the segment's domestic operations.

      The Industrial Chemicals segment's gross profit declined by $22.7 million as compared to the prior year primarily due to a charge of $14.5 million recorded during fiscal 2002 for the acceleration of depreciation related to the Company's decision to cease production of two products and a related $2.1 million restructuring charge (primarily inventory writedowns and production personnel severance costs) at the Company's Odda facility. Excluding the charges for acceleration of depreciation and restructuring, lower production volumes reduced profits at the Company's Odda facility by $.7 million. Furthermore, lower production volumes and environmental recovery services revenues at the Company's Phibro-Tech facilities reduced gross profits by $5.4 million.

      Gross profit in the Distribution segment declined $1.1 million as compared to the prior year primarily as a result of lower unit volume.

      All Other segment's gross profit declined by $4.0 million primarily due to sales of crop protection products sold to Nufarm under a supply agreement in the current year as opposed to higher margin sales to third parties in the prior period of $2.5 million, unfavorable operating performance at the Company's fly ash operations of $2.0 million offset in part by the impact on gross margin of higher revenues at the segment's U.K. facility of $.5 million.

      Elimination of inter-company profit in inventory accounted for the balance of the decline in gross profit.

      Selling, General and Administrative Expenses. Costs increased by $9.0 million to $81.3 million in 2002, as compared to the prior year. Costs increased by $11.6 million over the prior period at PAH due to a full year of operations versus seven months in 2001, increased staffing levels, and increased advertising and research and development costs associated with the transition of operations from Pfizer. In addition, a full year of management advisory fees to Palladium Equity Partners, LLC ($.9 million), write-offs of unamortized permit fees at closed facilities ($.7 million) and additional environmental remediation reserves ($.9 million) increased 2002 expense. The prior period included an accrual for severance costs ($1.3 million) associated with the termination of employment of an executive of the Company. The 2001 divestiture of Agtrol reduced costs by $8.0 million. In addition, the prior period included a $3.1 million non-cash gain to reflect the decrease in repurchase value of redeemable common stock of a minority shareholder, as compared to the gain in the current period of $.4 million. Other general spending accounted for the balance of the increase ($1.5 million).

      Asset writedown. During fiscal 2002, the Company recorded a charge of $6.8 million related to the impairment of long-lived assets at the Company's Odda, Norway and Carbide, UK operations. (See Note 2 to the Consolidated Financial Statements).

      Operating Income (Loss). Operating income decreased by $22.6 million to an operating loss of $21.7 million in 2002, as compared to the prior year. The Animal Health and Nutrition segment increased primarily due to the inclusion of PAH for the entire period offset by the adverse business climate in Israel. Operating income declined in the Industrial Chemicals segment primarily due to the accelerated depreciation, restructuring and long-lived asset impairment charges at Odda. In addition, Odda also experienced lower sales and production volumes. Reduced sales volumes from printed circuit board customers resulted in a further decrease in the segment's operating income. The Distribution segment was below the prior year primarily due to sales volume declines and a charge for intangible asset impairment at the Company's Carbide operations. The improvement in operating income of the All Other segment is primarily the result of the sale of Agtrol in 2001.

      Interest Expense, Net. Costs increased by $.1 million to $17.8 million in fiscal 2002 as compared to the prior year primarily due to debt incurred in connection with the PAH acquisition and higher levels of average bank borrowings, offset in part by lower interest rates.

      Other (Income) Expense, Net. Other (income) expense, net principally reflects foreign currency transaction gains and losses of the Company's foreign subsidiaries. The Company also recorded a loss of $1.2 million on a power purchase derivative instrument at its Odda facility. In addition, the Company recognized a gain of $.7 million resulting from a settlement of a class action against European vitamin manufacturers.

      Gain from Sale of Assets. During 2001, a gain from sale of assets ($1.5 million) resulted from the Company's sale of its Agtrol crop protection business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm Inc. In addition, the Company's Odda subsidiary sold real estate resulting in a gain ($1.0 million).

      Income Taxes. An income tax provision of $13.7 million was reported on a consolidated pre-tax loss of $38.1 million in fiscal 2002 primarily due to income tax provisions in profitable foreign jurisdictions and an increase of $25.8 million in the valuation allowance related to net deferred tax assets of domestic and Norwegian operations. The Company has incurred domestic losses in recent years and a reassessment of the likelihood of recovering net domestic deferred tax assets resulted in the recording of a full domestic valuation allowance of $15.4 million, including $12.2 million related to prior year deferred tax asset balances. In addition, through fiscal 2001, the Company's Odda subsidiary had a net deferred tax liability. However, significant losses in fiscal 2002 have resulted in a net deferred tax asset and a full valuation allowance has been provided due to the uncertainty of future profitability of this operation. The Company's position with respect to the recoverability of these deferred tax assets will continue to be evaluated each reporting period based on actual and expected operating performance.

Comparison of Fiscal Year Ended June 30, 2001 to Fiscal Year Ended
June 30, 2000.

      Net Sales. Net sales increased by $41.4 million, or 13%, to $364.4 million in 2001, as compared to the prior year. The increase was primarily due to the purchase of the PAH business offset in part by the sale of the Company's Agtrol operations.

      The Animal Health and Nutrition segment's net sales increased by $67.5 million, or 50%, to $202.6 million in 2001, as compared to the prior year. The net sales increase was due to increased unit volume primarily as a result of the PAH purchase. Excluding PAH, sales for the segment in 2001 were slightly above the prior year. Increased volumes contributed to an increase in sales, but were offset by lower average sales prices, including the impact of foreign exchange in 2001.

      The Industrial Chemicals segment's net sales decreased by $2.5 million, or 2%, to $97.2 million in 2001, as compared to the prior year. Sales of Phibro-Tech, excluding recycling fees, were down by $2.8 million due to volume declines related to the printed circuit board industry. Lower sales of Odda's carbide and dicyandiamide products also accounted for the decrease. These decreases were offset in part by higher recycling fees ($2.4 million) due to increased demand.

      Net sales for the Distribution segment decreased by $4.8 million, or 10%, to $44.5 million in 2001, as compared to the prior year. The net sales decrease was due to lower average sales prices, including foreign exchange, offset in part by higher unit volume. The Company experienced sharp declines in selling prices for carbide, dicyandiamide and copper cyanide products during fiscal 2001.

      Net sales for the All Other segment decreased by $22.2 million, or 32%, to $47.0 million in 2001, as compared to the prior year. The net sales decrease was due to lower unit volume primarily as a result of the sale of the Agtrol crop protection business, which was sold during the fourth quarter of 2001. The crop protection business is highly seasonal and most of the sales are normally in the Company's fourth quarter. Excluding Agtrol, sales for the segment in 2001 were slightly above the prior year. Unit volume of the Company's fly ash business increased approximately 36% and was offset by lower average sales prices of 10% due to product and customer mix in 2001 compared to the prior year. The fly ash volume increase was the result of additional contracts with utilities in
Missouri  and   Michigan.   During  the  fourth   quarter,   the  Company  began
commercialization of its cement business. Revenues at the segment's U.K. facility decreased $2.4 million due to a decline in specialized lab projects and formulations.

      Gross Profit. Gross profit decreased by $.1 million, to $73.3 million in 2001. The increase was primarily due to the purchase of the PAH business offset in part by the sale of the Company's Agtrol operations during their major selling season. Purchase accounting adjustments relating to inventory resulted in an increase to cost of goods sold of $8.9 million during fiscal 2001. Higher costs for petroleum and metallurgical coke, which are used as raw materials at Odda, adversely affected margins in the Industrial Chemical segment. In addition, the declines in average selling prices described above further reduced the Company's margin.

      Selling, General and Administrative Expenses. Costs increased by $13.1 million to $72.3 million in 2001, as compared to the prior year. Excluding PAH, costs were up approximately $.6 million principally due to management advisory fees to Palladium ($1.3 million), severance costs ($1.3 million), higher depreciation and amortization ($.5 million), and research and development expenditures ($.7 million) offset by a reduction in the repurchase value of redeemable common stock of a minority shareholder ($4.3 million). Other general spending accounted for the balance of the increase.

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

      Gain from Sale of Assets. During 2001, a gain from sale of assets ($1.5 million) resulted from the Company's sale of its Agtrol crop protection business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm Inc. In addition, the Company's Odda subsidiary sold real estate resulting in a gain ($1.0 million).

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

Liquidity and Capital Resources

      Net Cash Used In Operating Activities. Cash used in operations for the year ended June 30, 2002 was $4.7 million. The increase in cash from the collection of receivables from the Company's crop protection business was partially offset by a planned increase in higher inventories at the PAH business unit. This build up of inventories was considered necessary to ensure an adequate availability of product as the Company continues to refine its supply chain and expand into new markets.

      Net Cash Used by Investing Activities. Net cash used in investing activities for the year ended June 30, 2002 was $17.4 million. Capital expenditures of $11.3 million were mostly for maintaining the Company's existing asset base and for environmental, health and safety projects. The remainder of the net cash used by investing activities primarily relates to contingent purchase price payments from the PAH acquisition.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $13.7 million. Borrowings under the domestic revolving credit agreement were partially offset by paydowns of debt at several of the Company's international subsidiaries and a $2.5 million payment on long-term debt related to the PAH acquisition.

      Liquidity. As of June 30, 2002, the Company was not in compliance with the financial covenants included in its senior credit facility ("credit agreement" or "facility") with its lending banks, for which PNC Bank serves as agent. As a result, the credit agreement was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the facility from $70 million to $55 million; limit borrowings under the capital expenditure line of the facility to the current outstanding balance of $5.8 million; and revise the interest rate to 1.5% to 1.75% per annum over the base rate (as defined in the agreement). Management believes that the reduced maximum availability and the revised borrowing base formula under the revolving credit portion of the facility will not adversely affect the Company's ability to meet its cash requirements during fiscal 2003.

      The Company's ability to fund its fiscal 2003 operating plan relies upon continued availability of the credit agreement, which in turn, requires the Company to maintain compliance with the amended financial covenants. The financial covenants require certain ratios of consolidated interest coverage and a minimum level of domestic cash flows (each, as defined in the agreement). The Company believes it will be able to comply with the terms of the amended covenants based on its forecasted operating plan for fiscal 2003. In the event of adverse operating results and resultant violation of the covenants during 2003, the Company can not be certain it will be able to obtain such waivers or amendments on favorable terms, if at all.

      In addition, the Company's credit agreement and its note payable to Pfizer (see Notes 3 and 7) mature in November 2003 and March 2004, respectively. The Company's management has undertaken actions to improve the Company's operating performance and overall liquidity in order to reduce debt levels and allow for ultimate refinancing of this debt in fiscal 2004. These actions include cost reduction activities, working capital improvement programs, shutdown of unprofitable operations, and possible sale of certain business operations and other assets. The Company has announced its intention to sell its Prince Manufacturing operations, part of the Prince Manufacturing Group, and also a U.K. operation which manufactures and sells chemical intermediates to the pharmaceutical industry. These actions are ongoing and will continue to be re-evaluated during fiscal 2003. In addition, the Company entered into an agreement with Pfizer whereby Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004.

      As a result of the partial shutdown of Odda's operations and non-compliance with the financial covenants of its credit facilities, Odda has entered into an agreement with its Norwegian banks to restructure these loans and to obtain a waiver for the non-compliance. The agreement establishes a periodic payment schedule through November 30, 2003 (see Note 7). Philipp Brothers Chemicals, Inc. is the guarantor of this debt.

      Working capital as of June 30, 2002 and 2001 was $50.5 million and $74.0 million, respectively. Due to the nature and terms of the revolving credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lockbox arrangement, all borrowings against this facility are classified as a current liability. At June 30, 2002, the amount of credit extended under this agreement totaled $38.0 million and the Company had $4.5 million available under the borrowing base formula in effect under this agreement. In addition, certain of the Company's foreign subsidiaries also had availability under their respective credit facilities totaling $10.6 million. Management's efforts to improve liquidity has resulted in a decrease in borrowings under the revolving credit agreement to $28.8 million as of September 30, 2002.

      The Company's contractual obligations (in millions) at June 30, 2002 mature as follows:

                                                                         Years
                                             ----------------------------------------------------------------
                                             Within 1     Over 1 to 3    Over 3 to 5      After 5       Total
                                             --------     -----------    -----------      -------       -----
Loans payable to banks (1) .............     $  3.5         $ 38.0         $   --         $   --       $ 41.5
Lease commitments ......................        2.2            3.8            2.1            1.6          9.7
Long-term purchase commitments .........        7.5           13.3            9.2           31.9         61.9
Long-term debt (including current
  portion) .............................        8.9           33.8             .9          101.9        145.5
                                             ------         ------         ------         ------       ------
    Total contractual obligations ......     $ 22.1         $ 88.9         $ 12.2         $135.4       $258.6
                                             ======         ======         ======         ======       ======

      (1) Includes $38.0 million outstanding under the Company's senior credit facility which matures in November 2003 (see Note 7).

      On November 30, 2000, the Company issued $25 million of redeemable Series B preferred stock and $20 million of redeemable Series C preferred stock. Each Series is entitled to cumulative cash dividends, payable semi-annually at 15% per annum of the liquidation value. The liquidation value of the Preferred B stock is an amount equal to $1 per share plus all accrued and unpaid dividends (Liquidation Value). The Preferred C stock is entitled to the Liquidation Value plus a percentage of the equity value of the Company, as defined in the amended Certificate of Incorporation. The equity value is calculated as a multiple of the earnings before interest, tax, depreciation and amortization of the Company (Equity Value). The Company may, at the date of the annual closing anniversary, redeem the Preferred B in whole or in part at the Liquidation Value, for cash, provided that if the Preferred B stock is redeemed separately from the Preferred C stock then the Preferred B must be redeemed for the Liquidation Value plus an additional amount which would generate an internal rate of return of 20% to the holders of the shares. Redemption in part of the Preferred B shares is only available if at least 50% of the outstanding Preferred B shares are redeemed. On the third closing anniversary and on each closing anniversary thereafter, the Company may redeem for cash only in whole the Preferred C shares, at the Liquidation Value plus the Equity Value payment. At any time after the redemption of the Company's Senior Subordinated Notes due 2008, the holders of both series have the right to require the Company to redeem for cash all such preferred shares outstanding.

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

      The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company's critical accounting policies impacted by judgments, assumptions and estimates.

      Revenue Recognition

      Revenues are recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations. Net sales are comprised of total sales billed, net of goods returned, trade discounts and customer allowances.

      Litigation

      The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of the reserves required for these contingencies is based on an analysis of the various issues, historical experience, other third party judgments and outside specialists, where required. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 13 to the Consolidated Financial Statements.

      Environmental Matters

      The Company determines the costs of environmental remediation of its facilities and formerly owned properties on the basis of current law and existing technologies. Uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The liabilities are adjusted periodically as remediation efforts progress or as additional information becomes available. The Company has recorded liabilities of $2.6 million at June 30, 2002 for such activities.

      Long Lived Assets

      Long-lived assets, including plant and equipment, and other intangible assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the long-lived asset. If the carrying amount exceeds undiscounted future cash flows, an impairment charge is recorded based on the difference between the carrying amount of the asset and its fair value.

      The assessment of potential impairment for a particular asset or set of assets requires certain judgments and estimates by the Company, including the determination of an event indicating impairment; the future cash flows to be generated by the asset, including the estimated life of the asset and likelihood of alternative courses of action; the risk associated with those cash flows; and the Company's cost of capital or discount rate to be utilized.

      Useful Lives of Long-Lived Assets

      Useful lives of long-lived assets, including plant and equipment and other intangible assets are based on management's estimates of the periods that the assets will be productively utilized in the revenue-generation process. Factors that affect the determination of lives include prior experience with similar assets and product life expectations and management's estimate of the period that the assets will generate revenue.

      Inventories

      Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) and average methods for most inventories; however certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories. The determination of market value to compare to cost involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Reserves are recorded for inventory determined to be damaged, obsolete, or otherwise unsaleable.

      Income Taxes

      Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2002, the Company had net deferred tax assets of $4.6 million, net of valuation allowances of $27.3 million. For further discussion, see Note 12 to the Consolidated Financial Statements.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company has no goodwill, but is currently assessing the useful lives of its amortizable intangible assets.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 is effective for the Company on July 1, 2002. The statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company is currently assessing the impact of this statement.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is effective for the Company on July 1, 2002. The statement addresses significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the development of a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is currently assessing the impact of this statement.

      In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS No. 145"). Under the current rules, SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the Company's consolidated statement of operations, net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the Company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective for the Company on July 1, 2002. The Company is currently assessing the impact of this statement.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of this statement.

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

      Net exchange gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are reflected as a separate component of stockholders' equity. Translation (gains) and losses relating to intercompany debt of a short-term investment nature are included in other expense, net in the amounts of ($2.8) million, $2.7 million and $2.1 million in the accompanying consolidated statements of operations for the years ended June 30, 2002, 2001 and 2000, respectively. Other foreign currency transaction gains and losses are not material.

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

      The Company's debt portfolio is comprised of fixed rate and variable rate debt of approximately $187.0 million as of June 30, 2002. Approximately 33% of the debt is variable and would be interest rate sensitive. For further details, see Note 7, to the Consolidated Financial Statements of the Company appearing elsewhere herein.

      For the purposes of the sensitivity analysis, an immediate 10% change in interest rates would not have a material impact on the Company's cash flows and earnings over a one year period.

      As of June 30, 2002, the fair value of the Company's senior subordinated debt is estimated based on quoted market rates at $51.0 million and the related carrying amount is $100 million.

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

      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. At June 30, 2002, the fair market value was equal to the carrying amount due to the Company's adoption of SFAS 133 at July 1, 2000 which requires that all derivatives be recorded on the balance sheet at fair value. Based on the limited amount of foreign currency contracts at June 30, 2002, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at June 30, 2002, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

Other

      The Company obtains third party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. At June 30, 2002, the contract values of these letters of credit and surety bonds were $1.8 million and their fair values did not differ materially from their carrying value.

Commodity Price Risk

      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at June 30, 2002 would not be material when compared to the Company's operating results and financial position.

      The Company's Odda subsidiary utilizes power supply swaps to mitigate exposure to rate movements in local electric supply markets. Assuming a 10% change in the underlying power price, the potential change in the fair value of the power supply swaps held at June 30, 2002 would not be material when compared to the Company's operating results and financial position.

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

Certain Factors Affecting Future Operating Results

      This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following: the Company's substantial leverage and potential inability to service its debt; the Company's dependence on distributions from its subsidiaries; risks associated with the Company's international operations; the Company's dependence on its Israeli operations; competition in each of the Company's markets; potential environmental liability; extensive regulation by numerous government authorities in the United States and other countries; significant cyclical price fluctuation for the principal raw materials used by the Company in the manufacture of its products; the Company's reliance on the continued operation and sufficiency of its manufacturing facilities; the
Company's dependence upon unpatented trade secrets; the risks of legal proceedings and general litigation expenses; potential operating hazards and uninsured risks; the risk of work stoppages; the Company's dependence on key personnel; and the uncertain impact of the Company's divestiture plans. See also the discussion under "Risks and Uncertainties" in Note 1 of the Notes to Consolidated Financial Statements included in this Report.

      In addition, the issue of the potential for increased bacterial resistance to certain antibiotics used in certain food producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food producing animals. The sale of feed additives containing antibiotics is a material portion of the Company's business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on the Company's financial position, results of operations and cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      No response required.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The following sets forth the name, age, and position of the Company's directors and executive officers:

Name                      Age                  Position
----                      ---                  --------
Jack C. Bendheim          55       Director; Chairman of the Board

Gerald K. Carlson         59       Chief Executive Officer

Marvin S. Sussman         55       Director; Vice Chairman;
                                      President, Animal Health Group

James O. Herlands         60       Director and Executive Vice President;
                                      President, PhibroChem Group

Richard G. Johnson        53       Chief Financial Officer

Joseph M. Katzenstein     60       Treasurer and Secretary

Steven L. Cohen           58       Vice President, General Counsel and Assistant
                                      Secretary

Peter A. Joseph           50       Director

Timothy P. Mayhew         34       Director

      JACK C. BENDHEIM -- Director and Chairman of the Board. Mr. Bendheim was President from 1988 to 2002. He was Chief Operating Officer from 1988 to 1998, and was appointed Chief Executive Officer in 1998. He has been a director since 1984. Mr. Bendheim joined the Company in 1969 and served as Executive Vice President and Treasurer from 1983 to 1988 and as Vice President and Treasurer from 1975 to 1983. Mr. Bendheim is also a director of The Berkshire Bank in New York, New York, and Empire Resources, Inc., a metals trading company in Fort Lee, New Jersey.

      GERALD K. CARLSON -- Chief Executive Officer. Mr. Carlson joined the Company in May 2002 and has served as its Chief Executive Officer since then. Prior to joining the Company, Mr. Carlson served as the Commissioner of Trade and Development for the State of Minnesota from January 1999 to March 2001. Mr. Carlson served as Senior Vice President - Corporate Planning and Development from June 1996 to his retirement in October 1998 from Ecolab, Inc. During his thirty-two year career at Ecolab, Mr. Carlson also served as Senior Vice President of International as well as Senior Vice President and General Manager
- Institutional North America.

      MARVIN S. SUSSMAN -- Director, Vice Chairman and President of the Company's Animal Health Group. He has been a director since 1988 and was Chief Operating Officer from 1998 to 2002. Mr. Sussman joined the Company in 1971. Since then, he has served in various executive positions at the Company and at the Prince Group. Mr. Sussman was President of the Company's Prince Group from 1988 to 2002. Mr. Sussman is the brother-in-law of Jack Bendheim.

      JAMES O. HERLANDS -- Director and Executive Vice President, and President of PhibroChem. Mr. Herlands joined the Company in 1964. Since then, he has served in various capacities in sales/marketing and purchasing. He has been a director since 1988. Since 1992, Mr. Herlands has been President of the Company's PhibroChem Group. From 1988 to 1992, Mr. Herlands was Senior Vice President of the Company. Mr. Herlands is the first cousin of Jack Bendheim.

      RICHARD G. JOHNSON -- Chief Financial Officer. Mr. Johnson joined the Company in September 2002 and has served as its Chief Financial Officer since then. Prior to joining the Company, Mr. Johnson served as Vice President - Planning and Control, Latin America for Ecolab, Inc. from 1992 to 1999. In addition, Mr. Johnson served in various senior financial positions at Ecolab over a fifteen year period.

      JOSEPH M. KATZENSTEIN -- Treasurer and Secretary. Mr. Katzenstein joined the Company in 1962. Since 1982, he has been Secretary and Treasurer of the Company. Mr. Katzenstein served as corporate controller from 1966 to 1985.

      STEVEN L. COHEN -- Vice President and General Counsel. Mr. Cohen joined the Company in October 2000 and has served as its Vice President - Regulatory and General Counsel since then. Prior to joining the Company, Mr. Cohen was, from 1997 to 2000, General Counsel of Troy Corporation, a multi-national chemical company. From 1994 to 1997, Mr. Cohen was in the private practice of law.

      PETER A. JOSEPH -- Director. Mr. Joseph has served as Director of the Company since February 2001. From 1998 to present, he has been a member of Palladium Equity Partners, LLC. From 1986 to 1997, Mr. Joseph was a general partner of Joseph Littlejohn & Levy.

      TIMOTHY P. MAYHEW -- Director. Mr. Mayhew has served as Director of the Company since March 2002. Mr. Mayhew co-founded Palladium in 1997 and serves as a member. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph, Littlejohn & Levy, which he joined in 1993.

Item 11. Executive Compensation.

      The following table sets forth the cash compensation paid by the Company and its subsidiaries for services during fiscal 2002, 2001, and 2000 to each of the Company's most highly compensated executive officers:

                                                           Annual Compensation
                                                  ------------------------------------
     Name and                                                             Other Annual     All Other
Principal Position                       Year       Salary       Bonus    Compensation   Compensation**
------------------                       ----       ------       -----    ------------   --------------
Jack C. Bendheim ....................    2002     $1,500,000   $265,000     $     --        $6,000
Chairman                                 2001     $1,640,000   $600,000     $     --        $5,300
                                         2000     $1,500,000   $     --     $     --        $5,362

Gerald K. Carlson*** ................    2002     $   49,350   $     --     $     --        $   --
Chief Executive Officer

Marvin S. Sussman* ..................    2002     $1,000,000   $     --     $     --        $6,000
Director and Vice Chairman;              2001     $  733,500   $710,000     $     --        $5,300
President of Animal Health Group         2000     $  467,000   $667,600     $     --        $5,362

James O. Herlands ...................    2002     $  400,000   $150,000     $     --        $6,000
Executive Vice President;                2001     $  395,000   $382,500     $     --        $5,300
President of Phibrochem                  2000     $  382,000   $252,500     $     --        $5,362

David C. Storbeck**** ...............    2002     $  195,000   $     --     $     --        $2,690
Former Chief Financial Officer           2001     $   88,625   $     --     $     --        $   --

Steven L. Cohen**** .................    2002     $  175,000   $     --     $     --        $1,650
Vice President & General Counsel         2001     $  131,250   $     --     $     --        $   --

----------
* Pursuant to a Stockholders Agreement between Mr. Sussman and the Company, the Company is required to purchase, at book value, all shares of the Company's Class B Common Stock owned by Mr. Sussman in the event of his retirement, death, disability or the termination of his employment by the Company. Should Mr. Sussman elect to sell his shares, the Company has a right of first offer and an option to purchase the shares. See "Certain Relationships and Related Transactions." As a result, each year, the Company is required to record as compensation to Mr. Sussman the change in the book value of the Company attributable to Mr. Sussman's shares. For 2002, 2001 and 2000, the amount attributable to Mr. Sussman's shares was ($378,000), ($3,135,000) and $1,137,000, respectively. No distributions have been made to Mr. Sussman under this agreement.

** Represents contributions by the Company under its 401(k) Retirement and Savings Plan. See "Compensation Pursuant to Plans."

***   Salary is since date of employment for 2002.

**** Salary is since date of employment for 2001. Mr. Storbeck terminated employment as an officer of the Company in September 2002.

      In fiscal 2002, the Company granted no options to the named executive officers and no options were held or exercised by any of the named executive officers.

Employment and Severance Agreements

      The Company entered into an employment agreement with Gerald K. Carlson in May 2002, whereby Mr. Carlson will serve as the Company's Chief Executive Officer. The agreement provides for a base salary of $500,000 during the first year of its term. Mr. Carlson is eligible to receive an annual bonus of up to 150% of his base salary based on the Company's achievement of certain specified EBITDA growth targets. If Mr. Carlson is terminated without Cause (as defined) or he voluntarily terminates the agreement with Good Reason (as defined), he is entitled to receive the accrued portion of the target annual bonus, as well as an amount ranging from two to eight months of base salary depending on when such termination occurs. If, within six months after a change of control (as defined), Mr. Carlson is terminated without cause or he voluntarily terminates the agreement with Good Reason, he will be entitled to receive a lump sum payment equal to the amount of annual target bonus accrued to the date of termination, plus 100% of base salary and 50% of annual target bonus. The Company is obligated under the agreement to provide separate indemnification insurance to Mr. Carlson in the amount of the current coverage provided to the Company's current board of directors.

      The Company entered into a severance agreement and release with David C. Storbeck in September, 2002. Under the terms of the agreement, Mr. Storbeck is entitled to receive $200,000 payable over a twelve-month period. In addition, the Company entered into a three month consulting agreement with Mr. Storbeck at the rate of $1,000 per day.

      The Company entered into an employment agreement with Marvin S. Sussman in December 1987. The term of employment is from year-to-year, unless terminated by the Company at any time or by his death or permanent disability.

      In 1995, James O. Herlands purchased stock in Phibro-Tech. In connection therewith, the Company entered into a severance agreement with him. The agreement provides that, upon his Actual or Constructive Termination or a Change in Control Event (as such terms are defined), he is entitled to receive a cash Severance Amount (as defined therein), based upon a multiple of Phibro-Tech's pre-tax earnings (as defined therein). In addition, if an Extraordinary Event (as defined) occurs within 12 months after the occurrence of an Actual or Constructive Termination, the executive is entitled to receive an additional Catch-up Payment (as defined). At June 30, 2002, no severance payments would have been due to Mr. Herlands if he were terminated. See "Certain Relationships and Related Transactions."

Compensation Pursuant to Plans

      401(k) Plan. The Company maintains for the benefit of its employees a 401(k) Retirement and Savings Plan (the "Plan"), which is a defined contribution, profit sharing plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Employees of the Company are eligible for participation in the Plan once they have attained age 21 and completed a year of service (in which the employee completed 1,000 hours of service). Up to $200,000 (indexed for inflation) of an employee's base salary may be taken into account for Plan purposes. Under the Plan, employees may make pre-tax contributions of up to 60.0% of such employee's base salary, and the Company will make non-matching contributions equal to 1% of an employee's base salary and matching contribution equal to 50.0% of an employee's pre-tax contribution up to 3.0% of such employee's base salary and 25.0% of such employee's pre-tax contribution from 3.0% to 6.0% of base salary. Participants are vested in employer contributions in 20% increments beginning after completion of the second year of service and become fully vested after five years of service. Distributions are generally payable in a lump sum after termination of employment, retirement, death, disability, plan termination, attainment of age 59 1/2, disposition of substantially all of the Company's assets or upon financial hardship. The Plan also provides for Plan loans to participants.

      The accounts of Messrs. Bendheim, Carlson, Sussman, Herlands, Storbeck, and Cohen were credited with employer contributions of $6,000, $0, $6,000, $6,000, $2,690 and $1,650, respectively, for fiscal 2002.

      Retirement Plan. The Company has adopted The Retirement Plan of Philipp Brothers Chemicals Inc. and Subsidiaries and Affiliates, which is a defined benefit pension plan (the "Retirement Plan"). Employees of the Company are eligible for participation in the Retirement Plan once they have attained age 21 and completed a year of service (which is a Plan Year in which the employee completes 1,000 hours of service). The Retirement Plan provides benefits equal to the sum of (a) 1.0% of an employee's "average salary" plus 0.5% of the employee's "average salary" in excess of the average of the employee's social security taxable wage base, times years of service after July 1, 1989, plus (b) the employee's frozen accrued benefit, if any, as of June 30, 1989 calculated under the Retirement Plan formula in effect at that time. For purposes of calculating the portion of the benefit based on "average salary" in excess of the average wage base, years of service shall not exceed 35. "Average salary" for these purposes means the employee's salary over the consecutive five year period in the last ten years preceding retirement or other termination of employment which produces the highest average; or, if an employee has fewer than five years of service, all such years of service. An employee becomes vested in his plan benefit once he completes five years of service with the Company. In general, benefits are payable after retirement or disability in the form of a 50%, 75% or 100% joint or survivor annuity, life annuity or life annuity with a five or ten year term. In some cases benefits may also be payable under the Retirement Plan in the event of an employee's death.

      The  following  table  shows  estimated   annual  benefits   payable  upon
retirement in specified compensation and years of service classifications, assuming a life annuity with a ten year term.

                                          Years of Service
                         -------------------------------------------------------
Average Compensation        15          20         25           30          35
--------------------     -------     -------     -------     -------     -------
$25,000 ............     $ 3,750     $ 5,000     $ 6,250     $ 7,500     $ 8,750
$50,000 ............     $ 7,500     $10,000     $12,500     $15,000     $17,500
$75,000 ............     $11,850     $15,120     $18,750     $22,500     $26,250
$100,000 ...........     $17,480     $22,620     $27,790     $32,990     $38,430
$150,000 ...........     $28,730     $37,620     $46,540     $55,490     $64,680
$200,000 ...........     $33,230     $43,620     $54,040     $64,490     $75,180

      As of June 30, 2002, Messrs. Bendheim, Carlson, Sussman, Herlands, and Cohen had 33, 0, 31, 38, and 2 estimated credited years of service, respectively, under the Retirement Plan. The compensation covered by the Retirement Plan for each of these officers as of June 30, 2002 is $200,000. Such individuals, at age 65, will have 43, 6, 41, 43, and 9 credited years of service, respectively. The annual expected benefit after normal retirement at age 65 for each of these individuals, based on the compensation taken into account as of June 30, 2002, is $109,380, $13,880, $124,900, $122,510, and
$19,510, respectively.

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

      The following table shows the estimated benefits from this plan as of June 30, 2002.

                                     Annual       Survivor's       Deferred
                                   Retirement      Income        Compensation
                                 Income Benefit    Benefit         Benefit
                                 --------------    -------         -------
Jack C. Bendheim ............       $23,342       $1,500,000       $259,941
James O. Herlands ...........       $23,342       $  780,000       $232,975
Marvin S. Sussman ...........       $23,342       $1,500,000       $ 87,998

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

      Executive Income Program. On March 1, 1990, the Company entered into an Executive Income Program to provide a pre-retirement death benefit and a retirement benefit to certain of its executives. The Program consists of a Split-Dollar Agreement and a Deferred Compensation Agreement with Jack Bendheim, Marvin S. Sussman and James O. Herlands (the "Executives"). The Split Dollar Agreement provides for the Company to own a whole life insurance policy in the amount of $1,000,000 (plus additions) on the life of each Executive.

      Each policy also contains additional paid-up insurance and extended term insurance. On the death of the Executive prior to his 60th birthday or his actual retirement date, whichever is later: (i) the first $1,000,000 of the death benefit is payable to the Executive's spouse, or issue; (ii) the excess is payable to the Company up to the aggregate amount of premiums paid by the Company; and (iii) any balance is payable to the Executive's spouse or issue. The Split-Dollar Agreement terminates and no benefit is payable if the Executive dies after his retirement from the Company. The Deferred Compensation Agreement provides that upon the Executive's retirement, at or after attaining age 65, the Company will make a monthly retirement payment to the Executive during his life for 10 years or until he or his beneficiaries have received a total of 120 monthly payments. The Company intends to fund the payments using the cash value or the death benefit from the life insurance policy insuring each Executive's life. The monthly retirement benefits are as follows: Jack Bendheim $2,500; Marvin S. Sussman $2,500; and James O. Herlands $1,666.

Meetings and Compensation of Directors

      During fiscal 2002, the Board of Directors took certain actions by both written consent and at regular meetings. Directors are elected annually and serve until the next annual meeting of Shareholders or until their successors are elected and qualified. The Company's directors do not receive any cash compensation for service on the Board of Directors, but directors may be reimbursed for certain expenses in connection with attendance at board meetings. The Company has entered into certain transactions with certain of the directors. See "Certain Relationships and Related Transactions."

Committees of the Board of Directors

      The Company's Board of Directors has not created any committees.

Report of Board of Directors as to Compensation

      The Company does not have a Compensation Committee or other Board Committee performing equivalent functions. Executive compensation is determined by the Board as a whole. During fiscal 2002, Messrs. Bendheim, Sussman, Herlands, Joseph and Adam Karr (prior to his resignation in March 2002) and Mayhew (after his appointment in March 2002) participated in deliberations regarding compensation of the Company's officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The table sets forth certain information as of June 30, 2002 regarding beneficial ownership of the Company's capital stock by each director and named executive officer of the Company, each beneficial owner of 5% or more of the outstanding shares of capital stock and all directors and officers as a group.

                                         Number of Shares (Percentage of Class)
                                         --------------------------------------
Name                                     Class A Voting(1)    Class B Voting(2)
----                                     -----------------    -----------------
Jack Bendheim(3)........................  12,600 (100%)       10,699.65 (90%)(4)
Marvin S. Sussman ......................        --             1,188.85 (10%)
All other officers and directors(5).....        --                    --
All officers and directors as a group...  12,600 (100%)       11,888.50 (100%)

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

(5) Peter A. Joseph and Timothy P. Mayhew have been designated as directors of the Company by Palladium Equity Partners, LLC which beneficially owns
      25,000 and 20,000 shares of the Company's Class B and Class C Preferred Stock, respectively.

Item 13. Certain Relationships and Related Transactions.

      Phibro-Tech leases the property underlying its Santa Fe Springs, California facility from First Dice Road Company, a California limited partnership ("First Dice"), in which Jack Bendheim, the Company's President and principal stockholder, Marvin S. Sussman and James O. Herlands, directors of the Company, own 39.0%, 40.0% and 20.0% limited partnership interests, respectively. The general partner, having a 1% interest in the partnership, is Western Magnesium Corp., a wholly-owned subsidiary of the Company, of which Jack Bendheim is the president. The lease expires on June 30, 2008. The annual rent is $250,000. Phibro-Tech is also required to pay all real property taxes, personal property taxes and liability and property insurance premiums. In June 2001, Jack Bendheim entered into a secured $1.4 million revolving credit arrangement with First Union National Bank, which replaced a prior loan from Fleet Bank. Mr. Bendheim reloans borrowings under the First Union credit line to First Dice on the same terms as his borrowing from First Union. The Company believes that the terms of such lease and loan are on terms no less favorable to Phibro-Tech than those that reasonably could be obtained at such time in a comparable arm's-length transaction from an unrelated third-party.

      Pursuant to a Shareholders Agreement dated December 29, 1987 between Marvin S. Sussman and the Company, the Company is required to purchase, at book value, all shares of the Company's Class B Common Stock owned by Mr. Sussman, in the event of his retirement, death, permanent disability or the termination of his employment by the Company. Should Mr. Sussman elect to sell his shares, the Company has a right of first offer and an option to purchase the shares.

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

      In connection with the retirement of Nathan Z. Bistricer from the Company and Phibro-Tech in January, 2001, pursuant to the Shareholders Agreement among the executives and Phibro-Tech, the Company paid $855,000 in connection with the repurchase of 71.67 shares of his Class B Common Stock of Phibro-Tech. In addition, in satisfaction of Phibro Tech's severance obligation under a Severance Agreement between Phibro Tech and Mr. Bistricer, the Company agreed to pay $516,070 in twenty-four (24) equal monthly installments to Mr. Bistricer. The Company also agreed to provide certain unspecific out-placement services to Mr. Bistricer not to exceed $15,000 in total costs and fees.

      The Company has periodically advanced funds to Jack Bendheim on a short-term, non-interest-bearing basis.

      The Company has advanced $200,000 to Marvin Sussman and his wife pursuant to a secured promissory note that is payable on demand and bears interest at the annual rate of 9%.

      Mr. Philip Bendheim, brother of Jack C. Bendheim, received directly, or through his consulting firm Ceres Advisors, annual aggregate payments of approximately $115,000 for the fiscal year ended June 30, 2002.

      In connection with the sale of the Company's Series B and Series C Preferred Stock to Palladium Equity Partners LLC and related entities (the "Palladium Investors"), the Company and Jack Bendheim entered into a Stockholders Agreement (the "Palladium Stockholders Agreement") dated November 30, 2000 with the Palladium Investors. The Palladium Stockholders Agreement provides for the Company's Board to be comprised of five Directors, at least two of whom will be designees of the Palladium Investors. Peter A. Joseph and Timothy P. Mayhew are designees of the Palladium Investors currently serving as Directors of the Company. If and for so long as the Company fails to redeem any share of Series B or Series C Preferred Stock requested for redemption by a Palladium Investor after the earliest to occur of June 1, 2008 (the maturity date of the Company's 9 7/8% Senior Subordinated Notes due 2008), the redemption of such Notes in full prior thereto or a change in control of the Company, then
(x) the Palladium Investors may take control of the Board of Directors of the Company, and (y) Jack C. Bendheim has agreed to cause all equity securities owned by him to be voted in the manner directed by the Palladium Investors; provided, that, the Company must pay Jack Bendheim and Marvin Sussman, whether or not employed by the Company, an amount not less than their respective annual base salaries in effect immediately prior to such assumption of control, until the earlier to occur of the expiration of control by the Palladium Investors and the fifth anniversary of their assumption of control.

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

Item 14. Internal Controls.

      (a) Evaluation of disclosure controls.

          Not applicable.

      (b) Changes in internal controls.

          None

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Exhibits

Exhibit No.                         Description of Exhibit

3.1      Composite Certificate of Incorporation of Registrant(7)

3.2      By-laws of Registrant(1)

4.1 Indenture, dated as of June 11, 1998, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company(1)

4.1.1 Supplemental Indenture, dated as of November 30, 2000, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(7)

         Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2002. For a description of such indebtedness, see Note 7 of Notes to Consolidated Financial Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

10.1 Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated November 30, 2000, among Registrant, the Guarantors thereunder and PNC Bank, National Association ("PNC")(4)

10.1.1 First Amendment to Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated September 28, 2001 and effective June 30, 2001, among Registrant, the Guarantors thereunder and PNC(7)

10.1.2 Second Amendment to Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated October 18, 2002 among Registrant, the Guarantors thereunder and PNC(8)

10.2 Manufacturing Agreement, dated May 15, 1994, by and between Merck & Co., Inc., Koffolk, Ltd., and Registrant(1)+

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

10.16 Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental Protection, Division of Hazardous Waste Management, to C.P. Chemicals, Inc.(1)

10.17    Agreement for Transfer of Ownership, dated as of June 8, 2000, between
         C. P. Chemicals, Inc. ("CP") and the Township of Woodbridge ("Township"), and related Environmental Indemnification Agreement, between CP and Township, and Lease, between Township and CP(2)

10.18 Stockholders' Agreement, dated as of January 5, 2000, among shareholders of Penick Holding Company ("PHC"), and Certificate of Incorporation of PHC and Certificate of Designation, Preferences and Rights of Series A Redeemable Cumulative Preferred Stock of PHC(2)

10.19 Separation Agreement among Registrant, Phibro Tech, Inc. and Nathan Bistricer dated as of October 4, 2000(3)

10.20 Stock Purchase Agreement between Phibro Tech, Inc. and Nathan Bistricer dated as of October 4, 2000(3)

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

10.24 United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.24.1 Amendment No. 1 to United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001(6)

10.25 Supply Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.26 License Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.27 Management and Advisory Services Agreement dated November 30, 2000 between Registrant and Palladium Equity Partners, L.L.C.(7)++

10.28 Employment Agreement, dated May 28, 2002, by and between Registrant and Gerald K. Carlson(8)++

10.29 Agreement and General Release, and Consulting Agreement dated as of September 11, 2002, by and between Registrant and David C. Storbeck(8)
         ++

21       List of Subsidiaries(8)

----------
1 Filed as an Exhibit to the Registrant's Registration Statement on Form S-4, No. 333-64641.

2 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

3 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

4 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated November 30, 2000.

5 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.

6 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 14, 2001.

7 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

8     Filed herewith.

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

      (c) Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2002.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2
Consolidated Balance Sheets-June 30, 2002 and 2001                           F-3
Consolidated Statements of Operations and Comprehensive
  Income-for the years ended June 30, 2002, 2001 and 2000                    F-4
Consolidated Statements of Changes in Stockholders'
  Equity-for the years ended June 30, 2002, 2001 and 2000                    F-5
Consolidated Statements of Cash Flows-for the years ended
  June 30, 2002, 2001 and 2000                                               F-6
Notes to Consolidated Financial Statements                                   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Philipp Brothers Chemicals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Philipp Brothers Chemicals, Inc. and its subsidiaries at June 30, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
October 9, 2002, except for Notes 1, 3 and 7, for which the date is October 18, 2002

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          As of June 30, 2002 and 2001

               (In Thousands, except share and per share amounts)

                      ASSETS                               2002         2001
                                                         ---------    ---------
CURRENT ASSETS:
     Cash and cash equivalents                           $   6,419    $  14,845
     Trade receivables, less allowance for doubtful
         accounts of $2,927 at June 30, 2002 and
         $2,369 at June 30, 2001                            65,161       77,910
     Other receivables                                       3,912        4,800
     Inventories                                            93,517       83,796
     Prepaid expenses and other current assets              15,965       17,448
                                                         ---------    ---------
            TOTAL CURRENT ASSETS                           184,974      198,799

PROPERTY, PLANT AND EQUIPMENT, net                          84,730      102,323

INTANGIBLES                                                 13,200        5,594

OTHER ASSETS                                                13,540       23,303
                                                         ---------    ---------
                                                         $ 296,444    $ 330,019
                                                         =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdraft                                      $   7,767    $   4,222
     Loans payable to banks                                 41,535       28,463
     Current portion of long-term debt                       8,851        5,404
     Accounts payable                                       42,280       51,304
     Accrued expenses and other current liabilities         34,080       35,378
                                                         ---------    ---------
            TOTAL CURRENT LIABILITIES                      134,513      124,771

LONG-TERM DEBT                                             136,641      139,464

OTHER LIABILITIES                                           29,877       13,021
                                                         ---------    ---------
            TOTAL LIABILITIES                              301,031      277,256
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
     Series B and C preferred stock                         56,602       48,980
     Common stock                                               --          378
                                                         ---------    ---------
            TOTAL REDEEMABLE SECURITIES                     56,602       49,358
                                                         ---------    ---------

STOCKHOLDERS' EQUITY:
     Preferred stock-$100 par value, 150,543
         shares authorized, none issued at                     521          521
         June 30, 2002 and 2001; Series A
         Preferred Stock-$100 par value, 6%
         non-cumulative, 5,207 shares authorized
         and issued at June 30, 2002 and 2001
     Common stock-$0.10 par value, 30,300 shares                 2            2
         authorized and 24,488 shares issued at
         June 30, 2002 and 2001
     Paid-in capital                                           740          878
     Retained earnings                                     (49,652)       9,741
     Accumulated other comprehensive income (loss) -
         gain on derivative instruments                      1,062           --
         cumulative currency translation adjustment        (13,862)      (7,737)
                                                         ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                     (61,189)       3,405
                                                         ---------    ---------
                                                         $ 296,444    $ 330,019
                                                         =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                For the Years Ended June 30, 2002, 2001 and 2000

                                 (In Thousands)

                                                2002        2001        2000
                                              --------    --------    --------

NET SALES                                     $388,813    $364,410    $323,026

COST OF GOODS SOLD (2002 includes $14,458
    of incremental depreciation for planned
    asset shutdown - See Note 2)               322,347     291,137     249,582
                                              --------    --------    --------
    GROSS PROFIT                                66,466      73,273      73,444

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                    81,331      72,297      59,251

ASSET WRITEDOWNS                                 6,799          --          --

CURTAILMENT OF OPERATIONS AT
    MANUFACTURING FACILITY                          --          --      (1,481)
                                              --------    --------    --------
    OPERATING (LOSS) INCOME                    (21,664)        976      15,674

OTHER:
    Interest expense                            18,158      18,297      14,754
    Interest income                               (356)       (566)       (600)
    Other (income) expense, net                 (1,243)      2,561       2,230
    Gain from property damage claim                 --          --        (946)
    Gains from sale of assets                     (112)     (2,440)    (13,763)
                                              --------    --------    --------
    (LOSS) INCOME BEFORE INCOME TAXES          (38,111)    (16,876)     13,999

PROVISION (BENEFIT) FOR INCOME TAXES            13,659      (1,981)      3,946
                                              --------    --------    --------
    NET (LOSS) INCOME                          (51,770)    (14,895)     10,053

OTHER COMPREHENSIVE INCOME (LOSS) -
    Gain on derivative instruments               1,062          --          --
    Change in foreign currency
      translation adjustment                    (6,125)     (5,146)         55
                                              --------    --------    --------
    COMPREHENSIVE (LOSS) INCOME               $(56,833)   $(20,041)   $ 10,108
                                              ========    ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                For the Years Ended June 30, 2000, 2001 and 2002

                                 (In Thousands)

                                              Preferred           Common
                                                Stock              Stock                                    Accumulated
                                              ---------      ------------------                                Other
                                                             Class        Class       Paid-in    Retained  Comprehensive
                                               Series A       "A"          "B"        Capital    Earnings  (Loss) Income-    Total
                                              ---------      -----        -----       -------    --------  --------------    -----
BALANCE, JULY 1, 1999                          $    521     $      1     $      1    $    816    $ 22,755     $ (2,646)    $ 21,448

   Foreign currency translation
    adjustment                                                                                                      55           55

   Receivable from principal
    shareholder                                                                            62                                    62

   Net income                                                                                      10,053                    10,053
                                               --------     --------     --------    --------    --------     --------     --------
BALANCE, JUNE 30, 2000                         $    521     $      1     $      1    $    878    $ 32,808     $ (2,591)    $ 31,618
                                               ========     ========     ========    ========    ========     ========     ========
   Accretion of redeemable
    preferred securities to fair
    market value                                                                                   (4,192)                   (4,192)

   Dividends on Series B and C
    redeemable preferred stock                                                                     (3,980)                   (3,980)

   Foreign currency translation
    adjustment                                                                                                  (5,146)      (5,146)

   Net loss                                                                                       (14,895)                  (14,895)
                                               --------     --------     --------    --------    --------     --------     --------
BALANCE, JUNE 30, 2001                         $    521     $      1     $      1    $    878    $  9,741     $ (7,737)    $  3,405
                                               ========     ========     ========    ========    ========     ========     ========
   Dividends on Series B and C
    redeemable preferred stock                                                                     (7,623)                   (7,623)

   Gain on derivative
    instruments                                                                                                  1,062        1,062

   Foreign currency translation
    adjustment                                                                                                  (6,125)      (6,125)

   Receivable from principal
    shareholder                                                                          (138)                                 (138)

   Net loss                                                                                       (51,770)                  (51,770)
                                               --------     --------     --------    --------    --------     --------     --------
BALANCE, JUNE 30, 2002                         $    521     $      1     $      1    $    740    $(49,652)    $(12,800)    $(61,189)
                                               ========     ========     ========    ========    ========     ========     ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Years Ended June 30, 2002, 2001 and 2000

                                 (In Thousands)

                                                       2002        2001        2000
                                                     --------    --------    --------
OPERATING ACTIVITIES:
   Net (loss) income                                 $(51,770)   $(14,895)   $ 10,053
   Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
     Depreciation and amortization                     31,548      13,832      11,866
     Deferred income taxes                             10,972      (7,568)      1,438
     Provision for curtailment of operations
       at manufacturing facility                           --          --      (1,481)
     Gain from property damage claim                       --          --      (1,053)
     Gains from sale of assets                           (112)     (2,440)    (13,763)
     Change in redemption amount of
       redeemable common stock                           (378)     (3,491)      1,007
     Asset writedowns                                   6,799          --          --
     Effects of changes in foreign currency             2,120          --          --
     Other                                              2,161       2,291         727

     Changes in operating assets and liabilities,
      net of effect of businesses acquired:
       Accounts receivable                             10,341      (1,409)     (8,281)
       Inventories                                    (12,140)     (1,999)        584
       Prepaid expenses and other current assets       (1,043)      4,987      (2,282)
       Other assets                                     3,204       2,203      (1,545)
       Accounts payable                                (9,889)     19,469      (3,768)
       Accrued expenses and other current
         liabilities                                    3,442       2,161      (1,411)
                                                     --------    --------    --------
       NET CASH (USED IN) PROVIDED BY OPERATING
         ACTIVITIES                                    (4,745)     13,141      (7,909)
                                                     --------    --------    --------

INVESTING ACTIVITIES:
   Capital expenditures                               (11,346)    (14,544)    (22,604)
   Acquisition of businesses, net of cash acquired     (7,182)    (51,700)         --
   Proceeds from property damage claim                    411          --       3,999
   Proceeds from sale of assets                           173      26,470      18,750
   Other investing                                        583        (375)     (4,203)
                                                     --------    --------    --------
       NET CASH USED IN INVESTING ACTIVITIES          (17,361)    (40,149)     (4,058)
                                                     --------    --------    --------

FINANCING ACTIVITIES:
   Cash overdraft                                       3,438       2,654         682
   Net increase (decrease) in short-term debt          12,656      (8,006)      4,189
   Proceeds from long-term debt                         2,322       9,363      18,286
   Proceeds from issuance of redeemable preferred
     stock                                                 --      45,000          --
   Payments of long-term debt                          (4,739)     (4,924)    (11,871)
   Other financing                                         --      (4,192)         62
                                                     --------    --------    --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES       13,677      39,895      11,348
                                                     --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     3        (445)         --
                                                     --------    --------    --------
       NET (DECREASE) INCREASE IN CASH AND CASH
         EQUIVALENTS                                   (8,426)     12,442        (619)

CASH AND CASH EQUIVALENTS at beginning of period       14,845       2,403       3,022
                                                     --------    --------    --------
       CASH AND CASH EQUIVALENTS at end of period    $  6,419    $ 14,845    $  2,403
                                                     ========    ========    ========
Supplementary Cash Flow Information:

   Interest paid                                     $ 17,173    $ 16,810    $ 13,694
                                                     ========    ========    ========
   Income taxes paid                                 $  2,880    $  1,320    $  1,355
                                                     ========    ========    ========

Summary of significant noncash investing and financing activities:

   Capital lease additions                           $     --    $     --    $  1,536
                                                     ========    ========    ========
   Debt issued in connection with acquisition        $     --    $ 25,093    $     --
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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies

Description of Business:

      Philipp Brothers Chemicals, Inc. is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals which are sold world-wide for use in numerous markets, including animal health and nutrition, agriculture, pharmaceutical, electronics, wood treatment, glass, construction, and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries. The Company believes it has leading positions in certain of its end markets and has global marketing and manufacturing capabilities. The Company's products are manufactured at company-owned and contract manufacturing facilities in the United States and internationally.

Principles of Consolidation and Basis of Presentation:

      The consolidated financial statements include the accounts of Philipp Brothers Chemicals, Inc. and its subsidiaries, all of which are either wholly-owned or controlled (collectively, referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      The fiscal  year of the  Israeli  and  Brazilian  subsidiaries  of Koffolk
(1949) Ltd. ("Koffolk Israel") ends on March 31. Accordingly, the accounts of these subsidiaries are included in the consolidated financial statements on a three-month lag.

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

      As of June 30, 2002, the Company was not in compliance with the financial covenants included in its senior credit facility ("credit agreement" or "facility") with its lending banks, for which PNC Bank serves as agent. As a result, the credit agreement was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the facility from $70 million to $55 million; limit borrowings under the capital expenditure line of the facility to the current outstanding balance of $5.8 million; and revise the interest rate to 1.5% to 1.75% per annum over the base rate (as defined in the agreement). Management believes that the reduced maximum availability and the revised borrowing base formula under the revolving credit portion of the facility will not adversely affect the Company's ability to meet its cash requirements during fiscal 2003.

      The Company's ability to fund its fiscal 2003 operating plan relies upon continued availability of the credit agreement which, in turn, requires the Company to maintain compliance with the amended financial covenants. The Company believes that it will be able to comply with the terms of the amended covenants based on its forecasted operating plan for 2003. In the event of adverse operating results and resultant violation of the covenants during 2003, the Company cannot be certain it will be able to obtain such waivers or amendments on favorable terms, if at all.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

Risks and Uncertainties--(Continued):

      In addition, the Company's credit agreement and its note payable to Pfizer, Inc. (see Notes 3 and 7) mature in November 2003 and March 2004, respectively. The Company's management has undertaken actions to improve the Company's operating performance and overall liquidity in order to reduce debt levels and allow for ultimate refinancing of this debt in fiscal 2004. These actions include cost reduction activities, working capital improvement programs, shutdown of unprofitable operations, deferral and forbearance of certain obligations to Pfizer (see Note 3), and possible sale of certain business operations and other assets. These actions are ongoing and will continue to be re-evaluated during fiscal 2003.

      The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. The sale of feed additives containing antibiotics is a material portion of the Company's business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on the Company's financial position, results of operations and cash flows.

Use of Estimates:

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the periods reported. Actual results could differ from those estimates. Significant estimates include reserves for bad debts, inventory obsolescence, environmental matters, depreciation and amortization periods of long-lived assets, recoverability of long-lived assets and realizability of deferred tax assets.

Revenue Recognition:

      Revenue is recognized upon transfer of title and risk of loss to the customer, generally at time of shipment. Net sales are comprised of total sales billed, net of goods returned, trade discounts and customer allowances.

Shipping and Handling

      Included in the revenues shown on the Company's consolidated statement of operations is shipping and handling income of $7,195, $6,102, and $5,393 for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

      Beginning in the fiscal year ending June 30, 2002, all shipping and handling costs were included in cost of goods sold. As a result, shipping and handling costs of $22,275 and $18,725 for 2001 and 2000, respectively, have been reclassified to cost of goods sold.

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

      If the LIFO method of valuing certain inventories had not been used, total inventories at June 30, 2002 and 2001 would have been higher by $521 and $716, respectively. Inventories valued at LIFO amounted to $3,111 at June 30, 2002 and $4,142 at June 30, 2001.

      Inventories consist of the following at June 30, 2002 and 2001:

                                                       2002                2001
                                                     -------             -------
Raw Materials ..........................             $23,524             $22,614
Work in process ........................               2,098               4,257
Finished goods .........................              67,895              56,925
                                                     -------             -------
                                                     $93,517             $83,796
                                                     =======             =======

Property, Plant and Equipment:

      Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized in 2002, 2001 and 2000 was $106, $277 and $0, respectively. Depreciation is calculated using the straight-line method based upon estimated useful lives as follows:

      Building and improvements ......................          8-20 years
      Machinery and equipment ........................          3-10 years

Deferred Financing Costs:

      Deferred financing costs are being amortized using the interest method over the ten-year life of the notes. Deferred costs relating to the senior credit facility are being amortized over the three-year life of the agreement.

Intangibles:

      Intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Accumulated amortization amounted to $8,885 and $5,872 at June 30, 2002 and 2001, respectively.

Licensing and Permit Fees:

      Licensing and permit fees incurred to obtain the required federal, state and local hazardous waste treatment, storage and disposal permits are included in other assets and are amortized over the lives of the licenses, permits and rights of 5 to 10 years.

Foreign Currency Translation:

      Balance sheet accounts of the Company's foreign subsidiaries, with the exception of the Brazilian and Israeli subsidiaries of Koffolk Israel are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are reflected as a separate component of stockholders' equity.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

Foreign Currency Translation--(Continued):

      The Brazilian and Israeli subsidiaries of Koffolk Israel transact substantially all of their business in U.S. dollars. Accordingly, the U.S. dollar is designated as the functional currency for these operations and translation gains and losses are included in determining net income or loss. Net exchange gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are reflected as a separate component of stockholders' equity. Translation gains and losses relating to intercompany debt of short-term investment nature are included in other income and expense, net in the accompanying consolidated statements of operations. Net gains were $2,754 and net losses were $2,678 and $2,142 for the years ended June 30, 2002, 2001 and 2000, respectively. Other foreign currency transaction gains and losses are not material.

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

Advertising Costs:

      Advertising expenditures, expensed when incurred, were $2,086, $800 and $953 for the years ended June 30, 2002, 2001 and 2000, respectively.

Impairment of Long-Lived Assets:

      The Company evaluates the recoverability of long-lived assets, including intangible assets, when events or circumstances indicate that a diminution in value may have occurred, using certain financial indicators such as historical and future ability to generate cash flows from operations. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest or income taxes) are less than the carrying amount of the assets.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

Income Taxes:

      Income tax expense includes U.S. and foreign income taxes. The tax effect of certain temporary differences between amounts recognized for financial reporting purposes and amounts recognized for tax purposes are reported as deferred income taxes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts more likely than not to be realized.

Research and Development Expenditures:

      Research and development expenditures were $5,274, $2,952 and $2,297 for the years ended June 30, 2002, 2001 and 2000, respectively, and are expensed as incurred.

Reclassification:

      Certain  prior  amounts  in  the   accompanying   consolidated   financial
statements and related notes have been reclassified to conform to 2002 presentation.

New Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company has no goodwill, but is currently assessing the useful lives of its intangible assets.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 is effective for the Company on July 1, 2002. The statement established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company is currently assessing the impact of this statement.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is effective for the Company on July 1, 2002. The statement addresses significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the development of a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is currently assessing the impact of this statement.

      In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS No. 145"). Under the current rules, SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the Company's consolidated statement of operations, net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the Company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective for the Company on July 1, 2002. The Company is currently assessing the impact of this statement.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Organization and Summary of Significant Accounting Policies--(Continued)

New Accounting Pronouncements--(Continued):

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of this statement.

2. Restructuring and Asset Writedowns

      The Company's Odda, Norway operation has suffered operating losses during fiscal years 2002 and 2001. Odda is included in the Industrial Chemicals segment and had third party revenues of $24,179 and $22,056, and operating losses (before the effect of the $14,458 incremental depreciation and $5,133 asset impairment, both discussed below) of $7,165 and $4,014, for the fiscal years ended June 30, 2002 and 2001, respectively. The Company initiated and completed a number of cost cutting and efficiency initiatives. However, continued competitive pricing pressures on Odda's primary products and increasing raw material and production costs have more than offset the favorable impact of initiatives undertaken to date.

      During the third quarter of fiscal year 2002 the Company decided to cease production of two of Odda's three primary products as of June 30, 2002, and focus its resources on the remaining product line. Third party revenues of the remaining product line were $13,055 for the fiscal year ended June 30, 2002. The decision to cease production of these two products required the Company to accelerate the depreciation of the directly related property, plant, and equipment so these assets were fully depreciated by June 30, 2002. This change in expected remaining useful life has increased depreciation and amortization by $14,458 for the fiscal year ended June 30, 2002.

      In addition the Company has recorded restructuring charges of $2,075 in cost of goods sold and $1,157 in other (income) expense, net on the Company's consolidated statements of operations and comprehensive income. These charges relate primarily to inventory write-offs of $1,107, production personnel termination costs of $602 (approximately 124 employees), a loss on a contract to purchase electricity of $1,157 associated with the Company's decision to cease production of two of the three primary products, and other costs of $366. As of June 30, 2002, approximately 120 employees had been terminated. The remaining terminations are expected to occur by the end of January 2003. An accrual of $824 for restructuring costs still to be paid at June 30, 2002 remained in accrued expenses and other current liabilities on the Company's balance sheet at June 30, 2002. The Company anticipates that substantially all of the remaining restructuring costs will be paid by the end of January 2003.

      During the fourth quarter of fiscal year 2002, due to further deterioration of the Odda business, the Company reviewed certain long-lived assets of Odda for impairment under the scenarios of continuing production of Odda's remaining primary product or complete shutdown of the Odda operation. The review included an estimate of the future net cash flows under each scenario, weighted by management's estimate of the probability of realization and indicated an impairment of Odda's property, plant and equipment (which had a carrying value of $13,333 prior to impairment charges) at June 30, 2002. Accordingly, the Company determined the fair value of Odda's property, plant and equipment using a discounted net cash flow analysis. As a result an impairment charge of $5,133 was recorded in asset write-downs on the Company's consolidated statements of operations and comprehensive income.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

      During the fourth quarter of fiscal year 2002, due to an anticipated decline in future sales of Odda's carbide product (the result of a possible loss of a customer) the Company decided to review certain long-lived assets of its Carbide Industries subsidiary for impairment. Carbide Industries is included in the Company's Distribution segment. The review included an estimate of the future net cash flows and indicated an impairment of Carbide Industries' intangible assets (which had a carrying value of $3,077 prior to impairment charges) at June 30, 2002. Accordingly, the Company determined the fair value of Carbide Industries' intangible assets using a discounted cash flow analysis. As a result, an impairment charge of $1,666 was recorded in asset write-downs on the Company's consolidated statements of operations and comprehensive income.

3. Acquisitions

      On November 30, 2000, the Company purchased the Medicated Feed Additives ("MFA") business of Pfizer, Inc. The operating results of this business, now called Phibro Animal Health ("PAH"), are included in the Company's consolidated statements of operations from the date of acquisition and are included in the Animal Health and Nutrition Segment.

      The purchase price of $76,793 (including cost of acquisition) was paid with cash of $51,700 and the issue of a promissory note to Pfizer for $25,093, which matures in 2004 with interest payable semi-annually in arrears at 13%. The Company financed the $51,700 cash payment through the issuance of $40,808 of redeemable preferred securities ($45,000 of redeemable preferred securities, less costs connected with the issue of those securities of $4,192), and the remainder was financed through an amendment to existing bank credit facilities. In addition, under the terms of the purchase agreement, the Company is required to pay Pfizer a contingent purchase price based on a percentage of future net revenues of a particular product. The term of the contingent payments is five years from November 30, 2000. The maximum contingent purchase price due under this arrangement is limited to $55,000 with a maximum annual payment of $12,000. Contingent purchase price paid has been allocated to related production equipment up to fair value and the remainder is being allocated to product intangibles. The Company has recorded $7,498, allocated to related production equipment, and $9,176, allocated to product intangibles, under this agreement as of June 30, 2002, of which $7,182 has been paid during the year ended June 30, 2002. In October 2002, Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004. The balance sheet as of June 30, 2002 reflects the revised payment terms from Pfizer.

      In addition, the Company is required to pay Pfizer contingent purchase price up to a maximum of $10,000 over five years on the other products based on certain gross profit levels of the MFA business. No amounts have been accrued under this arrangement.

      The acquisition was accounted for in accordance with the purchase method and results of the MFA business have been included since the date of acquisition. The purchase price has been allocated to inventory, property, plant and equipment, production intangibles and pension liabilities. Property, plant and equipment include two facilities, Rixensart, Belgium and Guarulhos, Brazil. Following the closing, the Company operated under a supply agreement with Pfizer with respect to the manufacturing facility in Belgium pending regulatory approval of the transfer of title, which was completed on August 31, 2001. The Company recorded, as a cost of acquisition, a pension liability of $1,076 relating to the employees of the Belgium plant who elected to transfer their benefits and the amount of their accumulated benefit obligations on August 31, 2001.

      The audited consolidated results of the operation on a pro-forma basis as if such acquisition had occurred at the beginning of the periods being reported are as follows:

                                                    2001                 2000
                                                  ---------            ---------
Net sales .............................           $ 412,003            $ 477,335
Net (loss) income .....................             (15,722)              26,118

      The impact of purchase accounting adjustments to the inventory acquired from Pfizer increased the net loss in 2002 by $3,257 and in 2001 by $8,889.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

4. Property, Plant and Equipment

      Property, plant and equipment consists of the following at June 30:

                                                         2002             2001
                                                       --------         --------
Land .........................................         $  7,926         $  8,106
Buildings and improvements ...................           36,697           34,458
Machinery and equipment ......................          150,381          139,877
                                                       --------         --------
                                                        195,004          182,441
Less: Accumulated depreciation ...............          110,274           80,118
                                                       --------         --------
                                                       $ 84,730         $102,323
                                                       ========         ========

      Certain of the buildings of the Company's Israeli subsidiary are situated on land leased for a nominal amount from the Israel Land Authority. The lease expires on July 9, 2027.

      Depreciation expense amounted to $29,184, $11,887 and $10,343 for the years ended June 30, 2002, 2001 and 2000, respectively.

5. Related Party Transactions

      In January 2000, the principal stockholder of the Company invested $20 in a pharmaceutical company in exchange for a 20% voting common stock interest. Additionally, the Company invested $1,980 in preferred stock of the pharmaceutical company. The preferred stock investment, included in other assets, is being carried on the equity basis. The Company recorded a loss of $289 and $218 in other (income) expense, net for the years ended June 30, 2002 and 2001, respectively.

      A subsidiary of the Company leases the property underlying its Santa Fe Springs, California plant from a limited partnership, which is controlled by shareholders of the Company. The lease requires annual base rent of $250 and terminates on June 30, 2008. The Company is responsible under the lease agreement to pay all real property taxes.

      The Company has periodically advanced funds to the principal shareholder on a short-term, non-interest-bearing basis. At June 30, 2002 and 2001, $138 and $0 was outstanding, respectively.

6. Accrued Expenses and Other Current Liabilities

      The components of accrued expenses and other current liabilities at June 30, 2002 and 2001 are as follows:

                                                        2002         2001
                                                      -------      -------
      Commissions and rebates ..................      $   811      $ 3,116
      Pfizer contingent purchase price .........           --        6,473
      Employee related expenses ................        9,060        5,577
      Other accrued liabilities ................       24,209       20,212
                                                      -------      -------
                                                      $34,080      $35,378
                                                      =======      =======

7. Debt

      Loan's payable to banks include $38.0 million outstanding under the revolving credit agreement (refer to (b) below), $1.3 million outstanding of $8.5 million available under Koffolk's revolving line of credit with interest payable at 3.5%; $.6 million outstanding of $3.1 million available under La Cornubia's revolving line of credits with interest payable at 4.6% and 4.85%; and $1.6 million outstanding of $2.0 million available under Odda's revolving line of credit with interest payable at the LIBOR or NIBOR rate plus the applicable margin (refer to (d) below).

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
7. Debt--(Continued)

      Long-term debt consists of the following at June 30, 2002 and 2001:

                                                               2002       2001
                                                             --------   --------
Domestic:
   Senior Subordinated Notes due June 1, 2008 (a) ........   $100,000   $100,000
   Bank borrowings (b) ...................................      5,800      3,800
   Pfizer Promissory Note (c) ............................     22,584     25,093
   Capitalized lease obligations and other ...............      1,413      1,618
Foreign:
   Bank loans with interest at NIBOR plus 2.75%
      payable in Norwegian Krone (NOK) maturing
      through 2004 (d) ...................................      6,712      5,376
   Revolving credit bank loan with interest at NIBOR
      plus 2% payable in Norwegian Krone (NOK) maturing
      through 2003 (d) ...................................      1,510      1,801
   Norwegian Government Loan payable in Norwegian
      Krone (NOK) maturing in equal semi-annual
      payments through 2013 (e) ..........................      3,557      2,850
   Bank loans with interest at LIBOR plus 1 1/4%
      repayable with interest in equal quarterly
      installments through 2005 (f) ......................      3,000      4,000
   Capitalized lease obligations and other ...............        916        330
                                                             --------   --------
                                                              145,492    144,868
   Less: Current maturities ..............................      8,851      5,404
                                                             --------   --------
                                                             $136,641   $139,464
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

      (b) On November 30, 2000, the Company amended its senior credit facility with its lending banks, for which PNC Bank serves as agent, increasing the revolving credit portion of the facility to $70 million (from $35 million) and adding an additional $15 million facility for spending on capital expenditures. The amended agreement was effective December 1, 2000 and continues until November 30, 2003.

      The amended agreement contains a lock-box requirement and a subjective acceleration clause. Accordingly, the amounts outstanding under the revolving credit facility have been classified as short-term in accordance with the Emerging Issues Task Force Statement No. 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement" and are included in loans payable to banks in the consolidated balance sheet at June 30, 2002 and 2001. Advances under the capital expenditure facility have been classified as long-term.

      As of June 30, 2002, the Company was not in compliance with the financial covenants included in its senior credit facility. As a result, the credit agreement was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the facility

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

from $70 million to $55 million; limit borrowings under the capital expenditure line of the facility to the current outstanding balance of $5.8 million; and revise the interest rate to 1.5% to 1.75% per annum over the base rate (as defined in the agreement). Management believes that the reduced maximum availability and the revised borrowing base formula under the revolving credit portion of the facility will not adversely affect the Company's ability to meet its cash requirements during fiscal 2003.

      The credit facility requires, among other things, the maintenance of certain consolidated interest coverage ratios calculated quarterly, a certain level of trailing three month domestic cash flows calculated on a monthly basis, and contains an acceleration clause should a material adverse event (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries' stock, disposition of assets, investments, and mergers and acquisitions.

      The $55 million revolving credit facility is subject to availability under a borrowing base formula for domestic accounts receivable and inventories (as defined in the agreement), which also serve as collateral on the borrowings. Capital expenditure advances are repayable commencing on the first business day of the month next succeeding the second anniversary date of the closing date based upon a 60-month amortization table with all outstanding capital advances being repaid on the last day of the term.

      In addition to having $38.0 million outstanding under the revolving credit facility and $5.8 million outstanding under the facility for spending on capital expenditures, the Company had $4.5 million available under the borrowing base formula in effect as of June 30, 2002.

      (c) On December 1, 2000, in connection with the Pfizer acquisition, the Company issued a 13% promissory note to Pfizer in the amount of $25,093 with interest payable semi-annually. Principal payments, each equal to 10% of the amount of the loan, were paid December 3, 2001 and are due December 3, 2002. The remaining 80% of the loan is due March 1, 2004. The note is collateralized by the Company's facilities in Rixensart, Belgium and Guarulhos, Brazil.

      (d) The  Company's  Norwegian  subsidiary  (Odda)  has  entered  into  two separate multi-currency revolving facilities as follows: In August 1998, the subsidiary entered into a five-year multi-currency credit facility, for NOK (Norwegian Kroner) 90,000 in agreed Euro-currencies. Borrowings under such facility bear interest at the LIBOR or NIBOR rate (as defined) plus 2.75%. The subsidiary has agreed to pay a commitment fee of 1/4% on the unused portion of such facility. In August 1998, the subsidiary entered into a five-year multi-currency revolving credit facility, for NOK 65,000 in agreed Euro-currencies. Borrowings under such facility bear interest at the LIBOR or NIBOR rate (as defined) plus the applicable margin. Such LIBOR or NIBOR margin shall be subject to adjustment based on the subsidiary's debt service coverage and equity ratios (which margins could range from 3/4% to 2%). The subsidiary has agreed to pay a commitment fee equal to 50% of the applicable margin. In connection with both facilities, the subsidiary may choose the duration (one, three or six months) for which the interest rate may apply.

      In connection with the subsidiary's sale of its minority interest in the local hydroelectric power company and related contract rights (see Note 19), and the simultaneous release of collateral in those shares pledged under the facilities, the subsidiary repaid NOK 80,000 in total under both of the credit facilities in January 2000 as a permanent reduction in the maximum borrowings allowed. Indebtedness under both facilities is collateralized by a lien on the subsidiary's receivables, inventory and property and production facilities. Philipp Brothers Chemicals, Inc. guarantees both credit facilities.

      As a result of the partial shutdown of Odda's operations and non-compliance with the financial covenants of these credit facilities, Odda entered into an agreement with its Norwegian banks in October 2002 to restructure these loans and to obtain a waiver for non-compliance. The agreement establishes a periodic payment schedule through November 30, 2003. In addition, there are restrictions on the use of proceeds from the sale of collateralized assets outside of the normal course of business. As of June 30, 2002, NOK 61,250 ($8,222) was outstanding under these credit facilities. This debt has been classified in the June 30, 2002 balance sheet in accordance with the terms of the revised agreement.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

7. Debt--(Continued)

      (e) The Company's Norwegian subsidiary entered into two separate loan agreements with the Norwegian Bank Industrial and Regional Development Fund. In September 1999, Odda received a rural development facility for NOK 11,500 ($1,544 outstanding at June 30, 2002). The interest rate, 8 1/2% at June 30, is discretionary by the government with one-week notice. In April 2000, Odda received an environmental loan facility of NOK 15,000 ($2,013 outstanding at June 30, 2002), which bears interest at 4.6%. The interest rate is adjustable on May 1, 2005 based on a formula averaging five-year government borrowing rates. Both facilities are repayable in 20 equal semi-annual installments beginning in 2002. Indebtedness under both facilities is collateralized by a lien on the subsidiary's receivables, inventory and property and production facilities. Under these loan agreements there are restrictions on the use of proceeds from the sale of collateralized assets outside of the normal course of business.

      (f) The bank loans are collateralized by a lien on Koffolk Ltd.'s receivables and inventory.

      The aggregate maturities of long-term debt after June 30, 2002 are as follows:

            Year Ended June 30,
            -------------------
            2003 ............................               $  8,851
            2004 ............................                 32,114
            2005 ............................                  1,725
            2006 ............................                    433
            2007 ............................                    491
            2008 ............................                101,878
                                                            --------
               Total ........................               $145,492
                                                            ========

8. Redeemable Common Stock of Subsidiary

      Certain key executives of the Company previously had a 10.7% ownership interest in common stock of a subsidiary. The subsidiary's shares are redeemable at fair market value, based on independent appraisal, upon the death, disability or termination of the key executive. Adjustments to record the shares at their redeemable value have been charged to compensation expense.

      In addition, the Company and its subsidiary entered into severance agreements with the executives for payments based on a multiple of pre-tax earnings (as defined), and which are subject to certain restrictions pursuant to terms of the credit agreement. At June 30, 2002 no aggregate severance payments would have been due the remaining executive if he were terminated.

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

      During fiscal year 2001, the Company's MRT subsidiary was reorganized by merging Mineral Resource Technologies, L.L.C. into its parent, MRT Management Corp., which then changed its name to Mineral Resource Technologies, Inc. ("MRT"). Certain of MRT's key employees who held non-voting stock in MRT Management Corp. retained their shareholdings in MRT. After accounting for the cancellation of shares of an employee who had previously left the Company, the remaining key employees own 10.3% of the non-voting common stock of MRT and a right to contingent "phantom shares" of MRT. The shareholders agreement of MRT provides for the vesting of shares to the employees over certain periods of employment and granting of "phantom shares" to the employees based on certain performance goals. No phantom shares have been earned and accordingly, no compensation expense has been recorded. The agreement also provides for the purchase of the minority shares for fair value in connection with termination of employment.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

9. Redeemable Preferred Stock

      Redeemable preferred securities were issued on November 30, 2000 to Palladium Equity Partners LLC and related entities ("Palladium") as follows:

           Preferred B - $25,000 - 25,000 shares

           Preferred C - $20,000 - 20,000 shares

      The redeemable preferred stock is entitled to cumulative cash dividends, payable semi-annually, at 15% per annum of the liquidation value. The liquidation value of the Preferred B stock is an amount equal to $1 per share plus all accrued and unpaid dividends (the "Liquidation Value"). The redeemable Preferred C stock is entitled to the Liquidation Value plus a percentage of the equity value of the Company, as defined in the amended Certificate of Incorporation. The equity value is calculated as a multiple of the earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company's business ("Equity Value"). The Company may, at the date of the annual closing anniversary, redeem the Preferred B stock, in whole or in part, at the Liquidation Value for cash, provided that if Preferred B is redeemed separately from the Preferred C, then the Preferred B must be redeemed for the Liquidation Value plus an additional amount that would generate an internal rate of return of 20% to Palladium on the Preferred B investment. Redemption in part of Preferred B is only available if at least 50% of the outstanding Preferred B is redeemed. On the third closing anniversary and on each closing anniversary thereafter, the Company may redeem, for cash only, in whole the Preferred C, at the Liquidation Value plus the Equity Value payment.

      At any time after the redemption of the Company's Senior Subordinated Notes (due 2008), Palladium shall have the right to require the Company to redeem, for cash, the Preferred B at the Liquidation Value and the Preferred C at the Liquidation Value plus the Equity Value payment.

      In fiscal year ended 2001, the redeemable preferred securities were initially recorded at $40,808, representing proceeds of $45,000, net of costs of issuance of $4,192. At that time, the Company recorded a charge of $4,192 to retained earnings to reflect the accretion of the preferred securities to their fair market value as at the closing date. Under the applicable formula, no equity value accretion was required as of June 30, 2002. As of June 30, 2002 and 2001, dividends of $7,623 and $3,980, respectively, were accrued on the preferred securities and charged to retained earnings.

      In addition, an annual management advisory fee of $2,250 is payable to Palladium until all of the Preferred B and Preferred C shares are redeemed. Payments are made quarterly in advance and have been charged to general and administrative expense. The management fees were $2,250 and $1,313 for the years ended June 30, 2002 and 2001, respectively.

10. Common Stock and Paid-in Capital

Common Stock:

      Common stock consisted of the following at June 30, 2002 and 2001:

                                    Authorized
                                      Shares     Issued Shares  Amount at Par
                                    ----------   -------------  -------------
Class A common stock ............     16,200        12,600         $.10
Class B common stock ............     14,100        11,888          .10
                                      ------        ------
                                      30,300        24,488
                                      ======        ======

      Holders of Class A common stock have full voting power, except the holders of class A shall be entitled to elect all but three of the directors and the holders of Class B shall be entitled to elect one director. No dividends may be paid to common stockholders until all dividends have been paid to holders of preferred stock. Thereafter, holders of Class A common stock shall receive dividends, when and as declared by the directors, at the rate of 5-1/2% of the par value of such stock (non-cumulative). After all declared dividends have been paid to Class A

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

common stockholders, dividends may be declared and paid to the holders of Class B common stock. In the event of any complete liquidation, dissolution, winding-up of the business, or sale of all the assets of the Company, and after the redemption of the preferred stock, the Class A common stockholders are entitled to a distribution equal to the par value of the stock plus declared and unpaid dividends. Thereafter, the remaining assets of the Company shall be distributed to the holders of Class B common stock.

      Issued shares include redeemable shares of a minority shareholder (see below).

Redeemable Common Stock:

      Pursuant to terms of an agreement with a minority shareholder, who is also an officer of the Company, the Company is required to purchase, at book value, the Class B shares of such shareholder upon his retirement, death, disability, or the termination of his employment. Should such shareholder elect to sell his shares, the Company has a right of first offer and an option to purchase the shares. Adjustments to record the shares at redeemable value have been credited or charged to compensation expense in the amounts of ($378), ($3,135) and $1,137 for 2002, 2001 and 2000, respectively.

11. Employee Benefit Plans

      The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible nonunion employees who meet certain requirements of age, length of service and hours worked per year. The benefits provided by the plans are based upon years of service and the employees' average compensation, as defined. The Company's policy is to fund the pension plans in amounts, which comply with contribution limits imposed by law.

      The Company's Norwegian subsidiary maintains a funded noncontributory defined benefit pension plan for all eligible employees. The Company's Belgium subsidiary also maintains a noncontributory defined contribution and noncontributory defined benefit plan for all eligible employees. Benefits for all plans are based on employee compensation and service.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

11. Employee Benefit Plans--(Continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                                                Domestic                        International
                                                                       --------------------------        --------------------------
                                                                       June 2002        June 2001        June 2002        June 2001
                                                                       ---------         --------        ---------        ---------
Change in benefit obligation
Benefit obligation at beginning of year ........................        $  9,652         $  8,732         $ 14,583         $  9,175
Service cost ...................................................             879              949              378              161
Interest cost ..................................................             714              619              814              576
Benefits paid ..................................................            (179)            (249)            (809)            (740)
Actuarial (gain) ...............................................             (34)            (399)          (1,313)            (630)
Amendments .....................................................              37               --               --               --
Change in Discount Rate ........................................             752               --               --               --
                                                                        --------         --------         --------         --------
Benefit obligation at end of year ..............................        $ 11,821         $  9,652         $ 13,653         $  8,542
                                                                        ========         ========         ========         ========

Change in Plan Assets
Fair value of plan assets at beginning of year .................        $  9,193         $  7,430         $ 14,742         $  9,232
Actual return on plan assets ...................................              76            1,332             (940)             810
Employer contributions .........................................             628              680              232              254
Benefits paid ..................................................            (179)            (249)            (809)            (740)
                                                                        --------         --------         --------         --------

Fair value of plan assets at end of year .......................        $  9,718         $  9,193         $ 13,225         $  9,556
                                                                        ========         ========         ========         ========

                                                                                Domestic                        International
                                                                       --------------------------        --------------------------
                                                                       June 2002        June 2001        June 2002        June 2001
                                                                       ---------         --------        ---------        ---------
Funded Status
Funded status of the plan ......................................        $ (2,103)        $   (459)        $   (429)        $  1,014
Unrecognized net actuarial (gain) ..............................            (346)          (1,755)            (600)            (852)
Unrecognized prior service cost ................................            (716)            (918)              --               --
Unrecognized transition obligation/(asset) .....................             (15)             (18)              89               81
                                                                        --------         --------         --------         --------

(Accrued) pension cost .........................................          (3,180)          (3,150)          (1,401)              --
 Prepaid pension cost ..........................................              --               --              461              243
                                                                        --------         --------         --------         --------

Net (accrued) prepaid pension cost .............................        $ (3,180)        $ (3,150)        $   (940)        $    243
                                                                        ========         ========         ========         ========

                                                                                  June 2002           June 2001           June 2000
                                                                                  ---------           ---------           ---------
Assumptions (Domestic)
Discount rate ..........................................................               7.10%               7.50%               7.50%
Expected rate of return on plan assets .................................               7.50%               7.50%               7.50%
Rate of compensation increase (depending on age) .......................         3.00%-4.50%         3.00%-4.50%               5.00%


                                                                                  June 2002           June 2001           June 2000
                                                                                  ---------           ---------           ---------
Components of net periodic pension costs (Domestic)
Service cost - benefits earned during the year .........................              $ 879               $ 949               $ 905
Interest cost on benefit obligation ....................................                714                 618                 549
Expected return on plan assets .........................................               (709)               (576)               (487)
Amortization of initial unrecognized net transition obligation (asset) .                 (3)                 (3)                 (3)
Amortization of prior service costs ....................................               (165)               (165)               (165)
Amortization of (gain) .................................................                (57)                (31)                 (2)
                                                                                      -----               -----               -----
Net periodic pension cost ..............................................              $ 659               $ 792               $ 797
                                                                                      =====               =====               =====

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

11. Employee Benefit Plans--(Continued)

                                                                                  June 2002           June 2001           June 2000
                                                                                  ---------           ---------           ---------
Assumptions (International)
Discount rate ..........................................................         5.75%-7.00%               7.00%               7.00%
Expected rate of return on plan assets .................................         6.00%-8.00%               8.00%               8.00%
Rate of compensation increase ..........................................         3.00%-3.30%               3.30%               3.30%

Components of net periodic pension costs (International)
Service cost - benefits earned during the period .......................              $ 378               $ 161               $ 250
Interest cost on benefit obligation ....................................                814                 576                 635
Expected return on plan assets .........................................               (922)               (810)               (759)
Amortization of initial unrecognized net transition obligation (asset) .                 58                 (49)                (18)
Amortization of loss ...................................................                 13                   5                   5
                                                                                      -----               -----               -----
Net periodic pension cost (benefit) ....................................              $ 341               $(117)              $ 113
                                                                                      =====               =====               =====

      The Company and its domestic subsidiaries have a 401(k) plan, under which an employee may make a pre-tax contribution of up to 60% of base compensation, and the Company makes a non-matching contribution equal to 1% of the employee's base compensation and a matching contribution equal to 50% of the contribution up to the first 3% of an employee's base compensation and 25% of any contribution from 3% to 6% of base compensation. All contributions are subject to the maximum amount deductible for federal income tax purposes. The Company's contribution amounted to $566, $607 and $575 in 2002, 2001 and 2000, respectively.

      The Company has a deferred compensation and supplemental retirement plan for certain senior executives of the Company. The benefits provided by the plan are based upon years of service and the employees' average compensation subject to certain limits. The plan also provides for death benefits before retirement. Deferred compensation expense was $233, $123 and $97 in 2002, 2001 and 2000, respectively. At June 30, 2002 and 2001, the aggregate liability under this plan amounted to $1,000 and $705, respectively. To assist in funding the retirement and death benefits of the plan, the Company invested in corporate-owned life insurance policies, through a trust, which at June 30, 2002 and 2001 had cash surrender values of $1,142 and $1,197, respectively, and are included in other assets.

      In  addition  to  Norway  and  Belgium,  most  of  the  Company's  foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on legal requirements and local practices. Expenses under these plans amounted to $683, $489 and $349 for 2002, 2001 and 2000, respectively.

12. Income Taxes

      (Loss) income from operations before provision (benefit) for income taxes consisted of:

                                      2002              2001              2000
                                   --------          --------          --------
Domestic .................         $ (8,437)         $(12,561)         $ (2,332)
Foreign ..................          (29,674)           (4,315)           16,331
                                   --------          --------          --------
                                   $(38,111)         $(16,876)         $ 13,999
                                   ========          ========          ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

12. Income Taxes--(Continued)

      Components of income tax expense (benefit) are as follows:

                                                2002         2001        2000
                                              --------     -------     -------
Current tax provision (benefit):
   U.S. Federal ...........................   $     --     $    --     $    --
   State and local ........................       (256)      1,711         245
   Foreign ................................      2,943       3,876       2,264
                                              --------     -------     -------
   Total current tax provision ............      2,687       5,587       2,509
                                              --------     -------     -------
Deferred tax provision (benefit):
   U.S. Federal ...........................     (1,736)     (3,528)       (287)
   State and local ........................       (766)       (289)          5
   Foreign ................................    (12,349)     (4,760)      2,047
   Change in valuation allowance-domestic .     15,413       1,009        (327)
                                -foreign ..     10,410          --          --
                                              --------     -------     -------
   Total deferred tax provision (benefit) .     10,972      (7,568)      1,438
                                              --------     -------     -------
Provision (benefit) for income taxes ......   $ 13,659     $(1,981)    $ 3,947
                                              ========     =======     =======

A reconciliation of the Federal statutory rate and the Company's effective tax rate are as follows:

                                                2002         2001        2000
                                              --------     -------     -------
U.S. Federal income tax rate ..............      (34.0)%     (34.0)%      34.0%
State and local taxes, net of federal
   income tax effect ......................       (1.8)        3.5         0.9
Foreign tax rate differences and taxes
   in certain profitable foreign
   jurisdictions ..........................        1.8        17.1       (13.1)
Change in valuation allowance .............       67.8         6.0        (0.9)
Non-taxable income ........................         --        (6.3)         --
Expenses with no tax benefit ..............        0.3         1.1         3.9
Other .....................................        1.7         0.9         3.4
                                              --------     -------     -------
                                                  35.8%      (11.7)%      28.2%
                                              ========     =======     =======

      Most of the investments of the Company's Israeli subsidiary in fixed assets have been granted "approved enterprise" status under Israeli law. The subsidiary is also a "foreign investors' company" as defined by Israeli law. This status entitles the subsidiary to reduced tax rates, which results in a substantial portion of the tax rate differences on foreign operations. The entitlement of the reduced tax rates is conditional upon the subsidiary fulfilling the conditions stipulated by Israeli law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises. In the event of failure to comply with these conditions, the benefits may be canceled and the subsidiary may be required to refund the amount of the benefits, in whole or in part, with the addition of interest. The periods of benefits expire in various years through 2010.

      Provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries of approximately $31,000, whose earnings have been or are intended to be reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

12. Income Taxes--(Continued)

      The tax effects of significant temporary differences that comprise the deferred tax assets and liabilities at June 30, 2002 and 2001 are as follows:

                                                           2002          2001
                                                         --------      --------
Deferred tax assets:
   Employee benefits ...............................     $  2,262      $  2,198
   Depreciation ....................................        4,470         1,043
   Insurance .......................................          428           429
   Receivables allowances ..........................        1,005         1,175
   Inventory .......................................        5,347         4,312
   Plant curtailment and environmental
     remediation ...................................          827         1,305
   Alternative minimum tax .........................          158           144
   Net operating loss carryforwards--domestic ......       12,696         8,091
                                   --foreign .......        7,494         3,847
   Other ...........................................        3,220         1,180
                                                         --------      --------
                                                           37,907        23,724
   Valuation allowance .............................      (27,257)       (1,434)
                                                         --------      --------
                                                           10,650        22,290
Deferred tax liabilities
   Property, plant and equipment ...................       (4,578)       (6,248)
   Other ...........................................       (1,449)         (606)
                                                         --------      --------
                                                           (6,027)       (6,854)
                                                         --------      --------
Net deferred tax asset .............................     $  4,623      $ 15,436
                                                         ========      ========

      Deferred   taxes  are  included  in  the  following   line  items  in  the
consolidated balance sheets:

                                                           2002          2001
                                                         --------      --------
Prepaid expenses and other current assets ..........     $  6,593      $ 10,133
Accrued expenses, taxes and other current
  liabilities ......................................         (717)         (523)
Other assets .......................................          305         9,222
Other liabilities ..................................       (1,558)       (3,396)
                                                         --------      --------
                                                         $  4,623      $ 15,436
                                                         ========      ========

      The Company has incurred domestic losses in recent years and has reassessed the likelihood of recovering net domestic deferred tax assets resulting in the recording of a full valuation allowance of $15,413, including $12,154 related to prior year net deferred tax asset balances. In addition, through fiscal 2001, the Company's Odda subsidiary had a net deferred tax liability; however, significant losses in fiscal 2002 have resulted in a net deferred tax asset and a full valuation allowance has been provided due to uncertainty of future profitability of this operation. The Company's position with respect to the likelihood of recoverability of these deferred tax assets will continue to be evaluated each reporting period based upon actual and expected operating performance.

      The Company has domestic federal net operating loss carryforwards of approximately $26,000 that expire in 2019 through 2022 and foreign net operating loss carryforwards of approximately $40,000 that expire over various periods beginning in 2010.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

13. Commitments and Contingencies

(a) Leases:

      The Company leases equipment and office, warehouse and manufacturing facilities through fiscal 2010 for minimum annual rentals (plus certain cost escalations) as follows:

                                                         Capital    Operating
Year Ended June 30                                       Leases      Leases
------------------                                       ------      ------
2003 .............................................        $472       $2,242
2004 .............................................         402        2,021
2005 .............................................         103        1,723
2006 .............................................           2        1,309
2007 .............................................          --          799
Thereafter .......................................          --        1,627
                                                          ----       ------
Total minimum lease payments .....................        $979       $9,721
                                                                     ======
Amounts representing interest ....................         126
                                                          ----
Present value of minimum lease payments ..........        $853
                                                          ====

      Equipment under capitalized leases included in the consolidated balance sheets at June 30, 2002 and 2001 amounted to $33 and $195, net of accumulated depreciation of $833 and $993, respectively.

      The commitment for facilities includes $1,500 with an affiliate controlled by shareholders of the Company. (Refer to Note 5.)

      Rent expense under operating leases for the years ended June 30, 2002, 2001 and 2000 amounted to $2,721, $2,243 and $1,734, respectively.

(b) Purchase Commitments:

      The Company's subsidiary, MRT, has entered into minimum purchase commitments to purchase fly ash at fixed prices over periods of up to 15 years. Fly ash purchased under minimum purchase agreements for the years ended June 30, 2002, 2001 and 2000 were $5,802, $5,098 and $3,630, respectively.

      At June 30, 2002, the Company had the following minimum purchase commitments:

                                                                      Fly Ash
                                                                      Minimum
Year Ended June 30                                                   Purchase
------------------                                                   --------
2003 ........................................................         $ 7,512
2004 ........................................................           7,077
2005 ........................................................           6,256
2006 ........................................................           4,641
2007 ........................................................           4,545
Thereafter ..................................................          31,838
                                                                      -------
Total minimum purchase commitments ..........................         $61,869
                                                                      =======

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

13. Commitments and Contingencies--(Continued)

(c) Litigation:

      On or about April 17, 1997, CP and the Company were served with a complaint filed by Chevron USA, Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that operations of CP at its Sewaren plant affected adjoining property owned by Chevron and that Philipp Brothers, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached under which the Company and another defendant will, subject to certain conditions, take title to the property, subject to a period of due diligence investigation of the property. The Company's portion of the settlement for past costs and expenses is $495 and is included in selling, general and administrative expenses in the June 30, 2002 statement of operations and comprehensive income. The payable of $495 is included in accrued expenses and other current liabilities as of June 30, 2002 and was subsequently paid in July 2002. The Company and the other defendant will, if the sale becomes final, share equally in the costs of remediation. While the costs cannot be estimated at this time, the Company believes the costs will not be material and insurance recoveries will be available to offset some of those costs.

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under CERCLA by the EPA, involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which the Company has agreed to contribute up to $900 of which $500 has been paid as of June 30, 2002. Some recovery from insurance and other sources is expected. The Company has also accrued its best estimate of any future costs.

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

(d) Environmental Remediation:

      The Company's domestic subsidiaries are subject to various federal, state and local environmental laws and regulations that govern the management of chemical wastes. The most significant regulation governing the Company's recycling activities is the Resource Conservation and Recovery Act of 1976 ("RCRA"). The Company has been issued final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey. The Company has ceased operations at its Union City, California facility. Costs accrued for closure were $350 as of June 30, 2002.

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

      On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the United States Environmental Protection Agency relating to a third-party superfund site in Rhode Island. The Company is investigating the matter, which relates to events in the 1950's and 1960's.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

13. Commitments and Contingencies--(Continued)

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites (including the Chevron and Jericho litigation) to be approximately $2,573, which is included in current and long-term liabilities in the June 30, 2002 consolidated balance sheet (approximately $2,222 in 2001). Such amounts primarily represent the cost of feasibility studies and remediation activities and are expected to be substantially incurred over a three-year period. No amounts have been discounted. Environmental provisions are $2,164, $1,252 and $252 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

(e) Plant Curtailment:

      During the fourth quarter of fiscal 1998, the Company decided to curtail major manufacturing operations of its Sewaren, New Jersey facility and recorded nonrecurring charges of $10.0 million related to this curtailment. Of these charges, $5.6 million represented non-cash asset write-downs during fiscal 1998 related to the manufacturing facility; $1.1 million represented associated site restoration; and $3.3 million represented the cost of long-term groundwater and remediation activities. The accrual for groundwater monitoring represented personnel, utility and related costs aggregating an estimated $4.2 million over 10 years and discounted at a 7% rate.

      In June 2000, the Company entered an agreement ("Transfer Agreement") with the Township of Woodbridge ("Township") to transfer title to its property in Sewaren, New Jersey to the Township. Simultaneously, the Company entered into a 10-year lease agreement with the Township, with payments aggregating $2 million, for certain areas of the property in order to allow the Company to conduct operations related to its RCRA Part B Facility Permit. The Company retained its environmental obligations pursuant to an Administrative Consent Order (ACO) between the Company and the New Jersey Department of Environmental Protection and has fully paid its obligations under the ACO. Pursuant to the Transfer Agreement, the Township took title to the property and assumed obligations with regard to the property, including maintaining the ground water recovery system required by the ACO. In connection with the assumption of obligations by the Township in fiscal 2000, the Company reversed $1,481 to income, representing amounts previously reserved for ground water monitoring and remediation, net of the present value of its lease obligations.

14. Financial Instruments

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

      The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short-term debt is considered to be representative of their fair value because of their short maturities. The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. At June 30, 2002 and 2001, the fair value of the Company's Senior Subordinated Notes was $51,000 and $65,900, respectively, and the related carrying amount is $100,000. At June 30, 2002 and 2001, the fair value of the Company's other long-term debt does not differ materially from its carrying amount based on the variable interest rate structure of these obligations.

      The Company obtains third-party letters of credit and surety bonds in connection with certain inventory purchases and insurance obligations. The contract values of the letters of credit and surety bonds at June 30, 2002 and 2001 were $1,837 and $1,035, respectively. The difference between the carrying values and fair values of these letters of credit and surety bonds were not material.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

14. Financial Instruments--(Continued)

      The Company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes certain financial instruments to manage its foreign currency and commodity exposures, primarily related to forecasted transactions. To qualify a derivative as a hedge at inception and throughout the hedge period, the company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in operations currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company hedges forecasted transactions for periods not exceeding the next twelve months. The Company does not engage in trading or other speculative uses of financial instruments.

      The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates and as a means of hedging forecasted operating costs. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. Pursuant to SFAS No. 133, all cumulative changes in a foreign currency option's fair value are deferred as a component of accumulated other comprehensive income until the underlying hedged transactions are reported on the Company's consolidated statement of operations and comprehensive income. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. During the fiscal year ended June 30, 2002, the Company's foreign currency options and forward contracts and commodity futures contracts have been designated as cash flow hedges and conform to the criteria of SFAS No. 133 to qualify for hedge accounting treatment at June 30, 2002. The Company has elected to hedge against forecasted cash flow transactions for its subsequent fiscal year ending June 30, 2003. The Company has deferred $1,062 of cumulative gains (net of losses) on various foreign exchange options, forward contracts and copper futures contracts designated as cash flow hedges against forecasted transactions for the fiscal year ended June 30, 2002. These gains will be realized into cost of goods sold as the hedged purchase transactions are made within the fiscal year ending June 30, 2003.

      In addition, the Company utilizes energy swap contracts at its Norwegian operations to mitigate volatility in local power rates. The Company's energy swap contract has not been designated as qualifying as a hedge under SFAS No. 133 and therefore, changes in fair value have been charged to other (income) expense, net in the amount of $1,157 for the year ended June 30, 2002.

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

15. Business Segments

      The Company has four reportable segments--Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other. Reportable segments have been determined primarily on the basis of the nature of products and services and certain similar operating units have been aggregated. The Company's Animal Health and Nutrition segment manufactures and markets a broad range of feed additive products including trace minerals, anticoccidials, antibiotics, vitamins, vitamin premixes and other animal health products. The Company's Industrial Chemicals segment manufactures and markets pigments and other mineral products. Certain of these products include copper oxide, which is produced by the Company's recycling operation, mineral oxides, and alkaline etchants. The Company's Distribution segment markets and distributes a variety of industrial, specialty and fine organic chemicals and intermediates produced primarily by third parties.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

15. Business Segments--(Continued)

The Company's All Other segment manufactures and markets a variety of specialty custom chemicals, and copper-based fungicides, as well as providing management and recycling of coal combustion residues.

      Transfers between segments are priced at amounts that include a manufacturing profit except that certain domestic transfers of $10,228 and $9,606 from the Industrial Chemicals segment to the All Other segment for fiscal 2001 and 2000, respectively, were recorded at the cost of the product transferred.

                                               2002         2001         2000
                                            ---------    ---------    ---------
Net Sales
   Animal Health and Nutrition ..........   $ 243,436    $ 202,573    $ 135,088
   Industrial Chemicals .................      90,897       97,227       99,712
   Distribution .........................      36,880       44,452       49,254
   All Other ............................      39,407       46,979       69,198
   Intersegment .........................     (21,807)     (26,821)     (30,226)
                                            ---------    ---------    ---------
      Net Sales .........................   $ 388,813    $ 364,410    $ 323,026
                                            =========    =========    =========

                                               2002         2001         2000
                                            ---------    ---------    ---------
Intersegment Sales
   Animal Health and Nutrition ..........   $   3,834    $   4,767    $   5,019
   Industrial Chemicals .................      15,864       20,060       23,576
   Distribution .........................       1,988        1,994        1,631
   All Other ............................         121           --           --
                                            ---------    ---------    ---------
      Intersegment Sales ................   $  21,807    $  26,821    $  30,226
                                            =========    =========    =========

                                               2002         2001         2000
                                            ---------    ---------    ---------
Operating (Loss) Income
   Animal Health and Nutrition ..........   $  28,298    $  17,562    $  11,539
   Industrial Chemicals .................     (34,079)      (3,350)       5,355
   Distribution .........................       1,391        3,936        3,817
   All Other ............................      (2,678)      (7,086)       4,045
   Corporate expenses and adjustments ...     (14,596)     (10,086)      (9,082)
                                            ---------    ---------    ---------
      Operating (Loss) Income ...........   $ (21,664)   $     976    $  15,674
                                            =========    =========    =========

                                               2002         2001         2000
                                            ---------    ---------    ---------
Identifiable Assets
   Animal Health and Nutrition ..........   $ 186,118    $ 169,870    $  66,203
   Industrial Chemicals .................      57,419       88,496       84,395
   Distribution .........................      11,826       16,568       18,825
   All Other ............................      30,688       33,362       66,187
   Corporate ............................      10,393       21,723       22,841
                                            ---------    ---------    ---------
      Identifiable Assets ...............   $ 296,444    $ 330,019    $ 258,451
                                            =========    =========    =========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

15. Business Segments--(Continued)

                                               2002         2001         2000
                                            ---------    ---------    ---------
Depreciation and Amortization
   Animal Health and Nutrition ..........   $   7,438    $   5,089    $   3,698
   Industrial Chemicals .................      21,000        6,115        5,806
   Distribution .........................         223          223          268
   All Other ............................       1,838        1,623        1,558
   Corporate ............................       1,049          782          536
                                            ---------    ---------    ---------
      Depreciation and Amortization .....   $  31,548    $  13,832    $  11,866
                                            =========    =========    =========

                                               2002         2001         2000
                                            ---------    ---------    ---------
Capital Expenditures
   Animal Health and Nutrition ..........   $   5,915    $   2,669    $   2,363
   Industrial Chemicals .................       3,160        6,122       15,413
   Distribution .........................          14           18           13
   All Other ............................       2,138        5,484        4,696
   Corporate ............................         119          251          119
                                            ---------    ---------    ---------
      Capital Expenditures ..............   $  11,346    $  14,544    $  22,604
                                            =========    =========    =========

16. Geographic Information:

      The following is information about the Company's operations in different geographic areas. Revenues to external customers and property, plant and equipment are attributed to the geographic areas based on the location of the Company's subsidiaries.

                                               2002         2001         2000
                                            ---------    ---------    ---------
Revenues:
   United States ........................   $ 240,520    $ 224,154    $ 209,767
   Europe ...............................      55,096       56,392       59,120
   Israel ...............................      45,266       52,746       49,494
   South America ........................      25,476       19,603        4,645
   Asia/Pacific .........................      22,455       11,515           --
                                            ---------    ---------    ---------
      Total Revenues ....................   $ 388,813    $ 364,410    $ 323,026
                                            =========    =========    =========

                                               2002         2001         2000
                                            ---------    ---------    ---------
Operating (Loss) Income
   United States ........................   $   8,568    $   6,982    $  13,715
   Europe ...............................     (24,102)         534        3,182
   Israel ...............................       4,529        6,867        7,119
   South America ........................       3,212        3,354          740
   Asia/Pacific .........................         (49)         478           --
   Corporate and Other ..................     (13,822)     (17,239)      (9,082)
                                            ---------    ---------    ---------
      Total Operating (Loss) Income .....   $ (21,664)   $     976    $  15,674
                                            =========    =========    =========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

16. Geographic Information--(Continued)

                                               2002         2001         2000
                                            ---------    ---------    ---------
Property, Plant and Equipment
   United States ........................   $  30,223    $  30,769    $  25,734
   Europe ...............................      27,852       40,693       32,465
   Israel ...............................      12,647       14,219       15,899
   South America ........................      13,750       16,426        2,082
   Asia/Pacific .........................         258          216           --
                                            ---------    ---------    ---------
      Total Property, Plant and Equipment   $  84,730    $ 102,323    $  76,180
                                            =========    =========    =========

17. Valuation and Qualifying Accounts:

      Activity in the allowance for doubtful accounts consisted of the following for the fiscal years ended June 30:

                                                2002          2001        2000
                                              -------       -------       -----
Balance at beginning of period .........      $ 2,369       $   756       $ 886
Provision for bad debts ................        1,018         1,740          --
Bad debt write-offs ....................         (460)         (127)       (130)
                                              -------       -------       -----
Balance at end of period ...............      $ 2,927       $ 2,369       $ 756
                                              =======       =======       =====

18. Insurance Recoveries:

      In April 1999, the Company suffered inventory, real property and equipment loss at its Bowmanstown, Pennsylvania facility as a result of a fire. The Company carries insurance coverage for the property damage and business interruption losses and recorded a receivable of $4,259 in other receivables at June 30, 1999 for amounts reimbursable from the insurance carrier. The receivable was net of the Company's deductible and $1,000 advanced by the insurance carrier prior to June 30, 1999.

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

19. Divestitures

      On May 4, 2001, the Company sold its Agtrol U.S. business, a division of the Company's Phibro-Tech, Inc. subsidiary, to Nufarm, Inc. ("Nufarm"), the U.S. subsidiary of Nufarm Limited, a publicly listed Australian-based company. On June 14, 2001, the Company sold its Agtrol international business to Nufarm. The sale included inventory and intangible assets to Nufarm, but did not include the manufacturing facilities. Phibro-Tech also entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years. On December 24, 2001, the Company transferred certain receivables and rebate liabilities, at net carrying value, from Agtrol U.S. sales prior to May 1, 2001, to Nufarm, without recourse.

      The sales price was $27,139, of which the Company received $25,418 in cash plus a note for $1,225 payable on June 30, 2001. The proceeds of the note were received on July 18, 2001. The Company recorded a pre-tax gain of $1,457. Approximately $1,484 of additional gain was deferred and will be recognized over the period of the related supply agreements.

      Revenues for the Agtrol business amounted to $31,333 and $54,043 for the years ended June 30, 2001 and 2000, respectively. Operating (losses) income for the Agtrol business amounted to ($6,444) and $2,599 for the years ended June 30, 2001 and 2000, respectively.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

19. Divestitures--(Continued)

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

20. Fourth Quarter Adjustments

      During the fourth quarter of fiscal 2002, the Company recorded a net loss of $38,634. Significant fourth quarter adjustments included in the net loss are: accelerated depreciation and restructuring costs associated with the shutdown of two product lines of the Company's Odda subsidiary of $12,907; fixed asset and intangible write-downs related to the Company's Odda and Carbide Industries subsidiaries ongoing operations of $6,799; and an increase in valuation allowances for prior year domestic deferred tax assets of $12,154.

21. Consolidating Financial Statements

      In June 1998, the Company issued $100 million in Senior Subordinated Notes as described in Note 7. In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

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

                        PHILIPP BROTHERS CHEMICALS, INC.
                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 2002
                                 (In Thousands)

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
------------------------------------------------------------------------------------------------------------------------------------
                      Assets

Current Assets:
Cash and cash equivalents .....................       $     457        $     130        $   5,832                         $   6,419
Trade receivables .............................           3,150           28,671           33,340                            65,161
Other receivables .............................             392              855            2,665                             3,912
Inventory .....................................           2,707           44,929           45,881                            93,517
Prepaid expenses and other ....................           3,010            2,460           10,495                            15,965
                                                      -----------------------------------------------------------------------------
         Total current assets .................           9,716           77,045           98,213               --          184,974
                                                      -----------------------------------------------------------------------------
Property, plant & equipment, net ..............             409           29,781           54,540                            84,730

Intangibles ...................................              32            1,495           11,673                            13,200
Investment in subsidiaries ....................          82,540            3,621               --          (86,161)              --
Intercompany ..................................          73,359          (36,074)          (5,240)         (32,045)              --
Other assets ..................................           9,738            1,918            1,884                            13,540
                                                      -----------------------------------------------------------------------------
         Total assets .........................       $ 175,794        $  77,786        $ 161,070        $(118,206)       $ 296,444
                                                      =============================================================================

     Liabilities and Stockholders' Equity

Current Liabilities:
Cash overdraft ................................       $     576        $   5,502        $   1,689                         $   7,767
Loan payable to banks .........................          37,991               --            3,544                            41,535
Current portion of long term debt .............           3,216              530            5,105                             8,851
Accounts payable ..............................           1,024           24,716           16,540                            42,280
Accrued expenses and other ....................           7,579            8,092           18,409                            34,080
                                                      -----------------------------------------------------------------------------
Total current liabilities .....................          50,386           38,840           45,287               --          134,513
                                                      -----------------------------------------------------------------------------
Long term debt ................................         127,643          (68,271)         109,314          (32,045)         136,641

Other liabilities .............................           2,352            6,156           21,369                            29,877

Redeemable securities:
Series B and C preferred stock ................          56,602               --               --                            56,602

             Stockholders' Equity

Series A preferred stock ......................             521               --               --                               521
Common stock ..................................               2               32               --              (32)               2
Paid in capital ...............................             740          110,885            8,166         (119,051)             740
Retained earnings .............................         (49,652)         (10,271)          (9,852)          20,123          (49,652)
Accumulated other comprehensive
  income (loss)- gain on derivative
  instruments .................................           1,062              384              678           (1,062)           1,062
  cumulative currency translation
  adjustment ..................................         (13,862)              31          (13,892)          13,861          (13,862)
                                                      -----------------------------------------------------------------------------
         Total stockholders' equity ...........         (61,189)         101,061          (14,900)         (86,161)         (61,189)
                                                      -----------------------------------------------------------------------------

         Total liabilities and equity .........       $ 175,794        $  77,786        $ 161,070        $(118,206)       $ 296,444
                                                      =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        For The Year Ended June 30, 2002
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                   U.S. Guarantor      Subsidiaries    Consolidation    Consolidated
                                                       Parent       Subsidiaries      Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales .........................................   $ 25,692         $ 208,524        $ 165,641        $(11,044)        $ 388,813

Cost of goods sold ................................     20,837           164,040          148,514         (11,044)          322,347
                                                      -----------------------------------------------------------------------------
         Gross profit .............................      4,855            44,484           17,127              --            66,466

Selling, general, and administrative
  expenses ........................................     17,528            36,913           26,890                            81,331

Asset writedowns ..................................         --                --            6,799                             6,799
                                                      -----------------------------------------------------------------------------
         Operating (loss) income ..................    (12,673)            7,571          (16,562)             --           (21,664)

Interest expense ..................................      2,394             2,075           13,689                            18,158
Interest income ...................................        (15)               --             (341)                             (356)
Other (income) expense ............................       (243)             (876)            (124)                           (1,243)

Gains from sale of assets .........................         --                --             (112)                             (112)

Intercompany allocation ...........................    (15,070)           15,070               --                                --

Loss (profit) relating to subsidiaries ............     41,972                --               --         (41,972)               --
                                                      -----------------------------------------------------------------------------
         (Loss) income before income taxes ........    (41,711)           (8,698)         (29,674)         41,972           (38,111)

Provision (benefit) for income taxes ..............     10,059             4,229             (629)                           13,659
                                                      -----------------------------------------------------------------------------
         Net (loss) income ........................   $(51,770)        $ (12,927)       $ (29,045)       $ 41,972         $ (51,770)
                                                      =============================================================================

                        PHILIPP BROTHERS CHEMICALS INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        For the Year Ended June 30, 2002
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                   U.S. Guarantor      Subsidiaries    Consolidation    Consolidated
                                                       Parent       Subsidiaries      Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net (loss) income .................................   $(51,770)        $(12,927)        $(29,045)        $ 41,972         $(51,770)
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
 Depreciation and amortization ....................      1,049            5,592           24,907                            31,548
 Deferred income taxes ............................      9,297            4,890           (3,215)                           10,972
 Gains from sale of assets ........................         --               --             (112)                             (112)
 Change in redemption amount of
   redeemable common stock ........................       (378)              --               --                              (378)
 Asset writedowns .................................         --               --            6,799                             6,799
 Effects of changes in foreign currency ...........         --               --            2,120                             2,120
 Other ............................................        (43)             865            1,339                             2,161

Changes in operating assets and
  liabilities, net of effect of
  business acquired:
 Accounts receivable ..............................      1,299            1,798            7,244                            10,341
 Inventory ........................................        606           (2,719)         (10,027)                          (12,140)
 Prepaid expenses and other .......................        210           (1,150)            (103)                           (1,043)
 Other assets .....................................     (1,335)           2,471            2,068                             3,204
 Intercompany .....................................     27,032            6,917            8,023          (41,972)              --
 Accounts payable .................................       (719)             785           (9,955)                           (9,889)
 Accrued expenses and other .......................       (119)          (4,126)           7,687                             3,442
                                                      -----------------------------------------------------------------------------
  Net cash (used in) provided by
  operating activities ............................    (14,871)           2,396            7,730               --           (4,745)
                                                      -----------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Capital expenditures .............................       (119)          (5,049)          (6,178)                          (11,346)
 Acquisition of a business ........................         --               --           (7,182)                           (7,182)
 Proceeds from property damage claim ..............         --              411               --                               411
 Proceeds from sale of assets .....................         --               --              173                               173
 Other investing ..................................        613                3              (33)                              583
                                                      -----------------------------------------------------------------------------
  Net cash provided by (used in)
  investing activities ............................        494           (4,635)         (13,220)              --          (17,361)
                                                      -----------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Cash overdraft ...................................        563            1,331            1,544                             3,438
 Net decrease in short term debt ..................     13,520               --             (864)                           12,656
 Proceeds from long term debt .....................      2,000              322               --                             2,322
 Payments of long term debt .......................     (2,541)            (494)          (1,704)                           (4,739)
 Other financing ..................................         --               --               --                                --
                                                      -----------------------------------------------------------------------------
  Net cash provided by (used in)
  financing activities ............................     13,542            1,159           (1,024)              --           13,677
                                                      -----------------------------------------------------------------------------
Effect of exchange rate changes on cash ...........         --               --                3                                3
                                                      -----------------------------------------------------------------------------
Net decrease in cash and cash equivalents .........       (835)          (1,080)          (6,511)              --           (8,426)

Cash and cash equivalents at beginning
  of year .........................................      1,292            1,210           12,343                            14,845
                                                      -----------------------------------------------------------------------------
Cash and cash equivalents at end of year ..........   $    457         $    130         $  5,832         $     --         $  6,419
                                                      =============================================================================

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
------------------------------------------------------------------------------------------------------------------------------------
                      Assets

Current Assets:
Cash and cash equivalents ......................       $   1,292        $  1,210        $  12,343                         $  14,845
Trade receivables ..............................           4,624          32,291           40,995                            77,910
Other receivables ..............................             791           1,913            2,096                             4,800
Inventory ......................................           2,715          44,050           37,031                            83,796
Prepaid expenses and other .....................           5,461           2,745            9,242                            17,448
                                                      -----------------------------------------------------------------------------
       Total current assets ....................          14,883          82,209          101,707               --          198,799
                                                      -----------------------------------------------------------------------------
Property, plant & equipment, net ...............             626          30,143           71,554                           102,323

Intangibles ....................................              87           1,677            3,830                             5,594
Investment in subsidiaries .....................          55,897           1,593               --          (57,490)              --
Intercompany ...................................          54,322         (22,808)           3,852          (35,366)              --
Other assets ...................................          93,466         (71,333)           1,170                            23,303
                                                      -----------------------------------------------------------------------------
       Total assets ............................       $ 219,281        $ 21,481        $ 182,113        $ (92,856)       $ 330,019
                                                      =============================================================================

     Liabilities and Stockholders' Equity

Current Liabilities:
Cash overdraft .................................       $      13        $  4,209        $      --                         $   4,222
Loan payable to banks ..........................          24,471              --            3,992                            28,463
Current portion of long term debt ..............           2,541             493            2,370                             5,404
Accounts payable ...............................           1,743          23,359           26,202                            51,304
Accrued expenses and other .....................           7,859          11,780           15,739                            35,378
                                                      -----------------------------------------------------------------------------
Total current liabilities ......................          36,627          39,841           48,303               --          124,771
                                                      -----------------------------------------------------------------------------
Long term debt .................................         127,263         (60,654)         108,221          (35,366)         139,464

Other liabilities ..............................           2,129           5,826            5,066                            13,021

Redeemable securities:
Series B and C preferred stock .................          48,980              --               --                            48,980
Common stock ...................................             877              --             (499)                              378
                                                      -----------------------------------------------------------------------------
                                                          49,857              --             (499)              --           49,358
                                                      -----------------------------------------------------------------------------

           Stockholders' Equity

Series A preferred stock .......................             521              --               --                               521
Common stock ...................................               2              32               --              (32)               2
Paid in capital ................................             878          34,092            6,138          (40,230)             878
Retained earnings ..............................           9,741           2,325           22,496          (24,821)           9,741
Accumulated other comprehensive (loss)
  income- cumulative currency
  translation adjustment .......................          (7,737)             19           (7,612)           7,593           (7,737)
                                                      -----------------------------------------------------------------------------
       Total stockholders' equity ..............           3,405          36,468           21,022          (57,490)           3,405
                                                      -----------------------------------------------------------------------------
       Total liabilities and equity ............       $ 219,281        $ 21,481        $ 182,113        $ (92,856)       $ 330,019
                                                      =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        For The Year Ended June 30, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                   U.S. Guarantor      Subsidiaries    Consolidation    Consolidated
                                                       Parent       Subsidiaries      Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales .........................................   $ 33,350         $ 198,029         $ 157,513        $(24,482)      $ 364,410

Cost of goods sold ................................     27,936           156,985           130,698        $(24,482)        291,137
                                                      -----------------------------------------------------------------------------
       Gross profit ...............................      5,414            41,044            26,815              --          73,273

Selling, general, and administrative expenses .....     14,686            36,644            20,967                          72,297
                                                      -----------------------------------------------------------------------------
       Operating (loss) income ....................     (9,272)            4,400             5,848              --             976

Interest expense ..................................     12,623                45             5,629                          18,297
Interest income ...................................       (117)              (10)             (439)                           (566)
Other expense (income) ............................        407               260             1,894                           2,561

Gains from sale of assets .........................         --            (1,790)             (650)                         (2,440)

Intercompany allocation ...........................    (16,216)           12,487             3,729                              --

Loss (profit) relating to subsidiaries ............      9,039                --                --          (9,039)             --
                                                      -----------------------------------------------------------------------------
       (Loss) income before income taxes ..........    (15,008)           (6,592)           (4,315)          9,039         (16,876)

Benefit for income taxes ..........................       (113)           (1,170)             (698)                         (1,981)
                                                      -----------------------------------------------------------------------------
       Net (loss) income ..........................   $(14,895)        $  (5,422)        $  (3,617)       $  9,039       $ (14,895)
                                                      =============================================================================

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
                                                       Parent       Subsidiaries      Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net (loss) income .................................    $(14,895)        $ (5,422)        $ (3,617)        $  9,039        $(14,895)
Adjustments to reconcile net (loss)
  income to net
 cash provided by operating activities:
 Depreciation and amortization ....................         782            5,103            7,947                           13,832
 Deferred income taxes ............................      (4,040)             769           (4,297)                          (7,568)
 Gains from sale of assets ........................          --           (1,790)            (650)                          (2,440)
 Change in redemption amount of
   redeemable common stock ........................      (1,512)            (356)          (1,623)                          (3,491)
 Other ............................................         406            1,640              245                            2,291

Changes in operating assets and liabilities,
  net of effect of business acquired:
 Accounts receivable ..............................       1,549            9,220          (12,178)                          (1,409)
 Inventory ........................................         552          (12,831)          10,280                           (1,999)
 Prepaid expenses and other .......................       2,179            5,803           (2,995)                           4,987
 Other assets .....................................       1,281           (1,411)           2,333                            2,203
 Intercompany .....................................      29,101          (26,301)           6,239           (9,039)             --
 Accounts payable .................................        (397)           8,021           11,845                           19,469
 Accrued expenses and other .......................      (2,186)             380            3,967                            2,161
                                                      -----------------------------------------------------------------------------
  Net cash provided by (used in)
  operating activities ............................      12,820          (17,175)          17,496               --          13,141
                                                      -----------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Capital expenditures .............................        (251)          (9,201)          (5,092)                         (14,544)
 Acquisition of a business ........................     (51,700)              --               --                          (51,700)
 Proceeds from sale of assets .....................          --           25,418            1,052                           26,470
 Other investing ..................................         (50)              --             (325)                            (375)
                                                      -----------------------------------------------------------------------------
  Net cash (used in) provided by
  investing activities ............................     (52,001)          16,217           (4,365)              --         (40,149)
                                                      -----------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Cash overdraft ...................................        (145)           2,905             (106)                           2,654
 Net decrease in short term debt ..................      (3,969)              --           (4,037)                          (8,006)
 Proceeds from long term debt .....................       3,800               24            5,539                            9,363
 Proceeds from issuance of redeemable
   preferred stock ................................      45,000               --               --                           45,000
 Payments of long term debt .......................         (32)            (862)          (4,030)                          (4,924)
 Other financing ..................................      (4,192)              --               --                           (4,192)
                                                      -----------------------------------------------------------------------------
  Net cash provided by (used in)
  financing activities ............................      40,462            2,067           (2,634)              --          39,895
                                                      -----------------------------------------------------------------------------
Effect of exchange rate changes on cash ...........          --                2             (447)                            (445)
                                                      -----------------------------------------------------------------------------
Net increase in cash and cash equivalents .........       1,281            1,111           10,050               --          12,442

Cash and cash equivalents at beginning
  of year .........................................          11               99            2,293                            2,403
                                                      -----------------------------------------------------------------------------
Cash and cash equivalents at end of year ..........    $  1,292         $  1,210         $ 12,343         $     --        $ 14,845
                                                      =============================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        For the Year Ended June 30, 2000
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                                   U.S. Guarantor      Subsidiaries    Consolidation    Consolidated
                                                       Parent       Subsidiaries      Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales .........................................    $ 35,977         $ 175,068        $ 124,322        $(12,341)       $323,026

Cost of goods sold ................................      29,685           137,274           94,964         (12,341)        249,582
                                                      -----------------------------------------------------------------------------
                   Gross profit ...................       6,292            37,794           29,358              --          73,444

Selling, general, and administrative expenses .....      11,993            28,144           19,114                          59,251

Curtailment of operations at
   manufacturing facility .........................          --            (1,481)              --                          (1,481)
                                                      -----------------------------------------------------------------------------
Operating (loss) income ...........................      (5,701)           11,131           10,244              --          15,674

Interest expense ..................................       8,519               198            6,037                          14,754
Interest income ...................................         (19)               (2)            (579)                           (600)
Other (income) expense ............................        (912)               --            3,142                           2,230

Gain from property damage claim ...................          --              (946)              --                            (946)
Gain from sale of asset ...........................          --                --          (13,763)                        (13,763)

Intercompany allocation ...........................     (10,925)           10,860               65                              --

(Profit) loss relating to subsidiaries ............     (10,967)               --               --          10,967              --
                                                      -----------------------------------------------------------------------------
Income (loss) before income taxes .................       8,603             1,021           15,342         (10,967)         13,999

(Benefit) provision for income taxes ..............      (1,450)            1,020            4,376              --           3,946
                                                      -----------------------------------------------------------------------------
Net income (loss) .................................    $ 10,053         $       1        $  10,966        $(10,967)       $ 10,053
                                                      =============================================================================

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
                                                       Parent       Subsidiaries      Non-Guarantors    Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss) .................................    $ 10,053         $      1         $ 10,966         $(10,967)       $ 10,053
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
 Depreciation and amortization ....................         536            4,224            7,106                           11,866
 Deferred income taxes ............................        (337)            (272)           2,047                            1,438
 Provision for curtailment of operations
   at manufacturing facility ......................          --           (1,481)              --                           (1,481)
 Gain from property damage claim ..................          --             (946)            (107)                          (1,053)
 Gain from sale of asset ..........................          --               --          (13,763)                         (13,763)
 Change in redemption amount of
   redeemable securities ..........................          13             (130)           1,124                            1,007
 Other ............................................       1,360              350             (983)                             727

Changes in operating assets and
  liabilities, net of effect of
  business acquired:
 Accounts receivable ..............................         (77)         (13,499)           5,295                           (8,281)
 Inventory ........................................         945            1,471           (1,832)                             584
 Prepaid expenses and other .......................      (3,884)             258            1,344                           (2,282)
 Other assets .....................................      (1,316)             917           (1,146)                          (1,545)
 Intercompany .....................................     (21,658)          18,526           (7,835)          10,967              --
 Accounts payable .................................         173              687           (4,628)                          (3,768)
 Accrued expenses and other .......................         927           (4,280)           1,942                           (1,411)
                                                     -----------------------------------------------------------------------------
  Net cash (used in) provided by
  operating activities ............................     (13,265)           5,826             (470)              --          (7,909)
                                                     -----------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Capital expenditures .............................        (119)         (11,276)         (11,209)                         (22,604)
 Proceeds from property damage claim ..............          --            3,999               --                            3,999
 Proceeds from sale of asset ......................          --               --           18,750                           18,750
 Other investing ..................................      (3,157)              --           (1,046)                          (4,203)
                                                     -----------------------------------------------------------------------------
  Net cash (used in) provided by
  investing activities ............................      (3,276)          (7,277)           6,495               --          (4,058)
                                                     -----------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Cash overdraft ...................................        (119)           1,089             (288)                             682
 Net increase in short term debt ..................          72               --            4,117                            4,189
 Proceeds from long term debt .....................      16,300            1,595              391                           18,286
 Payments of long term debt .......................         (94)          (1,300)         (10,477)                         (11,871)
 Other financing ..................................          --               --               62                               62
                                                     -----------------------------------------------------------------------------
  Net cash provided by (used in)
  financing activities ............................      16,159            1,384           (6,195)              --          11,348
                                                     -----------------------------------------------------------------------------
Net decrease in cash and cash equivalents .........        (382)             (67)            (170)                            (619)
                                                     -----------------------------------------------------------------------------
Cash and cash equivalents at beginning
  of year .........................................         393              166            2,463                            3,022
                                                     -----------------------------------------------------------------------------
Cash and cash equivalents at end of year ..........    $     11         $     99         $  2,293         $     --        $  2,403
                                                     =============================================================================

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILIPP BROTHERS CHEMICALS, INC.

By:      /s/ Jack C. Bendheim                  By:    /s/ Gerald K. Carlson
   ---------------------------------              ------------------------------
           Jack C. Bendheim                             Gerald K. Carlson
         Chairman of the Board                      Chief Executive Officer

Date: October 25, 2002                         Date: October 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature and Title                                  Date
           -------------------                                  ----

         /s/ Gerald K. Carlson                             October 25, 2002
----------------------------------------
           Gerald K. Carlson
        Chief Executive Officer
     (Principal Executive Officer)

         /s/ Jack C. Bendheim                              October 25, 2002
----------------------------------------
           Jack C. Bendheim
    Director, Chairman of the Board

        /s/ Richard G. Johnson                             October 25, 2002
----------------------------------------
          Richard G. Johnson
        Chief Financial Officer
   (Principal Financial Officer and
     Principal Accounting Officer)

         /s/ Marvin S. Sussman                             October 25, 2002
----------------------------------------
           Marvin S. Sussman
        Director, Vice Chairman
 and President of Animal Health Group

         /s/ James O. Herlands                             October 25, 2002
----------------------------------------
           James O. Herlands
 Director and Executive Vice President

                                 CERTIFICATIONS

I, Gerald K. Carlson, certify that:

(1) I have reviewed this annual report on Form 10-K of Philipp Brothers Chemicals, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 24, 2002

/s/ Gerald K. Carlson
---------------------------------
Gerald K. Carlson,
Chief Executive Officer

I, Jack C. Bendheim, certify that:

(1) I have reviewed this annual report on Form 10-K of Philipp Brothers Chemicals, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 24, 2002

/s/ Jack C. Bendheim
---------------------------------
Jack C. Bendheim,
Chairman of the Board

I, Richard G. Johnson, certify that:

(1) I have reviewed this annual report on Form 10-K of Philipp Brothers Chemicals, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 24, 2002

/s/ Richard G. Johnson
---------------------------------
Richard G. Johnson,
Chief Financial Officer


      Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company is not an "issuer" as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act. The Company files periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its senior subordinated notes.

                                INDEX TO EXHIBITS

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

3.1       Composite Certificate of Incorporation of Registrant(7)

3.2       By-laws of Registrant(1)

4.1 Indenture, dated as of June 11, 1998, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company(1)

4.1.1 Supplemental Indenture, dated as of November 30, 2000, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(7)

          Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2002. For a description of such indebtedness, see Note 7 of Notes to Consolidated Financial Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

10.1 Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated November 30, 2000, among Registrant, the Guarantors thereunder and PNC Bank, National Association ("PNC")(4)

10.1.1 First Amendment to Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated September 28, 2001 and effective June 30, 2001, among Registrant, the Guarantors thereunder and PNC(7)

10.1.2 Second Amendment to Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated October 18, 2002 among Registrant, the Guarantors thereunder and PNC(8)

10.2 Manufacturing Agreement, dated May 15, 1994, by and between Merck & Co., Inc., Koffolk, Ltd., and Registrant(1)+

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

10.16 Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental Protection, Division of Hazardous Waste Management, to C.P. Chemicals, Inc.(1)

10.17     Agreement for Transfer of Ownership, dated as of June 8, 2000, between
          C. P. Chemicals, Inc. ("CP") and the Township of Woodbridge ("Township"), and related Environmental Indemnification Agreement, between CP and Township, and Lease, between Township and CP(2)

10.18 Stockholders' Agreement, dated as of January 5, 2000, among shareholders of Penick Holding Company ("PHC"), and Certificate of Incorporation of PHC and Certificate of Designation, Preferences and Rights of Series A Redeemable Cumulative Preferred Stock of PHC(2)

10.19 Separation Agreement among Registrant, Phibro Tech, Inc. and Nathan Bistricer dated as of October 4, 2000(3)

10.20 Stock Purchase Agreement between Phibro Tech, Inc. and Nathan Bistricer dated as of October 4, 2000(3)

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

10.24 United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.24.1 Amendment No. 1 to United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001(6)

10.25 Supply Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.26 License Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.27 Management and Advisory Services Agreement dated November 30, 2000 between Registrant and Palladium Equity Partners, L.L.C.(7)++

10.28 Employment Agreement, dated May 28, 2002, by and between Registrant and Gerald K. Carlson(8)++

10.29 Agreement and General Release, and Consulting Agreement dated as of September 11, 2002, by and between Registrant and David C. Storbeck(8)++

21        List of Subsidiaries(8)

----------
1 Filed as an Exhibit to the Registrant's Registration Statement on Form S-4, No. 333-64641.

2 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

3 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

4 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated November 30, 2000.

5 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.

6 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 14, 2001.

7 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

8     Filed herewith.

+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 406(b).

++    This Exhibit is a management compensatory plan or arrangement.