Form 10-Q
period 2002-09-30
PHILIPP BROTHERS CHEMICALS INC
filed 2002-11-14
CIK 1069899

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

              (Mark One)
              |X|* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                  Yes |X| *                           No |_|

Number of shares of each class of common stock outstanding as of September 30, 2002:

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

* By virtue of Section 15(d) of the Securities Act of 1934, the Registrant is not subject to such filing requirements and not required to file this Quarterly Report, but has provided all such reports as if so required during the preceding 12 months.

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION (UNAUDITED)

  Item 1. Condensed Financial Statements ..................................    3
          Condensed Consolidated Balance Sheets ...........................    4
          Condensed Consolidated Statements of Operations and
            Comprehensive Income ..........................................    5
          Condensed Consolidated Statements of Changes in
            Stockholders' Deficit .........................................    6
          Condensed Consolidated Statements of Cash Flows .................    7
          Notes to Condensed Consolidated Financial Statements ............    8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................   20

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ......   25

  Item 4. Control and Procedures ..........................................   25

PART II OTHER INFORMATION

  Item 1. Legal Proceedings ...............................................   26

  Item 5. Other Information ...............................................   26

  Item 6. Exhibits and Reports on Form 8-K ................................   26

SIGNATURES ................................................................   27

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2002 and/or throughout this Form 10-Q and in particular in Item 2 of Part I of this Form 10-Q under the caption "Certain Factors Affecting Future Operating Results." Unless the context otherwise requires, references in this report to the "Company" refers to the Company and/or one or more of its subsidiaries, as applicable.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                 (In Thousands)

                                                     September 30,    June 30,
                                                         2002           2002
                                                     -------------   -----------

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                          $   8,653      $   6,419
    Trade receivables, less allowance for
      doubtful accounts of $2,858 at
      September 30, 2002 and $2,927 at
      June 30, 2002                                       60,495         65,161
    Other receivables                                      3,041          3,912
    Inventories                                           89,962         93,517
    Prepaid expenses and other current assets             14,235         15,965
                                                       ---------      ---------
        TOTAL CURRENT ASSETS                             176,386        184,974

PROPERTY, PLANT AND EQUIPMENT, net                        83,456         84,730

INTANGIBLES                                               12,840         13,200

OTHER ASSETS                                              12,601         13,540
                                                       ---------      ---------
                                                       $ 285,283      $ 296,444
                                                       =========      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Cash overdraft                                     $   1,967      $   7,767
    Loans payable to banks                                31,086         41,535
    Current portion of long-term debt                     10,038          8,851
    Accounts payable                                      50,780         42,280
    Accrued expenses and other current
      liabilities                                         37,864         34,080
                                                       ---------      ---------
        TOTAL CURRENT LIABILITIES                        131,735        134,513

LONG-TERM DEBT                                           134,036        136,641

OTHER LIABILITIES                                         28,166         29,877
                                                       ---------      ---------
        TOTAL LIABILITIES                                293,937        301,031
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
    Series B and C preferred stock                        58,725         56,602
                                                       ---------      ---------
STOCKHOLDERS' DEFICIT:
    Series A preferred stock                                 521            521
    Common stock                                               2              2
    Paid-in capital                                          740            740
    Retained earnings                                    (51,932)       (49,652)
    Accumulated other comprehensive (loss)
      income -
      (loss) gain on derivative instruments                  (21)         1,062
      cumulative currency translation
        adjustment                                       (16,689)       (13,862)
                                                       ---------      ---------
        TOTAL STOCKHOLDERS' DEFICIT                      (67,379)       (61,189)
                                                       ---------      ---------
                                                       $ 285,283      $ 296,444
                                                       =========      =========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)

             For the Three Months Ended September 30, 2002 and 2001

                                 (In Thousands)

                                                           2002          2001
                                                         --------      --------
NET SALES                                                $ 97,041      $ 94,659

COST OF GOODS SOLD                                         75,237        74,194
                                                         --------      --------
    GROSS PROFIT                                           21,804        20,465

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                               17,446        19,056
                                                         --------      --------
    OPERATING INCOME                                        4,358         1,409

OTHER:
    Interest expense                                        4,504         4,643

    Interest income                                          (126)          (70)

    Other (income)/expense, net                              (310)         (195)
                                                         --------      --------
    INCOME (LOSS) BEFORE INCOME TAXES                         290        (2,969)

PROVISION (BENEFIT) FOR INCOME TAXES                          447          (604)
                                                         --------      --------
    NET LOSS                                                 (157)       (2,365)

OTHER COMPREHENSIVE (LOSS) INCOME-
    (Loss) gain on derivative instruments                  (1,083)          145
    Change in currency translation adjustment              (2,827)       (1,566)
                                                         --------      --------
    COMPREHENSIVE LOSS                                   $ (4,067)     $ (3,786)
                                                         ========      ========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (Unaudited)

                  For the Three Months Ended September 30, 2002

                                 (In Thousands)

                                              Preferred            Common
                                                Stock               Stock                                   Accumulated
                                              ---------     ---------------------                              Other
                                                             Class        Class      Paid-in    Retained   Comprehensive
                                               Series A       "A"          "B"       Capital    Earnings   (Loss) income-   Total
                                              ---------     --------     --------    --------   ---------  --------------  --------
BALANCE, JULY 1, 2002                          $    521     $      1     $      1    $    740    $(49,652)    $(12,800)    $(61,189)

   Accretion of redeemable
    preferred securities to fair
    market value                                                                                       --                        --

   Dividends on Series B and C
    redeemable preferred stock                                                                     (2,123)                   (2,123)

   Loss on derivative
    instruments                                                                                                 (1,083)      (1,083)

   Foreign currency translation
    adjustment                                                                                                  (2,827)      (2,827)

   Net loss                                                                                          (157)                     (157)
                                               --------     --------     --------    --------    --------     --------     --------

BALANCE, SEPTEMBER 30, 2002                    $    521     $      1     $      1    $    740    $(51,932)    $(16,710)    $(67,379)
                                               ========     ========     ========    ========    ========     ========     ========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

             For the Three Months Ended September 30, 2002 and 2001

                                 (In Thousands)

                                                            2002         2001
                                                          --------     --------
OPERATING ACTIVITIES:
    Net loss                                              $   (157)    $ (2,365)
    Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
      Depreciation and amortization                          3,937        4,158
      Other                                                  1,259          789

      Changes in operating assets and
        liabilities:
        Accounts receivable                                  3,955        5,525
        Inventories                                          1,441       (4,383)
        Prepaid expenses and other current assets            1,469        2,606
        Other assets                                          (187)        (815)
        Accounts payable                                     8,870       (1,334)
        Accrued expenses and other current
          liabilities                                        2,987          872
                                                          --------     --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           23,574        5,053
                                                          --------     --------

INVESTING ACTIVITIES:
    Capital expenditures                                    (4,017)      (3,626)
    Other investing                                            320           79
                                                          --------     --------
        NET CASH USED IN INVESTING ACTIVITIES               (3,697)      (3,547)
                                                          --------     --------

FINANCING ACTIVITIES:
    Cash overdraft                                          (5,800)          99
    Net increase (decrease) in short-term debt             (10,387)       1,917
    Proceeds from long-term debt                                --           11
    Payments of long-term debt                              (1,468)      (1,073)
                                                          --------     --------
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                             (17,655)         954
                                                          --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         12           52
                                                          --------     --------
        NET INCREASE IN CASH AND CASH EQUIVALENTS            2,234        2,512

CASH AND CASH EQUIVALENTS at beginning of period             6,419       14,845
                                                          --------     --------
        CASH AND CASH EQUIVALENTS at end of period        $  8,653     $ 17,357
                                                          ========     ========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1. General

      In the opinion of Philipp Brothers Chemicals, Inc. (the "Company"), the accompanying unaudited condensed consolidated financials statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2002 and its results of operations and cash flows for the three months ended September 30, 2002 and 2001.

      The condensed consolidated balance sheet as of June 30, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Additionally, it should be noted that the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 2002.

      Certain prior year amounts in the accompanying condensed consolidated financial statements and related notes have been reclassified to conform to the fiscal 2003 presentation.

      The results of operations for the three months ended September 30, 2002 may not be indicative of results for the full year.

      Effective July 1, 2002 the Company adopted Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company has no goodwill, but has assessed the useful lives of its intangible assets. The adoption of SFAS No. 141 and No. 142 did not result in an impact on the Company's financial statements.

      Effective  July  1,  2002  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company has reviewed its tangible long-lived assets for associated asset retirement obligations ("AROs") in accordance with SFAS No.
143. The Company has not recognized liabilities associated with AROs since the associated assets have indeterminate useful lives.

      Effective July 1, 2002 the Company adopted Statement of Financial Accounting Standard No. "144 Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the development of a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of SFAS No. 144 did not result in an impact on the Company's financial statements.

      Effective July 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS No. 145"). Under the current rules, SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the Company's consolidated statement of operations, net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the Company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 145 did not result in an impact on the Company's financial statements.

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

2. Reclassifications

      Freight and warehousing expenses of $6,598, $6,994, $6,428 and $9,245 for the three months ended September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively, are being reclassified from selling, general and administrative expenses to cost of goods sold on the Company's condensed consolidated statements of operations and comprehensive income. This reclassification had no impact on net sales, operating income (loss) or net loss for each of the periods presented below. Results for the prior fiscal year are as follows:

                            3 Months Ended  3 Months Ended    3 Months Ended  3 Months Ended   12 Months Ended
                             September 30,    December 31,       March 31,        June 30,         June 30,
                                 2001            2001              2002            2002             2002
                            --------------  --------------    --------------  --------------   ---------------
Net Sales                     $  94,659        $  97,987        $  96,310        $  99,857        $ 388,813
Gross Profit                     20,465           24,295           16,539            5,167           66,466
Operating Income (Loss)           1,409            4,614           (3,729)         (23,958)         (21,664)
Net (Loss)                       (2,365)          (1,699)          (9,072)         (38,634)         (51,770)

3. Risks and Uncertainties

      As of September 30, 2002 (after giving effect to the amendment referred to below), the Company was in compliance with the financial covenants included in its amended senior credit facility ("credit agreement" or "facility") with its lending banks, for which PNC Bank serves as agent. The credit agreement was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the facility from $70 million to $55 million; limit borrowings under the capital expenditure line of the facility to the current outstanding balance of $5.8 million; and increase the interest rate to 1.5% to 1.75% per annum over the base rate (as defined in the agreement). Management believes that the reduced maximum availability and the revised borrowing base formula under the revolving credit portion of the facility will not adversely affect the Company's ability to meet its cash requirements during fiscal 2003.

      The Company's ability to fund its fiscal 2003 operating plan relies upon continued availability of the credit agreement which, in turn, requires the Company to maintain compliance with the amended financial covenants. The Company believes that it will be able to comply with the terms of the amended covenants based on its forecasted operating plan for 2003. In the event of adverse operating results and resultant violation of the covenants during fiscal 2003, the Company cannot be certain it will be able to obtain waivers or amendments on favorable terms, if at all.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      In addition, the Company's credit agreement and its note payable to Pfizer, Inc. mature in November 2003 and March 2004, respectively. The Company's management has undertaken actions to improve the Company's operating performance and overall liquidity in order to reduce debt levels and allow for ultimate refinancing of this debt in fiscal 2004. These actions include cost reduction activities, working capital improvement programs, shutdown of unprofitable operations, deferral and forbearance of certain obligations to Pfizer, and possible sale of certain business operations and other assets. These actions are ongoing and will continue to be re-evaluated during fiscal 2003.

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

4. Inventories

      Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average cost methods; however, certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead.

      Inventories consist of the following at September 30, 2002 and June 30, 2002:

                                                September 30,      June 30,
                                                   2002             2002
                                               --------------      --------
      Raw materials                               $22,277          $23,524
      Work-in-process                               1,879            2,098
      Finished goods                               65,806           67,895
                                                  -------          -------
      Total inventory                             $89,962          $93,517
                                                  =======          =======

5. Restructuring and Asset Writedowns

      The Company's Odda, Norway operation has suffered operating losses during fiscal years 2002 and 2001. During the third quarter of fiscal year 2002 the Company decided to cease production of two of Odda's three primary products as of June 30, 2002, and focus its resources on the remaining product line. During the fourth quarter of fiscal year 2002, due to further deterioration of the Odda business, the Company's review of certain long-lived assets of Odda for impairment, under the scenarios of continuing production of Odda's remaining primary product or complete shutdown of the Odda operation, resulted in the Company recording an impairment charge.

      During fiscal 2002 Odda incurred restructuring charges and terminated approximately 120 employees. An accrual of $824 for restructuring charges still to be paid at June 30, 2002 remained on the Company's balance sheet at June 30, 2002. An accrual of $770 for restructuring costs still to be paid at September 30, 2002 remains on the Company's balance sheet at September 30, 2002. The Company anticipates that by the end of January 2003 substantially all of the remaining restructuring costs will be paid.

      During the first quarter of fiscal 2003 Odda reduced production of its primary product, dicyandiamide, pending market acceptance of its calcium oxide, a by-product of the manufacturing process. In November 2002, the Company announced a temporary shutdown of the Odda operation due to continuing operating losses, higher than planned operating costs, and delays in the market acceptance of calcium oxide. Various alternatives are under consideration by the Company.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

6. Contingencies

(a) Litigation:

      On or about April 17, 1997, the Company and CP Chemicals, Inc. ("CP") were served with a complaint filed by Chevron USA, Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that operations of CP at its Sewaren plant affected adjoining property owned by Chevron and that Philipp Brothers, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached under which the Company and another defendant will, subject to certain conditions, take title to the property, subject to a period of due diligence investigation of the property. The Company's portion of the settlement for past costs and expenses is $495 and was included in selling, general and administrative expenses in the June 30, 2002 statement of operations and comprehensive income, and was paid in July 2002. The Company and the other defendant will, if the sale becomes final, share equally in the costs of remediation. While the costs cannot be estimated at this time, the Company believes the costs will not be material and insurance recoveries will be available to offset some of those costs.

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") by the United States Environmental Protection Agency (the "EPA"), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which the Company has agreed to contribute up to $900 of which $500 has been paid as of September 30, 2002. Some recovery from insurance and other sources is expected. The Company has also accrued its best estimate of any future costs.

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

(b) Environmental Remediation:

      The Company's domestic subsidiaries are subject to various federal, state and local environmental laws and regulations that govern the management of chemical wastes. The most significant regulation governing the Company's recycling activities is the Resource Conservation and Recovery Act of 1976 ("RCRA"). The Company has been issued final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey. The Company has ceased operations at its Union City, California facility. Costs accrued for closure were $350 as of September 30, 2002.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites (including Jericho litigation) to be approximately $2,025, which is included in current and long-term liabilities in the September 30, 2002 condensed consolidated balance sheet.

7. Business Segments

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

      Segment data for the three months ended September 30, 2002 and 2001 is as follows:

                                                Animal                                                    Corporate
                                               Health &     Industrial                        All         Expenses &
Three Months Ended September 30, 2002         Nutrition     Chemicals      Distribution      Other        Adjustments        Total
                                              ---------     ----------     ------------     --------      -----------       --------
Revenues -external customers                  $ 59,976       $ 17,322        $  9,573       $ 10,170        $     --        $ 97,041
         -intersegment                             927          2,893             351              4          (4,175)             --
                                              --------       --------        --------       --------        --------        --------
Total revenues                                $ 60,903       $ 20,215        $  9,924       $ 10,174        $ (4,175)       $ 97,041
                                              ========       ========        ========       ========        ========        ========
Operating income/(loss)                       $  9,702       $ (2,110)       $    743       $     85        $ (4,062)       $  4,358
                                              ========       ========        ========       ========        ========        ========

                                                Animal                                                    Corporate
                                               Health &     Industrial                        All         Expenses &
Three Months Ended September 30, 2001         Nutrition     Chemicals      Distribution      Other        Adjustments        Total
                                              ---------     ----------     ------------     --------      -----------       --------
Revenues -external customers                  $ 57,943       $ 17,345        $  9,435       $  9,936        $     --        $ 94,659
         -intersegment
                                                 1,410          3,666             554             11          (5,641)             --
                                              --------       --------        --------       --------        --------        --------
Total revenues                                $ 59,353       $ 21,011        $  9,989       $  9,947        $ (5,641)       $ 94,659
                                              ========       ========        ========       ========        ========        ========
Operating income/(loss)                       $  7,365       $ (4,200)       $    838       $    119        $ (2,713)       $  1,409
                                              ========       ========        ========       ========        ========        ========

8. Consolidating Financial Statements

      In June 1998, the Company issued $100 million in Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      The following consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor Subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Phibro-Tech, Inc., Mineral Resource Technologies, Inc., Prince Agriproducts, Inc., The Prince Manufacturing Company, Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc. and Phibro Animal Health U.S., Inc. The U.S. and foreign Guarantor and Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by PBC.

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

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                            As of September 30, 2002
                                 (In Thousands)

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
------------------------------------------------------------------------------------------------------------------------------------
                 Assets

Current Assets:

Cash and cash equivalents                         $      43         $   1,758         $   6,852                           $   8,653
Trade receivables                                     3,433            27,557            29,505                              60,495
Other receivables                                       393               880             1,768                               3,041
Inventory                                             2,772            48,467            38,723                              89,962
Prepaid expenses and other                            1,724               767            11,744                              14,235
                                                  ---------------------------------------------------------------------------------
        Total current assets                          8,365            79,429            88,592                --           176,386
                                                  ---------------------------------------------------------------------------------

Property, plant & equipment, net                        508            30,015            52,933                              83,456

Intangibles                                              32             1,438            11,370                              12,840
Investment in subsidiaries                           77,824             3,621                --           (81,445)               --
Intercompany                                         68,146           (37,483)            1,938           (32,601)               --
Other assets                                          9,538             1,788             1,275                              12,601
                                                  ---------------------------------------------------------------------------------
        Total assets                              $ 164,413         $  78,808         $ 156,108         $(114,046)        $ 285,283
                                                  =================================================================================

 Liabilities and Stockholders' Deficit

Current Liabilities:
Cash overdraft                                    $     350         $   1,617         $      --                           $   1,967
Loan payable to banks                                28,064                --             3,022                              31,086
Current portion of long term debt                     3,507               493             6,038                              10,038
Accounts payable                                      1,560            31,933            17,287                              50,780
Accrued expenses and other                            9,728             7,514            20,622                              37,864
                                                  ---------------------------------------------------------------------------------
Total current liabilities                            43,209            41,557            46,969                --           131,735

Long term debt                                      127,380           (67,658)          106,915           (32,601)          134,036

Other liabilities                                     2,478             5,199            20,489                              28,166
                                                  ---------------------------------------------------------------------------------
Total liabilities                                   173,067           (20,902)          174,373           (32,601)          293,937
                                                  ---------------------------------------------------------------------------------

Redeemable securities:
Series B and C preferred stock                       58,725                --                --                              58,725
                                                  ---------------------------------------------------------------------------------

          Stockholders' Deficit
Series A preferred stock                                521                --                --                                 521
Common stock                                              2                32                --               (32)                2
Paid in capital                                         740           110,885             8,166          (119,051)              740
Retained earnings                                   (51,932)          (10,921)          (10,008)           20,929           (51,932)
Accumulated other comprehensive
 (loss) income-
  loss on derivative instruments                        (21)             (311)              290                21               (21)
  cumulative currency translation
  adjustment                                        (16,689)               25           (16,713)           16,688           (16,689)
                                                  ---------------------------------------------------------------------------------
        Total stockholders' deficit                 (67,379)           99,710           (18,265)          (81,445)          (67,379)
                                                  ---------------------------------------------------------------------------------
        Total liabilities and deficit             $ 164,413         $  78,808         $ 156,108         $(114,046)        $ 285,283
                                                  =================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended September 30, 2002
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Foreign
                                                                  U.S. Guarantor    Subsidiaries       Consolidation    Consolidated
                                                    Parent         Subsidiaries    Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $ 7,108          $56,217           $ 36,480          $ (2,764)         $ 97,041

Cost of goods sold                                   5,787           42,813             29,401            (2,764)           75,237
                                                  ---------------------------------------------------------------------------------
       Gross profit                                  1,321           13,404              7,079                --            21,804

Selling, general, and administrative
  expenses                                           4,358            7,474              5,614                              17,446
                                                  ---------------------------------------------------------------------------------
       Operating (loss) income                      (3,037)           5,930              1,465                --             4,358

Interest expense                                       386              812              3,306                               4,504
Interest income                                         (1)              --               (125)                               (126)
Other expense                                           97              139               (546)                               (310)

Intercompany allocation                             (4,168)           4,168                 --                                  --

Loss (profit) relating to subsidiaries                 806               --                 --              (806)               --
                                                  ---------------------------------------------------------------------------------
       (Loss) income before income taxes              (157)             811             (1,170)              806               290

Provision (benefit) for income taxes                    --               77                370                                 447
                                                  ---------------------------------------------------------------------------------
       Net (loss) income                           $  (157)         $   734           $ (1,540)         $    806          $   (157)
                                                  =================================================================================

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                  For the Three Months Ended September 30, 2002
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Foreign
                                                                  U.S. Guarantor    Subsidiaries       Consolidation    Consolidated
                                                    Parent         Subsidiaries    Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                 $   (157)         $   734           $(1,540)          $    806          $   (157)
Adjustments to reconcile net (loss)
 income to cash provided by
 operating activities:
  Depreciation and amortization                        355            1,361             2,221                                3,937
  Other                                                 95             (548)            1,712                                1,259

Changes in operating assets and
  liabilities:
  Accounts receivable                                 (306)           1,702             2,559                                3,955
  Inventory                                            (65)          (3,553)            5,059                                1,441
  Prepaid expenses and other                         1,285            1,669            (1,485)                               1,469
  Other assets                                        (154)             567              (600)                                (187)
  Intercompany                                       6,000             (795)           (4,399)              (806)               --
  Accounts payable                                     536            7,137             1,197                                8,870
  Accrued expenses and other                         2,322           (1,568)            2,233                                2,987
                                                  ---------------------------------------------------------------------------------
Net cash provided by
 operating activities                                9,911            6,706             6,957                 --            23,574
                                                  ---------------------------------------------------------------------------------
Investing activities:
  Capital expenditures                                (172)          (1,572)           (2,273)                              (4,017)
  Other investing                                       --               --               320                                  320
                                                  ---------------------------------------------------------------------------------
Net cash used in
 investing activities                                 (172)          (1,572)           (1,953)                --            (3,697)
                                                  ---------------------------------------------------------------------------------
Financing activities:
  Cash overdraft                                      (226)          (3,885)           (1,689)                              (5,800)
  Net decrease in short term debt                   (9,927)              --              (460)                             (10,387)
  Payments of long term debt                            --             (136)           (1,332)                              (1,468)
                                                  ---------------------------------------------------------------------------------
Net cash (used in) provided by
 financing activities                              (10,153)          (4,021)           (3,481)                --           (17,655)
                                                  ---------------------------------------------------------------------------------
Effect of exchange rate changes
 on cash                                                --               (7)               19                                   12
                                                  ---------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                                     (414)           1,106             1,542                 --             2,234

Cash and cash equivalents
 at beginning of year                                  457              652             5,310                                6,419
                                                  ---------------------------------------------------------------------------------
Cash and cash equivalents
 at end of year                                   $     43          $ 1,758           $ 6,852           $     --          $  8,653
                                                  =================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                               As of June 30, 2002
                                 (In Thousands)

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
------------------------------------------------------------------------------------------------------------------------------------
                   Assets

Current Assets:
Cash and cash equivalents                         $     457         $     130         $   5,832                           $   6,419
Trade receivables                                     3,150            28,671            33,340                              65,161
Other receivables                                       392               855             2,665                               3,912
Inventory                                             2,707            44,929            45,881                              93,517
Prepaid expenses and other                            3,010             2,460            10,495                              15,965
                                                  ---------------------------------------------------------------------------------
        Total current assets                          9,716            77,045            98,213                --           184,974
                                                  ---------------------------------------------------------------------------------

Property, plant & equipment, net                        409            29,781            54,540                              84,730

Intangibles                                              32             1,495            11,673                              13,200
Investment in subsidiaries                           82,540             3,621                --           (86,161)               --
Intercompany                                         73,359           (36,074)           (5,240)          (32,045)               --
Other assets                                          9,738             1,918             1,884                              13,540
                                                  ---------------------------------------------------------------------------------
        Total assets                              $ 175,794         $  77,786         $ 161,070         $(118,206)        $ 296,444
                                                  =================================================================================

    Liabilities and Stockholders' Deficit

Current Liabilities:
Cash overdraft                                    $     576         $   5,502         $   1,689                           $   7,767
Loan payable to banks                                37,991                --             3,544                              41,535
Current portion of long term debt                     3,216               530             5,105                               8,851
Accounts payable                                      1,024            24,716            16,540                              42,280
Accrued expenses and other                            7,579             8,092            18,409                              34,080
                                                  ---------------------------------------------------------------------------------
Total current liabilities                            50,386            38,840            45,287                --           134,513
                                                  ---------------------------------------------------------------------------------

Long term debt                                      127,643           (68,271)          109,314           (32,045)          136,641

Other liabilities                                     2,352             6,156            21,369                              29,877

Redeemable securities:
Series B and C preferred stock                       56,602                --                --                              56,602

         Stockholders' Deficit

Series A preferred stock                                521                --                --                                 521
Common stock                                              2                32                --               (32)                2
Paid in capital                                         740           110,885             8,166          (119,051)              740
Retained earnings                                   (49,652)          (10,271)           (9,852)           20,123           (49,652)
Accumulated other comprehensive income (loss)-
  gain on derivative instruments                      1,062               384               678            (1,062)            1,062
  cumulative currency translation adjustment        (13,862)               31           (13,892)           13,861           (13,862)
                                                  ---------------------------------------------------------------------------------
        Total stockholders' deficit                 (61,189)          101,061           (14,900)          (86,161)          (61,189)
                                                  ---------------------------------------------------------------------------------
        Total liabilities and deficit             $ 175,794         $  77,786         $ 161,070         $(118,206)        $ 296,444
                                                  =================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended September 30, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Foreign
                                                                  U.S. Guarantor    Subsidiaries       Consolidation    Consolidated
                                                    Parent         Subsidiaries    Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $ 7,108           $ 51,594          $ 42,404          $ (6,447)         $ 94,659

Cost of goods sold                                  5,632             41,161            33,848            (6,447)           74,194
                                                  ---------------------------------------------------------------------------------
       Gross profit                                 1,476             10,433             8,556                --            20,465

Selling, general, and administrative
  expenses                                          3,737              8,542             6,777                              19,056
                                                  ---------------------------------------------------------------------------------
       Operating (loss) income                     (2,261)             1,891             1,779                --             1,409

Interest expense                                      674                933             3,036                               4,643
Interest income                                         3                 --               (73)                                (70)
Other expense (income)                                117                 19              (331)                               (195)

Intercompany allocation                              (993)               993                --                                  --

Loss (profit) relating to subsidiaries              1,098                 --                --            (1,098)               --
                                                  ---------------------------------------------------------------------------------
       (Loss) income before income taxes           (3,160)               (54)             (853)            1,098            (2,969)

(Benefit) provision for income taxes                 (795)               320              (129)                               (604)
                                                  ---------------------------------------------------------------------------------
       Net (loss) income                          $(2,365)          $   (374)         $   (724)         $  1,098          $ (2,365)
                                                  =================================================================================

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
                                                    Parent         Subsidiaries    Non-Guarantors       Adjustments        Balance
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                 $(2,365)          $  (374)          $   (724)        $  1,098           $ (2,365)
Adjustments to reconcile net (loss)
 income to cash (used in) provided by
 operating activities:
  Depreciation and amortization                       264             1,344              2,550                               4,158
  Other                                              (211)               65                935                                 789

Changes in operating assets and liabilities:
  Accounts receivable                                 210             2,369              2,946                               5,525
  Inventory                                           220            (1,401)            (3,202)                             (4,383)
  Prepaid expenses and other                          362             1,843                401                               2,606
  Other assets                                        264              (996)               (83)                               (815)
  Intercompany                                     (3,000)             (718)             4,816           (1,098)                --
  Accounts payable                                   (502)           (1,861)             1,029                              (1,334)
  Accrued expenses and other                        1,462             1,093             (1,683)                                872
                                                  ---------------------------------------------------------------------------------
Net cash (used in) provided by
 operating activities                              (3,296)            1,364              6,985               --              5,053
                                                  ---------------------------------------------------------------------------------
Investing activities:
  Capital expenditures                                (70)           (1,426)            (2,130)                             (3,626)
  Other investing                                      --                --                 79                                  79
                                                  ---------------------------------------------------------------------------------
Net cash used in
 investing activities                                 (70)           (1,426)            (2,051)              --             (3,547)
                                                  ---------------------------------------------------------------------------------
Financing activities:
  Cash overdraft                                       --               246               (147)                                 99
  Net increase (decrease)
   in short term debt                               3,498                --             (1,581)                              1,917
  Proceeds from long term debt                         --                11                 --                                  11
  Payments of long term debt                           (8)             (126)              (939)                             (1,073)
                                                  ---------------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                               3,490               131             (2,667)              --                954
                                                  ---------------------------------------------------------------------------------
Effect of exchange rate changes
 on cash                                               --                --                 52                                  52
                                                  ---------------------------------------------------------------------------------
Net increase in cash and
 cash equivalents                                     124                69              2,319               --              2,512

Cash and cash equivalents
 at beginning of year                               1,292               700             12,853                              14,845
                                                  ---------------------------------------------------------------------------------
Cash and cash equivalents
 at end of year                                   $ 1,416           $   769           $ 15,172         $     --           $ 17,357
                                                  =================================================================================

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

      The Company recorded operating income of $4.4 million and $1.4 million for the three months ended September 30, 2002 and 2001, respectively. Purchase accounting adjustments relating to inventory acquired in the acquisition of the Phibro Animal Health ("PAH") business in November 2002, resulted in an increase to cost of goods sold of $2.0 million for the quarter ended September 30, 2001. Excluding the purchase accounting adjustment, the Company's performance in fiscal 2003 improved over the prior fiscal period.

      At September 30, 2002, after giving effect to the amendment described below, the Company was in compliance with the financial covenants included in its amended domestic senior credit facility ("credit agreement" or "credit facility") with its lending banks. During fiscal 2003, the Company amended the credit facility and obtained a waiver for noncompliance at June 30, 2002. In addition, the Company entered into an agreement with its Norwegian banks to restructure loans and to obtain a waiver for noncompliance at June 30, 2002. Further, the Company entered into an agreement with Pfizer whereby Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004.

      In the first quarter of fiscal 2003, Odda reduced production of dicyandiamide pending market acceptance of its calcium oxide, a by-product of the manufacturing process. In November 2002, the Company announced a temporary shutdown of the Odda facility due to continuing operating losses, higher than planned operating costs and delays in the market acceptance of calcium oxide. Various alternatives are under consideration by the Company. Additional impairment charges may be recorded in the future, the extent of which will be dependent upon the outcome of the alternatives selected.

      Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation. Freight and warehousing expenses of $6,598 for the three months ended September 30, 2001 were reclassified from general and administrative expenses to cost of goods sold.

Results of Operations

                                                              Sales
                                                            ($000's)
                                                        Three Months Ended
                                                           September 30,
                                                    --------------------------
Operating Segments:                                   2002              2001
                                                    --------          --------
Animal Health and Nutrition ..............          $ 60,903           $ 59,353
Industrial Chemicals .....................            20,215             21,011
Distribution .............................             9,924              9,989
All Other ................................            10,174              9,947
Elimination of intersegment sales ........            (4,175)            (5,641)
                                                    --------           --------
                                                    $ 97,041           $ 94,659
                                                    ========           ========

                                                      Operating Income (Loss)
                                                            ($000's)
                                                        Three Months Ended
                                                           September 30,
                                                    --------------------------
Operating Segments:                                   2002              2001
                                                    --------          --------
Animal Health and Nutrition ..............          $  9,702           $  7,365
Industrial Chemicals .....................            (2,110)            (4,200)
Distribution .............................               743                838
All Other ................................                85                119
Corporate expenses and intercompany
  profit elimination .....................            (4,062)            (2,713)
                                                    --------           --------
                                                    $  4,358           $  1,409
                                                    ========           ========

Comparison of Three Months Ended September 30, 2002 and 2001

      Net Sales. Net sales increased by $2.4 million, or 3%, to $97.0 million in the three months ended September 30, 2002, as compared to the same period of the prior year. The increase was primarily due to higher sales in the Animal Health segment offset in part by declines in the Industrial Chemical segment.

      The Animal Health and Nutrition segment's net sales increased by $1.5 million, or 2.6% to $60.9 million for the three months ended September 30, 2002. The Company's PAH operations improved due to higher unit volume sales of its antibacterial and anticoccidial products. Higher revenues were also recorded at the Company's Prince Agri operations due to higher unit volumes associated with its vitamin and other specialty ingredients. The Company's Koffolk sales declined due to the adverse business climate in Israel and unfavorable currency impacts at its Brazilian subsidiary.

      The Industrial Chemicals segment's net sales decreased by $.8 million, or 4%, to $20.2 million in the three months ended September 30, 2002 as compared to the prior period. The Company's Odda subsidiary revenues declined by $2.7 million due to discontinued production and sale of the CY-50 and calcium carbide product lines in the fourth quarter of 2002. In addition, in the quarter ended September 30, 2002, Odda reduced production of dicyandiamide pending market acceptance of its calcium oxide, a by-product of the manufacturing process. Sales by the Company's Phibro-Tech subsidiary increased by $1.4 million due to increased unit volumes over the prior year comparable quarter. Higher unit shipments of pigments and blends and manganese dioxide products by the Company's Prince operations, partially offset by sales price declines, increased revenues by $.5 million during the current fiscal period.

      Net sales for the Distribution segment decreased by $.1 million, or 1%, to $9.9 million in 2002, as compared to the prior period. Declines in the segment's carbide sales, related to the discontinuance of carbide production at Odda, account for the decrease and were partially offset by improvements in product mix.

      Net sales for the All Other segment increased by $.2 million, or 2%, to $10.2 million in 2002, as compared to the prior period. The Company's fly ash business increased revenues by approximately $.8 million due to higher unit volumes offset in part by declines in average selling prices. A decrease in specialized lab projects and formulations at the segment's U.K. operations lowered revenues by $.4 million. Lower sales of crop protection chemicals accounted for the balance of the decrease.

      Gross Profit. Gross profit increased by $1.3 million, or 7%, to $21.8 million in the three months ended September 30, 2002, as compared to the prior period. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $0 and $2.0 million for the three months ended September 30, 2002 and 2001, respectively. Excluding the purchase accounting adjustments, gross profit increased by approximately $.1 million in the Animal Health segment primarily due to higher unit volumes. The Industrial Chemicals segment increased by approximately $.2 million primarily due to higher margins at the Company's Prince Manufacturing and Phibro-Tech facilities offset in part by higher production costs at the Company's Odda facility. The Distribution segment declined $.1 million primarily as a result of lower unit volume of carbide products. The All Other segment declined by approximately $.3 million primarily due to higher freight costs associated with the Company's fly ash operations and decreases in specialized lab projects and formulations at the segment's U.K. facility. Elimination of inter-company profit in inventory accounted for the balance of the decrease.

      Selling, General and Administrative Expenses. Costs decreased by $1.6 million, or 8% to $17.4 million in 2002, as compared to the prior period. Costs declined primarily at the Company's Phibro-Tech, Koffolk and Odda operations due to cost reduction programs and lower levels of production activity. The prior period included a $.4 million non-cash gain to reflect the decrease in repurchase value of redeemable common stock of a minority shareholder; no amount was recorded in the current period.

      Operating Income (Loss). Operating income increased by $2.9 million to $4.4 million in 2002, as compared to the prior period. The Animal Health and Nutrition segment, after the exclusion of purchase accounting adjustments in fiscal 2002, increased due to higher unit volumes and cost reductions. The Industrial Chemicals segment improved primarily due to cost reduction programs and also higher sales and production volumes at the Company's Phibro-Tech facilities. The Company's Distribution and All Other segment declined slightly from the prior period.

      Interest Expense, Net. Costs decreased by $.2 million or 4% to $4.4 million for the three months ended September 30, 2002 as compared to the prior period primarily due to lower interest rates offset in part by slightly higher average borrowing levels.

      Other Expense, Net. Other expense, net principally reflects foreign currency transaction/translation gains and losses of the Company's foreign subsidiaries (principally Norwegian Kroner and the Israeli Shekel). The Company also recorded a gain of $.7 million on a power purchase derivative instrument at its Odda facility.

      Income Taxes. An income tax provision of $.4 million was reported on a consolidated pre-tax income of $.3 million in fiscal 2003 primarily due to income tax provisions in profitable foreign jurisdictions and also for state income taxes. In addition, domestic pre-tax income was recorded without a tax provision due to the utilization of net operating loss carryforwards with a full valuation allowance. The Company's Odda facility losses were not given any tax benefit. The Company's position with respect to the recoverability of these deferred tax assets will continue to be evaluated each reporting period based on actual and expected operating performance.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Cash provided by operations for the three months ended September 30, 2002 and 2001 was $24.8 million and $5.1 million, respectively. Cash provided by operating activities increased in the three months ended September 30, 2002, compared with the three months ended September 30, 2001, primarily due to improved earnings and improvements in working capital management.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended September 30, 2002 and 2001 was $3.7 million and $3.5 million, respectively. Capital expenditures of $4.0 million and $3.6 million in the respective 2002 and 2001 periods, were mostly for new product development, maintaining the Company's existing asset base and for environmental, health and safety projects. Proceeds from the sale of assets accounted for the remainder of cash used in investing activities.

      Net Cash (Used In) Provided by Financing Activities. Net cash (used in) provided by financing activities for the three months ended September 30, 2002 and 2001 was ($17.9) million and $1.0 million, respectively. Borrowings under the domestic revolving credit agreement and other long-term debt were reduced in fiscal 2003 from cash generated by operating activities.

      Liquidity. At September 30, 2002, after giving effect to the amendment referred to below, the Company was in compliance with the financial covenants included in its amended domestic senior credit facility ("credit agreement" or "credit facility") with its lending banks. The credit agreement was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the facility from $70 million to $55 million; limit borrowings under the capital expenditure line of the facility to the current outstanding balance of $5.8 million; and revise the interest rate to 1.5% to 1.75% per annum over the base rate (as defined in the agreement). Management believes that the reduced maximum availability and the revised borrowing base formula under the revolving credit portion of the facility will not affect the Company's ability to meet its cash requirements during fiscal 2003.

      The Company's ability to fund its fiscal 2003 operating plan relies upon continued availability of the credit agreement, which in turn, requires the Company to maintain compliance with the amended financial covenants. The financial covenants require certain ratios of consolidated interest coverage and a minimum level of domestic cash flows (each, as defined in the credit agreement). The Company believes it will be able to comply with the terms of the amended covenants based on its forecasted operating plan for fiscal 2003. In the event of adverse operating results and resultant violation of the covenants during 2003, the Company cannot be certain it will be able to obtain waivers or amendments on favorable terms, if at all.

      In addition, the Company's credit agreement and its note payable to Pfizer mature in November 2003 and March 2004, respectively. The Company's management has undertaken actions to improve the Company's operating performance and overall liquidity in order to reduce debt levels and allow for ultimate refinancing of this debt in fiscal 2004. These actions include cost reduction activities, working capital improvement programs, shutdown of unprofitable operations, and possible sale of certain business operations and other assets. The Company has announced its intention to sell its Prince Manufacturing operations, part of the Prince Manufacturing Group, and also a U.K. operation which manufactures and sells chemical intermediates to the pharmaceutical industry. These actions are ongoing and will continue to be re-evaluated during fiscal 2003. In addition, the Company entered into an agreement with Pfizer whereby Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004.

      As a result of the partial shutdown of Odda's operations and non-compliance with the financial covenants of its credit facilities, Odda has entered into an agreement with its Norwegian banks to restructure these loans and to obtain a waiver for the non-compliance. The agreement establishes a periodic payment schedule through November 30, 2003. Philipp Brothers Chemicals, Inc. is the guarantor of this debt.

      Working capital as of September 30, 2002 was $44.7 million compared to $50.4 million at fiscal year end June 30, 2002. Due to the nature and terms of the credit agreement, which includes both a subjective acceleration clause and a requirement to maintain a lockbox arrangement, all borrowings against this facility are classified as a current liability. At September 30, 2002, the amount of credit extended under this agreement totaled $28.8 million and the Company had $8.7 million available under the borrowing base formula in effect under this agreement. In addition, certain of the Company's foreign subsidiaries also had availability under their respective credit facilities totaling $9.4 million. Management's efforts to improve liquidity has resulted in a decrease in borrowings under the revolving credit agreement to approximately $24.7 million as of October 31, 2002.

      The Company anticipates spending approximately $10.7 million for capital expenditures in fiscal 2003, primarily to cover the Company's asset replacement needs, improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

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

      The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the fiscal year ended June 30, 2002. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company's critical accounting policies impacted by judgments, assumptions and estimates.

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

      Litigation

      The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of the reserves required for these contingencies is based on an analysis of the various issues, historical experience, other third party judgments and outside specialists, where required. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 13 to the Consolidated Financial Statements for the fiscal year ended June 30, 2002.

      Environmental Matters

      The Company determines the costs of environmental remediation of its facilities and formerly owned properties on the basis of current law and existing technologies. Uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The liabilities are adjusted periodically as remediation efforts progress or as additional information becomes available. The Company has recorded liabilities of $2.0 million at September 30, 2002 for such activities.

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

      Inventories

      Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) and average methods for most inventories; however certain subsidiaries of the Company use the last-in, first-out (LIFO) method for valuing inventories. The determination of market value to compare to cost involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Reserves are recorded for inventory determined to be damaged, obsolete, or otherwise unsalable.

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

New Accounting Pronouncements

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

Seasonality of Business

      There is some seasonality in the Company's results as sales of certain industrial chemicals to the wood treatment industry as well as sales of coal fly ash are typically highest during the peak construction periods of the first and fourth fiscal quarters.

Quantitative and Qualitative Disclosure About Market Risk

      For financial market risks related to changes in interest rates, foreign currency exchange rates and commodity prices, reference is made to Part II, Item 7, Quantitative and Qualitative Disclosure About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and to Note 14 to the Consolidated Financial Statements of the Company included therein.

Certain Factors Affecting Future Operating Results

      This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following: the Company's substantial leverage and potential inability to service its debt; the Company's dependence on distributions from its subsidiaries; risks associated with the Company's international operations; the Company's dependence on its Israeli operations; competition in each of the Company's markets; potential environmental liability; extensive regulation by numerous government authorities in the United States and other countries; significant cyclical price fluctuation for the principal raw materials used by the Company in the manufacture of its products; the Company's reliance on the continued operation and sufficiency of its manufacturing facilities; the Company's dependence upon unpatented trade secrets; the risks of legal proceedings and general litigation expenses; potential operating hazards and uninsured risks; the risk of work stoppages; the Company's dependence on key personnel; and the uncertain impact of the Company's divestiture plans. See also the discussion under "Risks and Uncertainties" in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this Report and matters referred to throughout Item 1of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

Item 4. Control and Procedures

      (a) Based upon an evaluation by the Company's Chief Executive Officer, Chairman of the Board and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q they have concluded that the Company's disclosure controls and procedures as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information contained in the Company's periodic reports provided to the Securities and Exchange Commission.

      (b) Since the date of the most recent evaluation of the Company's internal controls, there have been no significant changes in such internal controls or in other factors that could significantly affect these controls nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

      On or about April 17, 1997, Philipp Brothers Chemicals, Inc. ("Philipp Brothers") and CP Chemicals, Inc. ("CP") were served with a complaint filed by Chevron USA, Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that operations of CP at its Sewaren plant affected adjoining property owned by Chevron and that Philipp Brothers, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached under which the Company and another defendant will, subject to certain conditions, take title to the property, subject to a period of due diligence investigation of the property. The Company's portion of the settlement for past costs and expenses is $495 and is included in selling, general and administrative expenses in the June 30, 2002 statement of operations and comprehensive income. The payable of $495 is included in accrued expenses and other current liabilities as of June 30, 2002 and was subsequently paid in July 2002. The Company and the other defendant will, if the sale becomes final, share equally in the costs of remediation. While the costs cannot be estimated at this time, the Company believes the costs will not be material and insurance recoveries will be available to offset some of those costs.

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

                                        PHILIPP BROTHERS CHEMICALS, INC.

Date: November 14, 2002                    By: /s/ JACK C. BENDHEIM
                                           --------------------------------
                                                  Jack C. Bendheim
                                                Chairman of the Board

Date: November 14, 2002                    By: /S/ GERALD K. CARLSON
                                           --------------------------------
                                                  Gerald K. Carlson
                                               Chief Executive Officer

Date: November 14, 2002                    By: /s/ RICHARD G. JOHNSON
                                           --------------------------------
                                                  Richard G. Johnson
                                               Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

                                 CERTIFICATIONS

I, Gerald K. Carlson, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Philipp Brothers Chemicals, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Gerald K. Carlson
----------------------------
Gerald K. Carlson,
Chief Executive Officer

I, Jack C. Bendheim, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Philipp Brothers Chemicals, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jack C. Bendheim
--------------------------------
Jack C. Bendheim,
Chairman of the Board

I, Richard G. Johnson, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Philipp Brothers Chemicals, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard G. Johnson
--------------------------------
Richard G. Johnson,
Chief Financial Officer

      Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, the
Company is not an "issuer" as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act. The Company submits periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its senior subordinated notes.