Form 10-Q
period 2002-12-31
PHILIPP BROTHERS CHEMICALS INC
filed 2003-02-14
CIK 1069899

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

         (Mark One)

              |X|*QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                        Commission File Number 333-64641
                    ----------------------------------------

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

                Yes |X| *                           No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes |   |                           No |X|

Number of shares of each class of common stock outstanding as of December 31, 2002:


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

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION (UNAUDITED)

          Item 1. Condensed Financial Statements..........................     3
                  Condensed Consolidated Balance Sheets...................     4
                  Condensed Consolidated Statements of Operations
                    and Comprehensive Income..............................     5
                  Condensed Consolidated Statements of Changes
                    in Stockholders' Deficit..............................     6
                  Condensed Consolidated Statements of Cash Flows.........     7
                  Notes to Condensed Consolidated Financial Statements....     8

          Item 2. Management's Discussion and Analysis of Financial

                  Condition and Results of Operations.....................    23
          Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk.....................................    29

          Item 4. Control and Procedures..................................    29

PART II   OTHER INFORMATION


          Item 1. Legal Proceedings.......................................    30
          Item 5.  Other Information......................................    30
          Item 6. Exhibits and Reports on Form 8-K........................    30

SIGNATURES ...............................................................    31

CERTIFICATIONS ...........................................................    32

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)

                                                        December 31,  June 30,
                                                            2002        2002
                                                        ------------  --------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                            $  13,788    $   6,419
    Trade receivables, less allowance for
      doubtful accounts of $1,812 at December 31,
      2002 and $1,893 at June 30, 2002                      59,483       65,161
    Other receivables                                        2,599        3,912
    Inventories                                             97,995       93,517
    Prepaid expenses and other current assets               14,190       15,965
                                                         ---------    ---------
        TOTAL CURRENT ASSETS                               188,055      184,974

PROPERTY, PLANT AND EQUIPMENT, net                          73,415       84,730
INTANGIBLES                                                 12,654       13,200
OTHER ASSETS                                                11,927       13,540
                                                         ---------    ---------
                                                         $ 286,051    $ 296,444
                                                         =========    =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Cash overdraft                                       $   2,416    $   7,767
    Loans payable to banks                                  38,219       41,535
    Current portion of long-term debt                        8,449        8,851
    Accounts payable                                        48,993       42,280
    Accrued expenses and other current liabilities          37,156       34,080
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES                          135,233      134,513

LONG-TERM DEBT                                             128,418      136,641
OTHER LIABILITIES                                           39,873       29,877
                                                         ---------    ---------
        TOTAL LIABILITIES                                  303,524      301,031
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
    Series B and C preferred stock                          60,847       56,602
                                                         ---------    ---------

STOCKHOLDERS' DEFICIT:
    Series A preferred stock                                   521          521
    Common stock                                                 2            2
    Paid-in capital                                            740          740
    Retained earnings                                      (61,888)     (49,652)
    Accumulated other comprehensive (loss) income:
      (Loss) gain on derivative instruments                   (179)       1,062
      Cumulative currency translation adjustment           (17,516)     (13,862)
                                                         ---------    ---------
        TOTAL STOCKHOLDERS' DEFICIT                        (78,320)     (61,189)
                                                         ---------    ---------
                                                         $ 286,051    $ 296,444
                                                         =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME (Unaudited)
                                 (In Thousands)

                                                   Three Months Ended        Six Months Ended
                                                      December 31,             December 31,
                                                  2002          2001         2002        2001
                                                ---------    ---------    ---------    ---------
NET SALES                                       $  99,118    $  97,987    $ 196,159    $ 192,646

COST OF GOODS SOLD                                 76,985       73,692      152,222      147,886
                                                ---------    ---------    ---------    ---------

    GROSS PROFIT                                   22,133       24,295       43,937       44,760

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                       18,523       19,681       35,969       38,737

ASSET WRITEDOWNS                                    7,781         --          7,781         --
                                                ---------    ---------    ---------    ---------

    OPERATING (LOSS) INCOME                        (4,171)       4,614          187        6,023

OTHER:

    Interest expense                                3,656        4,674        8,160        9,317

    Interest income                                    30         (233)         (96)        (303)

    Other (income) expense, net                    (1,442)       1,220       (1,752)       1,025
                                                ---------    ---------    ---------    ---------

    LOSS BEFORE INCOME TAXES                       (6,415)      (1,047)      (6,125)      (4,016)

PROVISION FOR INCOME TAXES                          1,420          652        1,867           48
                                                ---------    ---------    ---------    ---------

    NET LOSS                                       (7,835)      (1,699)      (7,992)      (4,064)

OTHER COMPREHENSIVE (LOSS) INCOME:
    (Loss) gain on derivative instruments            (158)         288       (1,241)         433
    Change in currency translation adjustment        (827)       2,354       (3,654)         788
                                                ---------    ---------    ---------    ---------

    COMPREHENSIVE INCOME (LOSS)                 $  (8,820)   $     943    $ (12,887)   $  (2,843)
                                                =========    =========    =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (Unaudited)
          For the Three Months and Six Months Ended December 31, 2002
                                 (In Thousands)

                                   Preferred      Common
                                     Stock        Stock
                                   ---------   -----------                          Accumulated Other
                                               Class   Class    Paid-in  Retained     Comprehensive
                                   Series A     "A"     "B"     Capital  Earnings     (Loss) income-    Total
                                   --------    -----   -----    -------  --------     --------------    -----
BALANCE , JULY 1, 2002              $  521      $ 1     $ 1      $ 740   $(49,652)       $(12,800)    $(61,189)

 Dividends on Series B and C
    redeemable preferred stock                                             (2,123)                      (2,123)

 Loss on derivative
    instruments                                                                            (1,083)      (1,083)

 Foreign currency translation
    adjustment                                                                             (2,827)      (2,827)

 Net loss                                                                    (157)                        (157)
                                    ------      ---     ---      -----   --------        --------     --------
BALANCE, SEPTEMBER 30, 2002         $  521      $ 1     $ 1      $ 740   $(51,932)       $(16,710)    $(67,379)
                                    ======      ===     ===      =====   ========        ========     ========

 Dividends on Series B and C
    redeemable preferred stock                                             (2,121)                      (2,121)

 Loss on derivative
    instruments                                                                              (158)        (158)

 Foreign currency translation
    adjustment                                                                               (827)        (827)

 Net loss                                                                  (7,835)                      (7,835)
                                    ------      ---     ---      -----   --------        --------     --------
BALANCE, DECEMBER 31, 2002          $  521      $ 1     $ 1      $ 740   $(61,888)       $(17,695)    $(78,320)
                                    ======      ===     ===      =====   ========        ========     ========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               For the Six Months Ended December 31, 2002 and 2001
                                 (In Thousands)

                                                              2002       2001
                                                           ---------    -------

OPERATING ACTIVITIES:
    Net loss                                               $ (7,992)   $ (4,064)
    Adjustments to reconcile net loss to
      net cash provided
        by operating activities:
      Depreciation and amortization                           8,025       8,044
      Asset writedowns                                        7,781        --
      Other                                                     308       1,666

      Changes in operating assets and liabilities:
        Accounts receivable                                   4,110      11,968
        Inventories                                          (4,861)    (13,927)
        Prepaid expenses and other current assets             1,554        (372)
        Other assets                                         (1,107)       (507)
        Accounts payable                                     17,988      (2,218)
        Accrued expenses and other current liabilities        1,636       3,714
                                                           --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES            27,442       4,304
                                                           --------    --------

INVESTING ACTIVITIES:
    Capital expenditures                                     (7,351)     (6,634)
    Acquisition of a business                                  --        (4,422)
    Proceeds from sales of assets                             5,956        --
    Other investing                                            --           (38)
                                                           --------    --------
        NET CASH USED IN INVESTING ACTIVITIES                (1,395)    (11,094)
                                                           --------    --------

FINANCING ACTIVITIES:
    Cash overdraft                                           (5,351)        751
    Net increase (decrease) in short-term debt               (3,426)     10,402
    Proceeds from long-term debt                              1,660       2,042
    Payments of long-term debt                              (11,752)     (3,963)
                                                           --------    --------
        NET CASH (USED IN) PROVIDED BY FINANCING
          ACTIVITIES                                        (18,869)      9,232
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         191          29
                                                           --------    --------

        NET INCREASE IN CASH AND CASH EQUIVALENTS             7,369       2,471

CASH AND CASH EQUIVALENTS at beginning of period              6,419      14,845
                                                           --------    --------
        CASH AND CASH EQUIVALENTS at end of period         $ 13,788    $ 17,316
                                                           ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1. General

      In the opinion of Philipp Brothers Chemicals, Inc. (the "Company"), the accompanying unaudited condensed consolidated financials statements contain all adjustments (consisting only of normal recurring adjustments, except for asset writedowns) necessary to present fairly its financial position as of December 31, 2002 and its results of operations and cash flows for the three months and six months ended December 31, 2002 and 2001.

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

      The results of operations for the three months and six months ended December 31, 2002 may not be indicative of results for the full year.

      Effective July 1, 2002 the Company adopted Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes specific criteria for recognition of intangible assets separately from goodwill. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company has no goodwill, but has assessed the useful lives of its intangible assets. The adoption of SFAS No. 141 and No. 142 did not result in an impact on the Company's financial statements.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the financial statements.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN No. 45 to have a significant impact on the financial statements.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires consolidation by business enterprises of variable interest entities (commonly referred to as special purpose entities), which meet certain characteristics. FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. The Company does not expect the adoption of FIN No. 46 to have an impact on the financial statements.

2. Reclassifications

      Freight and warehousing expenses of $6,598, $6,994, $6,428 and $9,245 for the three months ended September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively, are being reclassified from selling, general and administrative expenses to cost of goods sold on the Company's condensed consolidated statements of operations and comprehensive income. The reclassification had no impact on net sales, operating income (loss) or net loss for each of the periods presented below. Results for the prior fiscal year are as follows:

                           3 Months      3 Months      3 Months    3 Months     12 Months
                            Ended         Ended          Ended       Ended        Ended
                        September 30,  December 31,    March 31,    June 30,    June 30,
                            2001           2001          2002         2002        2002
                        -------------  ------------    ---------    --------    --------
Net Sales                 $94,659        $97,987       $96,310     $ 99,857     $388,813
Gross Profit               20,465         24,295        16,539        5,167       66,466
Operating Income (Loss)     1,409          4,614        (3,729)     (23,958)     (21,664)
Net (Loss)                 (2,365)        (1,699)       (9,072)     (38,634)     (51,770)

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

3. Risks and Uncertainties

      As of December 31, 2002, the Company was in compliance with the financial covenants included in its amended senior credit facility ("credit facility") with its lending banks, for which PNC Bank serves as agent. The credit facility was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the credit facility from $70 million to $55 million; limit borrowings under the capital expenditure line of the credit facility to the outstanding balance as of the amendment date; and increase the interest rate to 1.5% to 1.75% per annum over the base rate (as defined in the agreement). Management believes that the reduced maximum availability and the revised borrowing base formula under the revolving credit portion of the credit facility will not adversely affect the Company's ability to meet its cash requirements through the remaining term of the credit facility (see below).

      The Company's ability to fund its operating plan relies upon continued availability of the credit facility which, in turn, requires the Company to maintain compliance with the amended financial covenants. The Company believes that it will be able to comply with the terms of the amended covenants based on its forecasted operating plan. In the event of adverse operating results and resultant violation of the covenants through the remaining term of the credit facility (see below), the Company cannot be certain it will be able to obtain waivers or amendments on favorable terms, if at all.

      The Company's credit facility and its note payable to Pfizer, Inc. mature in November 2003 and March 2004, respectively. The Company may not have sufficient cash resources to repay this debt and management has undertaken actions to improve the Company's operating performance and overall liquidity in order to reduce debt levels and allow for ultimate refinancing of this debt prior to their maturities. These actions include cost reduction activities, working capital improvement programs, shutdown of unprofitable operations, deferral and forbearance of certain obligations to Pfizer, and possible sale of certain business operations and other assets.

      The Company intends to refinance its current credit facility and the Pfizer note payable. The ability to refinance such debt on terms acceptable to the Company is, among other things, dependent upon the success of the management actions referred to above. There can be no assurance that the Company will be able to refinance such debt on terms acceptable to the Company. The inability to refinance the debt on terms acceptable to the Company would have a material adverse impact on the Company's financial position, results of operations, and cash flow.

      In October 2002, the Company entered into an agreement with Pfizer whereby Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004.

      In October 2002, Odda entered into an agreement with its Norwegian banks to restructure its loans and to obtain waivers for its non-compliance with the financial covenants. The agreement establishes a periodic payment schedule through November 30, 2003. The Company is the guarantor of certain portions of this debt.

      The Company has completed the sale of certain fixed assets of Odda and certain assets of its Phibro-tech etchant business during the second quarter of fiscal year 2003 for aggregate proceeds of $5,956. The Company is actively pursuing the sale of certain business operations to generate cash for debt repayment. However, there can be no assurance that such sales will be completed on terms acceptable to the Company, and there are no disposal transactions which the Company considers probable at December 31, 2002. Disposal transactions could result in recording losses for financial statement purposes.

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

     On  February  14,  2003,  the Company  was  advised  that the Joint  Expert
Committee on Food Additives of the Food and Agricultural Organization of the United Nations and the World Health Organization ("JECFA"), at its meeting held February 6-12, 2003, had determined to withdraw the maximum residue limits ("MRL's") for Carbadox. It is not known at this time whether any national regulatory authorities will adopt this determination, which could result in reduced overall sales of the product. Carbadox is a significant product for the Company's Phibro Animal Health business. The Company is presently assessing the impact of this determination on the Company.

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

      Inventories consist of the following at December 31, 2002 and June 30, 2002:

                                       December 31,         June 30,
                                           2002               2002
                                       ------------         --------
      Raw Materials                      $21,011            $23,524
      Work-in-process                      1,785              2,098
      Finished goods                      75,199             67,895
                                         -------            -------
      Total inventory                    $97,995            $93,517
                                         =======            =======

5. Asset Writedowns and Restructuring

      The Company's Odda, Norway operation has suffered operating losses during fiscal years 2002 and 2001. Odda is included in the Company's Industrial Chemicals segment.

      In November 2002, the Company announced a temporary shutdown of the Odda operation due to continuing operating losses, higher than planned operating costs, and delays in the market acceptance of calcium oxide, a by-product of the manufacturing process of its primary product, dicyandiamide. The Company continues to assess various alternatives for its Odda operation, including complete shutdown.

      The Company has reevaluated the carrying value of Odda's long-lived assets (consisting of property, plant and equipment and certain other assets) at December 31, 2002, based upon its estimate of future net cash flows under the possible scenarios being considered by management. As a result, an impairment charge of $7,781 has been recorded in the Company's condensed consolidated statements of operations and comprehensive income for the three months and six months ended December 31, 2002 to reduce the carrying value of Odda's long-lived assets to their estimated salvage values.

      The Company continues to carry a cumulative translation adjustment of $6,314 related to Odda's operations. Pending management's ultimate decision on the future of Odda, such amount may be charged to operating results.

      Operating results for Odda are as follows:

     Three Months Ended December 31,         2002              2001
                                           --------          ---------
     Total revenues                        $  3,069          $ 8,517
     Operating loss                        $(10,702)         $  (970)
     Other income (expense)                $    814          $  (420)
     Depreciation                          $    325          $   728

     Six Months Ended December 31,           2002              2001
                                           --------          ---------
     Total revenues                        $  7,781          $ 15,964
     Operating loss                        $(12,904)         $ (3,232)
     Other income (expense)                $  2,211          $    802
     Depreciation                          $    643          $  1,454

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

      During the third quarter of fiscal year 2002 the Company decided to cease production of two of Odda's three primary products as of June 30, 2002, and focus its resources on the remaining product line. During the fourth quarter of fiscal year 2002, due to further deterioration of the Odda business, the Company's review of certain long-lived assets of Odda for impairment, under the scenarios of continuing production of Odda's remaining primary product or complete shutdown of the Odda operation, resulted in the Company recording an impairment charge of $5,133.

      During fiscal 2002 Odda incurred restructuring charges and terminated approximately 120 employees as of June 30, 2002. During the six months ended December 31, 2002 Odda paid $32 of these restructuring charges. An accrual of $847 for restructuring costs still to be paid at December 31, 2002 remains on the Company's condensed consolidated balance sheets at December 31, 2002.

6. Contingencies

(a) Litigation:

      On or about April 17, 1997, the Company and CP Chemicals, Inc. ("CP") were served with a complaint filed by Chevron USA, Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that operations of CP at its Sewaren plant affected adjoining property owned by Chevron and that the Company, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached under which the Company and another defendant will, subject to certain conditions, take title to the property, subject to a period of due diligence investigation of the property. The Company's portion of the settlement for past costs and expenses is $495 and was included in selling, general and administrative expenses in the June 30, 2002 statement of operations and comprehensive income, and was paid in July 2002. The Company and the other defendant will, if the sale becomes final, share equally in the costs of remediation. While the costs cannot be estimated at this time, the Company believes the costs will not be material and insurance recoveries will be available to offset a portion of those costs.

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") by the United States Environmental Protection Agency (the "EPA"), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which the Company has agreed to contribute up to $900 of which $500 was paid during fiscal year 2002. The Company has accrued its best estimate of any future costs under the agreement. Partial recovery from insurance and other sources is expected.

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

(b) Environmental Remediation:


      The Company's domestic subsidiaries are subject to various federal, state and local environmental laws and regulations that govern the management of chemical wastes. The most significant regulation governing the Company's recycling activities is the Resource Conservation and Recovery Act of 1976 ("RCRA"). The Company has been issued final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities at its facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey. The Company has ceased operations at its Union City, California facility. Costs accrued for closure were $109 as of December 31, 2002.

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

      On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the United States Environmental Protection Agency (the "EPA") relating to a third-party superfund site in Rhode Island. The Company is investigating the matter, which relates to events in the 1950's and 1960's. The Company does not believe there will be any material costs or liabilities.

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

      Based upon information available, management estimates the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites to be approximately $1,532, which is included in current and long-term liabilities in the December 31, 2002 condensed consolidated balance sheets.

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

      Segment data for the three months and six months ended December 31, 2002 and 2001 is as follows:



                                           Animal                                              Corporate
                                          Health &    Industrial                      All      Expenses &
Three Months Ended December 31, 2002      Nutrition    Chemicals     Distribution    Other     Adjustments    Total
                                          ---------    ---------     ------------    -----     -----------    -----
Revenues    -external customers           $66,650       $ 13,913        $8,894       $9,661      $    --      $99,118
            -intersegment                     718          2,538           499            3       (3,758)          --
                                          -------       --------        ------       ------      -------      -------
Total revenues                            $67,368       $ 16,451        $9,393       $9,664      $(3,758)     $99,118
                                          =======       ========        ======       ======      =======      =======
Operating income/(loss)                   $11,457       $(11,616)       $  824       $ (703)     $(4,133)     $(4,171)
                                          =======       ========        ======       ======      =======      =======

                                           Animal                                              Corporate
                                          Health &    Industrial                       All     Expenses &
Three Months Ended December 31, 2001      Nutrition    Chemicals     Distribution     Other    Adjustments     Total
                                          ---------    ---------     ------------    -----     -----------    -----
Revenues    -external customers           $63,156       $ 17,394        $8,383       $9,054      $    --      $97,987
            -intersegment                     857          4,474           442           19       (5,792)          --
                                          -------       --------        ------       ------      -------      -------
Total revenues                            $64,013       $ 21,868        $8,825       $9,073      $(5,792)     $97,987
                                          =======       ========        ======       ======      =======      =======
Operating income/(loss)                   $10,259       $ (2,542)       $  751       $ (229)     $(3,625)     $ 4,614
                                          =======       ========        ======       ======      =======      =======

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

                                           Animal                                              Corporate
                                          Health &    Industrial                       All     Expenses &
Six Months Ended December 31, 2002        Nutrition    Chemicals     Distribution     Other    Adjustments     Total
                                          ---------    ---------     ------------     -----    -----------     -----
Revenues    -external customers           $126,626     $ 31,235        $18,467       $19,831     $    --     $196,159
            -intersegment                    1,645        5,431            850             7      (7,933)          --
                                          --------     --------        -------       -------     -------     --------
Total revenues                            $128,271     $ 36,666        $19,317       $19,838     $(7,933)    $196,159
                                          ========     ========        =======       =======     =======     ========
Operating income/(loss)                   $ 21,159     $(13,726)       $ 1,567       $  (618)    $(8,195)    $    187
                                          ========     ========        =======       =======     =======     ========

                                           Animal                                              Corporate
                                          Health &    Industrial                       All     Expenses &
Six Months Ended December 31, 2001        Nutrition    Chemicals     Distribution     Other    Adjustments     Total
                                          ---------    ---------     ------------     -----    -----------     -----
Revenues    -external customers           $121,099       $34,739       $17,818       $18,990    $     --     $192,646
            -intersegment                    2,267         8,140           996            30     (11,433)          --
                                          --------       -------       -------       -------    --------     --------
Total revenues                            $123,366       $42,879       $18,814       $19,020    $(11,433)    $192,646
                                          ========       =======       =======       =======    ========     ========
Operating income/(loss)                   $ 17,624       $(6,742)      $ 1,589       $  (110)   $ (6,338)    $  6,023
                                          ========       =======       =======       =======    ========     ========

                                           Animal
                                          Health &    Industrial                       All    Corporate &
Identifiable Assets                       Nutrition    Chemicals   Distribution       Other    Adjustments     Total
                                          ---------    ---------   ------------       -----    -----------     -----
At June 30, 2002                          $186,118       $57,419       $11,826       $30,688     $10,393     $296,444
At December 31, 2002                      $195,819       $35,347       $12,345       $28,030     $14,510     $286,051

8. Consolidating Financial Statements

      In June 1998, the Company issued $100 million in Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor Subsidiaries. The Parent is Philipp Brothers Chemicals, Inc. ("PBC"). The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PBC including the following: C.P. Chemicals, Inc., Phibro-Tech, Inc., Mineral Resource Technologies, Inc., Prince Agriproducts, Inc., The Prince Manufacturing Company, Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc. and Phibro Animal Health U.S., Inc. All Guarantor and Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by PBC.

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

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                             As of December 31, 2002
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------
                                                                             Foreign
                                                          U.S. Guarantor  Subsidiaries  Consolidation Consolidated
                                                 Parent    Subsidiaries  Non-Guarantors  Adjustments    Balance
------------------------------------------------------------------------------------------------------------------
                      Assets
Current Assets:

Cash and cash equivalents                      $     131    $   2,005      $  11,652                   $  13,788
Trade receivables                                  2,722       26,070         30,691                      59,483
Other receivables                                    583          615          1,401                       2,599
Inventory                                          3,430       53,087         41,478                      97,995
Prepaid expenses and other                         1,319        1,075         11,796                      14,190
                                               ---------    ---------      ---------      ---------    ---------
               Total current assets                8,185       82,852         97,018             --      188,055
                                               ---------    ---------      ---------      ---------    ---------

Property, plant & equipment, net                     266       27,924         45,225                      73,415

Intangibles                                           32        1,375         11,247                      12,654
Investment in subsidiaries                        69,299        3,621             --        (72,920)          --
Intercompany                                      63,395      (33,967)         1,273        (30,701)          --
Other assets                                       9,835        1,417            675                      11,927
                                               ---------    ---------      ---------      ---------    ---------
                   Total assets                $ 151,012    $  83,222      $ 155,438      $(103,621)   $ 286,051
                                               =========    =========      =========      =========    =========

      Liabilities and Stockholders' Deficit

Current Liabilities:
Cash overdraft                                 $   1,055    $   1,361      $      --                   $   2,416
Loan payable to banks                             33,375           --          4,844                      38,219
Current portion of long term debt                  4,011          469          3,969                       8,449
Accounts payable                                   1,746       29,043         18,204                      48,993
Accrued expenses and other                         5,641        6,691         24,824                      37,156
                                               ---------    ---------      ---------      ---------    ---------
Total current liabilities                         45,828       37,564         51,841             --      135,233

Long term debt                                   120,110      (71,563)       110,572        (30,701)     128,418

Other liabilities                                  2,547       16,989         20,337                      39,873
                                               ---------    ---------      ---------      ---------    ---------
Total liabilities                                168,485      (17,010)       182,750        (30,701)     303,524
                                               ---------    ---------      ---------      ---------    ---------
Redeemable securities:
Series B and C preferred stock                    60,847           --             --                      60,847
                                               ---------    ---------      ---------      ---------    ---------
              Stockholders' Deficit
Series A preferred stock                             521           --             --                         521
Common stock                                           2           32             --            (32)           2
Paid in capital                                      740      110,885          8,166       (119,051)         740
Retained earnings                                (61,888)     (10,524)       (17,945)        28,469      (61,888)
Accumulated other comprehensive
 (loss) income-
  loss on derivative instruments                    (179)        (179)            --            179         (179)
  cumulative currency translation adjustment     (17,516)          18        (17,533)        17,515      (17,516)
                                               ---------    ---------      ---------      ---------    ---------
           Total stockholders' deficit           (78,320)     100,232        (27,312)       (72,920)     (78,320)
                                               ---------    ---------      ---------      ---------    ---------
          Total liabilities and deficit        $ 151,012    $  83,222      $ 155,438      $(103,621)   $ 286,051
                                               =========    =========      =========      =========    =========

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended December 31, 2002
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------
                                                                             Foreign
                                                          U.S. Guarantor  Subsidiaries  Consolidation Consolidated
                                                 Parent    Subsidiaries  Non-Guarantors  Adjustments    Balance
------------------------------------------------------------------------------------------------------------------
Net sales                                      $  6,035      $ 58,799      $ 36,795      $ (2,511)     $ 99,118

Cost of goods sold                                4,753        46,674        28,069        (2,511)       76,985
                                               --------      --------      --------      --------      --------
       Gross profit                               1,282        12,125         8,726            --        22,133

Selling, general, and administrative
  expenses                                        5,396         7,447         5,680                      18,523

Asset writedowns                                     --            --         7,781                       7,781
                                               --------      --------      --------      --------      --------
       Operating (loss) income                   (4,114)        4,678        (4,735)           --        (4,171)

Interest expense                                    286           675         2,695                       3,656
Interest (income)                                    --            --            30                          30
Other expense (income)                              212          (710)         (944)                     (1,442)

Intercompany allocation                          (4,473)        4,167           306                          --

Loss (profit) relating to subsidiaries            7,540            --            --        (7,540)           --
                                               --------      --------      --------      --------      --------
       (Loss) income before income taxes         (7,679)          546        (6,822)        7,540        (6,415)

Provision for income taxes                          156           149         1,115                       1,420
                                               --------      --------      --------      --------      --------
       Net (loss) income                       $ (7,835)     $    397      $ (7,937)     $  7,540      $ (7,835)
                                               ========      ========      ========      ========      ========

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                   For The Six Months Ended December 31, 2002
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------
                                                                             Foreign
                                                          U.S. Guarantor  Subsidiaries  Consolidation Consolidated
                                                 Parent    Subsidiaries  Non-Guarantors  Adjustments    Balance
------------------------------------------------------------------------------------------------------------------
Net sales                                       $13,143      $115,016        $73,275      $(5,275)     $196,159

Cost of goods sold                               10,540        89,487         57,470       (5,275)      152,222
                                                -------      --------        -------      -------      --------
       Gross profit                               2,603        25,529         15,805           --        43,937

Selling, general, and administrative
  expenses                                        9,754        14,921         11,294                     35,969

Asset writedowns
                                                                   --          7,781                      7,781
                                                -------      --------        -------      -------      --------
       Operating (loss) income                   (7,151)       10,608         (3,270)          --           187

Interest expense                                    672         1,487          6,001                      8,160
Interest income                                      (1)           --            (95)                       (96)
Other expense (income)                              309          (571)        (1,490)                    (1,752)

Intercompany allocation                          (8,641)        8,335            306                         --

Loss (profit) relating to subsidiaries            8,346            --             --       (8,346)           --
                                                -------      --------        -------      -------      --------
       (Loss) income before income taxes         (7,836)        1,357         (7,992)       8,346        (6,125)

Provision for income taxes                          156           226          1,485                      1,867
                                                -------      --------        -------      -------      --------

       Net (loss) income                        $(7,992)     $  1,131        $(9,477)     $ 8,346      $ (7,992)
                                                =======      ========        =======      =======      ========

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                   For the Six Months Ended December 31, 2002
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------
                                                                             Foreign
                                                          U.S. Guarantor  Subsidiaries  Consolidation Consolidated
                                                 Parent    Subsidiaries  Non-Guarantors  Adjustments    Balance
------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                              $ (7,992)     $  1,131      $ (9,477)      $  8,346     $ (7,992)
Adjustments to reconcile net (loss)
 income to cash provided by
 operating activities:
  Depreciation and amortization                     750         2,859         4,416                       8,025
  Asset writedowns                                   --            --         7,781                       7,781
  Other                                             189           (75)          194                         308

Changes in operating assets and liabilities:
  Accounts receivable                               383         3,301           426                       4,110
  Inventory                                        (723)       (8,617)        4,479                      (4,861)
  Prepaid expenses and other                      1,500         1,152        (1,098)                      1,554
  Other assets                                     (849)         (145)         (113)                     (1,107)
  Intercompany                                   15,913        (7,489)          (78)        (8,346)          --
  Accounts payable                                  722        16,004         1,262                      17,988
  Accrued expenses and other                     (1,740)       (2,212)        5,588                       1,636
                                               --------      --------      --------       --------     --------
Net cash provided by
 operating activities                             8,153         5,909        13,380             --       27,442
                                               --------      --------      --------       --------     --------
Investing activities:
  Capital expenditures                               --        (2,606)       (4,745)                     (7,351)
  Proceeds from sales of assets                      --         2,472         3,484                       5,956
  Other investing                                    --            --            --                          --
                                               --------      --------      --------       --------     --------
Net cash used in
 investing activities                                --          (134)       (1,261)            --       (1,395)
                                               --------      --------      --------       --------     --------
Financing activities:
  Cash overdraft                                    479        (4,141)       (1,689)                     (5,351)
  Net decrease in short term debt                (4,616)           --         1,190                      (3,426)
  Proceeds from long term debt                       --            --         1,660                       1,660
  Payments of long term debt                     (4,342)         (262)       (7,148)                    (11,752)
                                               --------      --------      --------       --------     --------
Net cash used in
 financing activities                            (8,479)       (4,403)       (5,987)            --      (18,869)
                                               --------      --------      --------       --------     --------
Effect of exchange rate changes
 on cash                                             --           (19)          210                         191
                                               --------      --------      --------       --------     --------
Net (decrease) increase in cash and
 cash equivalents                                  (326)        1,353         6,342             --        7,369

Cash and cash equivalents
 at beginning of year                               457           652         5,310                       6,419
                                               --------      --------      --------       --------     --------
Cash and cash equivalents
 at end of year                                $    131      $  2,005      $ 11,652       $     --     $ 13,788
                                               ========      ========      ========       ========     ========

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                               As of June 30, 2002
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------
                                                                             Foreign
                                                          U.S. Guarantor  Subsidiaries  Consolidation Consolidated
                                                 Parent    Subsidiaries  Non-Guarantors  Adjustments    Balance
------------------------------------------------------------------------------------------------------------------
                      Assets
Current Assets:
Cash and cash equivalents                      $    457      $    130      $  5,832                    $   6,419
Trade receivables                                 3,150        28,671        33,340                       65,161
Other receivables                                   392           855         2,665                        3,912
Inventory                                         2,707        44,929        45,881                       93,517
Prepaid expenses and other                        3,010         2,460        10,495                       15,965
                                               --------      --------      --------     ---------      ---------
               Total current assets               9,716        77,045        98,213            --        184,974
                                               --------      --------      --------     ---------      ---------

Property, plant & equipment, net                    409        29,781        54,540                       84,730

Intangibles                                          32         1,495        11,673                       13,200
Investment in subsidiaries                       82,540         3,621            --       (86,161)            --
Intercompany                                     73,359       (36,074)       (5,240)      (32,045)            --
Other assets                                      9,738         1,918         1,884                       13,540
                                               --------      --------      --------     ---------      ---------
                   Total assets                $175,794      $ 77,786      $161,070     $(118,206)     $ 296,444
                                               ========      ========      ========     =========      =========
      Liabilities and Stockholders' Deficit

Current Liabilities:
Cash overdraft                                 $    576      $  5,502      $  1,689                    $   7,767
Loan payable to banks                            37,991            --         3,544                       41,535
Current portion of long term debt                 3,216           530         5,105                        8,851
Accounts payable                                  1,024        24,716        16,540                       42,280
Accrued expenses and other                        7,579         8,092        18,409                       34,080
                                               --------      --------      --------     ---------      ---------
Total current liabilities                        50,386        38,840        45,287            --        134,513
                                               --------      --------      --------     ---------      ---------
Long term debt                                  127,643       (68,271)      109,314       (32,045)       136,641

Other liabilities                                 2,352         6,156        21,369                       29,877

Redeemable securities:
Series B and C preferred stock                   56,602            --            --                       56,602

              Stockholders' Deficit

Series A preferred stock                            521            --            --                          521
Common stock                                          2            32            --           (32)             2
Paid in capital                                     740       110,885         8,166      (119,051)           740
Retained earnings                               (49,652)      (10,271)       (9,852)       20,123        (49,652)
Accumulated other comprehensive income (loss)-
  gain (loss) on derivative instruments           1,062           384           678        (1,062)         1,062
  cumulative currency translation adjustment    (13,862)           31       (13,892)       13,861        (13,862)
                                               --------      --------      --------     ---------      ---------
           Total stockholders' deficit          (61,189)      101,061       (14,900)      (86,161)       (61,189)
                                               --------      --------      --------     ---------      ---------
          Total liabilities and deficit        $175,794      $ 77,786      $161,070     $(118,206)     $ 296,444
                                               ========      ========      ========     =========      =========

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended December 31, 2001
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------
                                                                             Foreign
                                                          U.S. Guarantor  Subsidiaries  Consolidation Consolidated
                                                 Parent    Subsidiaries  Non-Guarantors  Adjustments    Balance
------------------------------------------------------------------------------------------------------------------
Net sales                                       $ 6,071       $56,267       $42,994       $(7,345)      $97,987

Cost of goods sold                                4,765        43,123        33,149        (7,345)       73,692
                                                -------       -------       -------       -------       -------
       Gross profit                               1,306        13,144         9,845            --        24,295

Selling, general, and administrative
  expenses                                        4,120         8,308         7,253                      19,681
                                                -------       -------       -------       -------       -------
       Operating (loss) income                   (2,814)        4,836         2,592            --         4,614

Interest expense                                    521           635         3,518                       4,674
Interest income                                     (13)           --          (220)                       (233)
Other (income) expense                             (421)          (12)        1,653                       1,220

Intercompany allocation                          (3,942)        3,942            --                          --

Loss (profit) relating to subsidiaries            2,225            --            --        (2,225)           --
                                                -------       -------       -------       -------       -------
       (Loss) income before income taxes         (1,184)          271        (2,359)        2,225        (1,047)

Provision (benefit) for income taxes                515           544          (407)                        652
                                                -------       -------       -------       -------       -------
       Net (loss) income                        $(1,699)      $  (273)      $(1,952)      $ 2,225       $(1,699)
                                                =======       =======       =======       =======       =======

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                   For The Six Months Ended December 31, 2001
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------
                                                                             Foreign
                                                          U.S. Guarantor  Subsidiaries  Consolidation Consolidated
                                                 Parent    Subsidiaries  Non-Guarantors  Adjustments    Balance
------------------------------------------------------------------------------------------------------------------
Net sales                                       $13,179      $107,861        $85,398      $(13,792)    $192,646

Cost of goods sold                               10,397        84,284         66,997       (13,792)     147,886
                                                -------      --------        -------      --------     --------
       Gross profit                               2,782        23,577         18,401            --       44,760

Selling, general, and administrative
  expenses                                        7,857        16,850         14,030                     38,737
                                                -------      --------        -------      --------     --------
       Operating (loss) income                   (5,075)        6,727          4,371            --        6,023

Interest expense                                  1,195         1,568          6,554                      9,317
Interest income                                     (10)           --           (293)                      (303)
Other (income) expense                             (304)            7          1,322                      1,025

Intercompany allocation                          (4,935)        4,935             --                         --

Loss (profit) relating to subsidiaries            3,323            --             --        (3,323)          --
                                                -------      --------        -------      --------     --------
       (Loss) income before income taxes         (4,344)          217         (3,212)        3,323       (4,016)

(Benefit) provision for income taxes               (280)          864           (536)                        48
                                                -------      --------        -------      --------     --------
       Net (loss) income                        $(4,064)     $   (647)       $(2,676)     $  3,323     $ (4,064)
                                                =======      ========        =======      ========     ========

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                   For the Six Months Ended December 31, 2001
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------
                                                                             Foreign
                                                          U.S. Guarantor  Subsidiaries  Consolidation Consolidated
                                                 Parent    Subsidiaries  Non-Guarantors  Adjustments    Balance
------------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                              $ (4,064)    $   (647)       $ (2,676)     $  3,323     $ (4,064)
Adjustments to reconcile net (loss)
 income to cash (used in) provided by
 operating activities:
  Depreciation and amortization                     532        2,643           4,869                      8,044
  Other                                            (190)         286           1,570                      1,666

Changes in operating assets and liabilities:
  Accounts receivable                             1,292        3,692           6,984                     11,968
  Inventory                                        (587)      (2,931)        (10,409)                   (13,927)
  Prepaid expenses and other                        727          863          (1,962)                      (372)
  Other assets                                      185         (587)           (105)                      (507)
  Intercompany                                   (8,599)       3,535           8,387        (3,323)          --
  Accounts payable                                 (608)      (1,726)            116                     (2,218)
  Accrued expenses and other                        410       (3,337)          6,641                      3,714
                                               --------     --------        --------      --------     --------
Net cash (used in) provided by
 operating activities                           (10,902)       1,791          13,415            --        4,304
                                               --------     --------        --------      --------     --------
Investing activities:
  Capital expenditures                              (72)      (2,368)         (4,194)                    (6,634)
  Acquisition of a business                          --           --          (4,422)                    (4,422)
  Other investing                                  (541)         412              91                        (38)
                                               --------     --------        --------      --------     --------
Net cash used in
 investing activities                              (613)      (1,956)         (8,525)           --      (11,094)
                                               --------     --------        --------      --------     --------
Financing activities:
  Cash overdraft                                     15          817             (81)                       751
  Net increase (decrease)
   in short term debt                            12,570           --          (2,168)                    10,402
  Proceeds from long term debt                    2,000           --              42                      2,042
  Payments of long term debt                     (2,524)        (242)         (1,197)                    (3,963)
                                               --------     --------        --------      --------     --------
Net cash provided by (used in)
 financing activities                            12,061          575          (3,404)           --        9,232
                                               --------     --------        --------      --------     --------
Effect of exchange rate changes
 on cash                                             --           --              29                         29
                                               --------     --------        --------      --------     --------
Net increase in cash and
 cash equivalents                                   546          410           1,515            --        2,471

Cash and cash equivalents
 at beginning of year                             1,292          700          12,853                     14,845
                                               --------     --------        --------      --------     --------
Cash and cash equivalents
 at end of year                                $  1,838     $  1,110        $ 14,368      $     --     $ 17,316
                                               ========     ========        ========      ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company is a leading diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets, including animal health and nutrition, agriculture, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries. These operations are classified into four segments: Animal Health and Nutrition; Industrial Chemicals; Distribution; and, All Other.

      The Company recorded operating income of $.2 million for the six months ended December 31, 2002. Excluding an asset writedown of $7.8 million related to the Company's Odda operations, operating income was $8.0 million for the six months ended December 31, 2002, compared to an operating income of $6.0 million in the prior year six-month period. The year-to-year comparison was also affected by purchase accounting adjustments relating to inventory acquired in the acquisition of the Phibro Animal Health ("PAH") business in November 2000, that resulted in a $2.9 million increase to cost of goods sold for the six months ended December 31, 2001.

      At December 31, 2002, the Company was in compliance with the financial covenants included in its amended domestic senior credit facility ("credit facility") with its lending banks. During fiscal 2003, the Company amended the credit facility and obtained a waiver for noncompliance at June 30, 2002. In addition, the Company entered into an agreement with its Norwegian banks to restructure loans and to obtain a waiver for noncompliance at June 30, 2002. Further, the Company entered into an agreement with Pfizer whereby Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004.

      In November 2002, the Company announced a temporary shutdown of the Odda facility due to continuing operating losses, higher than planned operating costs and delays in the market acceptance of calcium oxide, a by-product of the manufacturing process to produce dicyandiamide. Various alternatives are under consideration by the Company including complete shutdown. The Company recorded an asset write-down charge of $7.8 million at December 31, 2002 to reflect impairment of long-lived assets at the Odda facility. Long-lived assets at Odda have now been reduced to their estimated salvage values.

      The Company continues to carry a cumulative translation adjustment of $6,314 related to Odda's operations. Pending management's ultimate decision on the future of Odda, such amount may be charged to operating results.

      In light of continued declines in the printed circuit board business in the United States, during the second quarter of fiscal 2003, Phibro-Tech disposed of that portion of its ammoniacal etchant business associated with its Joliet, Illinois and Sumter, South Carolina facilities. The transaction included the migration of the customers of such business to the purchaser and the exclusive license to the purchaser of know-how for the fresh ammoniacal etchant sold in certain states. No manufacturing facilities, equipment or inventory was included in the transaction. The purchaser has agreed to pay future royalties based on sales levels exceeding certain specified minimums. The gain on the transaction was not material.

      Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation. Freight and warehousing expenses of $7.0 million and $13.6 million for the three and six months ended December 31, 2001, respectively, were reclassified from general and administrative expenses to cost of goods sold.

Results of Operations

                                                     Sales
                                                   ($000's)
                                   Three Months Ended      Six Months Ended
                                       December 31,           December 31,
                                   ------------------      -----------------
Operating Segments                  2002        2001       2002        2001
                                    ----        ----       ----        ----
    Animal Health and Nutrition .. $67,368    $64,013    $128,271    $123,366
    Industrial Chemicals .........  16,451     21,868      36,666      42,879
    Distribution .................   9,393      8,825      19,317      18,814
    All Other ....................   9,664      9,073      19,838      19,020
    Elimination of inter-segment
      sales ......................  (3,758)    (5,792)     (7,933)    (11,433)
                                   -------    -------    --------    --------
                                   $99,118    $97,987    $196,159    $192,646
                                   =======    =======    ========    ========

                                            Operating Income (Loss)
                                                     ($000's)
                                     Three Months Ended      Six Months Ended
                                         December 31,          December 31,
                                     ------------------      ----------------
Operating Segments                     2002       2001        2002      2001
                                       ----       ----        ----      ----
    Animal Health and Nutrition ..  $ 11,457    $10,259    $ 21,159    $17,624
    Industrial Chemicals .........   (11,616)    (2,542)    (13,726)    (6,742)
    Distribution .................       824        751       1,567      1,589
    All Other ....................      (703)      (229)       (618)      (110)
    Corporate expenses and
      eliminations ...............    (4,133)    (3,625)     (8,195)    (6,338)
                                    --------    -------    --------    -------
                                    $ (4,171)   $ 4,614    $    187    $ 6,023
                                    ========    =======    ========    =======

Comparison of Three Months Ended December 31, 2002 and 2001

      Net Sales. Net sales increased by $1.1 million, or 1%, to $99.1 million in the three months ended December 31, 2002, as compared to the same period of the prior year. The increase was primarily due to higher sales in the Animal Health segment offset in part by declines in the Industrial Chemicals segment.

      The Animal Health and Nutrition segment's net sales increased by $3.4 million, or 5%, to $67.4 million for the three months ended December 31, 2002. The Company's PAH operations improved due to higher unit volume sales of its antibacterial and anticoccidial products offset in part by lower average selling prices. Higher revenues were also recorded at the Company's Prince Agri operations due to higher unit volumes associated with its core inorganic materials, trace mineral premixes and other specialty ingredients. The Company's Koffolk sales also improved due to sales of its core organic materials.

      The Industrial Chemicals segment's net sales decreased by $5.4 million, or 25%, to $16.5 million in the three months ended December 31, 2002 as compared to the prior period. The Company's Odda revenues declined by $5.4 million due to discontinued production and sale of the CY-50 and calcium carbide product lines in the fourth quarter of fiscal year 2002. In addition, in the quarter ended December 31, 2002 Odda began a temporary shutdown of production which reduced sales of its remaining dicyandiamide product line. Sales by the Company's Phibro-Tech subsidiary decreased slightly from the prior year. During the quarter ended December 31, 2002, Phibro-Tech disposed of its etchant business operated out of the Joliet, Illinois and Sumter, South Carolina facilities. Phibro-Tech will maintain its existing etchant business at its other facilities. The Company's Prince operations reported slightly higher sales due to improvements in average selling prices during the current fiscal quarter.

      Net sales for the Distribution segment increased by $.6 million, or 6%, to $9.4 million in 2002, as compared to the prior period. Improved performance in the Company's Ferro operations were offset by lower carbide sales, related to the discontinuance of carbide production at Odda.

      Net sales for the All Other segment increased by $.6 million, or 7%, to $9.7 million in 2002, as compared to the prior period. The Company's fly ash business increased revenues by approximately $.8 million due to higher unit volumes offset in part by declines in average selling prices. A decrease in specialized lab projects and formulations at the segment's U.K. operations lowered revenues by $.2 million.

      Gross  Profit.  Gross profit  decreased by $2.2  million,  or 9%, to $22.1 million in the three months ended December 31, 2002, as compared to the prior period. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $0 and $.9 million for the three months ended December 31, 2002 and 2001, respectively. Excluding the purchase accounting adjustments, gross profit decreased by approximately $.4 million in the Animal Health segment primarily due to lower average selling prices. The Industrial Chemicals segment decreased by approximately $3.4 million primarily due to lower revenues and higher production costs at the Company's Odda facility, lower revenues and higher production costs at Phibro-Tech facilities, offset in part by higher margins at the Company's Prince Manufacturing operations. The Distribution segment increased $.1 million primarily as a result of lower material costs and product mix. The All Other segment declined by approximately $.2 million primarily due to higher freight and warehousing costs associated with the Company's fly ash operations and decreases in specialized lab projects and formulations at the Company's U.K. operations. Elimination of inter-company profit in inventory accounted for the remainder.

      Selling, General and Administrative Expenses. Costs decreased by $1.2 million, or 6% to $18.5 million in 2002, as compared to the prior period. Costs declined primarily at the Company's Phibro-Tech, Koffolk and Odda operations due to cost reduction programs and lower levels of production activity. Corporate expenses increased due to increased staff levels and costs related to debt restructuring activities.

      Asset Write-down. During the quarter ended December 31, 2002, the Company recorded a charge of $7.8 million related to the impairment of long-lived assets at the Company's Odda, Norway operations. (See Note 5 to the Condensed Consolidated Financial Statements).

      Operating (Loss) Income. Operating income decreased by $8.8 million to a loss of $4.2 million in 2002, as compared to the prior period. The Animal Health and Nutrition segment, after the exclusion of purchase accounting adjustments in fiscal 2002, increased due to higher unit volumes and cost reductions. The Industrial Chemicals segment worsened due to asset impairment charges at the Company's Odda facilities offset in part by lower general and administrative expenses at Phibro-Tech and also higher sales and production volumes at Prince Manufacturing. The Company's Distribution segment approximated the prior year. The All Other segment declined from the prior period due to higher costs at MRT and sales decreases at the Company's U.K. operations.

      Interest Expense, Net. Costs decreased by $.8 million or 17% to $3.7 million for the three months ended December 31, 2002 as compared to the prior period primarily due to lower interest rates offset in part by slightly higher average borrowing levels.

      Other (Income) Expense, Net. Other (income) expense, net principally reflects foreign currency transaction/translation gains and losses of the Company's foreign subsidiaries (principally Norwegian Kroner and the Israeli Shekel). In addition, the Company recognized a gain of $.6 million resulting from a class action litigation against European vitamin manufacturers. The Company also recorded a gain of $.4 million on a power purchase derivative instrument at its Odda facility.


      Income Taxes. An income tax provision of $1.4 million was reported on a consolidated pre-tax loss of $6.4 million in fiscal 2003 primarily due to income tax provisions in profitable foreign jurisdictions and also for state income taxes. In addition, domestic pre-tax income was recorded without a tax provision due to the utilization of net operating loss carryforwards with a full valuation allowance. The Company's Odda losses were not given any tax benefit. The Company continues to carry a full valuation allowance on its domestic, Brazilian and Norwegian operating losses. These deferred tax assets will continue to be evaluated each reporting period based on actual and expected operating performance.

Comparison of Six Months Ended December 31, 2002 and 2001

      Net Sales. Net sales increased by $3.5 million, or 2%, to $196.2 million in the six months ended December 31, 2002, as compared to the same period of the prior year. The increase was primarily due to higher sales in the Animal Health and Nutrition segment offset in part by declines in the Industrial Chemical segment.

      The Animal Health and Nutrition segment's net sales increased by $4.9 million, or 4% to $128.3 million for the six months ended December 31, 2002. The Company's PAH operations improved due to higher unit volume sales of its antibacterial products offset in part by lower average selling prices. Higher revenues were also recorded at the Company's Prince Agri operations due to higher unit volumes associated with its core inorganic materials, trace mineral premixes and other specialty ingredients. The Company's Koffolk sales declined due to unfavorable currency impacts at its Brazilian subsidiary offset in part by improved sales of its core organic materials.

      The Industrial Chemicals segment's net sales decreased by $6.2 million, or 14%, to $36.7 million in the six months ended December 31, 2002 as compared to the prior period. The Company's Odda subsidiary revenues declined by $8.2 million due to discontinued production and sale of the CY-50 and calcium carbide product lines in the fourth quarter of fiscal 2002. In addition, in the quarter ended December 31, 2002 Odda began a temporary shutdown of operations that reduced sales of its remaining dicyandiamide product line. Sales by the Company's Phibro-Tech subsidiary increased by $1.3 million due to increased unit volumes over the prior year comparable period. During the quarter ended December 31, 2002, Phibro-Tech divested its etchant business operated out of the Joliet, Illinois and Sumter, South Carolina facilities. Phibro-Tech will maintain its existing etchant business at its other facilities. The Company's Prince operations reported higher sales due to improvements in average selling prices during the current period.

      Net sales for the Distribution segment increased by $.5 million, or 3%, to $19.3 million in 2002, as compared to the prior period. Improved performance in the Company's Ferro operations were offset by lower carbide sales, related to the discontinuance of carbide production at Odda.

      Net sales for the All Other segment increased by $.8 million, or 4%, to $19.8 million in 2002, as compared to the prior period. The Company's fly ash business increased revenues by approximately $1.6 million due to higher unit volumes offset in part by declines in average selling prices. A decrease in specialized lab projects and formulations at the segment's U.K. operations lowered revenues by $.6 million. Lower sales of crop protection chemicals accounted for the balance of the decrease.

      Gross Profit. Gross profit decreased by $.8 million, or 2%, to $43.9 million in the six months ended December 31, 2002, as compared to the prior period. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $0 and $2.9 million for the six months ended December 31, 2002 and 2001, respectively. Excluding the purchase accounting adjustments, gross profit decreased by approximately $.2 million in the Animal Health segment primarily due to lower average selling prices. The Industrial Chemicals segment decreased by approximately $3.2 million primarily due to lower revenues and higher production costs at the Company's Odda facility; lower revenues and higher production costs at Phibro-Tech facilities, offset in part by higher margins at the Company's Prince Manufacturing operations. The Distribution segment approximated the prior year. The All Other segment declined by approximately $.5 million primarily due to higher freight and warehouse costs associated with the Company's fly ash operations and decreases in specialized lab projects and formulations at the segment's U.K. facility. Elimination of inter-company profit in inventory accounted for the remainder.

      Selling, General and Administrative Expenses. Costs decreased by $2.8 million, or 7% to $36.0 million in 2002, as compared to the prior period. Costs declined primarily at the Company's Phibro-Tech, Koffolk and Odda operations due to cost reduction programs and lower levels of production activity. The prior period included a $.4 million non-cash gain to reflect the decrease in repurchase value of redeemable common stock of a minority shareholder; no amount was recorded in the current period. Corporate expenses increased due to increased staff levels and costs related to debt restructuring activities.

      Asset Write-down. During the quarter ended December 31, 2002, the Company recorded a charge of $7.8 million related to the impairment of long-lived assets at the Company's Odda, Norway operations. (See Note 5 to the Condensed Consolidated Financial Statements).

      Operating (Loss) Income. Operating income decreased by $5.8 million to $.2 million in 2002, as compared to the prior period. The Animal Health and Nutrition segment, after the exclusion of purchase accounting adjustments in fiscal 2002, increased due to higher unit volumes. The Industrial Chemicals segment worsened due to asset impairment charges at the Company's Odda facilities offset in part by lower general and administrative costs at the Company's Phibro-Tech facilities. The Company's Distribution segment approximated the prior year. The All Other segment declined from the prior period due to higher costs at MRT and sales decreases at the Company's U.K. facility.

      Interest Expense, Net. Costs decreased by $.9 million or 11% to $8.1 million for the six months ended December 31, 2002 as compared to the prior period primarily due to lower interest rates offset in part by slightly higher average borrowing levels.

      Other (Income) Expense, Net. Other (income) expense, net principally reflects foreign currency transaction/translation gains and losses of the Company's foreign subsidiaries (principally Norwegian Kroner and the Israeli Shekel). In addition, the Company recognized a gain of $.6 million resulting from a settlement of a class action against European vitamin manufacturers. The Company also recorded a gain of $1.1 million on a power purchase derivative instrument at its Odda facility.

      Income Taxes. An income tax provision of $1.9 million was reported on a consolidated pre-tax loss of $9.6 million in fiscal 2003 primarily due to income tax provisions in profitable foreign jurisdictions and also for state income taxes. In addition, domestic pre-tax income was recorded without a tax provision due to the utilization of net operating loss carryforwards with a full valuation allowance. The Company's Odda facility losses were not given any tax benefit. The Company continues to carry a full valuation allowance on its domestic, Brazilian and Norwegian operating losses. These deferred tax assets will continue to be evaluated each reporting period based on actual and expected operating performance.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Cash provided by operations for the six months ended December 31, 2002 and 2001 was $27.4 million and $4.3 million, respectively. Cash provided by operating activities increased in the six months ended December 31, 2002, compared with the six months ended December 31, 2001, primarily due to improvements in working capital management.


      Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended December 31, 2002 and 2001 was $1.4 million and $11.1 million, respectively. Capital expenditures of $7.4 million and $6.6 million in the respective 2002 and 2001 periods, were for new product development, maintaining the Company's existing asset base and for environmental, health and safety projects. Proceeds of $6.0 million from sales of certain fixed assets of Odda and certain assets of its Phibro-tech etchant business accounted for the remainder of cash provided by investing activities.

      Net Cash (Used In) Provided by Financing Activities. Net cash (used in) provided by financing activities for the six months ended December 31, 2002 and 2001 was ($18.9) million and $9.2 million, respectively. Borrowings under the domestic revolving credit facility and other long-term debt were reduced in fiscal 2003 from cash generated by operating activities.

      Liquidity. At December 31, 2002, the Company was in compliance with the financial covenants included in its amended domestic senior credit facility ("credit facility") with its lending banks. The credit facility was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the facility from $70 million to $55 million; limit borrowings under the capital expenditure line of the facility outstanding balance as of the amendment date; and revise the interest rate to 1.5% to 1.75% per annum over the base rate (as defined in the agreement). Management believes that the reduced maximum availability and the revised borrowing base formula under the revolving credit portion of the credit facility will not affect the Company's ability to meet its cash requirements during fiscal 2003.

      The Company's ability to fund its operating plan relies upon continued availability of the credit facility which, in turn, requires the Company to maintain compliance with the amended financial covenants. The Company believes that it will be able to comply with the terms of the amended covenants based on its forecasted operating plan. In the event of adverse operating results and resultant violation of the covenants, through the remaining term of the financing agreement (see below), the Company cannot be certain it will be able to obtain waivers or amendments on favorable terms, if at all.

      The Company's credit facility and its note payable to Pfizer mature in November 2003 and March 2004, respectively. The Company may not have sufficient cash resources to repay this debt and management has undertaken actions to improve the Company's operating performance and overall liquidity in order to reduce debt levels and allow for ultimate refinancing of this debt in fiscal 2004. These actions include cost reduction activities, working capital improvement programs, shutdown of unprofitable operations, and possible sale of certain business operations and other assets. The Company has completed the sale of certain fixed assets of Odda and certain assets of its Phibro-tech etchant business during the second quarter of fiscal year 2003 for aggregate proceeds of $5,956. The Company is actively pursuing the sale of certain business operations to generate cash for debt repayment. However, there can be no assurance that such sales will be completed on terms acceptable to the Company, and there are no disposal transactions which the Company considers probable at December 31, 2002. Disposal transactions could result in recording losses for financial statement purposes.

      The Company intends to refinance its current credit facility and the Pfizer note payable. The ability to refinance such debt on terms acceptable to the Company is, among other things, dependent upon the success of the management actions referred to above. There can be no assurance that the Company will be able to refinance such debt on terms acceptable to the Company. The inability to refinance the debt on terms acceptable to the Company would have a material adverse impact on the Company's financial position, results of operations, and cash flow.

      In October 2002, the Company entered into an agreement with Pfizer whereby Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004.

      In October 2002, Odda entered into an agreement with its Norwegian banks to restructure these loans and to obtain a waiver for non-compliance of its financial covenants. The agreement establishes a periodic payment schedule through November 30, 2003. Philipp Brothers Chemicals, Inc. is the guarantor of certain portions of this debt.

      Working capital as of December 31, 2002 was $52.8 million compared to $50.5 million at fiscal year end June 30, 2002. At December 31, 2002, the amount of credit extended under the Company's credit facility totaled $33.4 million and the Company had $7.9 million available under the borrowing base formula in effect under the credit facility. In addition, certain of the Company's foreign subsidiaries also had availability totaling $7.3 million under their respective loan agreements.

      The Company anticipates spending approximately $10.4 million for capital expenditures in fiscal 2003, primarily to cover the Company's asset replacement needs, improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

Critical Accounting Policies

      The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the fiscal year ended June 30, 2002 and critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates.


      Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, allowance for doubtful accounts, useful lives of tangible and intangible assets and various other operating allowances and accruals.

New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the financial statements.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN No. 45 to have a significant impact on the financial statements.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires consolidation by business enterprises of variable interest entities (commonly referred to as special purpose entities), which meet certain characteristics. FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. The Company does not expect the adoption of FIN No. 46 to have an impact on the financial statements.

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

     On  February  14,  2003,  the Company  was  advised  that the Joint  Expert
Committee on Food Additives of the Food and Agricultural Organization of the United Nations and the World Health Organization ("JECFA"), at its meeting held February 6-12, 2003, had determined to withdraw the maximum residue limits ("MRL's") for Carbadox. It is not known at this time whether any national regulatory authorities will adopt this determination, which could result in reduced overall sales of the product. Carbadox is a significant product for the Company's Phibro Animal Health business. The Company is presently assessing the impact of this determination on the Company.

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


                                        PHILIPP BROTHERS CHEMICALS, INC.



Date: February 14, 2003                       By: /s/ JACK C. BENDHEIM

                                            -----------------------------------
                                                        Jack C. Bendheim
                                                      Chairman of the Board


Date: February 14, 2003                       By: /S/ GERALD K. CARLSON
                                            -----------------------------------
                                                        Gerald K. Carlson
                                                     Chief Executive Officer

Date: February 14, 2003                       By: /s/ RICHARD G. JOHNSON
                                            -----------------------------------
                                                       Richard G. Johnson
                                                    Chief Financial Officer
                                                (Principal Financial Officer and
                                                  Principal Accounting Officer)

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

Date:    February 14, 2003

/s/Gerald K. Carlson
----------------------------
Gerald K. Carlson,
Chief Executive Officer

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

Date:    February 14, 2003

/s/Jack C. Bendheim
------------------------------------
Jack C. Bendheim,
Chairman of the Board

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

Date:    February 14, 2003


/s/Richard G. Johnson
--------------------------------
Richard G. Johnson,
Chief Financial Officer


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