Form 10-Q
period 2003-05-14
PHILIPP BROTHERS CHEMICALS INC
filed 2003-05-14
CIK 1069899

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

                  For the quarterly period ended March 31, 2003

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.


                        Commission File Number 333-64641
                        --------------------------------

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


              ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|*                No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes | |                 No |X|

Number of shares of each class of common stock outstanding as of March 31, 2003:

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

================================================================================

                        PHILIPP BROTHERS CHEMICALS, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION (UNAUDITED)

         Item 1. Condensed Financial Statements............................    3
                 Condensed Consolidated Balance Sheets.....................    4
                 Condensed Consolidated Statements of
                    Operations and Comprehensive Income....................    5
                 Condensed Consolidated Statements of
                    Changes in Stockholders' Deficit ......................    6
                 Condensed Consolidated Statements of Cash Flows...........    7
                 Notes to Condensed Consolidated Financial Statements......    8

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................   25

         Item 3. Quantitative and Qualitative
                    Disclosures About Market Risk .........................   32

         Item 4. Control and Procedures....................................   32

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings.........................................   34

         Item 5.  Other Information........................................   34

         Item 6. Exhibits and Reports on Form 8-K..........................   34

SIGNATURES ................................................................   35

CERTIFICATIONS ............................................................   36

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                 (In Thousands)

                                                          March 31,    June 30,
                                                            2003         2002
                                                         ---------    ---------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                           $  12,031    $   6,419
     Trade receivables, less allowance
        for doubtful accounts
        of $1,629 at March 31, 2003 and
        $1,802 at June 30, 2002                             59,902       61,157
     Other receivables                                       2,669        3,184
     Inventories                                            93,312       86,925
     Prepaid expenses and other current assets              15,950       15,520
     Current assets from discontinued operations             1,693       11,769
                                                         ---------    ---------
           TOTAL CURRENT ASSETS                            185,557      184,974

PROPERTY, PLANT AND EQUIPMENT, net                          73,368       76,496
INTANGIBLES                                                 11,169       11,789
OTHER ASSETS                                                12,379       12,753
OTHER ASSETS FROM DISCONTINUED OPERATIONS                     --         10,432
                                                         ---------    ---------
                                                         $ 282,473    $ 296,444
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Cash overdraft                                      $   4,646    $   7,767
     Loans payable to banks                                 35,215       41,535
     Current portion of long-term debt                      29,741        8,851
     Accounts payable                                       46,047       39,715
     Accrued expenses and other current
       liabilities                                          52,096       29,985
     Current liabilities from
       discontinued operations                               1,148        6,660
                                                         ---------    ---------
           TOTAL CURRENT LIABILITIES                       168,893      134,513
LONG-TERM DEBT                                             103,027      136,641
OTHER LIABILITIES                                           22,138       28,597
OTHER LIABILITIES FROM DISCONTINUED OPERATIONS                --          1,280
                                                         ---------    ---------
           TOTAL LIABILITIES                               294,058      301,031
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
     Series B and C preferred stock                         63,129       56,602
                                                         ---------    ---------
STOCKHOLDERS' DEFICIT:
     Series A preferred stock                                  521          521
     Common stock                                                2            2
     Paid-in capital                                           740          740
     Accumulated deficit                                   (66,442)     (49,652)
     Accumulated other comprehensive (loss) income:
        Gain on derivative instruments                          51        1,062
        Cumulative currency translation adjustment          (9,586)     (13,862)
                                                         ---------    ---------
           TOTAL STOCKHOLDERS' DEFICIT                     (74,714)     (61,189)
                                                         ---------    ---------
                                                         $ 282,473    $ 296,444
                                                         =========    =========

      See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Unaudited)

                                 (In Thousands)

                                                      Three Months Ended        Nine Months Ended
                                                           March 31,                 March 31,
                                                        2003         2002         2003         2002
                                                   ---------    ---------    ---------    ---------
NET SALES                                          $  93,739    $  88,164    $ 280,614    $ 265,607
COST OF GOODS SOLD                                    71,018       67,613      211,140      200,438
                                                   ---------    ---------    ---------    ---------
     GROSS PROFIT                                     22,721       20,551       69,474       65,169
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     (includes income from litigation of
     $2,195 and $2,755 for the three months
     and nine months ended March 31, 2003,
     respectively)                                    18,453       18,469       51,559       54,265
                                                   ---------    ---------    ---------    ---------

     OPERATING INCOME                                  4,268        2,082       17,915       10,904
OTHER:
     Interest expense                                  3,978        4,609       12,138       13,926
     Interest income                                     (39)          (8)        (135)        (311)
     Other expense, net                                  112          511        1,317        2,414
                                                   ---------    ---------    ---------    ---------
     INCOME (LOSS) FROM CONTINUING
        OPERATIONS BEFORE INCOME TAXES                   217       (3,030)       4,595       (5,125)
PROVISION FOR INCOME TAXES                               599          806        2,440        1,840
                                                   ---------    ---------    ---------    ---------
     (LOSS) INCOME FROM CONTINUING
        OPERATIONS                                      (382)      (3,836)       2,155       (6,965)
DISCONTINUED OPERATIONS:
     (Loss) from discontinued operations
        (net of income taxes)                           (548)      (5,236)     (11,077)      (6,171)
     (Loss) on disposal of discontinued
        operations (net of income taxes)              (1,342)        --         (1,342)        --
                                                   ---------    ---------    ---------    ---------
     NET LOSS                                         (2,272)      (9,072)     (10,264)     (13,136)
OTHER COMPREHENSIVE INCOME (LOSS):
     Gain (loss) on derivative instruments               230          109       (1,011)         542
     Change in currency translation adjustment         7,930         (984)       4,276         (196)
                                                   ---------    ---------    ---------    ---------
      COMPREHENSIVE INCOME (LOSS)                  $   5,888    $  (9,947)      (6,999)   $ (12,790)
                                                   =========    =========    =========    =========


      See notes to unaudited Condensed Consolidated Financial Statements.

               PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                  CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
           For the Three Months and Nine Months Ended March 31, 2003

                                 (In Thousands)

                                      Preferred        Common
                                        Stock           Stock                                              Accumulated Other
                                     ----------  -------------------
                                                  Class       Class      Paid-in     Accumulated    Comprehensive
                                      Series A     "A"         "B"       Capital       Deficit      (Loss) income     Total
                                     ----------  --------    --------   --------      ---------      ------------    ---------
BALANCE, JULY 1, 2002                $    521    $      1    $      1   $    740      $(49,652)        $(12,800)     $(61,189)
     Dividends on Series B and C
        redeemable preferred stock                                                      (2,123)                       (2,123)
     Loss on derivative
        instruments                                                                                      (1,083)      (1,083)
     Foreign currency translation
        adjustment                                                                                       (2,827)      (2,827)
     Net loss                                                                             (157)                         (157)
                                     --------    --------    --------   --------      --------         --------     --------

BALANCE, SEPTEMBER 30, 2002          $    521    $      1    $      1   $    740      $(51,932)        $(16,710)    $(67,379)
                                     ========    ========    ========   ========      ========         ========     ========
     Dividends on Series B and C
        redeemable preferred stock                                                      (2,121)                       (2,121)
     Loss on derivative
        instruments                                                                                        (158)        (158)
     Foreign currency translation
        adjustment                                                                                         (827)        (827)
     Net loss                                                                           (7,835)                       (7,835)
                                     --------    --------    --------   --------      --------         --------     --------
BALANCE, DECEMBER 31, 2002           $    521    $      1    $      1   $    740      $(61,888)        $(17,695)    $(78,320)
                                     ========    ========    ========   ========      ========         ========     ========
     Dividends on Series B and C
        redeemable preferred stock                                                      (2,282)                       (2,282)
     Gain on derivative
        instruments                                                                                         230          230
     Foreign currency translation
        adjustment                                                                                        7,930        7,930
     Net loss                                                                           (2,272)                       (2,272)
                                     --------    --------    --------   --------      --------         --------     --------
BALANCE, MARCH 31, 2003              $    521    $      1    $      1   $    740      $(66,442)        $ (9,535)    $(74,714)
                                     ========    ========    ========   ========      ========         ========     ========

      See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                For the Nine Months Ended March 31, 2003 and 2002

                                 (In Thousands)

                                                            2003         2002
                                                         ---------    ---------
OPERATING ACTIVITIES:
  Net loss                                               $ (10,264)   $ (13,136)
  Adjustment for discontinued operations                    12,419        6,171
                                                         ---------    ---------
  Income (loss) from continuing operations                   2,155       (6,965)
  Adjustments to reconcile income (loss)
        from continuing operations to net
        cash provided by operating activities:
     Depreciation and amortization                          10,891       10,041
     Other                                                    (488)       3,813
     Changes in operating assets and liabilities:
        Accounts receivable                                  1,051       12,308
        Inventories                                         (6,069)     (16,710)
        Prepaid expenses and other current assets             (557)      (2,544)
        Other assets                                        (2,190)        (842)
        Accounts payable                                    15,078         (699)
        Accrued expenses and other liabilities               5,806        2,450
  Cash provided by (used in) discontinued operations         2,970         (438)
                                                         ---------    ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           28,647          414
                                                         ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures                                      (7,778)      (7,881)
  Acquisition of a business                                   --         (7,182)
  Proceeds from sales of assets and other investing          3,321          469
  Discontinued operations                                    1,877         (692)
                                                         ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES
                                                            (2,580)     (15,286)
                                                         ---------    ---------
FINANCING ACTIVITIES:
  Cash overdraft                                            (3,121)       1,481
  Net (decrease) increase in short-term debt                (6,012)      15,248
  Proceeds from long-term debt                               2,125        2,316
  Payments of long-term debt                               (13,720)      (4,324)
                                                         ---------    ---------
        NET CASH (USED IN) PROVIDED BY
           FINANCING ACTIVITIES                            (20,728)      14,721
                                                         ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        273         (110)
                                                         ---------    ---------
        NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                              5,612         (261)
CASH AND CASH EQUIVALENTS at beginning of period             6,419       14,845
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS at end of period               $  12,031    $  14,584
                                                         =========    =========

      See notes to unaudited Condensed Consolidated Financial Statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (In Thousands)



1. General

      In the opinion of Philipp Brothers Chemicals, Inc. (the "Company"), the accompanying unaudited condensed consolidated financials statements contain all adjustments (consisting only of normal recurring adjustments, except for asset writedowns) necessary to present fairly its financial position as of March 31, 2003 and its results of operations and cash flows for the three months and nine months ended March 31, 2003 and 2002.

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

      The results of operations for the three months and nine months ended March 31, 2003 may not be indicative of results for the full year.


      Effective July 1, 2002 the Company adopted Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes specific criteria for recognition of intangible assets separately from goodwill. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. Identifiable intangible assets with determinable useful lives will continue to be amortized. The Company has no goodwill, but has assessed the useful lives of its intangible assets. The adoption of SFAS No. 141 and No. 142 did not result in an impact on the Company's financial statements.

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

      Effective July 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the development of a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. As a result of the adoption of SFAS No. 144, the Company was required to classify the Odda and Carbide Industries businesses as discontinued operations.

      Effective July 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS No. 145"). Under the current rules, SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the Company's consolidated statement of operations, net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the Company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 145 did not result in an impact on the Company's financial statements.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (In Thousands)

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not result in an impact on the Company's financial statements.


      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not result in a material impact on the Company's financial statements.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires consolidation by business enterprises of variable interest entities (including entities commonly referred to as special purpose entities), which meet certain characteristics. FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. The adoption of FIN No. 46 did not result in an impact on the Company's financial statements.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of this statement.

2. Reclassifications

      Freight and warehousing expenses of $6,598, $6,994, $6,428 and $9,245 for the three months ended September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively, have been reclassified from selling, general and administrative expenses to cost of goods sold on the Company's condensed consolidated statements of operations and comprehensive income. The reclassification had no impact on net sales, operating income (loss) or net loss for each of the periods presented below. Results for the prior fiscal year, after reclassifications, are as follows:

                                                                      12 Months
                                        3 Months Ended                  Ended
                   September 30,  December 31,   March 31,  June 30,   June 30,
                        2001         2001          2002       2002       2002
                     --------       ------        ------     ------    -------
Net Sales            $ 94,659       97,987        96,310     99,857    388,813
Gross Profit           20,465       24,295        16,539      5,167     66,466
Operating Income        1,409        4,614        (3,729)   (23,958)   (21,664)
  (Loss)
Net (Loss)             (2,365)      (1,699)       (9,072)   (38,634)   (51,770)

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (In Thousands)

3. Risks and Uncertainties

      As of March 31, 2003, the Company was in compliance with the financial covenants included in its amended senior credit facility ("credit facility") with its lending banks, for which PNC Bank serves as agent. The credit facility was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the credit facility from $70 million to $55 million; limit borrowings under the capital expenditure line of the credit facility to the outstanding balance as of the amendment date; and increase the interest rate from 1.5% to 1.75% per annum over the base rate (as defined in the agreement). Management believes that the reduced maximum availability and the revised borrowing base formula under the revolving credit portion of the credit facility will not adversely affect the Company's ability to meet its cash requirements through the remaining term of the credit facility (see below).

      The Company's ability to fund its operating plan relies upon continued availability of the credit facility which, in turn, requires the Company to maintain compliance with the amended financial covenants. The Company believes that it will be able to comply with the terms of the amended covenants based on its forecasted operating plan. In the event of adverse operating results and resultant violation of the covenants through the remaining term of the credit facility (see below), there can be no assurance that the Company will be able to obtain waivers or amendments on favorable terms, if at all.

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

      The Company is presently seeking to refinance its current credit facility and the Pfizer note payable. The ability to refinance such debt on terms acceptable to the Company is, among other things, dependent upon the success of the management actions referred to above. There can be no assurance that the Company will be able to refinance such debt on terms acceptable to the Company, if at all. The inability to refinance the debt on terms acceptable to the Company would have a material adverse impact on the Company's financial position, results of operations, and cash flow.

      In October 2002, the Company entered into an agreement with Pfizer whereby Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004.

      During the second quarter of fiscal year 2003, the Company completed the sale of certain fixed assets of Odda for proceeds of $3,458 and certain assets of its Phibro-Tech etchant business for proceeds of $2,530. Subsequent to March 31, 2003 the Company completed the sale of its Carbide Industries business; the proceeds were not material. The Odda and Carbide Industries businesses are classified as discontinued operations. The Company is actively pursuing the sale of certain other business operations to generate cash for debt repayment. However, there can be no assurance that such sales will be completed on terms acceptable to the Company, if at all. There are no other disposal transactions which the Company considered probable at March 31, 2003. Disposal transactions could result in recording losses for financial statement purposes.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (In Thousands)

      The Joint Expert Committee on Food Additives of the Food and Agricultural Organization of the United Nations and the World Health Organization, at its meeting held February 6-12, 2003, had determined to withdraw the maximum residue limits for Carbadox. A final report has not yet been issued. It is not known at this time whether any national regulatory authorities will adopt this determination, which could result in reduced overall sales of the product.
Carbadox is a significant product for the Company's Phibro Animal Health business. The Company continues to assess the impact of this determination on the Company.

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

      Inventories of continuing operations consist of the following:

                                            March 31, 2003     June 30, 2002
                                            --------------     -------------
               Raw materials                  $20,651             $22,387
               Work-in-process                  1,517               2,098
               Finished goods                  71,144              62,440
                                              -------             -------
               Total inventory                $93,312             $86,925
                                              =======             =======

5. Discontinued Operations

      In February 2003 the Company determined that it would permanently shutdown and no longer fund the operations of its Norwegian subsidiary, Odda Smelteverk ("Odda"). On February 28, 2003, Odda filed for bankruptcy in Norway and the bankruptcy is proceeding in accordance with Norwegian law. The Company has been advised that, as a result of the bankruptcy, the creditors of Odda have recourse only to the assets of Odda, except in the case of certain debt guaranteed by the Company. The Company has removed all assets, liabilities (except as noted below), and cumulative translation adjustments related to Odda from the Company's consolidated balance sheets as of March 31, 2003, and has recorded the net result as a Loss on disposal of discontinued operations. The Company is the guarantor of certain debt of Odda under two separate multi-currency revolving credit facilities. As of March 31, 2003, NOK 41,100 ($5,731) was outstanding under these facilities and continues to be included in the Loans payable to banks and Current portion of long-term debt captions on the Company's consolidated balance sheets at March 31, 2003. The Company has entered into forebearance agreements with the two banks holding guarantees from the Company for the debt of Odda under which the banks have agreed not to demand immediate payment on those guarantees, and the Company has agreed to pay the principal amount plus interest in installments. The Company has been advised by Norwegian counsel that it will obtain the benefit of the banks' position as a secured creditor upon payment pursuant to the guarantees. The Company has obtained the consent of a majority of the holders of its outstanding Senior Subordinated Notes due 2008 to amend the Indenture governing these notes in such a manner that the bankruptcy of Odda does not create an event of default thereunder.

      In  February  2003 the  Company  decided  to sell its  Carbide  Industries business in the U.K. which had been a sales distributor for one of Odda's product lines. Subsequent to March 31, 2003, the Company completed the sale of the Carbide Industries business. Odda was included in the Company's Industrial Chemicals segment and Carbide Industries was included in the Company's Distribution segment.

      The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations. Prior year financial statements have been restated to conform with the fiscal year 2003 presentation of discontinued operations.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (In Thousands)

      Operating results and loss on disposal of the discontinued operations are as follows:


                                        3 Months Ended               9 Months Ended
                                   March 31,      March 31,     March 31,    March 31,
                                     2003           2002          2003         2002
                                   ---------      ---------     ---------    ---------
OPERATING RESULTS:
Net sales                          $ 1,933         $10,736      $ 12,890      $30,453
Cost of goods sold                   1,623          14,748        15,396       34,323
Selling, general and
  administrative expenses              883           1,799         3,175        4,740
Asset writedowns                       --               --         7,781           --
Other (expense) income                 (59)            418         2,327        1,296
                                   -------         -------       -------      -------
(Loss) before income taxes            (632)         (5,393)      (11,135)      (7,314)
(Benefit) for income taxes             (84)           (157)          (58)      (1,143)
                                   -------         -------      --------      -------
(Loss) from operations             $  (548)        $(5,236)     $(11,077)     $(6,171)
                                   =======         =======      ========      =======

Depreciation and amortization      $   192         $ 5,562      $    894      $ 7,118
                                   =======         =======      ========      =======

LOSS ON DISPOSAL:
Assets                             $(4,018)        $    --      $ (4,018)     $    --
Liabilities                          6,432              --         6,432           --
Unsecured debt                       2,488              --         2,488           --
Currency translation adjustment     (6,244)             --        (6,244)          --
                                   ------          -------      --------      -------
(Loss) on disposal                 $(1,342)        $    --      $ (1,342)          --
                                   =======         =======      ========      =======

The balance sheet data for the discontinued operations is as follows:

                                                   March 31,       June 30,
                                                     2003           2002
                                                   ---------      ---------
Trade receivables                                   $1,380         $ 4,004
Other receivables                                       --             728
Inventories                                            305           6,592
Prepaid expenses and other current assets                8             445
                                                    ------         -------
Current assets from discontinued operations         $1,693         $11,769
                                                    ======         =======

Property, plant and equipment, net                  $   --         $ 8,234
Intangibles                                             --           1,411
Other assets                                            --             787
                                                    ------         -------
Other assets from discontinued operations           $   --         $10,432
                                                    ======         =======

Accounts payable                                    $  773           2,565
Accrued expenses and other current liabilities         375           4,095
                                                    ------         -------
Current liabilities from discontinued operations    $1,148         $ 6,660
                                                    ======         =======

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (In Thousands)

Other liabilities                                   $   --         $ 1,280
                                                    ------         -------
Other liabilities from discontinued operations      $   --         $ 1,280
                                                    ======         =======

      In December 2002, the Company reevaluated the carrying value of Odda's long-lived assets (consisting of property, plant and equipment and certain other assets), based upon its estimate of future net cash flows under the possible scenarios then being considered by management. As a result, an impairment charge of $7,781 was recorded during the second fiscal quarter to reduce the carrying value of Odda's long-lived assets to their estimated salvage values.

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

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (In Thousands)

      The South Carolina Department of Health and Environmental Conservation ("DHEC") has informed the Company that its Phibro-Tech, Inc. subsidiary must begin certain remediation activities and conduct additional RCRA Facility Investigations ("RFI's") leading to a Corrective Measures Study and Corrective Measures Implementation. Phibro-Tech, Inc. has proposed several alternative plans to the South Carolina DHEC and will enter into negotiations with the state regarding measures to be taken at its Sumter, South Carolina facility.

      On or about November 15, 2001, the Company was advised by the State of California that the State intended to file a civil complaint against the Company for alleged violations arising out of operations at the Santa Fe Springs, California facility. The Company is engaged in negotiations with the State of California at this time. The amount of any penalty that may be assessed is not expected to be material.

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

      Based upon information available, management estimates the costs of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites; closure costs for closed sites; and any penalties that may be assessed for environmental violations to be approximately $2,071, which is included in current and long-term liabilities in the Company's condensed consolidated balance sheets at March 31, 2003.

8. Income from Litigation

      The Company has recognized income of $2,195 and $2,766 for the three months and nine months ended March 31, 2003, respectively, resulting from the settlement of class action litigation against European vitamin manufacturers. This income is included in selling, general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive income.

9. Business Segments

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

      The Industrial Chemicals and Distribution segments have been restated to give effect to the discontinued operations.

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (In Thousands)

      Segment data for the three months and nine months ended March 31, 2003 and 2002 is as follows:

                                                       Animal                                           Corporate
                                                      Health &    Industrial                All        Expenses &
Three Months Ended March 31, 2003                    Nutrition    Chemicals  Distribution  Other       Adjustments    Total
                                                     -----------   --------    --------   --------    ------------   --------
Revenues -- external customers                       $    62,675   $ 12,192    $  7,612   $ 11,260    $         --   $ 93,739
         -- intersegment                                     579      1,985         547          1          (3,112)        --
                                                     -----------   --------    --------   --------    ------------   --------
Total revenues                                       $    63,254   $ 14,177    $  8,159   $ 11,261    $     (3,112)  $ 93,739
                                                     ===========   ========    ========   ========    ============   ========
Operating income/(loss)                              $     8,122   $   (716)   $    900   $   (846)   $     (3,192)  $  4,268
                                                     ===========   ========    ========   ========    ============   ========
Depreciation and amortization                        $     1,890   $    738    $      2   $    533    $        405   $  3,568
                                                     ===========   ========    ========   ========    ============   ========


                                                       Animal                                           Corporate
                                                      Health &    Industrial                All        Expenses &
Three Months Ended March 31, 2002                    Nutrition    Chemicals  Distribution  Other       Adjustments    Total
                                                     -----------   --------    --------   --------    ------------  --------
Revenues -- external customers                          $ 59,378   $ 12,676    $  6,753   $  9,357      $   --      $ 88,164
         -- intersegment                                     874      1,286         372         87        (2,619)       --
                                                        --------   --------    --------   --------      --------    --------
Total revenues                                          $ 60,252   $ 13,962    $  7,125   $  9,444      $ (2,619)   $ 88,164
                                                        ========   ========    ========   ========      ========    ========
Operating income/(loss)                                 $  6,246   $   (117)   $    496   $   (750)     $ (3,793)   $  2,082
                                                        ========   ========    ========   ========      ========    ========
Depreciation and amortization                           $  1,996   $    851    $      3   $    440      $    263    $  3,553
                                                        ========   ========    ========   ========      ========    ========


                                                         Animal                                          Corporate
                                                        Health &   Industrial                All        Expenses &
Nine Months Ended March 31, 2003                       Nutrition   Chemicals  Distribution  Other       Adjustments    Total
                                                      -----------   --------    --------   --------    ------------  --------
Revenues -- external customers                          $189,301   $ 37,317    $ 22,905   $ 31,091      $   --      $280,614
         -- intersegment                                   2,224      5,745       1,395          8        (9,372)         --
                                                        --------   --------    --------   --------      --------    --------
Total revenues                                          $191,525   $ 43,062    $ 24,300   $ 31,099      $ (9,372)   $280,614
                                                        ========   ========    ========   ========      ========    ========
Operating income/(loss)                                 $ 29,852   $ (1,538)   $  2,452   $ (1,464)     $(11,387)   $ 17,915
                                                        ========   ========    ========   ========      ========    ========
Depreciation and amortization                           $  5,702   $  2,495    $      8   $  1,531      $  1,155    $ 10,891
                                                        ========   ========    ========   ========      ========    ========


                                                         Animal                                        Corporate
                                                        Health &   Industrial                All       Expenses &
Nine Months Ended March 31, 2002                       Nutrition   Chemicals  Distribution  Other     Adjustments      Total
                                                      -----------  --------    ---------  --------    ------------   --------
Revenues -- external customers                          $180,477   $ 35,800    $ 20,983   $ 28,347    $     --       $265,607
         -- intersegment                                   3,141      5,077       1,203        117      (9,538)           --
                                                        --------   --------    --------   --------    --------       --------
Total revenues                                          $183,618   $ 40,877    $ 22,186   $ 28,464    $ (9,538)      $265,607
                                                        ========   ========    ========   ========    ========       ========
Operating income/(loss)                                 $ 23,870   $ (3,627)   $  1,652   $   (860)   $(10,131)      $ 10,904
                                                        ========   ========    ========   ========    ========       ========
Depreciation and amortization                           $  5,395   $  2,545    $      9   $  1,297    $    795       $ 10,041
                                                        ========   ========    ========   ========    ========       ========

                PHILIPP BROTHERS CHEMICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (In Thousands)

                                                         Animal                                          Corporate
Identifiable Assets of                                  Health &    Industrial                All        Expenses &
Continuing Operations                                  Nutrition    Chemicals  Distribution  Other       Adjustments    Total
                                                       -----------   --------    --------   --------    ------------  --------
At June 30, 2002                                        $186,118   $ 38,985    $  8,059     $ 30,688      $ 10,393    $274,243
                                                        ========   ========    ========     ========      ========    ========
At March 31, 2003                                       $199,763   $ 33,747    $ 10,082     $ 28,967      $  8,221    $280,780
                                                        ========   ========    ========     ========      ========    ========

10. Consolidating Financial Statements


      In June 1998, the Company issued $100 million in Senior Subordinated Notes due 2008 (the "Notes"). In connection with the issuance of these Notes, the Company's U.S. Subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not guarantee the Notes.

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

                        PHILIPP BROTHERS CHEMICALS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                              As of March 31, 2003
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                                                      U.S. Guarantor    Subsidiaries   Consolidation  Consolidated
                                                             Parent     Subsidiaries    Non-Guarantors  Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------
                    Assets
Current Assets:
Cash and cash equivalents                                   $      43      $   1,884      $  10,104                     $  12,031
Trade receivables                                               3,220         28,792         27,890                        59,902
Other receivables                                                 184            698          1,787                         2,669
Inventory                                                       2,874         54,115         36,323                        93,312
Prepaid expenses and other                                      2,106          2,283         11,561                        15,950
Current assets from discontinued operations                        --             --          1,693                         1,693
                                                            ---------      ---------      ---------      ---------      ---------
    Total current assets                                        8,427         87,772         89,358             --        185,557
                                                            ---------      ---------      ---------      ---------      ---------
Property, plant & equipment, net                                  206         27,086         46,076                        73,368
Intangibles                                                       210          1,303          9,656                        11,169
Investment in subsidiaries                                    101,810          3,621             --       (105,431)            --
Intercompany                                                   40,033        (36,683)         4,127         (7,477)            --
Other assets                                                   10,490          1,369            520                        12,379
Other assets from discontinued operations                          --             --             --                            --
                                                            ---------      ---------      ---------      ---------      ---------
    Total assets                                            $ 161,176      $  84,468      $ 149,737      $(112,908)     $ 282,473
                                                            =========      =========      =========      =========      =========
     Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft                                              $     578      $   4,068      $      --                     $   4,646
Loan payable to banks                                          32,382             --          2,833                        35,215
Current portion of long term debt                              23,283            458          6,000                        29,741
Accounts payable                                                2,265         28,360         15,422                        46,047
Accrued expenses and other                                     11,145          8,031         32,920                        52,096
Current liabilities from discontinued
operations                                                         --             --          1,148                         1,148
                                                            ---------      ---------      ---------      ---------      ---------
    Total current liabilities                                  69,653         40,917         58,323             --        168,893
                                                            ---------      ---------      ---------      ---------      ---------
Long term debt                                                100,081        (69,891)        80,314         (7,477)       103,027
Other liabilities                                               3,027         14,594          4,517                        22,138
Other liabilities from discontinued operations                     --             --             --                            --
Redeemable securities:
Series B and C preferred stock                                 63,129             --             --                        63,129
             Stockholders' Equity
Series A preferred stock                                          521             --             --                           521
Common stock                                                        2             32             --            (32)             2
Paid in capital                                                   740        110,885          5,179       (116,064)           740
(Accumulated deficit) retained earnings                       (66,442)       (12,040)        10,909          1,131        (66,442)
Accumulated other comprehensive income (loss)-
  gain (loss) on derivative instruments                            51             51             --            (51)            51
  currency translation adjustment                              (9,586)           (80)        (9,505)         9,585         (9,586)
                                                            ---------      ---------      ---------      ---------      ---------
    Total stockholders' equity                                (74,714)        98,848          6,583       (105,431)       (74,714)
                                                            ---------      ---------      ---------      ---------      ---------

    Total liabilities and equity                            $ 161,176      $  84,468      $ 149,737      $(112,908)     $ 282,473
                                                            =========      =========      =========      =========      =========

                        PHILIPP BROTHERS CHEMICALS, INC.
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                   For The Three Months Ended March 31, 2003
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                                                      U.S. Guarantor    Subsidiaries   Consolidation  Consolidated
                                                             Parent     Subsidiaries    Non-Guarantors  Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $  6,500        $ 57,536      $ 31,975        $ (2,272)     $ 93,739
Cost of goods sold                                             5,065          45,289        22,936          (2,272)       71,018
                                                            --------        --------      --------        --------      --------
    Gross profit                                               1,435          12,247         9,039              --        22,721
Selling, general, and administrative
  expenses                                                     4,109           9,531         4,813                        18,453
                                                            --------        --------      --------        --------      --------
    Operating (loss) income                                   (2,674)          2,716         4,226              --         4,268
Interest expense                                                 543             667         2,768                         3,978
Interest income                                                   (1)             --           (38)                          (39)
Other expense (income)                                           129            (308)          291                           112
Intercompany allocation                                       (3,754)          3,592           162                            --
(Profit) loss relating to subsidiaries                           791              --            --            (791)           --
                                                            --------        --------      --------        --------      --------
    (Loss) income before income taxes                           (382)         (1,235)        1,043             791           217
Provision for income taxes                                        --             281           318                           599
                                                            --------        --------      --------        --------      --------
    (Loss) income from continuing operations                    (382)         (1,516)          725             791          (382)
DISCONTINUED OPERATIONS:
  Profit (loss) relating to discontinued operations           28,129              --            --         (28,129)           --
  (Loss) from discontinued operations (net of
    income taxes)                                                 --              --          (548)                         (548)
  (Loss) on disposal of discontinued operations
    (net of income taxes)                                    (30,019)             --        28,677                        (1,342)
                                                            --------        --------      --------        --------      --------
    Net (loss) income                                       $ (2,272)       $ (1,516)     $ 28,854        $(27,338)     $ (2,272)
                                                            ========        ========      ========        ========      ========

                        PHILIPP BROTHERS CHEMICALS, INC.
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    For The Nine Months Ended March 31, 2003
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                                                      U.S. Guarantor    Subsidiaries   Consolidation  Consolidated
                                                             Parent     Subsidiaries    Non-Guarantors  Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $ 19,643      $172,552        $ 95,966      $ (7,547)         $280,614
Cost of goods sold                                            15,605       134,776          68,306        (7,547)          211,140
                                                            --------      --------        --------      --------          --------
    Gross profit                                               4,038        37,776          27,660            --            69,474
Selling, general, and administrative
  expenses                                                    13,863        23,881          13,815                          51,559
                                                            --------      --------        --------      --------          --------
    Operating (loss) income                                   (9,825)       13,895          13,845            --            17,915
Interest expense                                               1,215         2,154           8,769                          12,138
Interest income                                                   (2)           --            (133)                           (135)
Other expense (income)                                           438          (308)          1,187                           1,317
Intercompany allocation                                      (12,395)       11,927             468                              --
(Profit) loss relating to subsidiaries                        (1,392)           --              --         1,392                --
                                                            --------      --------        --------      --------          --------
    Income (loss) before income taxes                          2,311           122           3,554        (1,392)            4,595
Provision for income taxes                                       156           507           1,777                           2,440
                                                            --------      --------        --------      --------          --------
    Income (loss) from continuing operations                   2,155          (385)          1,777        (1,392)            2,155
DISCONTINUED OPERATIONS:
  Profit (loss) relating to discontinued operations           17,600            --              --       (17,600)               --
  (Loss) from discontinued operations (net of
    income taxes)                                                 --            --         (11,077)                        (11,077)
  (Loss) on disposal of discontinued operations
    (net of income taxes)                                    (30,019)           --          28,677                          (1,342)
                                                            --------      --------        --------      --------          --------
    Net (loss) income                                       $(10,264)     $   (385)       $ 19,377      $(18,992)         $(10,264)
                                                            ========      ========        ========      ========          ========

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                    For the Nine Months Ended March 31, 2003
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                                                      U.S. Guarantor    Subsidiaries   Consolidation  Consolidated
                                                             Parent     Subsidiaries    Non-Guarantors  Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net (loss) income                                         $(10,264)     $   (385)     $ 19,377        $(18,992)        $(10,264)
  Adjustment for discontinued operations                      12,419            --       (17,600)         17,600           12,419
                                                            --------      --------      --------        --------         --------
  Income (loss) from continuing operations                     2,155          (385)        1,777          (1,392)           2,155
  Adjustments to reconcile income
   (loss) from continuing operations to cash
    provided by operating activities:
    Depreciation and amortization                              1,155         4,170         5,566                           10,891
    Other                                                        319          (557)         (250)                            (488)
    Changes in operating assets and liabilities:
      Accounts receivable                                       (137)          797           391                            1,051
      Inventory                                                 (167)      (10,024)        4,122                           (6,069)
      Prepaid expenses and other                               1,112          (139)       (1,530)                            (557)
      Other assets                                            (2,135)          894          (949)                          (2,190)
      Intercompany                                             2,505        (3,114)         (783)          1,392               --
      Accounts payable                                         1,241        13,147           690                           15,078
      Accrued expenses and other                               4,274        (1,119)        2,651                            5,806
  Operating cash flows from discontinued
    operations                                                    --            --         2,970                            2,970
                                                            --------      --------      --------        --------         --------
      Net cash provided by operating activities               10,322         3,670        14,655              --           28,647
                                                            --------      --------      --------        --------         --------
Investing activities:
  Capital expenditures                                            --        (3,126)       (4,652)                          (7,778)
  Proceeds from asset sales and other investing                   --         2,530           791                            3,321
  Discontinued operations                                         --            --         1,877                            1,877
                                                            --------      --------      --------        --------         --------
      Net cash used in investing activities                       --          (596)       (1,984)             --           (2,580)
                                                            --------      --------      --------        --------         --------
Financing activities:
  Cash overdraft                                                   2        (1,434)       (1,689)                          (3,121)
  Net increase (decrease) in short term debt                  (5,609)           --          (403)                          (6,012)
  Proceeds from long term debt                                    --            --         2,125                            2,125
  Payments of long term debt                                  (5,129)         (410)       (8,181)                         (13,720)
                                                            --------      --------      --------        --------         --------


      Net cash used in financing activities                  (10,736)       (1,844)       (8,148)             --          (20,728)
                                                            --------      --------      --------        --------         --------
Effect of exchange rate changes on cash                           --             2           271                              273
                                                            --------      --------      --------        --------         --------
  Net (decrease) increase in cash and
  cash equivalents                                              (414)        1,232         4,794              --            5,612
Cash and cash equivalents at
beginning of period                                              457           652         5,310                            6,419
                                                            --------      --------      --------        --------         --------
Cash and cash equivalents at end of period                  $     43      $  1,884      $ 10,104        $     --         $ 12,031
                                                            ========      ========      ========        ========         ========

                        PHILIPP BROTHERS CHEMICALS, INC.
               CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                              As of June 30, 2002
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                                                      U.S. Guarantor    Subsidiaries   Consolidation  Consolidated
                                                             Parent     Subsidiaries    Non-Guarantors  Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------
                                     Assets

Current Assets:
Cash and cash equivalents                                   $    457      $    130       $  5,832                       $  6,419
Trade receivables                                              3,150        28,671         29,336                         61,157
Other receivables                                                392           855          1,937                          3,184
Inventory                                                      2,707        44,929         39,289                         86,925
Prepaid expenses and other                                     3,010         2,460         10,050                         15,520
Current assets from discontinued operations                       --            --         11,769                         11,769
                                                            --------      --------       --------       ---------       --------
             Total current assets                              9,716        77,045         98,213              --        184,974
                                                            --------      --------       --------       ---------       --------
Property, plant & equipment, net                                 409        29,781         46,306                         76,496
Intangibles                                                       32         1,495         10,262                         11,789
Investment in subsidiaries                                    82,540         3,621             --         (86,161)            --
Intercompany                                                  73,359       (36,074)        (5,240)        (32,045)            --
Other assets                                                   9,738         1,918          1,097                         12,753
Other assets from discontinued operations                         --            --         10,432                         10,432
                                                            --------      --------       --------       ---------       --------
             Total assets                                   $175,794      $ 77,786       $161,070       $(118,206)      $296,444
                                                            ========      ========       ========       =========       ========

                      Liabilities and Stockholders' Deficit

Current Liabilities:
Cash overdraft                                              $    576      $  5,502       $  1,689                       $  7,767
Loan payable to banks                                         37,991            --          3,544                         41,535
Current portion of long term debt                              3,216           530          5,105                          8,851
Accounts payable                                               1,024        24,716         13,975                         39,715
Accrued expenses and other                                     7,579         8,092         14,314                         29,985
Current liabilities from discontinued
operations                                                        --            --          6,660                          6,660
                                                            --------      --------       --------       ---------       --------
Total current liabilities                                     50,386        38,840         45,287              --        134,513
                                                            --------      --------       --------       ---------       --------
Long term debt                                               127,643       (68,271)       109,314         (32,045)       136,641
Other liabilities                                              2,352         6,156         20,089                         28,597
Other liabilities from discontinued operations                    --            --          1,280                          1,280
Redeemable securities:
Series B and C preferred stock                                56,602            --             --                         56,602

                             Stockholders' Deficit

Series A preferred stock                                         521            --             --                            521
Common stock                                                       2            32             --             (32)             2
Paid in capital                                                  740       110,885          8,166        (119,051)           740
(Accumulated deficit) retained earnings                      (49,652)      (10,271)        (9,852)         20,123        (49,652)
Accumulated other comprehensive income (loss)-
  gain (loss) on derivative instruments                        1,062           384            678          (1,062)         1,062
  cumulative currency translation adjustment                 (13,862)           31        (13,892)         13,861        (13,862)
                                                            --------      --------       --------       ---------       --------
             Total stockholders' deficit                     (61,189)      101,061        (14,900)        (86,161)       (61,189)
                                                            --------      --------       --------       ---------       --------
             Total liabilities and deficit                  $175,794      $ 77,786       $161,070       $(118,206)      $296,444
                                                            ========      ========       ========       =========       ========

                        PHILIPP BROTHERS CHEMICALS, INC.
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                   For The Three Months Ended March 31, 2002
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                                                      U.S. Guarantor    Subsidiaries   Consolidation  Consolidated
                                                             Parent     Subsidiaries    Non-Guarantors  Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $  6,337      $ 53,002        $ 36,162      $ (7,337)       $ 88,164
Cost of goods sold                                             5,189        41,629          28,132        (7,337)         67,613
                                                            --------      --------        --------      --------        --------
    Gross profit                                               1,148        11,373           8,030            --          20,551
Selling, general, and administrative
  expenses                                                     4,247         9,070           5,152            --          18,469
                                                            --------      --------        --------      --------        --------
    Operating (loss) income                                   (3,099)        2,303           2,878            --           2,082
Interest expense                                                 574           427           3,608                         4,609
Interest income                                                   (5)           --              (3)                           (8)
Other expense (income)                                             6           (79)            584                           511
Intercompany allocation                                       (4,843)        4,843              --                            --
Loss (profit) relating to subsidiaries                         3,342            --              --        (3,342)             --
                                                            --------      --------        --------      --------        --------
    (Loss) income before income taxes                         (2,173)       (2,888)         (1,311)        3,342          (3,030)
Provision (benefit) for income taxes                           1,663        (1,049)            192                           806
                                                            --------      --------        --------      --------        --------
    (Loss) income from continuing operations                  (3,836)       (1,839)         (1,503)        3,342          (3,836)
DISCONTINUED OPERATIONS:
  (Loss) profit relating to discontinued operations           (5,236)           --              --         5,236              --
  (Loss) from discontinued operations (net of
    income taxes)                                                 --            --          (5,236)                       (5,236)
                                                            --------      --------        --------      --------        --------
    Net (loss) income                                       $ (9,072)     $ (1,839)       $ (6,739)     $  8,578        $ (9,072)
                                                            ========      ========        ========      ========        ========

                        PHILIPP BROTHERS CHEMICALS, INC.
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                    For The Nine Months Ended March 31, 2002
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                                                      U.S. Guarantor    Subsidiaries   Consolidation  Consolidated
                                                             Parent     Subsidiaries    Non-Guarantors  Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $ 19,516      $160,863        $106,357      $(21,129)       $265,607
Cost of goods sold                                            15,849       125,650          80,068       (21,129)        200,438
                                                            --------      --------        --------      --------        --------
    Gross profit                                               3,667        35,213          26,289            --          65,169
Selling, general, and administrative
  expenses                                                    11,841        26,183          16,241                        54,265
                                                            --------      --------        --------      --------        --------
    Operating (loss) income                                   (8,174)        9,030          10,048            --          10,904
Interest expense                                               1,769         1,995          10,162                         13,926
Interest income                                                  (15)           --            (296)                          (311)
Other (income) expense                                          (298)          (72)          2,784                          2,414
Intercompany allocation                                       (9,778)        9,778              --                             --
Loss (income) relating to subsidiaries                         5,730            --              --        (5,730)             --
                                                            --------      --------        --------      --------        --------
    (Loss) income before income taxes                         (5,582)       (2,671)         (2,602)        5,730          (5,125)
Provision (benefit) for income taxes                           1,383          (185)            642                         1,840
                                                            --------      --------        --------      --------        --------
    (Loss) income from continuing operations                  (6,965)       (2,486)         (3,244)        5,730          (6,965)
DISCONTINUED OPERATIONS:
  (Loss) profit relating to discontinued operations           (6,171)           --              --         6,171              --
  (Loss) from discontinued operations (net of
    income taxes)                                                 --            --          (6,171)                        (6,171)
                                                            --------      --------        --------      --------        --------
    Net (loss) income                                       $(13,136)     $ (2,486)       $ (9,415)     $ 11,901        $(13,136)
                                                            ========      ========        ========      ========        ========

                         PHILIPP BROTHERS CHEMICALS INC.
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                    For the Nine Months Ended March 31, 2002
                                 (In Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                                                      U.S. Guarantor    Subsidiaries   Consolidation  Consolidated
                                                             Parent     Subsidiaries    Non-Guarantors  Adjustments      Balance
----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net (loss) income                                         $(13,136)     $ (2,486)     $ (9,415)       $ 11,901        $(13,136)
  Adjustment for discontinued operations                       6,171            --         6,171          (6,171)          6,171
                                                            --------      --------      --------        --------        --------
  (Loss) income from continuing operations                  $ (6,965)     $ (2,486)     $ (3,244)       $  5,730        $ (6,965)
  Adjustments to reconcile (loss) income
    from continuing operations to cash
    (used in) provided by operating activities:
    Depreciation and amortization                                795         3,986         5,260                          10,041
    Other                                                       (594)          136         4,271                           3,813
    Changes in operating assets and liabilities:
      Accounts receivable                                      1,278         6,163         4,867                          12,308
      Inventory                                                  318        (3,521)      (13,507)                        (16,710)
      Prepaid expenses and other                                 892          (909)       (2,527)                         (2,544)
      Other assets                                               260          (838)         (264)                           (842)
      Intercompany                                           (10,614)        3,675        12,669          (5,730)             --
      Accounts payable                                        (1,095)          343            53                            (699)
      Accrued expenses and other                                 902        (5,130)        6,678                           2,450
  Operating cash flows from discontinued
    operations                                                    --            --          (438)                           (438)
                                                            --------      --------      --------        --------        --------
      Net cash (used in) provided by
      operating activities                                   (14,823)        1,419        13,818              --             414
                                                            --------      --------      --------        --------        --------
Investing activities:
  Capital expenditures                                           (74)       (3,918)       (3,889)                         (7,881)
  Acquisition of a business                                       --            --        (7,182)                         (7,182)
  Other investing                                                 --           412            57                             469
  Discontinued operations                                         --            --          (692)                           (692)
                                                            --------      --------      --------        --------        --------
      Net cash used in investing activities                      (74)       (3,506)      (11,706)             --         (15,286)
                                                            --------      --------      --------        --------        --------
Financing activities:
  Cash overdraft                                                 (13)        1,494            --                           1,481
  Net increase (decrease) in short term debt                  16,093            --          (845)                         15,248
  Proceeds from long term debt                                 2,000           316            --                           2,316
  Payments of long term debt                                  (2,533)         (395)       (1,396)                         (4,324)
                                                            --------      --------      --------        --------        --------
      Net cash provided by (used in)
      financing activities                                    15,547         1,415        (2,241)             --          14,721
                                                            --------      --------      --------        --------        --------
Effect of exchange rate changes on cash                           --            --          (110)                           (110)
                                                            --------      --------      --------        --------        --------
  Net increase (decrease) in cash and
  cash equivalents                                               650          (672)         (239)             --            (261)
Cash and cash equivalents at
beginning of period                                            1,292         1,210        12,343                          14,845
                                                            --------      --------      --------        --------        --------
Cash and cash equivalents at end of period                  $  1,942      $    538      $ 12,104        $     --        $ 14,584
                                                            ========      ========      ========        ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company is a diversified global manufacturer and marketer of a broad range of specialty agricultural and industrial chemicals, which are sold world-wide for use in numerous markets, including animal health and nutrition, agriculture, pharmaceutical, electronics, wood treatment, glass, construction and concrete. The Company also provides recycling and hazardous waste services primarily to the electronics and metal treatment industries. These operations are classified into four segments: Animal Health and Nutrition; Industrial Chemicals; Distribution; and All Other.

      In February 2003 the Company determined that it would permanently shutdown and no longer fund the operations of its Norwegian subsidiary, Odda Smelteverk ("Odda"). On February 28, 2003, the management of Odda filed for bankruptcy in Norway and the bankruptcy is proceeding in accordance with Norwegian law. As a result of the bankruptcy, the creditors of Odda have recourse only to the assets of Odda, except in the case of certain debt guaranteed by the Company. The
Company has removed all assets, liabilities (except as noted below) and cumulative translation adjustments related to Odda from the Company's consolidated balance sheet as of March 31, 2003, and has recorded the net result as a Loss on disposal of discontinued operations. Philipp Brothers Chemicals, Inc is the guarantor of certain debt of Odda under two separate multi- currency revolving credit facilities of Odda. As of March 31, 2003, NOK 41,100 ($5,731) was outstanding under these facilities and continues to be included in Loans payable to banks and Current portion of long-term debt captions on the Company's Consolidated Balance Sheet at March 31, 2003. The Company has entered into forebearance agreements with the two banks holding guarantees from the Company for the debt of Odda under which the banks have agreed not to demand immediate payment on those guarantees, and the Company has agreed to pay the principal amount plus interest in installments. The Company has been advised by Norwegian counsel that it will obtain the benefit of the banks' position as a secured creditor upon payment pursuant to the guarantees. The Company has obtained the consent of a majority of the holders of its outstanding Senior Subordinated Notes to amend the Indenture governing these notes in such a manner that the bankruptcy of Odda does not create an event of default thereunder. The results of Odda's operations are reflected as a discontinued operation and the operating results have been excluded from the Industrial Chemical segment. All prior periods have been restated for consistency of presentation.

      In November 2002, the Company had announced a temporary shutdown of Odda due to continuing operating losses, higher than planned operating costs and delays in the market acceptance of calcium oxide, a by-product of the manufacturing process to produce dicyandiamide. The Company recorded an asset write-down charge of $7.8 million at December 31, 2002 to reflect impairment of long-lived assets at the Odda facility to their estimated salvage values.

      In April 2003, the Company completed the sale of its Carbide business which distributed calcium carbide previously produced by Odda. The Company recorded a loss on sale of approximately $1.0 million. Proceeds were not material. The results of Carbide's operations are reflected as a discontinued operation and the operating results have been excluded from the Distribution segment. All prior periods have been restated for consistency of presentation.

      The Company recorded operating income, after the classification of its Odda and Carbide businesses as discontinued operations, of $17.9 million for the nine months ended March 31, 2003 compared to operating income of $10.9 million in the prior year nine-month period. The period-to-period comparison was also affected by purchase accounting adjustments relating to inventory acquired in the acquisition of the Phibro Animal Health ("PAH") business, that resulted in a $3.3 million increase to cost of goods sold for the nine months ended March 31, 2002.

      At March 31, 2003, the Company was in compliance with the financial covenants included in its amended domestic senior credit facility ("credit facility") with its lending banks. During fiscal 2003, the Company amended the credit facility and obtained a waiver for noncompliance at June 30, 2002. In addition, the Company entered into an agreement with its Norwegian banks to restructure loans and to obtain a waiver for noncompliance at June 30, 2002. Further, the Company entered into an agreement with Pfizer whereby Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004. The Company is presently seeking to refinance its credit facility and the Pfizer note payable.

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

      Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation. Freight and warehousing expenses of $6.4 million and $20.0 million for the three and nine months ended March 31, 2002, respectively, were reclassified from general and administrative expenses to cost of goods sold.

Results of Operations

                                                                                 Sales
                                                                               ($000's)
                                                            Three Months Ended            Nine Months Ended
                                                                 March 31,                    March 31,
                                                          ----------------------      -----------------------
Operating Segments                                          2003           2002         2003           2002
                                                          -------        -------      --------       --------
      Animal Health and Nutrition......................   $63,254        $60,252      $191,525       $183,618
      Industrial Chemicals.............................    14,177         13,962        43,062         40,877
      Distribution.....................................     8,159          7,125        24,300         22,186
      All Other........................................    11,261          9,444        31,099         28,464
      Elimination of inter-segment sales...............    (3,112)        (2,619)       (9,372)        (9,538)
                                                          -------        -------      --------       --------
                                                          $93,739        $88,164      $280,614       $265,607
                                                          =======        =======      ========       ========

                                                                         Operating Income (Loss)
                                                                                ($000's)
                                                            Three Months Ended               Nine Months Ended
                                                                 March 31,                       March 31,
Operating Segments                                          2003           2002         2003           2002
                                                          -------        -------      --------       --------
      Animal Health and Nutrition ......................  $ 8,122        $ 6,246      $ 29,852       $ 23,870
      Industrial Chemicals..............................     (716)          (117)       (1,538)        (3,627)
      Distribution......................................      900            496         2,452          1,652
      All Other.........................................     (846)          (750)       (1,464)          (860)
      Corporate expenses and eliminations...............   (3,192)        (3,793)      (11,387)       (10,131)
                                                          -------        -------      --------       --------
                                                          $ 4,268        $ 2,082      $ 17,915       $ 10,904
                                                          =======        =======      ========       ========

Comparison of Three Months Ended March 31, 2003 and 2002

      Net Sales. Net sales increased by $5.6 million, or 6%, to $93.7 million in the three months ended March 31, 2003, as compared to the same period of the prior year. Each of the Company's segments reported higher sales over the prior period.

      Animal Health and Nutrition net sales increased by $3.0 million, or 5%, to $63.3 million for the three months ended March 31, 2003. The Company's PAH operations improved due to higher unit volume sales of its antibacterial and anticoccidial products offset in part by lower average selling prices. Higher revenues were also recorded at the Company's Prince Agri operations due to higher unit volumes associated with its core inorganic materials, trace mineral premixes and other specialty ingredients. The Company's Koffolk sales declined due to lower unit volume sales of its core organic materials.

      Industrial Chemicals net sales increased by $.2 million, or 2%, to $14.2 million in the three months ended March 31, 2003 as compared to the prior period. The Company's Prince operations improved due to higher unit volumes over the prior year comparable period. Sales by the Company's Phibro-Tech subsidiary decreased from the prior year due to lower recycling fees and sales volumes. During the quarter ended December 31, 2002, Phibro-Tech disposed of its etchant business operated out of the Joliet, Illinois and Sumter, South Carolina facilities. Phibro-Tech continues its existing etchant business at its other facilities.

      Net sales for the Distribution segment increased by $1.0 million, or 15%, to $8.2 million in 2003, as compared to the prior period. Higher unit sales volumes at the Company's Ferro operations and improved product mix changes in the Company's PhibroChem operations accounted for the increase.

      Net sales for the All Other segment increased by $1.8 million, or 19%, to $11.2 million in 2003, as compared to the prior period. Higher sales of crop protection chemicals increased revenues by approximately $1.2 million. The Company's fly ash business increased revenues by approximately $.5 million due to higher unit volumes offset in part by declines in average selling prices. An increase in specialized lab projects and formulations at the segment's U.K. operations accounted for the balance of the increase.

      Gross Profit. Gross profit increased by $2.2 million, or 11%, to $22.7 million in the three months ended March 31, 2003, as compared to the prior period. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $0 and $.3 million for the three months ended March 31, 2003 and 2002, respectively. Excluding the purchase accounting adjustments, gross profit increased by approximately $1.7 million in the Animal Health segment primarily due to higher unit volume sales. The Industrial Chemicals segment decreased by approximately $.9 million primarily due to lower revenues and production levels at Phibro-Tech facilities and also higher manufacturing costs at the Company's Prince Manufacturing operations. The Distribution segment increased $.4 million primarily as a result of higher unit volume sales and product mix. The All Other segment approximated the prior year due to higher sales of crop protection chemicals offset by the Company's fly ash operations. Elimination of inter-company profit in inventory accounted for the remainder.

      Selling, General and Administrative Expenses. Costs for the current quarter were $18.5 million, approximately the same as the comparable prior year period. During the current quarter, the Company recognized a gain of $2.2 million resulting from a settlement of a class action suit against European vitamin manufacturers. Costs declined primarily at the Company's Phibro-Tech and Koffolk operations due to cost reduction programs and lower levels of production activity. Costs increased due to environmental accruals of $.7 million primarily related to the Company's Sumter, S.C. facility, severance costs of $.4 million, resolution of a disputed claim related to a divested business of $.2 million, actuarial revisions in pension expense of $.3 million and higher insurance costs of $.4 million. Further, Corporate expenses increased due to costs related to debt restructuring activities and higher staff levels.

      Operating (Loss) Income. Operating income increased by $2.2 million to $4.3 million in 2003, as compared to the prior period. The Animal Health and Nutrition segment, after the exclusion of purchase accounting adjustments in fiscal 2002, increased due to higher unit volumes and cost reductions. The Industrial Chemicals segment worsened due to higher environmental expense accruals at Phibro-Tech and higher manufacturing costs at Prince Manufacturing, offset in part by lower general and administrative expenses at Phibro-Tech. The Company's Distribution segment increased as a result of higher unit volume sales and product mix. The All Other segment declined slightly from the prior period. In addition, the Company recognized a gain of $2.2 million during the current quarter resulting from a settlement of a class action suit against European vitamin manufacturers.

      Interest Expense, Net. Costs decreased by $.7 million or 14% to $3.9 million for the three months ended March 31, 2003 as compared to the prior period primarily due to lower weighted-average interest rates and lower average borrowing levels.

      Other Expense, Net. Other (income) expense, net principally reflects foreign currency transaction/translation gains and losses of the Company's foreign subsidiaries.

      Income Taxes. An income tax provision of $.6 million was reported on a consolidated pre-tax income of $.2 million in fiscal 2003 primarily due to income tax provisions in profitable foreign jurisdictions and also for state income taxes. The Company continues to carry a full valuation allowance related to its domestic and Brazilian operating losses. These deferred tax assets will continue to be evaluated each reporting period based on actual and expected operating performance.

      Loss from Discontinued Operations. Net sales, loss and depreciation and amortization from the discontinued operations for the three months ended March 31 were as follows, amounts in $000s:

                                                                  Odda                           Carbide
                                                                  ----                           -------
                                                           2003          2002              2003          2002
                                                        ---------      ---------       -----------    ----------
Gross sales, including intercompany...................  $      --      $   8,877       $     1,933    $    1,859
                                                        =========      =========       ===========    ==========

Pre-tax income (loss) from discontinued operations....  $    (500)     $  (5,502)      $     (132)           109
Provision (benefit) for income tax ...................         --            166              (84)             9
                                                        ---------      ---------       -----------    ----------
Net income (loss) from discontinued operations........  $    (500)     $  (5,336)      $      (48)    $      100
                                                        =========      =========       ===========    ==========

Depreciation and amortization.........................  $      --      $   5,513       $      192     $       49
                                                        =========      =========       ===========    ==========

      Loss on Disposal of Discontinued Operations. The Company recorded charges of $.3 million and $1.0 million related to the disposal of Odda and Carbide, respectively. Such costs were related to the write-off of foreign currency cumulative translation adjustments, fixed assets, intangibles and other net assets of the divested operations and also costs associated with their disposition.

Comparison of Nine Months Ended March 31, 2003 and 2002

      Net Sales. Net sales increased by $15.0 million, or 6%, to $280.6 million in the nine months ended March 31, 2003, as compared to the same period of the prior year. Each of the Company's segments reported higher sales over the prior period.

      Animal Health and Nutrition net sales increased by $7.9 million, or 4%, to $191.5 million for the nine months ended March 31, 2003. The Company's PAH operations improved due to higher unit volume sales of its antibacterial products offset in part by lower average selling prices. Higher revenues were also recorded at the Company's Prince Agri operations due to higher unit volumes associated with its core inorganic materials, trace mineral premixes and other specialty ingredients. The Company's Koffolk sales declined due to unfavorable currency impacts at its Brazilian subsidiary offset in part by improved sales of its core organic materials.

      Industrial Chemicals net sales increased by $2.2 million, or 5%, to $43.1 million in the nine months ended March 31, 2003 as compared to the prior period. Sales by the Company's Phibro-Tech subsidiary decreased due to lower unit volumes over the prior year comparable period. During the quarter ended December 31, 2002, Phibro-Tech divested its etchant business operated out of the Joliet, Illinois and Sumter, South Carolina facilities. Phibro-Tech continued its existing etchant business at its other facilities. The Company's Prince operations also reported higher sales due to higher unit volumes over the prior year comparable period.

      Net sales for the Distribution segment increased by $2.1 million, or 10%, to $24.3 million in 2003, as compared to the prior period. Higher unit sales volumes at the Company's Ferro operations and improved product mix changes in the Company's PhibroChem operations accounted for the increase.

      Net sales for the All Other segment increased by $2.6 million, or 9%, to $31.1 million in 2003, as compared to the prior period. The Company's fly ash business increased revenues by approximately $2.1 million due to higher unit volumes offset in part by declines in average selling prices. Higher sales of crop protection chemicals increased revenues by approximately $1.1 million over the prior year comparable period. A decrease in specialized lab projects and formulations at the segment's U.K. operations lowered revenues by $.6 million.

      Gross Profit. Gross profit increased by $4.3 million, or 7%, to $69.5 million in the nine months ended March 31, 2003, as compared to the prior period. Purchase accounting adjustments relating to inventory acquired in the PAH acquisition resulted in an increase to cost of goods sold of $0 and $3.3 million for the nine months ended March 31, 2003 and 2002, respectively.
Excluding the purchase accounting adjustments, gross profit increased by approximately $1.4 million in the Animal Health segment primarily due to higher unit volume sales, lower manufacturing costs offset in part by lower average selling prices. The Industrial Chemicals segment decreased by approximately $1.7 million primarily due to lower revenues and higher production costs at Phibro-Tech facilities, offset in part by higher margins at the Company's Prince Manufacturing operations. The Distribution segment increased $.7 million primarily as a result of higher unit volume sales and product mix. The All Other segment declined by approximately $.6 million primarily due to higher freight and warehouse costs associated with the Company's fly ash operations and decreases in specialized lab projects and formulations at the segment's U.K. facility offset in part by higher margins on the sale of crop protection chemicals. Elimination of inter-company profit in inventory accounted for the remainder.

      Selling, General and Administrative Expenses. Costs decreased by $2.7 million, or 5% to $51.6 million in 2003, as compared to the prior period. During the current period, the Company recognized a gain of $2.8 million resulting from a settlement of a class action suit against European vitamin manufacturers. Costs declined primarily at the Company's Phibro-Tech and Koffolk operations due to cost reduction programs and lower levels of production activity. The prior period included a $.4 million non-cash gain to reflect the decrease in repurchase value of redeemable common stock of a minority shareholder; no amount was recorded in the current period. Costs increased due to environmental accruals of $.7 million primarily related to the Company's Sumter, S.C. facility, severance costs of $.4 million, resolution of a disputed claim related to a divested business of $.2 million, actuarial revisions in pension expense of $.3 million and higher insurance costs of $.4 million. Further, Corporate expenses increased due to costs related to debt restructuring activities and higher staff levels.

      Operating (Loss) Income. Operating income increased by $7.0 million to $17.9 million in 2003, as compared to the prior period. The Animal Health and Nutrition segment, after the exclusion of purchase accounting adjustments in fiscal 2002, increased due to higher unit volume sales and lower manufacturing costs, offset in part by lower average selling prices. The

Industrial Chemicals segment improved primarily due to lower general and administrative costs at the Company's Phibro-Tech facilities. The Company's Distribution segment increased as a result of higher unit volume sales and product mix. The All Other segment declined from the prior period due to higher costs at MRT and sales decreases at the Company's U.K. facility offset in part by higher margins on the sale of crop protection chemicals. In addition, the Company recognized a gain of $2.8 million during the current period resulting from a settlement of a class action suit against European vitamin manufacturers.

      Interest Expense, Net. Costs decreased by $1.6 million or 12% to $12.0 million for the nine months ended March 31, 2003 as compared to the prior period primarily due to lower weighted-average interest rates and slightly lower average borrowing levels.

      Other Expense, Net. Other (income) expense, net principally reflects foreign currency transaction/translation gains and losses of the Company's foreign subsidiaries.

      Income Taxes. An income tax provision of $2.4 million was reported on a consolidated pre-tax income of $4.6 million in fiscal 2003 primarily due to income tax provisions in profitable foreign jurisdictions and also for state income taxes. In addition, domestic pre-tax income was recorded without a tax provision due to the utilization of net operating loss carryforwards with a full valuation allowance. The Company's Odda facility losses were not given any tax benefit. The Company continues to carry a full valuation allowance related to its domestic, Brazilian and Norwegian operating losses. These deferred tax assets will continue to be evaluated each reporting period based on actual and expected operating performance.

      Loss from Discontinued Operations. Net sales, loss and depreciation and amortization from the discontinued operations for the nine months ended March 31 were as follows, amounts in $000s:

                                                                  Odda                      Carbide
                                                                  ----                      -------
                                                           2003           2002          2003        2002
                                                        ---------      ---------     ---------    --------
Gross Sales, including intercompany...................  $   7,781      $  24,841     $   1,933    $  5,612
                                                        =========      =========     =========    ========

Pre-tax income (loss) from discontinued operations....  $ (11,193)     $  (7,932)    $      58         618
Provision (benefit) for income tax ...................         --         (1,254)          (58)        111
                                                        ---------      ---------     ---------    --------
Net income (loss) from discontinued operations........  $ (11,193)     $  (6,678)    $     116    $    507
                                                        =========      =========     =========    ========

Depreciation and amortization.........................  $     643      $   6,967     $     251    $    151
                                                        =========      =========     =========    ========

      Loss on Disposal of Discontinued Operations. The Company recorded charges of $.3 million and $1.0 million related to the operations of Odda and Carbide, respectively. Such costs were related to the write-off of foreign currency cumulative translation adjustments, fixed assets, intangibles and other net assets of the divested operations and also costs associated with their disposition.

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Cash provided by operations for the nine months ended March 31, 2003 and 2002 was $28.6 million and $.4 million, respectively. Cash provided by operating activities increased in the nine months ended March 31, 2003, compared with the nine months ended March 31, 2002, primarily due to improvements in working capital management and higher operating income.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended March 31, 2003 and 2002 was $2.6 million and $15.3 million, respectively. The prior year included contingent purchase price payments of $7.2 million. Capital expenditures of $7.8 million and $7.9 million in the respective 2003 and 2002 periods, were for new product capacity, maintaining the Company's existing asset base and for environmental, health and safety projects. Proceeds from sales of fixed assets and discontinued operations accounted for the remainder of cash provided by investing activities.

      Net Cash (Used In) Provided by Financing Activities. Net cash (used in) provided by financing activities for the nine months ended March 31, 2003 and 2002 was ($20.7) million and $14.7 million, respectively. Borrowings under the domestic credit facility and other long-term debt were reduced in fiscal 2003 from cash generated by operating activities.

      Liquidity. At March 31, 2003, the Company was in compliance with the financial covenants included in its amended credit facility with its lending banks. The credit facility was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the facility from $70 million to $55 million; limit borrowings under the capital expenditure line of the facility outstanding balance as of the amendment date; and revise the interest rate to 1.5% to 1.75% per annum over the base rate (as defined in the agreement). Management believes that the reduced maximum availability and the revised borrowing base formula under the revolving credit portion of the credit facility will not affect the Company's ability to meet its cash requirements during fiscal 2003.

      The Company's ability to fund its operating plan relies upon continued availability of the credit facility, which in turn, requires the Company to maintain compliance with the amended financial covenants. The Company believes that it will be able to comply with the terms of the amended covenants based on its forecasted operating plan. In the event of adverse operating results and resultant violation of the covenants, through the remaining term of the credit facility, there can be no assurance that the Company will be able to obtain waivers or amendments on favorable terms, if at all.

      The Company's credit facility and its note payable to Pfizer mature in November 2003 and March 2004, respectively. The Company may not have sufficient cash resources to repay this debt and management has undertaken actions to improve the Company's operating performance and overall liquidity in order to reduce debt levels and allow for ultimate refinancing of this debt in fiscal 2004. These actions include cost reduction activities, working capital improvement programs, shutdown of unprofitable operations, and possible sale of certain business operations and other assets. The Company completed the sale of certain fixed assets of Odda and certain assets of its Phibro-Tech etchant business during the second quarter of fiscal year 2003 for aggregate proceeds of $5,956. The Company is actively pursuing the sale of certain business operations to generate cash for debt repayment. However, there can be no assurance that such sales will be completed on terms acceptable to the Company, if at all, and there are no disposal transactions which the Company considers probable at March 31, 2003. Disposal transactions could result in recording losses for financial statement purposes.

      The Company intends to refinance its current credit facility and the Pfizer note payable. The ability to refinance such debt on terms acceptable to the Company is, among other things, dependent upon the success of the management actions referred to above. There can be no assurance that the Company will be able to refinance such debt on terms acceptable to the Company, if at all. The inability to refinance the debt on terms acceptable to the Company would have a material adverse impact on the Company's financial position, results of operations, and cash flow.

      In October 2002, the Company entered into an agreement with Pfizer whereby Pfizer agreed to defer until March 1, 2004, without interest, unpaid contingent purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004.

      In February 2003 the Company determined that it would permanently shutdown and no longer fund the operations of its Norwegian subsidiary, Odda Smelteverk ("Odda"). On February 28, 2003, Odda filed for bankruptcy in Norway and the bankruptcy is proceeding in accordance with Norwegian law. The Company has been advised that, as a result of the bankruptcy, the creditors of Odda have recourse only to the assets of Odda, except in the case of certain debt guaranteed by the Company. The Company has removed all assets, liabilities, and cumulative translation adjustments related to Odda from the Company's consolidated balance sheets as of March 31, 2003, and has recorded the net result as a Loss on disposal of discontinued operations. The Company is the guarantor of certain debt of Odda under two separate multi-currency revolving credit facilities. As of March 31, 2003, NOK 41,100 ($5,731) was outstanding under these facilities and continues to be included in the Loans payable to banks and Current portion of long-term debt captions on the Company's consolidated balance sheets at March 31, 2003. The Company has entered into forebearance agreements with the two banks holding guarantees from the Company for the debt of Odda under which the banks have agreed not to demand immediate payment on those guarantees, and the Company has agreed to pay the principal amount plus interest in installments. The Company has been advised by Norwegian counsel that it will obtain the benefit of the banks' position as a secured creditor upon payment pursuant to the guarantees. The Company has obtained the consent of a majority of the holders of its outstanding Senior Subordinated Notes due 2008 to amend the Indenture governing these notes in such a manner that the bankruptcy of Odda does not create an event of default thereunder.

      Working capital as of March 31, 2003 was $16.7 million compared to $50.5 million at fiscal year end June 30, 2002. The decrease in working capital was primarily due to the reclassification to Current Liabilities of certain obligations, now due within one year, previously classified as non-current Other Liabilities. These reclassified items include: the Note Payable to Pfizer of approximately $20.1 million, due March 2004, included in Current portion of long-term debt; accrued royalties payable of $9.0 million, due March 2004, included in Other current liabilities; and, other payables and accruals of $6.5 million included in Accounts payable and other current liabilities.

      At March 31, 2003, the amount of credit extended under the Company's credit facility totaled $32.4 million and the Company had $12.0 million available under the borrowing base formula in effect under the credit facility. In addition, certain of the Company's foreign subsidiaries also had availability totaling $8.7 million under their respective loan agreements.

      The Company anticipates spending approximately $9.0 million for capital expenditures related to continuing operations in fiscal 2003, primarily to cover the Company's asset replacement needs, improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

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

New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not result in an impact on the Company's financial statements.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not result in a material impact on the Company's financial statements.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires consolidation by business enterprises of variable interest entities (including entities commonly referred to as special purpose entities), which meet certain characteristics. FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. The adoption of FIN No. 46 did not result in an impact on the Company's financial statements.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of this statement.

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

      On February  14,  2003,  the Company  was  advised  that the Joint  Expert
Committee on Food Additives of the Food and Agricultural Organization of the United Nations and the World Health Organization, at its meeting held February 6-12, 2003, had determined to withdraw the maximum residue limits for Carbadox. A final report has not yet been issued. It is not known at this time whether any national regulatory authorities will adopt this determination, which could result in reduced overall sales of the product. Carbadox is a significant product for the Company's Phibro Animal Health business. The Company continues to assess the impact of this determination on the Company.

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

            None.

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

                                                PHILIPP BROTHERS CHEMICALS, INC.

Date: May 14, 2003                              By: /s/ JACK C. BENDHEIM
                                                --------------------------------
                                                        Jack C. Bendheim
                                                      Chairman of the Board

Date: May 14, 2003                              By: /S/ GERALD K. CARLSON
                                                --------------------------------
                                                         Gerald K. Carlson
                                                      Chief Executive Officer

Date: May 14, 2003                              By: /s/ RICHARD G. JOHNSON
                                                --------------------------------
                                                        Richard G. Johnson
                                                     Chief Financial Officer
                                                (Principal Financial Officer and
                                                  Principal Accounting Officer)

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

Date: May 14, 2003

/s/Gerald K. Carlson
-----------------------
Gerald K. Carlson,
Chief Executive Officer

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

Date:    May 14, 2003

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

Date: May 14, 2003

/s/Richard G. Johnson
----------------------------
Richard G. Johnson,
Chief Financial Officer

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