Form 10-K
period 2003-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2003-09-29
CIK 1069899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               |X| * ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-64641

                        PHIBRO ANIMAL HEALTH CORPORATION

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

                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| * No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was sold was $0 as of June 30, 2003.

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2003: 24,488.50

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

* By virtue of Section 15(d) of the Securities Act of 1934, the Registrant is not required to file this Annual Report pursuant thereto, but has filed all reports as if so required during the preceding 12 months.

                        PHIBRO ANIMAL HEALTH CORPORATION

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I                                                                                                             1
         Item 1.  Business                                                                                         1
         Item 2.  Properties                                                                                      15
         Item 3.  Legal Proceedings                                                                               16
         Item 4.  Submission of Matters to a Vote of Security Holders                                             17

PART II                                                                                                           18
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                           18
         Item 6.  Selected Financial Data                                                                         18
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations           19
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                      30
         Item 8.  Financial Statements and Supplementary Data                                                     30
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            31
         Item 9A.  Controls and Procedures                                                                        31

PART III                                                                                                          32
         Item 10. Directors and Executive Officers of the Registrant                                              32
         Item 11. Executive Compensation                                                                          33
         Item 12. Security Ownership of Certain Beneficial Owners and Management                                  36
         Item 13. Certain Relationships and Related Transactions                                                  37
         Item 14. Principal Accounting Fees and Services                                                          40

PART IV                                                                                                           41
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 41

Index to Financial Statements                                                                                    F-1
Report of Independent Auditors                                                                                   F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2003 and 2002                                                F-3
         Consolidated Statements of Operations and Comprehensive Income for the years ended
              June 30, 2003, 2002 and 2001                                                                       F-4
         Consolidated Statements of Changes in Stockholders' Equity for the years ended
              June 30, 2003, 2002 and 2001                                                                       F-5
         Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001                  F-6
         Notes to Consolidated Financial Statements                                                              F-7

SIGNATURES                                                                                                      II-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

      We are a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives (MFAs) and nutritional feed additives (NFAs), which we sell throughout the world predominantly to the poultry, swine and cattle markets. MFAs are used preventively and therapeutically in animal feed to produce healthy livestock. We believe we are the third largest manufacturer and marketer of MFAs in the world, and we believe that certain of our MFA products have leading positions in the marketplace. We are also a specialty chemicals manufacturer and marketer, serving primarily the United States pressure-treated wood and chemical industries. We have several proprietary products, and many of our products provide critical performance attributes to our customers' products, while representing a relatively small percentage of total end-product cost. We operate in over 17 countries around the world and sell our animal health and nutrition products and specialty chemicals products into over 40 countries. Approximately 75% of our fiscal 2003 net sales were from our Animal Health and Nutrition business, and approximately 25% of our fiscal 2003 net sales were from our Specialty Chemicals business.

      Our Animal Health and Nutrition segment manufactures and markets more than 500 formulations and concentrations of medicated and nutritional feed additives, including antibiotics, antibacterials, anticoccidials, anthelmintics, trace minerals, vitamins, vitamin premixes and other animal health and nutrition products, to the livestock and pet food industries. Our MFA products are internationally recognized for quality and efficacy in the prevention and treatment of diseases in livestock, such as coccidiosis in poultry, dysentery in swine and acidosis in cattle. We market our Animal Health and Nutrition products under approximately 450 governmental product registrations, approving our MFA products with respect to animal drug safety and effectiveness.

      Our Specialty Chemicals business manufactures and markets a number of specialty chemicals for use in the pressure-treated wood, chemical catalyst, semiconductor, automotive, aerospace and agricultural industries. We anticipate that our proprietary manufacturing process for one of the leading new products for manufacturing pressure-treated wood will represent our largest growth opportunity in our Specialty Chemicals business. Over 40% of our fiscal 2003 net sales in our Specialty Chemicals business was derived from copper-based compounds, solutions or mixes.

      We have in recent years focused our business on animal health and nutrition products. As a result of the rapid decline of the printed circuit board industry in the United States, we have substantially exited that business, including our etchant recycling operations, and re-directed our productive capacity in niche markets. We have also sold other non-strategic businesses, such as our Agtrol copper fungicide business closed our facility in Odda, Norway, and we are in the process of selling our subsidiary, The Prince Manufacturing Company ("PMC") to Palladium Equity Partners II, LP and certain of its affiliates (the "Palladium Investors"). Unless otherwise indicated, the information in this Item 1 does not include PMC or Mineral Resource Technologies, Inc.

RECENT DEVELOPMENTS

      On August 28, 2003, we sold our subsidiary, Mineral Resource Technologies, Inc. ("MRT"), to Cemex, Inc. for a net value after payment of transaction expenses of approximately $14 million in cash, subject to certain escrow arrangements and post closing adjustments. MRT managed and sold coal combustion by-products, including fly ash.

      We recently changed our name to Phibro Animal Health Corporation. We were formerly known as Philipp Brothers Chemicals, Inc. The new name reflects our core focus and strategic direction.

OUR ANIMAL HEALTH AND NUTRITION BUSINESS -- MEDICATED FEED ADDITIVES

      We manufacture and market a broad range of medicated feed additive products to the global livestock industry, either directly to large integrated producers or through a network of independent distributors. Feed additives provide both therapeutic benefits and increased conversion efficiency -- key drivers of profitability for livestock producers.

      Our MFA products can be grouped into five principal categories: antibiotics, antibacterials, anticoccidials, anthelmintics and other medicated feed additives. In fiscal 2003, antibiotics and antibacterials generated sales for us of approximately $80 million, anticoccidials generated sales for us of approximately $53 million, and anthelmintics and other medicated feed additives generated sales for us of approximately $7 million.

      Our core MFA products are listed in the table below:

BRAND                                ACTIVE/ANTIGEN       MARKET ENTRY     COMMENT
-----                                --------------       ------------     -------
Terramycin(R)/Neo-                  oxytetracycline,           1951        Antibiotic with multiple
  Terramycin(R)/Neo-TM(R)           neomycin                               applications for a wide
                                                                           number of species

CLTC(R)                             chlortetracycline          1954        Antibiotic with multiple
                                                                           applications for a wide
                                                                           number of species

Nicarb(R)                           nicarbazin                 1955        Anticoccidial for poultry

Amprol(R)                           amprolium                  1960        Anticoccidial for poultry
                                                                           and cattle

Bloatguard(R)                       poloxalene                 1966        Anti-bloat treatment for cattle

Banminth(R)                         pyrantel tartrate          1969        Anthelmintic for livestock

Mecadox(R)                          carbadox                   1971        Antibacterial used in swine
                                                                           feeds to control
                                                                           salmonellosis and dysentery

Stafac(R)/Eskalin(R)/V-Max(R)       virginiamycin              1972        Antibiotic with multiple
                                                                           applications for a wide
                                                                           number of species

Coxistac(R)/Posistac(R)             salinomycin                1979        Anticoccidial for poultry;
                                                                           disease preventative in swine

Rumatel(R)                          morantel tartrate          1981        Anthelmintic for livestock

Oxibendazole(R)                     oxibendazole               1982        Anthelmintic for livestock

Aviax(R)                            semduramycin               1995        Anticoccidial for poultry

      ANTIBIOTICS

      Antibiotics are natural products produced by fermentation and are used to treat or to prevent diseases, thereby promoting more efficient growth. Several factors contribute to limit the efficiency, the weight gain and feed conversions of livestock production, including poor nutrition, environmental and management problems, heat stress and subclinical disease.

      Virginiamycin. Virginiamycin is an antibiotic marketed under our brand names Stafac(R) for treating swine, cows, broilers and turkeys, Eskalin(R) for dairy cows and V-Max(R) for feed lot cattle. We formulate virginiamycin to improve health in poultry, swine and cattle and prevent necrotic enteritis in poultry, dysentery in swine and liver abscesses in cattle. The product is sold to large poultry and swine producers and feed companies in North America, Latin America and Asia.

      First discovered in Belgium in 1954, virginiamycin is an antimicrobial produced from the streptomyces virginiae fungus. The antibiotic inhibits the bacterial destruction and degradation of nutrients such as carbohydrates and amino acids, resulting in more energy and nutrients and less production of harmful waste products such as lactic acid, volatile fatty acids and ammonia.

      Virginiamycin has been successful due to a number of strong product features. For example, no withdrawal period is required since it is virtually unabsorbed from the digestive tract. It is excreted in very low concentrations and rapidly degraded. And it alleviates some of the effects of heat stress and crowding on performance and improves nutrient utilization. To date, no generic competition has been introduced due to our proprietary virginiamycin manufacturing technology.

      Terramycin and Neo-Terramycin. Terramycin(R) and Neo-Terramycin(R), which are derived from the active ingredient oxytetracycline, are effective against a range of diseases including:

      -     fowl cholera in chickens,

      -     airsacculitis in turkeys,

      -     pneumonia and enteritis in swine, and

      -     pneumonia, enteritis and liver abscesses in cattle.

      We sell Terramycin(R) and Neo-Terramycin(R) feed additive products in various concentrations. Terramycin(R) is approved for use for poultry, swine, cattle and sheep. Neo-Terramycin(R) combines the active ingredients oxytetracycline and neomycin to prevent and treat a wide range of diseases caused by gram positive and gram negative organisms, including bacterial enteritis in chickens and turkeys, baby pig diarrhea in swine and calf diarrhea. These terramycin products are sold mostly in the United States to livestock producers, feed companies and distributors. Limited quantities are sold in selected countries in Latin America and Asia.

      ANTIBACTERIALS

      Antibacterials are produced through chemistry and are used to treat and prevent diseases.

      Carbadox. We market carbadox under the brand name Mecadox(R). Carbadox is an antibacterial compound recommended for use in swine feeds to promote and to control swine salmonellosis and swine dysentry. In swine production, the primary objective of producers is the rapid and efficient development of swine at minimal cost. Since 1970, Mecadox(R) has been a leader in reducing livestock production costs through meaningful performance enhancement. Mecadox(R) is a leading product for starter/grower swine in the United States. In addition to its antimicrobial properties, it also improves nitrogen retention and increases the efficiency of amino acid metabolism, two critical factors in the development of young swine. Mecadox(R) is chemically unrelated to any other antibacterial that is used in animals or humans. Mecadox(R) is sold primarily in North America to feed companies and large integrated swine producers.

      ANTICOCCIDIALS

      Anticoccidials are produced through fermentation and chemistry, and are primarily used to prevent and control the disease coccidiosis in poultry and in cattle. Coccidiosis is a disease of the digestive tract that is of great concern to animal producers. Caused by protozoan parasites such as Eimeria spp., coccidiosis is one of the most destructive diseases facing the world's poultry producers. Common effects of this disease (such as weight loss, wet droppings, poor feed utilization and higher mortality rates) rapidly affect an entire flock of poultry, resulting in annual losses of hundreds of millions of dollars for the poultry industry.

      Modern, large scale poultry production is based on intensive animal management practices. This type of animal production requires routine preventive medications in order to prevent health problems. Coccidiosis is one of the critical disease challenges which poultry producers face globally. We sell our anticoccidials globally, primarily to integrated poultry producers and feed companies in North America, the Middle East, Latin America and Asia, and to international animal health companies.

      Nicarbazin and Amprolium. We produce nicarbazin and amprolium for distribution to the world-wide poultry industry through major multinational life science and veterinary companies. Nicarbazin is a broad-spectrum anticoccidial which works by interfering with mitochondrial metabolism. It is classified as an oxidative phosphorylation uncoupler and is used for coccidiosis prevention in broiler chickens.

      We believe that we are the sole world-wide producer of amprolium, and the largest volume world-wide producer of nicarbazin. We are also the sole Latin American producer of nicarbazin. Nicarbazin and amprolium, along with salinomycin and semduramycin, are among the most effective medications for the prevention of coccidiosis in chickens when used in rotation with other anticoccidials. In the United States, we market nicarbazin under the trademark Nicarb(R) and amprolium under the trademark Amprol(R).

      Other Anticoccidials. From a class of compounds known as ionophores, we developed Aviax(R) and Coxistac(R) to combat coccidiosis. These two products have demonstrated increased feed efficiency, the ability to suppress coccidial lesions, and provide reliable reserve potency with minimal side-effects. Through a third product, Posistac(R), we have extended the application of the active ingredient in Coxistac(R) to swine.

      Aviax(R) contains the ionophore semduramycin which provides protection for poultry against all major coccidial parasites. The product can be incorporated into virtually any type of feed, and provided to broilers of any production stage. Commercial studies to date show that Aviax(R) significantly improves feed conversion. We have received regulatory approval to sell Aviax(R) in the EU and have applied in the United States for the sale of Aviax(R) in crystaline dosage form. This dosage form is significantly more cost-effective and may improve profitability significantly. Regulatory approvals are expected in the United States in the last quarter of fiscal 2004.

      Coxistac(R) contains the ionophore salinomycin. The product acts early in the coccidial life cycle by killing sporozoites, trophozoites and early developing schizonts before poultry can be severely damaged. Coxistac(R) has proven to be effective and safe with minimal resistance development evident in commercial studies. The recommended dosage provides a high level of protection against coccidiosis even through temporary periods of low feed intake caused by disease or adverse climatic conditions. No withdrawal period is required for poultry before slaughter. Coxistac(R) is a leading anticoccidial in Asia, Latin America, the Middle East and Canada.

      Posistac(R) contains salinomycin which acts as a productivity enhancer for grower/finisher swine. The compound increases the utilization and digestion of feed ingredients by mature swine thereby allowing swine to reach market weight earlier and at less cost than swine fed conventional feed additives. Posistac(R) can be used up to the slaughter phase without the need for withdrawal and can be tolerated at levels up to six times the recommended use level without adverse effects on swine performance.

      ANTHELMINTICS

      Anthelmintics protect against internal parasites. Our anthelmintic products are marketed under the Rumatel(R) and Banminth(R) brand names.

      Rumatel(R). Rumatel(R) is a potent broad-spectrum anthelmintic that effectively eliminates the major internal nematode parasites in cattle. Unlike other single-dose dewormers, Rumatel(R) may be administered to lactating dairy cattle with no milk withdrawal. Dairy cattle may be treated with Rumatel(R) at any time during their production cycle, whether dry, pregnant or lactating.

      Banminth(R). Banminth(R) is an anthelmintic compound, a member of the class of synthetic compounds called tetra-hydropyrimidines. Banminth(R) has a mode of action that works effectively in protecting swine against the two major internal parasites, large roundworms (Ascaris suum) and nodular worms (Oesophagostomum spp.). Banminth(R) kills adult parasites and prevents roundworm larval migration, preventing damage to the liver and lungs of swine. When used continuously in feeds, Banminth(R) prevents re-infection of swine raised on dirt.

      OTHER MEDICATED FEED ADDITIVES

      Our other medicated feed additives include a range of products sold under the Bloat Guard(R) brand name. Bloat Guard(R) controls legume or wheat pasture bloat in cattle. The products control bloat for at least 12 hours after a single dose with no adverse effect on reproduction, rumen function or milk production.

      We manufacture bulk active ingredients for our MFA products primarily in four modern facilities located in:

      -     Guarulhos, Brazil (salinomycin and semduramycin),

      -     Rixensart, Belgium (virginiamycin and semduramycin),

      -     Ramat Hovav, Israel (nicarbazin and amprolium), and

      -     Braganca Paulista, Brazil (nicarbazin).

Active ingredients are further processed in our facilities and in contract premix facilities located in each major region of the world.

      We have established sales and technical offices for our MFA products in 15 countries including: the United States, Canada, Mexico, Venezuela, Brazil, Argentina, Chile, Australia, Japan, China, Thailand, Malaysia, South Africa, Belgium and Israel. The business is not dependent on any one customer.

      The use of MFAs is controlled by regulatory authorities that are specific to each country (e.g., the Food and Drug Administration ("FDA") in the United States, Health Canada in Canada, EU/EMEA authorities in Europe, etc.), responsible for the safety and wholesomeness of the human food supply, including feed additives for animals from which human foods are derived. Each product is registered separately in each country where it is sold. The appropriate registration files pertaining to such regulations and approvals are continuously monitored, maintained and updated by us. In certain countries where we are working with a third party distributor, local regulatory requirements may require registration in the name of such distributor. In most countries, our MFA registrations have already been transferred from Pfizer to us, however transfers are continuing in several countries and under our purchase agreement with Pfizer, Pfizer agreed to continue to support the registration transfer effort.

      Currently, our new MFA product development is focused on geographical expansion of the present product line, new label claims and applications for existing active ingredients and new formulations. This effort is coordinated by product development personnel located in Belgium, Brazil, and the United States. We also have an active program to identify and license new products and new technologies.

ANIMAL HEALTH AND NUTRITION -- NUTRITIONAL FEED ADDITIVES

      We manufacture and market trace minerals, trace mineral premixes, vitamins and other nutritional ingredients to the livestock feed and pet food industries, predominantly in the United States and Israel. These products generally fortify, enhance or make more nutritious or palatable the livestock feeds and pet foods with which they are mixed. The majority of the other ingredients that we sell are nutrients that are used as supplements for animal feed. We serve customers in major feed segments, including swine, dairy, poultry and beef. We customize trace mineral premixes at our blending facilities in Marion, Iowa, Bremen, Indiana, Bowmanstown, Pennsylvania and Petach Tikva, Israel, and market a diverse line of other trace minerals and macro-minerals. Our major customers for these products are medium-to-large feed companies, co-ops, blenders, integrated poultry operations and pet food companies. We sell other ingredients, such as buffers, yeast, palatants, vitamin K and amino acids, including lysine, tryptophan and threonine. We also market copper sulfate as an animal feed supplement.

OUR SPECIALTY CHEMICALS BUSINESS

      We manufacture and market a number of specialty chemicals for use in the wood treatment, chemical catalyst, brick, semiconductor, automotive, aerospace, glass and agricultural industries. Our manufacturing customers incorporate our specialty chemicals products into their finished products in various industrial markets. We seek to take advantage of opportunistic niche markets where we believe that our expertise and capabilities can be leveraged.

      COPPER WOOD TREATMENT PRODUCTS

      For many years, we were a major supplier of an important ingredient (copper oxide) used in the manufacture of CCA (chromated-copper-arsenic) wood treating solutions for the pressure-treated wood industry. The United States Environmental Protection Agency ("EPA") has ruled that by December 31, 2003, all pressure-treated wood for the residential and recreational markets can no longer be treated using the standard chromated-copper-arsenic (CCA) solution. A leading replacement solution for CCA pressure-treated wood is a copper carbonate compound. We currently estimate that the total potential size of this copper solution to the pressure-treated wood market is approximately $120 million annually. We have already signed a multi-year, take-or-pay contract with a major chemicals supplier to the pressure-treated wood industry to provide it with this new product, which we estimate will increase our sales by approximately $9 million in fiscal 2004 and by approximately $30 million over the life of the contract, based on existing forecasts. We have applied for a patent with respect to the manufacturing process of our solution, and the claims in our patent application were recently allowed by the United States Patent and Trademark Office. We believe that our manufacturing process allows us to operate in this market with a lower cost of capital and higher factory through-put than our competition. To take advantage of this potential new market, we have constructed and are operating commercially a production facility in Sumter, South Carolina which is supplying this market, and we have begun construction on a similar plant in Joliet, Illinois. In addition, we have filed a provisional patent for a new, large molecule pressure-treated wood copper compound product. We believe that this new product may be the next generation in copper-based wood treatment products, with the potential to substantially increase the duration of protection for treated wood.

      OTHER COPPER PRODUCTS

      We manufacture on a contract basis copper compounds for use primarily in agricultural fungicides from our Sumter, South Carolina and Bordeaux, France facilities. These contracts were part of the sale by us of our Agtrol business, consisting of inventory of and intangible assets related to, copper fungicides and other crop protection products, to Nufarm, Inc. in the fourth quarter of fiscal 2001. Utilizing our over fifty-year history in producing copper chemicals, we supply various metal-based chemicals to the catalyst and electronics industries. We also manufacture copper compounds for a broad variety of industrial customers.

      OTHER SPECIALTY CHEMICALS PRODUCTS

      Through our subsidiary, PMC, which we are in the process of selling to the Palladium Investors, we manufacture and market various mineral oxides, including iron compounds and manganese compounds. Iron compounds include red iron oxide (Hematite) (sold to the brick, masonry, glass, foundry, electrode, abrasive, feed, and other chemical industries); black iron oxide (Magnetite) (sold under the Magna Float brand name to the heavy media, coal, steel foundry, electrode, abrasive, colorant, fertilizer, and various other chemical industries); iron chromite (sold under the Chromox brand as a colorant or additive to the glass industry). Manganese compounds include manganese dioxide (sold under the Brickox brand name, which is considered a standard color in many applications to the brick, masonry, glass, and other chemical industries); and manganous oxide (sold to customers requiring an acid soluble form of manganese, such as animal feed, fertilizer and chemical manufacturers).

      We also market and distribute fine and specialty chemicals to manufacturers of health and personal care products and chemical coating products to customers in the automotive, metal finishing and chemical intermediate markets. Among our products for such applications are sodium fluoride and stannous fluoride, DL Panthenol and selenium disulfide. Sodium fluoride is the active anti-cavity ingredient in fluoride toothpaste, powders and mouthwashes. Selenium disulfide is used as a dandricide in shampoo and hair care preparations.

SALES, MARKETING AND DISTRIBUTION

      We have approximately 2,700 customers, and sales to our top ten customers represented approximately 23% of our fiscal 2003 net sales and no single customer represented more than 5% of our fiscal 2003 net sales.

      Our world-wide sales and marketing network consists of approximately 126 employees, 3 independent agents and 134 distributors who specialize in particular markets.

      Our products are often critical to the performance of our customers' products, while representing a relatively small percentage of the total end-product cost. We believe the three key factors to marketing our products successfully are high quality products, a highly trained and technical sales force, and customer service.

      Most of our plants have chemists and technicians on staff involved in product development, quality assurance, quality control and also providing technical services to customers. Technical assurance is an important aspect of our overall sales effort. We field approximately 50 Animal Health and Nutrition technical service people throughout the world, with capabilities to interface with all key customers on a marketing, sales training and technical (product) basis, and who work directly with commercial feed manufacturers and integrated poultry, swine and cattle producers to promote animal health. Our MFA and NFA field personnel are skilled in the area of product differentiation and have extensive application knowledge so as to work closely with customers in determining optimum benefits from product usage. As agricultural food production will continue to intensify and will adopt evolving technologies, our MFA and NFA personnel are constantly working with customers to better understand their needs in order to best utilize the products existing within our portfolio. This commercial knowledge also plays a pivotal role within the research and development function to ensure that research results are applicable to customer needs and concerns.

PRODUCT REGISTRATIONS, PATENTS AND TRADEMARKS

      We own certain product registrations, patents, tradenames and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques which assist in maintaining the competitive positions of certain of our products. Product registrations are required to manufacture and sell medicated feed additives. Formulae and know-how are of particular importance in the manufacture of a number of the products sold in our specialty chemicals business. We believe that no single patent or trademark is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business. See "Government Regulation."

RAW MATERIALS

      The raw materials used in our business include certain active drug ingredients, a wide variety of chemicals, mineral ores and copper metal that are purchased from manufacturers and suppliers in the United States, Europe and Asia. In fiscal 2003, no single raw material accounted for more than 5% of our cost of goods sold. Total raw materials cost was approximately $116 million or 35% of net sales in fiscal 2003. We believe that for most of our raw materials, alternate sources of supply are available to us at competitive prices.

RESEARCH AND DEVELOPMENT

      Research, development and technical service efforts are conducted by 60 chemists and technicians at our various facilities. We operate research and development facilities in Rixensart, Belgium, Sumter, South Carolina, Ramat Hovav, Israel and at Stradishall, England. These facilities provide research and development services relating to fermentation development in the areas of micro-biological strain improvement as well as: process scale-up; wood treatment products; and organic chemical intermediates.

      Technology is an important component of our competitive position, providing us unique and low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a great deal of our competitive advantage revolves around know-how built up over many years of commercial operation.

CUSTOMERS

      We do not consider our business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. No single customer accounted for more than 5% of our fiscal 2003 net sales. We typically do not enter into long-term contracts with our customers.

COMPETITION

      We are engaged in highly competitive industries and, with respect to all of our major products, we face competition from a substantial number of global and regional competitors. Some of our competitors have greater financial, research and development, production and other resources than we do. Our competitive position is based principally on customer service and support, product quality, manufacturing technology, facility location and price. We have competitors in every market in which we participate. Many of our products face competition from products that may be used as an alternative or substitute.

EMPLOYEES

      As of June 30, 2003, we had 1,018 employees worldwide (which does not include 108 employees dedicated to PMC). Of these, 185 employees were in management and administration, 126 were in sales and marketing, 60 were chemists or technicians, and 647 were in production. Certain employees are covered by individual employment agreements. Our Israeli operations continue to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. We consider our relations with both our union and non-union employees to be good.

ENVIRONMENTAL MATTERS

      We and our subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the manufacture, sale and use of pesticides and the health and safety of employees. Pursuant to environmental laws, our subsidiaries are required to obtain and retain numerous governmental permits and approvals to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial under certain circumstances. Under certain circumstances, we or any of our subsidiaries might be required to curtail operations until a particular problem is remedied. Known costs and expenses under environmental laws incidental to ongoing operations are generally included within operating budgets. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws or to investigate or remediate potential or actual contamination and from time to time we establish reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict.

      Our subsidiaries have, from time to time, implemented procedures at their facilities designed to respond to obligations to comply with environmental laws. We believe that our operations are currently in material compliance with such environmental laws, although at various sites our subsidiaries are engaged in continuing investigation, remediation and/or monitoring efforts to address contamination associated with their historic operations. As many environmental laws impose a strict liability standard, however, we can provide no assurance that future environmental liability will not arise.

      In addition, we cannot predict the extent to which any future environmental laws may affect any market for our products or services or our costs of doing business. Alternatively, changes in environmental laws might increase the cost of our products and services by imposing additional requirements on us. States that have received authorization to administer their own hazardous waste management programs may also amend their applicable statutes or regulations, and may impose requirements which are stricter than those imposed by the EPA. We can provide no assurance that such changes will not adversely affect our ability to provide products and services at competitive prices and thereby reduce the market for our products and services.

      The nature of our and our subsidiaries' current and former operations exposes us and our subsidiaries to the risk of claims with respect to environmental matters and we can provide no assurance that we will not incur material costs and liabilities in connection with such claims. Based upon our experience to date, we believe that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on us. Based upon information available, we estimate the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites (including the Jericho litigation referred to under Item 3, Legal Proceedings) to be approximately $2.0 million, which is included in current and long-term liabilities in our June 30, 2003 consolidated balance sheet. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption, under Item 3, Legal Proceedings and elsewhere in this Report, it should be noted that we take and have taken the position that neither Phibro Animal Health Corporation, nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

      FEDERAL REGULATION

      The following summarizes the principal federal environmental laws affecting our business:

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

      Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). Under CERCLA and similar state laws, we and our subsidiaries may have strict and, under certain circumstances, joint and several liability for the investigation and remediation of environmental pollution and natural resource damages associated with real property currently and formerly-owned or operated by us or a subsidiary and at third-party sites at which our subsidiaries disposed of or treated, or arranged for the disposal of or treatment of, hazardous substances.

      Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"). FIFRA governs the manufacture, sale and use of pesticides, including the copper-based fungicides sold by us. FIFRA requires such products and the facilities at which they are formulated to be registered with the EPA before they may be sold. If the product in question is generic in nature (i.e., chemically identical or substantially similar to a previously registered product), the new applicant for registration is entitled to cite and rely on the test data supporting the original registrant's product in lieu of submitting data of its own. Should the generic applicant choose this citation option, it must offer monetary compensation to the original registrant and must agree to binding arbitration if the parties are unable to agree on the terms and amount of compensation. We have elected this citation option in the past and may use the citation option in the future should we conclude it is, in some instances, economically desirable to do so. While there are cost savings associated with the opportunity to avoid one's own testing and demonstration to the EPA of test data, there is, in each instance, a risk that the level of compensation ultimately required to be paid to the original registrant will be substantial.

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

      The Clean Air Act. The Federal Clean Air Act of 1970 ("Clean Air Act") and amendments to the Clean Air Act, and corresponding state laws regulate the emissions of materials into the air. Phibro-Tech is impacted by the Clean Air Act and has various air quality permits, including a Title V operating air permit at its Sumter, South Carolina facility.

      STATE AND LOCAL REGULATION

      In addition to those federal programs described above, a number of states and some local governments have also enacted laws and regulations similar to the federal laws described above governing hazardous waste generation, handling and disposal, emissions to the water and air and the design, operation and maintenance of recycling facilities.

      FOREIGN REGULATION

      Our foreign subsidiaries are subject to a variety of foreign environmental laws relating to pollution and protection of the environment, including the generation, handling, storage, management, transportation, treatment and disposal of solid and hazardous materials and wastes, the manufacture and processing of pesticides and animal feed additives, emissions to the air, discharges to land, surface water and subsurface water, human exposure to hazardous and toxic materials and the remediation of environmental pollution relating to their past and present properties and operations.

      REGULATION OF RECYCLING ACTIVITIES

      We have substantially reduced our recycling activities at our Joliet, Illinois; Garland, Texas; Sumter, South Carolina; and Sewaren, New Jersey sites. Our recycling activities may be broken down into the following segments for purposes of regulation under RCRA or equivalent state programs: (i) transport of wastes to our facilities; (ii) storage of wastes prior to processing; (iii) treatment and/or recycling of wastes; and (iv) corrective action at its RCRA facilities. Although all aspects of the treatment and recycling of waste at our recycling facilities are not currently the subject of federal RCRA regulation, our subsidiaries decided to permit our recycling facilities as RCRA regulated facilities. Final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities have been issued at our facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey. Part B renewal applications have been submitted for the Santa Fe Springs, Garland and Joliet sites. The applications are being reviewed.

      In connection with RCRA Part B permits for the waste storage and treatment units of various facilities, our subsidiaries have been required to perform extensive site investigations at such facilities to identify possible contamination and to provide regulatory authorities with plans and schedules for remediation. Soil and groundwater contamination has been identified at several plant sites and has required and will continue to require corrective action and monitoring over future years. In order to maintain compliance with RCRA Part B permits, which are subject to suspension, revocation, modification or denial under certain circumstances, we have been, and in the future may be, required to undertake additional capital improvements or corrective action.

      Our subsidiaries involved in recycling activities are required by the RCRA and their Part B permits to develop and incorporate in their Part B permits estimates of the cost of closure and post-closure monitoring for their operating facilities. In general, in order to close a facility which has been the subject of a RCRA Part B permit, a RCRA Part B closure permit is required which approves the investigation, remediation and monitoring closure plan, and requires post-closure monitoring and maintenance for up to 30 years. Accordingly, we incur additional costs in connection with any such closure. These cost estimates are updated annually for inflation, developments in available technology and corrective actions already undertaken. We have, in most instances, chosen to provide the regulatory guarantees required in connection with these matters by means of our coverage under an environmental impairment liability insurance policy. We can provide no assurance that such policy will continue to be available in the future at economically acceptable rates, in which event other methods of financial assurance will be necessary.

      In addition to certain operating facilities, we or our subsidiaries have been and will be required to investigate and remediate certain environmental contamination at shutdown plant sites. We or our subsidiaries are also required to monitor such sites and continue to develop controls to manage these sites within the requirements of RCRA corrective action programs.

      WASTE BYPRODUCTS

      In connection with our subsidiaries' production of finished chemical products, limited quantities of waste by-products are generated. Depending on the composition of the by-product, our subsidiaries either sell it, send it to smelters for metal recovery or send it for treatment or disposal to regulated facilities.

      PARTICULAR FACILITIES

      The following is a description of certain environmental matters relating to certain facilities of certain of our subsidiaries. References to "we" or "us" throughout this section is intended to refer only to the applicable subsidiary unless the context otherwise requires. These matters should be read in conjunction with the description of Legal Proceedings in Item 3 below, certain of which involve such facilities, and Note 14 to our Consolidated Financial Statements.

      In 1984, Congress enacted certain amendments to RCRA under which facilities with RCRA permits were required to have RCRA facility assessments ("RFA") by the EPA or the authorized state agency. Following an RFA, a RCRA facility investigation, a corrective measures study, and corrective measure implementation must, if warranted, be developed and implemented. As indicated below, certain of our subsidiaries are in the process of developing or completing various actions associated with these regulatory phases at certain of their facilities.

      Sumter, SC. In 2003, the South Carolina Department of Health and Environmental Control ("DHEC") ordered Phibro-Tech, Inc., a subsidiary ("Phibro-Tech"), to prepare a RCRA Facility Investigation ("RFI") and to prepare and propose Corrective Action Plans. Phibro-Tech has done so, and such proposed investigatory activities and Corrective Action Plans are being reviewed by the State. Additional Corrective Action is also being undertaken by Phibro-Tech pursuant to prior agreements with DHEC to remedy certain deficiencies in the plant's hazardous waste closure, storage and management system.

      Santa Fe Springs, CA. Phibro-Tech submitted an application for renewal of the Part B Permit for the Santa Fe Springs, California facility. Such application is presently under review by the State of California and may require certain corrective actions including, but not limited to, a pump and treat system utilizing existing water treatment facilities. Separately, as part of an earlier investigation, Phibro-Tech has submitted a report to the State recommending no further action in connection with that matter. This recommendation is also under review by the State.

      Joliet, IL. Phibro-Tech has submitted an application for renewal of the Part B Permit for the Joliet, Illinois facility. In connection with this application, Phibro-Tech completed an initial investigation and determined that certain minor corrective action was required. The application for renewal is presently pending and the corrective action is being done.

      Garland, TX. The renewal application for the Part B Permit at the Garland, Texas facility has been submitted to the State and is pending. As part of an earlier site investigation, certain corrective action was required including upgrading of pollution control equipment and additional site characterization. Both of these are presently underway.

      Powder Springs, Georgia. Phibro-Tech's facility in Powder Springs, Georgia has been operationally closed since 1985. Phibro-Tech retains environmental compliance responsibility for this facility and has effected a RCRA closure of the regulated portion of the facility, a surface impoundment. Post-closure monitoring and corrective action are required pursuant to a state-issued permit. As required by the permit, corrective action for groundwater has begun, and Phibro-Tech has submitted and received approval from the state for a remedial investigation plan.

      Sewaren, NJ. Operations at the Sewaren facility were curtailed on or about September 30, 1999. In June, 2000, C P Chemicals, Inc., a subsidiary ("CP"), transferred title to the Sewaren property to Woodbridge Township while, at the same time, entering into a 10-year lease with the Township providing for lease payments aggregating $2 million, and covering certain areas of the property, including those areas of the property relating to the existing hazardous waste storage, treatment and transfer permit, loading docks and pads, and a building, as well as access, parking, scale use and office space.

      The property is the subject of an Administrative Consent Order executed in March 1991 between the New Jersey Department of Environmental Protection and CP. CP has ongoing obligations under that Administrative Consent Order. CP is required to complete the implementation of the Remedial Action Work Plan approved by the Department of Environmental Protection. Although some of the obligations have been assumed by the Township under the Lease, for example, the maintenance of the groundwater recovery system, CP remains responsible to the Department of Environmental Protection under the Administrative Consent Order. CP has posted financial assurance, based on the estimated costs of implementation, under the Administrative Consent Order.

      The property is also regulated under the Corrective Action Program administered by the United States Environmental Protection Agency pursuant to the Resource Conservation and Recovery Act. The property has been designated as a RCRA facility for which achieving the Environmental Indicators is a priority. Currently, CP is interfacing with the Department of Environmental Protection and the Environmental Protection Agency to coordinate its efforts under this program and the Administrative Consent Order discussed above. Much of the effort required by CP in this program is already being conducted as part of the requirements of the Administrative Consent Order discussed above.

      The hazardous waste facility permit issued to CP for this facility expired in August 2003. CP will commence the implementation of its approved closure plan. Based on a formula established by the Department of Environmental Protection, those closure costs were estimated at $292,822.92 and submitted to the Department in April 2003. CP has also advised the New Jersey Division of Law of its intent to withdraw from the licensing program governing facilities.

      Union City, CA. The closure plan for the Union City, California facility was approved by the State of California and closure activities have been substantially completed. Certain additional soil sampling is being conducted and the Company does not expect any material additional work to be required at this site.

      Union, IL. The facility in Union, Illinois, has been closed since 1986. A revised remedial action plan ("RAP") has been submitted to the Illinois Environmental Protection Agency (the "IEPA") and is presently under review. The work contemplated in the RAP is the result of negotiations between the IEPA and Phibro-Tech as part of a resolution of Phibro-Tech's appeal of the IEPA's initial closure requirements. That appeal is currently pending before the Illinois Pollution Control Board.

      Ramat Hovav, Israel. The Ramat Hovav plant of our Israeli subsidiary, Koffolk (1949) Ltd. ("Koffolk Israel") produces a wide range of organic chemical intermediates for the animal health, chemical, pharmaceutical and veterinary industries. Israeli legislation enacted in 1997 amended certain environmental laws by authorizing the relevant administrative and regulatory agencies to impose certain sanctions, including issuing an order against any person that violates such environmental laws to remove the environmental hazard. In addition, this legislation imposes criminal liability on the officers and directors of a corporation that violates such environmental laws, and increases the monetary sanctions that such officers, directors and corporations may be ordered to pay as a result of such violations. The Ramat Hovav plant operates under the regulation of the Ministry of Environment of the State of Israel. The sewage system of the plant is connected to the Ramat Hovav Local Industrial Council's central installation, where Koffolk Israel's sewage is treated together with sewage of other local plants. Owners of the plants in the area, including Koffolk Israel, have been required by the Israeli Ministry of Environment to build facilities for pre-treatment of their sewage.

GOVERNMENT REGULATION

      Most of our Animal Health and Nutrition Group products require licensing by a governmental agency before marketing. In the United States, governmental oversight of animal nutrition and health products is shared primarily by the United States Department of Agriculture ("USDA") and the Food and Drug Administration. A third agency, the Environmental Protection Agency, has jurisdiction over certain products applied topically to animals or to premises to control external parasites.

      The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food producing animals. The sale of feed additives containing antibiotics is a material portion of our business. Should regulatory or other developments result in restrictions on the sale of such products, it could have a material adverse impact on our financial position, results of operations and cash flows.

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

      FDA approval is based on satisfactory demonstration of safety and efficacy. Efficacy requirements are based on the desired label claim and encompass all species for which label indication is desired. Safety requirements include target animal safety and, in the case of food animals, drug residues and the safety of those residues must be considered. In addition to the safety and efficacy requirements for animal drugs used in food producing animals, the environmental impact must be determined. Depending on the compound, the environmental studies may be quite extensive and expensive. In many instances the regulatory hurdles for a drug which will be used in food producing animals are at least as stringent if not more so than those required for a drug used in humans. For FDA approval of a new animal drug it is estimated the cost is $100 million to $150 million and time for approval could be 8 to 10 years.

      The Office of New Animal Drug Evaluation ("NADE") is responsible for reviewing information submitted by drug sponsors who wish to obtain approval to manufacture and sell animal drugs. A new animal drug is deemed unsafe unless there is an approved new animal drug application ("NADA"). Virtually all animal drugs are "new animal drugs" within the meaning of the term in the Federal Food, Drug, and Cosmetic Act. Although the procedures for licensing products by the FDA are formalized, the acceptance standards of performance for any product are agreed upon between the manufacturer and the NADE. A NADA in animal health is analogous to a New Drug Application ("NDA") in human pharmaceuticals. Both are administered by the FDA. The drug development process for human therapeutics can be more involved than that for animal drugs. However, for food-producing animals, food safety residue levels are an issue, making the approval process longer than for animal drugs for non-food producing animals, such as pets.

      The FDA may deny a NADA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurances that FDA approval of any NADA will be granted on a timely basis or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NADA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP. The plant must be inspected biannually by the FDA for determination of compliance with cGMP after an initial preapproval inspection. After FDA approval, any manufacturing changes that may have an impact on the safety and/or efficacy must be approved by the FDA prior to implementation. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure compliance.

      For clinical investigation and marketing outside the United States, we are also subject to foreign regulatory requirements governing investigation, clinical trials and marketing approval for animal drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. Currently, in the EU, feed additives which are successfully sponsored by a manufacturer are assigned to an Annex. Initially, they are assigned to Annex II. During this period, member states may approve the feed additive for local use. After five years or earlier, the product passes to Annex I if no adverse reactions or trends develop over the probationary period.

      The EU is in the process of centralizing the regulatory process for animal drugs for member states. In 1997, the EU drafted new regulations requiring the re-registration of feed additives, including coccidiostats. Part of these regulations include a provision for manufacturers to submit quality data for their own formulation, in effect adopting a Product License procedure similar to that of the FDA. The provision is known as Brand Specific Approval ("BSA"), and provides manufacturers with the opportunity to register their own unique brands, instead of simply the generic compound. The BSA process is being implemented over time. The new system is more like the U.S. system, where regulatory approval is for the formulated product or "brand." A number of manufacturers, including us, have completed dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. As a result of its review of said dossiers, the Commission withdrew marketing authorization of a number of anticoccidials, including nicarbazin, as the Commission did not consider the submissions to be in full compliance with its new regulations. We have subsequently completed the necessary data and resubmitted our nicarbazin dossier. Feasibility and timetable for new registration will depend on the nature of demands and remarks from the Commission. Notwithstanding the Commission's actions with respect to our nicarbazin dossier, we are able to sell, and do sell, nicarbazin as an active ingredient for another MFA marketer's product which has obtained a BSA and is sold in the EU. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - General - Other Risks and Uncertainties.

MISCELLANEOUS

      MARKET SHARE, RANKING AND OTHER INDUSTRY DATA

      The market share, ranking and other industry data contained in this Report, including our position and the position of our competitors within these markets, are based either on our management's knowledge of, and experience in, the markets in which we operate, or derived from industry data or third-party sources and, in each case, we believe these estimates are reasonable as of the date of this Report or, if an earlier date is specified, as of such earlier date. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information is subject to change and cannot always be verified due to limits on the availability and reliability of independent sources, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, purchasing patterns and consumer preferences can and do change. As a result, market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be reliable.

      TRADEMARKS

      The following trademarks and service marks used throughout this Report belong to, are licensed to, or are otherwise used by us in our medicated feed additives business: Stafac(R); Eskalin(R); V-Max(R); Terramycin(R); Neo-Terramycin(R); CLTC(R); Mecadox(R); Nicarb(R); Amprol(R); Bloatguard(R); Aviax(R); Coxistac(R); Posistac(R); Banminth(R); Oxibendazole(R); Rumatel(R).

      FORWARD-LOOKING STATEMENTS

      This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

      Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

      -     our substantial leverage and potential inability to service our debt

      -     our dependence on distributions from our subsidiaries

      - risks associated with our international operations and significant foreign assets

      -     our dependence on our Israeli operations

      -     competition in each of our markets

      -     potential environmental liability

      -     potential legislation affecting the use of medicated feed additives

      - extensive regulation by numerous government authorities in the United States and other countries

      - our reliance on the continued operation and sufficiency of our manufacturing facilities

      -     our reliance upon unpatented trade secrets

      -     the risks of legal proceedings and general litigation expenses

      -     potential operating hazards and uninsured risks

      -     the risk of work stoppages

      -     our dependence on key personnel

      See also the discussion under Item 7 and also under "Other Risks and Uncertainties" in Note 2 of our Consolidated Financial Statements included in this Report.

      In addition, the issue of the potential for increased bacterial resistance to certain antibiotics used in certain food producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food producing animals. The sale of feed additives containing antibiotics is a material portion of our business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on our financial position, results of operations and cash flows.

      We believe the forward-looking statements in this Report are reasonable; however, no undue reliance should be placed on any forward-looking statements, as they are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

                              CONDITIONS IN ISRAEL

      The following information discusses certain conditions in Israel that could affect our Israeli subsidiary, Koffolk Israel. As of June 30, 2003 and for the year then ended, Israeli operations (excluding Koffolk Israel's non-Israeli subsidiaries) accounted for approximately 14% of our consolidated assets and approximately 13% of our consolidated net sales. We are, therefore, directly affected by the political, military and economic conditions in Israel.

POLITICAL AND MILITARY CONDITIONS

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, since October 2000 there has been a significant increase in violence and terrorist activity in Israel. In April 2002, and from time to time thereafter, Israel undertook military operations in several Palestinian cities and towns. We cannot predict whether the current violence and unrest will continue and to what extent it will have an adverse impact on Israel's economic development or on Koffolk Israel's or our results of operations. We also cannot predict whether or not any further hostilities will erupt in Israel and the Middle East and to what extent such hostilities, if they do occur, will have an adverse impact on Israel's economic development or on Koffolk Israel's or our results of operations.

      Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israel companies. We do not believe that the boycott has had a material adverse effect on us, but we can provide no assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on our operations or expansion of the our business.

      Generally, male adult citizens who are permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform certain military duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances and since April 2002 some reservists have been called to active duty. Some of the employees of Koffolk Israel currently are obligated to perform annual reserve duty. While Koffolk Israel has operated effectively under these and similar requirements in the past, we cannot assess the full impact of such requirements on Koffolk Israel and us in the future, particularly if emergency circumstances occur and employees of Koffolk Israel are called to active duty.

ECONOMIC CONDITIONS

      Israel is currently experiencing the longest recession since the establishment of Israel in 1948. Factors affecting Israel's economy include the Intifada, which began in September 2000, the slowdown in world trade and the global slump in the high-tech industry. In addition, Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and security incidents. Further disruptions to the Israeli economy as a result of these or other factors could have a material adverse affect on Koffolk Israel's and our results of operations.

      Koffolk Israel receives a portion of its revenues in U.S. dollars while its expenses are principally payable in New Israeli Shekels. Dramatic changes in the currency rates could have an adverse effect on Koffolk Israel's results of operations.

INVESTMENT INCENTIVES

      Certain of our Israeli production facilities have been granted Approved Enterprise status pursuant to the Law for the Encouragement of Capital Investments, 1959, and consequently may enjoy certain tax benefits and investment grants. Taxable income of Koffolk Israel derived from these production facilities is subject to a lower rate of company tax than the normal rate applicable in Israel. Dividends distributed by Koffolk Israel out of the same income are subject to lower rates of withholding tax than the rate normally applicable to dividends distributed by an Israeli company to a non-resident corporate shareholder. The grant available to newly Approved Enterprises was decreased throughout recent years. Certain of our Israeli production facilities further enjoyed accelerated depreciation under regulation extended from time to time and other deductions. We cannot assure that we will, in the future, be eligible for or receive such or similar grants.

      ITEM 2. PROPERTIES.

      We maintain our principal executive offices and a sales office in 23,500 square feet of leased space in Fort Lee, New Jersey. We operate company-owned manufacturing facilities and utilize third party toll manufacturers. The chart below sets forth the locations and sizes of the principal manufacturing and other facilities operated by us and uses of such facilities, all of which are owned, except as noted.

                                                               APPROXIMATE
                             LOCATION                         SQUARE FOOTAGE                 USES
                             --------                         --------------                 ----
                                                      ANIMAL HEALTH AND NUTRITION

              Bangkok, Thailand(a)..................                   500      Sales
              Bowmanstown, Pennsylvania.............                56,500      Premixing and Warehouse
              Braganca Paulista, Brazil.............                35,000      Sales, Manufacturing and
                                                                                Administrative
              Bremen, Indiana.......................                50,000      Sales, Premixing and Warehouse
              Buenos Aires, Argentina(a)............                   900      Sales and Administrative
              Fairfield, New Jersey(a)..............                 9,600      Administrative
              Guarulhos, Brazil(b)..................             1,234,000      Sales, Premixing, Manufacturing and
                                                                                Administrative
              Hong Kong, China(a)...................                   750      Sales and Administrative
              Kuala Lumpur, Malaysia(a).............                 7,300      Sales, Premixing and Warehouse
              Ladora, Iowa..........................                 9,500      Premixing and Warehouse
              Lee's Summit, Missouri(a).............                 1,500      Sales
              Marion, Iowa..........................                32,500      Premixing and Warehouse
              Petach Tikva, Israel..................                60,000      Sales, Premixing, Warehouse and
                                                                                Administrative
              Pretoria, South Africa(a).............                 3,200      Sales and Administrative
              Quincy, Illinois(c)...................               187,000      Sales, Warehouse, Research and
                                                                                Administrative
              Rixensart, Belgium(d).................               865,000      Sales, Manufacturing, Research and
                                                                                Administrative
              Ramat Hovav, Israel...................               140,000      Manufacturing and Research
              Regina, Canada(a).....................                 1,000      Sales
              Queretaro, Mexico(a)..................                 3,500      Sales
              Santiago, Chile(a)....................                 6,500      Sales and Administrative
              Sydney, Australia(a)..................                 3,500      Sales
              Tokyo, Japan(a).......................                 2,100      Sales and Administrative
              Valencia, Venezuela(a)................                 1,100      Sales and Administrative

                                                           SPECIALTY CHEMICALS

              Bordeaux, France......................               141,000      Sales, Manufacturing and
                                                                                Administrative
              Garland, Texas........................                20,000      Manufacturing
              Joliet, Illinois......................                34,500      Manufacturing
              Phenix City, Alabama..................                 6,000      Manufacturing
              Reading, United Kingdom(a)............                 3,100      Sales and Administrative
              Santa Fe Springs, California(e).......                90,000      Manufacturing
              Stradishall, United Kingdom...........                20,000      Sales, Manufacturing and
                                                                                Administrative
              Sumter, South Carolina................               123,000      Manufacturing and Research

----------

(a) This facility is leased. Our leases expire through 2027. For information concerning our rental obligations, see Note 14 to our Consolidated Financial Statements included herein.

(b) Our Guarulhos, Brazil plant utilizes fermentation processes to produce the active ingredients semduramycin-mycelial and salinomycin. The plant also produces Aviax(R), Terramycin(R), and Stafac(R) formulations as well as the new Coxistac(R) Granular product. The plant is cGMP compliant and is in the process of obtaining an FDA approval.

(c) Comprises six facilities, including three warehouses, two manufacturing and one sales facility.

(d) Our Rixensart, Belgium plant utilizes fermentation processes to produce the active ingredients semduramycin-crystalline and virginiamycin. The plant also produces Stafac(R) formulations and is responsible for all of our fermentation development activities. The plant has been approved by the FDA and is cGMP compliant.

(e) We lease the land under this facility from a partnership owned by Jack Bendheim, Marvin Sussman and James Herlands. See "Certain Relationships and Related Transactions."

      Our subsidiary, CP, leases portions of a previously owned inactive, former manufacturing facility in Sewaren, New Jersey, and another of our subsidiaries owns inactive, former manufacturing facilities in Powder Springs, Georgia, Union, Illinois, Union City, California and Wilmington, Illinois.

      We believe that our existing and planned facilities are and will be adequate for the conduct of our business as currently conducted and as currently contemplated to be conducted.

      We and our subsidiaries are subject to extensive regulation by numerous governmental authorities, including the FDA and corresponding state and foreign agencies, and to various domestic and foreign safety standards. Our manufacturing facilities in Ramat Hovav and Brazil manufacture products that conform to the FDA's cGMP regulations. Four domestic facilities involved with recycling have final RCRA Part B hazardous waste storage and treatment permits. Our regulatory compliance programs include plans to achieve compliance with international quality standards known as ISO 9000 standards, which became mandatory in Europe in 1999 and environmental standards known as ISO 14000. The FDA is in the process of adopting the ISO 9000 standards as regulatory standards for the United States, and it is anticipated that these standards will be phased in for U.S. manufacturers over a period of time. Our plants in Bowmanstown, Pennsylvania and Petach Tikva, Israel have achieved ISO 9000 certification. We do not believe that adoption of the ISO 9000 standards by the FDA will have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. LEGAL PROCEEDINGS.

      Reference is made to the discussion above under "Item 1, Business - Environmental Matters" for information as to various environmental investigation and remediation obligations of our subsidiaries associated principally with their recycling and production facilities and to certain legal proceedings associated with such facilities.

      In addition to such matters, we or certain of our subsidiaries are subject to certain litigation described below.

      On or about April 17, 1997, CP and we were served with a complaint filed by Chevron U.S.A. Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that we, as the parent of CP, are also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. That settlement is in the process of being implemented. Our portion of the settlement for past costs and expenses through the entry of the Consent Order was $495,000 and is included in selling, general and administrative expenses in the June 30, 2002 statement of operations and comprehensive income. Such amount was paid in July 2002. The Consent Order then provides for a period of due diligence investigation of the property owned by Chevron. The investigation has been conducted and the results are under review. The investigation costs are being split with one other defendant, Vulcan Materials Company. Upon completion of the review of the results of the investigation, a decision will be made whether to opt out of the settlement or proceed. If no party opts out of the settlement, Phibro Animal Health Corporation and CP will take title to the adjoining Chevron property, probably through the use of a three-member New Jersey limited liability company. The third member of the limited liability company will be Vulcan Materials Company. We also have commenced negotiations with Chevron regarding its allocation of responsibility and associated costs under the Consent Order. While the costs cannot be estimated with any degree of certainty at this time, we believe that insurance recoveries will be available to offset some of those costs.

      Our Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under CERCLA by the EPA, involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which we have agreed to contribute up to $900,000 of which $634,596 has been paid as of June 30, 2003. Some recovery from insurance and other sources is expected. We have also accrued our best estimate of any future costs.

      By notice dated August 14, 2003, our Phibro-Tech subsidiary's Santa Fe Springs, California facility was notified by the California Department of Toxic Substances Control that it could be a potentially responsible party in connection with a third-party site in Wilmington, California. We are investigating this matter but believe it relates to matters that took place before Phibro-Tech acquired the assets and began operating at its Santa Fe Springs, California site. In any event, we do not believe that Phibro-Tech will have any material liability in this matter.

      Phibro-Tech, Inc. has resolved certain alleged technical permit violations with the California Department of Toxic Substance Control ("DTSC") and has reached on oral agreement to pay $425,000 over six (6) years as a result. The annual payments required under this agreement are not expected to have any material adverse impact on us.

      In February 2000, the EPA notified numerous parties of potential liability for waste disposed of at a licensed Casmalia, California disposal site, including a business, assets of which were originally acquired by a subsidiary of ours in 1984. A settlement has been reached in this matter and we have paid $171,103 of the settlement amount.

      We and our subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities and governmental regulation. Certain of these actions seek damages in various amounts. In most cases, such claims are covered by insurance. We believe that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Market Information. There is no public trading market for our common equity securities.

      (b) Holders. As of June 30, 2003, there was one holder of our Class A Common Stock and two holders of our Class B Common Stock.

      (c) Dividends. We did not declare dividends on any of our common stock during the two years ended June 30, 2003.


ITEM 6. SELECTED FINANCIAL DATA.

      The following selected consolidated financial data as of and for fiscal years ended June 30, 1999, 2000, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements. The selected consolidated financial data reflect our Odda, Carbide and MRT businesses as discontinued operations for all periods presented. Results of operations include the PAH business from the November 30, 2000 acquisition date. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this offering circular.

                                                                               FISCAL YEAR ENDED JUNE 30,
                                                     ------------------------------------------------------------------------------
                                                        1999             2000             2001             2002             2003
                                                     ----------       ----------       ----------       ----------       ----------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT RATIOS)
RESULTS OF OPERATIONS:
Net sales ........................................   $  267,234       $  280,618       $  319,664       $  340,549       $  355,225
Cost of goods sold ...............................      210,800          216,510          250,305          258,555          263,728
                                                     ----------       ----------       ----------       ----------       ----------
Gross profit .....................................       56,434           64,108           69,359           81,994           91,497
Selling, general and administrative expenses .....       46,896           50,454           63,925           72,277           66,360
Curtailment of operations at manufacturing
  facility .......................................         (500)          (1,481)              --               --               --
                                                     ----------       ----------       ----------       ----------       ----------
Operating income .................................       10,038           15,135            5,434            9,717           25,137
Interest expense .................................       13,142           14,754           18,297           18,158           16,342
Interest (income) ................................         (628)            (600)            (566)            (356)             (86)
Other expense (income), net ......................        1,828             (506)             855            3,104            1,277
(Gain) from property damage claim ................       (3,701)            (946)              --               --               --
(Gain) from sale of assets .......................           --               --           (1,457)             (18)            (127)
                                                     ----------       ----------       ----------       ----------       ----------
Income (loss) from continuing operations before
  income taxes ...................................         (603)           2,433          (11,695)         (11,171)           7,731
Provision (benefit) for income taxes .............          773            1,188             (381)          14,829           10,076
                                                     ----------       ----------       ----------       ----------       ----------
Income (loss) from continuing operations .........       (1,376)           1,245          (11,314)         (26,000)          (2,345)
Income (loss) from discontinued operations .......          910            8,808           (3,581)         (25,770)         (14,531)
(Loss) on disposal of discontinued operations ....           --               --               --               --             (683)
                                                     ----------       ----------       ----------       ----------       ----------
Net income (loss) ................................         (466)          10,053          (14,895)         (51,770)         (17,559)
Change in derivative instruments .................           --               --               --            1,062             (981)
Change in foreign currency translation adjustments       (2,043)              55           (5,146)          (6,125)           7,377
                                                     ----------       ----------       ----------       ----------       ----------
Comprehensive income (loss) ......................   $   (2,509)      $   10,108       $  (20,041)      $  (56,833)      $  (11,163)
                                                     ==========       ==========       ==========       ==========       ==========

BALANCE SHEET DATA:
Cash and cash equivalents ........................   $    3,022       $    2,403       $   14,845       $    6,419       $   11,179
Total assets .....................................      238,779          258,451          330,019          296,444          274,347
Long-term debt ...................................      134,088          139,722          139,464          136,641          102,391
Series B and C redeemable preferred stock ........           --               --           48,980           56,602           68,881
Total stockholders' equity (deficit) .............       21,448           31,618            3,405          (61,189)         (84,510)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This information should be read in conjunction with the consolidated financial statements and related notes, contained in this Report. The Company's Odda, Carbide, and MRT businesses have been classified as discontinued operations. This discussion presents information only for continuing operations, unless otherwise indicated. The Company presents its consolidated financial statements on the basis of our fiscal year ending June 30. All references to years 2003, 2002, and 2001 in this discussion refer to the fiscal year ended June 30 of that year.

GENERAL

    The Company is a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives (MFAs) and nutritional feed additives (NFAs), which are sold throughout the world predominantly to the poultry, swine and cattle markets. MFAs are used preventatively and therapeutically in animal feeds to produce healthy livestock. The Company believes it is the third largest manufacturer and marketer of MFAs in the world, and that certain of its MFA products have leading positions in the marketplace. The Company is also a specialty chemicals manufacturer and marketer, serving primarily the United States pressure-treated wood and chemical industries. The Company has several proprietary products, and many of the Company's products provide critical performance attributes to customers' products, while representing a relatively small percentage of total end-product cost. The Company operates in over 17 countries around the world and sells its animal health and nutrition products and specialty chemicals products into over 40 countries. Approximately 71% of 2003 net sales were from the Animal Health and Nutrition business, and approximately 29% of 2003 net sales were from the Specialty Chemicals businesses, included in the Industrial Chemicals, Distribution, and All Other segments.

    The Company recently changed its name to Phibro Animal Health Corporation. The Company was formerly known as Philipp Brothers Chemicals, Inc. The new name reflects the core focus and strategic direction of the Company.

    During 2003, the Company took significant steps to refocus on its core business, improve operating results and to reduce debt levels. Operating income improved more than $15 million, and total debt, net of cash, decreased more than $26 million. Actions included the shutdown of the Company's Norwegian subsidiary, Odda Smelteverk and the sale of its Carbide business. Odda and Carbide's operating losses (included in discontinued operations) were $13.5 million, $27.7 million and $3.1 million in 2003, 2002 and 2001, respectively. Actions also included partial disposal of the ammoniacal etchant business related to the printed circuit board market, headcount and other cost reductions, and aggressive working capital management. The Company continues to evaluate its Specialty Chemicals businesses and will continue to restructure, discontinue or sell those businesses that are dilutive to earnings. In August 2003, the Company completed the sale of MRT for net proceeds, after transaction costs, of approximately $14.0 million, the amount dependent upon certain post-closing adjustments. MRT's operating losses (included in discontinued operations) were $3.5 million, $2.9 million and $1.3 million in 2003, 2002 and 2001, respectively.

LIQUIDITY AND REFINANCING RISK

    The Company's senior bank credit facility and its note payable to Pfizer mature in November 2003 and March 2004, respectively. It is unlikely the Company will have sufficient cash resources from operations to repay these obligations as they come due.

    In connection with the Company's acquisition in November 2000 of the Medicated Feed Additives business of Pfizer (the "MFA acquisition"), it incurred certain obligations to Pfizer (amounts are shown as of June 30, 2003). By the terms of an agreement with Pfizer which is subject to certain conditions, the following would be terminated and satisfied in full by the payment to Pfizer of approximately $28.5 million, plus accrued interest on the existing promissory note due 2004, from the proceeds of the notes offering described below: (i) approximately $20.1 million aggregate principal amount of such promissory note;
(ii) approximately $12.8 million of accounts payable; (iii) approximately $9.2 million of accrued expenses; and (iv) future contingent purchase price obligations under the Pfizer agreements.

    The Company is currently pursuing the issuance of $105.0 million of Senior Secured Notes due 2007 ("new notes"). Concurrent with the issuance, the Company intends to purchase through privately negotiated transactions approximately $52.0 million of its 9 7/8% Senior Subordinated Notes due 2008 ("existing notes") at a price equal to 60% of the principal amount thereof, plus accrued and unpaid interest. The issuance will be subject to certain conditions, including, among other things, receiving consents of holders of existing notes that represent more than 50% of the outstanding principal amount of the existing notes. The Company expects to use the proceeds from the new notes to repurchase the existing notes, repay its senior domestic credit facility, and pay certain of its outstanding obligations to Pfizer, including the Pfizer note payable due 2004.

    If the Company is unable to refinance these obligations on acceptable terms, the creditors could declare the loans to be in default and exercise their rights under the respective agreements, and the Company might be required to take actions outside of the ordinary course of operations to generate cash or otherwise settle these obligations, all of which would have a material adverse impact on the

Company's financial position, results of operations, and cash flows. There can be no assurance the Company will be successful in executing the refinancing plan. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company intends to sell PMC to the Palladium Investors. The material elements of the transactions relating to PMC are expected to include the following: (i) the transfer of ownership to the Palladium Investors of PMC; (ii) the reduction of the preferred stock of the Palladium Investors from $68.9 million (as of June 30, 2003) to $15.2 million (as of September 30, 2003); (iii) the termination of any obligation of the Company or any subsidiary of the Company, other than PMC, in respect of the $2.25 million annual management advisory fee; (iv) a separate cash payment to the Palladium Investors of $10 million (derived from the recent sale of MRT); (v) payments by PMC to the Company for central support services for the next three years of $1 million, $0.5 million and $0.2 million, respectively; and (vi) supply arrangements between the Company and PMC with respect to manganous oxide and red iron oxide. The PMC transactions are subject to definitive documentation that is expected to include customary representations, warranties and indemnities of the Company, and provisions for working capital adjustments and settlement of intercompany accounts. Any transaction with the Palladium Investors is dependent upon successful completion of the refinancing plan. See Item 13, Certain Relationships and Related Transactions.

OTHER RISKS AND UNCERTAINTIES

    The use of antibiotics in medicated feed additives is a subject of legislative and regulatory interest. The issue of potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in food-producing animals. The sale of feed additives containing antibiotics is a material portion of the Company's business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on the Company's financial position, results of operations and cash flows.

    The testing, manufacturing, and marketing of certain products are subject to extensive regulation by numerous government authorities in the United States and other countries.

    The Company has significant assets located outside of the United States, and a significant portion of the Company's sales and earnings are attributable to operations conducted abroad.

    The Company has assets located in Israel and a portion of its sales and earnings are attributable to operations conducted in Israel. The Company is affected by social, political and economic conditions affecting Israel, and any major hostilities involving Israel as well as the Middle East or curtailment of trade between Israel and its current trading partners, either as a result of hostilities or otherwise, could have a material adverse effect on the Company.

    The Company's operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company's current and former operations and those of its subsidiaries exposes the Company and its subsidiaries to the risk of claims with respect to such matters.

SUMMARY CONSOLIDATED RESULTS OF CONTINUING OPERATIONS

                                                              YEAR ENDED JUNE 30,
                                                  --------------------------------------------
                                                      2003            2002             2001
                                                  ------------    ------------     -----------
                                                                    (THOUSANDS)
Net sales......................................   $   355,225     $   340,549      $   319,664
Gross profit...................................        91,497          81,994           69,359
Selling, general and administrative............        66,360          72,277           63,925
Operating income...............................        25,137           9,717            5,434
Interest expense, net..........................        16,256          17,802           17,731
Other expense (income), net....................         1,150           3,086             (602)
Provision (benefit) for income taxes...........        10,076          14,829             (381)
(Loss) from continuing operations..............   $    (2,345)    $   (26,000)     $   (11,314)

2003 COMPARED WITH 2002

    Net Sales of $355.2 million increased $14.7 million, or 4%. Animal Health and Nutrition sales of $250.7 million grew $11.1 million, or 5%, due to volume increases. Specialty Chemical sales of $104.5 million increased $3.6 million, or 4%, primarily due to volume increases in the Distribution and All Other businesses.

    Gross Profit of $91.5 million improved $9.5 million to 25.8% of net sales, compared with 24.1% in 2002. Animal Health and Nutrition gross profit improvements were responsible for the overall increase. Purchase accounting adjustments related to the MFA acquisition resulted in a $3.3 million increase to cost of goods sold in 2002. Excluding the purchase accounting adjustment, the gross profit ratio would have been 25.0% in 2002.

    Selling, General and Administrative Expenses of $66.4 million decreased $5.9 million, or 8%. Expenses declined $6.8 million in the Specialty Chemicals businesses due to downsizing and restructuring of the Industrial Chemicals segment, reflecting the decline in the printed circuit board market. Industrial Chemicals included expense for additional environmental reserves and write-offs of unamortized permit fees at closed facilities of $1.0 million and $1.6 million for 2003 and 2002, respectively. Animal Health and Nutrition expenses decreased by approximately $0.4 million. Corporate expenses increased $1.3 million, primarily due to increased staff levels. Corporate also included income of $3.0 million and $0.7 million in 2003 and 2002, respectively, from the settlement of class action litigation against European vitamin manufacturers. Debt restructuring costs of $0.8 million, severance of $0.4 million, and expense related to a divested business of $0.2 million were also recorded in 2003. Included in 2002 was $0.4 million non-cash income to reflect the decrease in value of redeemable common stock; no amount was recorded in 2003.

    Operating Income of $25.1 million increased $15.4 million to 7.1% of sales. The improvement was due to sales growth, gross margin improvements in Animal Health and Nutrition, and operating expense reductions.

    Interest Expense, Net of $16.3 million decreased $1.5 million, compared with $17.8 million in 2002, primarily due to lower average interest rates and reduced average borrowing levels.

    Other Expense, Net of $1.2 million improved in comparison with $3.1 million last year. The expense principally reflects foreign currency transaction and translation net losses related to short-term inter-company balances.

    Income Taxes of $10.1 million were primarily due to a $5.6 million increase in valuation allowances for deferred tax assets in foreign jurisdictions where future profitability is not currently considered more likely than not, and income tax provisions in profitable foreign jurisdictions. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

2002 COMPARED WITH 2001

    Net Sales of $340.6 million increased $20.9 million, or 7%. Animal Health and Nutrition sales increased $41.8 million, primarily due to a full year of the MFA acquisition in 2002, compared with 7 months of operations in 2001. Specialty Chemicals net sales decreased $20.9 million due to the divestiture of the Agtrol crop protection business to Nufarm in the fourth quarter of 2001, the continued decline in the sale and recycling of etchant related to the printed circuit board market, and lower sales of the Distribution segment.

    Gross Profit of $82.0 million increased $12.6 million to 24.1% of net sales, compared with 21.7% in 2001. Animal Health and Nutrition gross profit increased $21.4 million due to a full year of the MFA acquisition. Purchase accounting adjustments relating to inventory acquired in the MFA acquisition resulted in an increase to cost of goods sold of $3.3 million and $8.9 million for 2002 and 2001, respectively. Specialty Chemicals gross profit declined $8.8 million due to lower sales volumes and environmental recovery services revenues related to the printed circuit board market, lower unit volume of the Distribution segment and lower margins from contract manufacturing revenues, compared with higher margin 2001 sales of crop protection chemicals to third parties prior to the Agtrol divestiture.

    Selling, General and Administrative Expenses of $72.3 million increased $8.4 million, or 13%. Animal Health and Nutrition expenses increased $10.7 million due to a full year of the MFA acquisition versus seven months in 2001. Specialty Chemicals expenses decreased $5.6 million, due to the divestiture of Agtrol, which reduced expenses by $8.0 million. Expenses for 2002 increased by $1.6 million due to the write-off of unamortized permit fees at closed facilities and additional environmental reserves. Corporate expenses increased $3.3 million. The full year 2002 management advisory fee to Palladium was $2.3 million, compared with $1.4 million for a partial year in 2001. In 2002, the Company recorded a $0.4 million non-cash gain to adjust the value of redeemable common stock; the 2001 gain was $3.1 million. In 2001, the Company recorded $1.3 million of expense for the severance of an executive.

    Operating Income of $9.7 million increased $4.3 million. The improvement was due to a full year of the MFA acquisition and improved operating results in Animal Health and Nutrition. Specialty Chemicals reported increased losses related to declining sales to the printed circuit board market, offset in part by the elimination of losses related to the Agtrol business, divested in 2001.

    Interest Expense, Net of $17.8 million increased $0.1 million primarily due to debt incurred in connection with the MFA acquisition and higher levels of average bank borrowings, offset in part by lower interest rates.

    Other Expense, Net principally reflects foreign currency transaction and translation gains and losses of the Company's foreign subsidiaries. During 2001, a $1.5 million gain was recorded on the divestiture of the Agtrol crop protection business.

    Income Taxes of $14.8 million were primarily due to an increase in valuation allowances for domestic deferred tax assets and income tax provisions in profitable foreign jurisdictions. The Company incurred domestic losses in recent years and a reassessment of the likelihood of recovering net domestic deferred tax assets resulted in the recording of a full domestic valuation allowance of $14.7 million.

OPERATING SEGMENTS

                                                       YEAR ENDED JUNE 30,
                                             --------------------------------------------
                                                 2003              2002           2001
                                             -----------       -----------    -----------
NET SALES
  Animal Health & Nutrition.............     $   250,706       $   239,602    $   197,806
  Specialty Chemicals:
     Industrial Chemicals...............          48,797            50,854         55,111
     Distribution.......................          30,072            27,852         34,074
     All Other..........................          25,650            22,241         32,673
                                             -----------       -----------    -----------
                                             $   355,225       $   340,549    $   319,664
                                             ===========       ===========    ===========

                                                        YEAR ENDED JUNE 30,
                                             --------------------------------------------
                                                 2003              2002           2001
                                             ------------      ------------   -----------
OPERATING INCOME
  Animal Health & Nutrition.............     $    38,472       $    28,298    $    17,562
  Specialty Chemicals:
     Industrial Chemicals...............          (1,855)           (7,324)           664
     Distribution.......................           3,207             2,345          3,057
     All Other..........................             261               252         (5,763)
  Corporate.............................         (14,948)          (13,854)       (10,086)
                                             -----------       -----------    -----------
                                             $    25,137       $     9,717    $     5,434
                                             ===========       ===========    ===========

    The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk Israel, and Koffolk Brazil. The Industrial Chemicals segment manufacturers and market specialty chemicals for use in the pressure treated wood, brick, glass, and chemical industries, and includes Phibro-Tech and PMC. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations. The All Other segment includes contract manufacturing of crop protection chemicals, Wychem and all other operations. The All Other segment in 2001 includes the Agtrol crop protection business, which was sold to Nufarm in the fourth quarter of fiscal 2001.

OPERATING SEGMENTS 2003 COMPARED TO 2002

    ANIMAL HEALTH AND NUTRITION

    NET SALES of $250.7 million increased $11.1 million, or 5%. Medicated Feed Additives net sales increased by $6.7 million. Revenues were higher for antibacterials, antibiotics and anticoccidials but were offset in part by lower sales of anthelmintics and other medicated feed additives. The increased revenues were due to volume increases offset in part by lower average selling prices, including the effect of currency devaluations in Latin America. Nutritional Feed Additives net sales increased by $4.4 million, principally due to volume increases in core inorganic minerals, trace mineral premixes and other ingredients.

    OPERATING INCOME of $38.5 million increased $10.2 million, or 36%. Purchase accounting adjustments relating to inventory in the MFA acquisition resulted in a $3.3 million increase to 2002 cost of goods sold. The operating income ratio increased to 15% in 2003 from 13% in 2002 (excluding the purchase accounting adjustments). The improvement in operating income resulted from increased sales of higher margin products and close control of operating expenses.

    SPECIALTY CHEMICALS

    INDUSTRIAL CHEMICALS net sales of $48.8 million decreased $2.1 million, or 4%. Industrial Chemicals net sales decreased $2.9 million principally due to reduced sales of etchants to the printed circuit board market. Sales of iron and manganese compounds to the brick, masonry, glass, and other chemical industries increased $0.8 million. Industrial Chemicals operating loss of $1.9 million improved $5.5 million. The improvement principally was due to the partial disposal during 2003 of the ammoniacal etchant business and savings from headcount reductions and facility restructurings. The Company continues its existing etchant business at one remaining facility. No manufacturing facilities, equipment or inventory were included in the transaction. The gain on the transaction was not material.

    DISTRIBUTION net sales of $30.1 million increased $2.2 million, or 8%. Higher sales volumes in Europe and improved product mix in domestic operations accounted for the increase. Distribution operating income of $3.2 million increased $0.9 million, or 37%. As a percentage of sales, operating income increased to 11% in 2003 from 8% in 2002. The improvement in operating income margins resulted principally from increased sales of higher margin products.

    ALL OTHER net sales of $25.7 million increased $3.4 million, or 15%. Sales to new customers accounted for the increase, as contract manufacturing declined $0.8 million and specialized lab projects and formulations declined $0.6 million. All Other operating income of $0.3 million approximated the prior year.

OPERATING SEGMENTS 2002 COMPARED TO 2001

    ANIMAL HEALTH AND NUTRITION

    NET SALES of $239.6 million increased $41.8 million, or 21%. The net sales increase was due to a full year of the MFA acquisition. Excluding the MFA acquisition, 2002 net sales increased $0.4 million. The adverse business climate in Israel and discontinuation of sales of vitamin exports by Koffolk Israel lowered international net sales. Domestic operations reported higher net sales due to increased unit volume sales of vitamin, mineral and other pre-mix products offset in part by lower average selling prices and other product mix changes.

    OPERATING INCOME of $28.3 million increased $10.7 million, or 61%. The increase primarily was due to a full year of the MFA acquisition offset by the adverse business climate in Israel. Purchase accounting adjustments relating to inventory from the MFA acquisition resulted in increased cost of goods sold of $3.3 million and $8.9 million in 2002 and 2001, respectively. Adjusted to exclude the purchase accounting adjustments, the operating income margin was 13% in 2002, approximately the same as the prior year.

    SPECIALTY CHEMICALS

    INDUSTRIAL CHEMICALS net sales of $50.9 million decreased $4.3 million, or 8%. Industrial Chemicals net sales declined $3.7 million due to volume declines in the sales and recycling revenues of etchants related to the contraction of the U.S. printed circuit board industry. Sales price declines at the Company's PMC operations, partially offset by volume improvements of iron and manganese oxides, decreased revenues $0.6 million. Industrial Chemicals operating loss was $7.3 million in fiscal 2002 compared to income of $0.7 million in the prior year. These losses were primarily due to reduced sales volumes from printed circuit board customers.

    DISTRIBUTION net sales of $27.9 million decreased $6.2 million, or 18%. The net sales decrease was primarily due to lower unit volumes of carbide, dicyandiamide and cyanide products in 2002. Distribution operating income of $2.3 million decreased $0.7 million, or 23%, primarily due to sales volume declines.

    ALL OTHER net sales of $22.2 million decreased $10.4 million, or 32%. This decrease principally was due to the divestiture of the Agtrol crop protection business during the fourth quarter of 2001. The transaction included multi-year supply agreements to continue to produce crop protection chemicals for Nufarm. The sales decline reflects contract manufacturing volumes under the supply agreements, compared with sales to third-party customers in 2001. Specialized lab projects and formulations net sales increased $1.3 million. All Other operating income was $0.3 million in 2002 compared to an operating loss of $5.8 million in the prior year. The improvement was primarily the result of the sale of Agtrol, which generated 2001 operating losses of $6.4 million. An increase in specialized lab projects and formulations also contributed to improved 2002 profitability.

DISCONTINUED OPERATIONS

    During 2003, the Company decided to shutdown or divest Odda Smelteverk (Norway), Carbide Industries (U.K.), and Mineral Resource Technologies, Inc. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations. Prior year financial statements have been reclassified to conform to the 2003 presentation.

                                                                                          YEAR ENDED JUNE 30, 2003
                                                                                          ------------------------
                                                                            ODDA/CARBIDE            MRT             TOTAL
                                                                            ------------            ---             -----
Net sales............................................................        $   11,217        $   18,671       $    29,888
                                                                             ==========        ==========       ===========
Loss before income taxes.............................................        $  (11,135)       $   (3,454)      $   (14,589)
Provision (benefit) for income tax...................................               (58)              --                (58)
                                                                             ----------        ----------       -----------
(Loss) from discontinued operations..................................        $  (11,077)       $   (3,454)      $   (14,531)
                                                                             ==========        ==========       ===========
Depreciation and amortization........................................        $      894        $    1,309       $     2,203
                                                                             ==========        ==========       ===========

                                                                                         YEAR ENDED JUNE 30, 2002
                                                                                         ------------------------
                                                                            ODDA/CARBIDE            MRT             TOTAL
                                                                            ------------            ---             -----
Net sales............................................................        $   31,219        $   17,045       $    48,264
                                                                             ==========        ==========       ===========
Loss before income taxes.............................................        $  (24,010)       $   (2,930)      $   (26,940)
Provision (benefit) for income tax...................................            (1,170)              --             (1,170)
                                                                             ----------        ----------       -----------
(Loss) from discontinued operations..................................        $  (22,840)       $   (2,930)      $   (25,770)
                                                                             ==========        ==========       ===========
Depreciation and amortization........................................        $   17,676        $    1,192       $    18,868
                                                                             ==========        ==========       ===========

                                                                                        YEAR ENDED JUNE 30, 2001
                                                                                        ------------------------
                                                                            ODDA/CARBIDE            MRT             TOTAL
                                                                            ------------            ---             -----
Net sales............................................................        $   30,440        $   14,306       $   44,746
                                                                             ==========        ==========       ==========
Loss before income taxes.............................................        $   (3,858)       $   (1,323)      $   (5,181)
Provision (benefit) for income tax...................................            (1,150)             (450)          (1,600)
                                                                             ----------        ----------       ----------
(Loss) from discontinued operations..................................        $   (2,708)       $     (873)      $   (3,581)
                                                                             ==========        ==========       ==========
Depreciation and amortization........................................        $    2,962        $      465       $    3,427
                                                                             ==========        ==========       ==========

    Odda and Carbide. During 2003, the Company determined that it would permanently shutdown and no longer fund the operations of Odda. On February 28, 2003, Odda filed for bankruptcy in Norway. The bankruptcy is proceeding in accordance with Norwegian law. The Company has been advised that, as a result of the bankruptcy, the creditors of Odda have recourse only to the assets of Odda, except in the case of certain debt guaranteed by the Company. The Company has removed all assets, liabilities (except as noted below), and cumulative translation adjustments related to Odda from the Company's consolidated balance sheet as of June 30, 2003, and has recorded the net result as a loss on disposal of discontinued operations. The Company is the guarantor of certain debt of Odda. As of June 30, 2003, debt of Norwegian Krone (NOK) 41.1 million ($5.7 million) was outstanding and was included in loans payable to banks on the Company's consolidated balance sheet. The Company has entered into forbearance agreements with the Norwegian banks holding the guarantees from the Company, under which the banks have agreed not to demand immediate payment and the Company has agreed to pay the principal amount plus interest in installments. The Company has been advised by Norwegian counsel that it will obtain the benefit of the banks' position as a secured creditor upon payment pursuant to the guarantees. The Company obtained the consent of a majority of the holders of its senior subordinated notes due 2008 to amend the indenture governing these existing notes in such a manner that the bankruptcy of Odda did not create an event of default there under. During 2003, the Company sold Carbide, previously a distributor for one of Odda's product lines. Proceeds from the divestiture were not material. Odda was included in the Company's Industrial Chemicals segment and Carbide was included in the Company's Distribution segment.

    The Company recorded a $0.7 million loss on disposal of Odda and Carbide. The loss primarily related to the write-off of Odda's remaining net assets, including the related cumulative currency translation adjustment.

    Mineral Resource Technologies, Inc. ("MRT"). During 2003, the Company decided to pursue a sale of MRT. MRT provides management and recycling of coal combustion residues, principally fly ash. The sale was completed in August 2003 for net proceeds, after transaction costs, of approximately $14.0 million, the amount dependent upon certain post-closing adjustments. The Company does not anticipate a material gain or loss on disposal based upon its assessment of the likely outcomes of the post-closing adjustments. MRT was included in the Company's All Other segment.

LIQUIDITY AND CAPITAL RESOURCES

    Net Cash Provided (Used) by Operating Activities. Cash provided (used) by operations for 2003 and 2002 was $34.7 million and ($4.7) million, respectively. Cash provided in 2003 was due to improved income from continuing operations and aggressive working capital management. Improvements in net working capital, principally due to close control of accounts receivables and accounts payable, contributed $15.8 million to operating cash flow. Cash of $6.1 million used for the reduction of cash overdrafts is a partial offset to the working capital improvement, and is included in the financing activities section of the cash flow statement.

    Net Cash (Used) by Investing Activities. Net cash used by investing activities for 2003 and 2002 was ($4.0) million and ($17.4) million, respectively. Capital expenditures of $9.0 million and $8.7 million for 2003 and 2002, respectively, were for new product capacity, for maintaining the Company's existing asset base and for environmental, health and safety projects. Included in 2002 was $7.2 million for contingent purchase price payments for the MFA acquisition. Proceeds from sales of fixed assets and discontinued operations accounted for the remainder of cash provided by investing activities in 2003.

    Net Cash Provided (Used) by Financing Activities. Net cash provided (used) by financing activities for 2003 and 2002 was ($26.4) million and $13.7 million, respectively. The domestic credit facility and related capital expenditure line were reduced $10.1 million during 2003. Debt payments related to Odda were $6.8 million, funded by the reductions in Odda's working capital, asset sales and cash provided by the Company. The Company made a $2.5 million scheduled payment on the Pfizer note. Cash overdrafts declined $6.1 million as the Company improved its cash management practices.

    Working Capital and Capital Expenditures. Working capital, defined as accounts receivables, inventories and prepaid expenses and other current assets, less accounts payable and accrued expenses and other current liabilities, was $59.7 million and $93.8 million as of June 30, 2003 and 2002, respectively. The decrease was primarily due to improved management of accounts receivables and accounts payable. In addition, $9.0 million of accrued purchase price payable to Pfizer, due March 2004, was included in Other current liabilities at June 30, 2003, and was classified as a long-term liability at the prior year end.

    The Company anticipates spending approximately $10.0 million for capital expenditures related to continuing operations in 2004, primarily to cover the Company's asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

    Liquidity. At June 30, 2003, the Company was in compliance with the financial covenants included in its domestic senior credit facility with its lending banks. The credit facility was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula and also reduce maximum availability under the revolving credit portion of the facility from $70 million to $55 million; limit borrowings under the capital expenditure line of the facility outstanding balance as of the amendment date; and revise the interest rate to 1.5% to 1.75% per annum over the base rate (as defined in the agreement). The credit facility expires November 30, 2003.

    See the "General" section of this Item 7 for a discussion of significant liquidity issues, the Company's current plans to refinance its obligations, and the potential for a material adverse impact if the Company does not succeed in its refinancing objectives.

    The Company anticipates taxable gains on extinguishment of debt and other aspects of the refinancing structure will be substantially offset by existing net operating loss carry forwards, and that the Company will not incur significant cash income tax payments related to these gains.

    At June 30, 2003, the amount of credit extended under the Company's domestic senior credit facility totaled $32.1 million under the revolving credit facility and $1.5 million under the capital expenditure facility and the Company had $10.0 million available under the borrowing base formula in effect under the domestic senior credit facility. In addition, certain of the Company's foreign subsidiaries also had availability totaling $9.3 million under their respective loan agreements.

    The Company's contractual obligations (in millions) at June 30, 2003 mature as follows:

                                                                                   YEARS
                                                                                   -----
                                                   WITHIN 1      OVER 1 TO 3    OVER 3 TO 5    AFTER 5     TOTAL
                                                   --------     ------------   ------------   ---------  -------
Loans payable to banks(1)......................     $  38.9        $ --          $   --          --      $   38.9
Lease commitments..............................         2.4          2.3             0.9         0.1          5.7
Long-term debt (including current
  portion).....................................        24.1          2.2           100.2         --         126.5
                                                    -------        -----         -------       -----     --------
  Total contractual obligations................     $  65.4        $ 4.5         $ 101.1       $ 0.1     $  171.1
                                                    =======        =====         =======       =====     ========

----------

(1) Includes $33.6 million outstanding under the Company's domestic senior credit facility which matures in November 2003 (see Note 8).


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

CRITICAL ACCOUNTING POLICIES

    The Securities and Exchange Commission ("SEC" or the "Commission") recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

    The Company's significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company's critical accounting policies impacted by judgments, assumptions and estimates.

    REVENUE RECOGNITION

    Revenues are recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations. Net sales are comprised of total sales billed, less reductions for returned goods, trade discounts and customer allowances.

    LITIGATION

    The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of the reserves required for these contingencies is based on an analysis of the various issues, historical experience, other third party judgments and outside specialists, where required. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 14 to the Consolidated Financial Statements.

    ENVIRONMENTAL MATTERS

    The Company determines the costs of environmental remediation of its facilities and formerly owned properties on the basis of current law and existing technologies. Uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The liabilities are adjusted periodically as remediation efforts progress or as additional information becomes available. The Company has recorded liabilities of $2.8 million at June 30, 2003 for such activities.

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

    INCOME TAXES

    Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. For further discussion, see Note 13 to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

    Effective for 2003, the Company adopted the following new accounting pronouncements:

    Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes specific criteria for recognition of intangible assets separately from goodwill. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with determinable lives will no longer be limited to forty years. Identifiable intangible assets with determinable useful lives will continue to be amortized. The Company has no goodwill, but has assessed the useful lives of its intangible assets. The adoption of SFAS No. 141 and SFAS No. 142 did not result in an impact on the Company's financial statements.

    Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 established accounting standards for the recognition and measurement of an asset retirement obligation ("ARO") and its associated asset retirement cost. The Company has reviewed its tangible long-lived assets for associated asset retirement obligations in accordance with SFAS No. 143. The adoption of SFAS No. 143 did not result in an impact on the Company's financial statements.

    Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the development of a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. As a result of the adoption of SFAS No. 144, the Company classified the Odda, Carbide, and MRT businesses as discontinued operations.

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

    The Company will adopt the following new accounting pronouncements in 2004:

    Statement of Financial Accounting Standards No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of this pronouncement.

    Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that an issuer classify a financial instrument, that is within its scope, as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of liabilities to encompass certain obligations that can, or must, be settled by issuing equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective in 2004, the Company will classify its Redeemable Preferred Stock as a liability.

EFFECT OF INFLATION; FOREIGN CURRENCY EXCHANGE RATES

    Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last two years.

    The Company's substantial foreign operations expose it to risk of exchange rate fluctuations. Financial position and results of operations of the Company's international subsidiaries generally are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in shareholders' equity. Income statement accounts are translated at the average rates of exchange prevailing during the year.

    A business unit of Koffolk and all of Planalquimica operate primarily in U.S. dollars. The U.S. dollar is designated as the functional currency for these businesses and translation gains and losses are included in determining net income or loss.

    Foreign currency transaction gains and losses primarily arise from short-term intercompany balances. Net foreign currency transaction and translation losses were $480, $3,027 and $711 for 2003, 2002 and 2001, respectively, and were included in other expense, net in the consolidated statements of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company uses, from time to time, foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing processes, to hedge the cost of its anticipated purchase requirements. The Company does not utilize derivative instruments for trading purposes. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values. The Company monitors the financial stability and credit standing of its major counterparties.

    INTEREST RATE RISK

    The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates.

    The Company's debt portfolio is comprised of fixed rate and variable rate debt of approximately $165.4 million as of June 30, 2003. Approximately 27% of the debt is variable and would be interest rate sensitive. For further details, see Note 8, to the Consolidated Financial Statements of the Company appearing elsewhere herein.

    For the purposes of the sensitivity analysis, an immediate 10% change in interest rates would not have a material impact on the Company's cash flows and earnings over a one year period.

    As of June 30, 2003, the fair value of the Company's senior subordinated debt is estimated based on quoted market rates at $40 million and the related carrying amount is $100 million.

    FOREIGN CURRENCY EXCHANGE RATE RISK

    A significant portion of the financial results of the Company is derived from activities conducted outside the U.S. and denominated in currencies other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Exchange rate risks are reduced, however, by the diversity of the Company's foreign operations and the fact that international activities are not concentrated in any single non-U.S. currency. Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. From time to time, the Company may cover known and anticipated operating exposures by using purchased foreign currency exchange option and forward contracts. The primary currencies for which the Company has foreign currency exchange rate exposure are the Euro, the Brazilian Real, and Japanese yen.

    The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. Based on the limited amount of foreign currency contracts at June 30, 2003, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at June 30, 2003, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

    OTHER

    The Company obtains third party letters of credit in connection with certain insurance obligations. At June 30, 2003, the contract values of these letters of credit and surety bonds were $2.6 million and their fair values did not differ materially from their carrying value.

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


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

FORWARD-LOOKING STATEMENTS

    This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

    Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

     -    our substantial leverage and potential inability to service our debt

     -    our dependence on distributions from our subsidiaries

     - risks associated with our international operations and significant foreign assets

     -    our dependence on our Israeli operations

     -    competition in each of our markets

     -    potential environmental liability

     -    potential legislation affecting the use of medicated feed additives

     - extensive regulation by numerous government authorities in the United States and other countries

     - our reliance on the continued operation and sufficiency of our manufacturing facilities

     -    our reliance upon unpatented trade secrets

     -    the risks of legal proceedings and general litigation expenses

     -    potential operating hazards and uninsured risks

     -    the risk of work stoppages

     -    our dependence on key personnel

     See also the discussion under "Other Risks and Uncertainties" in Note 2 of our Consolidated Financial Statements included in this Report.

    In addition, the issue of the potential for increased bacterial resistance to certain antibiotics used in certain food producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food producing animals. The sale of feed additives containing antibiotics is a material portion of our business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on our financial position, results of operations and cash flows.

    We believe the forward-looking statements in this Report are reasonable; however, no undue reliance should be placed on any forward-looking statements, as they are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

ITEM 9A. CONTROLS AND PROCEDURES.

         Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, Chairman of the Board and Chief Financial Officer, the effectiveness and design of our disclosure controls and procedures, and have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information we are required to disclose in reports that we furnish to the Securities and Exchange Commission. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    The following table sets forth information regarding our executive officers and directors:

          NAME                              AGE                                    POSITION
------------------------                   ----    ----------------------------------------
Jack C. Bendheim......................      56     Chairman of the Board of Directors; President
Gerald K. Carlson.....................      60     Chief Executive Officer
Marvin S. Sussman.....................      56     Vice Chairman of the Board of Directors and President, Prince Agri
James O. Herlands.....................      61     Director and Executive Vice President
Peter A. Joseph.......................      51     Director
Richard G. Johnson....................      53     Chief Financial Officer
Steven L. Cohen.......................      59     Vice President, General Counsel and Assistant Secretary
David G. McBeath......................      56     President, Animal Health Group
William A. Mathison...................      62     President, Specialty Chemicals Group

    Jack C. Bendheim Chairman of the Board of Directors and President. Mr. Bendheim has been President since 1988. He was Chief Operating Officer from 1988 to 1998, and was Chief Executive Officer from 1998 to May 2002. He has been a director since 1984. Mr. Bendheim joined us in 1969 and served as Executive Vice President and Treasurer from 1983 to 1988 and as Vice President and Treasurer from 1975 to 1983. Mr. Bendheim is also a director of The Berkshire Bank in New York, New York, and Empire Resources, Inc., a metals trading company in Fort Lee, New Jersey.

    Gerald K. Carlson Chief Executive Officer. Mr. Carlson joined us in May 2002 and has served as our Chief Executive Officer since then. Prior to joining us, Mr. Carlson served as the Commissioner of Trade and Development for the State of Minnesota from January 1999 to March 2001. Mr. Carlson served as Senior Vice President -- Corporate Planning and Development from June 1996 to his retirement in October 1998 from Ecolab, Inc. During his thirty-two year career at Ecolab, Mr. Carlson also served as Senior Vice President of International as well as Senior Vice President and General Manager -- Institutional North America.

    Marvin S. Sussman Vice Chairman of the Board of Directors and President of our Prince Agri subsidiary. He has been a director since 1988 and was Chief Operating Officer from 1998 to 2002. Mr. Sussman joined us in 1971. Since then, he has served in various executive positions with us and at PMC. Mr. Sussman was President of our Prince Group from 1988 to 2002. Mr. Sussman is the brother-in-law of Jack Bendheim.

    James O. Herlands Director; Executive Vice President. Mr. Herlands joined us in 1964. Since then, he has served in various capacities in sales/marketing and purchasing. He has been a director since 1988 and served as President of our CP/PhibroChem division since 1992. In addition, Mr. Herlands has served as our Executive Vice President since 1988. Mr. Herlands is the first cousin of Jack Bendheim.

    Peter A. Joseph Director. Mr. Joseph has served as one of our Directors since February 2001. From 1998 to present, he has been a member of Palladium Equity Partners, LLC. From 1986 to 1997, Mr. Joseph was a general partner of Joseph Littlejohn & Levy.

    Richard G. Johnson Chief Financial Officer. Mr. Johnson joined us in September 2002 and has served as our Chief Financial Officer since then. Prior to joining us, Mr. Johnson served as Director of Financial Management for Laserdyne Prima, Inc. from 2001 to 2002 and as Vice President -- Planning and Control, Latin America for Ecolab, Inc. from 1992 to 1999. In addition, Mr. Johnson served in various senior financial positions at Ecolab over a fifteen year period.

    Steven L. Cohen Vice President and General Counsel. Mr. Cohen joined us in October 2000 and has served as our Vice President -- Regulatory and General Counsel since then. Prior to joining us, Mr. Cohen was, from 1997 to 2000, General Counsel of Troy Corporation, a multi-national chemical company. From 1994 to 1997, Mr. Cohen was in the private practice of law.

    David G. McBeath President Animal Health Group. Mr. McBeath joined us on August 1, 2003. Prior to joining us, he was CEO of Scottish Health Innovations Ltd., a company created to identify and exploit intellectual property arising from research carried out within the National Health Service in Scotland. From March 2001 to December 2002, he served on the Management Committee of Merial as Head of the Production Animal business; and prior to this was on the Board of Hoechst Roussel Vet GmbH, with direct responsibility for R&D and Regulatory Affairs.

    William A. Mathison President, Specialty Chemicals Group. Mr. Mathison joined us in June 2002 as President, Specialty Chemicals Group. Prior to joining us, Mr. Mathison served as Senior Vice President, Global Industrial Accounts for Ecolab Inc. from

2000 until his retirement in March 2002. From 1991 to 2000, Mr. Mathison served as Vice President and General Manager of the North American Food and Beverage Division of Ecolab Inc.

BOARD COMPOSITION

    Our Board of Directors consists of 4 members. Our board of directors is elected annually, and our directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Each officer serves at the discretion of the board of directors.

COMPENSATION OF DIRECTORS

    Our directors do not receive any cash compensation for service on our board of directors, but directors may be reimbursed for certain expenses in connection with attendance at board meetings. We have entered into certain transactions with certain of the directors. See Item 13, Certain Relationships and Related Transactions.

COMMITTEES OF THE BOARD OF DIRECTORS

    Our Board of Directors has not created any committees.


ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth the cash compensation paid by us and our subsidiaries for services during fiscal 2003, 2002, and 2001 to each of our five most highly compensated executive officers:

                                                     ANNUAL COMPENSATION
                                                     -------------------
               NAME AND                                                  OTHER ANNUAL         ALL OTHER
          PRINCIPAL POSITION             YEAR      SALARY       BONUS    COMPENSATION      COMPENSATION(1)
----------------------------------      -----   -----------  ---------- -------------     ----------------
Jack C. Bendheim                         2003   $ 1,650,000  $     --     $ 150,000(2)        $ 6,500
  Chairman of the Board; President       2002     1,500,000    265,000          --              6,000
                                         2001     1,640,000    600,000          --              5,300

Gerald K. Carlson(3)                     2003       500,000        --        24,000               --
  Chief Executive Officer                2002        49,350        --           --                --

Marvin S. Sussman(4)                     2003     1,000,000        --           --              6,500
  Vice Chairman of the Board;            2002     1,000,000        --           --              6,000
  President of Prince Agri               2001       733,500    710,000          --              5,300

James O. Herlands                        2003       400,000    150,000          --              6,500
  Executive Vice President               2002       400,000    150,000          --              6,000
                                         2001       395,000    382,500          --              5,300

William A. Mathison(5)                   2003       235,000        --        50,000               --
  President, Specialty Chemicals

----------

(1) Represents contributions by us under our 401(k) Retirement and Savings Plan. See "Compensation Pursuant to Plans."

(2) In fiscal 2003, Mr. Bendheim was paid $150,000 for temporary deferral of fiscal 2002 compensation.

(3) 2002 salary is for a partial year commencing May 2002. In fiscal 2003, Mr. Carlson received $24,000 for relocation and housing assistance.

(4) Pursuant to a Stockholders Agreement between us and Mr. Sussman, we are required to purchase, at book value, all shares of our Class B Common Stock owned by Mr. Sussman in the event of his retirement, death, disability or the termination of his employment by us. Should Mr. Sussman elect to sell his shares, we have a right of first offer and an option to purchase the shares. See "Certain Relationships and Related Transactions." As a result, each year, we are required to record as compensation expense (income) in our results of operations the change in our book value attributable to Mr. Sussman's shares. For 2003, 2002 and 2001, the expense (income) attributable to Mr. Sussman's shares was $0, ($378,000) and ($3,135,000), respectively. No distributions have been made to Mr. Sussman under this agreement.

(5) Salary is since date of employment for 2003. Mr. Mathison also received $50,000 as a signing bonus and relocation allowance.

    In fiscal 2003, we granted no options to the named executive officers and no options were held or exercised by any of the named executive officers.

EMPLOYMENT AND SEVERANCE AGREEMENTS

    Our UK subsidiary, PAH Management Company Ltd., entered into an employment agreement with David McBeath in May 2003, for a term commencing August 1, 2003 and ending October 31, 2004, unless renewed, whereby Mr. McBeath will serve as President of our Animal Health Group. The agreement provides for a base salary of $250,000. The agreement also provides for additional payments to Mr. McBeath of $100,000 upon commencement of his term of employment and $130,000 upon completion of his term of employment (the "Completion Fee"). If Mr. McBeath dies during the term of the agreement or the agreement is terminated because of his disability or Mr. McBeath is terminated other than for cause, he, or his estate, as the case may be, would be entitled to receive, in lieu of severance, a prorated portion of the Completion Fee.

    We entered into an employment agreement with Gerald K. Carlson in May 2002, whereby Mr. Carlson will serve as our Chief Executive Officer. The agreement provides for a base salary of $500,000 during the first year of its term. Mr. Carlson is eligible to receive an annual bonus of up to 150% of his base salary based on our achievement of certain specified EBITDA growth targets. If Mr. Carlson is terminated without Cause (as defined) or he voluntarily terminates the agreement with Good Reason (as defined), he is entitled to receive the accrued portion of the target annual bonus, as well as an amount ranging from two to eight months of base salary depending on when such termination occurs. If, within six months after a Change of Control (as defined), Mr. Carlson is terminated without cause or he voluntarily terminates the agreement with Good Reason, he will be entitled to receive a lump sum payment equal to the amount of annual target bonus accrued to the date of termination, plus 100% of base salary and 50% of annual target bonus. We are obligated under the agreement to provide separate indemnification insurance to Mr. Carlson in the amount of the current coverage provided to our current board of directors.

    We entered into an employment agreement with Marvin S. Sussman in December 1987. The term of employment is from year-to-year, unless terminated by us at any time or by his death or permanent disability.

    In 1995, James O. Herlands purchased stock in Phibro-Tech. In connection therewith, we entered into a severance agreement with him. The agreement provides that, upon his Actual or Constructive Termination or a Change in Control Event (as such terms are defined), he is entitled to receive a cash Severance Amount (as defined therein), based upon a multiple of Phibro-Tech's pre-tax earnings (as defined therein). In addition, if an Extraordinary Event (as defined) occurs within 12 months after the occurrence of an Actual or Constructive Termination, the executive is entitled to receive an additional Catch-up Payment (as defined). At June 30, 2003, no severance payments would have been due to Mr. Herlands if he were terminated. See "Certain Relationships and Related Transactions."

COMPENSATION PURSUANT TO PLANS

    401(k) Plan. We maintain for the benefit of our employees a 401(k) Retirement and Savings Plan (the "Plan"), which is a defined contribution, profit sharing plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Our employees are eligible for participation in the Plan once they have attained age 21 and completed a year of service (in which the employee completed 1,000 hours of service). Up to $200,000 (indexed for inflation) of an employee's base salary may be taken into account for Plan purposes. Under the Plan, employees may make pre-tax contributions of up to 60.0% of such employee's base salary, and we will make non-matching contributions equal to 1% of an employee's base salary and matching contribution equal to 50.0% of an employee's pre-tax contribution up to 3.0% of such employee's base salary and 25.0% of such employee's pre-tax contribution from 3.0% to 6.0% of base salary. Participants are vested in employer contributions in 20% increments beginning after completion of the second year of service and become fully vested after five years of service. Distributions are generally payable in a lump sum after termination of employment, retirement, death, disability, plan termination, attainment of age 59 1/2, disposition of substantially all of our assets or upon financial hardship. The Plan also provides for Plan loans to participants.

    The accounts of Messrs. Bendheim, Carlson, Sussman, Herlands, and Mathison were credited with employer contributions of $6,500, $0, $6,500, $6,500, and $0, respectively, for fiscal 2003.

    Retirement Plan. We have adopted The Retirement Plan of Philipp Brothers Chemicals Inc. and Subsidiaries and Affiliates, which is a defined benefit pension plan (the "Retirement Plan"). Our employees are eligible for participation in the Retirement Plan once they have attained age 21 and completed a year of service (which is a Plan Year in which the employee completes 1,000 hours of service). The Retirement Plan provides benefits equal to the sum of (a) 1.0% of an employee's "average salary" plus 0.5% of the employee's "average salary" in excess of the average of the employee's social security taxable wage base, times years of service after July 1, 1989, plus (b) the employee's frozen accrued benefit, if any, as of June 30, 1989 calculated under the Retirement Plan formula in effect at that time. For purposes of calculating the portion of the benefit based on "average salary" in excess of the average wage base, years of service shall not exceed 35. "Average salary" for these purposes means the employee's salary over the consecutive five year period in the last ten years preceding retirement or other termination of employment which produces the highest average; or, if an employee has fewer than five years of service, all such years of service. An employee becomes vested in his plan benefit once he completes five years of service with us. In general, benefits are payable after retirement or disability in the form of a 50%, 75% or 100% joint or survivor annuity, life annuity or life annuity with a five or ten year term. In some cases benefits may also be payable under the Retirement Plan in the event of an employee's death.

    The following table shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications, assuming a life annuity with a ten year term.

                                                           YEARS OF SERVICE
                                                           ----------------
 AVERAGE COMPENSATION                         15        20         25        30         35
----------------------                    --------- ---------  --------- ---------  ------
$25,000...............................    $  3,750  $   5,000  $  6,250  $   7,500  $  8,750
$50,000...............................    $  7,500  $  10,000  $ 12,500  $  15,000  $ 17,500
$75,000...............................    $ 11,590  $  15,000  $ 18,750  $  22,500  $ 26,250
$100,000..............................    $ 17,220  $  22,230  $ 27,270  $  32,320  $ 37,640
$150,000..............................    $ 28,470  $  37,230  $ 46,020  $  54,820  $ 63,890
$200,000..............................    $ 39,720  $  52,230  $ 64,770  $  77,320  $ 90,140

    As of June 30, 2003, Messrs. Bendheim, Carlson, Sussman, Herlands, and Mathison had 34, 1, 32, 39 and 1 estimated credited years of service, respectively, under the Retirement Plan. The compensation covered by the Retirement Plan for each of these officers as of June 30, 2003 is $200,000. Such individuals, at normal retirement age 65, will have 43, 6, 41, 43 and 6 credited years of service, respectively. The annual expected benefit after normal retirement at age 65 for each of these individuals, based on the compensation taken into account as of June 30, 2003, is $118,250, $16,590, $134,170,
$129,260, and $16,550, respectively.

    Most of our foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on applicable legal requirements and local practices.

    Deferred Compensation Plan. In 1994, we adopted a non-qualified Deferred Compensation Plan and Trust, as an incentive for certain executives. The plan provides for (i) a Retirement Income Benefit (as defined), (ii) a Survivor's Income Benefit (as defined), and (iii) Deferred Compensation Benefit (as defined). Three employees currently participate in this plan. A trust has been established to provide the benefits described above.

    The following table shows the estimated benefits from this plan as of June 30, 2003.

                                            ANNUAL              SURVIVOR'S         DEFERRED
                                          RETIREMENT              INCOME         COMPENSATION
                                        INCOME BENEFIT            BENEFIT           BENEFIT
                                        --------------            -------           -------
     Jack C. Bendheim..............       $   27,101          $   1,500,000      $   315,229
     Marvin S. Sussman.............       $   27,101          $   1,500,000      $   110,953
     James O. Herlands.............       $   27,101          $     780,000      $   278,999

    We determine the Retirement Income Benefit based upon the employee's salary, years of service and age at retirement. At present, it is contemplated that a benefit of 1% of each participant's eligible compensation will be accrued each year. The benefit is payable upon retirement (after age 65 with at least 10 years of service) in monthly installments over a 15 year period to the participant or his named beneficiary. The Survivor's Income Benefit for the current participants is two times annualized compensation at the time of death, capped at $1,500,000, payable in 24 equal monthly installments. The Deferred Compensation Benefit is substantially funded by compensation deferred by the participants. Such benefit is based upon a participant making an election to defer no less than $3,000 and no more than $20,000 of his compensation in excess of $150,000, payable in a lump sum or in monthly installments for up to 15 years. We make a matching contribution of $3,000. Participants have no claim against us other than as unsecured creditors. We intend to fund the payments using the cash value or the death benefit from the life insurance policies insuring each Executive's life.

    Executive Income Program. On March 1, 1990, we entered into an Executive Income Program to provide a pre-retirement death benefit and a retirement benefit to certain of our executives. The Program consists of a Split-Dollar Agreement and a Deferred Compensation Agreement with Jack Bendheim, Marvin S. Sussman and James O. Herlands (the "Executives"). The Split Dollar Agreement provides for us to own a whole life insurance policy in the amount of $1,000,000 (plus additions) on the life of each Executive.

    Each policy also contains additional paid-up insurance and extended term insurance. On the death of the Executive prior to his 60th birthday or his actual retirement date, whichever is later: (i) the first $1,000,000 of the death benefit is payable to the Executive's spouse, or issue; (ii) the excess is payable to us up to the aggregate amount of premiums paid by us; and (iii) any balance is payable to the Executive's spouse or issue. The Split-Dollar Agreement terminates and no benefit is payable if the Executive dies after his retirement. The Deferred Compensation Agreement provides that upon the Executive's retirement, at or after attaining age 65, we will make retirement payments to the Executive during his life for 10 years or until he or his beneficiaries have received a total of 120 monthly payments. Participants have no claim against us other than as unsecured creditors. We intend to fund the payments using the cash value or the death benefit from the life insurance policies insuring each Executive's life. The retirement benefits are as follows:
Jack Bendheim $30,000; Marvin S. Sussman $30,000; and James O. Herlands $20,000.

MEETINGS AND COMPENSATION OF DIRECTORS

     During fiscal 2002, the Board of Directors took certain actions by both written consent and at regular meetings. Directors are elected annually and serve until the next annual meeting of Shareholders or until their successors are elected and qualified. Our directors do not receive any cash compensation for service on the Board of Directors, but directors may be reimbursed for certain expenses in connection with attendance at board meetings. We have entered into certain transactions with certain of the directors. See Item 13, Certain Relationships and Related Transactions.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors has not created any committees.

REPORT OF BOARD OF DIRECTORS AS TO COMPENSATION

     We do not have a Compensation Committee or other Board Committee performing equivalent functions. Executive compensation is determined by the Board as a whole. During fiscal 2003, the directors participated in deliberations regarding compensation of our officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Jack Bendheim, Marvin S. Sussman and James O. Herlands are Members of our Board of Directors and are executive officers. None of our executive officers serve as a member of the Board of Directors of any other non-Company entity which has one or more members serving as a member of our Board of Directors. Messrs. Bendheim, Sussman and Herlands have participated in certain transactions with us and our subsidiaries and affiliates. See Item 13, Certain Relationships and Related Transactions.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The table sets forth certain information as of June 30, 2003 regarding beneficial ownership of our capital stock by each of our directors and named executive officers, each beneficial owner of 5% or more of the outstanding shares of capital stock and all directors and officers as a group.

                                                         NUMBER OF COMMON SHARES
                                                          (PERCENTAGE OF CLASS)
                                                          ---------------------
                        NAME                    CLASS A VOTING(1)         CLASS B VOTING(2)
      ---------------------------------------   ------------------      -------------------
      Jack Bendheim(3)........................        12,600 (100)%      10,699.65(90%)(4)
      Marvin S. Sussman.......................           --               1,188.85(10%)
      All other officers and directors(5).....           --                     --
      All officers and directors as a group...        12,600 (100)%      11,888.50(100%)

----------

(1) The entire voting power is exercised by the holders of Class A Common Stock, except that the holders of Class A Common Stock are entitled to elect all but three of the directors. The holders of Class B Common Stock, Series B Preferred Stock and Series C Preferred Stock are each entitled to elect one director but do not vote on any other matters.

(2) Class B Common shareholders will receive the entire equity upon our liquidation, after payment of preferences to holders of all classes of preferred stock and Class A Common Stock.

(3)  Jack Bendheim also owns 5,207 (100%) shares of Series A Preferred Stock.

(4) Includes 4,414.886 shares owned by trusts for the benefit of Jack Bendheim, his spouse, his children and their spouses and his grandchildren.

(5) Peter A. Joseph has been designated as director of the Company by Palladium Equity Partners II, LP ("Palladium") which beneficially owns 25,000 and 20,000 shares of our Series B Preferred Stock and Series C Preferred Stock, respectively.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our Phibro-Tech subsidiary leases the property underlying its Santa Fe Springs, California facility from First Dice Road Company, a California limited partnership ("First Dice"), in which Jack Bendheim, our President and principal stockholder, Marvin S. Sussman and James O. Herlands, directors, own 39.0%, 40.0% and 20.0% limited partnership interests, respectively. The general partner, having a 1% interest in the partnership, is Western Magnesium Corp., a wholly-owned subsidiary of ours, of which Jack Bendheim is the president. The lease expires on June 30, 2008. The annual rent is $250,000. Phibro-Tech is also required to pay all real property taxes, personal property taxes and liability and property insurance premiums. In June 2001, Jack Bendheim entered into a secured $1.4 million revolving credit arrangement with First Union National Bank, which replaced a prior loan from Fleet Bank. Mr. Bendheim reloans borrowings under the First Union credit line to First Dice on the same terms as his borrowing from First Union. We believe that the terms of such lease and loan are on terms no less favorable to Phibro-Tech than those that reasonably could be obtained at such time in a comparable arm's-length transaction from an unrelated third-party.

    Pursuant to a Shareholders Agreement dated December 29, 1987 between Marvin
S. Sussman and us, we are required to purchase, at book value, all shares of our Class B Common Stock owned by Mr. Sussman, in the event of his retirement, death, permanent disability or the termination of his employment by us. Should Mr. Sussman elect to sell his shares, we have a right of first offer and an option to purchase the shares.

    A Shareholders Agreement initially entered into by Phibro-Tech and three executives of Phibro-Tech, including James O. Herlands (the "Executives") provides, among other things, for restrictions on their shares as to voting, dividends, liquidation and transfer rights. The Shareholders Agreement also provides that upon the death of an Executive or termination of an Executive's employment, Phibro-Tech must purchase the Executive's shares at their fair market value, as determined by a qualified appraiser. In the event of a Change of Control (as defined), the Executive has the option to sell his shares to Phibro-Tech at such value. The Shareholders Agreement provides, that, upon the consent of Phibro-Tech, the Executives and us, the Executives' shares of Phibro-Tech Common Stock may be exchanged for a number of shares of our Common Stock, which may be non-voting Common Stock, having an equivalent value, and upon any such exchange such shares of our Common Stock will become subject to the Shareholders Agreement. We and Phibro-Tech also entered into Severance Agreements with the Executives which provide, among other things, for certain severance payments. See Item 11, Executive Compensation -- Employment and Severance Agreements.

    In connection with the retirement of Nathan Z. Bistricer from us and Phibro-Tech in January, 2001, pursuant to the Shareholders Agreement among the executives and Phibro-Tech, we paid $855,000 in connection with the repurchase of 71.67 shares of his Class B Common Stock of Phibro-Tech. In addition, in satisfaction of Phibro Tech's severance obligation under a Severance Agreement between Phibro Tech and Mr. Bistricer, we agreed to pay $516,070 in twenty-four
(24) equal monthly installments to Mr. Bistricer. We also agreed to provide certain unspecific out-placement services to Mr. Bistricer not to exceed $15,000 in total costs and fees.

    We have advanced $200,000 to Marvin Sussman and his wife pursuant to a secured promissory note that is payable on demand and bears interest at the annual rate of 9%.

    Certain relatives of Jack Bendheim, other than certain of the executive officers named above, provide services to us, in one case through a consulting firm controlled by him, and in other cases as employees, including one of our Vice Presidents, and received directly or through such consulting firm annual aggregate payments of approximately $400,000 for the fiscal year ended June 30, 2003.

    On January 5, 2000, the United States Bankruptcy Court for the Eastern District of New York confirmed a Plan of Reorganization for Penick Corporation and Penick Pharmaceutical, Inc. (collectively, "Penick") which prior to such confirmation were debtors in proceedings in such Court for reorganization under Chapter 11 of the Bankruptcy Code, and awarded Penick to Penick Holding Company ("PHC"). PHC is a corporation formed to effect such acquisition by the Company, PBCI LLC, a limited liability company controlled by Mr. Bendheim, and several other investors. Pursuant to a Shareholders' Agreement among the shareholders of PHC, Mr. Bendheim has been designated as one of three directors of PHC, and Mr. Katzenstein, our Secretary, has been designated as Secretary and Treasurer of PHC. The Company has invested $1,980,000 for shares of Series A Preferred Stock of PHC bearing an 8.5 percent annual cumulative dividend, and PBCI LLC invested approximately $20,000 for 20 percent of the Common Stock of PHC.

    In connection with the sale of our Series B and Series C Preferred Stock to the Palladium Investors, we and Jack Bendheim entered into a Stockholders Agreement (the "Palladium Stockholders Agreement") dated November 30, 2000 with the Palladium Investors. The Palladium Stockholders Agreement provides for our Board to be comprised of five directors, at least two of whom will be designees of the Palladium Investors. Peter A. Joseph is currently the sole designee of the Palladium Investors serving as a director. The Palladium Investors are in discussions with us regarding filling the currently vacant directorship entitled to be designated by the Palladium Investors. If and for so long as we fail to redeem any share of Series B or Series C Preferred Stock requested for redemption by a Palladium Investor after the earliest to occur of June 1, 2008 (the maturity date of our 9 7/8% Senior Subordinated Notes due 2008), the redemption of such Notes in full prior thereto or a change in control of us, then (x) the Palladium Investors may take control of our Board of Directors, and
(y) Jack C. Bendheim has agreed to cause all equity securities owned by him to be voted in the manner directed by the Palladium Investors; provided, that, we must pay Jack Bendheim and Marvin Sussman, whether or not employed by us, an amount not less than their respective annual base salaries in effect immediately prior to such assumption of control, until the earlier to occur of the expiration of control by the Palladium Investors and the fifth anniversary of their assumption of control.

    The Palladium Stockholders Agreement contains covenants which restrict, without the consent of at least one director designated by the Palladium Investors (or, if no such director is then serving on the Board, at least one Palladium Investor), among other things, certain (a) issuances of any equity securities, unless the purchaser agrees to be bound by the Palladium Stockholders Agreement, (b) sales of assets in excess of $10 million, (c) purchases of businesses and other investments in excess of $10 million, (d) the incurrence of indebtedness for borrowed money, including guarantees, in excess of $12.5 million, (e) redemptions, acquisitions or other purchases of equity securities, (f) transactions with officers, directors, stockholders or employees or any family member or affiliate thereof in excess of $500,000, (g) compensation and benefits of certain officers, and (h) transactions involving a change of control. The Palladium Stockholders Agreement also provides that we shall furnish the Palladium Investors certain financial reporting and environmental information each year and grant to the Palladium Investors registration rights comparable to any such rights granted to any third party, and requires us to maintain certain key man life insurance on Jack C. Bendheim for the benefit of the Palladium Investors. The Palladium Stockholders Agreement provides certain limitations on the ability of Jack C. Bendheim to transfer voting shares, and certain limitations on the ability of the Palladium Investors to transfer their shares, including a right of first refusal in favor of us and Mr. Bendheim.

    Pursuant to the Management and Advisory Services Agreement dated November 30, 2000 between us and the Palladium Investors, we agreed to pay, on a quarterly basis, the Palladium Investors an annual management advisory fee of $2.25 million until such time as all shares of Series B and Series C Preferred Stock are redeemed.

     Our policy with respect to the sale, lease or purchase of assets or property of any related party is that such transaction should be on terms that are no less favorable to us or our subsidiary, as the case may be, than those that could reasonably be obtainable at such time in a comparable arm's length transaction from an unrelated third party, on the same basis as the Indenture for the Senior Subordinated Notes and our secured domestic credit agreement. The indenture and the new domestic senior credit facility both include a similar restriction on us and our domestic subsidiaries with respect to the sale, purchase, exchange or lease of assets, property or services, subject to certain limitations as to the applicability thereof. Pursuant to the sale of PMC described below, our obligations for this fee will be terminated.

     We intend to sell PMC to the Palladium Investors. The material elements of the transactions relating to PMC, as currently contemplated, would include the following: (i) the transfer of ownership to the Palladium Investors of PMC (which would be valued at approximately $21 million); (ii) the reduction of the preferred stock of the Palladium Investors from $68.9 million (as of June 30, 2003) to $15.2 million (as of September 30, 2003); (iii) the termination of our obligation in respect of the $2.25 million annual management advisory fee (except as provided below); (iv) a separate cash payment to the Palladium Investors of $10 million (from the recent sale of MRT); (v) payments by PMC to the Company for central support services for the next three years of $1 million, $0.5 million and $0.2 million, respectively; and (vi) supply arrangements between the Company and PMC with respect to manganous oxide and red iron oxide. The PMC transactions are subject to definitive documentation that is expected to include customary representations, warranties and indemnities by us, and provisions for closing working capital balance adjustments, settlement of intercompany accounts owed to PMC, a closing fee payable to Palladium and our agreement to pay or reimburse the Palladium Investors for their reasonable out-of-pocket transaction expenses. The economic terms set forth above are subject to the terms upon which intercompany accounts would be settled, the amount of minimum working capital of PMC to be agreed upon and the amount of the closing fee payable to Palladium. The Company also expects that it will establish a $1 million escrow or other credit support for two years to secure its net working capital and foregoing indemnification obligations, and indemnify the Palladium Investors, payable after the maturity of the Existing Notes, for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of PMC less than $21 million, up to a maximum payment by the Company of $4 million. Effective immediately prior to the consummation of the offering of our senior secured notes due 2007 or, if earlier, September 30, 2003, (i) the Management and Advisory Service Agreement is expected to become the obligation of PMC, and the obligations of and annual fee payable by Phibro Animal Health Corporation thereunder to be terminated, and (ii) PMC will become bound by such agreement or enter into a new management agreement substantially the same as the Management and Advisory Services Agreement, without recourse to Phibro Animal Health Corporation or any other subsidiaries thereof. The new management agreement of PMC with Palladium is expected to provide that if the Palladium transactions are not consummated on or before December 31, 2003 such new management agreement will become the direct obligation of Phibro Animal Health Corporation. In the event that the transaction is structured as an asset sale, upon consummation of the Palladium transaction such new management agreement will become the direct obligation of the buyer, without any recourse to PMC or Phibro Animal Health Corporation or any other subsidiaries thereof.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.


Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP, ("PwC") our independent auditors, for the fiscal years ended June 30, 2003 and 2002 were:



                                                        2003           2002
                                                       ----            ----

Audit                                              $  795,000         $  874,000
                                                   ----------         ----------

Audit Related                                      $     --           $     --

Tax
    Tax Planning                                   $  123,000         $  203,000
    Tax Compliance and other                           29,000             23,000
                                                   ----------         ----------
Total Tax                                          $  152,000         $  226,000
                                                   ----------         ----------

All Other                                          $     --           $     --

Total                                              $  947,000         $1,100,000
                                                   ==========         ==========

      Our board of directors has considered whether the provision of non-audit services by PwC to us is compatible with maintaining PwC's independence. PwC advised our board of directors that PwC was and continues to be independent with respect to us.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
3.1           Composite Certificate of Incorporation of Registrant (10)

3.2           By-laws of Registrant (1)

4.1           Indenture, dated as of June 11, 1998, among Registrant, the
              Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of
              Registrant, and exhibits thereto, including Form of 9 7/8% Senior
              Subordinated Note due 2008 of Company (1)

4.1.1         First Supplemental Indenture, dated as of January 15, 1999, among
              Registrant, the Guarantors named therein and The Chase Manhattan
              Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant (10)

4.1.2         Second Supplemental Indenture, dated as of March 19, 2003, among
              Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due
              2008 of Registrant (10)

4.1.3         Third Supplemental Indenture, dated as of June 10, 2003, among
              Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due
              2008 of Registrant (10)

              Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2003. For a description of such indebtedness, see Note 8 of Notes to Consolidated Financial
              Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

10.1 Amended and Restated Revolving Credit, Capital Expenditure Line and Security Agreement, dated November 30, 2000, among Registrant, the Guarantors thereunder and PNC Bank, National Association
              ("PNC") (4)

10.1.1        First Amendment to Amended and Restated Revolving Credit, Capital
              Expenditure Line and Security Agreement, dated September 28, 2001 and effective June 30, 2001, among Registrant, the Guarantors thereunder and PNC (7)

10.1.2        Second Amendment to Amended and Restated Revolving Credit, Capital
              Expenditure Line and Security Agreement, dated October 18, 2002 among Registrant, the Guarantors thereunder and PNC (8)

10.1.3        Third Amendment to Amended and Restated Revolving Credit, Capital
              Expenditure Line and Security Agreement, dated August 8, 2003 among Registrant, the Guarantors thereunder and PNC (10)

10.2          Manufacturing Agreement, dated May 15, 1994, by and between Merck
              & Co., Inc., Koffolk, Ltd., and Registrant (1)+

10.3          Lease, dated July 25, 1986, between Registrant and 400 Kelby
              Associates, as amended December 1, 1986 and December 30, 1994 (1)

10.4          Lease, dated June 30, 1995, between First Dice Road Co. and
              Phibro-Tech, Inc., as amended May 1998 (1)

10.5          Lease, dated December 24, 1981, between Koffolk (1949) Ltd. and
              Israel Land Administration (1)

10.6          Master Lease Agreement, dated February 27, 1998, between General
              Electric Capital Corp., Registrant and Phibro-Tech, Inc. (1)

10.7          Stockholders Agreement, dated December 29, 1987, by and between
              Registrant, Charles H. Bendheim, Jack C. Bendheim and Marvin S.
              Sussman (1)

10.8          Employment Agreement, dated December 29, 1987, by and between
              Registrant and Marvin S. Sussman (1)++

10.9          Stockholders Agreement, dated February 21, 1995, between James O.
              Herlands and Phibro-Tech, Inc., as amended as of June 11, 1998(1)

10.10 Form of Severance Agreement, dated as of February 21, 1995, between Registrant and James O. Herlands (1)++

10.11         Agreement of Limited Partnership of First Dice Road Company, dated
              June 1, 1985, by and among Western Magnesium Corp., Jack Bendheim,
              Marvin S. Sussman and James O. Herlands, as amended November 1985
              (1)

10.12         Philipp Brothers Chemicals, Inc. Retirement Income and Deferred
              Compensation Plan Trust, dated as of January 1, 1994, by and between Registrant on its own behalf and on behalf of C.P.
              Chemicals, Inc., Phibro-Tech, Inc. and the Trustee thereunder;
              Philipp Brothers Chemicals, Inc. Retirement Income and Deferred
              Compensation Plan, dated March 18, 1994 ("Retirement Income and
              Deferred Compensation Plan") (1)++

10.12.1       First, Second and Third Amendments to Retirement Income and
              Deferred Compensation Plan. (2)++

10.13 Form of Executive Income Deferred Compensation Agreement, each dated March 11, 1990, by and between Registrant and each of Jack
              Bendheim, James Herlands and Marvin Sussman (1)++

10.14         Form of Executive Income Split Dollar Agreement, each dated March
              1, 1990, by and between Registrant and each of Jack Bendheim, James Herlands and Marvin Sussman (1)++

10.15         [Reserved]

10.16         Administrative Consent Order, dated March 11, 1991, issued by the
              State of New Jersey Department of Environmental Protection,
              Division of Hazardous Waste Management, to C.P. Chemicals, Inc.
              (1)

10.17 Agreement for Transfer of Ownership, dated as of June 8, 2000, between C. P. Chemicals, Inc. ("CP") and the Township of
              Woodbridge ("Township"), and related Environmental Indemnification
              Agreement, between CP and Township, and Lease, between Township and CP (2)

10.18 Stockholders' Agreement, dated as of January 5, 2000, among shareholders of Penick Holding Company ("PHC"), and Certificate of
              Incorporation of PHC and Certificate of Designation, Preferences and Rights of Series A Redeemable Cumulative Preferred Stock of
              PHC (2)

10.19         Separation Agreement among Registrant, Phibro Tech, Inc. and
              Nathan Bistricer dated as of October 4, 2000 (3)

10.20         Stock Purchase Agreement between Phibro Tech, Inc. and Nathan
              Bistricer dated as of October 4, 2000 (3)

10.21         Asset Purchase Agreement, dated as of September 28, 2000, among
              Pfizer, Inc., the Asset Selling Corporations (named therein) and
              Registrant, and various exhibits and certain Schedules thereto
              (3)+

10.21.1 Amendment, dated August 11, 2003 to Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset
              Selling Corporations (named therein) and Registrant (10)

10.22         Stock Purchase Agreement, dated as of November 30, 2000, between
              Registrant and the Purchasers (as defined therein) (4)

10.23         Stockholders' Agreement, dated as of November 30, 2000, among
              Registrant, the Investor Stockholders (as defined therein) and Jack C. Bendheim (4)

10.24         United States Asset Purchase Agreement between Phibro-Tech, Inc.
              and Nufarm, Inc. dated as of May 1, 2001 (5)

10.24.1       Amendment No. 1 to United States Asset Purchase Agreement between
              Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001 (6)

10.25 Supply Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001 (5)

10.26 License Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001 (5)

10.27 Management and Advisory Services Agreement dated November 30, 2000 between Registrant and Palladium Equity

              Partners, L.L.C. (7)++

10.28         Employment Agreement, dated May 28, 2002, by and between
              Registrant and Gerald K. Carlson (8)++

10.29         Agreement dated as of May 2, 2003, by and between PAH Management
              Company, Ltd. and David McBeath (10) ++

10.30         Stock Purchase Agreement, dated August 14, 2003, by and between
              Registrant and Cemex, Inc. (9)!

21            List of Subsidiaries (10)

31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act (10)

31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act (10)

31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act (10)

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

4 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated November 30, 2000.

5 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.

6 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 14, 2001.

7 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

8 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

9 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 11, 2003

10       Filed herewith.

+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and furnished separately to the SEC in accordance with Rule 406(b).

! A request for confidential treatment has been furnished to the SEC for portions of such document. Confidential portions have been omitted and furnished separately to the SEC in accordance with Rule 406(b).

++       This Exhibit is a management compensatory plan or arrangement.


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

     (c) Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2003. The Company did furnish reports on Form 8-K since then. On September 12, 2003 the Company furnished a report on Form 8-K reporting items 2 and 7 and on September 24, 2003, the Company furnished a report on Form 8-K reporting items 7 and 9.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
     Report of Independent Auditors..................................     F-2
     Consolidated Balance Sheets as of June 30, 2003 and 2002........     F-3
     Consolidated Statements of Operations and Comprehensive
       Income for the years ended June 30, 2003, 2002 and 2001.......     F-4
     Consolidated Statements of Changes in Stockholders' Equity
       for the years ended June 30, 2003, 2002 and 2001..............     F-5
     Consolidated Statements of Cash Flows for the years ended
       June 30, 2003, 2002 and 2001..................................     F-6
     Notes to Consolidated Financial Statements......................     F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Phibro Animal Health Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Phibro Animal Health Corporation (formerly Philipp Brothers Chemicals, Inc.) and its subsidiaries at June 30, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's senior bank credit facility and note payable to Pfizer Inc. mature in November 2003 and March 2004, respectively. It is unlikely the Company will have sufficient cash resources from operations to repay these obligations as they come due. The Company plans to refinance these obligations prior to their respective maturities; however, there is no assurance that it will be able to do so on terms acceptable to the Company, if at all. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are further described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In fiscal 2003, the Company adopted a new accounting standard for the accounting for the impairment or disposal of long-lived assets.

Florham Park, New Jersey
August 29, 2003

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         AS OF JUNE 30,
                                                                                   -------------------------
                                                                                     2003             2002
                                                                                   ---------       ---------
                                                                                     (IN THOUSANDS, EXCEPT
                                                                                      SHARE AND PER SHARE
                                                                                            AMOUNTS)
                                     ASSETS
Current assets:
  Cash and cash equivalents .................................................      $  11,179       $   6,419
  Trade receivables, less allowance for doubtful accounts of
     $1,445 at June 30, 2003 and $1,485 at June 30, 2002 ....................         55,671          57,979
  Other receivables .........................................................          3,642           3,075
  Inventories ...............................................................         88,767          85,396
  Prepaid expenses and other current assets .................................         10,188          15,325
  Current assets from discontinued operations ...............................          4,942          16,780
                                                                                   ---------       ---------
       Total current assets .................................................        174,389         184,974
Property, plant and equipment, net ..........................................         66,440          65,665
Intangibles .................................................................          8,669           9,633
Other assets ................................................................         14,199          14,448
Other assets from discontinued operations ...................................         10,650          21,724
                                                                                   ---------       ---------
                                                                                   $ 274,347       $ 296,444
                                                                                   =========       =========

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Cash overdraft ............................................................      $   1,686       $   7,767
  Loans payable to banks ....................................................         38,914          41,535
  Current portion of long-term debt .........................................         24,124           8,851
  Accounts payable ..........................................................         56,915          38,158
  Accrued expenses and other current liabilities ............................         41,609          29,813
  Current liabilities from discontinued operations ..........................          2,051           8,389
                                                                                   ---------       ---------
       Total current liabilities ............................................        165,299         134,513
Long-term debt ..............................................................        102,391         136,641
Other liabilities ...........................................................         22,088          28,399
Other liabilities from discontinued operations ..............................            198           1,478
                                                                                   ---------       ---------
       Total liabilities ....................................................        289,976         301,031
                                                                                   ---------       ---------

Commitments and contingencies
Redeemable securities:
  Series B and C preferred stock ............................................         68,881          56,602
                                                                                   ---------       ---------

Stockholders' equity (deficit):
  Preferred stock -- $100 par value, 150,543 shares authorized, none issued at June 30, 2003 and 2002; Series A preferred stock --
     $100 par value, 6% non-cumulative, 5,207 shares authorized and
     issued at June 30, 2003 and 2002 .......................................            521             521
  Common stock -- $0.10 par value, 30,300 authorized and 24,488 shares issued
     at June 30, 2003 and 2002 ..............................................              2               2
  Paid-in capital ...........................................................            860             740
  Accumulated deficit .......................................................        (79,489)        (49,652)
  Accumulated other comprehensive income (loss):
     Gain on derivative instruments .........................................             81           1,062
     Cumulative currency translation adjustment .............................         (6,485)        (13,862)
                                                                                   ---------       ---------
       Total stockholders' equity (deficit) .................................        (84,510)        (61,189)
                                                                                   ---------       ---------
                                                                                   $ 274,347       $ 296,444
                                                                                   =========       =========

         The accompanying notes are an integral part of the consolidated financial statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                    FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------------------
                                                                2003             2002            2001
                                                              ---------       ---------       ---------
                                                                            (IN THOUSANDS)
Net sales ..............................................      $ 355,225       $ 340,549       $ 319,664
Cost of goods sold .....................................        263,728         258,555         250,305
                                                              ---------       ---------       ---------
  Gross profit .........................................         91,497          81,994          69,359
Selling, general and administrative expenses (includes
  litigation income of $3,040 in 2003 and $742 in 2002)          66,360          72,277          63,925
                                                              ---------       ---------       ---------
  Operating income .....................................         25,137           9,717           5,434
Other:
  Interest expense .....................................         16,342          18,158          18,297
  Interest (income) ....................................            (86)           (356)           (566)
  Other expense, net ...................................          1,277           3,104             855
  (Gains) from sale of assets ..........................           (127)            (18)         (1,457)
                                                              ---------       ---------       ---------
  Income (loss) from continuing operations before income
     taxes .............................................          7,731         (11,171)        (11,695)
Provision (benefit) for income taxes ...................         10,076          14,829            (381)
                                                              ---------       ---------       ---------
  (Loss) from continuing operations ....................         (2,345)        (26,000)        (11,314)
Discontinued operations:
  (Loss) from discontinued operations (net of income
     taxes) ............................................        (14,531)        (25,770)         (3,581)
  (Loss) on disposal of discontinued operations (net of
     income taxes) .....................................           (683)             --              --
                                                              ---------       ---------       ---------
  Net (loss) ...........................................        (17,559)        (51,770)        (14,895)
Other comprehensive income (loss):

  Change in derivative instruments .....................           (981)          1,062              --
  Change in currency translation adjustment ............          7,377          (6,125)         (5,146)
                                                              ---------       ---------       ---------
  Comprehensive (loss) .................................      $ (11,163)      $ (56,833)      $ (20,041)
                                                              =========       =========       =========

         The accompanying notes are an integral part of the consolidated financial statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                            FOR THE YEARS ENDED JUNE 30, 2000, 2001, 2002 AND 2003
                               ---------------------------------------------------------------------------------------------
                                                                                 RETAINED       ACCUMULATED
                               PREFERRED       COMMON STOCK                      EARNINGS          OTHER
                                 STOCK     ---------------------     PAID-IN   (ACCUMULATED    COMPREHENSIVE
                               SERIES A    CLASS "A"   CLASS "B"     CAPITAL     DEFICIT)      (LOSS) INCOME         TOTAL
                               ---------   ---------   ---------     -------   ------------    -------------       ---------
                                                                       (IN THOUSANDS)
Balance, July 1, 2000....       $  521        $ 1         $ 1        $   878    $  32,808        $  (2,591)        $  31,618
  Accretion of redeemable
     preferred securities
     to fair market
     value...............                                                          (4,192)                            (4,192)
  Dividends on Series B and
     C redeemable preferred
     stock...............                                                          (3,980)                            (3,980)
  Foreign currency
     translation
     adjustment..........                                                                           (5,146)           (5,146)
  Net (loss).............                                                         (14,895)                           (14,895)
                                ------                               -------    ---------        ---------         ---------
Balance, June 30, 2001...       $  521        $ 1         $ 1        $   878    $   9,741        $  (7,737)        $   3,405
                                ======        ===         ===        =======    =========        =========         =========

  Dividends on Series B and
     C redeemable preferred
     stock...............                                                          (7,623)                            (7,623)
  Change in derivative
     instruments.........                                                                            1,062             1,062
  Foreign currency
     translation
     adjustment..........                                                                           (6,125)           (6,125)
  Receivable from principal
     shareholder.........                                               (138)                                           (138)
  Net (loss).............                                                         (51,770)                           (51,770)
                                ------                               -------    ---------        ---------         ---------
Balance, June 30, 2002...       $  521        $ 1         $ 1        $   740    $ (49,652)       $ (12,800)        $ (61,189)
                                ======        ===         ===        =======    =========        =========         =========

  Dividends on Series B and
     C redeemable preferred
     stock...............                                                          (8,808)                            (8,808)
  Equity value accreted on
     Series B and C
     redeemable preferred
     stock...............                                                          (3,470)                            (3,470)
  Change in derivative
     instruments.........                                                                             (981)             (981)
  Foreign currency
     translation
     adjustment..........                                                                            7,377             7,377
  Payable to principal
     shareholder.........                                                120                                             120
  Net (loss).............                                                         (17,559)                           (17,559)
                                ------                               -------    ---------        ---------         ---------
Balance, June 30, 2003...       $  521        $ 1         $ 1        $   860    $ (79,489)       $  (6,404)        $ (84,510)
                                ======        ===         ===        =======    =========        =========         =========


         The accompanying notes are an integral part of the consolidated financial statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                     --------------------------------------
                                                                       2003           2002          2001
                                                                     --------       --------       --------
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net (loss) ..................................................      $(17,559)      $(51,770)      $(14,895)
  Adjustment for discontinued operations ......................        15,214         25,770          3,581
                                                                     --------       --------       --------
  Income (loss) from continuing operations ....................        (2,345)       (26,000)       (11,314)
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided (used) by operating
     activities:
     Depreciation and amortization ............................        12,883         12,680         10,405
     Deferred income taxes ....................................         7,228         12,512         (5,731)
     Gains from sale of assets ................................          (127)           (18)        (1,457)
     Change in redemption amount of redeemable common
       stock ..................................................            --           (378)        (3,491)
     Unrealized foreign currency losses .......................           390          2,120             --
     Other ....................................................            79          2,175            784
     Changes in operating assets and liabilities:
       Accounts receivable ....................................         3,008          9,756         (1,607)
       Inventories ............................................          (522)       (13,853)        (1,570)
       Prepaid expenses and other current assets ..............        (3,177)        (2,780)         5,975
       Other assets ...........................................        (2,632)         2,667          2,782
       Accounts payable .......................................        20,548         (8,058)        18,243
       Accrued expenses and other liabilities .................        (1,462)         7,222          2,725
  Cash provided (used) by discontinued operations .............           786         (2,790)        (2,603)
                                                                     --------       --------       --------
          Net cash provided (used) by operating activities ....        34,657         (4,745)        13,141
                                                                     --------       --------       --------

INVESTING ACTIVITIES:
  Capital expenditures ........................................        (9,045)        (8,677)        (6,610)
  Acquisition of a business, net of cash acquired .............            --         (7,182)       (51,700)
  Proceeds from property damage claim .........................            --            411             --
  Proceeds from sale of assets ................................         2,566             80         25,418
  Other investing .............................................           724            580           (320)
  Discontinued operations .....................................         1,784         (2,573)        (6,937)
                                                                     --------       --------       --------
          Net cash (used) by investing activities .............        (3,971)       (17,361)       (40,149)
                                                                     --------       --------       --------

FINANCING ACTIVITIES:
  Cash overdraft ..............................................        (6,081)         3,438          2,654
  Net increase (decrease) in short-term debt ..................        (6,260)        12,656         (8,006)
  Proceeds from long-term debt ................................         2,000          2,322          9,363
  Proceeds from issuance of redeemable preferred stock ........            --             --         45,000
  Payments of long-term debt ..................................       (16,037)        (4,739)        (4,924)
  Other financing .............................................            --             --         (4,192)
                                                                     --------       --------       --------
          Net cash provided (used) by financing activities ....       (26,378)        13,677         39,895
                                                                     --------       --------       --------
Effect of exchange rate changes on cash .......................           452              3           (445)
                                                                     --------       --------       --------
          Net increase (decrease) in cash and cash equivalents          4,760         (8,426)        12,442
Cash and cash equivalents at beginning of period ..............         6,419         14,845          2,403
                                                                     --------       --------       --------
Cash and cash equivalents at end of period ....................      $ 11,179       $  6,419       $ 14,845
                                                                     ========       ========       ========
Supplemental Cash Flow Information:
  Interest paid ...............................................      $ 16,244       $ 17,173       $ 16,810
  Income taxes paid ...........................................         3,062          2,645            704
Noncash investing and financing activities:
  Debt issued in connection with acquisition ..................            --             --         25,093


         The accompanying notes are an integral part of the consolidated financial statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1.  DESCRIPTION OF BUSINESS

    Phibro Animal Health Corporation (formerly Philipp Brothers Chemicals, Inc.) (the "Company") is a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives and nutritional feed additives, which the Company sells throughout the world predominately to the poultry, swine and cattle markets. The Company is also a specialty chemicals manufacturer and marketer, serving numerous markets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

    The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    The Company consolidates the financial statements of Koffolk (1949) Ltd. (Israel) ("Koffolk") and Planalquimica Industrial Ltda. (Brazil)
("Planalquimica") on the basis of their March 31 fiscal year-ends to facilitate the timely inclusion of such entities in the Company's consolidated financial reporting.

    The Company's Odda, Carbide, and MRT businesses have been classified as discontinued operations, as discussed in Note 3. These footnotes present information only for continuing operations, unless otherwise indicated.

    The Company presents its consolidated financial statements on the basis of its fiscal year ending June 30. All references to years 2003, 2002, and 2001 in these financial statements refer to the fiscal year ended June 30 of that year.

LIQUIDITY AND REFINANCING RISK:

    The Company's senior bank credit facility and its note payable to Pfizer Inc. ("Pfizer") mature in November 2003 and March 2004, respectively (See Note
8). It is unlikely the Company will have sufficient cash resources from operations to repay these obligations as they come due.

    In connection with the Company's acquisition in November 2000 of the Medicated Feed Additives business of Pfizer (the "MFA acquisition"), it incurred certain obligations to Pfizer (amounts are shown as of June 30, 2003), the following of which will be terminated and satisfied in full by the payment to Pfizer of approximately $28,500, plus accrued interest on the existing promissory note due 2004, from the proceeds of the Notes: (i) $20,075 aggregate principal amount of such promissory note; (ii) $12,826 of accounts payable,
(iii) $9,257 of accrued expenses; and (iv) future contingent purchase price obligations under the Pfizer agreements.

    The Company is currently pursuing the issuance of $105,000 of Senior Secured Notes due 2007 (the "Notes"). Concurrently, the Company is purchasing through privately negotiated transactions up to $51,900 of its 9 7/8% Senior Subordinated Notes due 2008 ("Existing Notes") at a price equal to 60% of the principal amount thereof, plus accrued and unpaid interest. The offering is subject to certain conditions, including, among other things, receiving consents of holders of Existing Notes that represent more than 50% of the outstanding principal amount of the Existing Notes. The Company will use the proceeds from the Notes to repurchase the Existing Notes, repay its senior credit facility, and pay certain of its outstanding obligations to Pfizer, including the note payable due 2004.

    If the Company is unable to refinance these obligations on acceptable terms, the lenders could declare the loans to be in default and exercise their rights under the respective agreements, and the Company might be required to take actions outside of the ordinary course of operations to generate cash or otherwise settle these obligations, all of which would have a material adverse impact on the Company's financial position, results of operations, and cash flows. There can be no assurance the Company will be successful in executing the refinancing plan. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


    The Company intends to sell PMC to Palladium Equity Partners II, LP and certain of its affiliates (the "Palladium Investors"). The material elements of the transactions relating to PMC include the following: (i) the transfer of ownership to the Palladium Investors of PMC; (ii) the reduction of the preferred stock of the Palladium Investors from $68.9 million (as of June 30, 2003) to $15.2 million (as of September 30, 2003); (iii) the termination of any obligation of the Company or any Restricted Subsidiary of the Company in respect of the $2.25 million annual management advisory fee; (iv) a separate cash payment to the Palladium Investors of $10 million (derived from the recent sale of MRT); (v) payments by PMC to the Company for central support services for the next three years of $1 million, $0.5 million and $0.2 million, respectively; and
(vi) supply arrangements between the Company and PMC with respect to manganous oxide and red iron oxide. The PMC transactions are subject to definitive documentation that is expected to include customary representations, warranties and indemnities of the Company, and provisions for working capital adjustments and settlement of intercompany accounts. Any transaction with the Palladium Investors is dependent upon successful completion of the refinancing plan.

OTHER RISKS AND UNCERTAINTIES:

    The use of antibiotics in medicated feed additives is a subject of legislative and regulatory interest. The issue of potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in food-producing animals. The sale of feed additives containing antibiotics is a material portion of the Company's business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on the Company's financial position, results of operations and cash flows.

    The testing, manufacturing, and marketing of certain products are subject to extensive regulation by numerous government authorities in the United States and other countries.

    The Company has significant assets located outside of the United States, and a significant portion of the Company's sales and earnings are attributable to operations conducted abroad.

    The Company has assets located in Israel and a portion of its sales and earnings are attributable to operations conducted in Israel. The Company is affected by social, political and economic conditions affecting Israel, and any major hostilities involving Israel as well as the Middle East or curtailment of trade between Israel and its current trading partners, either as a result of hostilities or otherwise, could have a material adverse effect on the Company.

    The Company's operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company's current and former operations and those of its subsidiaries exposes the Company and its subsidiaries to the risk of claims with respect to such matters.

USE OF ESTIMATES:

    Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates include reserves for bad debts, inventory obsolescence, environmental matters, depreciation and amortization periods of long-lived assets, recoverability of long-lived assets and realizability of deferred tax assets.

REVENUE RECOGNITION:

    Revenue is recognized upon transfer of title and risk of loss to the customer, generally at time of shipment. Net sales reflect total sales billed, less reductions for goods returned, trade discounts and customer allowances.

CASH AND CASH EQUIVALENTS:

    Cash equivalents include highly liquid investments with maturities of three months or less when purchased.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


INVENTORIES:

    Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods; cost for certain inventories is determined under the last-in, first-out (LIFO) method. Inventories valued at LIFO amounted to $3,805 and $3,111 at June 30, 2003 and 2002, respectively. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories were:

                                             AS OF JUNE 30,
                                        -----------------------
                                          2003           2002
                                        --------       --------
Raw materials ....................      $ 22,277       $ 22,501
Work-in-process ..................         1,765          2,155
Finished goods ...................        65,357         61,261
Excess of FIFO cost over LIFO cost          (632)          (521)
                                        --------       --------
Total inventory ..................      $ 88,767       $ 85,396
                                        ========       ========

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost. The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized was $0, $106 and $227 in 2003, 2002 and 2001, respectively.

    Depreciation is charged to results of operations using the straight-line method based upon the assets' estimated useful lives ranging from 8 to 20 years for buildings and improvements and 3 to 10 years for machinery and equipment.

DEFERRED FINANCING COSTS:

    Deferred financing costs related to the senior subordinated notes are amortized using the interest method over the ten-year life of the notes. Deferred financing costs related to the senior credit facility are amortized over the three-year life of the agreement.

INTANGIBLES:

    Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives of 10 years.

    Product intangibles cost arising from the MFA acquisition was $10,449 at June 30, 2003 and 2002 and accumulated amortization of $1,780 and $816 at June 30, 2003 and 2002, respectively. Amortization expense was $964, $816 and $0 for 2003, 2002 and 2001, respectively. Amortization expense from the MFA acquisition for each of the next five years from 2004 to 2008 will be $1,045 per year.

FOREIGN CURRENCY TRANSLATION:

    Financial position and results of operations of the Company's international subsidiaries generally are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in shareholders' equity. Income statement accounts are translated at the average rates of exchange prevailing during the year.

    A business unit of Koffolk and all of Planalquimica operate primarily in U.S. dollars. The U.S. dollar is designated as the functional currency for these businesses and translation gains and losses are included in determining net income or loss.

    Foreign currency transaction gains and losses primarily arise from short-term intercompany balances. Net foreign currency transaction and translation losses were $480, $3,027 and $711 for 2003, 2002 and 2001, respectively, and were included in other expense, net in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS:

    Effective for 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS No. 133"). The standard requires all derivative financial instruments be recorded on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded in results of operations

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are included in operations in the periods in which operations are affected by the hedged item. The cumulative effect of a change in accounting principle due to the adoption of SFAS No. 133 was not material.

RECOVERABILITY OF LONG-LIVED ASSETS:

    The Company evaluates the recoverability of long-lived assets, including intangible assets, when events or circumstances indicate that a diminution in value may have occurred, using financial indicators such as historical and future ability to generate cash flows from operations. The Company's policy is to record an impairment loss in the period it is determined the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest or income taxes) are less than the carrying amount of the assets.

ENVIRONMENTAL LIABILITIES:

    Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. The Company capitalizes expenditures made to improve the condition of property, compared with the condition of that property when constructed or acquired. The Company also capitalizes expenditures that prevent future environmental contamination. Other expenditures are expensed as incurred. The Company records the expense and related liability in the period an environmental assessment indicates remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies' experience, and data released by the U.S. Environmental Protection Agency or other organizations. When such costs will be incurred over a long-term period and can be reliably estimated as to timing, the liabilities are included in the consolidated balance sheet at their discounted amounts.

INCOME TAXES:

    Income tax expense includes U.S. federal, state, and foreign income taxes. The tax effect of certain temporary differences between amounts recognized for financial reporting purposes and amounts recognized for tax purposes are reported as deferred income taxes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established as necessary to reduce deferred tax assets to amounts more likely than not to be realized.

RESEARCH AND DEVELOPMENT EXPENDITURES:

    Research and development expenditures are expensed as incurred and were $4,634, $4,251 and $1,889 for 2003, 2002 and 2001, respectively.

RECLASSIFICATION:

    Certain prior-year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2003 presentation.

NEW ACCOUNTING PRONOUNCEMENTS:

    Effective for 2003, the Company adopted the following new accounting pronouncements:

    Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes specific criteria for recognition of intangible assets separately from goodwill. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with determinable lives will no longer be limited to forty years. Identifiable intangible assets with determinable useful lives will continue to be amortized. The Company has no goodwill, but has assessed the useful lives of its intangible assets. The adoption of SFAS No. 141 and SFAS No. 142 did not result in an impact on the Company's financial statements.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

    Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 established accounting standards for the recognition and measurement of an asset retirement obligation ("ARO") and its associated asset retirement cost. The Company has reviewed its tangible long-lived assets for associated asset retirement obligations in accordance with SFAS No. 143. The adoption of SFAS No. 143 did not result in an impact on the Company's financial statements.

    Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the development of a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. As a result of the adoption of SFAS No. 144, the Company classified the Odda, Carbide, and MRT businesses as discontinued operations.

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

    The Company will adopt the following new accounting pronouncements in 2004:

    Statement of Financial Accounting Standards No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of this pronouncement.

    Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that an issuer classify a financial instrument, that is within its scope, as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of liabilities to encompass certain obligations that can, or must, be settled by issuing equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective in 2004, the Company will classify its Redeemable Preferred Stock as a liability.

3.  DISCONTINUED OPERATIONS

    During 2003, the Company decided to shutdown or divest Odda Smelteverk (Norway), Carbide Industries (U.K.), and Mineral Resource Technologies, Inc. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations. Prior year financial statements have been reclassified to conform to the 2003 presentation.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)




ODDA AND CARBIDE:

    During 2003, the Company determined that it would permanently shutdown and no longer fund the operations of Odda. On February 28, 2003, Odda filed for bankruptcy in Norway. The bankruptcy is proceeding in accordance with Norwegian law. The Company has been advised that, as a result of the bankruptcy, the creditors of Odda have recourse only to the assets of Odda, except in the case of certain debt guaranteed by the Company. The Company has removed all assets, liabilities (except as noted below), and cumulative translation adjustments related to Odda from the Company's consolidated balance sheet as of June 30, 2003, and has recorded the net result as a Loss on disposal of discontinued operations. The Company is the guarantor of certain debt of Odda. As of June 30, 2003, debt of Norwegian Krone (NOK) 41,073 ($5,731) was outstanding and was included in Loans payable to banks on the Company's consolidated balance sheet. The Company has entered into forbearance agreements with the Norwegian banks holding the guarantees from the Company, under which the banks have agreed not to demand immediate payment and the Company has agreed to pay the principal amount plus interest in installments. The Company has been advised by Norwegian counsel that it will obtain the benefit of the banks' position as a secured creditor upon payment pursuant to the guarantees. The Company obtained the consent of a majority of the holders of its senior subordinated notes due 2008 to amend the Indenture governing these notes in such a manner that the bankruptcy of Odda did not create an event of default thereunder.

    During 2003, the Company sold Carbide, previously a distributor for one of Odda's product lines. Proceeds from the divestiture were not material. Odda was included in the Company's Industrial Chemicals segment and Carbide was included in the Company's Distribution segment. Operating results, loss on disposal, and certain balance sheet items of Odda and Carbide were:

                                                       FOR THE YEARS ENDED JUNE 30,
                                                  --------------------------------------
                                                    2003           2002          2001
                                                  --------       --------       --------
OPERATING RESULTS:
Net sales ..................................      $ 11,217       $ 31,219       $ 30,440
Cost of goods sold .........................        13,723         46,116         27,877
Selling, general and administrative expenses         3,175         12,812          5,698
Asset write downs ..........................         7,781             --             --
Other income (expense) .....................         2,327          3,699           (723)
                                                  --------       --------       --------
Loss before income taxes ...................       (11,135)       (24,010)        (3,858)
Benefit for income taxes ...................           (58)        (1,170)        (1,150)
                                                  --------       --------       --------
Loss from operations .......................      $(11,077)      $(22,840)      $ (2,708)
                                                  ========       ========       ========
Depreciation and amortization ..............      $    894       $ 17,676       $  2,962
                                                  ========       ========       ========

LOSS ON DISPOSAL:
Assets .....................................      $ (3,359)
Liabilities ................................         6,432
Unsecured debt .............................         2,488
Currency translation adjustment ............        (6,244)
                                                  --------
Loss on disposal ...........................      $   (683)
                                                  ========

                                                        AS OF JUNE 30,
                                                      -----------------
                                                      2003        2002
                                                      ----      -------
BALANCE SHEET:
Trade receivables ..............................      $ --      $ 4,004
Other receivables ..............................        --          728
Inventories ....................................        --        6,592
Prepaid expenses and other current assets ......        --          445
                                                      ----      -------
Current assets from discontinued operations ....      $ --      $11,769
                                                      ====      =======
Property, plant and equipment, net .............      $ --      $ 8,234
Intangibles ....................................        --        1,411
Other assets ...................................        --          787
                                                      ----      -------
Other assets from discontinued operations ......      $ --      $10,432
                                                      ====      =======

Accounts payable ...............................      $ --      $ 2,565
Accrued expenses and other current liabilities .        --        4,095
                                                      ----      -------
Current liabilities from discontinued operations      $ --      $ 6,660
                                                      ====      =======
Other liabilities ..............................      $ --      $ 1,280
                                                      ----      -------
Other liabilities from discontinued operations .      $ --      $ 1,280
                                                      ====      =======

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


MINERAL RESOURCE TECHNOLOGIES, INC. ("MRT"):

    During 2003, the Company decided to pursue a sale of MRT. The sale was completed in August 2003 for net proceeds, after transaction costs, of approximately $14,000, the amount dependent upon certain post-closing adjustments. The Company does not anticipate a material gain or loss on disposal based upon its assessment of the likely outcomes of the post-closing adjustments. MRT was included in the Company's All Other segment. Operating results and certain balance sheet items of MRT were:

                                                       FOR THE YEARS ENDED JUNE 30,
                                                  --------------------------------------
                                                    2003           2002           2001
                                                  --------       --------       --------
OPERATING RESULTS:
Net sales ..................................      $ 18,671       $ 17,045       $ 14,306
Cost of goods sold .........................        19,943         17,676         12,955
Selling, general and administrative expenses         2,182          2,299          2,674
                                                  --------       --------       --------
Loss before income taxes ...................        (3,454)        (2,930)        (1,323)
Provision (benefit) for income taxes .......            --             --           (450)
                                                  --------       --------       --------
Loss from operations .......................      $ (3,454)      $ (2,930)      $   (873)
                                                  ========       ========       ========
Depreciation and amortization ..............      $  1,309       $  1,192       $    465
                                                  ========       ========       ========

                                                         AS OF JUNE 30,
                                                        2003         2002
                                                      -------      -------
BALANCE SHEET:
Trade receivables ..............................      $ 2,633      $ 3,178
Other receivables ..............................          304          109
Inventories ....................................        1,643        1,529
Prepaid expenses and other current assets ......          362          195
                                                      -------      -------
Current assets from discontinued operations ....      $ 4,942      $ 5,011
                                                      =======      =======
Property, plant and equipment, net .............      $ 9,999      $10,831
Intangibles ....................................          196          149
Other assets ...................................          455          312
                                                      -------      -------
Other assets from discontinued operations ......      $10,650      $11,292
                                                      =======      =======

Accounts payable ...............................      $ 1,466      $ 1,557
Accrued expenses and other current liabilities .          585          172
                                                      -------      -------
Current liabilities from discontinued operations      $ 2,051      $ 1,729
                                                      =======      =======
Other liabilities ..............................      $   198      $   198
                                                      -------      -------
Other liabilities from discontinued operations .      $   198      $   198
                                                      =======      =======

4.  ACQUISITION

    On November 30, 2000, the Company purchased the medicated feed additives ("MFA") business of Pfizer. The operating results of this business are included in the Company's consolidated statements of operations from the date of acquisition and are included in the Animal Health and Nutrition segment.

    The purchase price of $76,793 (including costs of acquisition) was paid with cash of $51,700 and the issue of a promissory note to Pfizer for $25,093. The Company financed the cash payment through the issuance of $40,808 of redeemable preferred securities ($45,000 of redeemable preferred securities, less costs connected with the issue of those securities of $4,192), and through bank credit facilities. In addition, under the terms of the purchase agreement, the Company is required to pay Pfizer a contingent purchase price based on a percentage of future net revenues of a certain product. The maximum contingent purchase price due under this arrangement is limited to $55,000 over five years with a maximum annual payment of $12,000. In addition, the Company is required to pay Pfizer a contingent purchase price up to a maximum of $10,000 over five years based on gross profit levels of certain other products. Contingent purchase price paid or accrued of $7,498 has been allocated to related production equipment and $9,349 has been allocated to product intangibles. During 2003, Pfizer agreed to defer until March 1, 2004, without interest, accrued purchase price amounts existing at May 31, 2002 and to waive contingent purchase price payments on future net revenues from June 1, 2002 through March 1, 2004. Accrued purchase price payable was $9,040 at June 30, 2003 and 2002. The accrued purchase price is expected to be paid as part of the payment to Pfizer described in Note 2.

    The acquisition was accounted for as a purchase. The purchase price was allocated to inventory; property, plant and equipment; product intangibles; and, pension liabilities. Property, plant and equipment include manufacturing facilities in Rixensart, Belgium and Guarulhos, Brazil. The Company recorded, as a cost of acquisition, a pension liability of $1,076 relating to the employees of the Belgium plant who elected to transfer their benefits and the amount of their accumulated benefit obligations.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


    The unaudited consolidated results of operations on a pro-forma basis as if such acquisition had occurred at the beginning of 2001 are net sales of $367,257 and loss from continuing operations of $12,141 for 2001.

    Purchase accounting adjustments allocated to the inventory acquired from Pfizer increased cost of goods sold by $3,257 and $8,889 in 2002 and 2001, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment was:

                                         AS OF JUNE 30,
                                    ----------------------
                                      2003          2002
                                    --------      --------
Land .........................      $  6,356      $  6,140
Buildings and improvements ...        30,907        28,905
Machinery and equipment ......       110,885       111,553
                                    --------      --------
                                     148,148       146,598
Less: accumulated depreciation        81,708        80,933
                                    --------      --------
                                    $ 66,440      $ 65,665
                                    ========      ========

    Certain of the buildings of Koffolk are on land leased for a nominal amount from the Israel Land Authority. The lease expires on July 9, 2027.

    Depreciation expense was $9,561, $10,560 and $8,659 for 2003, 2002 and 2001,
respectively.

6.  RELATED PARTY TRANSACTIONS

    The Company owns $1,980 par value of preferred stock of a pharmaceutical company. The principal common stockholder of the Company owns a 20% voting common stock interest in the pharmaceutical company, acquired for $20. The preferred stock investment, included in other assets, is carried on the equity basis with a net carrying value of $1,274 at June 30, 2003. The Company has recorded losses of $199, $289 and $218 in other expense, net for 2003, 2002 and 2001, respectively.

    A subsidiary of the Company leases the property underlying its Santa Fe Springs, California plant from a limited partnership controlled by common shareholders of the Company. The lease requires annual base rent of $250 and terminates on December 31, 2008. The Company is responsible under the lease agreement to pay all real property taxes.

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities were:

                                          AS OF JUNE 30,
                                       --------------------
                                         2003         2002
                                       -------      -------
Employee related expenses .......      $10,485      $ 7,717
Accrued purchase price due Pfizer        9,040           --
Taxes ...........................        7,898        3,690
Other accrued liabilities .......       14,186       18,406
                                       -------      -------
                                       $41,609      $29,813
                                       =======      =======

    Accrued purchase price due Pfizer of $9,040 was included in Long-Term Liabilities at June 30, 2002.

8.  DEBT

LOANS PAYABLE TO BANKS

    At June 30, 2003, loans payable to banks included $32,147 under the domestic senior credit facility with its lending banks, for which PNC Bank serves as agent; NOK 41,073 ($5,731) under guarantees of certain debt of Odda; and $1,036 under foreign revolving lines of credit.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


    At June 30, 2003, the Company's senior credit facility was $55,000 and included a revolving credit facility and amounts currently outstanding under a capital expenditure facility. The senior credit facility was amended in October 2002 to: waive noncompliance with financial covenants as of June 30, 2002; amend financial covenants prospectively until maturity; amend the borrowing base formula; reduce the credit facility from $70,000 to $55,000; limit borrowings under the capital expenditure line of the facility to the then outstanding balance of $5,800; and revise the interest rate from 1.5% to 1.75% per annum over the base rate (as defined in the agreement). The senior credit facility expires November 30, 2003.

    The revolving credit facility is subject to availability under a borrowing base formula for domestic accounts receivable and inventories (as defined in the agreement), which also serve as collateral for the borrowings. At June 30, 2003, the Company had $9,992 available under the borrowing base formula.

    As of June 30, 2003, the Company was in compliance with the financial covenants in the senior credit facility. The senior credit facility requires, among other things, the maintenance of a consolidated interest coverage ratio calculated quarterly, a certain level of trailing three month domestic cash flows calculated on a monthly basis, and an acceleration clause should a material adverse event (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries' stock, disposition of assets, investments, and mergers and acquisitions.

    The revolving credit facility contains a lock-box requirement and a subjective acceleration clause. Accordingly, the amounts outstanding have been classified as short-term and are included in Loans payable to banks in the consolidated balance sheet. Advances under the capital expenditure facility were included in the current portion of long-term debt as of June 30, 2003.

LONG-TERM DEBT:

                                                              AS OF JUNE 30,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
Domestic:
  Senior subordinated notes due June 1, 2008(a) ....      $100,000      $100,000
  Bank capital expenditure facility ................         1,496         5,800
  Pfizer promissory note(b) ........................        20,075        22,584
  Capitalized lease obligations and other ..........           910         1,413
Foreign:
  Norwegian bank loans payable in Norwegian Krone(c)            --         8,222
  Norwegian government loans payable in Norwegian
     Krone(d) ......................................            --         3,557
  Bank loans(e) ....................................         3,750         3,000
  Capitalized lease obligations and other ..........           284           916
                                                          --------      --------
                                                           126,515       145,492
  Less: current maturities .........................        24,124         8,851
                                                          --------      --------
                                                          $102,391      $136,641
                                                          ========      ========


----------
(a) The Company issued $100 million aggregate principal amount of ten year 9 7/8% Senior Subordinated Notes in June 1998. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt (as defined in the indenture agreement of the Company) and rank pari passu in right of payment with all other existing and future senior subordinated indebtedness of the Company. The Notes are unconditionally guaranteed on a senior subordinated basis by the domestic subsidiaries of the Company (the "Guarantors"). Additional future domestic subsidiaries may become Guarantors under certain circumstances.

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

(b) In connection with the MFA acquisition, the Company issued a 13% promissory note to Pfizer in the amount of $25,093 with interest payable semi-annually. Principal payments of 10% were paid December 3, 2001 and 2002. The remaining balance of $20,075 is due March 1, 2004. The note is collateralized by the Company's facilities in Rixensart, Belgium and

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


         Guarulhos, Brazil. The note is expected to be paid and the facilities released from the collateral agreements as part of the payment to Pfizer described in Note 2.

(c) As a result of the Odda bankruptcy in 2003 (see Note 3), and due to the Company's guarantee of the Norwegian bank loans, the Company agreed to pay the remaining principal amount in installments through November 30, 2003. The remaining amounts outstanding of NOK 41,073 ($5,731) are included in Loans payable to banks at June 30, 2003. The loans accrue interest at NIBOR plus 2% to 2.75%.

(d) Odda entered into two separate loan agreements with the Norwegian Bank Industrial and Regional Development Fund originally totaling NOK 26,500. The Company is not a guarantor of these loans. The outstanding balance at the date of Odda's bankruptcy was NOK 12,329 ($1,770) and is payable only from the assets of the bankruptcy estate. The Company has removed this debt from its June 30, 2003 balance sheet as a component of the loss on disposal of Odda.

(e) The bank loans are collateralized by Koffolk's receivables and inventory, accrue interest at LIBOR plus 1.25%, and are repayable in equal quarterly payments through 2005.

         The aggregate maturities of long-term debt as of June 30, 2003 are:

                                  YEAR ENDED JUNE 30,
                                ---------------------
                                2004.................    $    24,124
                                2005.................          2,154
                                2006.................             78
                                2007.................            142
                                2008.................        100,017
                                                         -----------
                                  Total..............    $   126,515
                                                         ===========

9.  REDEEMABLE COMMON STOCK OF SUBSIDIARY

    A key executive of the Company has a 2.1% ownership interest in the common stock of a subsidiary. The subsidiary's shares are redeemable at fair market value, based on independent appraisal, upon the death, disability or termination of the key executive. The Company and its subsidiary have entered into a severance agreement with the executive for payments based on a multiple of pre-tax earnings (as defined). The payments are subject to certain restrictions pursuant to terms of the senior credit facility. At June 30, 2003 no severance payments would have been due upon termination.

    In connection with the 2001 separation of employment of a senior executive, who also had an ownership interest in the subsidiary, pursuant to stock buyback and severance provisions similar to the aforementioned agreements, the Company recorded a charge of $1,282 in selling, general and administrative expenses and reclassified $200 from redeemable securities to accrued expenses and other current liabilities.

10.  REDEEMABLE PREFERRED STOCK

    Redeemable preferred securities were issued on November 30, 2000 to Palladium Equity Partners II, LP and certain of its affiliates ("Palladium Investors") as follows:

    Preferred B -- $25,000 -- 25,000 shares

    Preferred C -- $20,000 -- 20,000 shares

    The redeemable preferred stock is entitled to cumulative cash dividends, payable semi-annually, at 15% per annum of the liquidation value. The liquidation value of the Preferred B stock is an amount equal to $1 per share plus all accrued and unpaid dividends (the "Liquidation Value"). The redeemable Preferred C stock is entitled to the Liquidation Value plus a percentage of the equity value of the Company, as defined in the amended Certificate of Incorporation. The equity value is calculated as a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Company's business ("Equity Value"). The Company may, within 90 days before and 90 days after the annual anniversary of the closing date, redeem the Preferred B stock, in whole or in

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


part, at the Liquidation Value for cash, provided that if Preferred B is redeemed separately from the Preferred C, then the Preferred B must be redeemed for the Liquidation Value plus an additional amount that would generate an internal rate of return of 20% to Palladium Investors on the Preferred B investment.

    Redemption in part of Preferred B is only available if at least 50% of the outstanding Preferred B is redeemed. On the third closing anniversary and on each closing anniversary thereafter, the Company may redeem, for cash only, in whole the Preferred C, at the Liquidation Value plus the Equity Value payment.

    At any time after the redemption of the Company's Senior Subordinated Notes (due June 2008), Palladium Investors shall have the right to require the Company to redeem, for cash, the Preferred B at the Liquidation Value and the Preferred C at the Liquidation Value plus the Equity Value payment.

    In 2001, the redeemable preferred securities were initially recorded at $40,808, representing proceeds of $45,000, net of issuance costs of $4,192. Immediately thereafter, the Company recorded a charge of $4,192 to retained earnings to reflect the accretion of the preferred securities to their fair market value at the closing date.

    Dividends of $8,808, $7,623 and $3,980 for 2003, 2002 and 2001,
respectively, were accrued on the preferred securities and charged to retained earnings. Equity Value of $3,470, $0 and $0 for 2003, 2002 and 2001, respectively, was accrued and charged to retained earnings.

    An annual management advisory fee of $2,250 is payable to the Palladium Investors until all Preferred B and Preferred C shares are redeemed. Payments are due quarterly in advance and are charged to general and administrative expense. The management fee was $2,250, $2,250 and $1,313 for 2003, 2002 and 2001, respectively.

    The agreement with the Palladium Investors contains covenants which restrict, without the consent of at least one director designated by the Palladium Investors (or if no such director is then serving on the Board, at least one of the Palladium Investors), certain (a) issuances of equity securities, (b) sales of assets in excess of $10,000, (c) purchases of business and other investments in excess of $10,000, (d) incurrence of indebtedness for borrowed money in excess of $12,500, (e) redemptions, acquisitions or other purchases of equity securities, (f) transactions with officers, directors, stockholders or employees or any family member or affiliate thereof in excess of $500, (g) compensation and benefits of certain officers, and (h) transactions involving a change of control.

11.  COMMON STOCK AND PAID-IN CAPITAL

COMMON STOCK:

    Common stock at June 30, 2003 and 2002 was:

                                                    AUTHORIZED   ISSUED    AMOUNT
                                                      SHARES     SHARES    AT PAR
                                                    ----------   ------    ------
                      Class A common stock......       16,200    12,600    $  .10
                      Class B common stock......       14,100    11,888    $  .10
                                                      -------   -------
                                                       30,300    24,488

    The entire voting power is vested in the holders of Class A common stock, except the holders of Class A common stock are entitled to elect all but three of the directors. The holders of Class B common stock are entitled to elect one director, and the purchasers of the Preferred B and Preferred C are entitled by contract to elect two directors. No dividends may be paid to common stockholders until all dividends have been paid to preferred stockholders. Thereafter, holders of Class A common stock shall receive dividends, when and as declared by the directors, at the rate of 5.5% of the par value of such stock (non-cumulative). After all declared dividends have been paid to Class A common stockholders, dividends may be declared and paid to the holders of Class B common stock. In the event of any complete liquidation, dissolution, winding-up of the business, or sale of all the assets of the Company, and after the redemption of the preferred stock, the Class A common stockholders are entitled to a distribution equal to the par value of the stock plus declared and unpaid dividends. Thereafter, the remaining assets of the Company shall be distributed to the holders of Class B common stock.

    Issued shares include redeemable common stock held by a minority shareholder.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


REDEEMABLE COMMON STOCK:

    Pursuant to terms of an agreement with a minority shareholder, who is also an officer of the Company, the Company is required to purchase at book value, the Class B shares of such shareholder upon his retirement, death, disability, or the termination of his employment. Should such shareholder elect to sell his shares, the Company has a right of first offer and an option to purchase the shares. The Company records a liability for the redemption amount as calculated at each balance sheet date. The liability was $0 as of June 30, 2003 and 2002. Income of $0, $378 and $3,135 for 2003, 2002 and 2001, respectively, was recorded to adjust the shares to redeemable value at the balance sheet date.

12.  EMPLOYEE BENEFIT PLANS

    The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible domestic nonunion employees who meet certain requirements of age, length of service and hours worked per year. The benefits provided by the plans are based upon years of service and the employees' average compensation, as defined. The Company's policy is to fund the pension plans in amounts which comply with contribution limits imposed by law.

    The Company's Belgium subsidiary maintains a defined contribution and a defined benefit plan for eligible employees. Benefits are based on employee compensation and service.

    Reconciliations of changes in benefit obligations, plan assets, and funded status of the plans were:

                                                            DOMESTIC                  INTERNATIONAL
                                                    ------------------------     -----------------------
                                                    JUNE 2003     JUNE 2002      JUNE 2003     JUNE 2002
                                                    ---------     ----------     ---------     ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ......      $ 11,821       $  9,652       $ 4,251       $ 3,518
Service cost .................................         1,056            879           310           217
Employee contributions .......................            --             --           100            --
Interest cost ................................           784            714           259           164
Benefits paid ................................          (243)          (179)          (29)           --
Actuarial (gain) or loss .....................          (663)           (34)          879            --
Amendments ...................................            --             37            --            --
Change in discount rate ......................         3,091            752           218            --
Exchange rate effect .........................            --             --           607           352
                                                    --------       --------       -------       -------
Benefit obligation at end of year ............      $ 15,846       $ 11,821       $ 6,595       $ 4,251
                                                    ========       ========       =======       =======

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year      $  9,717       $  9,193       $ 2,882       $ 2,524
Actual return on plan assets .................           537             75           204           123
Employer contributions .......................           376            628           841            --
Employee contributions .......................            --             --           100            --
Benefits paid ................................          (243)          (179)          (29)           --
Exchange rate effect .........................            --             --           568           235
                                                    --------       --------       -------       -------
Fair value of plan assets at end of year .....      $ 10,387       $  9,717       $ 4,566       $ 2,882
                                                    ========       ========       =======       =======

FUNDED STATUS
Funded status of the plan ....................      $ (5,459)      $ (2,104)      $(2,029)      $(1,369)
Unrecognized net actuarial (gain) or loss ....         2,359           (346)          961            --
Unrecognized prior service cost ..............          (554)          (715)           --            --
Unrecognized transition (asset) ..............           (12)           (15)           --            --
                                                    --------       --------       -------       -------
(Accrued) pension cost .......................      $ (3,666)      $ (3,180)      $(1,068)      $(1,369)
                                                    ========       ========       =======       =======

    Significant assumptions for the plans were:

                                                                      DOMESTIC                   INTERNATIONAL
                                                        -------------------------------------   --------------
                                                           2003         2002          2001       2003     2002
                                                        ----------    ---------    ----------   ------   -----
Discount rate for service and interest cost .....        7.1%         7.5%         7.5%         5.8%      5.8%
Expected rate of return on plan assets ..........        7.5%         7.5%         7.5%         6.0%      6.0%
Rate of compensation increase (depending on  age)        3.0%-4.5%    3.0%-4.5%    3.0%-4.5%    3.0%      3.0%
Discount rate for year-end benefit obligation ...        5.8%         7.1%         7.5%         5.5%      5.8%

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

      Components of net periodic pension expense were:

                                                                    DOMESTIC                      INTERNATIONAL
                                                        ---------------------------------      --------------------
                                                         2003         2002         2001         2003         2002
                                                        -------      -------      -------      -------      -------
Service cost -- benefits earned during the year ...     $ 1,056      $   879      $   949      $   310      $   217
Interest cost on benefit obligation ...............         784          714          618          259          164
Expected return on plan assets ....................        (756)        (709)        (576)        (203)        (123)
Amortization of initial unrecognized net transition
  (asset) .........................................          (3)          (3)          (3)          --           --
Amortization of prior service costs ...............        (162)        (165)        (165)          --           --
Amortization of (gain) ............................         (57)         (57)         (31)          --           --
                                                        -------      -------      -------      -------      -------
Net periodic pension expense ......................     $   862      $   659      $   792      $   366      $   258
                                                        =======      =======      =======      =======      =======

      The Company assumed the liability for the International pension plan during 2002 as part of the MFA acquisition.

      In addition to Belgium, most of the Company's foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans primarily are based on compensation levels. Funding policies are based on legal requirements and local practices. Expense under these plans was $682, $683 and $489 for 2003, 2002 and 2001, respectively.

      The Company and its domestic subsidiaries provide a 401(k) savings plan, under which an employee may make a pre-tax contribution of up to 60% of base compensation. The Company makes a non-matching contribution equal to 1% of the employee's base compensation and a matching contribution equal to 50% of the employee's contribution up to the first 3% of base compensation and 25% of the employee's contribution from 3% to 6% of base compensation. All employee contributions are subject to the maximum amounts permitted for federal income tax purposes. Employees vest in the Company's matching contributions over 5 years. The Company's contribution was $528, $539 and $580 in 2003, 2002 and 2001, respectively.

      The Company has a deferred compensation and supplemental retirement plan for certain senior executives. The benefits provided by the plan are based upon years of service and the executives' average compensation, subject to certain limits. The plan also provides for death benefits before retirement. Expense under this plan was $249, $204, and $123 in 2003, 2002 and 2001, respectively. The aggregate liability under this plan amounted to $1,678 and $1,429 at June 30, 2003 and 2002, respectively. To assist in funding the benefits of the plan, the Company invested in corporate-owned life insurance policies, through a trust, which at June 30, 2003 and 2002 had cash surrender values of $1,299 and $1,142, respectively, and are included in other assets.

      The Company has an executive income program to provide a pre-retirement death benefit and a supplemental retirement benefit for certain senior executives. The aggregate liability under this plan amounted to $385 and $364 at June 30, 2003 and 2002, respectively. To assist in funding the benefits of the plan, the Company invested in split-dollar life insurance policies, which at June 30, 2003 and 2002 had cash surrender values to the Company of $1,392 and $1,257, respectively, and are included in other assets.

13. INCOME TAXES

    Income (loss) from continuing operations before income taxes was:

                                                            2003          2002          2001
                                                           --------     --------      --------
Domestic .............................................     $  3,855     $ (5,507)     $(11,238)
Foreign ..............................................        3,876       (5,664)         (457)
                                                           --------     --------      --------
Income (loss) from continuing operations before income
  taxes ..............................................     $  7,731     $(11,171)     $(11,695)
                                                           ========     ========      ========

      Components of the provision (benefit) for income taxes were:

                                                                                 2003        2002         2001
                                                                               ---------  ----------   ----------
              Current tax provision (benefit):
                U.S. Federal...................................                $      --  $       --   $       --
                State and local................................                      516        (256)       1,711
                Foreign........................................                    2,332       2,573        3,639
                                                                               ---------  ----------   ----------
                Total current tax provision....................                    2,848       2,317        5,350
                                                                               ---------  ----------   ----------
              Deferred tax provision (benefit):
                U.S. Federal...................................                    1,705      (1,225)      (3,078)

               PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                State and local................................                     (345)       (590)        (210)
                Foreign........................................                    1,618        (399)      (3,373)
                Change in valuation allowance  --  domestic....                   (1,360)     14,726          930
                                               --  foreign ....                    5,610          --           --
                                                                               ---------  ----------   ----------
                Total deferred tax provision (benefit).........                    7,228      12,512       (5,731)
                                                                               ---------  ----------   ----------
              Provision (benefit) for income taxes.............                $  10,076  $   14,829   $     (381)
                                                                               =========  ==========   ==========


      Reconciliations of the Federal statutory rate to the Company's effective tax rate are:

                                                                      2003        2002      2001
                                                                      ----        ----      ----
   U.S. Federal income tax rate..................................     35.0%     (35.0)%   (35.0)%
   State and local taxes, net of federal income tax effect.......      1.4       (4.9)       8.3
   Foreign tax rate differences and taxes in certain profitable
     foreign jurisdictions.......................................     33.9       42.1       23.8
   Change in valuation allowance.................................     55.0      131.8        8.0
   Non-taxable income............................................       --         --       (9.4)
   Expenses with no tax benefit..................................      4.4        1.0        1.5
   Other.........................................................      0.6       (2.3)      (0.5)
                                                                     -----      -----       ----
   Effective tax rate............................................    130.3%     132.7%      (3.3)%
                                                                     =====      =====       ====


      Provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries of approximately $37,500, whose earnings have been or are intended to be reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated.

      The tax effects of significant temporary differences that comprise deferred tax assets and liabilities at June 30, 2003 and 2002 were:

                                                                     AS OF JUNE 30,
                                                               -------------------------
                                                                  2003           2002
                                                               -----------   -----------
       Deferred tax assets:
         Employee benefits.................................    $     3,194   $     2,440
         Property, plant and equipment.....................            686           959
         Insurance.........................................            341           440
         Receivables allowances............................            770           878
         Inventory.........................................          4,588         4,490
         Environmental remediation.........................          1,232           852
         Alternative minimum tax...........................            163           158
         Net operating loss carry forwards  --  domestic...         20,186        12,664
                                            --  foreign....          1,290         1,695
         Other.............................................          2,125         3,260
                                                               -----------   -----------
                                                                    34,575        27,836
         Valuation allowance...............................        (32,954)      (18,495)
                                                               -----------   -----------
                                                                     1,621         9,341
                                                               -----------   -----------
       Deferred tax liabilities
         Property, plant and equipment.....................         (2,354)       (2,846)
         Other.............................................         (1,962)       (1,872)
                                                               -----------   -----------
                                                                    (4,316)       (4,718)
                                                               -----------   -----------
       Net deferred tax (liability) asset..................    $    (2,695)  $     4,623
                                                               ===========   ===========


      Deferred taxes are included in the following line items in the consolidated balance sheets:

                                                                    2003         2002
                                                                 ----------   ----------
     Prepaid expenses and other current assets...............    $      690   $    6,593
     Accrued expenses, taxes and other current liabilities...          (111)        (717)
     Other assets............................................           624          305
     Other liabilities.......................................        (3,898)      (1,558)
                                                                 ----------   ----------
                                                                 $   (2,695)  $    4,623
                                                                 ==========   ==========

      The Company has incurred domestic and foreign losses in recent years and has reassessed the likelihood of recovering net deferred tax assets, resulting in the recording of valuation allowances due to the uncertainty of future profitability. The Company recorded income tax expense and increased the valuation allowances by $5,610 and $12,154 during the fourth quarters of 2003 and 2002,

               PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

respectively. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

      The Company has domestic federal net operating loss carry forwards of approximately $52,000 that expire in 2019 through 2023, state net operating loss carry forwards of approximately $44,000 that expire over various periods beginning in 2005 and foreign net operating loss carry forwards of approximately $8,000 that expire over various periods beginning in 2010.

14. COMMITMENTS AND CONTINGENCIES

(A) LEASES:

      The Company leases office, warehouse and manufacturing equipment and facilities for minimum annual rentals (plus certain cost escalations) as follows:

                                                           CAPITAL   OPERATING
                       YEAR ENDED JUNE 30                  LEASES     LEASES
         ----------------------------------------------   ---------  --------
         2004..........................................   $ 452      $  1,970
         2005..........................................     125         1,357
         2006..........................................      34           732
         2007..........................................      32           452
         2008..........................................      17           370
         Thereafter....................................      --           125
                                                          -----      --------
         Total minimum lease payments..................   $ 660      $  5,006
                                                                     ========
         Amounts representing interest.................      60
                                                          -----
         Present value of minimum lease payments.......   $ 600
                                                          =====

      Equipment under capitalized leases included in the consolidated balance sheet at June 30, 2003 was $1,245, net of accumulated depreciation of $350.

      Operating lease commitments include $1,375 with a related party controlled by shareholders of the Company, as described in Related Party Transactions.

      Rent expense under operating leases for 2003, 2002 and 2001 was $2,271, $2,061 and $1,851, respectively.

(B) LITIGATION:

      On or about April 17, 1997, CP Chemicals, Inc. (a subsidiary, "CP") and the Company were served with a complaint filed by Chevron U.S.A. Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that the Company, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. That settlement is in the process of being implemented. The Company's and CP's portion of the settlement for past costs and expenses through the entry of the Consent Order was $495 and was included in selling, general and administrative expenses in the 2002 statement of operations and comprehensive income. Such amount was paid in 2003. The Consent Order then provides for a period of due diligence investigation of the property owned by Chevron. The investigation has been conducted and the results are under review. The investigation costs are being split with one other defendant, Vulcan Materials Company. Upon completion of the review of the results of the investigation, a decision will be made whether to opt out of the settlement or proceed. If no party opts out of the settlement, the Company and CP will take title to the adjoining Chevron property, probably through the use of a three-member New Jersey limited liability company. The third member of the limited liability company will be Vulcan Materials Company. The Company also has commenced negotiations with Chevron regarding its allocation of responsibility and associated costs under the Consent Order. While the costs cannot be estimated with any degree of certainty at this time, the Company believes that insurance recoveries will be available to offset some of those costs.

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under CERCLA by the EPA, involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $635 has been paid as of June 30, 2003. Some recovery from insurance and other sources is expected. The Company also has accrued its best estimate of any future costs.

               PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

      Phibro-Tech, Inc. has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control and has reached an oral agreement to pay $425 over six years.

      In February 2000, the EPA notified numerous parties of potential liability for waste disposal at a licensed Casmalia, California disposal site, including a business, assets of which were originally acquired by a subsidiary in 1984. A settlement has been reached in this matter and the Company has paid $171 of the settlement amount.

      On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the EPA relating to a third-party superfund site in Rhode Island. The Company is investigating the matter, which relates to events in the 1950's and 1960's.

      By notice dated August 14, 2003, the Company's Phibro-Tech subsidiary's Santa Fe Springs, California facility was notified by the California Department of Toxic Substances Control that it was deemed a potentially responsible party in connection with a third-party site in Wilmington, California. The Company is investigating this matter, but believes it relates to matters that took place before Phibro-Tech acquired the Santa Fe Springs, California operations. The Company does not believe it will have any material liability in this matter.

      The Company and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities and governmental regulation. Certain of these actions seek damages in various amounts. In most cases, such claims are covered by insurance. The Company believes that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on its financial position.

(C) ENVIRONMENTAL REMEDIATION:

      The Company's operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company's current and former operations and those of its subsidiaries exposes the Company and its subsidiaries to the risk of claims with respect to such matters. Under certain circumstances, the Company or any of its subsidiaries might be required to curtail operations until a particular problem is remedied. Known costs and expenses under environmental laws incidental to ongoing operations are generally included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws or to investigate or remediate potential or actual contamination and from time to time the Company establishes reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict.

      The Company's subsidiaries have, from time to time, implemented procedures at their facilities designed to respond to obligations to comply with environmental laws. The Company believes that its operations are currently in material compliance with such environmental laws, although at various sites its subsidiaries are engaged in continuing investigation, remediation and/or monitoring efforts to address contamination associated with their historic operations.

      The nature of the Company's and its subsidiaries' current and former operations exposes the Company and its subsidiaries to the risk of claims with respect to environmental matters and the Company cannot assure it will not incur material costs and liabilities in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on the Company's financial position. Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,791, which is included in current and long-term liabilities in the June 30, 2003 consolidated balance sheet (approximately $2,834 in 2002). Environmental provisions were $1,630, $2,164 and $1,252 for 2003, 2002 and 2001, respectively, and were included in selling, general and administrative expenses in the consolidated statements of operations.

15. FINANCIAL INSTRUMENTS

      Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions in various countries. The Company sells to customers in a variety of industries, markets and countries. Concentrations of credit risk with respect to receivables

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

arising from these sales are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial conditions are performed and, generally, no collateral is required. The Company maintains appropriate reserves for uncollectible receivables.

      The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short-term debt is considered to be representative of their fair value because of their short maturities. The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. At June 30, 2003 and 2002, the fair value of the Company's Senior Subordinated Notes was $40,000 and $51,000, respectively, and the related carrying amount was $100,000. At June 30, 2003 and 2002, the fair value of the Company's other long-term debt does not differ materially from its carrying amount based on the variable interest rate structure of these obligations.

      The Company obtains third-party letters of credit in connection with certain inventory purchases and insurance obligations. The contract values of the letters of credit at June 30, 2003 and 2002 were $2,593 and $1,793, respectively. The difference between the carrying values and fair values of these letters of credit was not material.

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

      From time to time, the Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates and as a means of hedging forecasted operating costs. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. Pursuant to SFAS No. 133, all cumulative changes in a foreign currency option's fair value are deferred as a component of accumulated other comprehensive income until the underlying hedged transactions are reported on the Company's consolidated statement of operations and comprehensive income. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company's foreign currency options and forward contracts and commodity futures contracts were designated as cash flow hedges and qualified for hedge accounting treatment. The Company deferred $81 and $1,062 of cumulative gains (net of losses) on various foreign exchange options, forward contracts and copper futures contracts designated as cash flow hedges as of June 30, 2003 and 2002, respectively.

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

16. BUSINESS SEGMENTS

      The Company's reportable segments are Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other. Reportable segments have been determined primarily on the basis of the nature of products and services and certain similar operating units have been aggregated. The Company's Animal Health and Nutrition segment manufactures and markets more than 500 formulations and concentrations of medicated feed additives and nutritional feed additives including antibiotics, antibacterials, anticoccidials, anthelmintics, trace minerals, vitamins, vitamin premixes and other animal health and nutrition products. The Industrial Chemicals segment manufactures and markets a number of chemicals for use in the pressure-treated wood, chemical catalyst, semiconductor, automotive, and aerospace industries. The Distribution segment markets and distributes a variety of industrial, specialty and fine organic chemicals and intermediates produced primarily by third parties. The All Other segment manufactures and markets a variety of specialty custom chemicals and copper-based fungicides. Intersegment sales and transfers were not significant. The following segment data includes information only for continuing operations.

               PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


                                ANIMAL
                                HEALTH &      INDUSTRIAL                                       CORPORATE
      2003 SEGMENT DATA        NUTRITION      CHEMICALS       DISTRIBUTION      ALL OTHER        & OTHER           TOTAL
      -----------------        ---------      ---------       ------------      ---------        -------           -----
Net Sales .............        $250,706        $ 48,797         $ 30,072        $ 25,650        $     --         $355,225
Operating income (loss)          38,472          (1,855)           3,207             261         (14,948)          25,137
Depreciation and
  amortization ........           7,690           2,904               12             723           1,554           12,883
Identifiable assets ...         190,864          33,191            9,154          12,735          12,811          258,755
Capital expenditures ..           5,669           2,836               --             538               2            9,045


                                ANIMAL
                                HEALTH &      INDUSTRIAL                                       CORPORATE
    2002 SEGMENT DATA          NUTRITION      CHEMICALS      DISTRIBUTION      ALL OTHER        & OTHER           TOTAL
    -----------------          ---------      ---------      ------------      ---------        -------           -----
Net Sales .............        $239,602        $ 50,854         $ 27,852        $ 22,241        $     --         $340,549
Operating income (loss)          28,298          (7,324)           2,345             252         (13,854)           9,717
Depreciation and
  amortization ........           7,438           3,535               12             646           1,049           12,680
Identifiable assets ...         186,118          38,985            8,059          14,385          10,393          257,940
Capital expenditures ..           5,915           2,328               12             303             119            8,677


                                ANIMAL
                                HEALTH &      INDUSTRIAL                                       CORPORATE
    2001 SEGMENT DATA          NUTRITION      CHEMICALS      DISTRIBUTION      ALL OTHER        & OTHER           TOTAL
    -----------------          ---------      ---------      ------------      ---------        -------           -----
Net Sales .............        $197,806        $ 55,111        $ 34,074        $ 32,673         $     --         $319,664
Operating income (loss)          17,562             664           3,057          (5,763)         (10,086)           5,434
Depreciation and
  amortization ........           5,089           3,334              42           1,158              782           10,405
Identifiable assets ...         169,870          51,199          10,948          18,604           21,723          272,344
Capital expenditures ..           2,669           3,383              18             289              251            6,610

17. GEOGRAPHIC INFORMATION

      The following is information about the Company's geographic operations. Information is attributed to the geographic areas based on the location of the Company's subsidiaries.


                                                        2003          2002         2001
                                                     -----------  -----------  -----------
       NET SALES:
         United States..........................     $   233,942  $   219,981  $   209,848
         Europe.................................          30,122       23,877       25,133
         Israel.................................          44,383       45,266       52,746
         Latin America..........................          25,235       28,970       19,603
         Asia/Pacific...........................          21,543       22,455       12,334
                                                     -----------  -----------  -----------
         Total..................................     $   355,225  $   340,549  $   319,664
                                                     ===========  ===========  ===========


                                                         2003        2002          2001
                                                      ----------  ----------    ----------
       PROPERTY, PLANT AND EQUIPMENT, NET:
         United States............................    $   16,720  $   19,370    $   20,641
         Europe...................................        22,998      19,618        16,745
         Israel...................................        10,990      12,647        14,219
         Latin America............................        15,396      13,772        16,426
         Asia/Pacific.............................           336         258           290
                                                      ----------  ----------    ----------
         Total....................................    $   66,440  $   65,665    $   68,321
                                                      ==========  ==========    ==========

               PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

18.  VALUATION AND QUALIFYING ACCOUNTS

      The allowance for doubtful accounts was:

                                               2003        2002        2001
                                            ---------   ----------  ---------
      Balance at beginning of period....    $   1,485   $    1,769  $     677
      Provision for bad debts...........          348          994      1,164
      Bad debt write-offs...............         (388)      (1,278)       (72)
                                            ---------   ----------  ---------
      Balance at end of period..........    $   1,445   $    1,485  $   1,769
                                            =========   ==========  =========

19.  DIVESTITURES

      On May 4, 2001, the Company sold its Agtrol U.S. business to Nufarm, Inc. ("Nufarm"). On June 14, 2001, the Company sold its Agtrol international business to Nufarm. The sale included inventory and intangible assets but did not include the manufacturing facilities. The Company entered into agreements to supply copper fungicide products to Nufarm from its Sumter, South Carolina plant for five years, and from its Bordeaux, France plant for three years.

      The sales price was cash of $27,139. The Company recorded a pre-tax gain of $1,457. Approximately $1,484 of additional gain was deferred and is being recognized over the period of the related supply agreements. Revenues for the Agtrol business amounted to $31,333 for 2001. Operating (losses) for the Agtrol business were ($6,444) for 2001.

20. CONSOLIDATING FINANCIAL STATEMENTS

      The Senior Subordinated Notes due 2008 (the "Notes") (see Note 8) are guaranteed by certain subsidiaries. The Company's U.S. subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

      The following consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent, Guarantors and Non-Guarantor Subsidiaries. The Company is the Parent. The Guarantor Subsidiaries include all domestic subsidiaries of the Company including: CP Chemicals, Inc.; Phibro-Tech, Inc.; Mineral Resource Technologies, Inc.; Prince Agriproducts, Inc.; The Prince Manufacturing Company; Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc. The Guarantor Subsidiaries and Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by the Company.

      Investments in subsidiaries are accounted for by the Parent using the equity method. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group.

      The principal consolidation adjustments are to eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                        PHIBRO ANIMAL HEALTH CORPORATION

                           CONSOLIDATING BALANCE SHEET

                                                                     AS OF JUNE 30, 2003
                                                                     -------------------
                                                                          FOREIGN
                                                      U.S. GUARANTOR    SUBSIDIARIES    CONSOLIDATION     CONSOLIDATED
                                         PARENT        SUBSIDIARIES    NON-GUARANTORS    ADJUSTMENTS        BALANCE
                                         ------        ------------    --------------    -----------        -------
                                                                       (IN THOUSANDS)
                                                                           ASSETS
Current Assets:
  Cash and cash equivalents.....      $         43     $      2,286     $      8,850                      $     11,179
  Trade receivables.............             2,759           24,523           28,389                            55,671
  Other receivables.............               957              736            1,949                             3,642
  Inventory.....................             2,612           45,544           40,611                            88,767
  Prepaid expenses and other....             3,267            1,439            5,482                            10,188
  Current assets from discontinued
    operations..................               --             4,942              --                              4,942
                                      ------------     ------------     ------------     ------------     ------------
    Total current assets........             9,638           79,470           85,281              --           174,389
                                      ------------     ------------     ------------     ------------     ------------
Property, plant & equipment,
  net...........................               153           16,566           49,721                            66,440
Intangibles.....................               --               --             8,669                             8,669
Investment in subsidiaries......            96,672            3,621              --          (100,293)             --
Intercompany....................            35,186          (27,293)          (2,537)          (5,356)             --
Other assets....................            11,516            1,832              851                            14,199
Other assets from discontinued
  operations....................               --            10,650              --                             10,650
                                      ------------     ------------     ------------     ------------     ------------
                                      $    153,165     $     84,846     $    141,985        $(105,649)    $    274,347
                                      ============     ============     ============     ============     ============

                                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Cash overdraft................      $        350     $      1,327     $          9                      $      1,686
  Loan payable to banks.........            32,147              --             6,767                            38,914
  Current portion of long term
    debt........................            21,599              447            2,078                            24,124
  Accounts payable..............             3,304           28,276           25,335                            56,915
  Accrued expenses and other....             6,924           11,082           23,603                            41,609
  Current liabilities from
    discontinued operations.....               --             2,051              --                              2,051
                                      ------------     ------------     ------------     ------------     ------------
    Total current liabilities...            64,324           43,183           57,792              --           165,299
                                      ------------     ------------     ------------     ------------     ------------
Long term debt..................           100,073          (67,265)          74,939           (5,356)         102,391
Other liabilities...............             4,397           13,403            4,288                            22,088
Other liabilities from
  discontinued operations.......               --               198              --                                198

Redeemable Securities:
  Series B and C preferred
    stock.......................            68,881              --               --                             68,881
                                      ------------     ------------     ------------     ------------     ------------

Stockholders' Equity (Deficit):
  Series A preferred stock......               521              --               --                                521
  Common stock..................                 2               32              --               (32)               2
  Paid in capital...............               860          110,885            5,179         (116,064)             860
  Accumulated deficit...........           (79,489)         (15,479)           6,079            9,400          (79,489)
  Accumulated other comprehensive
    income (loss):                                                                                                 --
    gain on derivative
       instruments..............                81               81              --               (81)              81
    cumulative currency
       translation adjustment...            (6,485)            (192)          (6,292)           6,484           (6,485)
                                      ------------     ------------     ------------     ------------     ------------
    Total stockholders' equity
       (deficit)................           (84,510)          95,327            4,966         (100,293)         (84,510)
                                      ------------     ------------     ------------     ------------     ------------
                                      $    153,165     $     84,846     $    141,985        $(105,649)    $    274,347
                                      ============     ============     ============     ============     ============

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                        PHIBRO ANIMAL HEALTH CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                              FOR THE YEAR ENDED JUNE 30, 2003
                                                              --------------------------------
                                                                          FOREIGN
                                                     U.S. GUARANTOR     SUBSIDIARIES     CONSOLIDATION      CONSOLIDATED
                                       PARENT         SUBSIDIARIES     NON-GUARANTORS     ADJUSTMENTS         BALANCE
                                       ------         ------------     --------------     -----------         -------
                                                                       (IN THOUSANDS)
Net sales .....................     $     25,320      $    210,111      $    128,380      $     (8,586)     $    355,225
Cost of goods sold ............           20,083           160,097            92,134            (8,586)          263,728
                                    ------------      ------------      ------------      ------------      ------------
  Gross profit ................            5,237            50,014            36,246                --            91,497
Selling, general and
  administrative expenses .....           18,064            29,207            19,089                              66,360
                                    ------------      ------------      ------------      ------------      ------------
Operating income (loss) .......          (12,827)           20,807            17,157                --            25,137
Other:
  Interest expense ............           (3,789)            9,670            10,461                              16,342
  Interest (income) ...........               (2)               --               (84)                                (86)
  Other expense (income) ......            3,283            (3,363)            1,357                               1,277
  (Gains) from sale of
     assets ...................               --              (118)               (9)                               (127)
  Intercompany allocation .....          (14,980)           14,366               614                                  --
  Loss (profit) relating to
     subsidiaries .............            4,082                --                --            (4,082)               --
                                    ------------      ------------      ------------      ------------      ------------
  Income (loss) from continuing
     operations before income
     taxes ....................           (1,421)              252             4,818             4,082             7,731
Provision for income taxes ....              924               622             8,530                              10,076
                                    ------------      ------------      ------------      ------------      ------------
  Income (loss) from continuing
     operations ...............           (2,345)             (370)           (3,712)            4,082            (2,345)
Discontinued operations:
  Profit (loss) relating to
     discontinued operations ..           14,805                --                --           (14,805)               --
  (Loss) from discontinued
     operations (net of income
     taxes) ...................               --            (3,454)          (11,077)                            (14,531)
  (Loss) income on disposal of
     discontinued operations
     (net of income taxes) ....          (30,019)               --            29,336                                (683)
                                    ------------      ------------      ------------      ------------      ------------
     Net income (loss) ........     $    (17,559)     $     (3,824)     $     14,547      $    (10,723)     $    (17,559)
                                    ============      ============      ============      ============      ============

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                        PHIBRO ANIMAL HEALTH CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  FOR THE YEAR ENDED JUNE 30, 2003
                                                                  --------------------------------
                                                                              FOREIGN
                                                         U.S. GUARANTOR     SUBSIDIARIES     CONSOLIDATION      CONSOLIDATED
                                           PARENT         SUBSIDIARIES     NON-GUARANTORS     ADJUSTMENTS         BALANCE
                                           ------         ------------     --------------     -----------         -------
                                                                           (IN THOUSANDS)
Operating Activities:
  Net income (loss) ...............     $    (17,559)     $     (3,824)     $     14,547      $    (10,723)     $    (17,559)
  Adjustment for discontinued
    operation .....................           15,214             3,454           (18,259)           14,805            15,214
                                        ------------      ------------      ------------      ------------      ------------
  Income (loss) from continuing
    operations ....................           (2,345)             (370)           (3,712)            4,082            (2,345)
  Adjustments to reconcile income
    (loss) from continuing
    operations to net cash provided
    (used) by operating activities:
    Depreciation and amortization .            1,554             3,856             7,473                              12,883
    Deferred income taxes .........               --                --             7,228                               7,228
    Gains from sale of assets .....               --              (118)               (9)                               (127)
    Unrealized foreign currency
      losses ......................               --              (399)              789                                 390
    Other .........................              218               553              (692)                                 79
    Changes in operating assets and
      liabilities:
      Accounts receivable .........              301             1,734               973                               3,008
      Inventory ...................               95            (3,719)            3,102                                (522)
      Prepaid expenses and other ..             (702)              363            (2,838)                             (3,177)
      Other assets ................           (3,171)            1,131              (592)                             (2,632)
      Intercompany ................           13,064            (9,046)               64            (4,082)               --
      Accounts payable ............            2,280            13,256             5,012                              20,548
      Accrued expenses and other ..            1,415             2,421            (5,298)                             (1,462)
  Cash provided (used) by
    discontinued operations .......             (238)           (1,928)            2,952                                 786
                                        ------------      ------------      ------------      ------------      ------------
    Net cash provided by
      operating activities ........           12,471             7,734            14,452                --            34,657
                                        ------------      ------------      ------------      ------------      ------------

Investing Activities:
  Capital expenditures ............               (2)           (2,923)           (6,120)                             (9,045)
  Proceeds from sale of assets ....               --             2,530                36                               2,566
  Other investing .................               --                --               724                                 724
  Discontinued operations .........               --              (493)            2,277                               1,784
                                        ------------      ------------      ------------      ------------      ------------
    Net cash (used) by
      investing activities ........               (2)             (886)           (3,083)               --            (3,971)
                                        ------------      ------------      ------------      ------------      ------------

Financing Activities:
  Cash overdraft ..................             (226)           (4,175)           (1,680)                             (6,081)
  Net (decrease) in short term
    debt ..........................           (5,844)               --              (416)                             (6,260)
  Proceeds from long term debt ....               --                --             2,000                               2,000
  Payments of long term debt ......           (6,813)             (526)           (8,698)                            (16,037)
                                        ------------      ------------      ------------      ------------      ------------
    Net cash (used) by
      financing activities ........          (12,883)           (4,701)           (8,794)               --           (26,378)
                                        ------------      ------------      ------------      ------------      ------------
Effect of exchange rate
  changes on cash .................               --                 9               443                                 452
                                        ------------      ------------      ------------      ------------      ------------
Net increase (decrease) in
  cash and cash equivalents .......             (414)            2,156             3,018                --             4,760
Cash and cash equivalents at
  beginning of period .............              457               130             5,832                               6,419
                                        ------------      ------------      ------------      ------------      ------------
Cash and cash equivalents at end of
  period ..........................     $         43      $      2,286      $      8,850      $         --      $     11,179
                                        ============      ============      ============      ============      ============

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                        PHIBRO ANIMAL HEALTH CORPORATION

                           CONSOLIDATING BALANCE SHEET

                                                                     AS OF JUNE 30, 2002
                                                                     -------------------
                                                                           FOREIGN
                                                     U.S. GUARANTOR     SUBSIDIARIES     CONSOLIDATION      CONSOLIDATED
                                       PARENT         SUBSIDIARIES     NON-GUARANTORS     ADJUSTMENTS         BALANCE
                                       ------         ------------     --------------     -----------         -------
                                                                       (IN THOUSANDS)
                                                                           ASSETS
Current Assets:
  Cash and cash equivalents ...     $        457      $        130      $      5,832                        $      6,419
  Trade receivables ...........            3,150            25,493            29,336                              57,979
  Other receivables ...........              392               746             1,937                               3,075
  Inventory ...................            2,707            43,400            39,289                              85,396
  Prepaid expenses and other ..            3,010             2,265            10,050                              15,325
  Current assets from
    discontinued operations ...               --             5,011            11,769                              16,780
                                    ------------      ------------      ------------      ------------      ------------
    Total Current Assets ......            9,716            77,045            98,213                --           184,974
                                    ------------      ------------      ------------      ------------      ------------
Property, plant & equipment,
  net .........................              409            18,950            46,306                              65,665
Intangibles ...................               --                --             9,633                               9,633
Investment in subsidiaries ....           82,540             3,621                --           (86,161)               --
Intercompany ..................           73,359           (36,074)           (5,240)          (32,045)               --
Other assets ..................            9,770             2,952             1,726                              14,448
Other assets from discontinued
  operations ..................               --            11,292            10,432                              21,724
                                    ------------      ------------      ------------      ------------      ------------
                                    $    175,794      $     77,786      $    161,070      $   (118,206)     $    296,444
                                    ============      ============      ============      ============      ============

                                                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Cash overdraft ..............     $        576      $      5,502      $      1,689                        $      7,767
  Loan payable to banks .......           37,991                --             3,544                              41,535
  Current portion of long term
    debt ......................            3,216               530             5,105                               8,851
  Accounts payable ............            1,024            23,159            13,975                              38,158
  Accrued expenses and other ..            7,579             7,920            14,314                              29,813
  Current liabilities from
    discontinued operations ...               --             1,729             6,660                               8,389
                                    ------------      ------------      ------------      ------------      ------------
    Total Current Liabilities .           50,386            38,840            45,287                --           134,513
                                    ------------      ------------      ------------      ------------      ------------
Long term debt ................          127,643           (68,271)          109,314           (32,045)          136,641
Other liabilities .............            2,352             5,958            20,089                              28,399
Other liabilities from
  discontinued operations .....               --               198             1,280                               1,478

Redeemable Securities:
Series B and C preferred
  stock .......................           56,602                --                --                              56,602

Stockholders' Equity (Deficit):
Series A preferred stock ......              521                --                --                                 521
Common stock ..................                2                32                --               (32)                2
Paid in capital ...............              740           110,885             8,166          (119,051)              740
Accumulated deficit ...........          (49,652)          (10,271)           (9,852)           20,123           (49,652)
Accumulated other comprehensive
  income (loss):                                                                                                      --
  gain on derivative
    instruments ...............            1,062               384               678            (1,062)            1,062
  cumulative currency
    translation adjustment ....          (13,862)               31           (13,892)           13,861           (13,862)
                                    ------------      ------------      ------------      ------------      ------------
    Total Stockholders' Equity
      (Deficit) ...............          (61,189)          101,061           (14,900)          (86,161)          (61,189)
                                    ------------      ------------      ------------      ------------      ------------
                                    $    175,794      $     77,786      $    161,070      $   (118,206)     $    296,444
                                    ============      ============      ============      ============      ============

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                        PHIBRO ANIMAL HEALTH CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                              FOR THE YEAR ENDED JUNE 30, 2002
                                                              --------------------------------
                                                                           FOREIGN
                                                     U.S. GUARANTOR     SUBSIDIARIES     CONSOLIDATION      CONSOLIDATED
                                       PARENT         SUBSIDIARIES     NON-GUARANTORS     ADJUSTMENTS         BALANCE
                                       ------         ------------     --------------     -----------         -------
                                                                       (IN THOUSANDS)
Net sales .....................     $     25,692      $    191,479      $    134,422      $    (11,044)     $    340,549
Cost of goods sold ............           20,837           146,364           102,398           (11,044)          258,555
                                    ------------      ------------      ------------      ------------      ------------
  Gross profit ................            4,855            45,115            32,024                --            81,994
Selling, general and
  administrative expenses .....           16,786            34,614            20,877                              72,277
                                    ------------      ------------      ------------      ------------      ------------
  Operating income (loss) .....          (11,931)           10,501            11,147                --             9,717
Other:
  Interest expense ............            2,394             2,075            13,689                              18,158
  Interest (income) ...........              (15)               --              (341)                               (356)
  Other expense (income) ......              499              (876)            3,481                               3,104
  (Gains) from sale of
     assets ...................               --                --               (18)                                (18)
  Intercompany allocation .....          (15,070)           15,070                --                                  --
  Loss (profit) relating to
     subsidiaries .............           16,202                --                --           (16,202)               --
                                    ------------      ------------      ------------      ------------      ------------
  Income (loss) from continuing
     operations before income
     taxes ....................          (15,941)           (5,768)           (5,664)           16,202           (11,171)
Provision for income taxes ....           10,059             4,229               541                              14,829
                                    ------------      ------------      ------------      ------------      ------------
  Income (loss) from continuing
     operations ...............          (26,000)           (9,997)           (6,205)           16,202           (26,000)
Discontinued operations:
  Profit (loss) relating to
     discontinued operations ..          (25,770)               --                --            25,770                --
  (Loss) from discontinued
     operations (net of income
     taxes) ...................               --            (2,930)          (22,840)                            (25,770)
                                    ------------      ------------      ------------      ------------      ------------
     Net income (loss) ........     $    (51,770)     $    (12,927)     $    (29,045)     $     41,972      $    (51,770)
                                    ============      ============      ============      ============      ============

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                        PHIBRO ANIMAL HEALTH CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                    FOR THE YEAR ENDED JUNE 30, 2002
                                                                    --------------------------------
                                                                                FOREIGN
                                                           U.S. GUARANTOR     SUBSIDIARIES     CONSOLIDATION      CONSOLIDATED
                                             PARENT         SUBSIDIARIES     NON-GUARANTORS     ADJUSTMENTS         BALANCE
                                             ------         ------------     --------------     -----------         -------
                                                                             (IN THOUSANDS)
Operating Activities:
  Net income (loss) .................     $    (51,770)     $    (12,927)     $    (29,045)     $     41,972      $    (51,770)
  Adjustment for discontinued
    operation .......................           25,770             2,930            22,840           (25,770)           25,770
                                          ------------      ------------      ------------      ------------      ------------
  Income (loss) from continuing
    operations ......................          (26,000)           (9,997)           (6,205)           16,202           (26,000)
  Adjustments to reconcile income
    (loss) from continuing operations
    to net cash provided (used) by
    operating activities:
    Depreciation and amortization ...            1,049             4,400             7,231                              12,680
    Deferred income taxes ...........            8,021             4,890              (399)                             12,512
    Gains from sale of assets .......               --                --               (18)                                (18)
    Change in redemption amount of
      redeemable common stock .......             (378)               --                --                                (378)
    Unrealized foreign currency
      losses ........................               --                --             2,120                               2,120
    Other ...........................            1,233               897                45                               2,175
    Changes in operating assets and
      liabilities:
      Accounts receivable ...........            1,299             2,210             6,247                               9,756
      Inventory .....................              606            (1,750)          (12,709)                            (13,853)
      Prepaid expenses and other ....              210            (1,707)           (1,283)                             (2,780)
      Other assets ..................           (1,335)            2,520             1,482                               2,667
      Intercompany ..................            1,262             6,917             8,023           (16,202)               --
      Accounts payable ..............             (719)              616            (7,955)                             (8,058)
      Accrued expenses and other ....             (119)           (4,163)           11,504                               7,222
  Cash (used) by discontinued
    operations ......................               --            (2,437)             (353)               --            (2,790)
                                          ------------      ------------      ------------      ------------      ------------
    Net cash provided (used) by
    operating activities ............          (14,871)            2,396             7,730                --            (4,745)
                                          ------------      ------------      ------------      ------------      ------------

Investing Activities:
  Capital expenditures ..............             (119)           (3,214)           (5,344)                             (8,677)
  Acquisition of a business .........               --                --            (7,182)                             (7,182)
  Proceeds from property damage
    claim ...........................               --               411                --                                 411
  Proceeds from sale of assets ......               --                --                80                                  80
  Other investing ...................              613                --               (33)                                580
  Discontinued operations ...........               --            (1,832)             (741)                             (2,573)
                                          ------------      ------------      ------------      ------------      ------------
    Net cash provided (used) by
    investing activities ............              494            (4,635)          (13,220)               --           (17,361)
                                          ------------      ------------      ------------      ------------      ------------

Financing Activities:
  Cash overdraft ....................              563             1,331             1,544                               3,438
  Net increase (decrease) in short
    term debt .......................           13,520                --              (864)                             12,656
  Proceeds from long term debt ......            2,000               322                --                               2,322
  Payments of long term debt ........           (2,541)             (494)           (1,704)                             (4,739)
                                          ------------      ------------      ------------      ------------      ------------
    Net cash provided (used) by
    financing activities ............           13,542             1,159            (1,024)               --            13,677
                                          ------------      ------------      ------------      ------------      ------------
Effect of exchange rate changes on
  cash ..............................               --                --                 3                                   3
                                          ------------      ------------      ------------      ------------      ------------
Net (decrease) in cash and cash
  equivalents .......................             (835)           (1,080)           (6,511)               --            (8,426)
Cash and cash equivalents at
  beginning of period ...............            1,292             1,210            12,343                              14,845
                                          ------------      ------------      ------------      ------------      ------------
Cash and cash equivalents at end of
  period ............................     $        457      $        130      $      5,832      $         --      $      6,419
                                          ============      ============      ============      ============      ============

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                        PHIBRO ANIMAL HEALTH CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                          FOR THE YEAR ENDED JUNE 30, 2001
                                                          --------------------------------
                                                                      FOREIGN
                                                 U.S. GUARANTOR     SUBSIDIARIES     CONSOLIDATION      CONSOLIDATED
                                    PARENT        SUBSIDIARIES     NON-GUARANTORS      ADJUSTMENTS         BALANCE
                                    ------        ------------     --------------      -----------         -------
                                                                   (IN THOUSANDS)
Net sales .................     $     33,350      $    183,723      $    127,073      $    (24,482)     $    319,664
Cost of goods sold ........           27,936           144,030           102,821           (24,482)          250,305
                                ------------      ------------      ------------      ------------      ------------
  Gross profit ............            5,414            39,693            24,252                --            69,359
Selling, general and
  administrative
  expenses ................           14,686            33,970            15,269                              63,925
                                ------------      ------------      ------------      ------------      ------------
  Operating income
     (loss) ...............           (9,272)            5,723             8,983                --             5,434
Other:
  Interest expense ........           12,623                45             5,629                              18,297
  Interest (income) .......             (117)              (10)             (439)                               (566)
  Other expense ...........              407               260               188                                 855
  Loss (gain) from sale of
     assets ...............               --            (1,790)              333                              (1,457)
  Intercompany
     allocation ...........          (16,216)           12,487             3,729                                  --
  Loss (profit) relating to
     subsidiaries .........            5,458                --                --            (5,458)               --
                                ------------      ------------      ------------      ------------      ------------
  Income (loss) from
     continuing operations
     before income taxes ..          (11,427)           (5,269)             (457)            5,458           (11,695)
Provision (benefit) for
  income taxes ............             (113)             (720)              452                                (381)
                                ------------      ------------      ------------      ------------      ------------
  Income (loss) from
     continuing
     operations ...........          (11,314)           (4,549)             (909)            5,458           (11,314)
Discontinued operations:
  Profit (loss) relating to
     discontinued
     operations ...........           (3,581)               --                --             3,581                --
  (Loss) from discontinued
     operations (net of
     income taxes .........               --              (873)           (2,708)                             (3,581)
                                ------------      ------------      ------------      ------------      ------------
     Net income (loss) ....     $    (14,895)     $     (5,422)     $     (3,617)     $      9,039      $    (14,895)
                                ============      ============      ============      ============      ============

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                        PHIBRO ANIMAL HEALTH CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  FOR THE YEAR ENDED JUNE 30, 2001
                                                                  --------------------------------
                                                                               FOREIGN
                                                         U.S. GUARANTOR     SUBSIDIARIES     CONSOLIDATION      CONSOLIDATED
                                           PARENT         SUBSIDIARIES     NON-GUARANTORS     ADJUSTMENTS          BALANCE
                                           ------         ------------     --------------     -----------          -------
                                                                           (IN THOUSANDS)
Operating Activities:
  Net income (loss) ...............     $    (14,895)     $     (5,422)     $     (3,617)     $      9,039      $    (14,895)
  Adjustment for discontinued
    operation .....................            3,581               873             2,708            (3,581)            3,581
                                        ------------      ------------      ------------      ------------      ------------
  Income (loss) from continuing
    operations ....................          (11,314)           (4,549)             (909)            5,458           (11,314)
  Adjustments to reconcile income
    (loss) from continuing
    operations to net cash provided
    (used) by operating activities:
    Depreciation and amortization .              782             4,638             4,985                              10,405
    Deferred income taxes .........           (2,591)              233            (3,373)                             (5,731)
    Loss (gain) from sale of
      assets ......................               --            (1,790)              333                              (1,457)
    Change in redemption amount of
      redeemable common stock .....           (1,512)             (356)           (1,623)                             (3,491)
    Other .........................           (1,043)            1,113               714                                 784
    Changes in operating assets and
      liabilities:
      Accounts receivable .........            1,549             9,565           (12,721)                             (1,607)
      Inventory ...................              552           (12,478)           10,356                              (1,570)
      Prepaid expenses and other ..            2,179             6,122            (2,326)                              5,975
      Other assets ................            1,281              (526)            2,027                               2,782
      Intercompany ................           25,520           (26,301)            6,239            (5,458)               --
      Accounts payable ............             (397)            7,831            10,809                              18,243
      Accrued expenses and other ..           (2,186)              557             4,354                               2,725
  Cash (used) by discontinued
    operations ....................               --            (1,234)           (1,369)               --            (2,603)
                                        ------------      ------------      ------------      ------------      ------------
    Net cash provided (used) by
      operating activities ........           12,820           (17,175)           17,496                --            13,141
                                        ------------      ------------      ------------      ------------      ------------

Investing Activities:
  Capital expenditures ............             (251)           (4,006)           (2,353)                             (6,610)
  Acquisition of a business .......          (51,700)               --                --                             (51,700)
  Proceeds from sale of assets ....               --            25,418                --                              25,418
  Other investing .................              (50)               --              (270)                               (320)
  Discontinued operations .........               --            (5,195)           (1,742)                             (6,937)
                                        ------------      ------------      ------------      ------------      ------------
    Net cash provided (used) by
      investing activities ........          (52,001)           16,217            (4,365)               --           (40,149)
                                        ------------      ------------      ------------      ------------      ------------

Financing Activities:
  Cash overdraft ..................             (145)            2,905              (106)                              2,654
  Net (decrease) in short term
    debt ..........................           (3,969)               --            (4,037)                             (8,006)
  Proceeds from long term debt ....            3,800                24             5,539                               9,363
  Proceeds from issuance of
    redeemable preferred stock ....           45,000                --                --                              45,000
  Payments of long term debt ......              (32)             (862)           (4,030)                             (4,924)
  Other financing .................           (4,192)               --                --                              (4,192)
                                        ------------      ------------      ------------      ------------      ------------
    Net cash provided (used) by
      financing activities ........           40,462             2,067            (2,634)               --            39,895
                                        ------------      ------------      ------------      ------------      ------------
Effect of exchange rate changes on
  cash ............................               --                 2              (447)                               (445)
                                        ------------      ------------      ------------      ------------      ------------
Net increase in cash and cash
  equivalents .....................            1,281             1,111            10,050                --            12,442
Cash and cash equivalents at
  beginning of period .............               11                99             2,293                               2,403
                                        ------------      ------------      ------------      ------------      ------------
Cash and cash equivalents at end of
  period ..........................     $      1,292      $      1,210      $     12,343      $         --      $     14,845
                                        ============      ============      ============      ============      ============

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

PHILIPP BROTHERS CHEMICALS, INC.

By: /s/ Jack C. Bendheim                         By: /s/ Gerald K. Carlson
---------------------------------                ------------------------------
Jack C. Bendheim                                 Gerald K. Carlson
Chairman of the Board                            Chief Executive Officer
Date: September 29 , 2003                        Date: September 29, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                     Date
-------------------                                     ----

/s/ Gerald K. Carlson                                   September 29, 2003
 ---------------------------------------
Gerald K. Carlson
Chief Executive Officer
(Principal Executive Officer)


/s/ Jack C. Bendheim                                    September 29, 2003
 ---------------------------------------
Jack C. Bendheim
Director, Chairman of the Board


/s/ Richard G. Johnson                                  September 29, 2003
----------------------------------------
Richard G. Johnson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)


/s/ Marvin S. Sussman                                   September 29, 2003
 ---------------------------------------
Marvin S. Sussman
Director


/s/ James O. Herlands                                   September 29, 2003
----------------------------------------
James O. Herlands
Director

                                INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
-----------                             ----------------------
3.1              Composite Certificate of Incorporation of Registrant (10)

3.2              By-laws of Registrant (1)

4.1              Indenture, dated as of June 11, 1998, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the
                 9 7/8% Senior Subordinated Notes due 2008 of Registrant, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of
                 Company (1)

4.1.1            First Supplemental Indenture, dated as of January 15, 1999, among
                 Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant (10)

4.1.2            Second Supplemental Indenture, dated as of March 19, 2003, among
                 Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of
                 Registrant (10)

4.1.3            Third Supplemental Indenture, dated as of June 10, 2003, among
                 Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of
                 Registrant (10)

                 Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2003. For a description of such indebtedness, see Note 8 of
                 Notes to Consolidated Financial Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange
                 Commission upon its request.

10.1             Amended and Restated Revolving Credit, Capital Expenditure
                 Line and Security Agreement, dated November 30, 2000, among
                 Registrant, the Guarantors thereunder and PNC Bank,
                 National Association ("PNC") (4)

10.1.1           First Amendment to Amended and Restated Revolving Credit, Capital
                 Expenditure Line and Security Agreement, dated September 28, 2001 and effective June 30, 2001, among Registrant, the Guarantors thereunder and PNC (7)

10.1.2           Second Amendment to Amended and Restated Revolving
                 Credit, Capital Expenditure Line and Security Agreement, dated October 18, 2002 among Registrant, the Guarantors thereunder and PNC (8)

10.1.3           Third Amendment to Amended and Restated Revolving
                 Credit, Capital Expenditure Line and Security Agreement, dated August 8, 2003 among Registrant, the Guarantors thereunder and PNC (10)

10.2             Manufacturing Agreement, dated May 15, 1994, by and between
                 Merck & Co., Inc., Koffolk, Ltd., and Registrant (1)+

10.3             Lease, dated July 25, 1986, between Registrant and 400
                 Kelby Associates, as amended December 1, 1986 and December
                 30, 1994 (1)

10.4             Lease, dated June 30, 1995, between First Dice Road Co. and
                 Phibro-Tech, Inc., as amended



                 May 1998 (1)

10.5             Lease, dated December 24, 1981, between Koffolk (1949) Ltd.
                 and Israel Land Administration (1)

10.6             Master Lease Agreement, dated February 27, 1998, between
                 General Electric Capital Corp., Registrant and Phibro-Tech,
                 Inc. (1)

10.7 Stockholders Agreement, dated December 29, 1987, by and between Registrant, Charles H. Bendheim, Jack C. Bendheim and Marvin S. Sussman (1)

10.8 Employment Agreement, dated December 29, 1987, by and between Registrant and Marvin S. Sussman (1)++

10.9             Stockholders Agreement, dated February 21, 1995, between
                 James O. Herlands and Phibro-Tech, Inc., as amended as of June 11, 1998(1)

10.10 Form of Severance Agreement, dated as of February 21, 1995, between Registrant and James O. Herlands (1)++

10.11            Agreement of Limited Partnership of First Dice Road
                 Company, dated June 1, 1985, by and among Western Magnesium
                 Corp., Jack Bendheim, Marvin S. Sussman and James O.
                 Herlands, as amended November 1985 (1)

10.12            Philipp Brothers Chemicals, Inc. Retirement Income and
                 Deferred Compensation Plan Trust, dated as of January 1,
                 1994, by and between Registrant on its own behalf and on behalf of C.P. Chemicals, Inc., Phibro-Tech, Inc. and the
                 Trustee thereunder; Philipp Brothers Chemicals, Inc.
                 Retirement Income and Deferred Compensation Plan, dated
                 March 18, 1994 ("Retirement Income and Deferred
                 Compensation Plan") (1)++

10.12.1          First, Second and Third Amendments to Retirement Income and
                 Deferred Compensation Plan. (2)++

10.13            Form of Executive Income Deferred Compensation Agreement, each dated
                 March 11, 1990, by and between Registrant and each of Jack Bendheim,
                 James Herlands and Marvin Sussman (1)++

10.14            Form of Executive Income Split Dollar Agreement, each dated March 1,
                 1990, by and between Registrant and each of Jack Bendheim, James
                 Herlands and Marvin Sussman (1)++

10.15            [Reserved]

10.16            Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental Protection, Division of
                 Hazardous Waste Management, to C.P. Chemicals, Inc. (1)

10.17            Agreement for Transfer of Ownership, dated as of June 8,
                 2000, between C. P. Chemicals, Inc. ("CP") and the Township of Woodbridge ("Township"), and related Environmental
                 Indemnification Agreement, between CP and Township, and
                 Lease, between Township and CP (2)

10.18            Stockholders' Agreement, dated as of January 5, 2000, among shareholders of Penick Holding Company ("PHC"), and Certificate of
                 Incorporation of PHC and Certificate of Designation, Preferences and
                 Rights of Series A Redeemable Cumulative Preferred Stock of PHC (2)

10.19            Separation Agreement among Registrant, Phibro Tech, Inc. and
                 Nathan Bistricer dated as of



                 October 4, 2000 (3)

10.20            Stock Purchase Agreement between Phibro Tech, Inc. and
                 Nathan Bistricer dated as of October 4, 2000 (3)

10.21 Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset Selling Corporations (named therein) and Registrant, and various exhibits and certain
                 Schedules thereto (3)+

10.21.1          Amendment, dated August 11, 2003 to Asset Purchase
                 Agreement, dated as of September 28, 2000, among Pfizer,
                 Inc., the Asset Selling Corporations (named therein) and
                 Registrant (10)

10.22            Stock Purchase Agreement, dated as of November 30, 2000, between
                 Registrant and the Purchasers (as defined therein) (4)

10.23 Stockholders' Agreement, dated as of November 30, 2000, among Registrant, the Investor Stockholders (as defined therein) and Jack C. Bendheim (4)

10.24            United States Asset Purchase Agreement between Phibro-Tech,
                 Inc. and Nufarm, Inc. dated as of May 1, 2001 (5)

10.24.1          Amendment No. 1 to United States Asset Purchase
                 Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001 (6)

10.25            Supply Agreement between Phibro-Tech, Inc. and Nufarm, Inc.
                 dated as of May 1, 2001 (5)

10.26            License Agreement between Phibro-Tech, Inc. and Nufarm,
                 Inc. dated as of May 1, 2001 (5)

10.27            Management and Advisory Services Agreement dated November
                 30, 2000 between Registrant and Palladium Equity Partners,
                 L.L.C. (7)++

10.28            Employment Agreement, dated May 28, 2002, by and between
                 Registrant and Gerald K. Carlson (8)++

10.29            Agreement dated as of May 2, 2003, by and between PAH
                 Management Company, Ltd. and David McBeath (10) ++

10.30 Stock Purchase Agreement, dated August 14, 2003, by and between Registrant and Cemex, Inc. (9)!

21               List of Subsidiaries (10)

31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act (10)

31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act (10)

31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act (10)

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

4 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated November 30, 2000.

5 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.

6 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 14, 2001.

7 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

8 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

9 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 11, 2003

10    Filed herewith.

+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and furnished separately to the SEC in accordance with Rule 406(b).

! A request for confidential treatment has been furnished to the SEC for portions of such document. Confidential portions have been omitted and furnished separately to the SEC in accordance with Rule 406(b).

++ This Exhibit is a management compensatory plan or arrangement.

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