Form 10-Q
period 2003-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2003-11-14
CIK 1069899

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

                For the quarterly period ended September 30, 2003

                                       OR

                    |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.


                        Commission File Number 333-64641
                    ---------------------------------------

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

                    ---------------------------------------

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

                      Yes |   |                           No |X|

Number of shares of each class of common stock outstanding as of September 30, 2003:


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

================================================================================

                        PHIBRO ANIMAL HEALTH CORPORATION


                                TABLE OF CONTENTS

                                                                            Page
PART I    FINANCIAL INFORMATION (UNAUDITED)


          Item 1. Condensed Consolidated Financial Statements...............   3
                  Condensed Consolidated Balance Sheets.....................   4
                  Condensed Consolidated Statements of Operations
                    and Comprehensive Income................................   5
                  Condensed Consolidated Statements of Changes in
                    Stockholders' Deficit...................................   6
                  Condensed Consolidated Statements of Cash Flows...........   7
                  Notes to Condensed Consolidated Financial Statements......   8

          Item 2. Management's Discussion and Analysis of Financial

                  Condition and Results of Operations.......................  23

          Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk.............................................  31

          Item 4. Controls and Procedures...................................  31


PART II   OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K..........................  32

SIGNATURES .................................................................  33

This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2003 and/or throughout this Form 10-Q and in particular in Item 2 of Part I of this Form 10-Q under the caption "Certain Factors Affecting Future Operating Results." Unless the context otherwise requires, references in this report to the "Company" or to "we" or "our" refers to Phibro Animal Health Corporation and/or one or more of its subsidiaries, as applicable.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)

                                                        September 30    June 30,
                                                            2003         2003
                                                         ---------    ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $  26,917    $  11,179
  Trade receivables, less allowance for doubtful
     accounts of $1,466 at September 30, 2003 and
     $1,445 at June 30, 2003                                54,324       55,671
  Other receivables                                          4,541        3,642
  Inventories                                               94,389       88,767
  Prepaid expenses and other current assets                  9,117       10,188
  Current assets from discontinued operations                   --        4,942
                                                         ---------    ---------
        TOTAL CURRENT ASSETS                               189,288      174,389

PROPERTY, PLANT AND EQUIPMENT, net                          65,317       66,440
INTANGIBLES                                                  8,080        8,669
OTHER ASSETS                                                13,531       14,199
OTHER ASSETS FROM DISCONTINUED OPERATIONS                       --       10,650
                                                         ---------    ---------
                                                         $ 276,216    $ 274,347
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdraft                                         $   2,417    $   1,686
  Loans payable to banks                                    38,750       38,914
  Current portion of long-term debt                         23,828       24,124
  Accounts payable                                          59,235       56,915
  Accrued expenses and other current liabilities            48,965       41,609
  Current liabilities from discontinued operations              --        2,051
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES                          173,195      165,299

LONG-TERM DEBT                                             102,880      102,391
OTHER LIABILITIES                                           15,057       22,088
OTHER LIABILITIES FROM DISCONTINUED OPERATIONS                  --          198
                                                         ---------    ---------
        TOTAL LIABILITIES                                  291,132      289,976
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
  Series B and C preferred stock                            69,868       68,881
                                                         ---------    ---------
STOCKHOLDERS' DEFICIT:
  Series A preferred stock                                     521          521
  Common stock                                                   2            2
  Paid-in capital                                              860          860
  Accumulated deficit                                      (79,221)     (79,489)
  Accumulated other comprehensive income (loss):
     Gain on derivative instruments                            398           81
     Cumulative currency translation adjustment             (7,344)      (6,485)
                                                         ---------    ---------
        TOTAL STOCKHOLDERS' DEFICIT                        (84,784)     (84,510)
                                                         ---------    ---------
                                                         $ 276,216    $ 274,347
                                                         =========    =========

  See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)
             For the Three Months Ended September 30, 2003 and 2002
                                 (In Thousands)



                                                              2003        2002
                                                           --------    --------
NET SALES                                                  $ 87,170    $ 86,282

COST OF GOODS SOLD                                           66,006      64,134
                                                           --------    --------
  GROSS PROFIT                                               21,164      22,148

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                   16,161      15,850
                                                           --------    --------
  OPERATING INCOME                                            5,003       6,298

OTHER:
  Interest expense                                            3,949       4,504
  Interest (income)                                            (242)       (126)
  Other (income) expense, net                                  (635)      1,186
                                                           --------    --------
  INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                      1,931         734

PROVISION FOR INCOME TAXES                                      783         432
                                                           --------    --------
  INCOME FROM CONTINUING OPERATIONS                           1,148         302

DISCONTINUED OPERATIONS:
  (Loss) from discontinued operations
    (net of income taxes)                                      (124)       (459)
  Gain on disposal of discontinued operations
     (net of income taxes)                                      231          --
                                                           --------    --------
  NET INCOME (LOSS)                                           1,255        (157)

OTHER COMPREHENSIVE INCOME (LOSS):
  Derivative instruments                                        317      (1,083)
  Currency translation adjustment                              (859)     (2,827)
                                                           --------    --------
  COMPREHENSIVE INCOME (LOSS)                              $    713    $ (4,067)
                                                           ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (Unaudited)
             For the Three Months Ended September 30, 2003 and 2002
                                 (In Thousands)

                                                      Common                                    Accumulated
                                  Preferred            Stock                                        Other
                                    Stock      --------------------    Paid-in   Accumulated   Comprehensive
                                   Series A     Class A     Class B    Capital     Deficit      Income (Loss)    Total
                                   --------     -------     -------    -------     -------      -------------    -----
Balance, June 30, 2003             $    521    $      1    $      1   $    860     $(79,489)      $ (6,404)     $(84,510)

   Dividends on Series B and C
      redeemable preferred stock                                                     (2,453)                      (2,453)

   Equity value accreted on
   Series B and C redeemable
      preferred stock                                                                 1,466                        1,466

   Derivative instruments                                                                              317           317

   Foreign currency translation
      adjustment                                                                                      (859)         (859)

   Net income                                                                         1,255                        1,255
                                   --------    --------    --------   --------     --------       --------      --------
 Balance, September 30, 2003       $    521    $      1    $      1   $    860     $(79,221)      $ (6,946)     $(84,784)
                                   ========    ========    ========   ========     ========       ========      ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             For the Three Months Ended September 30, 2003 and 2002
                                 (In Thousands)


                                                             2003         2002
                                                           --------     --------

OPERATING ACTIVITIES:
  Net income (loss)                                        $  1,255     $  (157)
                                                           --------     -------
  Adjustment for discontinued operations                       (107)        459
                                                           --------     -------
  Income from continuing operations                           1,148         302

  Adjustments to reconcile income from continuing
      operations to net cash provided by operating
      activities:
    Depreciation and amortization                             3,268       3,256
    Deferred income taxes                                        53         373
    Unrealized foreign currency (gains) losses and other     (1,262)      1,225

    Changes in operating assets and liabilities:
      Accounts receivable                                     2,136       3,380
      Inventories                                            (4,932)     (2,890)
      Prepaid expenses and other current assets                 (41)        550
      Other assets                                             (375)        (63)
      Accounts payable                                       (5,775)      9,899
      Accrued expenses and other liabilities                  7,469       5,100
  Cash provided (used) by discontinued operations              (421)      2,442
                                                           --------     -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES               1,268      23,574
                                                           --------     -------
INVESTING ACTIVITIES:
  Capital expenditures                                         (891)     (2,681)
  Proceeds from sale of assets                                   12           6
  Discontinued operations                                    14,088      (1,022)
                                                           --------     -------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       13,209      (3,697)
                                                           --------     -------
FINANCING ACTIVITIES:
  Cash overdraft                                                731      (5,800)
  Net (decrease) in short-term debt                            (188)    (10,387)
  Proceeds from long-term debt                                1,500           -
  Payments of long-term debt                                   (950)     (1,468)
                                                           --------     -------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        1,093     (17,655)
                                                           --------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         168          12
                                                           --------     -------
      NET INCREASE IN CASH AND CASH EQUIVALENTS              15,738       2,234

CASH AND CASH EQUIVALENTS at beginning of period             11,179       6,419
                                                           --------     -------

CASH AND CASH EQUIVALENTS at end of period                 $ 26,917     $ 8,653
                                                           ========     =======

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

1.  General

   Principles of Consolidation and Basis of Presentation

     In  the  opinion  of  Phibro  Animal  Health  Corporation   ("PAHC"),   the
accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2003 and its results of operations and cash flows for the three months ended September 30, 2003 and 2002. PAHC and/or its subsidiaries are referred to as the "Company".

     The condensed consolidated balance sheet as of June 30, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. Additionally, it should be noted that the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2003.

     The Company's Odda, Carbide, and MRT businesses have been classified as discontinued operations, as discussed in Note 5. These footnotes present information only for continuing operations, unless otherwise indicated.

     The results of operations for the three months ended September 30, 2003 may not be indicative of results for the full year.

   New Accounting Pronouncements

     The Company adopted the following new accounting pronouncements in fiscal 2004:

     Statement of Financial Accounting Standards No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not result in a material impact on the Company's financial statements.

     Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity" ("SFAS No. 150"). SFAS No. 150 requires that an issuer classify a financial instrument, that is within its scope, as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of liabilities to encompass certain obligations that can, or must, be settled by issuing equity shares, depending on the nature of the relationship established between the holder and the issuer. The adoption of SFAS No. 150 did not result in an impact on the Company's financial statements.


2.  Risks and Uncertainties

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

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

3.  Refinancing

     On October 21, 2003 the Company issued 105,000 units consisting of $85,000 of 13% Senior Secured Notes due 2007 of PAHC (the "US Senior Notes") and $20,000 13% Senior Secured Notes due 2007 of Philipp Brothers Netherlands III B.V. (the "Dutch Senior Notes" and, together with the US Senior Notes, the "Senior Secured Notes"), an indirect wholly-owned subsidiary of PAHC (the "Dutch issuer"). The Company used the proceeds from the issuance to: (i) repurchase $51,971 of its 9 7/8% Senior Subordinated Notes due 2008 at a price equal to 60% of the principal amount thereof, plus accrued and unpaid interest; (ii) repay its senior credit facility of $34,888 outstanding at the repayment date; (iii) satisfy, for a payment of approximately $29,315, certain of its outstanding obligations to Pfizer Inc., including: (a) $20,075 aggregate principal amount of its promissory note plus accrued and unpaid interest; (b) $9,681 of accounts payable, (c) $9,257 of accrued expenses; and (d) future contingent purchase price obligations under its agreements with Pfizer by which the Company acquired Pfizer's medicated feed additive business, and; (iv) pay fees and expenses relating to the above transactions.

     The US Senior Notes and the Dutch Senior Notes are senior secured obligations of each of PAHC and the Dutch issuer, respectively. The US Senior Notes and the Dutch Senior Notes are guaranteed on a senior secured basis by all PAHC's domestic restricted subsidiaries, and the Dutch Senior Notes are guaranteed on a senior secured basis by PAHC and by the restricted subsidiaries of the Dutch issuer, including Phibro Animal Health (Belgium) SPRL. The US Senior Notes and related guarantees are secured by substantially all of PAHC's assets and the assets of its domestic restricted subsidiaries, other than real property and interests therein. The Dutch Senior Notes and related guarantees are secured by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, a mortgage on substantially all of the real property, of the Dutch issuer and each of its restricted subsidiaries, a pledge of 100% of the capital stock of each subsidiary of the Dutch issuer, a pledge of the intercompany loans made by the Dutch issuer to its restricted subsidiaries and substantially all of the assets of the U.S. guarantors, other than real property and interests therein. The indenture governing the Senior Secured Notes provides for optional make-whole redemptions at any time prior to June 1, 2005, optional redemption on or after June 1, 2005, and requires the Company to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).

     Also, on October 21, 2003, the Company entered into a new replacement domestic senior working capital credit facility with Wells Fargo Foothill, Inc., providing for a working capital line plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities may not exceed $25,000, and the aggregate amount of borrowings under the working capital facility may not exceed $15,000.

     Borrowings under the replacement domestic senior credit facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and domestic inventory. Under the replacement credit facility, the Company may choose between two interest rate options: (i) the applicable base rate as defined plus 0.50% and (ii) the LIBOR rate as defined plus 2.75%. Indebtedness under the replacement credit facility is secured by a first priority lien on substantially all of the Company's assets and assets of substantially all of the Company's domestic subsidiaries. The Company is required to pay an unused line fee of 0.375% on the unused portion of the replacement credit facility, a

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

monthly servicing fee and standard letter of credit fees to issuing banks. Borrowings under the replacement credit facility are available until, and are repayable no later than, October 31, 2007, although borrowings must be repaid by June 30, 2007 if the maturity of the Senior Secured Notes has not been extended, as required by the credit facility, by that date.

     Pursuant to the terms of an intercreditor agreement, the security interest securing the Senior Secured Notes and the guarantees made by the Company's domestic restricted subsidiaries are subordinated to a lien securing the replacement domestic senior credit facility.

     The Company believes that, through the refinancings referred to above, the liquidity issues mentioned in the Company's June 30, 2003 consolidated financial statements have been resolved. The Company's replaced senior bank credit facility and its note payable to Pfizer were to mature in November 2003 and March 2004, respectively. The effect of the above refinancing transactions will be included in the December 31, 2003 financial statements.

     The Company's ability to fund its operating plan relies upon its ability to continue to successfully implement its efforts to improve its overall liquidity (through cost reduction activities, working capital improvement plans, shutdown of unprofitable operations and sale of certain business operations and other assets) and the continued availability of borrowings under its replacement senior working capital facility. The Company believes that it will be able to comply with the terms of its covenants under the replacement senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or consents on favorable terms, if at all.

     The Company intends to sell the assets and business of its subsidiary, The Prince Manufacturing Company ("PMC"), to Palladium Equity Partners II, LP and certain of its affiliates (the "Palladium Investors"). The material elements of the transactions relating to this sale include: (i) the transfer of ownership to the Palladium Investors of PMC's assets; (ii) the reduction of the preferred stock of the Palladium Investors from $69,868 (as of September 30, 2003) to $15,200 (as of September 30, 2003); (iii) the termination of any obligation of the Company or any subsidiaries of the Company in respect of the $2,250 annual management advisory fee; (iv) a separate cash payment to the Palladium Investors of $10,000 (derived from the recent sale of the Company's subsidiary, Mineral Resource Technologies, Inc. ("MRT"); (v) payments by PMC to the Company for central support services for the next three years of $1,000, $500 and $200, respectively; and (vi) supply arrangements between the Company and PMC with respect to manganous oxide and red iron oxide. The PMC transactions are subject to definitive documentation that is expected to include customary representations, warranties and indemnities of the Company, provisions for working capital adjustments and settlement of intercompany accounts, a closing fee payable to Palladium and the agreement of the Company to pay or reimburse the Palladium Investors for their reasonable out-of-pocket transaction expenses. The economic terms set forth above are subject to the terms upon which intercompany accounts would be settled, the amount of minimum working capital of PMC to be agreed upon and the amount of the closing fee payable to Palladium. The Company also expects that it will establish a $1,000 escrow or other credit support for two years to secure its net working capital and indemnification obligations, and indemnify the Palladium Investors, payable after the maturity of the Company's Senior Subordinated Notes due 2008, for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of the PMC business less than $21,000, up to a maximum payment by the Company of $4,000. Under the indenture for the Senior Secured Notes, the transaction must be completed on or before December 31, 2003.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

4.  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods; however certain of the Company's subsidiaries use the last-in, first-out (LIFO) method of valuing inventories. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories consisted of the following as of:


                                         September 30, 2003        June 30, 2003
                                         ------------------        -------------
Raw materials                                 $ 24,415               $ 22,277
Work-in-process                                  2,198                  1,765
Finished goods                                  68,408                 65,357
Excess of FIFO cost over LIFO cost                (632)                  (632)
                                              --------               --------
 Total inventory                              $ 94,389               $ 88,767
                                              ========               ========

5.  Intangibles

     Product intangibles cost arising from the MFA acquisition was $10,449 at September 30, 2003 and June 30, 2003 and accumulated amortization was $2,369 and $1,780 at September 30, 2003 and June 30, 2003, respectively. Amortization expense was $304 and $320 for the three month periods ended September 30, 2003 and 2002, respectively. Amortization expense from the MFA acquisition for each of the next five years from 2004 to 2008 will be $1,045 per year.

6.  Discontinued Operations

     The Company shutdown Odda Smelteverk (Norway) ("Odda") and divested Carbide Industries (U.K.) ("Carbide"), during the 2003 fiscal year, and sold Mineral Resource Technologies, Inc. ("MRT") in August 2003. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations.

   Odda and Carbide:

     Operating results of Odda and Carbide were:

                                                              Three Months Ended
                                                              September 30, 2002
                                                              ------------------
OPERATING RESULTS:
Net sales                                                          $ 4,905
 Cost of goods sold                                                  6,037
 Selling, general and administrative expenses                        1,077
 Other income                                                        1,496
                                                                   -------
 Loss before income taxes                                             (713)
 Provision for income taxes                                             15
                                                                   -------
Loss from discontinued operations                                  $  (728)
                                                                   =======
 Depreciation and amortization                                     $   372
                                                                   =======

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

Mineral Resource Technologies, Inc. ("MRT"):

     The Company sold MRT on August 28, 2003 for net proceeds, after transaction costs, of approximately $13,836, subject to certain post-closing adjustments and escrow requirements. Based upon its assessment of likely outcomes, the Company does not anticipate a material effect from post-closing adjustments. Operating results and gain on sale of MRT were:


                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2003             2002
                                                   -------           -------
OPERATING RESULTS:
 Net sales                                         $ 3,327           $ 5,854
 Cost of goods sold                                  3,135             5,066
 Selling, general and administrative expenses          316               519
                                                   -------           -------
 Income (loss) before income taxes                    (124)              269
 Provision for income taxes                             --                --
                                                   -------           -------
 Income (loss) from discontinued operations        $  (124)          $   269
                                                   =======           =======
 Depreciation and amortization                     $    --           $   309
                                                   =======           =======

                                                             Three Months Ended
GAIN ON SALE:                                                September 30, 2003
                                                             ------------------
Current assets                                                   $  5,813
Net property, plant & equipment and other assets                   10,703
Current liabilities                                                (2,511)
 Other liabilities                                                   (400)
 Net proceeds of sale                                             (13,836)
                                                                 --------
(Gain) on sale                                                   $   (231)
                                                                 ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

7.  Contingencies

(a) Litigation:

     On or about April 17, 1997, CP Chemicals, Inc. (a subsidiary, "CP") and the Company were served with a complaint filed by Chevron U.S.A. Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that the Company, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. That settlement is in the process of being implemented. The Company's and CP's portion of the settlement for past costs and expenses through the entry of the Consent Order was $495 and was included in selling,  general  and  administrative  expenses  in fiscal 2002 and was paid in fiscal 2003. The Consent Order then provides for a period of due diligence investigation of the property owned by Chevron. The investigation has been conducted and the results are under review. The investigation costs are being split with one other defendant, Vulcan Materials Company. Upon completion of the review of the results of the investigation, a decision will be made whether to opt out of the settlement or proceed. If no party opts out of the settlement, the Company and CP will take title to the adjoining Chevron property, probably through the use of a three-member New Jersey limited liability company. The third member of the limited liability company will be Vulcan Materials Company. The Company also has commenced negotiations with Chevron regarding its allocation of responsibility and associated costs under the Consent Order. While the costs cannot be estimated with any degree of certainty at this time, the Company believes that insurance recoveries will be available to offset some of those costs.

     The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") by the United States Environmental Protection Agency ("the EPA"), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $635 has been paid as of June 30, 2003. Some recovery from insurance and other sources is expected. The Company also has accrued its best estimate of any future costs.

     Phibro-Tech, Inc. has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control and has reached an oral agreement to pay $425 over six years

     In February 2000, the EPA notified numerous parties of potential liability for waste disposal at a licensed Casmalia, California disposal site, including a business, assets of which were originally acquired by a subsidiary in 1984. A settlement has been reached in this matter and the Company has paid $171 of the settlement amount.

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

(b) Environmental Remediation:

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

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

     Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,518, which is included in current and long-term liabilities in the September 30, 2003 condensed consolidated balance sheet (approximately $2,791 at June 30, 2003).

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

8.  Business Segments

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


                                          Animal
                                          Health &     Industrial                   All       Corporate &
                                         Nutrition     Chemicals   Distribution    Other         Other        Total
                                         ---------     ---------   ------------    -----      -----------     -----
Three Months Ended September 30, 2003
Net sales                                  $59,841      $11,982      $ 7,939      $ 7,408      $    --       $87,170
Operating income (loss)                      6,900          822          841          297       (3,857)        5,003
Depreciation and amortization                2,029          649            3          215          372         3,268

                                           Animal
                                          Health &    Industrial                    All       Corporate &
                                          Nutrition    Chemicals   Distribution    Other         Other         Total
                                         ---------     ---------   ------------    -----      -----------     -----
Three Months Ended September 30, 2002
Net sales                                  $59,976      $13,894      $ 8,096      $ 4,316       $    --       $86,282
Operating income (loss)                      9,420           92          750         (184)       (3,780)        6,298
Depreciation and amortization                1,892          819            3          187           355         3,256

                                          Animal
Identifiable Assets of                    Health &     Industrial                   All       Corporate &
Continuing Operations                    Nutrition     Chemicals   Distribution    Other         Other         Total
                                         ---------     ---------   ------------    -----      -----------      -----
At September 30, 2003                     $206,024     $ 36,867     $  9,366     $ 11,355      $ 12,604      $276,216
At June 30, 2003                           190,864       33,191        9,154       12,735        12,811       258,755

9.  Consolidating Financial Statements

     The Senior Subordinated Notes due 2008 (the "Notes") are guaranteed by certain subsidiaries. The Company's U.S. subsidiaries fully and unconditionally guaranteed such Notes on a joint and several basis. Foreign subsidiaries do not presently guarantee the Notes.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

     The principal consolidation adjustments are to eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

                        PHIBRO ANIMAL HEALTH CORPORATION
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                            As of September 30, 2003
                                 (In Thousands)


---------------------------------------------------------------------------------------------------------------------------
                                                                    Guarantor   Non-Guarantor   Consolidation  Consolidated
                                                       Parent     Subsidiaries  Subsidiaries     Adjustments      Balance
---------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $      43      $     949      $  25,925                     $  26,917
  Trade receivables                                      2,637         25,747         25,940                        54,324
  Other receivables                                      1,370          1,380          1,791                         4,541
  Inventory                                              3,390         58,172         32,827                        94,389
  Prepaid expenses and other                             2,441          1,348          5,328                         9,117
                                                     ---------      ---------      ---------      ---------      ---------
    TOTAL CURRENT ASSETS                                 9,881         87,596         91,811             --        189,288
                                                     ---------      ---------      ---------      ---------      ---------
Property, plant & equipment, net                           122         16,158         49,037                        65,317

Intangibles                                                 --             --          8,080                         8,080
Investment in subsidiaries                             125,741          3,619             --       (129,360)            --
Intercompany                                             9,879         66,047           (124)       (75,802)            --
Other assets                                            11,057          1,687            787                        13,531
                                                     ---------      ---------      ---------      ---------      ---------
                                                     $ 156,680      $ 175,107      $ 149,591      $(205,162)     $ 276,216
                                                     =========      =========      =========      =========      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdraft                                     $     368      $   1,969      $      80                     $   2,417
  Loan payable to banks                                 31,598             --          7,152                        38,750
  Current portion of long-term debt                     21,368            382          2,078                        23,828
  Accounts payable                                       2,128         34,886         22,221                        59,235
  Accrued expenses and other                            11,886         10,588         26,491                        48,965
                                                     ---------      ---------      ---------      ---------      ---------
    TOTAL CURRENT LIABILITIES                           67,348         47,825         58,022             --        173,195
                                                     ---------      ---------      ---------      ---------      ---------
Long-term debt                                         100,000              6          2,874                       102,880
Intercompany debt                                           --             --         75,802        (75,802)            --
Other liabilities                                        4,248          6,167          4,642                        15,057
                                                     ---------      ---------      ---------      ---------      ---------
    TOTAL LIABILITIES                                  171,596         53,998        141,340        (75,802)       291,132
                                                     ---------      ---------      ---------      ---------      ---------
REDEEMABLE SECURITIES:
  Series B and C preferred stock                        69,868             --             --                        69,868
                                                     ---------      ---------      ---------      ---------      ---------
STOCKHOLDERS' DEFICIT:
  Series A preferred stock                                 521             --             --                           521
  Common stock                                               2             32             --            (32)             2
  Paid-in capital                                          860        110,863          5,199       (116,062)           860
  Accumulated deficit                                  (79,221)        10,001         10,210        (20,211)       (79,221)
  Accumulated other comprehensive income (loss):
    gain on derivative instruments                         398            398             --           (398)           398
    cumulative currency translation adjustment          (7,344)          (185)        (7,158)         7,343         (7,344)
                                                     ---------      ---------      ---------      ---------      ---------
    TOTAL STOCKHOLDERS' DEFICIT                        (84,784)       121,109          8,251       (129,360)       (84,784)
                                                     ---------      ---------      ---------      ---------      ---------
                                                     $ 156,680      $ 175,107      $ 149,591      $(205,162)     $ 276,216
                                                     =========      =========      =========      =========      =========

                        PHIBRO ANIMAL HEALTH CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended September 30, 2003
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                     Guarantor   Non-Guarantor  Consolidation Consolidated
                                                         Parent     Subsidiaries  Subsidiaries   Adjustments     Balance
------------------------------------------------------------------------------------------------------------------------
NET SALES                                               $  5,742      $ 53,811      $ 28,465      $   (848)     $ 87,170

COST OF GOODS SOLD                                         4,508        39,512        22,834          (848)       66,006
                                                        --------      --------      --------      --------      --------
  GROSS PROFIT                                             1,234        14,299         5,631            --        21,164

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                 4,673         6,896         4,592                      16,161
                                                        --------      --------      --------      --------      --------
  OPERATING INCOME (LOSS)                                 (3,439)        7,403         1,039            --         5,003

OTHER:
  Interest expense                                         3,713            11           225                       3,949
  Interest (income)                                           --            --          (242)                       (242)
  Other (income) expense, net                                228          (242)         (621)                       (635)

  Intercompany interest and other                         (5,993)        3,621         2,372            --

  Loss (profit) relating to subsidiaries                  (2,536)           --            --         2,536            --
                                                        --------      --------      --------      --------      --------
  INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                         1,149         4,013          (695)       (2,536)        1,931

PROVISION FOR INCOME TAXES                                     1           234           548                         783
                                                        --------      --------      --------      --------      --------
  INCOME (LOSS) FROM CONTINUING OPERATIONS                 1,148         3,779        (1,243)       (2,536)        1,148

DISCONTINUED OPERATIONS:
  Profit (loss) relating to discontinued operations         (124)           --            --           124            --
  (Loss) from discontinued operations (net of
    income taxes)                                             --          (124)           --                        (124)
  Gain from disposal of discontinued operations
    (net of income taxes)                                    231            --            --                         231
                                                        --------      --------      --------      --------      --------
    NET INCOME (LOSS)                                   $  1,255      $  3,655      $ (1,243)     $ (2,412)     $  1,255
                                                        ========      ========      ========      ========      ========

                        PHIBRO ANIMAL HEALTH CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                  For the Three Months Ended September 30, 2003
                                 (In Thousands)


-----------------------------------------------------------------------------------------------------------------------
                                                                 Guarantor    Non-Guarantor Consolidation  Consolidated
                                                     Parent     Subsidiaries  Subsidiaries   Adjustments     Balance
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                 $  1,255      $  3,655      $ (1,243)     $ (2,412)     $  1,255
  Adjustment for discontinued operation                 (107)          124            --          (124)         (107)
                                                    --------      --------      --------      --------      --------
  Income (loss) from continuing operations             1,148         3,779        (1,243)       (2,536)        1,148

  Adjustments to reconcile income (loss) from
    continuing operations to net cash
    provided (used) by operating activities:
  Depreciation and amortization                          372           873         2,023                       3,268
  Deferred income taxes                                   --            --            53                          53
  Unrealized foreign currency (gains) losses
    and other                                            126           155        (1,543)                     (1,262)
  Changes in operating assets and liabilities:
    Accounts receivable                                  119        (1,268)        3,285                       2,136
    Inventory                                           (778)      (11,300)        7,146                      (4,932)
    Prepaid expenses and other                           433          (551)           77                         (41)
    Other assets                                        (530)           79            76                        (375)
    Intercompany                                     (11,283)        8,267           480         2,536            --
    Accounts payable                                  (1,176)         (707)       (3,892)                     (5,775)
    Accrued expenses and other                         4,015          (183)        3,637                       7,469
  Cash provided (used) by discontinued operations        231          (652)           --            --          (421)
                                                    --------      --------      --------      --------      --------
    NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                            (7,323)       (1,508)       10,099            --         1,268
                                                    --------      --------      --------      --------      --------
INVESTING ACTIVITIES:
  Capital expenditures                                    --          (318)         (573)                       (891)
  Proceeds from sale of assets                            --            --            12                          12
  Discontinued operations                             13,788            --           300                      14,088
                                                    --------      --------      --------      --------      --------
    NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                            13,788          (318)         (261)           --        13,209
                                                    --------      --------      --------      --------      --------
FINANCING ACTIVITIES:
  Cash overdraft                                          18           642            71                         731
  Net increase (decrease) in short-term debt          (6,280)           --         6,092                        (188)
  Proceeds from long-term debt                            --            --         1,500                       1,500
  Payments of long-term debt                            (203)         (155)         (592)                       (950)
                                                    --------      --------      --------      --------      --------
    NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                              (6,465)          487         7,071            --         1,093
                                                    --------      --------      --------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   --             2           166                         168
                                                    --------      --------      --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        --        (1,337)       17,075            --        15,738

CASH AND CASH EQUIVALENTS
  at beginning of period                                  43         2,286         8,850                      11,179
                                                    --------      --------      --------      --------      --------
CASH AND CASH EQUIVALENTS
  at end of period                                  $     43      $    949      $ 25,925      $     --      $ 26,917
                                                    ========      ========      ========      ========      ========

                        PHIBRO ANIMAL HEALTH CORPORATION
                CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
                               As of June 30, 2003
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                     Guarantor      Non-Guarantor Consolidation   Consolidated
                                                          Parent    Subsidiaries    Subsidiaries   Adjustments       Balance
------------------------------------------------------------------------------------------------------------------------------
                                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $      43      $   2,286      $   8,850                     $  11,179
  Trade receivables                                        2,759         24,523         28,389                        55,671
  Other receivables                                          957            736          1,949                         3,642
  Inventory                                                2,612         45,544         40,611                        88,767
  Prepaid expenses and other                               3,267          1,439          5,482                        10,188
  Current assets from discontinued operations                 --          4,942             --                         4,942
                                                       ---------      ---------      ---------      ---------      ---------
      TOTAL CURRENT ASSETS                                 9,638         79,470         85,281             --        174,389
                                                       ---------      ---------      ---------      ---------      ---------
Property, plant & equipment, net                             153         16,566         49,721                        66,440


Intangibles                                                   --             --          8,669                         8,669
Investment in subsidiaries                                96,672          3,621             --       (100,293)            --
Intercompany                                              35,186         40,334         (2,537)       (72,983)            --
Other assets                                              11,516          1,832            851                        14,199
Other assets from discontinued operations                     --         10,650             --                        10,650
                                                       ---------      ---------      ---------      ---------      ---------
                                                       $ 153,165      $ 152,473      $ 141,985      $(173,276)     $ 274,347
                                                       =========      =========      =========      =========      =========

                                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdraft                                       $     350      $   1,327      $       9                     $   1,686
  Loan payable to banks                                   32,147             --          6,767                        38,914
  Current portion of long-term debt                       21,599            447          2,078                        24,124
  Accounts payable                                         3,304         28,276         25,335                        56,915
  Accrued expenses and other                               6,924         11,082         23,603                        41,609
  Current liabilities from discontinued operations            --          2,051             --                         2,051
                                                       ---------      ---------      ---------      ---------      ---------
      TOTAL CURRENT LIABILITIES                           64,324         43,183         57,792             --        165,299
                                                       ---------      ---------      ---------      ---------      ---------
Long-term debt                                           100,073            362          1,956                       102,391
Intercompany debt                                             --             --         72,983        (72,983)            --
Other liabilities                                          4,397         13,403          4,288                        22,088
Other liabilities from discontinued operations                --            198             --                           198
                                                       ---------      ---------      ---------      ---------      ---------
      TOTAL LIABILITIES                                  168,794         57,146        137,019        (72,983)       289,976
                                                       ---------      ---------      ---------      ---------      ---------
REDEEMABLE SECURITIES:
  Series B and C preferred stock                          68,881             --             --                        68,881
                                                       ---------      ---------      ---------      ---------      ---------
STOCKHOLDERS' DEFICIT:
  Series A preferred stock                                   521             --             --                           521
  Common stock                                                 2             32             --            (32)             2
  Paid-in capital                                            860        110,885          5,179       (116,064)           860
  Accumulated deficit                                    (79,489)       (15,479)         6,079          9,400        (79,489)
  Accumulated other comprehensive income (loss):
    gain on derivative instruments                            81             81             --            (81)            81
    cumulative currency translation adjustment            (6,485)          (192)        (6,292)         6,484         (6,485)
                                                       ---------      ---------      ---------      ---------      ---------
      TOTAL STOCKHOLDERS' DEFICIT                        (84,510)        95,327          4,966       (100,293)       (84,510)
                                                       ---------      ---------      ---------      ---------      ---------
                                                       $ 153,165      $ 152,473      $ 141,985      $(173,276)     $ 274,347
                                                       =========      =========      =========      =========      =========

                        PHIBRO ANIMAL HEALTH CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
                  For The Three Months Ended September 30, 2002
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------
                                                                       Guarantor   Non-Guarantors  Consolidation  Consolidated
                                                           Parent     Subsidiaries  Subsidiaries    Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                $  7,108       $ 50,363      $ 30,665       $ (1,854)      $ 86,282


COST OF GOODS SOLD                                          5,787         37,747        22,454         (1,854)        64,134
                                                         --------       --------      --------       --------       --------
  GROSS PROFIT                                              1,321         12,616         8,211             --         22,148


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                4,358          6,955         4,537                        15,850
                                                         --------       --------      --------       --------       --------
  OPERATING INCOME (LOSS)                                  (3,037)         5,661         3,674             --          6,298

OTHER:
  Interest expense                                          3,764             30           710                         4,504
  Interest (income)                                            (1)            --          (125)                         (126)
  Other expense, net                                           97            139           950                         1,186

  Intercompany interest and other                          (7,546)         4,950         2,596                            --

  Loss (profit) relating to subsidiaries                      347             --            --           (347)            --
                                                         --------       --------      --------       --------       --------
  INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                            302            542          (457)           347            734

PROVISION FOR INCOME TAXES                                     --             77           355                           432
                                                         --------       --------      --------       --------       --------
  INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                302            465          (812)           347            302


DISCONTINUED OPERATIONS:
  Profit (loss) relating to discontinued operations          (459)            --            --            459             --
  Profit (loss) from discontinued operations (net
    of income taxes)                                           --            269          (728)                         (459)
                                                         --------       --------      --------       --------       --------
NET INCOME (LOSS)                                        $   (157)      $    734      $ (1,540)      $    806       $   (157)
                                                         ========       ========      ========       ========       ========

                        PHIBRO ANIMAL HEALTH CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
                  For the Three Months Ended September 30, 2002
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------
                                                                     Guarantor    Non-Guarantor  Consolidation   Consolidated
                                                       Parent      Subsidiaries    Subsidiaries   Adjustments      Balance
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                   $   (157)      $    734       $ (1,540)      $    806       $   (157)
  Adjustment for discontinued operation                    459           (269)           728           (459)           459
                                                      --------       --------       --------       --------       --------
  Income (loss) from continuing operations                 302            465           (812)           347            302

  Adjustments to reconcile income (loss) from
    continuing operations to net cash
    provided by operating activities:
    Depreciation and amortization                          355          1,052          1,849                         3,256
    Deferred income taxes                                   --             --            373                           373
    Unrealized foreign currency (gains) losses
      and other                                             95           (523)         1,653                         1,225

    Changes in operating assets and liabilities:
      Accounts receivable                                 (306)         2,243          1,443                         3,380
      Inventory                                            (65)        (3,832)         1,007                        (2,890)
      Prepaid expenses and other                         1,285          1,705         (2,440)                          550
      Other assets                                        (154)           566           (475)                          (63)
      Intercompany                                       5,541           (273)        (4,921)          (347)            --
      Accounts payable                                     536          7,524          1,839                         9,899
      Accrued expenses and other                         2,322         (1,614)         4,392                         5,100
   Cash provided by discontinued operations                 --            (85)         2,527                         2,442
                                                      --------       --------       --------       --------       --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES            9,911          7,228          6,435             --         23,574
                                                      --------       --------       --------       --------       --------
INVESTING ACTIVITIES:
  Capital expenditures                                    (172)        (1,395)        (1,114)                       (2,681)
  Proceeds from sale of assets                              --             --              6                             6
  Discontinued operations                                   --           (177)          (845)                       (1,022)
                                                      --------       --------       --------       --------       --------
NET CASH (USED) BY INVESTING ACTIVITIES                   (172)        (1,572)        (1,953)            --         (3,697)
                                                      --------       --------       --------       --------       --------
FINANCING ACTIVITIES:
  Cash overdraft                                          (226)        (3,885)        (1,689)                       (5,800)
  Net (decrease) in short-term debt                     (9,927)            --           (460)                      (10,387)
  Payments of long-term debt                                --           (136)        (1,332)                       (1,468)
                                                      --------       --------       --------       --------       --------
  NET CASH (USED) BY FINANCING ACTIVITIES              (10,153)        (4,021)        (3,481)            --        (17,655)
                                                      --------       --------       --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     --             (7)            19                            12
                                                      --------       --------       --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        (414)         1,628          1,020             --          2,234

CASH AND CASH EQUIVALENTS
  at beginning of period                                   457            130          5,832                         6,419
                                                      --------       --------       --------       --------       --------
CASH AND CASH EQUIVALENTS
  at end of period                                    $     43       $  1,758       $  6,852       $     --       $  8,653
                                                      ========       ========       ========       ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This information should be read in conjunction with the condensed consolidated financial statements and related notes, contained in this Report. The Company's Odda, Carbide, and MRT businesses have been classified as discontinued operations. This discussion presents information only for continuing operations, unless otherwise indicated.

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

     In August 2003, the Company completed the sale of MRT for net proceeds after transaction costs of approximately $13.8 million, subject to certain post-closing adjustments and escrow requirements.

Refinancing

     On October 21, 2003 the Company issued 105,000 units consisting of $85,000,000 of 13% Senior Secured Notes due 2007 of Phibro Animal Health Corporation ("PAHC") (the "US Senior Notes") and $20,000,000 13% Senior Secured Notes due 2007 of Philipp Brothers Netherlands III B.V. (the "Dutch Senior Notes" and, together with the US Senior Notes, the "Senior Secured Notes"), an indirect wholly-owned subsidiary of PAHC (the "Dutch issuer"). The Company used the proceeds from the issuance to: (i) repurchase $51,971,000 of its 9 7/8% Senior Subordinated Notes due 2008 at a price equal to 60% of the principal amount thereof, plus accrued and unpaid interest; (ii) repay its senior credit facility of $34,888,000 outstanding at the repayment date; (iii) satisfy, for a payment of approximately $29,315,000, certain of its outstanding obligations to Pfizer Inc., including: (a) $20,075,000 aggregate principal amount of its promissory note plus accrued and unpaid interest; (b) $9,681,000 of accounts payable, (c) $9,257,000 of accrued expenses; and (d) future contingent purchase price obligations under its agreements with Pfizer by which the Company acquired Pfizer's medicated feed additive business, and; (iv) pay fees and expenses relating to the above transactions.

     The US Senior Notes and the Dutch Senior Notes are senior secured obligations of each of PAHC and the Dutch issuer, respectively. The US Senior Notes and the Dutch Senior Notes are guaranteed on a senior secured basis by all PAHC's domestic restricted subsidiaries, and the Dutch Senior Notes are guaranteed on a senior secured basis by PAHC and by the restricted subsidiaries of the Dutch issuer, including Phibro Animal Health (Belgium) SPRL. The US Senior Notes and related guarantees are secured by substantially all of PAHC's assets and the assets of its domestic restricted subsidiaries, other than real property and interests therein. The Dutch Senior Notes and related guarantees are secured by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, a mortgage on substantially all of the real property, of the Dutch issuer and each of its restricted subsidiaries, a pledge of 100% of the capital stock of each subsidiary of the Dutch issuer, a pledge of the intercompany loans made by the Dutch issuer to its restricted subsidiaries and substantially all of the assets of the U.S. guarantors, other than real property and interests therein. The indenture governing the Senior Secured Notes provides for optional make-whole redemptions at any time prior to June 1, 2005, optional redemption on or after June 1, 2005, and requires the Company to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).

     Also, on October 21, 2003, the Company entered into a new replacement domestic senior working capital credit facility with Wells Fargo Foothill, Inc., providing for a working capital line plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities may not exceed $25,000,000, and the aggregate amount of borrowings under the working capital facility may not exceed $15,000,000.

Borrowings under the replacement domestic senior credit facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and domestic inventory. Under the replacement credit facility, the Company may choose between two interest rate options: (i) the applicable base rate as defined plus 0.50% and (ii) the LIBOR rate as defined plus 2.75%. Indebtedness under the replacement credit facility is secured by a first priority lien on substantially all of the Company's assets and assets of substantially all of the Company's domestic subsidiaries. The Company is required to pay an unused line fee of 0.375% on the unused portion of the replacement credit facility, a monthly servicing fee and standard letter of credit fees to issuing banks. Borrowings under the replacement credit facility are available until, and are repayable no later than, October 31, 2007, although borrowings must be repaid by June 30, 2007 if the maturity of the Senior Secured Notes has not been extended, as required by the credit facility, by that date.

     Pursuant to the terms of an intercreditor agreement, the security interest securing the Senior Secured Notes and the guarantees made by the Company's domestic restricted subsidiaries is subordinated to a lien securing the replacement domestic senior credit facility.

     The Company believes that, through the refinancings referred to above, the liquidity issues mentioned in the Company's June 30, 2003 consolidated financial statements have been resolved. The Company's replaced senior bank credit facility and its note payable to Pfizer were to mature in November 2003 and March 2004, respectively. The effect of the above refinancing transactions will be included in the December 31, 2003 financial statements.

     The Company intends to sell the assets and business of its subsidiary, The Prince Manufacturing Company ("PMC"), to Palladium Equity Partners II, LP and certain of its affiliates (the "Palladium Investors"). The material elements of the transactions relating to this sale include: (i) the transfer of ownership to the Palladium Investors of PMC's assets; (ii) the reduction of the preferred stock of the Palladium Investors from $69,868,000 (as of September 30, 2003) to $15,200,000 (as of September 30, 2003); (iii) the termination of any obligation of the Company or any subsidiaries of the Company in respect of the $2,250,000 annual management advisory fee; (iv) a separate cash payment to the Palladium Investors of $10,000,000 (derived from the recent sale of the Company's subsidiary, Mineral Resource Technologies, Inc. ("MRT"); (v) payments by PMC to the Company for central support services for the next three years of $1,000,000, $500,000 and $200,000, respectively; and (vi) supply arrangements between the Company and PMC with respect to manganous oxide and red iron oxide. The PMC transactions are subject to definitive documentation that is expected to include customary representations, warranties and indemnities of the Company, provisions for working capital adjustments and settlement of intercompany accounts, a closing fee payable to Palladium and the agreement of the Company to pay or reimburse the Palladium Investors for their reasonable out-of-pocket transaction expenses. The economic terms set forth above are subject to the terms upon which intercompany accounts would be settled, the amount of minimum working capital of PMC to be agreed upon and the amount of the closing fee payable to Palladium. The Company also expects that it will establish a $1,000,000 escrow or other credit support for two years to secure its net working capital and indemnification obligations, and indemnify the Palladium Investors, payable after the maturity of the Company's Senior Subordinated Notes due 2008, for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of the PMC business less than $21,000,000, up to a maximum payment by the Company of $4,000,000. Under the indenture for the Senior Secured Notes, the transaction must be completed on or before December 31, 2003.

Summary Consolidated Results of Continuing Operations

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2003               2002
                                                     ----               ----
                                                          (Thousands)

Net sales                                          $ 87,170          $ 86,282
 Gross profit                                        21,164            22,148
 Selling, general and administrative                 16,161            15,850
 Operating income                                     5,003             6,298
 Interest expense, net                                3,707             4,378
 Other (income) expense, net                           (635)            1,186
 Provision for income taxes                             783               432
 Income from continuing operations                 $  1,148          $    302

Comparison of Three Months Ended September 30, 2003 and 2002

     Net Sales of $87.2 million increased $0.9 million, or 1%. Animal Health and Nutrition sales of $59.8 million declined slightly from the prior year.
Specialty Chemicals sales of $27.4 million increased $1.0 million, or 4%, primarily due to volume increases in the All Other segment.

     Gross Profit of $21.2 million decreased $1.0 million to 24.3% of net sales, compared with 25.7% in 2002. Unfavorable sales mix in Animal Health and Nutrition was responsible for the overall decrease.

     Selling, General and Administrative Expenses of $16.2 million increased $0.3 million, or 2%. Operating segment expenses approximated the prior year. Corporate expenses increased $0.3 million due to higher staffing levels that began in mid-fiscal 2003.

     Operating Income of $5.0 million decreased $1.3 million to 5.7% of sales. The decrease was primarily due to gross profit declines in the Animal Health and Nutrition segment offset in part by improved operating performance of the Specialty Chemicals group.

     Interest Expense, Net of $3.7 million decreased $0.7 million, compared with $4.4 million in 2002, primarily due to lower average borrowing levels.

     Other (Income) Expense, Net of ($0.6) million improved compared with expense of $1.2 million last year. The (income) expense principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.

     Income Taxes of $0.8 million on a consolidated pre-tax income of $1.9 million were primarily due to income tax provisions in profitable foreign jurisdictions and also for state income taxes.

Operating Segments

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      2003              2002
                                                      ----              ----
                                                          (Thousands)
Net Sales
    Animal Health & Nutrition                       $59,841           $59,976
    Specialty Chemicals:
       Industrial Chemicals                          11,982            13,894
       Distribution                                   7,939             8,096
       All Other                                      7,408             4,316
                                                    -------           -------
                                                    $87,170           $86,282
                                                    =======           =======

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2003              2002
                                                     ----              ----
                                                           (Thousands)
Operating Income
    Animal Health & Nutrition                      $ 6,900           $ 9,420
    Specialty Chemicals:
       Industrial Chemicals                            822                92
       Distribution                                    841               750
       All Other                                       297              (184)
    Corporate                                       (3,857)           (3,780)
                                                   -------           -------
                                                   $ 5,003           $ 6,298
                                                   =======           =======

     The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk Israel, and Koffolk Brazil. The Industrial Chemicals segment manufactures and markets specialty chemicals for use in the pressure treated wood, brick, glass, and chemical industries, and includes Phibro-Tech and PMC. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations. The All Other segment includes contract manufacturing of crop protection chemicals, Wychem and all other operations.

Operating Segments Comparison of Three Months Ended September 30, 2003 and 2002

     Animal Health and Nutrition

     Net Sales of $59.8 million decreased $0.1 million. Medicated Feed Additives net sales decreased by $2.8 million. Revenues were lower for antibacterials, antibiotics and anticoccidials but were offset in part by higher sales of anthelmintics and other medicated feed additives. The decreased revenues primarily were due to unit volume decreases. Nutritional Feed Additives net sales increased by $2.7 million, principally due to volume increases in core inorganic minerals, trace mineral premixes and other ingredients.

     Operating Income of $6.9 million decreased $2.5 million, or 27%. Operating income declined due to higher cost of goods reflecting the stronger Euro's effect on Belgium manufacturing costs, lower unit volumes and changes in product mix to lower margin items. This was offset in part by higher average selling prices, including favorable currency effect on international sales.

    Specialty Chemicals

     Industrial Chemicals net sales of $12.0 million decreased $1.9 million, or 14%. Sales of etchants and related products to the printed circuit board market decreased $1.8 million due to the divesture of the Company's eastern United States etchant business in mid-fiscal 2003. The Company continues its existing etchant business at one remaining facility. Sales of iron and manganese compounds to the brick, masonry, glass, and other chemical industries decreased $0.1 million primarily due to lower unit volumes. Industrial Chemicals operating income of $0.8 million improved $0.7 million. The improvement principally was due to savings from headcount reductions and facility restructurings.

     Distribution net sales of $7.9 million decreased $0.2 million, or 2%. Lower unit sales volumes in the U.S. were partially offset by higher sales volumes in Europe. Distribution operating income of $0.8 million increased $0.1 million, or 12%. As a percentage of sales, operating income increased to 11% in 2003 from 9% in 2002. The improvement in operating income margins resulted principally from increased sales of higher margin products.

     All Other net sales of $7.4 million increased $3.1 million, or 72%. Revenues for contract manufacturing increased $3.0 million and specialized lab projects and formulations increased $0.1 million. All Other operating income of $0.3 million improved from the prior year loss of $0.2 million due to increased unit volumes and higher average selling prices.

Discontinued Operations

     The Company shutdown Odda Smelteverk (Norway) ("Odda"), and divested Carbide Industries (U.K.) ("Carbide") and Mineral Resource Technologies, Inc. ("MRT"). These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations.



                                                              Three Months Ended
                                                              September 30, 2003
                                                              ------------------
                                                                 (Thousands)

                                                                    MRT
                                                                    ---
 Net sales                                                        $ 3,327
                                                                  =======

Pre-tax income (loss) from discontinued operations                $  (124)
Provision (benefit) for income tax                                $    --
                                                                  -------
Income  (loss) from discontinued operations                       $  (124)
                                                                  =======
Depreciation and Amortization                                     $    --
                                                                  =======


                                            Three Months Ended September 30, 2002
                                          ------------------------------------------
                                                          (Thousands)
                                            Odda       Carbide      MRT       Total
                                          --------    --------   --------   --------
Net sales                                 $  3,428    $  1,477   $  5,854   $ 10,759
                                          ========    ========   ========   ========
Pre-tax income (loss) from discontinued
  operations                              $   (805)   $     92   $    269   $   (444)
Provision (benefit) for income tax        $     --    $     15   $     --   $     15
                                          --------    --------   --------   --------
Income  (loss) from discontinued
  operations                              $   (805)   $     77   $    269   $   (459)
                                          ========    ========   ========   ========
Depreciation and Amortization             $    318    $     54   $    309   $    681
                                          ========    ========   ========   ========

     Odda and Carbide. During 2003, the Company determined that it would permanently shutdown and no longer fund the operations of Odda. On February 28, 2003, Odda filed for bankruptcy in Norway. The bankruptcy is proceeding in accordance with Norwegian law. The Company has been advised that, as a result of the bankruptcy, the creditors of Odda have recourse only to the assets of Odda, except in the case of certain debt guaranteed by the Company. The Company is the guarantor of certain debt of Odda. As of September 30, 2003, debt of Norwegian Krone (NOK) 23.8 million ($3.4 million) was outstanding and was included in loans payable to banks on the Company's consolidated balance sheet. The outstanding balance is payable November 30, 2003. The Company has been advised by Norwegian counsel that it will obtain the benefit of the banks' position as a secured creditor upon payment pursuant to the guarantees. During 2003, the Company sold Carbide, previously a distributor for one of Odda's product lines. Proceeds from the divestiture were not material.

     Mineral Resource Technologies, Inc. ("MRT"). The Company sold MRT on August 28, 2003 for net proceeds, after transaction costs, of approximately $13.8 million, subject to post-closing adjustments and escrow requirements. The Company recorded a gain of approximately $0.2 million on disposal. Based upon its assessment of likely outcomes, the Company does not anticipate a material effect from post-closing adjustments.

Liquidity and Capital Resources

     Net Cash Provided by Operating Activities. Cash provided by operations for the three months ended September 30, 2003 and 2002 was $0.7 million and $23.6 million, respectively. Cash provided in 2003 was attributable to income from operations offset by unrealized foreign currency losses and increased working capital requirements. Cash provided in 2002 was due to aggressive working capital management.

     Net Cash Provided (Used) by Investing Activities. Net cash provided (used) by investing activities for the three months ended September 30, 2003 and 2002 was $13.2 million and ($3.7) million, respectively. Discontinued operations provided (used) $14.1 million and ($1.0) million in 2003 and 2002, respectively. Capital expenditures of $.9 million and $2.7 million in the respective 2003 and 2002 periods were for new product capacity, for maintaining the Company's existing asset base and for environmental, health and safety projects.

     Net Cash Provided (Used) by Financing Activities. Net cash provided (used) by financing activities for the three months ended September 30, 2003 and 2002 was $1.1 million and ($17.7) million, respectively. Short-term debt decreased due to a $4.0 million reduction in the domestic credit facility and related capital expenditure line and a $2.3 million payment related to Norwegian bank debt, offset by a $6.0 million increase in foreign borrowings. Payments of long-term debt and changes in cash overdraft accounted for the remainder of net cash provided by financing activities.

     Working Capital and Capital Expenditures. Working capital, defined as accounts receivables, inventories and prepaid expenses and other current assets, less accounts payable and accrued expenses and other current liabilities, was $54.2 million and $59.7 million as of September 30, 2003 and June 30, 2003, respectively. The decrease was primarily due to improved management of accounts receivable and increases in accrued expenses.

     The Company anticipates spending approximately $10.0 million for capital expenditures related to continuing operations in fiscal 2004, primarily to cover the Company's asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

     Liquidity. At September 30, 2003, the Company was holding excess cash of approximately $18.0 million, due to the pending status of its refinancing transactions at that date. The cash was substantially from the sale of MRT and additional borrowings under foreign credit facilities.

     At September 30, 2003, the Company was in compliance with the financial covenants included in its since replaced domestic senior credit facility with its lending banks. At September 30, 2003, the amount of credit extended under the Company's replaced domestic senior credit facility totaled $28.2 million under the revolving credit facility and $1.3 million under the capital expenditure facility. At November 14, 2003, the amount of borrowings under the Company's new replacement working capital facility was $7.6 million, and the Company had $4.9 million available under that facility, after reduction for a $2.5 million reserve for interest payments due December 1, 2003. In addition, certain of the Company's foreign subsidiaries also had availability totaling $0.6 million under their respective loan agreements.

     The Company's ability to fund its operating plan relies upon its ability to continue to successfully implement its efforts to improve its overall liquidity (through cost reduction activities, working capital improvement plans, shutdown of unprofitable operations and sale of certain business operations and other assets) and the continued availability of borrowings under its replacement senior working capital facility. The Company believes that it will be able to comply with the terms of its covenants under the replacement senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or consents on favorable terms, if at all.

     The Company anticipates taxable gains on extinguishment of debt and other aspects of the refinancing will be substantially offset by existing net operating loss carry forwards, and that the Company will not incur significant cash income tax payments related to these gains.

Certain Factors Affecting Future Operating Results

Forward-Looking Statements

     This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

     o    our substantial leverage and potential inability to service our debt

     o    our dependence on distributions from our subsidiaries

     o risks associated with our international operations and significant foreign assets

     o    our dependence on our Israeli operations

     o    competition in each of our markets

     o    potential environmental liability

     o    potential legislation affecting the use of medicated feed additives

     o extensive regulation by numerous government authorities in the United States and other countries

     o our reliance on the continued operation and sufficiency of our manufacturing facilities

     o    our reliance upon unpatented trade secrets

     o    the risks of legal proceedings and general litigation expenses

     o    potential operating hazards and uninsured risks

     o    the risk of work stoppages

     o    our dependence on key personnel

     See also the discussion under "Risks and Uncertainties" in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and in Note 2 of our Condensed Consolidated Financial Statements included in this Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For financial market risks related to changes in interest rates, foreign currency exchange rates and commodity prices, reference is made to Part II, Item 7, Quantitative and Qualitative Disclosure About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and to Note 15 to our Consolidated Financial Statements included therein.

Item 4. Controls and Procedures

(a) Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, Chairman of the Board and Chief Financial Officer, the effectiveness and design of our disclosure controls and procedures, and have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information we are required to disclose in reports that we furnish to the Securities and Exchange Commission. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II --OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.       Description

4.1.4 Fourth Supplemental Indenture, dated as of October 1, 2003, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant. (1)

4.1.5 Fifth Supplemental Indenture, dated as of October 21, 2003, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant.

4.2 Indenture, dated as of October 21, 2003, by and among Phibro Animal Health Corporation and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent. (2)

10.31 Loan and Security Agreement, dated October 21, 2003, by and among, the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., and Phibro Animal Health Corporation ("Parent"), and each of Parent's Subsidiaries identified on the signature pages thereto.

10.31.1 Amendment Number One to Loan and Security Agreement dated November 14, 2003.

10.32 Intercreditor and Lien Subordination Agreement, dated as of October 21, 2003, made by and among Wells Fargo Foothill, Inc., HSBC Bank USA, Phibro Animal Health Corporation ("Parent") and those certain subsidiaries of the Parent party thereto.

31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 2, 2003.
(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 21, 2003.

     Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, the
Company is not an "issuer" as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act. The Company submits periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its 9 7/8% Senior Subordinated Notes due 2008.

(b) Reports on Form 8-K

     On September 12, 2003 the Company furnished a report on Form 8-K reporting items 2 and 7.

     On September 24, 2003, the Company furnished a report on Form 8-K reporting items 7 and 9.

     Subsequent to the period covered by this Report, on October 7, 2003 the Company furnished a report on Form 8-K reporting items 5 and 7, and on October 31, 2003 the Company furnished a report on Form 8-K reporting items 5 and 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHIBRO ANIMAL HEALTH CORPORATION


Date: November 14, 2003                       By: /s/ JACK C. BENDHEIM
                                            -----------------------------------
                                                      Jack C. Bendheim
                                                   Chairman of the Board


Date: November 14, 2003                       By: /S/ GERALD K. CARLSON
                                            -----------------------------------
                                                      Gerald K. Carlson
                                                   Chief Executive Officer


Date: November 14, 2003                       By: /s/ RICHARD G. JOHNSON
                                            -----------------------------------
                                                      Richard G. Johnson
                                                   Chief Financial Officer
                                               (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                 Exhibit Index

Exhibit No.       Description

4.1.4 Fourth Supplemental Indenture, dated as of October 1, 2003, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant. (1)

4.1.5 Fifth Supplemental Indenture, dated as of October 21, 2003, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant.

4.2 Indenture, dated as of October 21, 2003, by and among Phibro Animal Health Corporation and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent. (2)

10.31 Loan and Security Agreement, dated October 21, 2003, by and among, the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., and Phibro Animal Health Corporation ("Parent"), and each of Parent's Subsidiaries identified on the signature pages thereto.

10.31.1 Amendment Number One to Loan and Security Agreement dated November 14, 2003.

10.32 Intercreditor and Lien Subordination Agreement, dated as of October 21, 2003, made by and among Wells Fargo Foothill, Inc., HSBC Bank USA, Phibro Animal Health Corporation ("Parent") and those certain subsidiaries of the Parent party thereto.

31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 2, 2003.
(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 21, 2003.

     Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, the
Company is not an "issuer" as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act. The Company submits periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its 9 7/8% Senior Subordinated Notes due 2008.