Form 10-Q
period 2003-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2004-02-18
CIK 1069899

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

              |X| *QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                                 Yes | | No |X|
Number of shares of each class of common stock outstanding as of December 31, 2003:

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

                        PHIBRO ANIMAL HEALTH CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION (UNAUDITED)

      Item 1. Condensed Consolidated Financial Statements.................     3
              Condensed Consolidated Balance Sheets.......................     4
              Condensed Consolidated Statements of Operations
                and Comprehensive Income..................................     5
              Condensed Consolidated Statements of Changes in
                Stockholders' Deficit.....................................     6
              Condensed Consolidated Statements of Cash Flows.............     7
              Notes to Condensed Consolidated Financial Statements........     8

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    30
      Item 3. Quantitative and Qualitative Disclosures About
                Market Risk...............................................    40

      Item 4. Controls and Procedures.....................................    40

PART II OTHER INFORMATION
      Item 6. Exhibits and Reports on Form 8-K............................    41

SIGNATURES ...............................................................    42

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                 (In Thousands)

                                                                                        December 31,             June 30,
                                                                                           2003                    2003
                                                                                        ------------            ---------

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                            $   8,682             $  11,179
    Trade receivables, less allowance for doubtful accounts
      of $1,431 at December 31, 2003 and $1,445 at June 30, 2003                            56,778                55,671
    Other receivables                                                                        3,891                 3,642
    Inventories                                                                             87,949                88,767
    Prepaid expenses and other current assets                                                8,719                10,188
    Current assets from discontinued operations                                                 --                 4,942
                                                                                         ---------             ---------
        TOTAL CURRENT ASSETS                                                               166,019               174,389

PROPERTY, PLANT AND EQUIPMENT, net                                                          63,327                66,440

INTANGIBLES                                                                                  7,776                 8,669

OTHER ASSETS                                                                                17,814                14,199

OTHER ASSETS FROM DISCONTINUED OPERATIONS                                                       --                10,650
                                                                                         ---------             ---------
                                                                                         $ 254,936             $ 274,347
                                                                                         =========             =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Cash overdraft                                                                       $   3,890             $   1,686
    Loans payable to banks                                                                   9,145                38,914
    Current portion of long-term debt                                                        2,365                24,124
    Accounts payable                                                                        45,450                56,915
    Accrued expenses and other current liabilities                                          44,804                41,609
    Current liabilities from discontinued operations                                            --                 2,051
                                                                                         ---------             ---------

        TOTAL CURRENT LIABILITIES                                                          105,654               165,299

LONG-TERM DEBT                                                                             156,410               102,391

OTHER LIABILITIES                                                                           18,898                22,088

OTHER LIABILITIES FROM DISCONTINUED OPERATIONS                                                  --                   198
                                                                                         ---------             ---------
        TOTAL LIABILITIES                                                                  280,962               289,976
                                                                                         ---------             ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
    Series B and C preferred stock                                                          17,065                68,881
                                                                                         ---------             ---------

STOCKHOLDERS' DEFICIT:
    Series A preferred stock                                                                   521                   521
    Common stock                                                                                 2                     2
    Paid-in capital                                                                            860                   860
    Accumulated deficit                                                                    (40,661)              (79,489)
    Accumulated other comprehensive income (loss):
      Gain on derivative instruments                                                           500                    81
      Cumulative currency translation adjustment                                            (4,313)               (6,485)
                                                                                         ---------             ---------
        TOTAL STOCKHOLDERS' DEFICIT                                                        (43,091)              (84,510)
                                                                                         ---------             ---------
                                                                                         $ 254,936             $ 274,347
                                                                                         =========             =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)

                                 (In Thousands)

                                                                             Three Months Ended              Six Months Ended
                                                                                 December 31,                   December 31,
                                                                             2003            2002            2003            2002
                                                                          ---------       ---------       ---------       ---------
NET SALES                                                                 $  96,043       $  90,134       $ 183,213       $ 176,416

COST OF GOODS SOLD                                                           73,190          66,094         139,196         130,228
                                                                          ---------       ---------       ---------       ---------

    GROSS PROFIT                                                             22,853          24,040          44,017          46,188

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                                 17,236          16,203          33,397          32,053
                                                                          ---------       ---------       ---------       ---------

    OPERATING INCOME                                                          5,617           7,837          10,620          14,135

OTHER:
    Interest expense                                                          4,575           3,656           8,524           8,160
    Interest (income)                                                           168              30             (74)            (96)
    Other (income) expense, net                                                 (66)             19            (701)          1,205
    Net (gain) on extinguishment of debt                                    (23,226)             --         (23,226)             --
                                                                          ---------       ---------       ---------       ---------

    INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                                   24,166           4,132          26,097           4,866

PROVISION FOR INCOME TAXES                                                    2,880           1,409           3,663           1,841
                                                                          ---------       ---------       ---------       ---------

    INCOME FROM CONTINUING OPERATIONS                                        21,286           2,723          22,434           3,025

DISCONTINUED OPERATIONS:
    (Loss) from discontinued operations (net of income
       taxes)                                                                    --         (10,558)           (124)        (11,017)
    Gain on disposal of discontinued operations (net of
       income taxes)                                                             --              --             231              --
                                                                          ---------       ---------       ---------       ---------

    NET INCOME (LOSS)                                                        21,286          (7,835)         22,541          (7,992)

OTHER COMPREHENSIVE INCOME (LOSS):
    Derivative instruments                                                      102            (158)            419          (1,241)
    Currency translation adjustment                                           3,031            (827)          2,172          (3,654)
                                                                          ---------       ---------       ---------       ---------

    COMPREHENSIVE INCOME (LOSS)                                           $  24,419       $  (8,820)      $  25,132       $ (12,887)
                                                                          =========       =========       =========       =========

    NET INCOME (LOSS)                                                        21,286          (7,835)         22,541          (7,992)

Excess of the reduction of redeemable preferred stock
    over total assets divested and costs and liabilities
    incurred on the Prince Transactions                                      20,138              --          20,138              --
Preferred dividends                                                          (2,864)         (2,121)         (3,851)         (4,244)
                                                                          ---------       ---------       ---------       ---------

    NET INCOME (LOSS) AVAILABLE TO
       COMMON SHAREHOLDERS                                                $  38,560       $  (9,956)      $  38,828       $ (12,236)
                                                                          =========       =========       =========       =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (Unaudited)

           For the Three Months and Six Months Ended December 31, 2003

                                 (In Thousands)

                                                        Common
                                      Preferred          Stock                                    Accumulated Other
                                        Stock      ----------------      Paid-in    Accumulated     Comprehensive
                                       Series A    Class A    Class B    Capital      Deficit        Income (Loss)       Total
                                     ------------  -------    -------    -------     ----------   -----------------    ---------

Balance, June 30, 2003                $    521     $     1    $     1    $   860      $(79,489)       $ (6,404)         $(84,510)

    Dividends on Series B and C
     redeemable preferred stock                                                         (2,453)                           (2,453)

    Equity value accreted on
     Series B and C redeemable
     preferred stock                                                                     1,466                             1,466

    Derivative instruments                                                                                 317               317

    Foreign currency translation
     adjustment                                                                                           (859)             (859)

    Net income                                                                           1,255                             1,255
                                       -------     ------     ------     -------      --------          -------          -------

 Balance, September 30, 2003          $    521     $    1     $     1    $   860      $(79,221)       $ (6,946)         $(84,784)
                                      ========     ======     =======    =======      ========        ========          ========

    Excess of the reduction in
     redeemable preferred stock over
     total assets divested and costs
     and liabilities incurred on the
     Prince Transactions                                                                20,138                            20,138

    Dividends on Series B and C
     redeemable preferred stock                                                         (2,348)                           (2,348)

    Equity value accreted on
     Series B and C redeemable
     preferred stock                                                                      (516)                             (516)

    Derivative instruments                                                                                 102               102

    Foreign currency translation
     adjustment                                                                                          3,031             3,031

    Net income                                                                          21,286                            21,286
                                       -------     ------     ------     -------      --------          -------          -------

 Balance, December 31, 2003              $ 521     $    1     $     1    $   860      $(40,661)       $ (3,813)         $(43,091)
                                      ========     ======     =======    =======      ========        ========          ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

               For the Six Months Ended December 31, 2003 and 2002

                                 (In Thousands)

                                                                                           2003                2002
                                                                                         ---------          ---------
OPERATING ACTIVITIES:
    Net income (loss)                                                                    $  22,541          $  (7,992)
    Adjustment for discontinued operations                                                    (107)            11,017
                                                                                         ---------          ---------
    Income from continuing operations                                                       22,434              3,025

    Adjustments to reconcile income from continuing operations to net cash provided (used) by operating activities:
      Depreciation and amortization                                                          6,745              6,687
      Deferred income taxes                                                                     93                416
      Net (gain) on extinguishment of debt                                                 (23,226)                --
      Unrealized foreign currency (gains) and other                                           (820)              (120)

      Changes in operating assets and liabilities:
        Accounts receivable                                                                 (2,102)             2,890
        Inventories                                                                         (1,985)           (10,740)
        Prepaid expenses and other current assets                                              572              1,275
        Other assets                                                                           605               (821)
        Accounts payable                                                                    (7,071)            17,525
        Accrued expenses and other liabilities                                               4,504              3,506
    Cash provided (used) by discontinued operations                                           (421)             3,799
                                                                                         ---------          ---------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      (672)            27,442
                                                                                         ---------          ---------

INVESTING ACTIVITIES:
    Capital expenditures                                                                    (2,332)            (5,385)
    Proceeds from sale of assets                                                                23              2,498
    Discontinued operations                                                                 14,449              1,492
                                                                                         ---------          ---------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    12,140             (1,395)
                                                                                         ---------          ---------

FINANCING ACTIVITIES:
    Cash overdraft                                                                           2,204             (5,351)
    Net (decrease) in short-term debt                                                      (30,049)            (3,426)
    Proceeds from long-term debt                                                           107,500              1,660
    Payments of long-term debt                                                             (34,033)           (11,752)
    Payment of Pfizer obligations                                                          (28,300)                --
    Payments relating to the Prince Transactions and transaction costs                     (19,979)                --
    Debt refinancing costs                                                                 (11,496)                --
                                                                                         ---------          ---------
        NET CASH (USED) BY FINANCING ACTIVITIES                                            (14,153)           (18,869)
                                                                                         ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        188                191
                                                                                         ---------          ---------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (2,497)             7,369

CASH AND CASH EQUIVALENTS at beginning of period                                            11,179              6,419
                                                                                         ---------          ---------

CASH AND CASH EQUIVALENTS at end of period                                               $   8,682          $  13,788
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

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

1. General

  Principles of Consolidation and Basis of Presentation

      In the opinion of Phibro Animal Health Corporation ("PAHC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of December 31, 2003 and its results of operations and cash flows for the three months and six months ended December 31, 2003 and 2002. PAHC and/or its subsidiaries are referred to as the "Company".

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

      The Company's Odda, Carbide, and MRT businesses have been classified as discontinued operations, as discussed in Note 7. These footnotes present information only for continuing operations, unless otherwise indicated.

      The results of operations for the three months and six months ended December 31, 2003 may not be indicative of results for the full year.

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

      The Company will adopt the following new accounting pronouncement in fiscal 2004:

      Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)" ("SFAS No. 132"). This revision to SFAS No. 132 relates to employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 now requires additional disclosures to describe the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The adoption of this revision to SFAS No. 132 will not result in a material impact on the Company's financial statements.

      FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN No. 46"). This revision to FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 is effective for financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46 will not result in an impact on the Company's financial statements.

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

3. Refinancing

      On October 21, 2003, the Company issued 105,000 units consisting of $85,000 of 13% Senior Secured Notes due 2007 of PAHC (the "US Senior Notes") and $20,000 13% Senior Secured Notes due 2007 of Philipp Brothers Netherlands III B.V. (the "Dutch Senior Notes" and, together with the US Senior Notes, the "Senior Secured Notes"), an indirect wholly-owned subsidiary of PAHC (the "Dutch issuer"). The Company used the proceeds from the issuance to: (i) repurchase $51,971 of its 9 7/8% Senior Subordinated Notes due 2008 at a price equal to 60% of the principal amount thereof, plus accrued and unpaid interest; (ii) repay its senior credit facility of $34,888 outstanding at the repayment date; (iii) satisfy, for a payment of approximately $29,315, certain of its outstanding obligations to Pfizer Inc., including: (a) $20,075 aggregate principal amount of its promissory note plus accrued and unpaid interest, (b) $9,748 of accounts payable, (c) $9,040 of accrued expenses, and (d) future contingent purchase price obligations under its agreements with Pfizer Inc. by which the Company acquired Pfizer's medicated feed additive business; and (iv) pay fees and expenses relating to the above transactions.

      A net gain on extinguishment of debt is included in the Company's condensed consolidated statement of operations, calculated as follows:

            Net Gain on Repurchase of 9 7/8% Senior Subordinated Notes due 2008:
              Principal amount of repurchased notes                                $ 51,971
              Repurchased at 60% of principal amount                                (31,183)
              Transaction costs                                                      (4,107)
                                                                                   --------
            Net gain on repurchase of notes                                          16,681
                                                                                   --------

            Loss on repayment of senior credit facility                              (1,018)
                                                                                   --------

            Net Gain on Payment of Pfizer Obligations:

             Obligations paid:
             -promissory note                                                        20,075
             -accrued interest on promissory note                                     1,015
             -accounts payable and accrued expenses                                  18,788
                                                                                   --------
             Total obligations paid                                                  39,878
             Cash payment to Pfizer                                                 (29,315)
             Transaction costs                                                       (3,000)
                                                                                   --------
             Net gain on payment of Pfizer obligations                                7,563
                                                                                   --------

             Net gain on extinguishment of debt                                    $ 23,226
                                                                                   ========

      The US Senior Notes and the Dutch Senior Notes are senior secured obligations of each of PAHC (the "US Issuer") and the Dutch issuer, respectively. The US Senior Notes and the Dutch Senior Notes are guaranteed on a senior secured basis by all PAHC's domestic restricted subsidiaries, and the Dutch Senior Notes are guaranteed on a senior secured basis by PAHC and by the restricted subsidiaries of the Dutch issuer, presently consisting of Phibro Animal Health SA. The US Senior Notes and related guarantees are secured by substantially all of PAHC's assets and the assets of its domestic restricted subsidiaries, other than real property and interests therein, including a pledge of all the capital stock of such domestic restricted subsidiaries. The Dutch Senior Notes and related guarantees are secured by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, and a mortgage on substantially all of the real property of the Dutch issuer and each of its restricted subsidiaries, a pledge of 100% of the capital stock of each subsidiary of the Dutch issuer, a pledge of the intercompany loans made by the Dutch issuer to its restricted subsidiaries and substantially all of the assets of the U.S. guarantors, other than real property and interests therein. The indenture governing the Senior Secured Notes provides for optional make-whole redemptions at any time prior to June 1, 2005, optional redemption on or after June 1, 2005, and requires the Company to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).

      Also, on October 21, 2003, the Company entered into a new replacement domestic senior credit facility ("senior credit facility") with Wells Fargo Foothill, Inc., providing for a working capital facility plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities may not exceed $25,000, including aggregate borrowings under the working capital facility up to $15,000.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

      Borrowings under the senior credit facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and domestic inventory. Under the senior credit facility, the Company may choose between two interest rate options: (i) the applicable base rate as defined plus 0.50% and
(ii) the LIBOR rate as defined plus 2.75%. Indebtedness under the senior credit facility is secured by a first priority lien on substantially all of the Company's assets and assets of substantially all of the Company's domestic subsidiaries. The Company is required to pay an unused line fee of 0.375% on the unused portion of the senior credit facility, a monthly servicing fee and standard letter of credit fees to issuing banks. Borrowings under the senior credit facility are available until, and are repayable no later than, October 31, 2007, although borrowings must be repaid by June 30, 2007 if the maturity of the Senior Secured Notes has not been extended, as required by the senior credit facility, by that date.

      Pursuant to the terms of an intercreditor agreement, the security interest securing the Senior Secured Notes and the guarantees made by the Company's domestic restricted subsidiaries is subordinated to a lien securing the senior credit facility.

      The Company believes that, through the refinancings referred to above, the liquidity issues mentioned in the Company's June 30, 2003 consolidated financial statements have been resolved. The Company's replaced senior credit facility and its note payable to Pfizer were to mature in November 2003 and March 2004, respectively.

      The Company's ability to fund its operating plan relies upon its ability to continue to successfully implement its efforts to improve its overall liquidity (through cost reduction activities, working capital improvement plans, shutdown of unprofitable operations and sales of certain business operations and other assets) and the continued availability of borrowing under the senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or consents on favorable terms, if at all.

4. Prince Transactions

      Effective December 26, 2003 (the "Closing Date"), the Company completed the divestiture of substantially all of the business and assets of The Prince Manufacturing Company ("PMC") to a company ("Buyer") formed by Palladium Equity Partners II, LP and certain of its affiliates (the "Palladium Investors"), and the related reduction of the Company's preferred stock held by the Palladium Investors (collectively the "Prince Transactions").

      Pursuant to definitive purchase and other agreements executed on and effective as of the Closing Date, the Prince Transactions included the following elements: (i) the transfer of substantially all of the business and assets of PMC to Buyer; (ii) the reduction of the value of the Company's Preferred Stock owned by the Palladium Investors from $72,184 to $16,517 (accreted through the Closing Date) by means of the redemption of all of its shares of Series B Preferred Stock and a portion of its Series C Preferred Stock; (iii) the termination of $2,250 in annual management advisory fees payable by the Company to Palladium; (iv) a cash payment of $10,000 to the Palladium Investors in respect of the portion of the Company's Preferred Stock not exchanged in consideration of the business and assets of PMC; (v) the agreement of the Buyer to pay the Company for advisory fees for the next three years of $1,000, $500, and $200, respectively (which were pre-paid at closing by the Buyer and satisfied for $1,300, the net present value of such payments); and (vi) the Buyer agreed to supply manganous oxide and red iron oxide products and to provide certain mineral blending services to the Company's Prince Agriproducts subsidiary ("Prince Agri"). Prince Agri agreed to continue to provide the Buyer with certain laboratory, MIS and telephone services, all on terms substantially consistent with the historic relationship between Prince Agri and PMC, and to lease to Buyer office space used by PMC in Quincy, Illinois. The Company has an understanding to receive certain treasury services from Palladium for $100 per year. Pursuant to definitive agreements, the Company made customary representations, warranties and environmental and other indemnities, agreed to a post-closing working capital adjustment, paid $3,958 in full satisfaction of all intercompany debt owed to PMC, paid a closing fee to Palladium of $500, made certain capital expenditure adjustments included as part of the intercompany settlement amount, and agreed to pay for certain out-of-pocket transaction expenses. PMC retained $414 of its accounts receivable. The Company established a $1,000 letter of credit escrow for two years to secure its working capital adjustment and certain indemnification obligations. The Company agreed to

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of Buyer for less than $21,000, up to a maximum payment by the Company of $4,000 (the "Backstop Indemnification Amount"). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company's Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company's obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of Buyer by January 1, 2009. The definition of "Equity Value" in the Company's Certificate of Incorporation was amended to reduce the multiple of trailing EBITDA payable in connection with any future redemption of Series C Preferred to 6.0 from 7.5. The amount of consideration paid and payable in connection with the Prince Transactions and all matters in connection therewith were determined pursuant to arm's length negotiations.

      The excess of the reduction in redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions was recorded as a decrease to accumulated deficit on the Company's condensed consolidated balance sheet at December 31, 2003, and was calculated as follows:

          Series B & C Redeemable Preferred Stock:
          Accreted value pre-transaction                                 $72,184
          Accreted value post-transaction                                 16,517
                                                                         -------
          Reduction in redeemable preferred stock                         55,667
                                                                         -------

          Assets Divested and Costs Incurred:
          PMC net assets divested                                          7,430
          Cash paid to Palladium Investors for:
            -reduction of redeemable preferred stock                      10,000
            -settlement of PMC intercompany debt                           3,958
            -working capital adjustment                                    1,331
            -closing fee                                                     500
           Transaction costs                                               8,310
           Contingent Backstop Indemnification Amount accrued              4,000
                                                                         -------
           Total assets divested and costs and liabilities incurred       35,529
                                                                         -------

           Excess amount recorded as a decrease to accumulated deficit   $20,138
                                                                         =======

      PMC is included in the Company's Industrial Chemicals segment. The results of operations of PMC for the three months and six months ended December 31, 2003 and 2002 were:

                                      Three Months Ended    Six Months Ended
                                         December 31,         December 31,

                                        2003      2002        2003      2002
                                      -------   -------     -------   -------
      Net sales                       $ 5,435   $ 5,285     $11,118   $11,041
      Operating income                  1,065       901       2,278     2,028
      Depreciation and amortization       244       239         487       471

      The divestiture of PMC has not been reflected as a discontinued operation due to the existence of the Backstop Indemnification and continuing supply and service agreements.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

5. Inventories

      Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods; however certain of the Company's subsidiaries used the last-in, first-out (LIFO) method of valuing inventories. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories consisted of the following as of:

                                         December 31, 2003      June 30, 2003
                                         -----------------      -------------

       Raw materials                              $ 20,959           $ 22,277
       Work-in-process                               1,768              1,765
       Finished goods                               65,222             65,357
       Excess of FIFO cost over LIFO cost               --               (632)
                                                  --------           --------
       Total inventory                            $ 87,949           $ 88,767
                                                  ========           ========

5. Intangibles

      Product intangibles cost arising from the acquisition of the medicated feed additives business of Pfizer Inc. was $10,163 and $10,449 at December 31, 2003 and June 30, 2003, respectively and accumulated amortization was $2,387 and $1,780 at December 31, 2003 and June 30, 2003, respectively. Amortization expense was $304 for each of the three months ended December 31, 2003 and 2002, and $608 and $624 for the six months ended December 31, 2003 and 2002, respectively.

6. Debt

  Loans Payable to Banks

      At December 31, 2003, loans payable to banks included $5,684 under the senior credit facility with Wells Fargo Foothill, Inc., and $3,461 under foreign revolving lines of credit.

      On October 21, 2003, the Company entered into a new senior credit facility with Wells Fargo Foothill, Inc., providing for a working capital facility plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities may not exceed $25,000, including aggregate borrowings under the working capital facility of up to $15,000.

      Borrowings under the senior credit facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and domestic inventory. Under the senior credit facility, the Company may choose between two interest rate options: (i) the applicable base rate as defined plus 0.50% and
(ii) the LIBOR rate as defined plus 2.75%. Indebtedness under the senior credit facility is secured by a first priority lien on substantially all of the Company's assets and assets of substantially all of the Company's domestic subsidiaries. The Company is required to pay an unused line fee of 0.375% on the unused portion of the senior credit facility, a monthly servicing fee and standard letter of credit fees to issuing banks. Borrowings under the senior credit facility are available until, and are repayable no later than, October 31, 2007, although borrowings must be repaid by June 30, 2007 if the maturity of the Senior Secured Notes has not been extended, as required by the senior credit facility, by that date.


      As of December 31, 2003, the Company was in compliance with the financial covenants of the senior credit facility. The senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries' stock, disposition of assets, investments, and mergers and acquisitions.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

      The senior credit facility contains a lock-box requirement and an acceleration clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.

  Long-Term Debt

                                                              As of
                                             -----------------------------------
                                             December, 31, 2003    June 30, 2003
                                             ------------------    -------------

Senior secured notes due December 1, 2007        $105,000            $     --
Senior subordinated notes due June 1, 2008         48,029             100,000
Foreign bank loans                                  5,328               3,750
Pfizer promissory note                                 --              20,075
Bank capital expenditure facility                      --               1,496
Capitalized lease obligations and other               418               1,194
                                                 --------            --------
                                                  158,775             126,515
Less:  current maturities                           2,365              24,124
                                                 --------            --------
                                                 $156,410            $102,391
                                                 ========            ========

Senior Secured Notes due 2007

      In October 2003 the Company issued 105,000 units, consisting of $85,000 of 13% Senior Secured Notes due 2007 of PAHC (the "US Senior Notes") and $20,000 of 13% Senior Secured Notes due 2007 of Philipp Brothers Netherlands III B.V. (the "Dutch Senior Notes" and, together with the US Senior Notes, the "Senior Secured Notes"), an indirect wholly-owned subsidiary of PAHC (the "Dutch issuer").

      The US Senior Notes and the Dutch Senior Notes are senior secured obligations of each of PAHC and the Dutch issuer, respectively. The US Senior Notes and the Dutch Senior Notes are guaranteed on a senior secured basis by all PAHC's domestic restricted subsidiaries, and the Dutch Senior Notes are guaranteed on a senior secured basis by PAHC and by the restricted subsidiaries of the Dutch issuer, presently consisting of Phibro Animal Health (Belgium) SA. The US Senior Notes and related guarantees are secured by substantially all of PAHC's assets and the assets of its domestic restricted subsidiaries, other than real property and interests therein, including a pledge of all the capital stock of such domestic restricted subsidiaries. The Dutch Senior Notes and related guarantees are secured by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, and a mortgage on substantially all of the real property of the Dutch issuer and each of its restricted subsidiaries, a pledge of 100% of the capital stock of each subsidiary of the Dutch issuer, a pledge of the intercompany loans made by the Dutch issuer to its restricted subsidiaries and substantially all of the assets of the U.S. guarantors, other than real property and interests therein. The indenture governing the Senior Secured Notes provides for optional make-whole redemptions at any time prior to June 1, 2005, optional redemption on or after June 1, 2005, and requires the Company to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).


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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

      Senior Subordinated Notes due 2008

      The Company issued $100 million aggregate principal amount of 9-7/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes") of which $51,971 principal amount was repurchased with proceeds of the Senior Secured Notes. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt (as defined in the indenture agreement of the Company) and rank pari passu in right of payment with all other existing and future senior subordinated indebtedness of the Company. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by the domestic restricted subsidiaries of the Company. Additional future domestic subsidiaries may become guarantors under certain circumstances.

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

      Foreign Bank Loans

      The bank loans of the Company's Koffolk Ltd. (Israel) subsidiary are collateralized by its receivables and inventory, accrue interest at LIBOR plus 1.25%, and are repayable in equal quarterly payments through 2005.

7. Discontinued Operations


      The Company shutdown Odda Smelteverk (Norway) ("Odda") and divested Carbide Industries (U.K.) ("Carbide"), during the 2003 fiscal year, and sold Mineral Resource Technologies, Inc. ("MRT") in August 2003. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position and cash flows of the discontinued operations.

      Odda and Carbide

        Operating results of Odda and Carbide were:

                                           Three Months Ended   Six Months Ended
                                              December 31,        December 31,
                                                  2002                2002
                                           ------------------   ----------------
      OPERATING RESULTS:
      Net sales                                 $  4,379           $  9,284
      Cost of goods sold                           6,063             12,100
      Selling, general and
        administrative expenses                    1,215              2,292
      Asset writedown                              7,781              7,781
       Other income                                  890              2,386
                                                --------           --------
       Loss before income taxes                   (9,790)           (10,503)
       Provision for income taxes                     11                 26
                                                --------           --------
       Loss from operations                     $ (9,801)          $(10,529)
                                                ========           ========

       Depreciation and amortization            $    330           $    702
                                                ========           ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

  Mineral Resource Technologies, Inc.

      The Company sold MRT on August 28, 2003 for net proceeds, after transaction costs, of approximately $13,836, subject to certain post-closing adjustments and escrow requirements. Based upon its assessment of likely outcomes, the Company does not anticipate a material effect from post-closing adjustments. Operating results and gain on sale of MRT were:

                                   Three Months Ended     Six Months Ended
                                      December 31,          December 31,
                                          2002            2003         2002
                                   ------------------   --------     --------
         OPERATING RESULTS:

      Net sales                        $  4,605         $  3,327     $ 10,459
      Cost of goods sold                  4,828            3,135        9,894
      Selling, general and
         administrative expenses            534              316        1,053
                                       --------         --------     --------
      Loss before income taxes             (757)            (124)        (488)
      Provision for income taxes             --               --           --
                                       --------         --------     --------
      Income (loss) from operations    $   (757)        $   (124)    $   (488)
                                       ========         ========     ========

      Depreciation and amortization    $    327         $     --     $    636
                                       ========         ========     ========

                                                              Six Months Ended
                                                                December 31,
                                                                   2003
                                                              ----------------
      GAIN ON SALE:
      Current assets                                             $  5,813
      Property, plant & equipment - net and other assets           10,703
      Current liabilities                                          (2,511)
      Other liabilities                                              (400)
      Net proceeds of sale                                        (13,836)
                                                                 --------
      (Gain) on sale                                             $   (231)
                                                                 ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

  Balance sheet items of MRT were:

                                                                  As of
                                                              June 30, 2003
                                                              -------------
      BALANCE SHEET:
      Trade receivables                                          $ 2,633
      Other receivables                                              304
      Inventories                                                  1,643
      Prepaid expenses and other current assets                      362
                                                                 -------
      Current assets from discontinued operations                $ 4,942
                                                                 =======

      Property, plant and equipment - net                        $ 9,999
      Other assets                                                   651
                                                                 -------
      Other assets from discontinued operations                  $10,650
                                                                 =======

      Accounts payable                                           $ 1,466
      Accrued expenses and other current liabilities                 585
                                                                 -------
      Current liabilities from discontinued operations           $ 2,051
                                                                 =======

      Other liabilities                                          $   198
                                                                 -------
      Other liabilities from discontinued operations             $   198
                                                                 =======

8. Contingencies

  Litigation

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

      On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the EPA relating to a third-party superfund site in Rhode Island. The Company is investigating the matter, which relates to events in the 1950's and 1960's, but management does not believe that the Company has any liability in this matter.

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

  Environmental Remediation

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

      Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,193, which is included in current and long-term liabilities in the December 31, 2003 condensed consolidated balance sheet (approximately $2,791 at June 30, 2003).

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

9. Guarantees

      As part of the Prince Transaction, as is normal for such transactions, the Company has agreed to indemnify the Palladium Investors for losses arising out of breach of representations, warranties and covenants. The Company's maximum liability under such indemnifications is limited to $15,000.

      The Company agreed to indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of Buyer for less than $21,000, up to a maximum payment by the Company of $4,000 (the "Backstop Indemnification Amount"). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company's Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company's obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of Buyer by January 1, 2009. The maximum potential Backstop Indemnification Amount is included in other liabilities on the Company's condensed consolidated balance sheet at December 31, 2003.

      The Company established a $1,000 letter of credit escrow for two years to secure its working capital adjustment and certain other indemnification obligations relating to the Prince Transactions.

10. Business Segments

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

                                               Animal
                                              Health &       Industrial                        All         Corporate &
Three Months Ended December 31, 2003          Nutrition       Chemicals     Distribution      Other           Other          Total
                                              ---------      ----------     ------------     --------      -----------      --------
Net sales                                      $ 68,687       $ 11,679        $  7,656       $  8,021       $     --        $ 96,043

Operating income (loss)                           7,655            778             692            549         (4,057)          5,617
Depreciation and amortization                     2,059            639               4            199            576           3,477

                                               Animal
                                              Health &       Industrial                        All         Corporate &
Three Months Ended December 31, 2002          Nutrition       Chemicals     Distribution      Other           Other          Total
                                              ---------      ----------     ------------     --------      -----------      --------
Net Sales                                      $ 66,650       $ 11,231        $  7,197       $  5,056       $     --        $ 90,134

Operating income (loss)                          11,593           (914)            802             54         (3,698)          7,837
Depreciation and amortization                     1,920            938               3            175            395           3,431

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                                               Animal
                                              Health &       Industrial                        All         Corporate &
Six Months Ended December 31, 2003            Nutrition       Chemicals     Distribution      Other           Other          Total
                                              ---------      ----------     ------------     --------      -----------      --------
Net sales                                      $128,528        $ 23,661       $ 15,595      $ 15,429        $     --       $183,213

Operating income/(loss)                          14,555           1,600          1,533           846          (7,914)        10,620
Depreciation and amortization                     4,088           1,288              7           414             948          6,745

                                               Animal
                                              Health &       Industrial                        All         Corporate &
Six Months Ended December 31, 2002            Nutrition       Chemicals     Distribution      Other           Other          Total
                                              ---------      ----------     ------------     --------      -----------      --------
Net sales                                      $126,626        $ 25,125       $ 15,293      $  9,372        $     --       $176,416

Operating income/(loss)                          21,013            (822)         1,552          (130)         (7,478)        14,135
Depreciation and amortization                     3,812           1,757              6           362             750          6,687

                                               Animal
Identifiable Assets of                        Health &       Industrial                        All         Corporate &
Continuing Operations                         Nutrition       Chemicals     Distribution      Other           Other          Total
                                              ---------      ----------     ------------     --------      -----------      --------

At December 31, 2003                           $192,030        $ 24,504       $  8,414      $ 13,472        $ 16,516       $254,936

At June 30, 2003                                190,864          33,191          9,154        12,735          12,811        258,755


11. Consolidating Financial Statements

      The units of Senior Secured Notes due 2007, consisting of US Senior Notes issued by the Company (the "Parent Issuer") and Dutch Senior Notes issued by Philipp Brothers Netherlands III B.V. (the "Dutch Issuer"), are guaranteed by certain subsidiaries. The Company and its U.S. subsidiaries ("U.S. Guarantor Subsidiaries"), excluding The Prince Manufacturing Company, Prince MFG, LLC and Mineral Resource Technologies, Inc. (the "Unrestricted Subsidiaries", as defined in the indenture), fully and unconditionally guarantee all of the Senior Secured Notes on a joint and several basis. In addition, the Dutch Issuer's subsidiaries, presently consisting of Phibro Animal Health SA (the "Belgium Guarantor"), fully and unconditionally guarantee the Dutch Senior Notes. The Dutch issuer and the Belgium Guarantor do not guarantee the US Senior Notes. Other foreign subsidiaries ("Non-Guarantor Subsidiaries") do not presently guarantee the Senior Secured Notes. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of the Company other than the Unrestricted Subsidiaries and include: CP Chemicals, Inc., Phibro-Tech, Inc., Prince Agriproducts, Inc, Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc., and Phibro Animal Health U.S., Inc.

      The Senior Subordinated Notes due 2008, issued by the Company (the "Parent Issuer"), are guaranteed by certain subsidiaries. The Company's U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of the Company including: CP Chemicals, Inc., Phibro-Tech, Inc., Prince Agriproducts, Inc., The Prince Manufacturing Company, Prince MFG, LLC, Mineral Resource Technologies, Inc. (until divested), Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc., and Phibro Animal Health U.S., Inc.

      The following consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of the Parent Issuer, Unrestricted Subsidiaries, U.S. Guarantor Subsidiaries, Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries. The Unrestricted Subsidiaries, U.S. Guarantor Subsidiaries, Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by the Company.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 2003

                                Parent   Unrestricted  U.S. Guarantor   Dutch   Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries   Subsidiaries    Issuer  Guarantor  Subsidiaries   Adjustments      Balance
                              ------------------------------------------------------------------------------------------------------

                                                                       ASSETS
                                                                       ------
CURRENT ASSETS:
  Cash and cash equivalents   $   2,997    $      26   $     126   $      21    $     547   $   4,965                     $   8,682
  Trade receivables               2,569            7      26,043          --        1,358      26,801                        56,778
  Other receivables                 835          414       1,017          --          112       1,513                         3,891
  Inventory                       2,942           --      41,701          --       16,995      26,311                        87,949
  Prepaid expenses and other      1,569           32       1,293          --          303       5,522                         8,719
                              ------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS       10,912          479      70,180          21       19,315      65,112             --        166,019
                              ------------------------------------------------------------------------------------------------------

Property, plant &
  equipment, net                     98          197      12,815          --       18,067      32,150                        63,327

Intangibles                          --           --          --          --        1,208       6,568                         7,776
Investment in subsidiaries      129,186           --       3,619        (270)          --          --       (132,535)            --
Intercompany                    (21,433)      22,343      64,604      20,510        6,810     (14,234)       (78,600)            --
Other assets                     15,990           --         954          --           --         870                        17,814
                              ------------------------------------------------------------------------------------------------------

                              $ 134,753    $  23,019   $ 152,172   $  20,261    $  45,400   $  90,466      $(211,135)     $ 254,936
                              ======================================================================================================

                                                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                            -------------------------------------
CURRENT LIABILITIES:
  Cash overdraft              $      --    $      --   $   3,890   $      --    $      --   $      --                         3,890
  Loan payable to banks           5,684           --          --          --           --       3,461                         9,145
  Current portion of
    long-term debt                  --            --         287          --           --       2,078                         2,365
  Accounts payable                  890           --      31,171          --        1,537      11,852                        45,450
  Accrued expenses and other     12,809        1,553       9,484         506       10,372      10,080                        44,804
                              ------------------------------------------------------------------------------------------------------
      TOTAL CURRENT
        LIABILITIES              19,383        1,553      44,832         506       11,909      27,471             --        105,654
                              ------------------------------------------------------------------------------------------------------

Long-term debt                  133,029           --           4      20,000           --       3,377                       156,410
Intercompany debt                    --           --          --          57       32,385      46,158        (78,600)            --
Other liabilities                 8,367           --       6,036          --        1,376       3,119                        18,898

                              ------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES         160,779        1,553      50,872      20,563       45,670      80,125        (78,600)       280,962
                              ------------------------------------------------------------------------------------------------------

REDEEMABLE SECURITIES:
  Series C preferred stock       17,065           --          --          --           --          --                        17,065
                              ------------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Series A preferred stock          521           --          --          --           --          --                           521
  Common stock                        2            1          31          --           --          --            (32)             2
  Paid-in capital                   860           --     108,363          23           57       5,176       (113,619)           860
  Accumulated (deficit)         (40,661)      21,465      (7,360)     (5,448)      (5,450)     14,366        (17,573)       (40,661)
  Accumulated other
    comprehensive income
    (loss):                                                                                                                     --
    Gain on derivative
      instruments                   500           --         500          --           --          --           (500)           500
    Cumulative currency
      translation adjustment     (4,313)          --        (234)      5,123        5,123      (9,201)          (811)        (4,313)
                              ------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS'
          (DEFICIT)             (43,091)      21,466     101,300        (302)        (270)     10,341       (132,535)       (43,091)
                              ------------------------------------------------------------------------------------------------------

                              $ 134,753    $  23,019   $ 152,172   $  20,261    $  45,400   $  90,466      $(211,135)     $ 254,936
                              ======================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For The Three Months Ended December 31, 2003

                                Parent   Unrestricted  U.S. Guarantor   Dutch   Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries   Subsidiaries    Issuer  Guarantor  Subsidiaries   Adjustments      Balance
                              ------------------------------------------------------------------------------------------------------
NET SALES                       $  5,425   $  5,435      $ 54,601     $     --   $  1,248    $ 29,334     $     --        $ 96,043

NET SALES - INTERCOMPANY              52      1,259           184           --      3,727       1,405       (6,627)             --

COST OF GOODS SOLD                 4,311      5,005        41,326           --      4,774      24,401       (6,627)         73,190
                              ------------------------------------------------------------------------------------------------------

  GROSS PROFIT                     1,166      1,689        13,459           --        201       6,338           --          22,853


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          5,395        624         6,154            2        561       4,500                       17,236
                              ------------------------------------------------------------------------------------------------------

  OPERATING INCOME (LOSS)         (4,229)     1,065         7,305           (2)      (360)      1,838           --           5,617

OTHER:

  Interest expense                 4,028          7            --          506         19          15                        4,575
  Interest (income)                   (3)        --            --           --         30         141                          168
  Other (income) expense, net        300         --           (34)          --        566        (898)                         (66)
  Net (gain) on extinguishment
    of debt                      (23,226)        --            --           --         --          --                      (23,226)

  Intercompany interest
    and other                    (5,752)       810         2,949         (510)       750       1,753                           --

  Loss (profit) relating to
    subsidiaries                 (2,812)        --            --        1,052         --          --        1,760              --
                              ------------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING OPERATIONS
    BEFORE INCOME TAXES          23,236        248         4,390       (1,050)    (1,725)        827       (1,760)         24,166

PROVISION (BENEFIT) FOR
  INCOME TAXES                    1,950         80           454           --       (673)      1,069                        2,880
                              ------------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING OPERATIONS        21,286        168         3,936       (1,050)    (1,052)       (242)      (1,760)         21,286

DISCONTINUED OPERATIONS:
  Profit (loss) relating to
    discontinued operations           --         --            --           --         --          --                           --
  (Loss) from discontinued
    operations (net of
    income taxes)                     --         --            --           --         --          --                           --
  Gain from disposal of
    discontinued operations
    (net of income taxes)             --         --            --           --         --          --                           --
                              ------------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)          $ 21,286   $    168      $  3,936     $ (1,050)  $ (1,052)   $   (242)    $ (1,760)       $ 21,286
                              ====================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   For The Six Months Ended December 31, 2003

                                Parent   Unrestricted  U.S. Guarantor   Dutch   Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries   Subsidiaries    Issuer  Guarantor  Subsidiaries   Adjustments      Balance
                              ------------------------------------------------------------------------------------------------------
NET SALES                      $  11,122  $  11,118     $ 102,696    $    --    $   2,240   $  56,037    $      --       $ 183,213

NET SALES - INTERCOMPANY              97      2,598           393         --       12,996       2,175      (18,259)             --

COST OF GOODS SOLD                 8,819     10,139        77,219         --       13,971      47,307      (18,259)        139,196
                              ------------------------------------------------------------------------------------------------------

  GROSS PROFIT                     2,400      3,577        25,870         --        1,265      10,905           --          44,017


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         10,068      1,299        12,375          2        1,084       8,569                       33,397
                              ------------------------------------------------------------------------------------------------------

  OPERATING INCOME (LOSS)         (7,668)     2,278        13,495         (2)         181       2,336           --          10,620


OTHER:
  Interest expense                 7,741         18            --        506           19         240                        8,524
  Interest (income)                   (3)        --            --         --           --         (71)                         (74)
  Other (income) expense, net        528         --          (276)        --         (412)       (541)                        (701)
  Net (gain) on extinguishment
     of debt                     (23,226)        --            --         --           --          --                      (23,226)

  Intercompany interest
    and other                    (11,745)     1,892         5,488       (510)       1,446       3,429                           --

  Loss (profit) relating to
    subsidiaries                  (5,348)                                532                                 4,816              --
                              ------------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING OPERATIONS
    BEFORE INCOME TAXES          24,385        368         8,283       (530)        (872)       (721)      (4,816)         26,097

PROVISION (BENEFIT) FOR
  INCOME TAXES                     1,951         96           672         --         (340)      1,284                        3,663
                              ------------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING OPERATIONS         22,434        272         7,611       (530)        (532)     (2,005)      (4,816)         22,434

DISCONTINUED OPERATIONS:
  Profit (loss) relating to
    discontinued operations         (124)        --            --         --           --          --          124              --
  (Loss) from discontinued
    operations (net of income
      taxes)                         --        (124)           --         --           --          --                         (124)
  Gain from disposal of
    discontinued operations
    (net of income taxes)            231         --            --         --           --          --                          231
                              ------------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)         $  22,541  $     148     $   7,611    $  (530)   $    (532)  $  (2,005)   $  (4,692)      $  22,541
                              ====================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   For the Six Months Ended December 31, 2003

                                Parent   Unrestricted  U.S. Guarantor   Dutch   Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries   Subsidiaries    Issuer  Guarantor  Subsidiaries   Adjustments      Balance
                              ------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income (loss)             $  22,541  $     148     $   7,611    $   (530)   $   (532)  $  (2,005)   $  (4,692)      $  22,541
 Adjustment for discontinued
  operation                         (107)       124            --          --          --          --         (124)           (107)
                              ------------------------------------------------------------------------------------------------------
 Income (loss) from
   continuing operations          22,434        272         7,611        (530)       (532)     (2,005)      (4,816)         22,434

 Adjustments to reconcile
   income (loss) from
   continuing operations
   to net cash provided
   (used) by operating
   activities:

 Depreciation and amortization       948        487         1,248          --       1,857       2,205                        6,745
 Deferred income taxes                --         --            --          --          --          93                           93
 Net (gain) on extinguishment
  of debt                        (23,226)        --            --          --          --          --                      (23,226)
 Unrealized foreign
  currency (gains)                    --
  losses and other                   259         --           225          --      (1,380)         76                         (820)

Changes in operating assets
  and liabilities:                                                                                                              --
  Accounts receivable                185        329        (3,590)         --         308         666                       (2,102)
  Inventory                         (330)      (543)           25          --      (2,250)      1,113                       (1,985)
  Prepaid expenses and other       1,340        273          (892)         --         289        (438)                         572
  Other assets                       605         --            (4)         --          --           4                          605
  Intercompany                     2,458     16,879       (13,879)    (19,955)      9,912        (231)       4,816              --
  Accounts payable                (2,414)      (337)          366          --      (2,647)     (2,039)                      (7,071)
  Accrued expenses and other       2,076       (128)        5,515         506       3,647      (7,112)                       4,504
Cash provided (used) by
  discontinued operations            231       (652)           --          --          --          --                         (421)
                              ------------------------------------------------------------------------------------------------------

  NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES             4,566     16,580        (3,375)    (19,979)      9,204      (7,668)          --            (672)
                              ------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Capital expenditures                --        (62)         (648)         --        (659)       (963)                      (2,332)
  Proceeds from sale of assets        --         --            --          --          --          23                           23
  Discontinued operations         13,849         --            --          --          --         600                       14,449
                              ------------------------------------------------------------------------------------------------------

  NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES            13,849        (62)         (648)         --        (659)       (340)          --          12,140
                              ------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Cash overdraft                    (350)      (286)        2,849          --          --          (9)                       2,204
  Net increase (decrease) in
    short-term debt              (32,194)        --            --          --          --       2,145                      (30,049)
  Proceeds from long-term debt    85,000         --            --      20,000          --       2,500                      107,500
  Payments of long-term debt     (32,679)       (13)         (867)         --          --        (474)                     (34,033)
  Payment of Pfizer
    obligations                  (20,075)        --            --          --      (8,225)         --                      (28,300)
  Payments relating to
    the Prince
    Transactions and
      transaction costs           (3,667)   (16,312)           --          --          --          --                      (19,979)
  Debt refinancing costs         (11,496)        --            --          --          --          --                      (11,496)
                              ------------------------------------------------------------------------------------------------------

  NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES           (15,461)   (16,611)        1,982      20,000      (8,225)      4,162           --         (14,153)
                              ------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                     --         --            --          --          42         146                          188


NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS        2,954        (93)       (2,041)         21         362      (3,700)          --          (2,497)

CASH AND CASH EQUIVALENTS
  at beginning of period              43        119         2,167          --         185       8,665                       11,179
                              ------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
  at end of period             $   2,997  $      26     $     126    $     21    $    547   $   4,965    $      --       $   8,682
                              ====================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 2003

                                Parent   Unrestricted  U.S. Guarantor   Dutch   Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries   Subsidiaries    Issuer  Guarantor  Subsidiaries   Adjustments      Balance
                              ------------------------------------------------------------------------------------------------------

                                                  ASSETS
                                                  ------
CURRENT ASSETS:
  Cash and cash equivalents   $      43    $     119    $   2,167    $    --    $    185    $   8,665                    $  11,179
  Trade receivables               2,759        2,452       22,071         --       1,542       26,847                       55,671
  Other receivables                 957            3          733         --         518        1,431                        3,642
  Inventory                       2,612        4,278       41,266         --      13,459       27,152                       88,767
  Prepaid expenses and other      3,267          458          981         --         (68)       5,550                       10,188
  Current assets from
    discontinued operations          --        4,942           --         --          --           --                        4,942
                              ------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS          9,638       12,252       67,218         --      15,636       69,645           --         174,389
                              ------------------------------------------------------------------------------------------------------

 Property, plant &
  equipment, net                    153        3,269       13,297         --      17,049       32,672                       66,440

 Intangibles                         --           --           --         --       1,818        6,851                        8,669
 Investment in subsidiaries      96,672           --        3,619         --          --           --     (100,291)             --
 Intercompany                    35,186      (19,431)      59,765         --       6,881       (9,418)     (72,983)             --
 Other assets                    11,516          710        1,122         --          --          851                       14,199
 Other assets from
  discontinued operations            --       10,650           --         --          --           --                       10,650
                              ------------------------------------------------------------------------------------------------------
                              $ 153,165    $   7,450    $ 145,021    $    --    $ 41,384    $ 100,601    $(173,274)      $ 274,347
                              ====================================================================================================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
                              -------------------------------------
CURRENT LIABILITIES:
  Cash overdraft              $     350    $     286    $   1,041    $    --    $     --    $       9                        1,686
  Loan payable to banks          32,147           --           --         --          --        6,767                       38,914
  Current portion of
    long-term debt               21,599           66          381         --          --        2,078                       24,124
  Accounts payable                3,304        2,350       25,926         --      12,115       13,220                       56,915
  Accrued expenses and other      6,924        1,151        9,931         --       6,715       16,888                       41,609
  Current liabilities from
    discontinued operations          --        2,051           --         --          --           --                        2,051
                              ------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES    64,324        5,904       37,279         --      18,830       38,962           --         165,299
                              ------------------------------------------------------------------------------------------------------

 Long-term debt                 100,073          213          149         --          --        1,956                      102,391
 Intercompany debt                   --           --           --         --      22,302       50,681      (72,983)             --
 Other liabilities                4,397          114       13,289         --       1,256        3,032                       22,088
 Other liabilities from
  discontinued operations            --          198           --         --          --           --                          198

                              ------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES           168,794        6,429       50,717         --      42,388       94,631      (72,983)        289,976
                              ------------------------------------------------------------------------------------------------------

REDEEMABLE SECURITIES:
  Series B and C preferred
    stock                        68,881           --           --         --          --           --                       68,881
                              ------------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Series A preferred stock          521           --           --         --          --           --                          521
  Common stock                        2            1           31         --          --           --          (32)              2
  Paid-in capital                   860           --      110,883         --          --        5,179     (116,062)            860
  Accumulated (deficit)         (79,489)       1,020      (16,499)        --      (4,781)      10,860        9,400         (79,489)
  Accumulated other
    comprehensive income
    (loss):                          --
  Gain on derivative
    instruments                      81           --           81         --          --           --          (81)             81
  Cumulative currency
    translation adjustment       (6,485)          --         (192)        --       3,777      (10,069)       6,484          (6,485)
                              ------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS'
      (DEFICIT)                 (84,510)       1,021       94,304         --      (1,004)       5,970     (100,291)        (84,510)
                              ------------------------------------------------------------------------------------------------------

                              $ 153,165    $   7,450    $ 145,021    $    --    $ 41,384    $ 100,601    $(173,274)      $ 274,347
                              ======================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For The Three Months Ended December 31, 2002

                                Parent   Unrestricted  U.S. Guarantor   Dutch   Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries   Subsidiaries    Issuer  Guarantor  Subsidiaries   Adjustments      Balance
                              ------------------------------------------------------------------------------------------------------
NET SALES                     $  5,775    $  5,285        $ 48,909      $  --   $  1,876    $ 28,289        $     --      $ 90,134

NET SALES - INTERCOMPANY           260       1,187             139         --      8,390       2,251         (12,227)           --

COST OF GOODS SOLD               4,753       4,929          38,243         --      9,179      21,217         (12,227)       66,094
                              ------------------------------------------------------------------------------------------------------

  GROSS PROFIT                   1,282       1,543          10,805         --      1,087       9,323              --        24,040


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES        4,825         642           6,271         --        512       3,953                        16,203
                              ------------------------------------------------------------------------------------------------------

  OPERATING INCOME (LOSS)       (3,543)        901           4,534         --        575       5,370              --         7,837


OTHER:
  Interest expense               3,673          19              --         --       (105)         69                         3,656
  Interest (income)                 --          --              --         --        (19)         49                            30
  Other expense, net               212          --            (139)        --        429        (483)                           19

  Intercompany interest
    and other                   (7,860)      1,239           3,584         --        718       2,319                            --

  Loss (profit) relating to
    subsidiaries                (2,447)         --              --         --         --          --           2,447            --
                              ------------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING OPERATIONS
    BEFORE INCOME TAXES          2,879        (357)          1,089         --       (448)      3,416          (2,447)        4,132

PROVISION (BENEFIT) FOR
  INCOME TAXES                     156           5             144         --       (179)      1,283                         1,409
                              ------------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING OPERATIONS        2,723        (362)            945         --       (269)      2,133          (2,447)        2,723

DISCONTINUED OPERATIONS:
  Profit (loss) relating to
    discontinued operations    (10,558)         --              --         --         --          --          10,558            --
  (Loss) from discontinued
    operations (net of income
    taxes)                          --        (757)             --         --         --      (9,801)                      (10,558)
                              ------------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)         $ (7,835)   $ (1,119)       $    945      $  --   $   (269)   $ (7,668)       $  8,111      $ (7,835)
                              ======================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   For The Six Months Ended December 31, 2002

                                Parent   Unrestricted  U.S. Guarantor   Dutch   Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries   Subsidiaries    Issuer  Guarantor  Subsidiaries   Adjustments      Balance
                              ------------------------------------------------------------------------------------------------------

NET SALES                     $  12,666  $  11,041      $  93,461     $  --     $ 3,619    $  55,629      $      --      $ 176,416

NET SALES - INTERCOMPANY            477      2,091            324        --      14,877        4,743        (22,512)            --

COST OF GOODS SOLD               10,540      9,819         72,134        --      15,442       44,805        (22,512)       130,228
                              ------------------------------------------------------------------------------------------------------

  GROSS PROFIT                    2,603      3,313         21,651        --       3,054       15,567             --         46,188


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         9,183      1,285         12,583        --         946        8,056                        32,053
                              ------------------------------------------------------------------------------------------------------

  OPERATING INCOME (LOSS)        (6,580)     2,028          9,068        --       2,108        7,511             --         14,135


OTHER:
  Interest expense                7,437         48              1        --          --          674                         8,160
  Interest (income)                  (1)        --             --        --         (19)         (76)                          (96)
  Other expense, net                309         --             --        --         522          374                         1,205

  Intercompany interest
    and other                   (15,406)     2,477          7,296        --       1,402        4,231                            --

  Loss (profit) relating to
    subsidiaries                 (2,100)        --             --        --          --           --          2,100             --
                              ------------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING OPERATIONS
    BEFORE INCOME TAXES           3,181       (497)         1,771        --         203        2,308         (2,100)         4,866

PROVISION FOR INCOME TAXES          156         20            206        --           81       1,378                         1,841
                              ------------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING OPERATIONS         3,025       (517)         1,565        --         122          930         (2,100)         3,025

DISCONTINUED OPERATIONS:
  Profit (loss) relating to
    discontinued operations     (11,017)        --             --        --          --           --         11,017             --
  (Loss) from discontinued
    operations (net of
    income taxes)                    --       (488)            --        --          --      (10,529)                      (11,017)
                              ------------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)         $  (7,992) $  (1,005)     $   1,565     $  --     $   122    $  (9,599)     $   8,917      $  (7,992)
                              ======================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   For the Six Months Ended December 31, 2002

                                Parent   Unrestricted  U.S. Guarantor   Dutch   Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries   Subsidiaries    Issuer  Guarantor  Subsidiaries   Adjustments      Balance
                              ------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income (loss)            $ (7,992)   $ (1,005)     $  1,565      $   --   $    122    $ (9,599)       $  8,917      $ (7,992)
  Adjustment for
    discontinued operation       11,017         488            --          --         --      10,529         (11,017)       11,017
                              ------------------------------------------------------------------------------------------------------
  Income (loss) from
    continuing operations         3,025        (517)        1,565          --        122         930          (2,100)        3,025

  Adjustments to reconcile
    income (loss) from
    continuing operations
    to net cash provided by
    operating activities:
    Depreciation and
      amortization                  750         471         1,752          --      1,219       2,495                         6,687
    Deferred income taxes            --          --            --          --         --         416                           416
    Unrealized foreign
      currency (gains)
      losses and other              189           6           (93)         --     (1,248)      1,026                          (120)

    Changes in operating
      assets and
      liabilities:
      Accounts receivable           383         577         1,755          --       (906)      1,081                         2,890
      Inventory                    (723)     (1,017)       (7,945)         --     (2,968)      1,913                       (10,740)
      Prepaid expenses and
        other                     1,500         213         1,342          --         88      (1,868)                        1,275
      Other assets                 (849)         (1)           15          --         --          14                          (821)
      Intercompany                4,896        (391)       (6,527)         --       (596)        518           2,100            --
      Accounts payable              722       1,063        15,143          --       (133)        730                        17,525
      Accrued expenses and
        other                    (1,740)        (98)       (1,958)         --      5,617       1,685                         3,506
    Cash provided by
      discontinued operations        --         554            --          --         --       3,245                         3,799
                              ------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES      8,153         860         5,049          --      1,195      12,185              --        27,442
                              ------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Capital expenditures               --        (310)       (1,911)         --     (1,216)     (1,948)                       (5,385)
  Proceeds from sale of
    assets                           --          --         2,472          --         --          26                         2,498
  Discontinued operations            --        (385)           --          --         --       1,877                         1,492
                              ------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED
        (USED) BY INVESTING
        ACTIVITIES                   --        (695)          561          --     (1,216)        (45)             --        (1,395)
                              ------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Cash overdraft                    479         (96)       (4,045)         --         --      (1,689)                       (5,351)
  Net (decrease) in
    short-term debt              (4,616)         --            --          --         --       1,190                        (3,426)
  Proceeds from
    long-term debt
                                     --            --          --          --         --       1,660                         1,660
  Payments of long-term debt     (4,342)        (70)         (192)         --         --      (7,148)                      (11,752)
                              ------------------------------------------------------------------------------------------------------
        NET CASH (USED) BY
        FINANCING ACTIVITIES     (8,479)       (166)       (4,237)         --         --      (5,987)             --       (18,869)
                              ------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                    --          --           (19)         --         38         172                           191


NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS        (326)         (1)        1,354          --         17       6,325              --         7,369

CASH AND CASH EQUIVALENTS
  at beginning of period            457          52           600          --        618       4,692                         6,419
                              ------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
  at end of period             $    131    $     51      $  1,954      $   --   $    635    $ 11,017        $     --      $ 13,788
                              ======================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This information should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Report. The Company's Odda, Carbide and MRT businesses have been classified as discontinued operations. This discussion presents information only for continuing operations, unless otherwise indicated.

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

      In August 2003, the Company completed the sale of MRT for net proceeds after transaction costs of approximately $13.8 million, subject to certain post-closing adjustments.

Refinancing

      On October 21, 2003, the Company issued 105,000 units consisting of $85.0 million of 13% Senior Secured Notes due 2007 of PAHC (the "US Senior Notes") and $20.0 million 13% Senior Secured Notes due 2007 of Philipp Brothers Netherlands III B.V. (the "Dutch Senior Notes" and, together with the US Senior Notes, the "Senior Secured Notes"), an indirect wholly-owned subsidiary of PAHC (the "Dutch issuer"). The Company used the proceeds from the issuance to: (i) repurchase $52.0 million of its 9 7/8% Senior Subordinated Notes due 2008 at a price equal to 60% of the principal amount thereof, plus accrued and unpaid interest; (ii) repay its senior credit facility of $34.9 million outstanding at the repayment date; (iii) satisfy, for a payment of approximately $29.3 million certain of its outstanding obligations to Pfizer Inc., including: (a) $20.1 million aggregate principal amount of its promissory note plus accrued and unpaid interest, (b) $9.7 million of accounts payable, (c) $9.0 million of accrued expenses, and (d) future contingent purchase price obligations under its agreements with Pfizer Inc. by which the Company acquired Pfizer's medicated feed additive business; and (iv) pay fees and expenses relating to the above transactions.

      A net gain on extinguishment of debt is included in the Company's condensed consolidated statement of operations, calculated as follows (amounts in thousands):

Net Gain on Repurchase of 9 7/8% Senior
 Subordinated Notes due 2008:
   Principal amount of repurchased notes                               $ 51,971
   Repurchased at 60% of principal amount                               (31,183)
   Transaction costs                                                     (4,107)
                                                                       --------
Net gain on repurchase of notes                                          16,681
                                                                       --------

Loss on repayment of senior credit facility                              (1,018)
                                                                       --------

Net Gain on Payment of Pfizer Obligations:
   Obligations paid:
   -promissory note                                                      20,075
   -accrued interest on promissory note                                   1,015
   -accounts payable and accrued expenses                                18,788
                                                                       --------
   Total obligations paid                                                39,878
   Cash payment to Pfizer                                               (29,315)
   Transaction costs                                                     (3,000)
                                                                       --------
Net gain on payment of Pfizer obligations                                 7,563
                                                                       --------

Net gain on extinguishment of debt                                     $ 23,226
                                                                       ========

      The US Senior Notes and the Dutch Senior Notes are senior secured obligations of each of PAHC (the "US Issuer") and the Dutch issuer, respectively. The US Senior Notes and the Dutch Senior Notes are guaranteed on a senior secured basis by all PAHC's domestic restricted subsidiaries, and the Dutch Senior Notes are guaranteed on a senior secured basis by PAHC and by the restricted subsidiaries of the Dutch issuer, presently consisting of Phibro Animal Health SA. The US Senior Notes and related guarantees are secured by substantially all of PAHC's assets and the assets of its domestic restricted subsidiaries, other than real property and interests therein, including a pledge of all the capital stock of such domestic restricted subsidiaries. The Dutch Senior Notes and related guarantees are secured by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, and a mortgage on substantially all of the real property of the Dutch issuer and each of its restricted subsidiaries, a pledge of 100% of the capital stock of each subsidiary of the Dutch issuer, a pledge of the intercompany loans made by the Dutch issuer to its restricted subsidiaries and substantially all of the assets of the U.S. guarantors, other than real property and interests therein. The indenture governing the Senior Secured Notes provides for optional make-whole redemptions at any time prior to June 1, 2005, optional redemption on or after June 1, 2005, and requires the Company to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).

      Also, on October 21, 2003, the Company entered into a new replacement domestic senior credit facility ("senior credit facility") with Wells Fargo Foothill, Inc., providing for a working capital facility plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities may not exceed $25.0 million including aggregate borrowings under the working capital facility up to $15.0 million.

      Borrowings under the senior credit facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and domestic inventory. Under the senior credit facility, the Company may choose between two interest rate options: (i) the applicable base rate as defined plus 0.50% and
(ii) the LIBOR rate as defined plus 2.75%. Indebtedness under the senior credit facility is secured by a first priority lien on substantially all of the Company's assets and assets of substantially all of the Company's domestic subsidiaries. The Company is required to pay an unused line fee of 0.375% on the unused portion of the senior credit facility, a monthly servicing fee and standard letter of credit fees to issuing banks. Borrowings under the senior credit facility are available until, and are repayable no later than, October 31, 2007, although borrowings must be repaid by June 30, 2007 if the maturity of the Senior Secured Notes has not been extended, as required by the senior credit facility, by that date.

      Pursuant to the terms of an intercreditor agreement, the security interest securing the Senior Secured Notes and the guarantees made by the Company's domestic restricted subsidiaries is subordinated to a lien securing the senior credit facility.

      The Company believes that, through the refinancings referred to above, the liquidity issues mentioned in the Company's June 30, 2003 consolidated financial statements have been resolved. The Company's replaced senior credit facility and its note payable to Pfizer were to mature in November 2003 and March 2004, respectively.

      The Company's ability to fund its operating plan relies upon its ability to continue to successfully implement its efforts to improve its overall liquidity (through cost reduction activities, working capital improvement plans, shutdown of unprofitable operations and sales of certain business operations and other assets) and the continued availability of borrowing under the senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or consents on favorable terms, if at all.

Prince Transactions

      Effective December 26, 2003 (the "Closing Date"), the Company completed the divestiture of substantially all of the business and assets of The Prince Manufacturing Company ("PMC") to a company ("Buyer") formed by Palladium Equity Partners II, LP and certain of its affiliates (the "Palladium Investors"), and the related reduction of the Company's preferred stock held by the Palladium Investors (collectively the "Prince Transactions").

     Pursuant to definitive purchase and other agreements executed on and effective as of the Closing Date, the Prince Transactions included the following elements: (i) the transfer of substantially all of the business and assets of PMC to Buyer; (ii) the reduction of the value of the Company's Preferred Stock owned by the Palladium Investors from $72.2 million to $16.5 million (accreted through the Closing Date) by means of the redemption of all of its shares of Series B Preferred Stock and a portion of its Series C Preferred Stock; (iii) the termination of $2.2 million in annual management advisory fees payable by the Company to Palladium;
(iv) a cash payment of $10.0 million to the Palladium Investors in respect of the portion of the Company's Preferred Stock not exchanged in consideration of the business and assets of PMC; (v) the agreement of the Buyer to pay the Company for advisory fees for the next three years of $1.0 million, $0.5 million, and $0.2 million, respectively (which were pre-paid at closing by the Buyer and satisfied for $1.3 million, the net present value of such payments); and (vi) the Buyer agreed to supply manganous oxide and red iron oxide products and to provide certain mineral blending services to the Company's Prince Agriproducts subsidiary ("Prince Agri"). Prince Agri agreed to continue to provide the Buyer with certain laboratory, MIS and telephone services, all on terms substantially consistent with the historic relationship between Prince Agri and PMC, and to lease to Buyer office space used by PMC in Quincy, Illinois. The Company has an understanding to receive certain treasury services from Palladium for $0.1 million per year. Pursuant to definitive agreements, the Company made customary representations, warranties and environmental and other indemnities, agreed to a post-closing working capital adjustment, paid $4.0 million in full satisfaction of all intercompany debt owed to PMC, paid a closing fee to Palladium of $0.5 million, made certain capital expenditure adjustments included as part of the intercompany settlement amount, and agreed to pay for certain out-of-pocket transaction expenses. PMC retained $0.4 million of its accounts receivable. The Company established a $1.0 million letter of credit escrow for two years to secure its working capital adjustment and certain indemnification obligations. The Company agreed to indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of Buyer for less than $21.0 million up to a maximum payment by the Company of $4.0 million (the "Backstop Indemnification Amount"). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company's Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company's obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of Buyer by January 1, 2009. The definition of "Equity Value" in the Company's Certificate of Incorporation was amended to reduce the multiple of trailing EBITDA payable in connection with any future redemption of Series C Preferred to 6.0 from 7.5. The amount of consideration paid and payable in connection with the Prince Transactions and all matters in connection therewith were determined pursuant to arm's length negotiations.

      The excess of the reduction in redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions was recorded as a decrease to accumulated deficit on the Company's condensed consolidated balance sheet at December 31, 2003, and was calculated as follows (amounts in thousands):

      Series B & C Redeemable Preferred Stock:
      Accreted value pre-transaction                                $72,184
      Accreted value post-transaction                                16,517
                                                                    -------
      Reduction in redeemable preferred stock                        55,667
                                                                    -------

      Assets Divested and Costs Incurred:
      PMC net assets divested                                         7,430
      Cash paid to Palladium Investors for:
        -reduction of redeemable preferred stock                     10,000
        -settlement of PMC intercompany debt                          3,958
        -working capital adjustment                                   1,331
        -closing fee                                                    500
      Transaction costs
                                                                      8,310
      Contingent Backstop Indemnification Amount accrued              4,000
                                                                    -------
      Total assets divested and costs and liabilities incurred       35,529
                                                                    -------

      Excess amount recorded as a decrease to accumulated deficit   $20,138
                                                                    =======

      PMC is included in the Company's Industrial Chemicals segment. The results of operations of PMC for the three months and six months ended December 31, 2003 and 2002 were:

                                           Three Months        Six Months Ended
                                        Ended December 31,       December 31,
                                        ------------------    ------------------
                                          2003       2002       2003      2002
                                        -------    -------    -------    -------
                                           (Thousands)             (Thousands)
Net sales                               $ 5,435    $ 5,285    $11,118    $11,041
Operating income                          1,065        901      2,278      2,028
Depreciation and amortization               244        239        487        471

      The divestiture of PMC has not been reflected as a discontinued operation due to the existence of the Backstop Indemnification and continuing supply and service agreements.

Summary Consolidated Results of Continuing Operations

                                      Three Months           Six Months Ended
                                   Ended December 31,          December 31,
                                 --------------------     ----------------------
                                   2003        2002         2003         2002
                                 --------    --------     ---------    ---------
                                      (Thousands)              (Thousands)

Net sales                        $ 96,043    $ 90,134     $ 183,213    $ 176,416
Gross profit                       22,853      24,040        44,017       46,188
Selling, general and
  administrative                   17,236      16,203        33,397       32,053
Operating income                    5,617       7,837        10,620       14,135
Interest expense, net               4,743       3,686         8,450        8,064
Other expense (income), net           (66)         19          (701)       1,205
Gain on extinguishment of debt    (23,226)                  (23,226)
Provision for income taxes          2,880       1,409         3,663        1,841
Income from continuing
  operations                     $ 21,286    $  2,723     $  22,434    $   3,025

Comparison of Three Months Ended December 31, 2003 and 2002

      Net Sales of $96.0 million increased $5.9 million, or 7%. Animal Health and Nutrition sales of $68.7 million increased $2.0 million from the prior year. Specialty Chemical sales of $27.4 million increased $3.9 million, primarily due to volume increases in the All Other businesses.

      Gross Profit of $22.9 million decreased $1.2 million to 23.8% of net sales, compared with 26.7% in 2002. Animal Health and Nutrition cost of goods sold increased due to unfavorable currency related to the effect of the Euro on Belgium manufacturing costs.

      Selling, General and Administrative Expenses of $17.2 million increased $1.0 million, or 6%. Expenses in the operating segments exceeded the prior year primarily due to unfavorable foreign exchange rates. Corporate expenses rose due to increased levels of amortization and higher insurance, bank charges and other general spending increases.

      Operating Income of $5.6 million decreased $2.2 million to 5.8% of sales. The decrease was primarily due to gross profit declines in the Animal Health and Nutrition segment offset in part by improved operating performance of the Specialty Chemical group.

      Interest Expense, Net of $4.7 million increased $1.1 million from the prior year, primarily due to higher average interest rates associated with the issuance of the Company's Senior Secured Notes.

      Income Taxes of $2.9 million on consolidated pre-tax income of $24.2 million primarily were due to income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company previously had recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

Comparison of Six Months Ended December 31, 2003 and 2002

      Net Sales of $183.2 million increased $6.8 million, or 4%. Animal Health and Nutrition sales of $128.5 million increased $1.9 million from the prior year. Specialty Chemical sales of $54.7 million increased $4.9 million, primarily due to volume increases in the All Other businesses.

      Gross Profit of $44.0 million decreased $2.2 million to 24.0% of net sales, compared with 26.2% in 2002. Animal Health and Nutrition cost of goods sold increased due to unfavorable currency related to the effect of the Euro on Belgium manufacturing costs. Improvements in the Specialty Chemical group partially offset the Animal Health and Nutrition decline.

      Selling, General and Administrative Expenses of $33.4 million increased $1.3 million, or 4%. Expenses in the operating segments increased over the prior year due to unfavorable foreign exchange rates. Corporate expenses rose due to increased levels of amortization and higher insurance, bank charges and other general spending increases.

      Operating Income of $10.6 million decreased $3.5 million to 5.8% of sales. The decrease was primarily due to gross profit declines in the Animal Health and Nutrition segment offset in part by improved operating performance of the Specialty Chemical group.

      Interest Expense, Net of $8.4 million increased $0.4 million, from the prior year, primarily due to higher average interest rates associated with the issuance of the Company's Senior Secured Notes.

      Other(Income) Expense, Net of ($0.7) million improved in comparison with expense of $1.2 million last year. The (income) expense principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.

      Income Taxes of $3.7 million on consolidated pre-tax income of $26.1 million primarily were due to income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company previously had recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

Operating Segments

      The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk Israel, and Koffolk Brazil. The Industrial Chemicals segment manufacturers and markets specialty chemicals for use in the pressure treated wood, brick, glass and chemical industries, and includes Phibro-Tech and, until its divestiture, PMC. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations. The All Other segment includes contract manufacturing of crop protection chemicals, Wychem and all other operations.

                                    Three Months           Six Months Ended
                                 Ended December 31,          December 31,
                               ----------------------    ----------------------
                                  2003        2002         2003         2002
                               ---------    ---------    ---------    ---------
                                     (Thousands)              (Thousands)
Net Sales
  Animal Health & Nutrition    $  68,687    $  66,650    $ 128,528    $ 126,626
  Specialty Chemicals:
       Industrial Chemicals       11,679       11,231       23,661       25,125
       Distribution                7,656        7,197       15,595       15,293
       All other                   8,021        5,056       15,429        9,372
                               ---------    ---------    ---------    ---------
                               $  96,043    $  90,134    $ 183,213    $ 176,416
                               =========    =========    =========    =========

                                    Three Months           Six Months Ended
                                 Ended December 31,          December 31,
                               ----------------------    ----------------------
                                  2003        2002         2003         2002
                               ---------    ---------    ---------    ---------
                                     (Thousands)              (Thousands)
Operating Income
  Animal Health & Nutrition    $   7,655    $  11,593    $  14,555    $  21,013
  Specialty Chemicals:
       Industrial Chemicals          778         (914)       1,600         (822)
       Distribution                  692          802        1,533        1,552
       All other                     549           54          846         (130)
  Corporate                       (4,057)      (3,698)      (7,914)      (7,478)
                               ---------    ---------    ---------    ---------
                               $   5,617    $   7,837    $  10,620    $  14,135
                               =========    =========    =========    =========

Operating Segments Comparison of Three Months Ended December 31, 2003 and 2002

      Animal Health and Nutrition

      Net Sales of $68.7 million increased $2.0 million. MFA net sales decreased by $0.5 million. MFA revenues were lower for anticoccidials, antibiotics and anthelmintics but were offset in part by higher sales of antibacterials and other medicated feed additives. The decrease in MFA revenues was due to lower average selling prices offset in part by favorable currency effect on international sales. Nutritional Feed Additives net sales increased by $2.5 million, principally due to volume increases in core inorganic minerals, trace mineral premixes and other ingredients.

      Operating Income of $8.0 million decreased $3.9 million. Operating income declined due to higher cost of goods reflecting the stronger Euro's effect on Belgian manufacturing cost and unfavorable currency effects on international selling, general and administrative expense. Lower average selling prices also contributed to the decrease.

      Specialty Chemicals

      Industrial Chemicals net sales of $11.7 million increased $0.4 million, or 4%. Sales of copper related products to the wood treatment markets increased by $0.3 million due to the introduction of new copper based wood treatment chemicals which offset the divestiture of the Company's Eastern United States etchant business in mid-fiscal 2003. The Company continues its existing etchant business at one remaining facility. Sales of iron and manganese compounds to the brick, masonry, glass and other chemical industries increased $0.1 million primarily due to higher unit volumes. Operating income of $0.8 million improved $1.7 million. The improvement was due to new product introductions and savings from headcount reductions and facility restructurings.

      Distribution net sales of $7.7 million increased $0.5 million, or 6%. Higher unit sales volumes in Europe were partially offset by lower sales volumes in the U.S. Operating income of $0.7 million decreased $0.1 million. As a percentage of sales, operating income decreased to 9% in 2003 from 11% in 2002. The decline in operating income margins resulted principally from increased sales of lower margin products.

      All Other net sales of $8.0 million increased $3.0 million, or 59%. Revenues for contract manufacturing increased $2.9 million due to increased volumes and average selling prices. Specialized lab projects and formulations increased $0.1 million. Other operating income of $0.5 million improved by $0.5 million from the prior year due to increased revenues for contract manufacturing.

Operating Segments Comparison of Six Months Ended December 31, 2003 and 2002

      Animal Health and Nutrition

      Net Sales of $128.5 million increased $1.9 million. Medicated Feed Additives net sales decreased by $3.3 million. Revenues were lower for antibiotics and anticoccidials but were offset in part by higher sales of antibacterials, anthelmintics and other medicated feed additives. The decrease in MFA revenues was due to lower average selling prices offset in part by favorable currency effect on international sales. Nutritional Feed Additives net sales increased by $5.2 million, principally due to volume increases in core inorganic minerals, trace mineral premixes and other ingredients.

      Operating Income of $14.6 million decreased $6.5 million. Operating income declined due to higher cost of goods reflecting the stronger Euro's effect on Belgian manufacturing cost and unfavorable currency effects on international selling, general and administrative expense. Lower average selling prices also contributed to the decrease.

      Specialty Chemicals

      Industrial Chemicals net sales of $23.7 million decreased $1.5 million, or 6%. Industrial Chemicals net sales decreased $1.6 million principally due to lower sales of etchants and copper related products to the printed circuit board market offset in part by higher sales to the wood treatment industry. Sales of iron and manganese compounds to the brick, masonry, glass and other chemical industries increased $0.1 million primarily due to higher unit volumes. Operating income of $1.6 million improved by $2.4 million from the prior year. The improvement principally was due to the partial disposal during the quarter ended December 31, 2002 of the ammoniacal etchant business and savings from headcount reductions and facility restructurings. The Company continues its existing etchant business at one remaining facility.

      Distribution net sales of $15.6 million increased $0.3 million, or 2%. Higher unit sales volumes in Europe were partially offset by lower sales volumes in the U.S. Operating income of $1.5 million approximated the prior year. As a percentage of sales, operating income was 10% in 2003 and 2002.

      All Other net sales of $15.4 million increased $6.1 million, or 65%. Revenues for contract manufacturing increased $5.9 million due to increased volumes and average selling prices. Specialized lab projects and formulations increased $0.2 million. Operating income of $0.8 million improved by $1.0 million from the prior year due to higher revenues and increased margins on contract manufacturing.

Discontinued Operations

      During fiscal 2003, the Company decided to shutdown or divest Odda Smelteverk (Norway), Carbide Industries (U.K.) and Mineral Resource Technologies, Inc. These businesses have been classified as discontinued operations. During fiscal 2003, the Company decided to pursue a sale of MRT. The sale was completed on August 28, 2003 for net proceeds, after transaction costs, of approximately $13.8 million. The Company recorded a gain of approximately $.2 million on disposal based upon its assessment of the likely outcomes of the post-closing adjustments. MRT was included in the Company's All Other segment. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position and cash flows of the discontinued operations. Amounts in thousands.

                                                                Six Months Ended
                                                               December 31, 2003
                                                               -----------------
                                                                      MRT
                                                               -----------------
Net sales                                                           $ 3,327
                                                                    =======

Pre-tax income (loss) from discontinued operations                  $  (124)
Provision (benefit) for income tax                                  $    --
                                                                    -------
Net Income  (loss) from discontinued operations                     $  (124)
                                                                    =======

Depreciation and Amortization                                       $    --
                                                                    =======

                                                                                     Six Months Ended December 31, 2002
                                                                         ----------------------------------------------------------
                                                                           Odda          Carbide            MRT             Total
                                                                         --------        --------         --------         --------
Net sales                                                                $  6,110        $  3,174         $ 10,459         $ 19,743
                                                                         ========        ========         ========         ========

Pre-tax income (loss) from discontinued operations                       $ 10,693        $   (190)        $   (488)        $ 10,015
Provision (benefit) for income tax                                       $     --        $    (26)        $     --         $    (26)
                                                                         --------        --------         --------         --------
Net Income  (loss) from discontinued operations                          $ 10,693        $   (164)        $   (488)        $ 10,041
                                                                         ========        ========         ========         ========

Depreciation and Amortization                                            $    643        $     59         $    636         $  1,338
                                                                         ========        ========         ========         ========

                                                                                      Three Months Ended December 31, 2002
                                                                         ----------------------------------------------------------
                                                                           Odda          Carbide            MRT             Total
                                                                         --------        --------         --------         --------
Net sales                                                                $  2,682        $  1,697         $  4,605         $  8,984
                                                                         ========        ========         ========         ========

Pre-tax income (loss) from discontinued operations                       $  9,888        $    (98)        $   (757)        $  9,033
Provision (benefit) for income tax                                       $     --        $    (11)        $     --         $    (11)
                                                                         --------        --------         --------         --------
Net Income  (loss) from discontinued operations                          $  9,888        $    (87)        $   (757)        $  9,044
                                                                         ========        ========         ========         ========

Depreciation and Amortization                                            $    325        $      5         $    327         $    657
                                                                         ========        ========         ========         ========

Liquidity and Capital Resources

      Net Cash (Used) Provided by Operating Activities. Cash (used) provided by operations for the six months ended December 31, 2003 and 2002 was ($0.7) million and $27.4 million, respectively. Cash used in 2003 was attributable to lower income and increased working capital requirements. Cash provided in 2002 was due to improved income from continuing operations and aggressive working capital management. The increase in cash overdrafts of $2.2 million in 2003 is a partial offset to the decline in working capital in 2003, and is included in the financing activities section of the cash flow statement.

      Net Cash Provided (Used) by Investing Activities. Net cash provided (used) by investing activities for the six months ended December 31, 2003 and 2002 was $12.1 million and ($1.4) million, respectively. Discontinued operations provided $14.4 million and $1.5 million in 2003 and 2002, respectively. Capital expenditures of $2.3 million and $5.4 million in the respective 2003 and 2002 periods were for new product capacity, for maintaining the Company's existing asset base and for environmental, health and safety projects.

      Net Cash (Used) by Financing Activities. Net cash (used) by financing activities for the six months ended December 31, 2003 and 2002 was ($14.2) million and ($18.9) million, respectively. Short-term debt decreased due to the reduction of the senior credit facility of $26.5 million, debt payments related to Odda of $5.7 million, and offset by other increases of $2.2 million. Proceeds from long-term debt reflects the issuance of the Senior Secured Notes of $105.0 million and an increase of $2.5 million in foreign bank loans. Payments of long-term debt primarily reflect the retirement of senior subordinated debt. Payments of the Pfizer obligations, the Prince transactions and costs related to the refinancing account for the remainder of funds used by financing activities.

      Working Capital and Capital Expenditures. Working capital as of December 31, 2003 was $60.4 million compared to $9.1 million at fiscal year end June 30, 2003, an increase of $51.3 million. The increase in working capital was due to reduced current debt, accounts payable and accrued expense levels, principally as a result of the Company's refinancing and satisfaction of its obligations due Pfizer.

      The Company anticipates spending approximately $6.0 million for capital expenditures related to continuing operations in fiscal 2004, primarily to cover the Company's asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

      Liquidity. At December 31, 2003, the Company was in compliance with the financial covenants included in its senior credit facility. At December 31, 2003, the amount of credit extended under the Company's senior credit facility totaled $5.7 million under the revolving credit facility and $10.5 million under the letter of credit facility, and the Company had $9.3 million available under the borrowing base formula in effect. In addition, certain of the Company's foreign subsidiaries also had availability totaling $5.1 million under their respective loan agreements. At February 16, 2004, the amount of credit extended under the Company's senior credit facility totaled $5.8 million under the revolving credit facility and $8.1 million under the letter of credit facility, and the Company had $9.2 million available under the borrowing base formula in effect.

      The senior credit facility contains a lock-box requirement and an acceleration clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.

      The Company's ability to fund its operating plan relies upon its ability to continue to successfully implement its efforts to improve its overall liquidity (through cost reduction activities, working capital improvement plans, shutdown of unprofitable operations and sales of certain business operations and other assets) and the continued availability of borrowing under the senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or consents on favorable terms, if at all.

      The Company anticipates taxable gains on extinguishment of debt and other aspects of the refinancing structure will be substantially offset by existing net operating loss carry forwards, and that the Company will not incur significant cash income tax payments related to these gains.

      The Company's contractual obligations (in millions) at December 31, 2003 mature as follows:

                                                   Years
                                        ----------------------------
                                                     Over      Over
                                        Within 1    1 to 3    3 to 5      Total
                                        --------    ------    ------      -----
Loans payable to Banks                   $  9.1     $   --    $   --      $  9.1
Lease commitments                           2.1        1.6       0.7         4.4
Long-term debt (including
   current portion)                         2.4        3.4     153.0       158.8
                                         ------     ------    ------      ------
   Total contractual                     $ 13.6     $  5.0    $153.7      $172.3
                                         ======     ======    ======      ======

Critical Accounting Policies

      The Company's discussion of results of operations and financial condition relies on consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended June 30, 2003 are those that depend most heavily on these judgments and estimates. As of December 31, 2003 there have been no material changes to any of the critical accounting policies contained therein.

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

      The Company will adopt the following new accounting pronouncement in fiscal 2004:

      Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)" ("SFAS No. 132"). This revision to SFAS No. 132 relates to employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 now requires additional disclosures to describe the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The adoption of this revision to SFAS No. 132 will not result in a material impact on the Company's financial statements.

      FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN No. 46"). This revision to FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 is effective for financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46 will not result in an impact on the Company's financial statements.

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

      o our reliance on the continued operation and sufficiency of our manufacturing facilities

      o     our reliance upon unpatented trade secrets

      o     the risks of legal proceedings and general litigation expenses

      o     potential operating hazards and uninsured risks

      o     the risk of work stoppages

      o     our dependence on key personnel

      See also the discussion under "Risks and Uncertainties" in Note 2 of our Condensed Consolidated Financial Statements included in this Report.

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

      The Company's debt portfolio is comprised of fixed rate and variable rate debt of approximately $167.9 million as of December 31, 2003. Approximately 9% of the debt is variable and would be interest rate sensitive.

Item 4. Control and Procedures

      (a) As of the end of the period covered by this report, the Company carried out an evaluation by the Chief Executive Officer, Chairman of the Board and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer, Chairman of the Board and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed under the Securities Exchange Act of 1934.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit No.             Description
-----------             -----------

   31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

   31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

   31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

(b)   Reports on Form 8-K.

            On October 7, 2003, the Company furnished a report on Form 8-K reporting items 5 and 7.

            On October 31, 2003, the Company furnished a report on Form 8-K reporting items 5 and 7.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PHIBRO ANIMAL HEALTH CORPORATION.

Date: February 13, 2004                     By: /s/ JACK C. BENDHEIM
                                         -----------------------------------
                                                  Jack C. Bendheim
                                                Chairman of the Board

Date: February 13, 2004                     By: /S/ GERALD K. CARLSON
                                         -----------------------------------
                                                 Gerald K. Carlson
                                              Chief Executive Officer

Date: February 13, 2004                     By: /s/ RICHARD G. JOHNSON
                                         -----------------------------------
                                                 Richard G. Johnson
                                              Chief Financial Officer
                                          (Principal Financial Officer and
                                            Principal Accounting Officer)