Form 10-Q
period 2004-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2004-05-14
CIK 1069899

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

                  For the quarterly period ended March 31, 2004

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                        Commission File Number 333-64641
                 -----------------------------------------------

                        Phibro Animal Health Corporation
             ------------------------------------------------------
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

                 -----------------------------------------------

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

                              Yes | |      No |X|

Number of shares of each class of common stock outstanding as of March 31, 2004:


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

================================================================================

                        PHIBRO ANIMAL HEALTH CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION (UNAUDITED)

          Item 1. Condensed Consolidated Financial Statements...............   3
                  Condensed Consolidated Balance Sheets.....................   4
                  Condensed Consolidated Statements of Operations and
                    Comprehensive Income (Loss).............................   5
                  Condensed Consolidated Statements of Changes in
                    Stockholders' Deficit...................................   6
                  Condensed Consolidated Statements of Cash Flows...........   7
                  Notes to Condensed Consolidated Financial Statements......   8

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  31

          Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk.............................................  41

          Item 4. Controls and Procedures...................................  42

PART II   OTHER INFORMATION

          Item 5. Other Information.........................................  42

          Item 6.  Exhibits and Reports on Form 8-K.........................  42

SIGNATURES..................................................................  43

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)

                                                           March 31,    June 30,
                                                             2004         2003
                                                           --------     --------

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                            $   6,190    $  11,179
    Trade receivables, less allowance for doubtful
      accounts of $1,369 at March 31, 2004 and $1,445
      at June 30, 2003                                      57,548       55,671
    Other receivables                                        3,363        3,642
    Inventories                                             88,443       88,767
    Prepaid expenses and other current assets               10,202       10,188
    Current assets from discontinued operations                 --        4,942
                                                         ---------    ---------
        TOTAL CURRENT ASSETS                               165,746      174,389

PROPERTY, PLANT AND EQUIPMENT, net                          62,687       66,440
INTANGIBLES                                                  7,477        8,669
OTHER ASSETS                                                17,001       14,199
OTHER ASSETS FROM DISCONTINUED OPERATIONS                       --       10,650
                                                         ---------    ---------
                                                         $ 252,911    $ 274,347
                                                         =========    =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Cash overdraft                                       $   4,040    $   1,686
    Loans payable to banks                                  10,302       38,914
    Current portion of long-term debt                        1,945       24,124
    Accounts payable                                        40,354       56,915
    Accrued expenses and other current liabilities          45,676       41,609
    Current liabilities from discontinued operations            --        2,051
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES                          102,317      165,299

LONG-TERM DEBT                                             158,348      102,391
OTHER LIABILITIES                                           19,142       22,088
OTHER LIABILITIES FROM DISCONTINUED OPERATIONS                  --          198
                                                         ---------    ---------
        TOTAL LIABILITIES                                  279,807      289,976
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
    Series B and C preferred stock                          21,288       68,881
                                                         ---------    ---------
STOCKHOLDERS' DEFICIT:
    Series A preferred stock                                   521          521
    Common stock                                                 2            2
    Paid-in capital                                            860          860
    Accumulated deficit                                    (45,279)     (79,489)
    Accumulated other comprehensive income (loss):
      Gain on derivative instruments                           117           81
      Cumulative currency translation adjustment            (4,405)      (6,485)
                                                         ---------    ---------
        TOTAL STOCKHOLDERS' DEFICIT                        (48,184)     (84,510)
                                                         ---------    ---------
                                                         $ 252,911    $ 274,347
                                                         =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                 (In Thousands)

                                                              Three Months Ended        Nine Months Ended
                                                                  March 31,                 March 31,
                                                              2004         2003         2004         2003
                                                           ---------    ---------    ---------    ---------
NET SALES                                                  $  91,198    $  90,197    $ 274,411    $ 266,613

COST OF GOODS SOLD                                            67,893       66,915      207,089      197,143
                                                           ---------    ---------    ---------    ---------
    GROSS PROFIT                                              23,305       23,282       67,322       69,470

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                  16,639       17,822       50,036       49,875
                                                           ---------    ---------    ---------    ---------
    OPERATING INCOME                                           6,666        5,460       17,286       19,595

OTHER:
    Interest expense                                           4,941        3,978       13,465       12,138
    Interest (income)                                            (44)         (39)        (118)        (135)
    Other (income) expense, net                                  (63)         112         (764)       1,317
    Net (gain) on extinguishment of debt                          --           --      (23,226)          --
                                                           ---------    ---------    ---------    ---------
    INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                     1,832        1,409       27,929        6,275

PROVISION FOR INCOME TAXES                                     2,227          599        5,890        2,440
                                                           ---------    ---------    ---------    ---------
    INCOME (LOSS) FROM CONTINUING OPERATIONS                    (395)         810       22,039        3,835

DISCONTINUED OPERATIONS:
    (Loss) from discontinued operations (net of income
       taxes)                                                     --       (1,740)        (124)     (12,757)
    Gain (loss) on disposal of discontinued operations
       (net of income taxes)                                      --       (1,342)         231       (1,342)
                                                           ---------    ---------    ---------    ---------
    NET INCOME (LOSS)                                           (395)      (2,272)      22,146      (10,264)

OTHER COMPREHENSIVE INCOME (LOSS):
    Derivative instruments                                      (383)         230           36       (1,011)
    Currency translation adjustment                              (92)       7,930        2,080        4,276
                                                           ---------    ---------    ---------    ---------
    COMPREHENSIVE INCOME (LOSS)                            $    (870)   $   5,888    $  24,262    $  (6,999)
                                                           =========    =========    =========    =========
    NET INCOME (LOSS)                                           (395)      (2,272)      22,146      (10,264)

Excess of the reduction of redeemable preferred stock
    over total assets divested and costs and liabilities
    incurred on the Prince Transactions                           --           --       20,138           --
Preferred dividends                                           (4,223)      (2,282)      (8,074)      (6,526)
                                                           ---------    ---------    ---------    ---------
    NET INCOME (LOSS) AVAILABLE TO
       COMMON SHAREHOLDERS                                 $  (4,618)   $  (4,554)   $  34,210    $ (16,790)
                                                           =========    =========    =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                       STOCKHOLDERS' DEFICIT (Unaudited)
            For the Three Months and Nine Months Ended March 31, 2004
                                 (In Thousands)


                                                                                             Accumulated
                                     Preferred    Common Stock                                  Other
                                       Stock    ----------------    Paid-in   Accumulated   Comprehensive
                                      Series A  Class A  Class B    Capital     Deficit     Income (Loss)     Total
                                  ----------- ---------------------------- --------------   -------------   ----------

Balance, June 30, 2003                 $ 521      $ 1      $ 1      $ 860      $ (79,489)       $ (6,404)   $ (84,510)

 Dividends on Series B and C
    redeemable preferred stock                                                    (2,453)                      (2,453)

 Equity value accreted on
    Series B and C redeemable
    preferred stock                                                                1,466                        1,466

 Derivative instruments                                                                              317          317

 Foreign currency translation
    adjustment                                                                                      (859)        (859)

 Net income                                                                        1,255                        1,255
                                       -----      ---      ---      -----      ---------        --------    ---------
Balance, September 30, 2003            $ 521      $ 1      $ 1      $ 860      $ (79,221)       $ (6,946)   $ (84,784)
                                       =====      ===      ===      =====      =========        ========    =========
 Excess of the reduction in
  redeemable preferred stock over
  total assets divested and costs
  and liabilities incurred on the
  Prince Transactions                                                             20,138                       20,138

 Dividends on Series B and C
    redeemable preferred stock                                                    (2,348)                      (2,348)

 Equity value accreted on
    Series B and C redeemable
    preferred stock                                                                 (516)                        (516)

 Derivative instruments                                                                            102            102

 Foreign currency translation
    adjustment                                                                                   3,031          3,031

 Net income                                                                       21,286                       21,286
                                       -----      ---      ---      -----      ---------      --------      ---------
Balance, December 30, 2003             $ 521      $ 1      $ 1      $ 860      $ (40,661)     $ (3,813)     $ (43,091)
                                       =====      ===      ===      =====      =========      ========      =========
 Dividends on Series B and C
    redeemable preferred stock                                                      (621)                        (621)
 Equity value accreted on
    Series B and C redeemable
    preferred stock                                                               (3,602)                      (3,602)
 Derivative instruments                                                                           (383)          (383)
 Foreign currency translation
    adjustment                                                                                     (92)           (92)
 Net (loss)                                                                         (395)                        (395)
                                       -----      ---      ---      -----      ---------      --------      ---------
                                       $ 521      $ 1      $ 1      $ 860      $ (45,279)     $ (4,288)     $ (48,184)
                                       =====      ===      ===      =====      =========      ========      =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                For the Nine Months Ended March 31, 2004 and 2003
                                 (In Thousands)

                                                            2004         2003
                                                         ---------    ---------
OPERATING ACTIVITIES:
    Net income (loss)                                    $  22,146    $ (10,264)
    Adjustment for discontinued operations                    (107)      14,099
                                                         ---------    ---------
    Income from continuing operations                       22,039        3,835

    Adjustments to reconcile income from continuing
      operations to net cash
        provided (used) by operating activities:
      Depreciation and amortization                         10,103        9,918
      Deferred income taxes                                    263          131
      Net (gain) on extinguishment of debt                 (23,226)          --
      Unrealized foreign currency (gains) and other           (632)        (637)

      Changes in operating assets and liabilities:
        Accounts receivable                                 (2,780)         112
        Inventories                                         (2,658)      (5,898)
        Prepaid expenses and other current assets           (1,151)         264
        Other assets                                           977       (2,016)
        Accounts payable                                   (12,710)      15,542
        Accrued expenses and other liabilities               8,781        5,865
    Cash provided (used) by discontinued operations           (421)       1,531
                                                         ---------    ---------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    (1,415)      28,647
                                                         ---------    ---------

INVESTING ACTIVITIES:
    Capital expenditures                                    (4,132)      (7,301)
    Proceeds from sale of assets                             1,081        2,556
    Other investing                                             (1)         765
    Discontinued operations                                 14,951        1,400
                                                         ---------    ---------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    11,899       (2,580)
                                                         ---------    ---------

FINANCING ACTIVITIES:
    Cash overdraft                                           2,354       (3,121)
    Net (decrease) in short-term debt                      (28,868)      (6,012)
    Proceeds from long-term debt                           109,622        2,125
    Payments of long-term debt                             (34,632)     (13,720)
    Payment of Pfizer obligations                          (28,300)          --
    Payments relating to the Prince Transactions and
      transaction costs                                    (21,023)          --
    Debt refinancing costs                                 (14,945)          --
                                                         ---------    ---------
        NET CASH (USED) BY FINANCING ACTIVITIES            (15,792)     (20,728)
                                                         ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        319          273
                                                         ---------    ---------

        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                  (4,989)       5,612

CASH AND CASH EQUIVALENTS at beginning of period            11,179        6,419
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS at end of period               $   6,190    $  12,031
                                                         =========    =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

1.  General

   Principles of Consolidation and Basis of Presentation


      In the opinion of Phibro Animal Health Corporation ("PAHC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2004 and its results of operations and cash flows for the three months and nine months ended March 31, 2004 and 2003. PAHC and/or its subsidiaries are referred to as the "Company".

      The condensed consolidated balance sheet as of June 30, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Additionally, it should be noted that the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2003.

    The Company's Odda, Carbide, and MRT businesses have been classified as discontinued operations, as discussed in Note 7. These footnotes present information only for continuing operations, unless otherwise indicated.

      The results of operations for the three months and nine months ended March 31, 2004 may not be indicative of results for the full year.

   New Accounting Pronouncements

      The  Company   adopted   the   following   new  and   revised   accounting
pronouncements in fiscal 2004:

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

      Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity" ("SFAS No. 150"). SFAS No. 150 requires that an issuer classify a financial instrument, that is within its scope, as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of liabilities to encompass certain obligations that can, or must, be settled by issuing equity shares, depending on the nature of the relationship established between the holder and the issuer. The adoption of SFAS No. 150 did not result in a material impact on the Company's financial statements.

      Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment to FASB Statements No. 87, 88, and 106 (revised 2003)" ("SFAS No. 132"). This revision to SFAS No. 132 relates to employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 now requires additional
disclosures  to  describe  the  types  of  plan  assets,   investment  strategy,
measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods of defined pension plans and other defined postretirement plans. The additional disclosures required by this revision to SFAS No. 132 have been provided.

      FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN No. 46"). This revision to FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The adoption of FIN No. 46 did not result in a material impact on the Company's financial statements.

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

      The testing, manufacturing, and marketing of certain of the Company's products are subject to extensive regulation by numerous government authorities in the United States and other countries.

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

      The Company's operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company's current and former operations and those of its subsidiaries expose the Company and its subsidiaries to the risk of claims with respect to such matters.

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

      Also, on October 21, 2003, the Company entered into a new replacement domestic senior credit facility ("senior credit facility") with Wells Fargo Foothill, Inc., providing for a working capital facility plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities may not exceed $25,000, including aggregate borrowings under the working capital facility up to $15,000. On April 29, 2004, the Company amended the senior credit facility to increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $25,000 to $27,500 and to increase the amount of aggregate borrowings available under the working capital facility from $15,000 to $17,500.

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

      Pursuant to the terms of an intercreditor agreement, the security interest securing the Senior Secured Notes and the guarantees made by the Company's domestic restricted subsidiaries are subordinated to a lien securing the senior credit facility.

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

      Pursuant to definitive purchase and other agreements executed on and effective as of the Closing Date, the Prince Transactions included the following elements: (i) the transfer of substantially all of the business and assets of PMC to Buyer; (ii) the reduction of the value of the Company's Preferred Stock owned by the Palladium Investors from $72,184 to $16,517 (accreted through the Closing Date) by means of the redemption of all of its shares of Series B Preferred Stock and a portion of its Series C Preferred Stock; (iii) the termination of $2,250 in annual management advisory fees payable by the Company to Palladium; (iv) a cash payment of $10,000 to the Palladium Investors in respect of the portion of the Company's Preferred Stock not exchanged in consideration of the business and assets of PMC; (v) the agreement of the Buyer to pay the Company for advisory fees for the next three years of $1,000, $500, and $200, respectively (which were pre-paid at closing by the Buyer and satisfied for $1,300, the net present value of such payments); and (vi) the Buyer agreed to supply manganous oxide and red iron oxide products and to provide certain mineral blending services to the Company's Prince Agriproducts subsidiary ("Prince Agri"). Prince Agri agreed to continue to provide the Buyer with certain laboratory, MIS and telephone services, all on terms substantially consistent with the historic relationship between Prince Agri and PMC, and to lease to Buyer office space used by PMC in Quincy, Illinois. The Company has an agreement to receive certain treasury services from Palladium for $100 per year. Pursuant to definitive agreements, the Company made customary representations, warranties and environmental and other indemnities, agreed to a post-closing working capital adjustment, paid $3,958 in full satisfaction of all intercompany debt owed to PMC, paid a closing fee to Palladium of $500, made certain capital expenditure adjustments included as part of the intercompany settlement amount, and agreed to pay for certain out-of-pocket transaction expenses. PMC retained $414 of its accounts receivable. The Company established a $1,000 letter of credit escrow for two years to secure its working capital adjustment and certain indemnification obligations. The Company agreed to indemnify the

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of Buyer for less than $21,000, up to a maximum payment by the Company of $4,000 (the "Backstop Indemnification Amount"). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company's Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company's obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of Buyer by January 1, 2009. The definition of "Equity Value" in the Company's Certificate of Incorporation was amended to reduce the multiple of trailing EBITDA payable in connection with any future redemption of Series C Preferred to 6.0 from 7.5. The amount of consideration paid and payable in connection with the Prince Transactions and all matters in connection therewith were determined pursuant to arm's length negotiations.

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
                                                                     =======

    PMC is included in the Company's Industrial Chemicals segment. The results of operations of PMC for the three months and nine months ended March 31, 2004 and 2003 were:

                                   Three Months Ended         Nine Months Ended
                                        March 31,                 March 31,
                                     2004       2003          2004        2003
                                    -----------------        -------------------
Net sales                           $ --      $ 5,743        $11,118     $16,784
Operating income                      --          839          2,278       2,867
Depreciation and amortization         --          240            487         711

      The divestiture of PMC has not been reflected as a discontinued operation due to the existence of the Backstop Indemnification and continuing supply and service agreements.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

5.  Inventories

    Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods; however certain of the Company's subsidiaries used the last-in, first-out (LIFO) method of valuing inventories. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories consisted of the following:

                                                             As of
                                                --------------------------------
                                                March 31, 2004     June 30, 2003
                                                --------------     -------------
       Raw materials                               $ 21,482          $ 22,277
       Work-in-process                                2,004             1,765
       Finished goods                                64,957            65,357
       Excess of FIFO cost over LIFO cost                --              (632)
                                                   --------          --------
       Total inventory                             $ 88,443          $ 88,767
                                                   ========          ========

5.  Intangibles

      Product intangibles cost arising from the acquisition of the medicated feed additives business of Pfizer Inc. was $10,424 and $10,449 at March 31, 2004 and June 30, 2003, respectively, and accumulated amortization was $2,947 and $1,780 at March 31, 2004 and June 30, 2003, respectively. Amortization expense was $313 and $244 for the three months ended March 31, 2004 and 2003, respectively, and $921 and $868 for the nine months ended March 31, 2004 and 2003, respectively.

6. Debt

   Loans Payable to Banks

      At March 31, 2004, loans payable to banks included $8,004 under the senior credit facility with Wells Fargo Foothill, Inc., and $2,298 under foreign revolving lines of credit. The weighted average interest rate under the senior credit facility from its inception at October 21, 2003 through March 31, 2004 was 5.7%. At March 31, 2004, the Company had $6,996 of borrowings available under the borrowing base formula in effect for the working capital facility that is provided under the senior credit facility.


      On October 21, 2003, the Company entered into a new senior credit facility with Wells Fargo Foothill, Inc., providing for a working capital facility plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities may not exceed $25,000, including aggregate borrowings under the working capital facility of up to $15,000. On April 29, 2004, the Company amended the senior credit facility to increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $25,000 to $27,500 and to increase the amount of aggregate borrowings available under the working capital facility from $15,000 to $17,500.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

     As of March 31, 2004, the Company was in compliance with the financial covenants of the senior credit facility. The senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries' stock, disposition of assets, investments, and mergers and acquisitions.

     The senior credit facility contains a lock-box requirement and an acceleration clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.

   Long-Term Debt

                                                              As of
                                                --------------------------------
                                                March, 31, 2004    June 30, 2003
                                                ---------------    -------------
Senior secured notes due December 1, 2007          $105,000          $     --
Senior subordinated notes due June 1, 2008           48,029           100,000
Foreign bank loans                                    6,950             3,750
Pfizer promissory note                                   --            20,075
Bank capital expenditure facility                        --             1,496
Capitalized lease obligations and other                 314             1,194
                                                   --------          --------
                                                    160,293           126,515
Less:  current maturities                             1,945            24,124
                                                   --------          --------
                                                   $158,348          $102,391
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

      Senior Subordinated Notes due 2008

      The Company issued $100,000 aggregate principal amount of 9-7/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes") of which $51,971 principal amount was repurchased with proceeds of the Senior Secured Notes. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt (as defined in the indenture agreement of the Company) and rank pari passu in right of payment with all other existing and future senior subordinated indebtedness of the Company. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by the domestic restricted subsidiaries of the Company. Additional future domestic subsidiaries may become guarantors under certain circumstances.

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

      Foreign Bank Loans

      The bank loans of the Company's Koffolk Ltd. (Israel) subsidiary are collateralized by its receivables and inventory, accrue interest at LIBOR plus 1.25%, and are repayable in equal quarterly payments through 2005. The LIBOR rate was 1.09% at March 31, 2004.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

   Odda and Carbide

     Operating results and loss on disposal of Odda and Carbide were:


                                          Three Months Ended   Nine Months Ended
                                               March 31,           March 31,
                                                 2003                 2003
                                          ------------------   -----------------
      OPERATING RESULTS:
      Net sales                                $  1,933           $ 11,217
      Cost of goods sold                          1,623             13,723
      Selling, general and
       administrative expenses                      883              3,175
      Asset writedown                                --              7,781
      Other income (expense)                        (59)             2,327
                                               --------           --------
      Loss before income taxes                     (632)           (11,135)
      (Benefit) for income taxes                    (84)               (58)
                                               --------           --------
      (Loss) from operations                   $   (548)          $(11,077)
                                               ========           ========
      Depreciation and amortization            $    192           $    894
                                               ========           ========

                                          Three Months Ended   Nine Months Ended
                                               March 31,           March 31,
                                                 2003                 2003
                                          ------------------   -----------------
      LOSS ON DISPOSAL:
      Assets                                   $ (4,018)          $ (4,018)
      Liabilities                                 6,432              6,432
      Unsecured debt                              2,488              2,488
      Currency translation adjustment            (6,244)            (6,244)
                                               --------           --------
      Loss on disposal                         $ (1,342)          $ (1,342)
                                               ========           ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

   Mineral Resource Technologies, Inc.

    The Company sold MRT on August 28, 2003. Net proceeds, after transaction costs, were approximately $13,836. Operating results and gain on sale of MRT were:

                                    Three Months Ended     Nine Months Ended
                                         March 31,              March 31,
                                           2003             2004       2003
                                    -----------------    ---------   --------
      OPERATING RESULTS:
      Net sales                          $  3,542        $  3,327    $ 14,001
      Cost of goods sold                    4,103           3,135      13,997
      Selling, general and
        administrative expenses               631             316       1,684
                                         --------        --------    --------
      Loss before income taxes             (1,192)           (124)     (1,680)
      Provision for income taxes               --              --          --
                                         --------        --------    --------
      Income (loss) from operations      $ (1,192)       $   (124)   $ (1,680)
                                         ========        ========    ========
      Depreciation and amortization      $    337        $     --    $    973
                                         ========        ========    ========

                                                            Nine Months Ended
                                                                March 31,
                                                                   2004
                                                            -----------------
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
                                                                   =======

8. Employee Benefit Plans

      Components of net periodic pension expense were:

                                          Three Months Ended   Nine Months Ended
                                                March 31,         March 31,
Domestic                                     2004     2003       2004     2003
--------                                     ----     ----       ----     ----
Service cost - benefits earned during
  the year                                  $ 290    $ 416      $ 971    $ 844
 Interest cost on benefit obligation          218      279        673      615
 Expected return on plan assets              (213)    (260)      (633)    (591)
 Amortization of initial unrecognized net
   transition  (asset)                         (1)      (1)        (2)      (3)
 Amortization of prior service costs          (35)     (53)      (117)    (126)
 Amortization of loss (gain)                    2      (14)        23      (42)
                                            -----    -----      -----    -----
Net periodic pension cost                   $ 261    $ 367      $ 915    $ 697
                                            =====    =====      =====    =====

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                                         Three Months Ended    Nine Months Ended
                                               March 31,           March 31,
International                               2004     2003        2004     2003
-------------                               ----     ----        ----     ----
Service cost - benefits earned during
  the year                                 $ 123    $  77       $ 350    $ 231
Interest cost on benefit obligation           98       65         280      195
Expected return on plan assets               (79)     (51)       (225)    (153)
Amortization of loss (gain)                    6       --          17       --
                                           -----    -----       -----    -----
Net periodic pension cost                  $ 148    $  91       $ 422    $ 273
                                           =====    =====       =====    =====

     Employer contributions to the domestic and international pension plans for the nine months ended March 31, 2004 were $524 and $568, respectively. The Company anticipates additional funding to the domestic and international pension plans of $230 and $0, respectively, during the fourth quarter of fiscal 2004.


9.  Contingencies

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

     The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") by the United States Environmental Protection Agency ("the EPA"), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $635 has been paid as of June 30, 2003. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.

     Phibro-Tech, Inc. has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control and has reached an agreement to pay $425 over a six year period ending October 2008.

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

     Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,743, which is included in current and long-term liabilities in the March 31, 2004 condensed consolidated balance sheet (approximately $2,791 at June 30, 2003).

10.  Guarantees

     As part of the Prince Transactions, as is normal for such transactions, the Company has agreed to indemnify the Palladium Investors for losses arising out of breach of representations, warranties and covenants. The Company's maximum liability under such indemnifications is limited to $15,000.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

     The Company agreed to indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of Buyer for less than $21,000, up to a maximum payment by the
Company of $4,000 (the "Backstop Indemnification Amount"). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company's Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company's obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of Buyer by January 1, 2009. The maximum potential Backstop Indemnification Amount is included in other liabilities on the Company's condensed consolidated balance sheet at March 31, 2004.

     The Company  established  a $1,000 letter of credit escrow for two years to
secure  its  working  capital  adjustment  and  certain  other   indemnification
obligations relating to the Prince Transactions.

11.  Business Segments

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


                                       Animal
                                      Health &   Industrial                     All      Corporate &
Three Months Ended March 31, 2004    Nutrition    Chemicals    Distribution    Other        Other        Total
                                     ---------    ---------    ------------    -----     -----------     -----
Net sales                            $  64,819    $  10,000    $   7,916   $   8,463    $      --    $  91,198
Operating income (loss)                  8,370        1,136          789         194       (3,823)       6,666
Depreciation and amortization            2,086          403            3         206          660        3,358

                                       Animal
                                      Health &   Industrial                     All      Corporate &
Three Months Ended March 31, 2003    Nutrition    Chemicals    Distribution    Other        Other        Total
                                     ---------    ---------    ------------    -----     -----------     -----
Net sales                            $  62,675    $  12,192    $   7,612   $   7,718    $      --    $  90,197
Operating income (loss)                  8,902         (716)         900         346       (3,972)       5,460
Depreciation and amortization            1,890          738            2         196          405        3,231

                                       Animal
                                      Health &   Industrial                     All      Corporate &
Nine Months Ended March 31, 2004     Nutrition    Chemicals    Distribution    Other        Other        Total
                                     ---------    ---------    ------------    -----     -----------     -----
Net sales                            $ 193,347    $  33,661    $  23,511   $  23,892    $      --    $ 274,411
Operating income/(loss)                 22,925        2,736        2,322       1,040      (11,737)      17,286
Depreciation and amortization            6,174        1,691           10         620        1,608       10,103

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)


                                       Animal
                                      Health &   Industrial                     All      Corporate &
Nine Months Ended March 31, 2003     Nutrition    Chemicals    Distribution    Other        Other        Total
                                     ---------    ---------    ------------    -----     -----------     -----
Net sales                            $ 189,301    $  37,317    $  22,905   $  17,090     $     --    $ 266,613
Operating income/(loss)                 29,915       (1,538)       2,452         216      (11,450)      19,595
Depreciation and amortization            5,702        2,495            8         558        1,155        9,918

                                       Animal
Identifiable Assets of                Health &   Industrial                     All      Corporate &
Continuing Operations                Nutrition    Chemicals    Distribution    Other        Other        Total
                                     ---------    ---------    ------------    -----     -----------     -----
At March 31, 2004                    $ 185,298    $  26,768    $   7,518   $  14,230    $  19,097    $ 252,911
At June 30, 2003                       190,864       33,191        9,154      12,735       12,811      258,755

12.  Consolidating Financial Statements

     The units of Senior Secured Notes due 2007, consisting of US Senior Notes issued by the Company (the "Parent Issuer") and Dutch Senior Notes issued by Philipp Brothers Netherlands III B.V. (the "Dutch Issuer"), are guaranteed by certain subsidiaries. The Company and its U.S. subsidiaries ("U.S. Guarantor Subsidiaries"), excluding The Prince Manufacturing Company, Prince MFG, LLC and Mineral Resource Technologies, Inc. (until divested) (the "Unrestricted Subsidiaries", as defined in the indenture), fully and unconditionally guarantee all of the Senior Secured Notes on a joint and several basis. In addition, the Dutch Issuer's subsidiaries, presently consisting of Phibro Animal Health SA (the "Belgium Guarantor"), fully and unconditionally guarantee the Dutch Senior Notes. The Dutch issuer and the Belgium Guarantor do not guarantee the US Senior Notes. Other foreign subsidiaries ("Non-Guarantor Subsidiaries") do not presently guarantee the Senior Secured Notes. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of the Company other than the Unrestricted Subsidiaries and include: CP Chemicals, Inc., Phibro-Tech, Inc., Prince Agriproducts, Inc, Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc., and Phibro Animal Health U.S., Inc.

     The Senior Subordinated Notes due 2008, issued by the Parent Issuer, are guaranteed by certain subsidiaries. The Company's U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of the Company including: CP Chemicals, Inc., Phibro-Tech, Inc., Prince Agriproducts, Inc., The Prince Manufacturing Company, Prince MFG, LLC, Mineral Resource Technologies, Inc. (until divested), Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc., and Phibro Animal Health U.S., Inc.

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

     Investments in subsidiaries are accounted for by the Parent Issuer using the equity method. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              As of March 31, 2004


                                                                  U.S.
                                         Parent  Unrestricted  Guarantor   Dutch  Belgium  Non-Guarantor Consolidation  Consolidated
                                         Issuer  Subsidiaries Subsidiaries Issuer Guarantor Subsidiaries  Adjustments     Balance
                                       --------------------------------------------------------------------------------------------
                                                                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents            $   1,462  $     --     $   409  $    19  $   229     $ 4,071    $      --         $  6,190
  Trade receivables                        2,596        --      27,866       --    1,386      25,700           --           57,548
  Other receivables                          421       414       1,297       --       57       1,174           --            3,363
  Inventory                                2,108        --      39,357       --   19,684      27,294                        88,443
  Prepaid expenses and other               1,633       110       1,278       --       35       7,146           --           10,202
                                       --------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                   8,220       524      70,207       19   21,391      65,385           --          165,746
                                       --------------------------------------------------------------------------------------------
Property, plant & equipment, net             118        --      13,154       --   17,693      31,722           --           62,687

Intangibles                                   --        --          --       --    1,358       6,119           --            7,477
Investment in subsidiaries               131,896        --       3,619     (407)      --          --     (135,108)              --
Intercompany                             (17,277)   20,968      61,897   21,167    3,909     (11,785)     (78,879)              --
Other assets                              15,258        --         860       --       --         883           --           17,001
                                       --------------------------------------------------------------------------------------------

                                       $ 138,215  $ 21,492   $ 149,737 $ 20,779 $ 44,351    $ 92,324    $(213,987)       $ 252,911
                                       ============================================================================================

                                                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdraft                       $      --  $     12   $   4,028 $     --      $--    $     --    $      --          $ 4,040
  Loan payable to banks                    8,004        --          --       --       --       2,298           --           10,302
  Current portion of long-term debt           --        --         195       --       --       1,750           --            1,945
  Accounts payable                           691         5      23,760       --    1,847      14,051           --           40,354
  Accrued expenses and other              14,816         9       7,902    1,156    9,642      12,151                        45,676
                                       --------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES             23,511        26      35,885    1,156   11,489      30,250           --          102,317
                                       --------------------------------------------------------------------------------------------

Long-term debt                           133,029        --           3   20,000       --       5,316           --          158,348
Intercompany debt                             --        --          --       57   32,193      46,629      (78,879)              --
Other liabilities                          8,571        --       6,493       --    1,076       3,002           --           19,142

                                       --------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                    165,111        26      42,381   21,213   44,758      85,197      (78,879)         279,807
                                       --------------------------------------------------------------------------------------------

REDEEMABLE SECURITIES:
  Series C preferred stock                21,288        --          --       --       --          --           --           21,288
                                       --------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock                   521        --          --       --       --          --           --              521
  Common stock                                 2         1          31       --       --          --          (32)               2
  Paid-in capital                            860        --     108,363       23       57       5,176     (113,619)             860
  Retained earnings
    (accumulated deficit)                (45,279)   21,465        (937)  (5,445)  (5,452)     11,125      (20,756)          (45,279)
  Accumulated other comprehensive                                                                                               --
    income (loss):
  Gain on derivative instruments             117        --         117       --       --          --         (117)             117
  Cumulative currency translation
    adjustment                            (4,405)       --        (218)   4,988    4,988      (9,174)        (584)          (4,405)
                                       --------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS'
      EQUITY (DEFICIT)                   (48,184)   21,466     107,356     (434)    (407)      7,127     (135,108)         (48,184)
                                       --------------------------------------------------------------------------------------------

                                       $ 138,215  $ 21,492   $ 149,737 $ 20,779 $ 44,351    $ 92,324    $(213,987)       $ 252,911
                                       ============================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For The Three Months Ended March 31, 2004


                                                                  U.S.
                                         Parent  Unrestricted  Guarantor   Dutch  Belgium  Non-Guarantor Consolidation  Consolidated
                                         Issuer  Subsidiaries Subsidiaries Issuer Guarantor Subsidiaries  Adjustments     Balance
                                       --------------------------------------------------------------------------------------------
NET SALES                                $  5,331    $ --      $ 55,374   $     --  $  1,162  $ 29,331    $     --      $ 91,198

NET SALES-- INTERCOMPANY                       16      --            32         --     7,534       418      (8,000)           --

COST OF GOODS SOLD                          4,176      --        40,301         --     6,461    24,955      (8,000)       67,893
                                        ----------------------------------------------------------------------------------------

  GROSS PROFIT                              1,171      --        15,105         --     2,235     4,794          --        23,305


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   4,868      --         6,476          2       776     4,517          --        16,639
                                        ----------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                    (3,697)     --         8,629         (2)    1,459       277          --         6,666

OTHER:
  Interest expense                          4,179      --            --        650        60        52          --         4,941
  Interest (income)                            (1)     --            --         --        --       (43)         --           (44)
  Other (income) expense, net                 112      --          (350)        --       118        57          --           (63)
  Net (gain) on extinguishment of debt         --      --            --         --        --        --          --            --

  Intercompany interest and other          (4,407)     --         2,345       (657)      943     1,776          --            --

  Loss (profit) relating to subsidiaries   (3,185)     --            --          2        --        --       3,183            --
                                        ----------------------------------------------------------------------------------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES                        (395)     --         6,634          3       338    (1,565)     (3,183)        1,832

PROVISION FOR INCOME TAXES                     --      --           211         --       340     1,676          --         2,227
                                        ----------------------------------------------------------------------------------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS                      (395)     --         6,423          3        (2)   (3,241)     (3,183)         (395)

DISCONTINUED OPERATIONS:
  Profit (loss) relating to
    discontinued operations                    --                    --         --        --        --          --            --
  (Loss) from discontinued operations
    (net of income taxes)                      --                    --         --        --        --          --            --
  Gain from disposal of discontinued
    operations (net of income taxes)           --                    --         --        --        --          --            --
                                        ----------------------------------------------------------------------------------------
    NET INCOME (LOSS)                   $   (395)   $ --      $  6,423   $      3  $     (2) $ (3,241)   $ (3,183)     $   (395)
                                        ========================================================================================


                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For The Nine Months Ended March 31, 2004


                                                                  U.S.
                                         Parent  Unrestricted  Guarantor   Dutch  Belgium  Non-Guarantor Consolidation  Consolidated
                                         Issuer  Subsidiaries Subsidiaries Issuer Guarantor Subsidiaries  Adjustments     Balance
                                       --------------------------------------------------------------------------------------------
NET SALES                                $ 16,453    $ 11,118  $ 158,070  $   --    $ 3,402   $ 85,368   $     --       $ 274,411

NET SALES - INTERCOMPANY                      113       2,598        425      --     20,530      2,593    (26,259)             --

COST OF GOODS SOLD                         12,995      10,139    117,520      --     20,432     72,262    (26,259)        207,089
                                        --------------------------------------------------------------------------------------------
  GROSS PROFIT                              3,571       3,577     40,975      --      3,500     15,699         --          67,322


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  14,936       1,299     18,851       4      1,860     13,086         --          50,036
                                        --------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                   (11,365)      2,278     22,124      (4)     1,640      2,613         --          17,286


OTHER:
  Interest expense                         11,920          18         --   1,156         79        292         --          13,465
  Interest (income)                            (4)         --         --      --         --       (114)        --            (118)
  Other (income) expense, net                 640          --       (626)     --       (294)      (484)        --            (764)
  Net (gain) on extinguishment of debt    (23,226)         --         --      --         --         --                    (23,226)

  Intercompany interest and other         (16,152)      1,892      7,833  (1,167)     2,389      5,205         --              --

  Loss (profit) relating to
    subsidiaries                           (8,533)         --         --     534         --         --      7,999              --
                                        --------------------------------------------------------------------------------------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES                      23,990         368     14,917    (527)      (534)    (2,286)    (7,999)         27,929

PROVISION FOR INCOME TAXES                  1,951          96        883      --         --      2,960         --           5,890
                                        --------------------------------------------------------------------------------------------
INCOME (LOSS) FROM
CONTINUING OPERATIONS                      22,039         272     14,034    (527)      (534)    (5,246)    (7,999)         22,039

DISCONTINUED OPERATIONS:
  Profit (loss) relating to
    discontinued operations                  (124)         --         --      --         --         --        124              --
  (Loss) from discontinued operations
    (net of income taxes)                      --        (124)        --      --         --         --         --            (124)
  Gain from disposal of discontinued
    operations (net of income taxes)          231          --         --      --         --         --         --             231
                                        --------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                    $ 22,146    $    148  $  14,034  $ (527)   $  (534)  $ (5,246)  $ (7,875)      $  22,146
                                        ============================================================================================


                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Nine Months Ended March 31, 2004


                                                                  U.S.
                                         Parent  Unrestricted  Guarantor   Dutch  Belgium  Non-Guarantor Consolidation  Consolidated
                                         Issuer  Subsidiaries Subsidiaries Issuer Guarantor Subsidiaries  Adjustments     Balance
                                       --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                        $ 22,146    $  148    $14,034    $ (527)  $ (534)    $(5,246)    $ (7,875)     $ 22,146
Adjustment for discontinued operation        (107)      124         --        --       --          --         (124)         (107)
                                         ----------------------------------------------------------------------------------------
Income (loss) from continuing operations   22,039       272     14,034      (527)    (534)     (5,246)      (7,999)       22,039

Adjustments to reconcile income (loss)
  from continuing operations to net cash
  provided (used) by operating activities:
Depreciation and amortization               1,608       487      1,864        --    1,900       4,244           --        10,103
Deferred income taxes                          --        --         --        --       --         263           --           263
Net (gain) on extinguishment of debt      (23,226)       --         --        --       --          --           --       (23,226)
Unrealized foreign currency (gains)
losses and other                              391        --       (606)       --   (1,177)        760           --          (632)
                                                                                                                              --
Changes in operating assets and liabilities:                                                                                  --
Accounts receivable                           156       336     (5,405)       --      260       1,873           --        (2,780)
Inventory                                     504      (543)     2,052        --   (5,238)        567           --        (2,658)
Prepaid expenses and other                  1,190       188     (1,163)       --      (35)     (1,331)          --        (1,151)
Other assets                                1,020        --         (4)       --       --         (39)          --           977
Intercompany                               (1,883)   17,358    (13,553)  (20,610)  13,145      (2,456)       7,999            --
Accounts payable                           (2,613)     (332)    (7,045)       --   (2,751)         31           --       (12,710)
Accrued expenses and other                  5,033      (276)     6,317     1,156    3,849      (7,298)          --         8,781
Cash provided (used) by discontinued
operations                                    231      (652)        --        --       --          --           --          (421)
                                         ----------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                        4,450    16,838     (3,509)  (19,981)   9,419      (8,632)          --        (1,415)
                                         ----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures                          (44)      (62)    (1,334)       --   (1,163)     (1,529)          --        (4,132)
Proceeds from sale of assets                   --        --      1,057        --       --          23           --         1,080
Discontinued operations                    14,351        --         --        --       --         600           --        14,951

                                         ----------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES                       14,307       (62)      (277)       --   (1,163)       (906)          --        11,899
                                         ----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Cash overdraft                               (350)     (274)     2,987        --       --          (9)          --         2,354
Net increase (decrease) in short-term debt(29,874)       --         --        --       --       1,006           --       (28,868)
Proceeds from long-term debt               85,000        --         --    20,000       --       4,622           --       109,622
Payments of long-term debt                (32,679)      (13)      (960)       --       --        (980)          --       (34,632)
Payment of Pfizer obligations             (20,075)       --         --        --   (8,225)         --           --       (28,300)
Payments relating to the Prince
Transactions and transaction costs         (4,415)  (16,608)        --        --       --          --           --       (21,023)
Debt refinancing costs                    (14,945)       --         --        --       --          --           --       (14,945)

                                         ----------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                      (17,338)  (16,895)     2,027    20,000   (8,225)      4,639           --       (15,792)
                                         ----------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
ON CASH                                        --        --          1        --       13         305                        319
                                         ----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            1,419      (119)    (1,758)       19       44      (4,594)          --        (4,989)

CASH AND CASH EQUIVALENTS
at beginning of period                         43       119      2,167        --      185       8,665                     11,179
                                         ----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
at end of period                          $ 1,462   $    --    $   409    $   19   $  229     $ 4,071     $     --       $ 6,190
                                         ========================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 2003


                                                                  U.S.
                                         Parent  Unrestricted  Guarantor   Dutch  Belgium  Non-Guarantor Consolidation  Consolidated
                                         Issuer  Subsidiaries Subsidiaries Issuer Guarantor Subsidiaries  Adjustments     Balance
                                         ------------------------------------------------------------------------------------------
                                                                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $     43   $   119    $  2,167   $    --  $   185    $  8,665                  $ 11,179
  Trade receivables                         2,759     2,452      22,071        --    1,542      26,847                    55,671
  Other receivables                           957         3         733        --      518       1,431                     3,642
  Inventory                                 2,612     4,278      41,266        --   13,459      27,152                    88,767
  Prepaid expenses and other                3,267       458         981        --      (68)      5,550                    10,188
  Current assets from discontinued
    operations                                 --     4,942          --        --       --          --                     4,942
                                         ------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                    9,638    12,252      67,218        --   15,636      69,645          --       174,389
                                         ------------------------------------------------------------------------------------------
Property, plant & equipment, net              153     3,269      13,297        --   17,049      32,672                    66,440

Intangibles                                    --        --          --        --    1,818       6,851                     8,669
Investment in subsidiaries                 96,672        --       3,619        --       --          --    (100,291)           --
Intercompany                               35,186   (19,431)     59,765        --    6,881      (9,418)    (72,983)           --
Other assets                               11,516       710       1,122        --       --         851                    14,199
Other assets from discontinued
  operations                                   --    10,650          --        --       --          --                    10,650
                                         ------------------------------------------------------------------------------------------
                                         $ 153,165  $ 7,450    $145,021   $    --  $41,384    $100,601   $(173,274)      274,347
                                         ===========================================================================================

                                                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdraft                         $    350   $   286    $  1,041   $    --  $    --    $      9                     1,686
  Loan payable to banks                    32,147        --          --        --       --       6,767                    38,914
  Current portion of long-term debt        21,599        66         381        --       --       2,078                    24,124
  Accounts payable                          3,304     2,350      25,926        --   12,115      13,220                    56,915
  Accrued expenses and other                6,924     1,151       9,931        --    6,715      16,888                    41,609
  Current liabilities from
    discontinued operations                    --     2,051          --        --       --          --                     2,051
                                         ------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES              64,324     5,904      37,279        --   18,830      38,962          --       165,299
                                         ------------------------------------------------------------------------------------------
Long-term debt                            100,073       213         149        --       --       1,956                   102,391
Intercompany debt                              --        --          --        --   22,302      50,681     (72,983)           --
Other liabilities                           4,397       114      13,289        --    1,256       3,032                    22,088
Other liabilities from discontinued
  operations                                   --       198          --        --       --          --                       198
                                         ------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                     168,794     6,429      50,717        --   42,388      94,631     (72,983)      289,976
                                         ------------------------------------------------------------------------------------------
REDEEMABLE SECURITIES:
  Series B and C preferred stock           68,881        --          --        --       --          --                    68,881
                                         ------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock                    521        --          --        --       --          --                       521
  Common stock                                  2         1          31        --       --          --         (32)            2
  Paid-in capital                             860        --     110,883        --       --       5,179    (116,062)          860
  Reatined earnings (accumulated
    deficit)                              (79,489)    1,020     (16,499)       --   (4,781)     10,860       9,400       (79,489)
  Accumulated other comprehensive                                                                                             --
    income (loss):
    Gain on derivative instruments             81        --          81        --       --          --         (81)           81
    Cumulative currency translation
      adjustment                           (6,485)       --        (192)       --    3,777     (10,069)      6,484        (6,485)
                                         ----------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS'
        EQUITY (DEFICIT)                  (84,510)    1,021      94,304        --   (1,004)      5,970    (100,291)      (84,510)
                                         ----------------------------------------------------------------------------------------

                                         $153,165  $  7,450    $145,021   $    --  $41,384    $100,601   $(173,274)     $274,347
                                         ===========================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For The Three Months Ended March 31, 2003


                                                                  U.S.
                                         Parent  Unrestricted  Guarantor   Dutch  Belgium  Non-Guarantor Consolidation  Consolidated
                                         Issuer  Subsidiaries Subsidiaries Issuer Guarantor Subsidiaries  Adjustments     Balance
                                       ---------------------------------------------------------------------------------------------
NET SALES                              $ 6,001   $ 5,743    $ 48,232      $ --     $ 3,647    $ 26,574    $      --      $ 90,197

NET SALES - INTERCOMPANY                   499     1,141         190        --      16,357       1,712      (19,899)           --

COST OF GOODS SOLD                       5,065     5,405      37,093        --      19,305      19,946      (19,899)       66,915
                                       ---------------------------------------------------------------------------------------------
  GROSS PROFIT                           1,435     1,479      11,329        --         699       8,340           --        23,282

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                4,680       640       7,689        --       1,065       3,748                     17,822
                                       ---------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                 (3,245)      839       3,640        --        (366)      4,592           --         5,460

OTHER:
  Interest expense                       3,785        19          --        --        (105)        279                      3,978
 Interest (income)                          (1)       --          --        --         (15)        (23)                       (39)
  Other expense, net                       129        --        (308)       --         756        (465)                       112

  Intercompany interest and other       (6,996)    1,240       3,000        --       1,478       1,278                         --

  Loss (profit) relating to subsidiaries  (972)       --          --        --          --          --          972            --
                                       ---------------------------------------------------------------------------------------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES                      810      (420)        948        --      (2,480)      3,523         (972)        1,409

PROVISION (BENEFIT) FOR INCOME TAXES        --        20         261        --        (992)      1,310                        599
                                       ---------------------------------------------------------------------------------------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS                    810      (440)        687        --      (1,488)      2,213         (972)          810

DISCONTINUED OPERATIONS:
  Profit (loss) relating to
    discontinued operations             26,937        --          --        --          --          --      (26,937)           --
  (Loss) from discontinued operations
    (net of income taxes)                   --    (1,192)         --        --          --        (548)                    (1,740)
  Income (loss) on disposal of
    discontinued operations
    (net of income taxes)              (30,019)       --          --        --          --      28,677                     (1,342)
                                       ---------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                  $(2,272) $ (1,632)   $    687      $ --    $ (1,488)   $ 30,342    $ (27,909)     $ (2,272)
                                       =============================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For The Nine Months Ended March 31, 2003


                                                                  U.S.
                                         Parent  Unrestricted  Guarantor   Dutch  Belgium  Non-Guarantor Consolidation  Consolidated
                                         Issuer  Subsidiaries Subsidiaries Issuer Guarantor Subsidiaries  Adjustments     Balance
                                      ----------------------------------------------------------------------------------------------
NET SALES                             $ 18,667  $ 16,784   $ 141,693       $--    $ 5,390    $ 84,079     $    --      $ 266,613

NET SALES - INTERCOMPANY                   976     3,232         514        --     22,844       6,212     (33,778)            --

COST OF GOODS SOLD                      15,605    15,224     109,227        --     25,568      65,297     (33,778)       197,143
                                      ----------------------------------------------------------------------------------------------
  GROSS PROFIT                           4,038     4,792      32,980        --      2,666      24,994          --         69,470

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                 13,863     1,925      20,272        --      1,499      12,316                     49,875
                                      ----------------------------------------------------------------------------------------------
  OPERATING INCOME (LOSS)               (9,825)    2,867      12,708        --      1,167      12,678          --         19,595

OTHER:
  Interest expense                      11,222        67           1        --         --         848                     12,138
  Interest (income)                         (2)       --          --        --        (15)       (118)                      (135)
  Other expense, net                       438        --        (308)       --        849         338                      1,317

  Intercompany interest and other      (22,402)    3,717      10,296        --      2,162       6,227                         --

  Loss (profit) relating to
    subsidiaries                        (3,072)       --          --        --         --          --       3,072             --
                                      ----------------------------------------------------------------------------------------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    3,991      (917)      2,719        --     (1,829)      5,383      (3,072)         6,275

PROVISION (BENEFIT) FOR
  INCOME TAXES                             156        40         467        --       (732)      2,509                      2,440
                                      ----------------------------------------------------------------------------------------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS                  3,835      (957)      2,252        --     (1,097)      2,874      (3,072)         3,835

DISCONTINUED OPERATIONS:
  Profit (loss) relating to
    discontinued operations             15,920        --          --        --         --          --     (15,920)            --
  (Loss) from discontinued operations
    (net of income taxes)                   --    (1,680)         --        --         --     (11,077)                   (12,757)
  Income (loss) on disposal of
    discontinued operations
    (net of income taxes)              (30,019)       --          --        --         --      28,677                     (1,342)
                                      ----------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                 $(10,264) $ (2,637)    $ 2,252       $--   $ (1,097)   $ 20,474  $  (18,992)     $ (10,264)
                                      ==============================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Nine Months Ended March 31, 2003


                                                                  U.S.
                                         Parent  Unrestricted  Guarantor   Dutch  Belgium  Non-Guarantor Consolidation  Consolidated
                                         Issuer  Subsidiaries Subsidiaries Issuer Guarantor Subsidiaries  Adjustments     Balance
                                      ----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                   $(10,264)   $ (2,637)     $ 2,252    $--   $ (1,097)   $ 20,474     $ (18,992)    $ (10,264)
  Adjustment for discontinued
    operation                           14,099       1,680           --     --         --     (17,600)       15,920        14,099
                                      ----------------------------------------------------------------------------------------------
  Income (loss) from continuing
    operations                           3,835        (957)       2,252     --     (1,097)      2,874        (3,072)        3,835

Adjustments to reconcile income
  (loss) from continuing operations
  to net cash provided by operating
  activities:
  Depreciation and amortization          1,155         711        2,486     --      1,913       3,653                       9,918
  Deferred income taxes                     --          --           --     --         --         131                         131
  Unrealized foreign currency (gains)
    losses and other                       319           6         (581)    --     (1,123)        742                        (637)

  Changes in operating assets and
    liabilities:
    Accounts receivable                   (137)        149         (291)    --     (1,208)      1,599                         112
    Inventory                             (167)        203      (10,056)    --      1,869       2,253                      (5,898)
    Prepaid expenses and other           1,112         191          491     --     (1,497)        (33)                        264
    Other assets                        (2,135)         --        1,068     --         --        (949)                     (2,016)
    Intercompany                           825       2,102       (5,216)    --        704      (1,487)        3,072            --
    Accounts payable                     1,241        (240)      13,851     --      3,150      (2,460)                     15,542
    Accrued expenses and other           4,274          36       (1,096)    --     (1,077)      3,728                       5,865
  Cash provided (used) by discontinued
    operations                              --      (1,439)          --     --         --       2,970                       1,531
                                      ----------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY
      OPERATING ACTIVITIES              10,322         762        2,908     --      1,634      13,021            --        28,647
                                      ----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                      --        (343)      (2,306)    --     (1,640)     (3,012)                     (7,301)
  Proceeds from sale of assets              --          --        2,530     --         --          26                       2,556
  Other investing                           --          --           --     --         --         765                         765
  Discontinued operations                   --        (477)          --     --         --       1,877                       1,400
                                      ----------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                  --        (820)         224     --     (1,640)       (344)           --        (2,580)
                                      ----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Cash overdraft                             2         234       (1,668)    --         --      (1,689)                     (3,121)
  Net (decrease) in short-term debt     (5,609)         --           --     --         --        (403)                     (6,012)
  Proceeds from long-term debt              --          --           --     --         --       2,125                       2,125
  Payments of long-term debt            (5,129)        (92)        (318)    --         --      (8,181)                    (13,720)
                                     ---------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES             (10,736)        142       (1,986)    --         --      (8,148)           --       (20,728)
                                     ---------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                   --          --            2     --         65         206                         273
                                      ----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (414)         84        1,148     --         59       4,735            --         5,612

CASH AND CASH EQUIVALENTS
  at beginning of period                   457          52          600     --        618       4,692                       6,419
                                      ----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  at end of period                     $    43       $ 136      $ 1,748    $--      $ 677     $ 9,427     $      --      $ 12,031
                                      ==============================================================================================


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

     In August 2003, the Company completed the sale of MRT for net proceeds after transaction costs of approximately $13.8 million.

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

     Also, on October 21, 2003, the Company entered into a new replacement domestic senior credit facility ("senior credit facility") with Wells Fargo Foothill, Inc., providing for a working capital facility plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities may not exceed $25.0 million including aggregate borrowings under the working capital facility up to $15.0 million. On April 29, 2004, the Company amended the senior credit facility to increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $25.0 million to $27.5 million and to increase the amount of aggregate borrowings available under the working capital facility from $15.0 million to $17.5 million.

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

    Pursuant to definitive purchase and other agreements executed on and effective as of the Closing Date, the Prince Transactions included the following elements: (i) the transfer of substantially all of the business and assets of PMC to Buyer; (ii) the reduction of the value of the Company's Preferred Stock owned by the Palladium Investors from $72.2 million to $16.5 million (accreted through the Closing Date) by means of the redemption of all of its shares of Series B Preferred Stock and a portion of its Series C Preferred Stock; (iii) the termination of $2.2 million in annual management advisory fees payable by the Company to Palladium; (iv) a cash payment of $10.0 million to the Palladium Investors in respect of the portion of the Company's Preferred Stock not exchanged in consideration of the business and assets of PMC; (v) the agreement of the Buyer to pay the Company for advisory fees for the next three years of $1.0 million, $0.5 million, and $0.2 million, respectively (which were pre-paid at closing by the Buyer and satisfied for $1.3 million, the net present value of such payments); and (vi) the Buyer agreed to supply manganous oxide and red iron oxide products and to provide certain mineral blending services to the Company's Prince Agriproducts subsidiary ("Prince Agri"). Prince Agri agreed to continue to provide the Buyer with certain laboratory, MIS and telephone services, all on terms substantially consistent with the historic relationship between Prince Agri and PMC, and to lease to Buyer office space used by PMC in Quincy, Illinois. The Company has an agreement to receive certain treasury services from Palladium for $0.1 million per year. Pursuant to definitive agreements, the Company made customary representations, warranties and environmental and other indemnities, agreed to a post-closing working capital adjustment, paid $4.0 million in full satisfaction of all intercompany debt owed to PMC, paid a closing fee to Palladium of $0.5 million, made certain capital expenditure adjustments included as part of the intercompany settlement amount, and agreed to pay for certain out-of-pocket transaction expenses. PMC retained $0.4 million of its accounts receivable. The Company established a $1.0 million letter of credit escrow for two years to secure its working capital adjustment and certain indemnification obligations. The Company agreed to indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of Buyer for less than $21.0 million up to a maximum payment by the Company of $4.0 million (the "Backstop Indemnification Amount"). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company's Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company's obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of Buyer by January 1, 2009. The definition of "Equity Value" in the Company's Certificate of Incorporation was amended to reduce the multiple of trailing EBITDA payable in connection with any future redemption of Series C Preferred to 6.0 from 7.5. The amount of consideration paid and payable in connection with the Prince Transactions and all matters in connection therewith were determined pursuant to arm's length negotiations.

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
                                                                         =======

    PMC is included in the Company's Industrial Chemicals segment. The results of operations of PMC for the three months and nine months ended March 31, 2004 and 2003 were:

                                      Three Months             Nine Months
                                     Ended March 31,         Ended March 31,
                                    ----------------       ------------------
                                    2004        2003         2004        2003
                                    ----        ----         ----        ----
                                       (Thousands)             (Thousands)
Net sales                           $   --     $ 5,743     $11,118     $16,784
Operating income                        --         839       2,278       2,867
Depreciation and amortization           --         240         487         711

     The divestiture of PMC has not been reflected as a discontinued operation due to the existence of the Backstop Indemnification and continuing supply and service agreements.

Summary Consolidated Results of Continuing Operations


                                                Three Months                Nine Months
                                               Ended March 31,            Ended March 31,
                                              ----------------          ------------------
                                             2004          2003         2004         2003
                                             ----          ----         ----         ----
                                                 (Thousands)               (Thousands)
Net sales                                  $  91,198    $  90,197    $ 274,411    $ 266,613
Gross profit                                  23,305       23,282       67,322       69,470
Selling, general and administrative           16,639       17,822       50,036       49,875
Operating income                               6,666        5,460       17,286       19,595
Interest expense, net                          4,897        3,939       13,347       12,003
Other expense (income), net                      (63)         112         (764)       1,317
Gain on extinguishment of debt                    --                   (23,226)
Provision for income taxes                     2,227          599        5,890        2,440
Income (loss) from continuing operations   $    (395)   $     810    $  22,039    $   3,835

Comparison of Three Months Ended March 31, 2004 and 2003

     Net Sales of $91.2 million increased $1.0 million, or 1%. Animal Health and Nutrition sales of $64.8 million increased $2.1 million from the prior year. Specialty Chemical sales of $26.4 million decreased $1.1 million primarily due to the divestiture of Prince Manufacturing which generated revenues of $5.7 million in 2003. Excluding the divestiture, sales increased for all segments primarily due to volume increases.

     Gross Profit of $23.3 million approximated the prior year and was 25.6% of net sales, compared with 25.8% in 2003. Animal Health and Nutrition gross profit decreased due to lower average selling prices and unfavorable currency related to the effect of the Euro on Belgium manufacturing costs. Specialty Chemicals gross profit increased due to increased unit volumes and favorable product mix, primarily due to increased sales of wood treatment products. PMC's operations generated $1.5 million of gross profit in fiscal 2003,

     Selling, General and Administrative Expenses of $16.6 million decreased $1.2 million, or 7%, in part due to $0.6 million of PMC expense last year. Expenses in the operating segments, excluding PMC, declined from the prior year primarily due to lower environmental and severance accruals offset in part by unfavorable foreign exchange rates. Corporate expenses in the current fiscal period reflect the elimination of the Palladium annual management fee of $2.25 million ($0.6 million per quarter) and income of $0.25 million from the PMC Advisory fee. Corporate expenses in the third quarter of fiscal 2003 included a vitamin settlement income of $2.2 million, an actuarial increase in pension expense of $0.3 million, higher insurance costs of $0.4 million and increased costs related to debt restructuring activities.

     Operating Income of $6.7 million increased $1.2 million to 7.3% of sales. The increase was primarily due to improved operating performance of the Specialty Chemical group offset in part by gross profit declines in the Animal Health and Nutrition segment. PMC contributed $0.8 million of operating income last year.

     Interest Expense, Net of $4.9 million increased $1.0 million from the prior year, primarily due to higher average interest rates associated with the issuance of the Company's Senior Secured Notes.

     Other (Income) Expense, Net of ($0.1) million improved in comparison with expense of $0.1 million last year. In March 2004, the Company's Phibro-Tech subsidiary sold its customer list, inventory and other assets related to the manufacture and sale of ferric chloride from its plant in Joliet, Illinois and recognized a net gain of $0.7 million. The balance of (income) expense principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.

     Income Taxes of $2.2 million were 121.5% of consolidated pre-tax income of $1.8 million. The estimated annual effective tax rate increased during the third quarter to 21% due to increased income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company previously had recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

Comparison of  Nine Months Ended March 31, 2004 and 2003

     Net Sales of $274.4 million increased $7.8 million, or 3%. Animal Health and Nutrition sales of $193.3 million increased $4.0 million from the prior year. Specialty Chemical sales of $81.1 million increased $3.8 million, primarily due to volume increases in the All Other businesses. The Specialty Chemical group included PMC sales of $11.1 million and $16.8 million, respectively, for the fiscal 2004 and 2003 periods.

     Gross Profit of $67.3 million decreased $2.1 million to 24.5% of net sales, compared with 26.0% in 2003. Animal Health and Nutrition gross profit decreased due to lower average selling prices and unfavorable currency related to the effect of the Euro on Belgium manufacturing costs. Improvements in the Specialty Chemical group partially offset the Animal Health and Nutrition decline. The Specialty Chemical group included PMC gross profit of $3.6 million and $4.7 million for the fiscal 2004 and 2003 periods, respectively.

     Selling, General and Administrative Expenses of $50.0 million increased $0.2 million. Expenses in the operating segments, excluding PMC, declined from the prior year primarily due to lower environmental and severance accruals offset in part by unfavorable foreign exchange rates. Corporate expenses in the current fiscal period reflect the elimination of the Palladium annual management fee of $2.25 million ($0.6 million per quarter) and income of $0.25 million from the PMC Advisory fee. Corporate expenses in fiscal 2003 included a vitamin settlement income of $2.8 million, an actuarial increase in pension expense of $0.3 million, higher insurance costs of $0.4 million and increased costs related to debt restructuring activities. PMC expenses were $1.3 million and $1.9 million for the fiscal 2004 and 2003 periods, respectively.

     Operating Income of $17.3 million decreased $2.3 million to 6.3% of sales. The decrease was primarily due to gross profit declines in the Animal Health and Nutrition segment offset in part by improved operating performance of the Specialty Chemical group. PMC contributed $2.3 million and $2.9 million in fiscal 2004 and 2003, respectively.

     Interest Expense, Net of $13.3 million increased $1.3 million, from the prior year, primarily due to higher average interest rates associated with the issuance of the Company's Senior Secured Notes.

     Other (Income) Expense, Net of ($0.8) million improved in comparison with expense of $1.3 million last year. During fiscal 2004, the Company's Phibro-Tech subsidiary sold its customer list, inventory and other assets related to the manufacture and sale of ferric chloride from its plant in Joliet, Illinois and recognized a net gain of $0.7 million. The balance of (income) expense principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.

     Income Taxes of $5.9 million were 21.1% of consolidated pre-tax income of $27.9 million. Income taxes primarily were due to income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company previously had recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

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

                                     Three Months              Nine Months
                                    Ended March 31,          Ended March 31,
                                  -----------------        ------------------
                                  2004         2003        2004          2003
                                  ----         ----        ----          ----
                                     (Thousands)            (Thousands)
Net Sales
    Animal Health & Nutrition  $  64,819    $  62,675    $ 193,347    $ 189,301
    Specialty Chemicals:
       Industrial Chemicals       10,000        6,449       22,543       20,533
       PMC                            --        5,743       11,118       16,784
       Distribution                7,916        7,612       23,511       22,905
       All other                   8,463        7,718       23,892       17,090
                               ---------    ---------    ---------    ---------
                               $  91,198    $  90,197    $ 274,411    $ 266,613
                               =========    =========    =========    =========

                                     Three Months              Nine Months
                                    Ended March 31,          Ended March 31,
                                  -----------------        ------------------
                                  2004         2003        2004          2003
                                  ----         ----        ----          ----
                                     (Thousands)            (Thousands)
Operating Income
    Animal Health & Nutrition  $   8,370    $   8,902    $  22,925    $  29,915
    Specialty Chemicals:
       Industrial Chemicals        1,136       (1,555)         458       (4,405)
       PMC                                        839        2,278        2,867
       Distribution                  789          900        2,322        2,452
       All other                     194          346        1,040          216
    Corporate                     (3,823)      (3,972)     (11,737)     (11,450)
                               ---------    ---------    ---------    ---------
                               $   6,666    $   5,460    $  17,286    $  19,595
                               =========    =========    =========    =========

Operating Segments Comparison of Three Months Ended March 31, 2004 and 2003

     Animal Health and Nutrition

     Net Sales of $64.8 million increased $2.1 million. MFA net sales decreased by $2.9 million. MFA revenues were lower for anticoccidials, antibiotics and other medicated feed additives but were offset in part by higher sales of antibacterials and anthelmintics. The decrease in MFA revenues was due to lower average selling prices offset in part by favorable currency effect on international sales. In addition, sales of anticcoccidial products were lower due to pending contract negotiations with a major customer. Nutritional Feed Additives net sales increased by $5.0 million, principally due to volume increases in core inorganic minerals, trace mineral premixes and other ingredients.

     Operating Income of $8.4 million decreased $0.5 million. Operating income declined due to product mix, higher cost of goods reflecting the stronger Euro's effect on Belgian manufacturing cost and unfavorable currency effects on international selling, general and administrative expense. Lower average selling prices also contributed to the decrease.

     Specialty Chemicals

     Industrial Chemicals net sales of $10.0 million, excluding PMC, increased by $3.6 million. Sales of copper related products to the wood treatment markets increased due to the introduction of new copper based wood treatment chemicals which offset the divestiture of the Company's Eastern United States etchant business in mid-fiscal 2003. The Company continues its existing etchant business at one remaining facility. PMC, divested in December 2003, generated revenues of $5.7 million in the year earlier fiscal period. Operating income of $1.1 million was due to new product introductions and savings from headcount reductions and facility restructurings in Phibro-Tech operations.

     Distribution net sales of $7.9 million increased $0.3 million, or 4%. Higher unit sales volumes in Europe were partially offset by lower sales volumes in the U.S. Operating income of $0.8 million decreased $0.1 million. As a percentage of sales, operating income decreased to 10% in 2003 from 12% in 2002. The decline in operating income margins resulted principally from increased sales of lower margin products.

     All Other net sales of $8.5 million increased $0.7 million, or 10%. Revenues for contract manufacturing increased $0.9 million due to increased volumes and average selling prices. Specialized lab projects and formulations decreased $0.2 million. Other operating income of $0.2 million decreased by $0.2 million from the prior year due to higher manufacturing and operating costs for contract manufacturing.

Operating Segments Comparison of Nine Months Ended March 31, 2004 and 2003

     Animal Health and Nutrition

     Net Sales of $193.3 million increased $4.0 million. Medicated Feed Additives net sales decreased by $9.1 million. Revenues were lower for anticoccidials, antibiotics and other medicated feed additives but were offset in part by higher sales of antibacterials and anthelmintics. The decrease in MFA revenues was due to lower average selling prices offset in part by favorable currency effect on international sales. In addition, sales of anticcoccidial products were lower due to pending contract negotiations with a major customer. Nutritional Feed Additives net sales increased by $13.1 million, principally due to volume increases in core inorganic minerals, trace mineral premixes and other ingredients.

     Operating Income of $22.9 million decreased $7.0 million. Operating income declined due to higher cost of goods reflecting the stronger Euro's effect on Belgian manufacturing cost and unfavorable currency effects on international selling, general and administrative expense. Lower average selling prices also contributed to the decrease.

     Specialty Chemicals

     Industrial Chemicals net sales of $22.5 million, excluding PMC, increased $2.0 million, or 10%. Sales of copper related products to the wood treatment markets increased due to the introduction of new copper based wood treatment chemicals which offset the divestiture of the Company's Eastern United States etchant business in mid-fiscal 2003. The Company continues its existing etchant business at one remaining facility. PMC, divested in December 2003, generated revenues of $11.1 million and $16.8 million for fiscal periods 2004 and 2003, respectively. Operating income of $0.5 million improved by $4.8 million from the prior year. This improvement was due to new product introductions and savings from headcount reductions and facility restructurings in Phibro-Tech operations. PMC provided operating income of $2.3 million and $2.9 million for fiscal periods 2004 and 2003, respectively.

     Distribution net sales of $23.5 million increased $0.6 million, or 3%. Higher unit sales volumes in Europe were partially offset by lower sales volumes in the U.S. Operating income of $2.3 million decreased by $0.1 million from the prior year. As a percentage of sales, operating income was 10% and 11% in 2004 and 2003, respectively.

     All Other net sales of $23.9 million increased $6.8 million, or 40%. Revenues for contract manufacturing increased $6.8 million due to increased volumes and average selling prices. Specialized lab projects and formulations approximated the prior year. Operating income of $1.0 million improved by $0.8 million from the prior year due to higher revenues and increased margins on contract manufacturing.

Discontinued Operations

     During fiscal 2003, the Company decided to shutdown or divest Odda Smelteverk (Norway), Carbide Industries (U.K.) and Mineral Resource Technologies, Inc. These businesses have been classified as discontinued operations. The sale of MRT was completed on August 28, 2003 for net proceeds, after transaction costs, of approximately $13.8 million and the Company recorded a gain of approximately $0.2 million. MRT was included in the Company's All Other segment. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position and cash flows of the discontinued operations. Amounts in thousands.


                                                               Nine Months Ended
                                                                March 31, 2004
                                                               -----------------
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
                                                                    =======

                                                           Nine Months Ended March 31, 2003
                                                     --------------------------------------------
                                                         Odda     Carbide       MRT        Total
Net sales                                            $   6,110   $  5,107    $ 14,001    $ 25,218
                                                     =========   ========    ========    ========

Pre-tax income (loss) from discontinued operations   $ (11,193)  $     58    $ (1,680)   $(12,815)
Benefit for income tax                               $      --   $    (58)         $-    $    (58)
                                                     ---------   --------    --------    --------
Net Income  (loss) from discontinued operations      $ (11,193)  $    116    $ (1,680)   $(12,757)
                                                     =========   ========    ========    ========
Depreciation and Amortization                        $     643   $    251    $    973    $  1,867
                                                     =========   ========    ========    ========


                                                           Three Months Ended March 31, 2003
                                                     --------------------------------------------
                                                         Odda     Carbide       MRT        Total
Net sales                                            $      --   $  1,933    $  3,542    $  5,475
                                                     =========   ========    ========    ========
Pre-tax income from discontinued operations          $    (500)  $   (132)   $ (1,192)   $ (1,824)
Benefit for income tax                               $      --   $    (84)         --    $    (84)
                                                     ---------   --------    --------    --------
Net Income  (loss) from discontinued operations      $    (500)  $    (48)   $ (1,192)   $ (1,740)
                                                     =========   ========    ========    ========
Depreciation and Amortization                        $      --   $    192    $    337    $    529
                                                     =========   ========    ========    ========

Liquidity and Capital Resources

     Net Cash (Used) Provided by Operating Activities. Cash (used) provided by operations for the nine months ended March 31, 2004 and 2003 was ($1.4) million and $28.6 million, respectively. Cash used in 2004 was attributable to lower income and increased working capital requirements. Cash provided in 2003 was due to improved income from continuing operations and aggressive working capital management. The increase in cash overdrafts of $2.4 million in 2004 is a partial offset to the use of funds by operations and is included in the financing section of the cash flow statement.

     Net Cash Provided (Used) by Investing Activities. Net cash provided (used) by investing activities for the nine months ended March 31, 2004 and 2003 was $11.9 million and ($2.6) million, respectively. Discontinued operations, primarily from the sale of MRT, provided funds of $14.9 million in 2004. Discontinued operations provided $1.4 million in 2003. Capital expenditures of $4.1 million and $7.3 million in the respective 2004 and 2003 periods were for new product capacity, for maintaining the Company's existing asset base and for environmental, health and safety projects.

     Net Cash (Used) by Financing Activities. Net cash (used) by financing activities for the nine months ended March 31, 2004 and 2003 was ($15.8) million and ($20.7) million, respectively. Short-term debt decreased due to the reduction of the senior credit facility of $24.1 million, debt payments related to Odda of $5.7 million, and offset by other increases of $0.9 million. Proceeds from long-term debt reflect the issuance of $105.0 million Senior Secured Notes and an increase of $4.6 million in foreign bank loans. Payments of long-term debt primarily reflect the retirement of senior subordinated debt. Payments of the Pfizer obligations, the Prince transactions and costs related to the refinancing account for the remainder of funds used by financing activities.

     Working Capital and Capital Expenditures. Working capital as of March 31, 2004 was $63.4 million compared to $9.1 million at fiscal year end June 30, 2003, an increase of $54.3 million. The increase in working capital was due to reduced current debt, accounts payable and accrued expense levels, principally as a result of the Company's refinancing and satisfaction of its obligations due Pfizer.

     The Company anticipates spending approximately $6.0 million for capital expenditures related to continuing operations in fiscal 2004, primarily to cover the Company's asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

     Liquidity. At March 31, 2004, the Company was in compliance with the financial covenants included in its senior credit facility. At March 31, 2004, the amount of credit extended under the Company's senior credit facility totaled $8.0 million under the revolving credit facility and $8.1 million under the letter of credit facility, and the Company had $7.0 million available under the borrowing base formula in effect. In addition, certain of the Company's foreign subsidiaries also had availability totaling $4.3 million under their respective loan agreements. On April 29, 2004, the Company amended the senior credit facility to increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $25.0 million to $27.5 million and to increase the amount of aggregate borrowings available under the working capital facility from $15.0 million to $17.5 million.

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

    The Company's contractual obligations (in millions) at March 31, 2004 mature as follows:

                                                        Years
                                    --------------------------------------------
                                    Within 1   Over 1 to 3   Over 3 to 5   Total
                                    --------   -----------   -----------   -----
Loans payable to Banks              $  10.3      $   --        $   --     $ 10.3
Lease commitments                       1.8         1.4           0.6        3.8
Long-term debt (including
  current portion)                      2.0         5.3         153.0      160.3
                                      -----        ----        ------     ------
Total contractual obligations         $14.1        $6.7        $153.6     $174.4
                                      =====        ====        ======     ======

Critical Accounting Policies

     The Company's discussion of results of operations and financial condition relies on consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended June 30, 2003 are those that depend most heavily on these judgments and estimates. As of March 31, 2004 there have been no material changes to any of the critical accounting policies contained therein.

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

     Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity" ("SFAS No. 150"). SFAS No. 150 requires that an issuer classify a financial instrument, that is within its scope, as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of liabilities to encompass certain obligations that can, or must, be settled by issuing equity shares, depending on the nature of the relationship established between the holder and the issuer. The adoption of SFAS No. 150 did not result in a material impact on the Company's financial statements.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment to FASB Statements No. 87, 88, and 106 (revised 2003)" ("SFAS No. 132"). This revision to SFAS No. 132 relates to employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 now requires additional
disclosures  to  describe  the  types  of  plan  assets,   investment  strategy,
measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods of defined pension plans and other defined postretirement plans. The additional disclosures required by this revision to SFAS No. 132 have been provided.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN No. 46"). This revision to FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The adoption of FIN No. 46 did not result in a material impact on the Company's financial statements.

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

     The Company's debt portfolio is comprised of fixed rate and variable rate debt of approximately $170.9 million as of March 31, 2004. Approximately 10% of the debt is variable and would be interest rate sensitive.

Item 4.  Controls and Procedures

(a) Based upon an evaluation, under the supervision and with the participation of the Company's Principal Executive Officers and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, they have concluded that the Company's disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act.

(b) During the most recent fiscal quarter, there have been no significant changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     PART II -- OTHER INFORMATION

Item 5.  Other Information

Subsequent Events

On April 29, 2004, the Company amended it senior credit facility with Wells Fargo Foothill, Inc., which provides for a working capital facility and a letter of credit facility, to, among other things, increase the aggregate amount of borrowings available under the senior credit facility from $25 million to $27.5 million and increase the amount of aggregate borrowings available under the working capital facility from up to $15 million to up to $17.5 million.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.  Description
-----------  -----------
10.31.2   Amendment  Number Two to Loan and Security  Agreement  dated April 29,
          2004.

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

(b) Reports on Form 8-K.

     On January 12, 2004, the Company furnished a report on Form 8-K reporting items 2 and 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HIBRO ANIMAL HEALTH CORPORATION.



Date: May 14, 2004                           By: /s/ JACK C. BENDHEIM
                                           -----------------------------------
                                                       Jack C. Bendheim
                                                     Chairman of the Board


Date: May 14, 2004                           By: /S/ GERALD K. CARLSON
                                           -----------------------------------
                                                       Gerald K. Carlson
                                                    Chief Executive Officer

Date: May 14, 2004                           By: /s/ RICHARD G. JOHNSON
                                           -----------------------------------
                                                      Richard G. Johnson
                                                   Chief Financial Officer
                                               (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                  Exhibit Index


Exhibit No     Description
----------     -----------
10.31.2        Amendment Number Two to Loan and Security Agreement dated
               April 29, 2004.

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