Form 10-K
period 2004-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2004-09-28
CIK 1069899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               |X| * ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was sold was $0 as of June 30, 2004.

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2004: 24,488.50

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

* By virtue of Section 15(d) of the Securities Act of 1934, the Registrant is not required to file this Annual Report pursuant thereto, but has filed all reports as if so required during the preceding 12 months.

                        PHIBRO ANIMAL HEALTH CORPORATION


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
    Item 1.  Business                                                          1
    Item 2.  Properties                                                       15
    Item 3.  Legal Proceedings                                                16
    Item 4.  Submission of Matters to a Vote of Security Holders              17

PART II

    Item 5.  Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity
    Item 6.  Selected Financial Data                                          18
    Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     19
    Item 7A. Quantitative and Qualitative Disclosures about Market Risk       39
    Item 8.  Financial Statements and Supplementary Data                      39
    Item 9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      39
    Item 9A.  Controls and Procedures                                         39
    Item 9B.  Other Information                                               40

PART III

    Item 10. Directors and Executive Officers of the Registrant               41
    Item 11. Executive Compensation                                           43
    Item 12. Security Ownership of Certain Beneficial Owners and Management   47
    Item 13. Certain Relationships and Related Transactions                   48
    Item 14. Principal Accountant Fees and Services                           51

PART IV

    Item 15. Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                   52

    Index to Financial Statements                                            F-1
    Report of Independent Registered Public Accounting Firm                  F-2

    Consolidated Financial Statements
         Consolidated Balance Sheets
              as of June 30, 2004 and 2003                                   F-3
         Consolidated Statements of Operations and Comprehensive Income
               (Loss) for the years ended June 30, 2004, 2003 and 2002       F-4
         Consolidated Statements of Changes in Stockholders' Deficit
              for the years ended June 30, 2004, 2003 and 2002               F-5
         Consolidated Statements of Cash Flows
              for the years ended June 30, 2004, 2003 and 2002               F-6
         Notes to Consolidated Financial Statements                          F-7

    Signatures                                                              II-1

                                     PART I

Item 1. Business

General

    We are a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives (MFAs) and nutritional feed additives (NFAs), which we sell throughout the world predominantly to the poultry, swine and cattle markets. MFAs are used preventively and therapeutically in animal feed to produce healthy livestock. We believe we are the third largest manufacturer and marketer of MFAs in the world, and we believe that certain of our MFA products have leading positions in the marketplace. We are also a specialty chemicals manufacturer and marketer, serving primarily the United States pressure-treated wood and chemical industries. We have several proprietary products, and many of our products provide critical performance attributes to our customers' products, while representing a relatively small percentage of total end-product cost. We operate in over 17 countries around the world and sell our animal health and nutrition products and specialty chemicals products into over 40 countries. Approximately 76% of our fiscal 2004 net sales were from our Animal Health and Nutrition business, and approximately 24% of our fiscal 2004 net sales were from our Specialty Chemicals business.


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

    Our Specialty Chemicals business manufactures and markets a number of specialty chemicals for use in the pressure-treated wood, chemical catalyst, semiconductor, automotive, aerospace and agricultural industries. We anticipate that our proprietary manufacturing process to produce a copper-based solution for one of the leading new products for manufacturing pressure-treated wood will represent our largest growth opportunity in our Specialty Chemicals business. Over 39% of our fiscal 2004 net sales in our Specialty Chemicals business was derived from copper-based compounds, solutions or mixes.

    We have in recent years focused our business on animal health and nutrition products. As a result of the rapid decline of the printed circuit board industry in the United States, we have substantially exited that business, including our etchant recycling operations, and re-directed our productive capacity in niche markets. We have also sold other non-strategic businesses, such as our Agtrol copper fungicide business and our subsidiaries, Mineral Resource Technologies, Inc. ("MRT") and The Prince Manufacturing Company ("PMC"). In addition, we closed our operations in Odda, Norway ("Odda") and Bordeaux, France ("La Cornubia").

    In August 2003, the Company completed the sale of MRT for net proceeds after transaction costs of approximately $13.8 million. MRT managed and sold coal combustion by-products, including fly ash.

    Effective December 26, 2003, the Company completed the divestiture of substantially all of the business and assets of The Prince Manufacturing Company ("PMC") to a company formed by Palladium Equity Partners II, LP and certain of its affiliates (the "Palladium Investors"), and the related reduction of the Company's preferred stock held by the Palladium Investors. PMC manufactured and marketed various mineral oxides, including iron compounds and manganese compounds (see Item 7 "Prince Transactions"). Unless otherwise indicated, the information in this Item 1 does not include PMC.

    On June 30, 2004, one of the Company's French subsidiaries, La Cornubia SA ("La Cornubia"), filed for bankruptcy under the insolvency laws of France. The Company believes that as a result of the bankruptcy filing by La Cornubia, it is possible that LC Holding S.A. ("LC Holding"), La Cornubia's parent, a holding company with no assets except for its investment in La Cornubia, may also file for bankruptcy in France.

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

    Our MFA products can be grouped into five principal categories: antibiotics, antibacterials, anticoccidials, anthelmintics and other medicated feed additives. In fiscal 2004, antibiotics and antibacterials generated sales for us of approximately $79 million, anticoccidials generated sales for us of approximately $44 million, and anthelmintics and other medicated feed additives generated sales for us of approximately $9 million.

    Our core MFA products are listed in the table below:


            Brand                   Active/Antigen      Market Entry          Comment
-----------------------------       --------------      ------------          -------
Terramycin(R)/Neo-                oxytetracycline,          1951       Antibiotic with multiple
  Terramycin(R)/Neo-TM(R)         neomycin                             applications for a wide
                                                                       number of species
CLTC(R)                           chlortetracycline         1954       Antibiotic with multiple
                                                                       applications for a wide
                                                                       number of species
Nicarb(R)                         nicarbazin                1955       Anticoccidial for poultry
Amprol(R)                         amprolium                 1960       Anticoccidial for poultry
                                                                       and cattle
Bloatguard(R)                     poloxalene                1966       Anti-bloat treatment for cattle
Banminth(R)                       pyrantel tartrate         1969       Anthelmintic for livestock
Mecadox(R)                        carbadox                  1971       Antibacterial used in swine
                                                                       feeds to control
                                                                       salmonellosis and dysentery
Stafac(R)/Eskalin(R)/V-Max(R)     virginiamycin             1972       Antibiotic with multiple
                                                                       applications for a wide
                                                                       number of species
Coxistac(R)/Posistac(R)           salinomycin               1979       Anticoccidial for poultry;
                                                                       disease preventative in swine
Rumatel(R)                        morantel tartrate         1981       Anthelmintic for livestock
Oxibendazole(R)                   oxibendazole              1982       Anthelmintic for livestock
Aviax(R)                          semduramicin              1995       Anticoccidial for poultry

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

      First discovered in Belgium in 1954, virginiamycin is an antimicrobial produced from the streptomyces virginiae fungus. Virginiamycin has been successful due to a number of strong product features. For example, no withdrawal period is required since it is virtually unabsorbed from the digestive tract. It is excreted in very low concentrations and rapidly degraded. It alleviates some of the production limiting effects of certain diseases of livestock and poultry. To date, no generic competition has been introduced due to our proprietary virginiamycin manufacturing technology.

    Terramycin and Neo-Terramycin. Terramycin(R) and Neo-Terramycin(R), which are derived from the active ingredient oxytetracycline, are effective against a range of diseases including:

    o fowl cholera in chickens,

    o airsacculitis in turkeys,

    o pneumonia and enteritis in swine, and

    o pneumonia, enteritis and liver abscesses in cattle.

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

    We believe that we are the largest volume world-wide producer of amprolium, and the largest volume world-wide producer of nicarbazin. We are also the sole Latin American producer of nicarbazin. Nicarbazin and amprolium, along with salinomycin and semduramicin, are among the most effective medications for the prevention of coccidiosis in chickens when used in rotation with other anticoccidials. In the United States, we market nicarbazin under the trademark Nicarb(R).

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

    Aviax(R) contains the ionophore semduramicin which provides protection for poultry against all major coccidial parasites. The product can be incorporated into virtually any type of feed, and provided to broilers of any production stage. We have received regulatory approval to sell Aviax(R) in the EU and have applied in the United States for the sale of Aviax(R) in mycelial dosage form. This dosage form is significantly more cost-effective and may improve profitability significantly.

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

    Posistac(R) contains salinomycin which acts as a productivity enhancer for grower/finisher swine. The compound increases the utilization and digestion of feed ingredients by mature swine thereby allowing swine to reach market weight earlier and at less cost than swine fed conventional feed additives. Posistac(R) can be used up to the slaughter phase without the need for withdrawal.

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

    We manufacture bulk active ingredients for our MFA products primarily in four modern facilities located in:

    o   Guarulhos, Brazil (salinomycin and semduramicin),

    o   Rixensart, Belgium (virginiamycin and semduramicin),

    o   Ramat Hovav, Israel (nicarbazin and amprolium), and

    o   Braganca Paulista, Brazil (nicarbazin).

    Active ingredients are further processed in our facilities and in contract premix facilities located in each major region of the world.

    We have established sales and technical offices for our MFA products in 14 countries including: the United States, Canada, Mexico, Venezuela, Brazil, Argentina, Chile, Australia, China, Thailand, Malaysia, South Africa, Belgium and Israel. The business is not dependent on any one customer.

    The use of MFAs is controlled by regulatory authorities that are specific to each country (e.g., the Food and Drug Administration ("FDA") in the United States, Health Canada in Canada, EFSA/EMEA authorities in Europe, etc.), responsible for the safety and wholesomeness of the human food supply, including feed additives for animals from which human foods are derived. Each product is registered separately in each country where it is sold. The appropriate registration files pertaining to such regulations and approvals are continuously monitored, maintained and updated by us. In certain countries where we are working with a third party distributor, local regulatory requirements may require registration in the name of such distributor.

Animal Health and Nutrition -- Nutritional Feed Additives

    We manufacture and market trace minerals, trace mineral premixes, vitamins and other nutritional ingredients to the livestock feed and pet food industries, predominantly in the United States and Israel. These products generally fortify, enhance or make more nutritious or palatable the livestock feeds and pet foods with which they are mixed. The majority of the other ingredients that we sell are nutrients that are used as supplements for animal feed. We serve customers in major feed segments, including swine, dairy, poultry and beef. We customize trace mineral premixes at our blending facilities in Marion, Iowa, Bremen, Indiana and Petach Tikva, Israel, and market a diverse line of other trace minerals and macro-minerals. Our major customers for these products are medium-to-large feed companies, co-ops, blenders, integrated poultry operations and pet food companies. We sell other ingredients, such as buffers, yeast, palatants, vitamin K and amino acids, including lysine, tryptophan and threonine. We also market copper sulfate as an animal feed supplement.

Our Specialty Chemicals Business

    We manufacture and market a number of specialty chemicals for use in the wood treatment, chemical catalyst, semiconductor, automotive, aerospace and agricultural industries. Our manufacturing customers incorporate our specialty chemicals products into their finished products in various industrial markets. We seek to take advantage of opportunistic niche markets where we believe that our expertise and capabilities can be leveraged.

Copper Wood Treatment Products

    For many years, we were a major supplier of an important ingredient (copper oxide) used in the manufacture of CCA (chromated-copper-arsenic) wood treating solutions for the pressure-treated wood industry. Pursuant to a United States Environmental Protection Agency ("EPA") ruling, since December 31, 2003, all pressure-treated wood for the residential and recreational markets can no longer be treated using the standard chromated-copper-arsenic (CCA) solution. A leading replacement solution for CCA pressure-treated wood is a copper carbonate compound. We currently estimate that the total potential size of this copper solution to the pressure-treated wood market is approximately $120 million annually. We have already signed a multi-year, take-or-pay contract with a major chemicals supplier to the pressure-treated wood industry to provide it with this new product, which we estimate will increase our sales by approximately $30 million over the life of the contract, based on existing forecasts. A patent with respect to the manufacturing process of our solution, and the claims in our patent application was granted and issued on November 11, 2003. We believe that our manufacturing process allows us to operate in this market with a lower cost of capital and higher factory through-put than our competition. To take advantage of this potential new market, we have constructed and are operating commercial production facilities in Sumter, South Carolina and in Joliet, Illinois. In addition, we have filed a provisional patent for a new, large molecule pressure-treated wood copper compound product. We believe that this new product may be the next generation in copper-based wood treatment products, with the potential to substantially increase the duration of protection for treated wood.

Other Copper Products

    We manufacture on a contract basis copper compounds for use primarily in agricultural fungicides from our Sumter, South Carolina facility. This contract was part of the sale by us of our Agtrol business to Nufarm, Inc. in the fourth quarter of fiscal 2001. Utilizing our over fifty-year history in producing copper chemicals, we supply various metal-based chemicals to the catalyst and electronics industries. We also manufacture copper compounds for a broad variety of industrial customers.

Other Specialty Chemicals Products

    We market and distribute fine and specialty chemicals to manufacturers of health and personal care products and chemical coating products to customers in the automotive, metal finishing and chemical intermediate markets. Among our products for such applications are sodium fluoride and stannous fluoride, DL Panthenol and selenium disulfide. Sodium fluoride is the active anti-cavity ingredient in fluoride toothpaste, powders and mouthwashes. Selenium disulfide is used as a dandricide in shampoo and hair care preparations.

Sales, Marketing and Distribution

    We have approximately 2,800 customers. Sales to our top ten customers represented approximately 22% of our fiscal 2004 net sales and no single customer represented more than 5% of our fiscal 2004 net sales.

    Our world-wide sales and marketing  network  consists of  approximately  118
employees,   5  independent  agents  and  125  distributors  who  specialize  in particular markets.

    Our products are often critical to the performance of our customers' products, while representing a relatively small percentage of the total end-product cost. We believe the three key factors to marketing our products successfully are high quality products, a highly trained and technical sales force, and customer service.

    Most of our plants have chemists and technicians on staff involved in product development, quality assurance, quality control and also providing technical services to customers. Technical assurance is an important aspect of our overall sales effort. We field Animal Health and Nutrition technical service people throughout the world, with capabilities to interface with all key customers on a marketing, sales training and technical (product) basis, and who work directly with commercial feed manufacturers and integrated poultry, swine and cattle producers to promote animal health. Our MFA and NFA field personnel are skilled in the area of product differentiation and have extensive application knowledge so as to work closely with customers in determining optimum benefits from product usage. As agricultural food production will continue to intensify and will adopt evolving technologies, our MFA and NFA personnel are constantly working with customers to better understand their needs in order to best utilize the products existing within our portfolio. This commercial knowledge also plays a pivotal role within the research and development function to ensure that research results are applicable to customer needs and concerns.

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

Raw Materials

    The raw materials used in our business include certain active drug ingredients, a wide variety of chemicals, mineral ores and copper metal that are purchased from manufacturers and suppliers in the United States, Europe and Asia. In fiscal 2004, no single raw material accounted for more than 5% of our cost of goods sold. Total raw materials cost was approximately $133 million or 38% of net sales in fiscal 2004. We believe that for most of our raw materials, alternate sources of supply are available to us at competitive prices.

Research and Development

    Research, development and technical service efforts are conducted at our various facilities. We operate research and development facilities in Rixensart, Belgium, Sumter, South Carolina, Ramat Hovav, Israel and Stradishall, England. These facilities provide research and development services relating to fermentation development in the areas of micro-biological strain improvement as well as: process scale-up; wood treatment products; and organic chemical intermediates.

    Technology is an important component of our competitive position, providing us unique and low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a great deal of our competitive advantage revolves around know-how built up over many years of commercial operation.

Customers

    We do not consider our business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. No single customer accounted for more than 5% of our fiscal 2004 net sales. We typically do not enter into long-term contracts with our customers.

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

Employees

    As of June 30, 2004, we had 1,051 employees worldwide. Of these, 210 employees were in management and administration, 118 were in sales and marketing, 132 were chemists, technicians or quality control personnel, and 591 were in production. Certain employees are covered by individual employment agreements. Our Israeli operations continue to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. We consider our relations with both our union and non-union employees to be good.

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

    The nature of our and our subsidiaries' current and former operations exposes us and our subsidiaries to the risk of claims with respect to environmental matters and we can provide no assurance that we will not incur material costs and liabilities in connection with such claims. Based upon our experience to date, we believe that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on us. Based upon information available, we estimate the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, (including the litigation referred to under "-- Legal Proceedings") to be approximately $2.9 million, which is included in current and long-term liabilities in our June 30, 2004 consolidated balance sheet. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption, under Item 3, Legal Proceedings and elsewhere in this Report, it should be noted that we take and have taken the position that neither Phibro Animal Health Corporation, nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

Federal Regulation

    The following summarizes the principal federal environmental laws affecting our business:

    Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). Congress enacted RCRA to regulate, among other things, the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. RCRA required the EPA to promulgate regulations governing the management of hazardous wastes, and to allow individual states to administer and enforce their own hazardous waste management programs as long as such programs were equivalent to and no less stringent than the federal program. Such facilities are also subject to closure and post-closure requirements.

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

    The Clean Air Act. The Federal Clean Air Act of 1970 ("Clean Air Act") and amendments to the Clean Air Act, and corresponding state laws regulate the emissions of materials into the air. Such laws affect the coal industry both directly and indirectly and, therefore, the operations of MRT, which was divested in August 2003. Phibro-Tech is also impacted by the Clean Air Act and has various air quality permits, including a Title V operating air permit at its Sumter, South Carolina facility.

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

Regulation of Recycling Activities

    We have substantially reduced our recycling activities at our Joliet, Illinois; Garland, Texas; Sumter, South Carolina; and Sewaren, New Jersey sites. Our recycling activities may be broken down into the following segments for purposes of regulation under RCRA or equivalent state programs: (i) transport of wastes to our facilities; (ii) storage of wastes prior to processing; (iii) treatment and/or recycling of wastes; (iv) corrective action at our RCRA facilities; and (v) management of wastes and residues from the recycling process. Although all aspects of the treatment and recycling of waste at our recycling facilities are not currently the subject of federal RCRA regulation, our subsidiaries decided to permit our recycling facilities as RCRA regulated facilities. Final RCRA "Part B" permits to operate as hazardous waste treatment and storage facilities have been issued at our facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey (expired August 2003, see "Particular Facilities - Sewaren, NJ" below). Part B renewal applications have been submitted for the Santa Fe Springs, Garland and Joliet sites. The applications are being reviewed.

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

Particular Facilities

    The following is a description of certain environmental matters relating to certain facilities of certain of our subsidiaries. References to "we" or "us" throughout this section is intended to refer only to the applicable subsidiary unless the context otherwise requires. These matters should be read in conjunction with the description of Legal Proceedings in Item 3 below, certain of which involve such facilities, and Note 15 to our Consolidated Financial Statements.

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

    Santa Fe Springs, CA. Phibro-Tech submitted an application for renewal of the Part B Permit for the Santa Fe Springs, California facility. Such application is presently under review by the State of California and may require certain corrective actions including, but not limited to, a pump and treat system utilizing existing water treatment facilities. Phibro-Tech has submitted a report to the State recommending that soil be remediated instead of groundwater. This recommendation is also under review by the State.

    Joliet, IL. Phibro-Tech has submitted an application for renewal of the Part B Permit for the Joliet, Illinois facility. In connection with this application, Phibro-Tech completed an initial investigation and determined that certain minor corrective action was required. The application for renewal is presently pending and the corrective action is being done.

    Garland, TX. The renewal application for the Part B Permit at the Garland, Texas facility has been granted effective September 12, 2003. As part of an earlier site investigation, certain corrective action was required including upgrading of pollution control equipment and additional site characterization. Both of these are presently underway.

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

    Sewaren, NJ. Operations at the Sewaren facility were curtailed on or about September 30, 1999. In June, 2000, CP Chemicals, Inc., a subsidiary ("CP"), transferred title to the Sewaren property to Woodbridge Township while, at the same time, entering into a 10-year lease with the Township providing for lease payments aggregating $2 million, and covering certain areas of the property, including those areas of the property relating to the existing hazardous waste storage, treatment and transfer permit, loading docks and pads, and a building, as well as access, parking, scale use and office space.

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

    The hazardous waste facility permit issued to CP for this facility expired in August 2003. CP has commenced the implementation of its approved closure plan. Based on a formula established by the Department of Environmental Protection, those closure costs were estimated at $292,823 and submitted to the Department in April 2003. CP has also advised the New Jersey Division of Law of its intent to withdraw from the licensing program governing facilities.

    Union City, CA. Closure of the Union City, California facility has been completed.

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

    Ramat Hovav, Israel. Koffolk (1949) Ltd's ("Koffolk Israel") Ramat Hovav plant produces a wide range of organic chemical intermediates for the animal health, chemical, pharmaceutical and veterinary industries. Israeli legislation enacted in 1997 amended certain environmental laws by authorizing the relevant administrative and regulatory agencies to impose certain sanctions, including issuing an order against any person that violates such environmental laws to remove the environmental hazard. In addition, this legislation imposes criminal liability on the officers and directors of a corporation that violates such environmental laws, and increases the monetary sanctions that such officers, directors and corporations may be ordered to pay as a result of such violations. The Ramat Hovav plant operates under the regulation of the Ministry of Environment of the State of Israel. The sewage system of the plant is connected to the Ramat Hovav Local Industrial Council's central installation, where Koffolk Israel's sewage is treated together with sewage of other local plants. Owners of the plants in the area, including Koffolk Israel, have been required by the Israeli Ministry of Environment to build facilities for pre-treatment of their sewage.

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

    The FDA may deny a NADA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurances that FDA approval of any NADA will be granted on a timely basis or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NADA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to Current Good Manufacturing Practice ("cGMP"). The plant must be inspected biannually by the FDA for determination of compliance with cGMP after an initial preapproval inspection. After FDA approval, any manufacturing changes that may have an impact on the safety and/or efficacy must be approved by the FDA prior to implementation. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure compliance.

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

    The EU is in the process of centralizing the regulatory process for animal drugs for member states. In 1997, the EU drafted new regulations requiring the re-registration of feed additives, including coccidiostats. Part of these regulations include a provision for manufacturers to submit quality data for their own formulation, in effect adopting a Product License procedure similar to that of the FDA. The provision is known as Brand Specific Approval ("BSA"), and provides manufacturers with the opportunity to register their own unique brands, instead of simply the generic compound. The BSA process is being implemented over time. The new system is more like the U.S. system, where regulatory approval is for the formulated product or "brand." A number of manufacturers, including us, have completed dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. As a result of its review of said dossiers, the Commission withdrew marketing authorization of a number of anticoccidials, including nicarbazin, as the Commission did not consider the submissions to be in full compliance with its new regulations. We have subsequently completed the necessary data and resubmitted its nicarbazin dossier. Feasibility and timetable for new registration will depend on the nature of demands and remarks from the Commission. Notwithstanding the Commission's actions with respect to our nicarbazin dossier, we are able to sell, and do sell, nicarbazin as an active ingredient for another MFA marketer's product which has obtained a BSA and is sold in the EU.

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

                              CONDITIONS IN ISRAEL

    The following information discusses certain conditions in Israel that could affect our Israeli subsidiary, Koffolk Israel. As of June 30, 2004 and for the year then ended, Israeli operations (excluding Koffolk Israel's non-Israeli subsidiaries) accounted for approximately 14% of our consolidated assets and approximately 12% of our consolidated net sales. We are, therefore, directly affected by the political, military and economic conditions in Israel.

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

    Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israel companies. We do not believe that the boycott has had a material adverse effect on us, but we can not provide assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on our operations or expansion of the our business.

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

Investment Incentives

    Certain of our Israeli production facilities have been granted Approved Enterprise status pursuant to the Law for the Encouragement of Capital Investments, 1959, and consequently may enjoy certain tax benefits and investment grants. Taxable income of Koffolk Israel derived from these production facilities is subject to a lower rate of company tax than the normal rate applicable in Israel. Dividends distributed by Koffolk Israel out of the same income are subject to lower rates of withholding tax than the rate normally applicable to dividends distributed by an Israeli company to a non-resident corporate shareholder. The grant available to newly Approved Enterprises was decreased throughout recent years. Certain of our Israeli production facilities further enjoyed accelerated depreciation under regulation extended from time to time and other deductions. We cannot provide assurance that we will, in the future, be eligible for or receive such or similar grants.

Item 2   Properties

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


                                           Approximate
            Location                      Square Footage                   Uses
--------------------------------------    --------------    ----------------------------------
                                   Animal Health and Nutrition
Bangkok, Thailand(a)..................            500       Sales
Braganca Paulista, Brazil.............         35,000       Sales, Manufacturing and
                                                            Administrative
Bremen, Indiana.......................         50,000       Sales, Premixing and Warehouse
Buenos Aires, Argentina(a)............            900       Sales and Administrative
Fairfield, New Jersey(a)..............          9,600       Administrative
Guarulhos, Brazil(b)..................      1,234,000       Sales, Premixing, Manufacturing and
                                                            Administrative
Hong Kong, China(a)...................            750       Sales and Administrative
Kuala Lumpur, Malaysia(a).............          7,300       Sales, Premixing and Warehouse
Ladora, Iowa..........................          9,500       Warehouse
Lee's Summit, Missouri(a).............          1,500       Sales
Marion, Iowa..........................         32,500       Premixing and Warehouse
Petach Tikva, Israel..................         60,000       Sales, Premixing, Warehouse and
                                                            Administrative
Pretoria, South Africa(a).............          3,200       Sales and Administrative
Quincy, Illinois(c)...................         50,000       Sales, Warehouse, Research and
                                                            Administrative
Rixensart, Belgium(d).................        865,000       Sales, Manufacturing, Research and
                                                            Administrative
Ramat Hovav, Israel...................        140,000       Manufacturing and Research
Regina, Canada(a).....................          1,000       Sales and Administrative
Queretaro, Mexico(a)..................          3,500       Sales and Administrative
Santiago, Chile(a)....................          6,500       Sales and Administrative
Sydney, Australia(a)..................          3,500       Sales and Administrative
Valencia, Venezuela(a)................          1,100       Sales and Administrative

                                          Specialty Chemicals

Garland, Texas........................         20,000       Manufacturing
Joliet, Illinois......................         34,500       Manufacturing
Reading, United Kingdom(a)............          3,100       Sales and Administrative
Santa Fe Springs, California(e).......         90,000       Manufacturing
Stradishall, United Kingdom...........         20,000       Sales, Manufacturing and Administrative
Sumter, South Carolina................        123,000       Manufacturing and Research

----------
(a) This facility is leased. Our leases expire through 2027. For information concerning our rental obligations, see Note 15 to our Consolidated Financial Statements included herein.

(b) Our Guarulhos, Brazil plant utilizes fermentation processes to produce the active ingredients semduramicin-mycelial and salinomycin. The plant also produces Aviax(R), Terramycin(R), Stafac(R) and Coxistac(R) Granular formulations. The plant is cGMP compliant and is FDA approved.

(c) Comprises three facilities, including a warehouse, laboratory and office facility.

(d) Our Rixensart, Belgium plant utilizes fermentation processes to produce the active ingredients semduramicin-crystalline and virginiamycin. The plant also produces Stafac(R) formulations and is responsible for all of our fermentation development activities. The plant has been approved by the FDA and is cGMP compliant.

(e) We lease the land under this facility from a partnership owned by Jack Bendheim, Marvin Sussman and James Herlands. See "Certain Relationships and Related Transactions."

    Our subsidiary, CP Chemicals, Inc., leases portions of a previously owned inactive, former manufacturing facility in Sewaren, New Jersey, and another of our subsidiaries owns inactive, former manufacturing facilities in Powder Springs, Georgia, Union, Illinois, Union City, California and Wilmington, Illinois.

    We believe that our existing and planned facilities are and will be adequate for the conduct of our business as currently conducted and as currently contemplated to be conducted.

    We and our subsidiaries are subject to extensive regulation by numerous governmental authorities, including the FDA and corresponding state and foreign agencies, and to various domestic and foreign safety standards. Our manufacturing facilities in Ramat Hovav, Israel, Rixensart, Belgium and Guarulhos, Brazil manufacture products that conform to the FDA's cGMP regulations. Three domestic facilities involved with recycling have final RCRA Part B hazardous waste storage and treatment permits. Our regulatory compliance programs include plans to achieve compliance with international quality standards known as ISO 9000 standards, which became mandatory in Europe in 1999 and environmental standards known as ISO 14000. The FDA is in the process of adopting the ISO 9000 standards as regulatory standards for the United States, and it is anticipated that these standards will be phased in for U.S. manufacturers over a period of time. Our plant in Petach Tikva, Israel has achieved ISO 9000 certification. We do not believe that adoption of the ISO 9000 standards by the FDA will have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Legal Proceedings

    Reference is made to the discussion above under "Item 1. Business - Environmental Matters" for information as to various environmental investigation and remediation obligations of our subsidiaries associated principally with their recycling and production facilities and to certain legal proceedings associated with such facilities.

    In addition to such matters, we or certain of our subsidiaries are subject to certain litigation described below.

    On or about April 17, 1997, CP and we were served with a complaint filed by Chevron U.S.A. Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that we, as the parent of CP, are also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. That settlement is in the process of being implemented. Our portion of the settlement for past costs and expenses through the entry of the Consent Order was $495,000 and is included in selling, general and administrative expenses in the June 30, 2002 statement of operations and comprehensive income. Such amount was paid in July 2002. The Consent Order then provides for a period of due diligence investigation of the property owned by Chevron. The investigation has been conducted and the results are under review. The investigation costs are being split with one other defendant, Vulcan Materials Company. Upon completion of the review of the results of the investigation, a decision will be made whether to opt out of the settlement or proceed. If no party opts out of the settlement, Phibro Animal Health Corporation and CP will take title to the adjoining Chevron property, probably through the use of a three-member New Jersey limited liability company. In preparation to move forward, a limited liability company has been formed, with Vulcan Materials Company as the third member. We also have commenced negotiations with Chevron regarding its allocation of responsibility and associated costs under the Consent Order. While the costs cannot be estimated with any degree of certainty at this time, we believe that insurance recoveries will be available to offset some of those costs.

    The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under CERCLA by the EPA, involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which we have agreed to contribute up to $900,000 of which $634,596 has been paid as of June 30, 2004. Some recovery from insurance and other sources is expected. We have also accrued our best estimate of any future costs.

    Phibro-Tech, Inc. has resolved certain alleged technical permit violations with the California Department of Toxic Substance Control ("DTSC") and has reached an agreement to pay $425,000 over six (6) years as a result. The annual payments required under this agreement are not expected to have any material adverse impact on us.

    In February 2000, the EPA notified numerous parties of potential liability for waste disposed of at a licensed Casmalia, California disposal site, including a business, assets of which were originally acquired by a subsidiary of ours in 1984. A settlement has been reached in this matter and we have paid $171,103 in full settlement.

    On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the EPA relating to a third-party superfund site in Rhode Island. The Company is investigating the matter, which relates to events in the 1950's and 1960's, but management does not believe that the Company has any liability in this matter.

    On or about August 13, 2004 the Company was served with a Request for Information pursuant to Section 104 of CERCLA and Section 3007 of RCRA relating to possible discharges into Turkey Creek in Sumter, South Carolina. The Company is preparing its response to the Request for Information and believes that, because its Sumter, South Carolina facility is distant from Turkey Creek and does not discharge into Turkey Creek, there is a low probability of liability associated with this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

     (a) Market Information. There is no public trading market for our common equity securities.

     (b) Holders. As of June 30, 2004, there was one holder of our Class A Common Stock and two holders of our Class B Common Stock.

     (c) Dividends. We did not declare dividends on any of our common stock during the two years ended June 30, 2004.

Item 6. Selected Financial Data

    The following selected consolidated financial data as of and for fiscal years ended June 30, 2000, 2001, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements. The selected consolidated financial data reflect our Odda, Carbide, MRT and La Cornubia businesses as discontinued operations for all periods presented. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Report.


                                                                   Fiscal Years Ended June 30,
                                                -------------------------------------------------------------
                                                   2000         2001         2002         2003         2004
                                                ---------    ---------    ---------    ---------    ---------
                                                                   (Dollars in thousands, except ratios)
Results of Operations:
Net sales                                       $ 261,769    $ 302,328    $ 328,676    $ 341,746    $ 358,274
Cost of goods sold                                201,320      234,784      247,411      251,200      267,871
                                                ---------    ---------    ---------    ---------    ---------
Gross profit                                       60,449       67,544       81,265       90,546       90,403
Selling, general and administrative
    expenses                                       47,528       61,624       70,636       65,050       66,128
Curtailment of operations at manufacturing
    facility                                       (1,481)          --           --           --           --
Costs of non-completed transaction                     --           --           --           --        5,261
                                                ---------    ---------    ---------    ---------    ---------
Operating income                                   14,402        5,920       10,629       25,496       19,014
Interest expense                                   14,520       17,919       18,070       16,281       18,618
Interest (income)                                    (600)        (566)        (346)         (85)        (130)
Other expense (income), net                        (1,452)      (1,463)       3,349        1,539         (781)
Net (gain) on extinguishment of debt                   --           --           --           --      (23,226)
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
    before income taxes                             1,934       (9,970)     (10,444)       7,761       24,533
Provision (benefit) for income taxes                1,143          (24)      14,767       10,060        7,969
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations              791       (9,946)     (25,211)      (2,299)      16,564
Income (loss) from discontinued operations          9,262       (4,949)     (26,559)     (14,577)      (1,625)
(Loss) on disposal of discontinued
    operations                                         --           --           --         (683)      (2,089)
                                                ---------    ---------    ---------    ---------    ---------
Net income (loss)                                  10,053      (14,895)     (51,770)     (17,559)      12,850
Change in derivative instruments                       --           --        1,062         (981)         (72)
Change in foreign currency translation
    adjustment                                         55       (5,146)      (6,125)       7,377         (776)
                                                ---------    ---------    ---------    ---------    ---------
Comprehensive income (loss)                     $  10,108    $ (20,041)   $ (56,833)   $ (11,163)   $  12,002
                                                =========    =========    =========    =========    =========


                                                                     Fiscal Years Ended June 30,
                                                   -------------------------------------------------------------
                                                      2000         2001         2002         2003         2004
                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss)                                  $  10,053   $ (14,895)   $ (51,770)   $ (17,559)   $  12,850

   Excess of the reduction of redeemable
     preferred stock over total assets
     divested and costs and liabilities
     incurred on the Prince Transactions                  --          --           --           --       20,138
   Dividends and equity value accreted on Series
     B and C redeemable preferred stock                   --      (8,172)      (7,623)     (12,278)     (11,463)
                                                   ---------   ---------    ---------    ---------    ---------
Net income (loss) available to common shareholders $  10,053   $ (23,067)   $ (59,393)   $ (29,837)   $  21,525
                                                   =========   =========    =========    =========    =========
Balance Sheet Data:
Cash and cash equivalents                          $   2,403   $  14,845    $   6,419    $  11,179    $   5,568

Total assets                                         258,450     330,019      296,444      274,347      241,369

Long-term debt                                       139,685     139,455      136,641      102,263      158,018

Series B and C redeemable preferred stock                 --      48,980       56,602       68,881       24,678

Total stockholders' equity (deficit)                  31,618       3,405      (61,189)     (84,510)     (63,833)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This information should be read in conjunction with the consolidated financial statements and related notes contained in this Report. The Company's Odda, Carbide, MRT and LaCornubia businesses have been classified as discontinued operations. This discussion presents information only for continuing operations, unless otherwise indicated. The Company presents its consolidated financial statements on the basis of its fiscal year ending June
30. All references to years 2004, 2003, and 2002 in this discussion refer to the fiscal year ended June 30 of that year.

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

    In August 2003, the Company completed the sale of MRT for net proceeds after transaction costs of approximately $13.8 million. In December 2003, the Company completed the divestiture of substantially all of the assets of The Prince Manufacturing Company (see discussion below under "Prince Transactions").

    On June 30, 2004, one of the Company's French subsidiaries, La Cornubia SA ("La Cornubia"), filed for bankruptcy under the insolvency laws of France. The Company believes that, as a result of the bankruptcy filing by La Cornubia, it is possible that LC Holding S.A. ("LC Holding"), La Cornubia's parent, a holding Company with no assets except for its investment in La Cornubia, may also file for bankruptcy in France. The Company does not believe that La Cornubia's bankruptcy filing, nor the possible bankruptcy filing by LC Holding, will have a material adverse effect on its financial condition or results of operations.

    During 2004, the Company incurred $5.3 million of costs in connection with a potential acquisition transaction that was not completed. The Company has charged the costs to expense in its 2004 results. The costs primarily consisted of professional fees for services in connection with the transaction.

    The Company's ability to fund its operating plan relies upon the continued availability of borrowing under the senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the amended senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company's 2005 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due November 1, 2004 and June 1, 2005. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that would be available as needed. The Company also has undertaken a strategic review of its manufacturing capabilities, and is currently increasing inventory levels of certain products to enhance future flexibility and reduce cost. There can be no assurance the Company will be successful in any of the above-noted actions.

Refinancing

    On October 21, 2003, the Company issued 105,000 units consisting of $85.0 million of its 13% Senior Secured Notes due 2007 (the "US Senior Notes") and $20.0 million 13% of Senior Secured Notes due 2007 of Philipp Brothers Netherlands III B.V. (the "Dutch Senior Notes" and, together with the US Senior Notes, the "Senior Secured Notes"), an indirect wholly-owned subsidiary of the Company (the "Dutch issuer"). The Company used the proceeds from the issuance to: (i) repurchase $52.0 million of its 9 7/8% Senior Subordinated Notes due 2008 at a price equal to 60% of the principal amount thereof, plus accrued and unpaid interest; (ii) repay its senior credit facility of $34.9 million outstanding at the repayment date; (iii) satisfy, for a payment of approximately $29.3 million certain of its outstanding obligations to Pfizer Inc., including:
(a) $20.1 million aggregate principal amount of its promissory note plus accrued and unpaid interest, (b) $9.7 million of accounts payable, (c) $9.0 million of accrued expenses, and (d) future contingent purchase price obligations under its agreements with Pfizer Inc. by which the Company acquired Pfizer's medicated feed additive business; and (iv) pay fees and expenses relating to the above transactions.

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
                                                                     ========

    The  US  Senior  Notes  and  the  Dutch  Senior  Notes  are  senior  secured obligations of each of the Company (the "US Issuer") and the Dutch issuer, respectively. The US Senior Notes and the Dutch Senior Notes are guaranteed on a senior secured basis by all the US Issuer's domestic restricted subsidiaries, and the Dutch Senior Notes are guaranteed on a senior secured basis by the US Issuer and by the restricted subsidiaries of the Dutch issuer, presently consisting of Phibro Animal Health SA. The US Senior Notes and related guarantees are collateralized by substantially all of the US Issuer's assets and the assets of its domestic restricted subsidiaries, other than real property and interests therein, including a pledge of all the capital stock of such domestic restricted subsidiaries. The Dutch Senior Notes and related guarantees are collateralized by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, and a mortgage on substantially all of the real property of the Dutch issuer and each of its restricted subsidiaries, a pledge of 100% of the capital stock of each subsidiary of the Dutch issuer, a pledge of the intercompany loans made by the Dutch issuer to its restricted subsidiaries and substantially all of the assets of the U.S. guarantors, other than real property and interests therein. The indenture governing the Senior Secured Notes provides for optional make-whole redemptions at any time prior to June 1, 2005, optional redemption on or after June 1, 2005, and requires the Company to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).

    The Company timely filed a registration statement with the SEC on Form S-4 with respect to an exchange offer for the Senior Secured Notes, but due to pending confidential acquisition negotiations, such registration statement has not become effective.

    Also, on October 21, 2003, the Company entered into a new replacement domestic senior credit facility ("senior credit facility") with Wells Fargo Foothill, Inc., providing for a working capital facility plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities initially could not exceed $25.0 million including aggregate borrowings under the working capital facility up to $15.0 million. On April 29, 2004, the Company amended the senior credit facility to increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $25.0 million to $27.5 million and to increase the amount of aggregate borrowings available under the working capital facility from $15.0 million to $17.5 million. As of September 24, 2004, the Company amended the senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $27.5 million to $32.5 million; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17.5 million; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5.3 million for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336,000; and (v) establish covenant EBITDA levels for the periods ending after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and (iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for all other items.

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

Summary Consolidated Results of Continuing Operations

                                                     Year Ended June 30,
                                                ------------------------------
                                                2004          2003       2002
                                                ----          ----       ----
                                                            (Thousands)

Net sales                                    $ 358,274    $ 341,746   $ 328,676

Gross margin                                    90,403       90,546      81,265
Selling, general and administrative expenses    66,128       65,050      70,636
Costs of non-completed transaction               5,261           --          --
Operating income                                19,014       25,496      10,629
Interest expense, net                           18,488       16,196      17,724
Other expense (income), net                       (781)       1,539       3,349
Net (gain) on extinguishment of debt           (23,226)          --          --
Income (loss) from continuing operations     $  24,533    $   7,761   $ (10,444)

2004 Compared with 2003

    Net Sales of $358.3 million increased $16.5 million, or 5%. Animal Health and Nutrition sales of $265.4 million grew $14.7 million, or 6%, due to volume increases. Specialty Chemical group sales (comprised of the Industrial Chemicals, Distribution and All Other segments) of $92.9 million increased $1.8 million, or 2%, primarily due to volume increases in all segments, offset by a decrease in PMC sales. The Specialty Chemical group included PMC sales of $11.1 million and $22.3 million for 2004 and 2003, respectively.

    Gross Profit of $90.4 million decreased $0.1 million to 25.2% of net sales, compared with 26.5% in 2003. Animal Health and Nutrition gross profit decreased due to lower average selling prices and unfavorable currency related to the effect of the Euro on Belgium manufacturing costs. Improvements in the Specialty Chemical group partially offset the Animal Health and Nutrition decline. The Specialty Chemical group included PMC gross profit of $3.6 million and $6.2 million, respectively, for the fiscal 2004 and 2003 periods.

    Gross profit increased $2.0 million in the fourth quarter of 2004 due to an agreement related to the production and sale of amprolium, an anticoccidial MFA. The Company acquired the rights to sell amprolium in most international markets. In payment for the acquired rights, the Company relinquished its claims against the seller for certain purchase order commitments, and will make $2.1 million of cash payments to the seller over the next five years. The present value of these payments is $1.9 million and was recorded as a liability. The $2.4 million value of the purchase order commitments was recorded as a reduction in cost of goods sold and inventory, and an intangible asset of $4.3 million was recorded representing the fair value of the acquired rights and is included on the Company's balance sheet at June 30, 2004. The Company will amortize this intangible over a 10 year period. No amortization was recorded in 2004. Amortization expense for each of the next five years from 2005 to 2009 is expected to be $0.4 million per year.

    Selling, General and Administrative Expenses of $66.1 million increased $1.1 million. Expenses in the operating segments, excluding PMC, approximated the prior year primarily due to lower environmental and severance accruals offset in part by unfavorable foreign exchange rates. Corporate expenses in the current fiscal year reflect the elimination of the Palladium annual management fee of $2.25 million as of December 31, 2003 and income of $0.5 million from the PMC Advisory fee. Corporate expenses increased in fiscal 2004 due to higher depreciation and amortization charges and insurance costs offset by lower benefit charges. Corporate expenses in fiscal 2003 included vitamin settlement income of $3.0 million. PMC expenses were $1.3 million and $2.6 million for 2004 and 2003, respectively.

    Costs of non-completed transaction. During 2004, the Company incurred $5.3 million of costs in connection with a potential acquisition transaction that was not completed. The Company has charged the costs to expense in its 2004 results. The costs primarily consisted of professional fees for services in connection with the transaction.

    Net gain on extinguishment of debt. The Company recorded a net gain on the extinguishment of debt of $23.2 million due to the repurchase of senior subordinated notes ($16.7 million), and the repayment of Pfizer obligations ($7.6 million) offset in part by a loss on repayment of the senior credit facility ($1.0 million).

    Operating Income of $19.0 million decreased $6.5 million to 5.3% of sales. The decrease was primarily due to the non-completed transaction costs described above. In addition, gross profit declined in the Animal Health and Nutrition segment but was offset in part by improved operating performance of the Specialty Chemical group. PMC contributed $2.3 million and $3.6 million for 2004 and 2003, respectively.

    Interest Expense, Net of $18.5 million increased $2.3 million from the prior year, primarily due to higher borrowing levels and also higher average interest rates associated with the issuance of the Company's Senior Secured Notes.

    Other (Income) Expense, Net of ($0.8) million improved in comparison with $1.5 million of expense last year. During 2004, the Company's Phibro-Tech subsidiary received $1.0 million in exchange for the sale of certain assets related to the manufacture and sale of ferric chloride from its plant in Joliet, Illinois and recognized a net gain of $0.7 million. The balance of other (income) expense principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.

    Income Taxes of $8.0 million were 32% of consolidated pre-tax income of $24.5 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

2003 Compared with 2002

    Net Sales of $341.7 million increased $13.1 million, or 4%. Animal Health and Nutrition sales of $250.7 million grew $11.1 million, or 5%, due to volume increases. Specialty Chemical sales of $91.0 million increased $2.0 million, or 2%, primarily due to volume increases in the Distribution and All Other businesses.

    Gross Profit of $90.5 million improved $9.3 million to 26.5% of net sales, compared with 24.7% in 2002. Animal Health and Nutrition gross profit improvements were responsible for the overall increase. Purchase accounting adjustments related to the MFA acquisition resulted in a $3.3 million increase to cost of goods sold in 2002. Excluding the purchase accounting adjustment, the gross profit ratio would have been 25.7% in 2002.

    Selling, General and Administrative Expenses of $65.1 million decreased $5.6 million, or 8%. Expenses declined $6.5 million in the Specialty Chemicals businesses due to downsizing and restructuring of the Industrial Chemicals segment, reflecting the decline in the printed circuit board market. Industrial Chemicals included expense for additional environmental reserves and write-offs of unamortized permit fees at closed facilities of $1.0 million and $1.6 million for 2003 and 2002, respectively. Animal Health and Nutrition expenses decreased by approximately $0.4 million. Corporate expenses increased $1.3 million, primarily due to increased staff levels. Corporate expenses included a vitamin settlement income of $3.0 million and $0.7 million in 2003 and 2002, respectively, from the settlement of class action litigation against European vitamin manufacturers. Debt restructuring costs of $0.8 million, severance of $0.4 million, and expense related to a divested business of $0.2 million were also recorded in 2003. Included in 2002 was $0.4 million non-cash income to reflect the decrease in value of redeemable common stock; no amount was recorded in 2003.

    Operating Income of $25.5 million increased $14.9 million to 7.5% of sales. The improvement was due to sales growth, gross margin improvements in Animal Health and Nutrition, and operating expense reductions.

    Interest Expense, Net of $16.2 million decreased $1.5 million, compared with $17.7 million in 2002, primarily due to lower average interest rates and reduced average borrowing levels.

    Other Expense, Net of $1.5 million in fiscal 2003 improved in comparison with $3.4 million in the prior year. The expense principally reflects foreign currency transaction and translation net losses related to short-term inter-company balances.

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

Operating Segments

    The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk Israel, and Planalquimica, Brazil. The Industrial Chemicals segment manufacturers and market specialty chemicals for use in the pressure treated wood, brick, glass, and chemical industries, and includes Phibro-Tech and PMC. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations. The All Other segment includes contract manufacturing of crop protection chemicals, Wychem and all other operations. Due to the divestiture of PMC in December 2003, PMC's results are shown separately for comparability.

                                                     Year Ended June 30,
                                            ------------------------------------
                                               2004         2003         2002
                                            ---------    ---------    ---------
                                                        (Thousands)
Net Sales
     Animal Health & Nutrition              $ 265,421    $ 250,706    $ 239,602
     Industrial Chemicals - ex PMC             31,135       26,465       29,403
     Industrial Chemicals - PMC                11,118       22,332       21,451
     Distribution                              30,861       30,072       27,852
     All other                                 19,739       12,171       10,368
                                            ---------    ---------    ---------
                                            $ 358,274    $ 341,746    $ 328,676
                                            =========    =========    =========

                                                     Year Ended June 30,
                                            ------------------------------------
                                               2004         2003         2002
                                            ---------    ---------    ---------
                                                        (Thousands)
Operating Income

     Animal Health & Nutrition              $  33,307    $  38,472    $  28,298
     Industrial Chemicals - ex PMC                621       (5,434)     (10,964)
     Industrial Chemicals - PMC                 2,278        3,579        3,640
     Distribution                               2,900        3,207        2,345
     All other                                  2,301          620        1,164
     Corporate expenses and adjustments       (22,393)     (14,948)     (13,854)
                                            ---------    ---------    ---------
                                            $  19,014    $  25,496    $  10,629
                                            =========    =========    =========

Operating Segments 2004 Compared to 2003

    Animal Health and Nutrition

    Net Sales of $265.4 million increased $14.7 million, or 6%. Medicated Feed Additives net sales decreased by $7.8 million. Revenues were lower primarily for anticoccidials but were offset in part by higher sales of other medicated feed additives. Sales of anticcoccidial products were $7.1 million lower due to contract negotiations with a major customer that were completed in the fourth quarter of 2004. The decrease in MFA revenues also was due to lower average selling prices offset in part by favorable currency effect on international sales. Nutritional Feed Additives net sales increased by $22.5 million, principally due to volume increases in core inorganic minerals, trace mineral premixes and other ingredients.

    Operating Income of $33.3 million decreased $5.2 million, or 13%. Operating income declined due to product mix, higher cost of goods reflecting the stronger Euro's effect on Belgian manufacturing cost and unfavorable currency effects on international selling, general and administrative expense. Lower average selling prices also contributed to the decrease. Operating income increased $2.0 million in the fourth quarter of 2004 due to an agreement related to the production and sale of amprolium, an anticoccidial MFA.

    Specialty Chemicals

    Industrial Chemicals net sales of $31.1 million, excluding PMC, increased $4.7 million, or 18%. Sales of copper related products to the wood treatment markets increased due to the introduction of new copper based wood treatment chemicals which offset the divestiture of the Company's Eastern United States etchant business in mid 2003. The Company continues its existing etchant business at one remaining facility. PMC, divested in December 2003, generated revenues of $11.1 million and $22.3 million for 2004 and 2003, respectively. Operating income of $0.6 million improved by $6.1 million from the prior year. This improvement was due to new product introductions and savings from headcount reductions and facility restructurings in Phibro-Tech operations. PMC provided operating income of $2.3 million and $3.6 million for 2004 and 2003, respectively.

    Distribution net sales of $30.9 million increased $0.8 million, or 3%. Higher sales volumes in Europe were offset in part by lower domestic unit volumes and lower average selling prices. Distribution operating income of $2.9 million decreased $0.3 million from the prior year. As a percentage of sales, operating income was 9% and 11% in 2004 and 2003, respectively.

    All Other net sales of $19.7 million increased $7.6 million, or 62%. Revenues for contract manufacturing increased $7.6 million due to increased volumes and average selling prices. Specialized lab projects and formulations approximated the prior year. Operating income of $2.3 million improved by $1.7 million from the prior year due to higher revenues and increased margins on contract manufacturing.

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

    Specialty Chemicals

    Industrial Chemicals net sales of $26.5 million, excluding PMC, decreased $2.9 million, or 10%. Industrial Chemicals net sales decreased due to the divestiture of the Company's Eastern United States etchant business in mid-fiscal 2003 and reduced sales of etchants to the printed circuit board market. PMC, divested in December 2003, generated revenues of $22.3 million and $21.5 million for fiscal periods 2003 and 2002, respectively. Industrial Chemicals operating loss of $5.4 million improved by $5.5 million from the year earlier loss. The improvement principally was due to the partial disposal during 2003 of the ammoniacal etchant business and savings from headcount reductions and facility restructurings. The gain on the transaction was not material. PMC provided operating income of $3.6 million in each of the 2003 and 2002 fiscal periods.

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

    All Other net sales of $12.2 million increased $1.8 million, or 17%. Revenues for contract manufacturing increased $2.4 million due to increased volumes. Revenues from specialized lab projects and formulations declined $0.6 million. Operating income of $0.6 million decreased primarily due to specialized lab projects and formulations.

Discontinued Operations

    During 2004, the Company shutdown its operations at La Cornubia. During 2003, the Company shutdown or divested Odda Smelteverk (Norway), Carbide Industries (U.K.), and Mineral Resource Technologies, Inc. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations. Prior year financial statements have been reclassified to conform to the 2004 presentation.


                                                            Year Ended June 30, 2004
                                                  ---------------------------------------------
                                                  La Cornubia Odda/Carbide    MRT       Total
                                                  ----------- ------------    ---       -----
Net Sales                                          $ 13,918    $     --    $  3,327    $ 17,245
                                                   ========    ========    ========    ========
Operating Loss                                     $ (1,491)   $     --    $   (124)   $ (1,615)
Interest Expense, net                                    94                                  94
Other Expense (Income), net                            (102)         --          --        (102)
Provision (benefit) for income tax                       18          --          --          18
                                                   --------    --------    --------    --------
Net Income  (loss) from discontinued operations    $ (1,501)   $     --    $   (124)   $ (1,625)
                                                   ========    ========    ========    ========
Depreciation and Amortization                      $    400    $     --    $     --    $    400
                                                   ========    ========    ========    ========

                                                            Year Ended June 30, 2003
                                                  ---------------------------------------------
                                                  La Cornubia Odda/Carbide    MRT       Total
                                                  ----------- ------------    ---       -----
Net Sales                                          $ 13,479    $ 11,217    $ 18,671    $ 43,367
                                                   ========    ========    ========    ========
Operating Loss                                     $   (359)   $(13,462)   $ (3,454)   $(17,275)
Interest Expense, net                                    60                                  60
Other Expense (Income), net                            (389)     (2,327)         --      (2,716)
Provision (benefit) for income tax                       16         (58)         --         (42)
                                                   --------    --------    --------    --------
Net Income  (loss) from discontinued operations    $    (46)   $(11,077)   $ (3,454)   $(14,577)
                                                   ========    ========    ========    ========
Depreciation and Amortization                      $    359    $    894    $  1,309    $  2,562
                                                   ========    ========    ========    ========

                                                            Year Ended June 30, 2002
                                                  ---------------------------------------------
                                                  La Cornubia Odda/Carbide    MRT       Total
                                                  ----------- ------------    ---       -----
Net Sales                                          $ 11,873    $ 31,219    $ 17,045    $ 60,137
                                                   ========    ========    ========    ========
Interest Expense, net
Operating Loss                                         (912)   $(27,709)   $ (2,930)   $(31,551)
Interest Expense, net                                    78                                  78
Other Expense (Income), net                            (263)     (3,699)                 (3,962)
Provision (benefit) for income tax                       62      (1,170)         --      (1,108)
                                                   --------    --------    --------    --------
Net Income  (loss) from discontinued operations    $   (789)   $(22,840)   $ (2,930)   $(26,559)
                                                   ========    ========    ========    ========
Depreciation and Amortization                      $    325    $ 17,676    $  1,192    $ 19,193
                                                   ========    ========    ========    ========

    Odda and Carbide. During 2003, the Company determined that it would permanently shutdown and no longer fund the operations of Odda. On February 28, 2003, Odda filed for bankruptcy in Norway. The bankruptcy is proceeding in accordance with Norwegian law. The Company removed all assets, liabilities (except as noted below), and cumulative translation adjustments related to Odda from the Company's consolidated balance sheet as of June 30, 2003, and recorded the net result as a loss on disposal of discontinued operations. The Company has been advised that, as a result of the bankruptcy, the creditors of Odda have recourse only to the assets of Odda, except in the case of certain debt guaranteed by the Company. During 2004, the Company paid the remaining guaranteed debt of $5.7 million. The Company has been advised by Norwegian counsel that it has obtained the benefit of the banks' position as a secured creditor upon payment pursuant to the guarantees. During 2003, the Company sold Carbide, previously a distributor for one of Odda's product lines. Proceeds from the divestiture were not material. Odda was included in the Company's Industrial Chemicals segment and Carbide was included in the Company's Distribution segment.

    The Company recorded a $0.7 million loss on disposal of Odda and Carbide. The loss primarily related to the write-off of Odda's remaining net assets, including the related cumulative currency translation adjustment.

    Mineral Resource Technologies, Inc. ("MRT"). During 2003, the Company decided to pursue a sale of MRT. MRT provides management and recycling of coal combustion residues, principally fly ash. The sale was completed in August 2003 for net proceeds, after transaction costs, of approximately $13.8 million. MRT was included in the Company's All Other segment.

    La Cornubia. On June 30, 2004, one of the Company's French subsidiaries, La Cornubia SA ("La Cornubia"), filed for bankruptcy under the insolvency laws of France. The Company believes that, as a result of the bankruptcy filing by La Cornubia, it is possible that LC Holding S.A. ("LC Holding"), La Cornubia's parent, a holding Company with no assets except for its investment in La Cornubia, may also file for bankruptcy in France. The Company does not believe that La Cornubia's bankruptcy filing, nor the possible bankruptcy filing by LC Holding, will have a material adverse effect on its financial condition or results of operations.

Liquidity and Capital Resources

    Net Cash Provided by Operating Activities. Cash provided by operations for 2004 and 2003 was $2.9 million and $34.7 million, respectively. Cash provided in 2004 was due to income from continuing operations offset in part by working capital requirements. In addition, payment of the Pfizer obligations (shown in financing activities) eliminated additional working capital requirements that otherwise would have been necessary. Cash provided in 2003 was due to improved income from continuing operations and aggressive working capital management. The Company incurred $5.3 million of costs for a non-completed acquisition transaction and paid approximately $1.4 million of these charges in 2004.

    Net Cash Provided (Used) by Investing Activities. Net cash provided (used) by investing activities for 2004 and 2003 was $9.1 million and ($4.0) million, respectively. Discontinued operations, primarily from the sale of MRT, provided funds of $14.9 million in 2004. Discontinued operations provided $1.4 million in 2003. Capital expenditures of $6.2 million and $8.6 million for 2004 and 2003, respectively, were for new product capacity, for maintaining the Company's existing asset base and for environmental, health and safety projects. Proceeds from sales of fixed assets and other investing activities accounted for the remainder of cash provided by investing activities in 2004.

    Net Cash Provided (Used) by Financing Activities. Net cash (used) by financing activities for 2004 and 2003 was ($17.8) million and ($26.4) million, respectively. Short-term debt decreased due to the reduction of the senior credit facility of $21.2 million, debt payments related to Odda of $5.7 million and by other increases of $0.1 million. Proceeds from long-term debt reflect the issuance of $105.0 million Senior Secured Notes and an increase of $4.6 million in foreign bank loans. Payments of long-term debt primarily reflect the retirement of Senior Subordinated Notes. Payments of the Pfizer obligations, the Prince transactions and costs related to the refinancing account for the remainder of funds used by financing activities.

    Working Capital and Capital Expenditures. Working capital as of June 30, 2004 was $54.4 million compared to $9.1 million at fiscal year end June 30, 2003, an increase of $45.3 million. The increase in working capital was due to reduced current debt, accounts payable and accrued expense levels, principally as a result of the Company's refinancing and satisfaction of its obligations due Pfizer.
    The Company anticipates spending approximately $8.0 million for capital expenditures in 2005, primarily to cover the Company's asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

    Liquidity. At June 30, 2004, the amount of credit extended under the Company's senior credit facility totaled $11.0 million under the revolving credit facility and $9.3 million under the letter of credit facility, and the Company had $6.5 million available under the borrowing base formula in effect. In addition, certain of the Company's foreign subsidiaries also had availability totaling $4.8 million under their respective loan agreements. On April 29, 2004, the Company amended the senior credit facility to increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $25.0 million to $27.5 million and to increase the amount of aggregate borrowings available under the working capital facility from $15.0 million to $17.5 million. As of September 24, 2004, the Company amended the senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $27.5 million to $32.5 million; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17.5 million; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5.3 million for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336,000; and (v) establish covenant EBITDA levels for the periods ending after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and (iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for all other items.

     The senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.

    The Company's ability to fund its operating plan relies upon the continued availability of borrowing under the senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the amended senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company's 2005 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due November 1, 2004 and June 1, 2005. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that would be available as needed. The Company also has undertaken a strategic review of its manufacturing capabilities, and is currently increasing inventory levels of certain products to enhance future flexibility and reduce cost. There can be no assurance the Company will be successful in any of the above-noted actions.

    The Company anticipates taxable gains on extinguishment of debt and other aspects of the refinancing structure will be substantially offset by existing net operating loss carry forwards, and that the Company will not incur significant cash income tax payments related to these gains.

    The Company's contractual obligations (in millions) at June 30, 2004 mature as follows:


                                                                    Years
                                               ------------------------------------------------
                                               Within 1   Over 1 to 3    Over 3 to 5      Total
                                               --------   -----------    -----------      -----
                                                             (Dollars in thousands)
Loans payable to banks                          $ 11.0      $    --       $   --         $ 11.0
Lease commitments                                  1.6          1.4          0.6            3.6
Long-term debt (including current portion)         1.4          4.1        153.9          159.4
Interest payments                                 19.2         38.4         11.8           69.4
Acquisition of rights                              0.7          1.2          0.2            2.1
                                                ------      -------       ------         ------
   Total contractual obligations                $ 33.9      $  45.1       $166.5         $245.5
                                                ======      =======       ======         ======

Supplemental Information (Unaudited)

    The Company shutdown Odda and divested Carbide during 2003, sold MRT in August 2003, and shutdown La Cornubia in June 2004. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations. In addition, the Company completed the Prince Transactions in December 2003, including the divestiture of PMC and the termination of management fees to the Palladium Investors.

    To facilitate quarterly comparisons, the following unaudited statements present the quarterly operating results of continuing operations, for the years ended June 30, 2004, 2003 and 2002. Amounts are in thousands.


                                                                    Quarters ended
                                                -----------------------------------------------    Year ended
                                                Sept 30,      Dec 31,     March 31,    June 30,     June 30,
                                                  2003         2003         2004         2004         2004
                                               ---------    ---------    ---------    ---------    ----------
Net sales:
  Animal Health & Nutrition                    $  59,841    $  68,687    $  64,819    $  72,074    $ 265,421
  Industrial Chemicals - ex PMC                    6,299        6,244       10,000        8,592       31,135
  Industrial Chemicals - PMC                       5,683        5,435           --           --       11,118
  Distribution                                     7,939        7,656        7,916        7,350       30,861
  All Other                                        5,188        4,518        4,302        5,731       19,739
                                               ---------    ---------    ---------    ---------    ---------
    Total net sales                               84,950       92,540       87,037       93,747      358,274
Cost of goods sold                                63,790       69,991       63,843       70,247      267,871
                                               ---------    ---------    ---------    ---------    ---------
    Gross profit                                  21,160       22,549       23,194       23,500       90,403
Selling, general and administrative expenses      15,785       16,824       16,165       17,354       66,128
Costs of non-completed transaction                    --           --           --        5,261        5,261
                                               ---------    ---------    ---------    ---------    ---------
Operating income (loss):
  Animal Health & Nutrition                        6,900        7,655        8,370       10,382       33,307
  Industrial Chemicals - ex PMC                     (391)        (287)       1,136          163          621
  Industrial Chemicals - PMC                       1,213        1,065           --           --        2,278
  Distribution                                       841          692          789          578        2,900
  All Other                                          669          657          557          418        2,301
  Corporate Expenses                              (3,377)      (4,132)      (4,116)      (9,729)     (21,354)
  Eliminations                                        82          638          293         (927)          86
  Palladium management fee                          (562)        (563)          --           --       (1,125)
                                               ---------    ---------    ---------    ---------    ---------
    Total operating income (loss)                  5,375        5,725        7,029          885       19,014

Other:
  Interest expense                                 3,933        4,549        4,918        5,218       18,618
  Interest (income)                                 (242)         168          (43)         (13)        (130)
  Other expense, net                                (585)         127         (131)        (192)        (781)
  Net (gain) on extinguishment of debt                --      (23,226)          --           --      (23,226)
    Income (loss) from continuing operations
      before income taxes                          2,269       24,107        2,285       (4,128)      24,533
Provision for income taxes                           783        2,880        2,209        2,097        7,969
                                               ---------    ---------    ---------    ---------    ---------
    Income/(loss) from continuing operations       1,486       21,227           76       (6,225)      16,564

Discontinued operations:
  Income (loss) from operations                     (462)          59         (471)        (751)      (1,625)
  Gain (loss) on disposal                            231           --           --       (2,320)      (2,089)
                                               ---------    ---------    ---------    ---------    ---------
    Net income/(loss)                          $   1,255    $  21,286    $    (395)   $  (9,296)   $  12,850
                                               =========    =========    =========    =========    =========
Depreciation and amortization from
  continuing operations:
  Animal Health & Nutrition                    $   2,029    $   2,059    $   2,086    $   2,089    $   8,263
  Industrial Chemicals - ex PMC                      406          395          403          432        1,636
  Industrial Chemicals - PMC                         243          244           --           --          487
  Distribution                                         3            4            3            1           11
  All Other                                          115           98          105          101          419
  Corporate Expenses                                 372          576          660          759        2,367
                                               ---------    ---------    ---------    ---------    ---------
    Total depreciation and amortization        $   3,168    $   3,376    $   3,257    $   3,382    $  13,183
                                               =========    =========    =========    =========    =========


                                                                    Quarters ended
                                                -----------------------------------------------     Year ended
                                                 Sept 30,      Dec 31,    March 31,    June 30,      June 30,
                                                   2002         2002        2003         2003          2003
                                                ---------    ---------    ---------    ---------    ---------
Net sales:
  Animal Health & Nutrition                     $  59,976    $  66,650    $  62,675    $  61,405    $ 250,706
  Industrial Chemicals - ex PMC                     8,138        5,946        6,449        5,932       26,465
  Industrial Chemicals - PMC                        5,756        5,285        5,743        5,548       22,332
  Distribution                                      8,096        7,197        7,612        7,167       30,072
  All Other                                         1,711        2,190        3,793        4,477       12,171
                                                ---------    ---------    ---------    ---------    ---------
    Total net sales                                83,677       87,268       86,272       84,529      341,746
 Cost of goods sold                                61,638       63,366       63,306       62,890      251,200
                                                ---------    ---------    ---------    ---------    ---------
    Gross profit                                   22,039       23,902       22,966       21,639       90,546
 Selling, general and administrative expenses      15,544       15,874       17,496       16,136       65,050

 Operating income (loss):
  Animal Health & Nutrition                         9,420       11,593        8,902        8,557       38,472
  Industrial Chemicals - ex PMC                    (1,035)      (1,815)      (1,555)      (1,029)      (5,434)
  Industrial Chemicals - PMC                        1,127          901          839          712        3,579
  Distribution                                        750          802          900          755        3,207
  All Other                                            13          245          356            6          620
  Corporate Expenses                               (3,051)      (3,440)      (3,324)      (2,905)     (12,720)
  Eliminations                                       (167)         305          (86)         (30)          22
  Palladium management fee                           (562)        (563)        (562)        (563)      (2,250)
                                                ---------    ---------    ---------    ---------    ---------
    Total operating income (loss)                   6,495        8,028        5,470        5,503       25,496

 Other:
  Interest expense                                  4,489        3,641        3,958        4,193       16,281
  Interest (income)                                  (126)          31          (39)          49          (85)
  Other expense, net                                1,155          235          201          (52)       1,539
                                                ---------    ---------    ---------    ---------    ---------
    Income (loss) from continuing operations
     before income taxes                              977        4,121        1,350        1,313        7,761
 Provision for income taxes                           432        1,409          599        7,620       10,060
                                                ---------    ---------    ---------    ---------    ---------
    Income/(loss) from continuing operations          545        2,712          751       (6,307)      (2,299)

 Discontinued operations:
  Income (loss) from operations                      (702)     (10,547)      (1,681)      (1,647)     (14,577)
  Gain (loss) on disposal                              --           --       (1,342)         659         (683)
                                                ---------    ---------    ---------    ---------    ---------
    Net income/(loss)                           $    (157)   $  (7,835)   $  (2,272)   $  (7,295)   $ (17,559)
                                                =========    =========    =========    =========    =========
 Depreciation and amortization from
  continuing operations:
  Animal Health & Nutrition                     $   1,892    $   1,920    $   1,890    $   1,988    $   7,690
  Industrial Chemicals - ex PMC                       587          699          498          164        1,948
  Industrial Chemicals - PMC                          232          239          240          245          956
  Distribution                                          3            3            2            4           12
  All Other                                            87           90           94           93          364
  Corporate Expenses                                  355          395          405          399        1,554
                                                ---------    ---------    ---------    ---------    ---------
    Total depreciation and amortization         $   3,156    $   3,346    $   3,129    $   2,893    $  12,524
                                                =========    =========    =========    =========    =========


                                                                    Quarters ended
                                               ------------------------------------------------   Year ended
                                                Sept 30,      Dec 31,     March 31,    June 30,    June 30,
                                                  2001         2001         2002         2002        2002
                                               ---------    ---------    ---------    ---------    ---------
Net sales:
  Animal Health & Nutrition                    $  57,943    $  63,156    $  59,378    $  59,125    $ 239,602
  Industrial Chemicals - ex PMC                    6,591        6,253        7,258        9,301       29,403
  Industrial Chemicals - PMC                       5,062        5,218        5,418        5,753       21,451
  Distribution                                     7,590        6,640        6,753        6,869       27,852
  All Other                                        2,377        2,448        2,595        2,948       10,368
                                               ---------    ---------    ---------    ---------    ---------
   Total net sales                                79,563       83,715       81,402       83,996      328,676
Cost of goods sold                                59,592       60,128       60,885       66,806      247,411
                                               ---------    ---------    ---------    ---------    ---------
   Gross profit                                   19,971       23,587       20,517       17,190       81,265
Selling, general and administrative expenses      16,431       17,614       17,577       19,014       70,636
                                               ---------    ---------    ---------    ---------    ---------

Operating income (loss):
  Animal Health & Nutrition                        7,365       10,259        6,246        4,428       28,298
  Industrial Chemicals - ex PMC                   (2,759)      (2,160)      (1,175)      (4,870)     (10,964)
  Industrial Chemicals - PMC                         821          588        1,058        1,173        3,640
  Distribution                                       612          544          496          693        2,345
  All Other                                          214          367          108          475        1,164
  Corporate Expenses                              (2,204)      (2,708)      (2,733)      (3,746)     (11,391)
  Eliminations                                        53         (354)        (498)         586         (213)
  Palladium management fee                          (562)        (563)        (562)        (563)      (2,250)
                                               ---------    ---------    ---------    ---------    ---------
   Total operating income (loss)                   3,540        5,973        2,940       (1,824)      10,629

Other:
  Interest expense                                 4,596        4,660        4,590        4,224       18,070
  Interest (income)                                  (65)        (231)          (6)         (44)        (346)
  Other expense, net                               1,263          753          368          965        3,349
                                               ---------    ---------    ---------    ---------    ---------
   Income (loss) from continuing operations
    before income taxes                           (2,254)         791       (2,012)      (6,969)     (10,444)
  Provision for income taxes                        (197)       1,203        1,264       12,497       14,767
                                               ---------    ---------    ---------    ---------    ---------
   Income/(loss) from continuing operations       (2,057)        (412)      (3,276)     (19,466)     (25,211)

Discontinued operations:
  Income (loss) from operations                     (308)      (1,287)      (5,796)     (19,168)     (26,559)
  Gain (loss) on disposal                             --           --           --
                                               ---------    ---------    ---------    ---------    ---------
   Net income/(loss)                           $  (2,365)   $  (1,699)   $  (9,072)   $ (38,634)   $ (51,770)
                                               =========    =========    =========    =========    =========
Depreciation and amortization from
  continuing operations:
  Animal Health & Nutrition                    $   1,810    $   1,589    $   1,996    $   2,043    $   7,438
  Industrial Chemicals - ex PMC                      633          579          609          748        2,569
  Industrial Chemicals - PMC                         242          240          242          242          966
  Distribution                                         7           (1)           3            3           12
  All Other                                           81           78           80           82          321
  Corporate Expenses                                 264          268          263          254        1,049
                                               ---------    ---------    ---------    ---------    ---------
   Total depreciation and amortization         $   3,037    $   2,753    $   3,193    $   3,372    $  12,355
                                               =========    =========    =========    =========    =========

Critical Accounting Policies

    Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

    Litigation

    The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of the reserves required for these contingencies is based on an analysis of the various issues, historical experience, other third party judgments and outside specialists, where required. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 15 to the Consolidated Financial Statements.

    Environmental Matters

    The Company determines the costs of environmental remediation of its facilities and formerly owned properties on the basis of current law and existing technologies. Uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The liabilities are adjusted periodically as remediation efforts progress or as additional information becomes available. The Company has recorded liabilities of $2.9 million at June 30, 2004 for such activities.

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

    Inventories

    Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) and average methods for most inventories. The determination of market value to compare to cost involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Reserves are recorded for inventory determined to be damaged, obsolete, or otherwise unsaleable.

    Income Taxes

    Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. For further discussion, see Note 14 to the Consolidated Financial Statements.

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

    Foreign  currency   transaction   gains  and  losses  primarily  arise  from
short-term intercompany balances. Net foreign currency transaction and translation (gains) losses were ($116), $789 and $3,385 for 2004, 2003 and 2002, respectively, and were included in other expense, net in the consolidated statements of operations.

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

    The Company's debt portfolio is comprised of fixed rate and variable rate debt of approximately $170.4 million as of June 30, 2004. Approximately 10% of the debt is variable and would be interest rate sensitive. For further details, see Note 9, to the Consolidated Financial Statements of the Company appearing elsewhere herein.

    For the purposes of the sensitivity analysis, an immediate 10% change in interest rates would not have a material impact on the Company's cash flows and earnings over a one year period.

    As of June 30, 2004, the fair value of the Company's senior secured and subordinated notes are estimated based on quoted market rates at $158 million and the related carrying amount is $153 million.

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

    The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date. Based on the limited amount of foreign currency contracts at June 30, 2004, the Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at June 30, 2004, with all other variables held constant, would have a material effect on the Company's results of operations, financial position or cash flows.

    Commodity Price Risk

    The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at June 30, 2004 would not be material when compared to the Company's operating results and financial position.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Information regarding quantitative and qualitative disclosures about market risk is set forth in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

     The financial statements are set forth commencing on page F-1 hereto.

Item 9. Changes  in  and  Disagreements  with  Accountants   on  Accounting  and
        Financial Disclosure

     No response required.

Item 9A. Controls and Procedures

    (a) Based upon an evaluation, under the supervision and with the participation of our Principal Executive Officers and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, they have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are not effective for gathering, analyzing and disclosing information we are required to disclose in periodic reports that we furnish to the Securities and Exchange Commission, for the specific reasons noted in paragraph (b) below. The corrective actions we are taking are also noted in paragraph (b).

    (b) As of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During September 2004, as part of the audit of the financial statements for the year ended June 30, 2004, the Company's auditors determined and communicated to the Company's management significant deficiencies in internal control that, when viewed collectively, constituted a material weakness in the Company's internal control. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiencies noted related to the failure to perform timely review, substantiation and evaluation of certain general ledger account balances, principally related to bank account reconciliations and accrued pension liabilities. The Company is addressing the material weakness by completing a review of significant balance sheet accounts and enhancing the review process by requiring supervisory review and sign-off on bank account reconciliations and other balance sheet account analyses. Additionally, the Company plans to remediate the matters discussed above through further improvements in processes and procedures related to the review, substantiation and evaluation of general ledger account balances.

    It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

Item 9B. Other Information

    No response required.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The following table sets forth information regarding our executive officers and directors:

          Name                 Age                  Position
----------------------------   ---    ------------------------------------------
Jack C. Bendheim............   57     Chairman of the Board of Directors;
                                        President
Gerald K. Carlson...........   61     Chief Executive Officer
Marvin S. Sussman...........   57     Vice Chairman of the Board of Directors
                                        and President, Prince Agri
James O. Herlands...........   62     Director and Executive Vice President
Richard G. Johnson..........   55     Chief Financial Officer
Daniel M. Bendheim..........   32     President, Specialty Chemicals Group*
Steven L. Cohen.............   60     Vice President, General Counsel and
                                        Assistant Secretary
David G. McBeath............   57     President, Animal Health Group
Daniel A. Welch.............   54     Senior Vice President, Human Resources
Sam Gejdenson ..............   56     Director, Noteholder Representative
Peter A. Joseph.............   52     Director
Mary Lou Malanoski..........   47     Director
Marcos Rodriguez............   43     Director

* William A. Mathison, the former President, Specialty Chemicals Group, retired in August 2004.

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

    Gerald K. Carlson Chief Executive Officer. Mr. Carlson joined us in May 2002 and has served as our Chief Executive Officer since then. Prior to joining us, Mr. Carlson served as the Commissioner of Trade and Development for the State of Minnesota from January 1999 to March 2001. Mr. Carlson served as Senior Vice President-- Corporate Planning and Development from June 1996 to his retirement in October 1998 from Ecolab, Inc. During his thirty-two year career at Ecolab, Mr. Carlson also served as Senior Vice President of International as well as Senior Vice President and General Manager-- Institutional North America.

    Marvin S. Sussman Vice Chairman of the Board of Directors and President of our Prince Agri subsidiary. He has been a director since 1988 and was Chief Operating Officer from 1998 to 2002. Mr. Sussman joined us in 1971. Since then, he has served in various executive positions with us. Mr. Sussman was President of our Prince Group from 1988 to 2002. Mr. Sussman is the brother-in-law of Jack Bendheim.

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

    Richard G. Johnson Chief Financial Officer. Mr. Johnson joined us in September 2002 and has served as our Chief Financial Officer since then. Prior to joining us, Mr. Johnson served as Director of Financial Management for Laserdyne Prima, Inc. from 2001 to 2002 and as Vice President-- Planning and Control, Latin America for Ecolab, Inc. from 1992 to 1999. In addition, Mr. Johnson served in various senior financial positions at Ecolab over a fifteen year period.

    Daniel M. Bendheim President, Specialty Chemicals Group. Mr. Bendheim joined the Company in 1998. In 2001 he was appointed Vice President of Business Development, and was appointed to his current position of President, Specialty Chemicals Group in September, 2004. Prior to joining the Company Mr. Bendheim worked as an analyst at SouthCoast Capital. Mr. Bendheim received a JD from Harvard Law School in 1996 and a BA from Yeshiva University in 1993. Mr. Bendheim is a son of Jack Bendheim.

    Steven L. Cohen Vice President and General Counsel. Mr. Cohen joined us in October 2000 and has served as our Vice President-- Regulatory and General
Counsel since then. Prior to joining us, Mr. Cohen was, from 1997 to 2000, General Counsel of Troy Corporation, a multi-national chemical company. From 1994 to 1997, Mr. Cohen was in the private practice of law.

    David G. McBeath President Animal Health Group. Dr. McBeath joined us on August 1, 2003. Prior to joining us, he was CEO of Scottish Health Innovations Ltd., a company created to identify and exploit intellectual property arising from research carried out within the National Health Service in Scotland. From March 2001 to December 2002, he served on the Management Committee of Merial as Head of the Production Animal business; and prior to this was on the Board of Hoechst Roussel Vet GmbH, with direct responsibility for R&D and Regulatory Affairs.

    Daniel A. Welch Senior Vice President Human Resources. Mr. Welch joined us on August 9, 2004. Prior to joining us, he was Director of Human Resources of Pfizer Inc. since 2001. From 1998 to 2001, Mr. Welch was the President of Value Growth Dynamics, LLC, a consulting firm focused on strategic change.

    Sam Gejdenson Director, From 1981 to 2000, Congressman Sam Gejdenson served eastern Connecticut in the U.S. House of Representatives. Mr. Gejdenson was the senior Democrat on the House International Relations Committee. He received an A.S. degree from Mitchell College in New London, Connecticut in 1968 and a B.A. from the University of Connecticut in Storrs, Connecticut in 1970. In 1974, he was elected to the Connecticut House of Representatives, serving two terms before accepting a post in the administration of Connecticut Governor Ella T. Grasso. Mr. Gejdenson is now involved in international trade in his own company Sam Gejdenson International.

    Peter A. Joseph Director. Mr. Joseph has served as one of our Directors since February 2001. From 1998 to present, he has been a member of Palladium Equity Partners, LLC. From 1986 to 1997, Mr. Joseph was a general partner of Joseph Littlejohn & Levy, a buyout firm.

    Mary Lou Malanoski Director. Ms. Malanoski currently serves as a managing director at Morgan Joseph, Inc. From 1994 until June 2001, Ms. Malanoski served as Managing Director and Chief Financial Officer of New Street Advisors LP, a private equity firm that she co-founded. Ms.Malanoski began her career at Drexel Burnham Lambert in 1980 in the Corporate Finance Department. She subsequently served in various positions, finally serving as Managing Director in the Mergers and Acquisitions Department and Chair of the Corporate Finance Underwriting Commitment Committee. Following Drexel's bankruptcy filing in 1990, Ms. Malanoski was responsible for formulating the firm's plan of reorganization, which was successfully consummated in 1992. She remained at the reorganized firm, which was renamed New Street Capital Corp., as a Managing Director responsible for many of the firm's merchant banking investments. Following New Street Capital's sale in 1994, Ms. Malanoski co-founded New Street Advisors. She is a Trustee of Rosemont College, from which she received a B.A. degree in Mathematics, and she also received an MBA from the Johnson School of Cornell University.

    Marcos A. Rodriguez Director. Mr. Rodriguez founded Palladium Equity Partners in 1997 and serves as Managing Member. Prior to forming Palladium, Mr. Rodriguez was a partner of Joseph Littlejohn & Levy (JLL), a buyout firm which he joined in 1989. He was responsible for spearheading a number of JLL's major investments. Before launching his private equity career 14 years ago, Mr. Rodriguez worked in operations for General Electric Company in the U.S., Mexico and France and graduated from GE's Manufacturing Management Program. Mr. Rodriguez serves on the Board of Directors of portfolio companies Haden International, The Hilsinger Company and Wise Foods. In addition, Mr. Rodriguez serves as Chairman of the Development Committee and Treasurer of the Board of Directors of The Robert Toigo Foundation, a not-for-profit organization that supports the advancement of exceptional minority business degree students and alumni within the finance industry through scholarships, mentoring, internships and job placement. He is also a member of the New America Alliance. Mr. Rodriguez earned a B.S. in Mechanical Engineering from Columbia University, an M.B.A from the Wharton School and an M.A. in International Studies from the Lauder Institute of the University of Pennsylvania.

Board Composition

    Our entire Board of Directors consists of 7 members, all of whom are currently designated and serving as directors. Our board of directors is elected annually, and our directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Each officer serves at the discretion of the Board of Directors.

Compensation of Directors

    Except for the payment of $50,000 annually to Mr. Sam Gejdenson, the director designated by the holders of the Senior Secured Notes, our directors do not receive any cash compensation for service on our Board of Directors. Directors may be reimbursed for certain expenses in connection with attendance at board meetings, however. We have entered into certain transactions with certain of the directors. See "Certain Relationships and Related Transactions."

Code of Ethics

    Our Board of Directors has not adopted a code of ethics applicable to our principal executive, financial or accounting officers. The Board of Directors believes that our current internal control procedures and business practices are adequate to promote honest and ethical conduct and to deter wrongdoing by these executives.

Committees of the Board of Directors

    Audit Committee

    We are not a "listed issuer" as defined under Section 10A-3 of the Exchange Act and are therefore not required to have an audit committee comprised of independent directors. We currently do not have an audit committee and our Board of Directors has determined that we do not have an audit committee financial expert. The Board of Directors believes that each of its members has the requisite financial background, experience, and knowledge to fulfill the duties and obligations that an audit committee would have, and therefore does not believe that it is necessary at this time to search for a person who would qualify as an audit committee financial expert.

    Our Board of Directors has not created any committees other than the compensation committee.

    The duties of the Compensation Committee are to recommend to the Board of Directors a compensation program, including incentives, for the Chief Executive Officer and other senior officers of the Company, for approval by the full Board of Directors.

    The current members of the Compensation Committee are Mr. Jack C. Bendheim, Mr. Joseph and Mr. Gejdenson.

Item 11. Executive Compensation

    The following table sets forth the cash compensation paid by us and our subsidiaries for services during fiscal 2004, 2003, and 2002 to our Chief Executive Officer and to the next four most highly compensated executive officers:


                                                             Annual Compensation
                                       ---------------------------------------------------------------------
            Name and                                                          Other Annual      All Other
       Principal Position               Year      Salary          Bonus       Compensation   Compensation(1)
-------------------------------        -----      ------          -----       ------------   ---------------
Jack C. Bendheim                        2004   $ 1,650,000     $   --           $     --       $  2,050
  Chairman of the Board; President      2003     1,650,000         --            150,000(2)       6,500
                                        2002     1,500,000       265,000              --          6,000

Gerald K. Carlson(3)                    2004       500,000       575,000          24,000          1,458
  Chief Executive Officer               2003       500,000         --             24,000             --
                                        2002        49,350         --                 --             --

Marvin S. Sussman(4)                    2004     1,000,000       101,372              --         24,581(6)
  Vice Chairman of the Board;           2003     1,000,000         --                 --         24,500(6)
  President of Prince Agri              2002     1,000,000         --                 --          6,000

James O. Herlands                       2004       400,000        95,519              --          6,581
  Executive Vice President              2003       400,000       150,000              --          6,500
                                        2002       400,000       150,000              --          6,000

Richard G. Johnson(5)                   2004       268,750       200,000          13,500          6,703
  Chief Financial Officer               2003       192,308         --             39,000             --

----------

(1) Represents contributions by us under our 401(k) Retirement and Savings Plan. See "Compensation Pursuant to Plans."

(2) In fiscal 2003, Mr. Bendheim was paid $150,000 for temporary deferral of fiscal 2002 compensation.

(3) 2002 salary is for a partial year commencing May 2002. In fiscal 2004 and 2003, Mr. Carlson received $24,000 for relocation and housing assistance.

(4) Pursuant to a Stockholders Agreement between us and Mr. Sussman, we are required to purchase, at book value, all shares of our Class B Common Stock owned by Mr. Sussman in the event of his retirement, death, disability or the termination of his employment by us. Should Mr. Sussman elect to sell his shares, we have a right of first offer and an option to purchase the shares.

    See "Certain Relationships and Related Transactions." As a result, each year, we are required to record as compensation expense (income) in our results of operations the change in our book value attributable to Mr. Sussman's shares. For 2004, 2003 and 2002, the expense (income) attributable to Mr. Sussman's shares was $0, $0 and ($378,000), respectively. No distributions have been made to Mr. Sussman under this agreement.

(5) Salary is since date of employment for 2003. In fiscal 2004 and 2003, Mr. Johnson received $13,500 and $39,000, respectively, for relocation and housing assistance.

(6) Of such amount, $18,000 represents the cost of the term portion of a life insurance policy purchased by the Company in the face amount of $10 million on the life of Mr. Sussman, with a required premium of $252,000 per year. The policy commenced in April 2002.

    In fiscal 2004, no options were granted to the named executive officers and no options were held or exercised by any of the named executive officers.

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

    Our UK subsidiary, PAH Management Company Ltd., entered into an employment agreement with David McBeath in May 2003, commencing August 1, 2003, whereby Mr. McBeath will serve as President of our Animal Health Group. The agreement provides for a base salary of $250,000. The agreement also provides for additional payments to Mr. McBeath of $100,000 upon commencement of his employment and $130,000 upon completion of his term of employment (the "Completion Fee"). If Mr. McBeath dies during the term of the agreement or the agreement is terminated because of his disability or Mr. McBeath is terminated other than for cause, he, or his estate, as the case may be, would be entitled to receive, in lieu of severance, a prorated portion of the Completion Fee.

    In 1995, James O. Herlands purchased stock in Phibro-Tech. In connection therewith, we entered into a severance agreement with him. The agreement provides that, upon his Actual or Constructive Termination or a Change in Control Event (as such terms are defined), he is entitled to receive a cash Severance Amount (as defined therein), based upon a multiple of Phibro-Tech's pre-tax earnings (as defined therein). In addition, if an Extraordinary Event (as defined) occurs within 12 months after the occurrence of an Actual or Constructive Termination, the executive is entitled to receive an additional Catch-up Payment (as defined). At June 30, 2004, no severance payments would have been due to Mr. Herlands if he were terminated. See "Certain Relationships and Related Transactions."

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

    The accounts of Messrs. Bendheim, Carlson, Sussman, Herlands, and Johnson were credited with employer contributions of $2,050, $1,458, $6,581, $6,581, and $6,703, respectively, for fiscal 2004.

    Retirement Plan. We have adopted The Retirement Plan of Phibro Animal Health Corporation and Subsidiaries and Affiliates, which is a defined benefit pension plan (the "Retirement Plan"). Our employees are eligible for participation in the Retirement Plan once they have attained age 21 and completed a year of service (which is a Plan Year in which the employee completes 1,000 hours of service). The Retirement Plan provides benefits equal to the sum of (a) 1.0% of an employee's "average salary" plus 0.5% of the employee's "average salary" in excess of the average of the employee's social security taxable wage base, times years of service after July 1, 1989, plus (b) the employee's frozen accrued benefit, if any, as of June 30, 1989 calculated under the Retirement Plan formula in effect at that time. For purposes of calculating the portion of the benefit based on "average salary" in excess of the average wage base, years of service shall not exceed 35. "Average salary" for these purposes means the employee's salary over the consecutive five year period in the last ten years preceding retirement or other termination of employment which produces the highest average; or, if an employee has fewer than five years of service, all such years of service. An employee becomes vested in his plan benefit once he completes five years of service with us. In general, benefits are payable after retirement or disability in the form of a 50%, 75% or 100% joint or survivor annuity, life annuity or life annuity with a five or ten year term. In some cases benefits may also be payable under the Retirement Plan in the event of an employee's death.

    The following table shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications, assuming a life annuity with a ten year term.


                                        Years of Service
Average          ------------------------------------------------------------
Compensation        15           20            25           30            35
------------     --------     --------     --------     --------     --------
$  25,000 .....  $  3,750     $  5,000     $  6,250     $  7,500     $  8,750
$  50,000 .....  $  7,500     $ 10,000     $ 12,500     $ 15,000     $ 17,500
$  75,000 .....  $ 11,420     $ 15,000     $ 18,750     $ 22,500     $ 26,250
$ 100,000 .....  $ 17,040     $ 22,000     $ 26,980     $ 31,990     $ 37,280
$ 150,000 .....  $ 28,290     $ 37,000     $ 45,730     $ 54,490     $ 63,530
$ 200,000 .....  $ 39,540     $ 52,000     $ 64,480     $ 76,990     $ 89,780

    As of June 30, 2004, Messrs. Bendheim, Carlson, Sussman, Herlands, and Johnson had 35, 2, 33, 40 and 2 estimated credited years of service, respectively, under the Retirement Plan. The compensation covered by the Retirement Plan for each of these officers as of June 30, 2004 is $205,000. Such individuals, at normal retirement age 65, will have 43, 6, 41, 43 and 12 credited years of service, respectively. The annual expected benefit after normal retirement at age 65 for each of these individuals, based on the compensation taken into account as of June 30, 2004, is $118,200, $16,580, $134,110, $129,240, and $32,000, respectively.

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

    The following table shows the estimated benefits from this plan as of June 30, 2004.

                                       Annual        Survivor's      Deferred
                                     Retirement        Income       Compensation
                                   Income Benefit     Benefit         Benefit
                                   --------------     -------         -------
Jack C. Bendheim..................    $35,309       $1,500,000       $386,368
Marvin S. Sussman.................    $35,309       $1,000,000       $128,451
James O. Herlands.................    $35,085       $  400,000       $347,104

    We determine the Retirement Income Benefit based upon the employee's salary, years of service and age at retirement. At present, it is contemplated that a benefit of 1% of each participant's eligible compensation will be accrued each year. The benefit is payable upon retirement (after age 65 with at least 10 years of service) in monthly installments over a 15 year period to the participant or his named beneficiary. The Survivor's Income Benefit for the current participants is one times annualized compensation at the time of death, capped at $1,500,000, payable in 24 equal monthly installments. The Deferred Compensation Benefit is substantially funded by compensation deferred by the participants. Such benefit is based upon a participant making an election to defer no less than $3,000 and no more than $20,000 of his compensation in excess of $150,000, payable in a lump sum or in monthly installments for up to 15 years. We make a matching contribution of $3,000. Participants have no claim against us other than as unsecured creditors. We intend to fund the payments using the cash value or the death benefit from the life insurance policies insuring each Executive's life.

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

    1993 Split Dollar Agreement. On August 12, 1993, we entered into a Split Dollar Agreement with David Butler and Gail Bendheim, as trustees under an Indenture of Trust dated August 12, 1993 (the "Trust"). This Agreement provides for the Trust to purchase and own life insurance policies on the life of Jack C. Bendheim in the aggregate face amount of $5,000,000 (plus additions). The premiums for such insurance are paid in part by the Trust (to the extent of the lesser of the P.S. 58 rates, or the insurers' current published premium rate for annually renewable term insurance for standard risks) and in part by us (we pay the balance of the premiums not paid by the Trust). Upon the death of Jack C. Bendheim or upon the cancellation of the policies or the termination of the Agreement, we have the right to be repaid the total amount we advanced toward payment of premiums. To secure our right to be repaid, the Trust has assigned each policy to us as collateral. After repayment of the amount due to us, the remaining cash surrender value or the remaining death benefit is payable to the Trust, the beneficiaries of which are the wife and issue of Jack C. Bendheim.

Meetings of Directors

    During fiscal 2004, the Board of Directors took certain actions by both written consent and at regular meetings. Directors are elected annually and serve until the next annual meeting of Shareholders or until their successors are elected and qualified.

Report of the Compensation Committee

    The compensation committee was established during fiscal 2004. The responsibility of the compensation committee is to recommend to the Board of Directors a compensation program, including incentives, for the Chief Executive Officer and other senior officers, for approval by the full Board of Directors. The compensation committee will prepare recommendations to the Board of Directors for the 2005 fiscal year. Executive compensation for the 2004 fiscal year was determined by the Board as a whole. During fiscal 2004 the directors participated in deliberations regarding compensation of our officers.

Compensation Committee Interlocks and Insider Participation

    Jack Bendheim, Marvin S. Sussman and James O. Herlands are members of our Board of Directors and are executive officers. Jack Bendheim, Peter Joseph and Sam Gejdenson are members of the compensation committee. None of our executive officers serve as a member of the Board of Directors of any other non-Company entity which has one or more members serving as a member of our Board of Directors, except that Jack Bendheim and Peter Joseph serve as directors of Penick Holding Company. Messrs. Bendheim, Sussman, Herlands, Joseph and Rodriguez have participated in certain transactions with us and our subsidiaries and affiliates. See Item 13, Certain Relationships and Related Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The table sets forth certain information as of June 30, 2004 regarding beneficial ownership of our capital stock by each of our directors and named executive officers, each beneficial owner of 5% or more of the outstanding shares of capital stock and all directors and officers as a group.

                                                  Number of Common Shares
                                                   (Percentage of Class)
                                         ---------------------------------------
                  Name                   Class A Voting(1)     Class B Voting(2)
---------------------------------------  ------------------    -----------------
Jack Bendheim(3).......................     12,600 (100)%      10,699.65(90%)(4)
Marvin S. Sussman......................         --              1,188.85(10%)
All other officers and directors(5)....         --                     --
All officers and directors as a group..     12,600 (100)%      11,888.50(100%)
----------
(1) The entire voting power is exercised by the holders of Class A Common Stock, except that the holders of Class A Common Stock currently are entitled to elect all but three of the directors. The holders of Class B Common Stock are entitled to elect one and the holders of Series C Preferred Stock are entitled to elect two directors but do not vote on any other matters. In addition, the holders of the units of senior secured notes have the right to designate one member of the Board of Directors.

(2) Class B Common shareholders will receive the entire equity upon our liquidation, after payment of preferences to holders of all classes of preferred stock and Class A Common Stock.

(3) Jack Bendheim also owns 5,207 (100%) shares of Series A Preferred Stock.

(4) Includes 6,308.527 shares owned by trusts for the benefit of Jack Bendheim, his spouse, his children and their spouses and his grandchildren.

(5) Peter A. Joseph and Marcos Rodriguez have been designated as directors of the Company by Palladium Equity Partners II, LP ("Palladium") which beneficially owns 10,591 shares of our Series C Preferred Stock. Palladium has the right to designate two directors to the Board of Directors. See "Certain Relationships and Related Transactions."

Item 13. Certain Relationships and Related Transactions

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


    We advanced $200,000 to Marvin Sussman and his wife in 1987, pursuant to a secured promissory note that is payable on demand and bears interest at the annual rate of 9%.

    Certain relatives of Jack Bendheim, other than Mr. Sussman and Mr. Herlands named above, provide services to us, in one case through a consulting firm controlled by a relative, and in other cases as employees, and received directly or through such consulting firm annual aggregate payments of approximately $650,000 for the fiscal year ended June 30, 2004.

    On January 5, 2000, the United States Bankruptcy Court for the Eastern District of New York confirmed a Plan of Reorganization for Penick Corporation and Penick Pharmaceutical, Inc. (collectively, "Penick") which prior to such confirmation were debtors in proceedings in such Court for reorganization under Chapter 11 of the Bankruptcy Code, and awarded Penick to Penick Holding Company ("PHC"). PHC is a corporation formed to effect such acquisition by the Company, PBCI LLC, a limited liability company controlled by Mr. Bendheim, and several other investors, including Peter A. Joseph, a director of the Company. Pursuant to a Shareholders' Agreement among the shareholders of PHC, Messrs. Bendheim and Joseph have been designated as two of three directors of PHC, and Mr. Katzenstein, our Secretary, has been designated as Secretary and Treasurer of PHC. The Company has invested approximately $2,300,000 for shares of Series A Preferred Stock of PHC bearing an 8.5 percent annual cumulative dividend, and PBCI LLC invested approximately $500,000 for approximately 15 percent of the Common Stock of PHC. Mr. Joseph owns or controls approximately 12 percent of the Common Stock of PHC.

    In connection with the sale of our Series B and Series C Preferred Stock to the Palladium Investors, we and Jack Bendheim entered into a Stockholders Agreement (the "Palladium Stockholders Agreement") dated November 30, 2000 with the Palladium Investors. The Palladium Stockholders Agreement provides for our Board to include two directors to be designated by the Palladium Investors. Peter A. Joseph and Marcos Rodriguez are currently the two designees of the Palladium Investors serving as directors. If and for so long as we fail to redeem any share of Series B or Series C Preferred Stock requested for redemption by a Palladium Investor after the earliest to occur of June 1, 2008 (the maturity date of our 9 7/8% Senior Subordinated Notes due 2008), the redemption of such Notes in full prior thereto or a change in control of us, then (x) the Palladium Investors may take control of our Board of Directors, and
(y) Jack C. Bendheim has agreed to cause all equity securities owned by him to be voted in the manner directed by the Palladium Investors; provided, that, we must pay Jack Bendheim and Marvin Sussman, whether or not employed by us, an amount not less than their respective annual base salaries in effect immediately prior to such assumption of control, until the earlier to occur of the expiration of control by the Palladium Investors and the fifth anniversary of their assumption of control.

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

    Pursuant to the Management and Advisory Services Agreement dated November 30, 2000 between us and the Palladium Investors, we agreed to pay, on a quarterly basis, the Palladium Investors an annual management advisory fee of $2.25 million until such time as all shares of Series B and Series C Preferred Stock are redeemed. Pursuant to the sale of PMC described below, our obligations for this fee have been terminated.

     Our policy with respect to the sale, lease or purchase of assets or property of any related party is that such transaction should be on terms that are no less favorable to us or our subsidiary, as the case may be, than those that could reasonably be obtainable at such time in a comparable arm's length transaction from an unrelated third party. The indenture and the new domestic senior credit facility both include a similar restriction on us and our domestic subsidiaries with respect to the sale, purchase, exchange or lease of assets, property or services, subject to certain limitations as to the applicability thereof.

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

Item 14. Principal Accountant Fees and Services

     Aggregate   fees   for   professional   services   rendered   for   us   by
PricewaterhouseCoopers LLP ("PwC"), our independent registered public accounting firm, for the fiscal years ended June 30, 2004 and 2003 were:



                                               2004                2003
                                               ----                ----
Audit                                       $1,629,000         $  795,000

Audit Related                                1,328,000                 --

Tax
        Tax Planning
                                               180,000            123,000
        Tax Compliance and Other
                                                                   29,000
                                            ----------         ----------
            Total Tax                          180,000            152,000

All Other                                           --                 --
                                            ----------         ----------
Total                                       $3,137,000         $  947,000
                                            ==========         ==========

     Our Board of Directors pre-approves audit and non-audit services performed for us by PwC.

     Our Board of Directors has considered whether the provision of non-audit services by PwC to us is compatible with maintaining PwC's independence. PwC advised our Board of Directors that PwC was and continues to be independent with respect to us.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Exhibits

Exhibit No.   Description of Exhibit

3.1     Composite Certificate of Incorporation of Registrant (15)

3.2     By-laws of Registrant (1)

4.1 Indenture, dated as of June 11, 1998, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company (1)

4.1.1 First Supplemental Indenture, dated as of January 15, 1999, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant (10)

4.1.2 Second Supplemental Indenture, dated as of March 19, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant (10)

4.1.3 Third Supplemental Indenture, dated as of June 10, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant (10)

4.1.4 Fourth Supplemental Indenture, dated as of October 1, 2003, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant. (11)

4.1.5 Fifth Supplemental Indenture, dated as of October 21, 2003, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant. (12)

4.1.6 Sixth Supplemental Indenture, dated as of June 25, 2004, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant. (16)

4.2 Indenture, dated as of October 21, 2003, by and among Phibro Animal Health Corporation and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent. (13)

4.2.1 First Supplemental Indenture, dated as of June 25, 2004, by and among Phibro Animal Health Corporation and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent. (16)

        Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2004. For a description of such indebtedness, see Note 9 of Notes to Consolidated Financial Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

10.1    [Reserved]

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

10.19   [Reserved]

10.20   [Reserved]

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

10.24.1 Amendment No. 1 to United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001 (6)

10.25 Supply Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001 (5)

10.26 License Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001 (5)

10.27 Management and Advisory Services Agreement dated November 30, 2000 between Registrant and Palladium Equity Partners, L.L.C. (7)++

10.27.1 Amended and Restated Management Services Agreement dated as of October 21, 2003 between Registrant and Palladium Capital Management, L.L.C.
        (15)++

10.28 Employment Agreement, dated May 28, 2002, by and between Registrant and Gerald K. Carlson (8)++

10.29 Agreement dated as of May 2, 2003, by and between PAH Management Company, Ltd. and David McBeath (10) ++

10.30 Stock Purchase Agreement, dated August 14, 2003, by and between Registrant and Cemex, Inc. (9)

10.31 Loan and Security Agreement, dated October 21, 2003, by and among, the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., and Phibro Animal Health Corporation ("Parent"), and each of Parent's Subsidiaries identified on the signature pages thereto. (12)

10.31.1 Amendment Number One to Loan and Security Agreement dated November 14, 2003. (12)

10.31.2 Amendment Number Two to Loan and Security Agreement dated April 29, 2004. (14)

10.31.3 Amendment Number Three to Loan and Security Agreement dated as of September 24, 2004. (16)

10.32 Intercreditor and Lien Subordination Agreement, dated as of October 21, 2003, made by and among Wells Fargo Foothill, Inc., HSBC Bank USA,
        Phibro Animal Health Corporation ("Parent") and those certain subsidiaries of the Parent party thereto. (12)

10.33 Purchase and Sale Agreement dated as of December 26, 2003 by and among Phibro Animal Health Corporation ("PAHC"), Prince MFG, LLC, ("Prince MFG"), The Prince Manufacturing Company ("Prince" and together with PAHC and Prince MFG, the "Phibro Parties"), Palladium Equity Partners II,
        L.P. ("PEP II"), Palladium Equity Partners II-A, L.P., ("PEP II-A"), Palladium Equity Investors II, L.P., ("PEI II", and together with PEP II and PEP II-A, the "Investor Stockholders"), and Prince Mineral Company, Inc. ("Buyer"). (15)

10.34 Environmental Indemnification Agreement dated as of December 26, 2003 between the Phibro Parties (as defined therein) and Buyer. (15)

10.35 Amendment to Stockholders Agreement dated as of December 26, 2003 between PAHC, the Investor Stockholders and Jack Bendheim (15)

10.36 Advisory Fee Agreement dated as of December 26, 2003 between Buyer and PAHC(15)++

21      List of Subsidiaries (16)

31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act (16)

31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act (16)

31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act (16)

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

5 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.

6 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 14, 2001.

7 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

8 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

9 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 11, 2003, as amended by the Registrant's Form 8-K/A dated June 2, 2004.

10 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

11 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated October 2, 2003.

12 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003.

13 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated October 31, 2003.

14 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004.

15 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 12, 2004.

16  Filed herewith.

+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and furnished separately to the SEC in accordance with Rule 406(b).

++  This Exhibit is a management compensatory plan or arrangement.

Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company is not filing the written certification statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company submits periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its senior subordinated notes.

(b) Financial Statement Schedules

All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto or in other supplemental schedules.

(c) Reports on Form 8-K.

The Company filed a Form 8-K/A on June 2, 2004 reporting Item 7 to withdraw its application for confidential treatment of certain portions of a Stock Purchase Agreement. The Company did furnish reports on Form 8-K since then. On July 2, 2004 the Company furnished a report on Form 8-K reporting items 5 to disclose the filing of bankruptcy for La Cornubia.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets
       as of June 30, 2004 and 2003                                          F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
       for the years ended June 30, 2004, 2003 and 2002                      F-4

Consolidated Statements of Changes in Stockholders' Deficit
       for the years ended June 30, 2004, 2003 and 2002                      F-5

Consolidated Statements of Cash Flows
         for the years ended June 30, 2004, 2003 and 2002                    F-6

Notes to Consolidated Financial Statements                                   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Phibro Animal Health Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Phibro Animal Health Corporation and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Florham Park, New Jersey
September 27, 2004

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          As of June 30, 2004 and 2003
                                 (In Thousands)

                                                           2004           2003
                                                        ---------      ---------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $   5,568     $  11,179
    Trade receivables, less allowance for
      doubtful accounts of $1,358 and $1,437
      at June 30, 2004 and 2003, respectively              57,658        52,714
    Other receivables                                       2,766         3,503
    Inventories                                            79,910        87,849
    Prepaid expenses and other current assets               8,688         9,868
    Current assets from discontinued operations                --         9,276
                                                        ---------     ---------
        TOTAL CURRENT ASSETS                              154,590       174,389
PROPERTY, PLANT AND EQUIPMENT, net                         58,786        63,905
INTANGIBLES                                                11,695         8,669
OTHER ASSETS                                               16,298        14,059
OTHER ASSETS FROM DISCONTINUED OPERATIONS                      --        13,325
                                                        ---------     ---------
                                                        $ 241,369     $ 274,347
                                                        =========     =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Cash overdraft                                      $     891     $   1,686
    Loans payable to banks                                 10,996        37,878
    Current portion of long-term debt                       1,351        24,124
    Accounts payable                                       46,972        55,355
    Accrued expenses and other current liabilities         40,010        40,699
    Current liabilities from discontinued operations           --         5,557
                                                        ---------     ---------
        TOTAL CURRENT LIABILITIES                         100,220       165,299
LONG-TERM DEBT                                            158,018       102,263
OTHER LIABILITIES                                          22,286        21,241
OTHER LIABILITIES FROM DISCONTINUED OPERATIONS                 --         1,173
                                                        ---------     ---------
        TOTAL LIABILITIES                                 280,524       289,976
                                                        ---------     ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
    Series B and C preferred stock                         24,678        68,881
                                                        ---------     ---------
STOCKHOLDERS' DEFICIT:
    Preferred stock - $100 par value, 150,543
      shares authorized, none issued                          521           521
      at June 30, 2004 and 2003; Series A
      preferred stock - $100 par value,
      6% non-cumulative, 5,207 shares
      authorized, issued and outstanding
      at June 30, 2004 and 2003
    Common stock - $0.10 par value, 30,300
      authorized and 24,488 shares issued                       2             2
      and outstanding at June 30, 2004 and 2003
    Paid-in capital                                           860           860
    Accumulated deficit                                   (57,964)      (79,489)
    Accumulated other comprehensive income (loss):
      Gain on derivative instruments, net of tax                9            81
      Cumulative foreign currency translation adjustment   (7,261)       (6,485)
                                                        ---------     ---------
        TOTAL STOCKHOLDERS' DEFICIT                       (63,833)      (84,510)
                                                        ---------     ---------

                                                        $ 241,369     $ 274,347
                                                        =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                For the Years Ended June 30, 2004, 2003 and 2002
                                 (In Thousands)


                                                                                  2004           2003           2002
                                                                               ---------      ---------      ---------
NET SALES                                                                      $ 358,274      $ 341,746      $ 328,676
COST OF GOODS SOLD                                                               267,871        251,200        247,411
                                                                               ---------      ---------      ---------
    GROSS PROFIT                                                                  90,403         90,546         81,265

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (includes
    litigation income of $3,040 in 2003 and $742 in 2002)                         66,128         65,050         70,636
COSTS OF NON-COMPLETED TRANSACTION                                                 5,261             --             --
                                                                               ---------      ---------      ---------
    OPERATING INCOME                                                              19,014         25,496         10,629

OTHER:
    Interest expense                                                              18,618         16,281         18,070
    Interest (income)                                                               (130)           (85)          (346)
    Other (income) expense, net                                                     (781)         1,539          3,349
    Net (gain) on extinguishment of debt                                         (23,226)            --             --
                                                                               ---------      ---------      ---------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                                        24,533          7,761        (10,444)

PROVISION FOR INCOME TAXES                                                         7,969         10,060         14,767
                                                                               ---------      ---------      ---------
    INCOME (LOSS) FROM CONTINUING OPERATIONS                                      16,564         (2,299)       (25,211)

DISCONTINUED OPERATIONS:
    (Loss) from discontinued operations (net of income taxes)                     (1,625)       (14,577)       (26,559)
    (Loss) on disposal of discontinued operations (net of income taxes)           (2,089)          (683)            --
                                                                               ---------      ---------      ---------
    NET INCOME (LOSS)                                                             12,850        (17,559)       (51,770)

OTHER COMPREHENSIVE INCOME (LOSS):
    Change in derivative instruments, net of tax                                     (72)          (981)         1,062
    Change in currency translation adjustment                                       (776)         7,377         (6,125)
                                                                               ---------      ---------      ---------
    COMPREHENSIVE INCOME (LOSS)                                                $  12,002      $ (11,163)     $ (56,833)
                                                                               =========      =========      =========
    NET INCOME (LOSS)                                                             12,850        (17,559)       (51,770)

Excess of the reduction of redeemable preferred stock over total assets
    divested and costs and liabilities incurred on the Prince Transactions        20,138             --             --
Dividends and equity value accreted on Series B and C redeemable
    preferred stock                                                              (11,463)       (12,278)        (7,623)
                                                                               ---------      ---------      ---------
    NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                         $  21,525      $ (29,837)     $ (59,393)
                                                                               =========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                For the Years Ended June 30, 2004, 2003 and 2002
                                 (In Thousands)


                                                     Common                    Retained
                                    Preferred        Stock                     Earnings    Accumulated Other
                                      Stock    -----------------  Paid-in    (Accumulated    Comprehensive
                                    Series A    Class A  Class B  Capital      Deficit)      (Loss) income      Total
                                    --------    -------  -------  -------      --------      -------------      -----
 BALANCE, JUNE 30, 2001                 $ 521      $ 1      $ 1      $ 878        $ 9,741       $ (7,737)      $ 3,405

    Dividends on Series B and C
     redeemable preferred stock                                                    (7,623)                      (7,623)

    Change in derivative
     instruments, net of tax                                                                       1,062         1,062

    Foreign currency translation
     adjustment                                                                                   (6,125)       (6,125)

    Receivable from principal
     shareholder                                                      (138)                                       (138)

    Net (loss)                                                                    (51,770)                     (51,770)
                                        -----      ---      ---      -----      ---------      ---------     ---------
 BALANCE, JUNE 30, 2002                 $ 521      $ 1      $ 1      $ 740      $ (49,652)     $ (12,800)    $ (61,189)
                                        =====      ===      ===      =====      =========      =========     =========
    Dividends on Series B and C
     redeemable preferred stock                                                    (8,808)                      (8,808)

    Equity value accreted on
     Series B and C redeemable
     preferred stock                                                               (3,470)                      (3,470)

    Change in derivative
     instruments, net of tax                                                                        (981)         (981)

    Foreign currency translation
     adjustment                                                                                    7,377         7,377

    Payable to principal
     shareholder                                                       120                                         120

    Net (loss)                                                                    (17,559)                     (17,559)
                                        -----      ---      ---      -----      ---------      ---------     ---------
 BALANCE, JUNE 30, 2003                 $ 521      $ 1      $ 1      $ 860      $ (79,489)     $  (6,404)    $ (84,510)
                                        =====      ===      ===      =====      =========      =========     =========

    Excess of the reduction in redeemable preferred stock over total assets divested and costs and liabilities incurred on
     the Prince Transactions                                                       20,138                       20,138

    Dividends on Series B and C
     redeemable preferred stock                                                    (6,042)                      (6,042)

    Equity value accreted on
     Series B and C redeemable
     preferred stock                                                               (5,421)                      (5,421)

    Change in derivative
     instruments, net of tax                                                                         (72)          (72)

    Foreign currency translation
     adjustment                                                                                     (776)         (776)

    Net income                                                                     12,850                       12,850
                                        -----      ---      ---      -----      ---------      ---------     ---------
 BALANCE, JUNE 30, 2004                 $ 521      $ 1      $ 1      $ 860      $ (57,964)     $  (7,252)    $ (63,833)
                                        =====      ===      ===      =====      =========      =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 2004, 2003 and 2002
                                 (In Thousands)


                                                                  2004         2003         2002
                                                               ---------    ---------    ---------
OPERATING ACTIVITIES:
    Net income (loss)                                          $  12,850    $ (17,559)   $ (51,770)
    Adjustment for discontinued operations                         3,714       15,260       26,559
                                                               ---------    ---------    ---------
    Income (loss) from continuing operations                      16,564       (2,299)     (25,211)

    Adjustments to reconcile income (loss) from continuing
        operations to net cash provided (used) by
        operating activities:
      Depreciation and amortization                               13,183       12,524       12,355
      Deferred income taxes                                          326        6,460       11,238
      Net gain from sales of assets                                 (692)        (127)          (5)
      Net gain on extinguishment of debt                         (23,226)          --           --
      Change in redemption amount of redeemable common stock          --           --         (378)
      Effects of changes in foreign currency                        (548)         390        2,120
      Other                                                        1,114          387        2,416

      Changes in operating assets and liabilities:
        Accounts receivable                                       (7,222)       3,810        6,046
        Inventories                                                3,660       (1,598)     (13,991)
        Prepaid expenses and other current assets                   (314)      (3,122)      (2,819)
        Other assets                                              (3,079)      (2,632)       2,667
        Accounts payable                                          (5,650)      20,503       (6,606)
        Accrued expenses and other liabilities                     6,965         (355)       8,511
        Accrued costs of non-completed transaction                 3,970           --           --
    Cash provided (used) by discontinued operations               (2,189)         716       (1,088)
                                                               ---------    ---------    ---------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           2,862       34,657       (4,745)
                                                               ---------    ---------    ---------
INVESTING ACTIVITIES:
    Capital expenditures                                          (6,244)      (8,636)      (8,518)
    Acquisition of a business, net of cash acquired                   --           --       (7,182)
    Proceeds from property damage claim                               --           --          411
    Proceeds from sale of assets                                   1,094        2,565           19
    Other investing                                                 (655)         737          580
    Discontinued operations                                       14,875        1,363       (2,671)
                                                               ---------    ---------    ---------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           9,070       (3,971)     (17,361)
                                                               ---------    ---------    ---------
FINANCING ACTIVITIES:
    Net increase (decrease) in cash overdraft                       (795)      (6,081)       3,438
    Net increase (decrease) in short-term debt                   (26,954)      (6,660)      14,237
    Proceeds from long-term debt                                 109,661        2,000        2,322
    Payments of long-term debt                                   (35,453)     (16,014)      (4,730)
    Payment of Pfizer obligations                                (28,300)          --           --
    Payments relating to the Prince Transactions and
        related costs                                            (21,393)          --           --
    Debt refinancing costs                                       (15,548)          --           --
    Discontinued operations                                        1,005          377       (1,590)
                                                               ---------    ---------    ---------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (17,777)     (26,378)      13,677
                                                               ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              234          452            3
                                                               ---------    ---------    ---------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (5,611)       4,760       (8,426)

CASH AND CASH EQUIVALENTS at beginning of period                  11,179        6,419       14,845
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS at end of period                     $   5,568    $  11,179    $   6,419
                                                               =========    =========    =========
Supplemental Cash Flow Information:
    Interest paid                                              $  17,578    $  16,104    $  17,003
    Income taxes paid                                              4,755        3,046        2,629

               The accompanying notes are an integral part of the
                       consolidated financial statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1. Description of Business

     Phibro Animal Health Corporation (the "Company" or "PAHC") is a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives ("MFA") and nutritional feed additives ("NFA"), which the Company sells throughout the world predominately to the poultry, swine and cattle markets. The Company is also a specialty chemicals manufacturer and marketer, serving numerous markets.

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

     The Company's Odda Smelteverk (Norway) ("Odda"), Carbide Industries (U.K.) ("Carbide"), Mineral Resource Technologies, Inc. ("MRT"), and La Cornubia S.A. (France) ("La Cornubia") businesses have been classified as discontinued operations as discussed in Note 5. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position and cash flows of the discontinued operations. These footnotes present information only for continuing operations, unless otherwise indicated.

     The Company presents its consolidated financial statements on the basis of its fiscal year ending June 30. All references to years 2004, 2003, and 2002 in these financial statements refer to the fiscal year ended June 30 of that year.

     Risks, Uncertainties and Liquidity:

     The Company's ability to fund its operating plan relies upon the continued availability of borrowing under the senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the amended senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company's 2005 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due November 1, 2004 and June 1, 2005. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that would be available as needed. The Company has also undertaken a strategic review of its manufacturing capabilities, and is currently increasing inventory levels of certain products to enhance future flexibility and reduce costs. There can be no assurance the Company will be successful in any of the above-noted actions.

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

     Use of Estimates:

     Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates include reserves for bad debts, inventory obsolescence, environmental matters, depreciation and amortization periods of long-lived assets, recoverability of long-lived assets, realizability of deferred tax assets and actuarial assumptions related to the Company's pension plans.

     Revenue Recognition:

     Revenue is recognized upon transfer of title and when risk of loss passes to the customer, generally at the time of shipment. Net sales reflect total sales billed, less reductions for goods returned, trade discounts and customer allowances.

     Cash and Cash Equivalents:

     Cash equivalents include highly liquid investments with maturities of three months or less when purchased.

     Accounts Receivable and Allowance for Doubtful Accounts:

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the probable credit losses in its existing accounts receivable. The allowance is based on historical write-off experience and is reviewed periodically. Past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when the Company feels that it is probable that the receivable will not be recovered. Receivables consist of the following:

                                                      As of
                                      ----------------------------------
                                      June 30, 2004        June 30, 2003
                                      -------------        -------------
Trade receivables                        $57,658               $52,714
Employee receivables                         256                   267
Other receivables                          2,510                 3,236
                                         -------               -------
Total receivables                        $60,424               $56,217
                                         =======               =======

     The allowance for doubtful accounts was:

                                           2004         2003           2002
                                         -------       -------       -------
Balance at beginning of period           $ 1,437       $ 1,461       $ 1,760
Provision for bad debts                      565           347           979
Bad debt write-offs                         (644)         (371)       (1,278)
                                         -------       -------       -------
Balance at end of period                 $ 1,358       $ 1,437       $ 1,461
                                         =======       =======       =======

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

     Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods; cost for certain inventories is determined under the last-in, first-out (LIFO) method. Inventories valued at LIFO amounted to $0 and $3,805 at June 30, 2004 and 2003, respectively. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:
                                                           As of
                                            -------------------------------
                                            June 30, 2004     June 30, 2003
                                            -------------     -------------
Raw materials                                 $ 16,313          $ 21,668
Work-in-process                                  1,764             1,565
Finished goods                                  61,833            65,248
Excess of FIFO cost over LIFO cost                  --              (632)
                                              --------          --------
Total inventory                               $ 79,910          $ 87,849
                                              ========          ========

     Property, Plant and Equipment:

     Property, plant and equipment are stated at cost. The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized was $0, $0 and $106 in 2004, 2003 and 2002, respectively.

     Depreciation is charged to results of operations using the straight-line method based upon the assets' estimated useful lives ranging from 8 to 20 years for buildings and improvements and 3 to 10 years for machinery and equipment.

     The Company capitalizes costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the statements of operations and comprehensive income (loss).

     Deferred Financing Costs:

     Deferred financing costs related to the senior secured notes and senior subordinated notes are amortized over the respective lives of the notes. Deferred financing costs related to the senior credit facility are amortized over the life of the agreement.

     Intangibles:

     Product intangibles cost arising from the MFA acquisition was $10,673 and $10,449 at June 30, 2004 and 2003, respectively, and accumulated amortization of $3,230 and $1,780 at June 30, 2004 and 2003, respectively. Amortization expense was $1,229, $964 and $816 for 2004, 2003 and 2002, respectively. Amortization expense from the MFA acquisition for each of the next five years from 2005 to 2009 is expected to be $1,145 per year.


     In May 2004 the Company acquired the rights to sell amprolium, an anticoccidial MFA, in most international markets. In payment for the acquired rights, the Company relinquished its claims against the seller for certain purchase order commitments, and will make $2,100 of cash payments to the seller over the next five years. The present value of these payments is $1,898 and was recorded as a liability. The $2,354 value of the purchase order commitments was recorded as a reduction in cost of goods sold and inventory, and an intangible asset of $4,252 was recorded representing the fair value of the acquired rights and is included on the Company's balance sheet at June 30, 2004. The Company will amortize this intangible over a 10 year period. No amortization was recorded in 2004. Amortization expense for each of the next five years from 2005 to 2009 is expected to be $425 per year.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

     Foreign Currency Translation:

     Financial position and results of operations of the Company's international subsidiaries generally are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders' deficit. Income statement accounts are translated at the average rates of exchange prevailing during the year.

     A business unit of Koffolk and all of Planalquimica operate primarily in U.S. dollars. The U.S. dollar is designated as the functional currency for these businesses and translation gains and losses are included in determining net income or loss.

     Foreign currency transaction gains and losses primarily arise from short-term intercompany balances. Net foreign currency transaction and translation (gains) losses were $(116), $789 and $3,385 for 2004, 2003 and 2002, respectively, and were included in other expense, net in the consolidated statements of operations, and comprehensive income (loss).

     Derivative Financial Instruments:

     The Company records all derivative financial instruments on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded in results of operations or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are included in operations in the periods in which operations are affected by the hedged item.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

     Research and Development Expenditures:

     Research and development expenditures are expensed as incurred, recorded in selling, general and administrative expenses and were $5,076, $4,634 and $4,251 for 2004, 2003 and 2002, respectively.

     New Accounting Pronouncements:

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

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment to FASB Statements No. 87, 88, and 106 (revised 2003)" ("SFAS No. 132"). This revision to SFAS No. 132 relates to employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 now requires additional
disclosures  to  describe  the  types  of  plan  assets,   investment  strategy,
measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods of defined pension plans and other defined postretirement plans. The additional disclosures required by this revision to SFAS No. 132 have been provided in the notes to consolidated financial statements.

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

3.  Refinancing

    On October 21, 2003, the Company issued 105,000 units consisting of $85,000 of 13% Senior Secured Notes due 2007 (the "US Senior Notes") and $20,000 13% Senior Secured Notes due 2007 of Philipp Brothers Netherlands III B.V. (the "Dutch Senior Notes" and, together with the US Senior Notes, the "Senior Secured Notes"), an indirect wholly-owned subsidiary of the Company (the "Dutch issuer"). The Company used the proceeds from the issuance to: (i) repurchase $51,971 of its 9 7/8% Senior Subordinated Notes due 2008 at a price equal to 60% of the principal amount thereof, plus accrued and unpaid interest; (ii) repay its senior credit facility of $34,888 outstanding at the repayment date; (iii) satisfy, for a payment of approximately $29,315, certain of its outstanding obligations to Pfizer Inc., including: (a) $20,075 aggregate principal amount of its promissory note plus accrued and unpaid interest, (b) $9,748 of accounts payable, (c) $9,040 of accrued expenses, and (d) future contingent purchase price obligations under its agreements with Pfizer Inc. by which the Company acquired Pfizer's medicated feed additive business; and (iv) pay fees and expenses relating to the above transactions.

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
                                                                    ========

    The  US  Senior  Notes  and  the  Dutch  Senior  Notes  are  senior  secured obligations of each of the Company (the "US Issuer") and the Dutch issuer, respectively. The US Senior Notes and the Dutch Senior Notes are guaranteed on a senior secured basis by all the US Issuer's domestic restricted subsidiaries, and the Dutch Senior Notes are guaranteed on a senior secured basis by the US Issuer and by the restricted subsidiaries of the Dutch issuer, presently consisting of Phibro Animal Health SA. The US Senior Notes and related guarantees are collateralized by substantially all of the US Issuer's assets and the assets of its domestic restricted subsidiaries, other than real property and interests therein, including a pledge of all the capital stock of such domestic restricted subsidiaries. The Dutch Senior Notes and related guarantees are collateralized by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, and a mortgage on substantially all of the real property of the Dutch issuer and each of its restricted subsidiaries, a pledge of 100% of the capital stock of each subsidiary of the Dutch issuer, a pledge of the intercompany loans made by the Dutch issuer to its restricted subsidiaries and substantially all of the assets of the U.S. guarantors, other than real property and interests therein. The indenture governing the Senior Secured Notes provides for optional make-whole redemptions at any time prior to June 1, 2005, optional redemption on or after June 1, 2005, and requires the Company to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

    Also, on October 21, 2003, the Company entered into a new replacement domestic senior credit facility ("senior credit facility") with Wells Fargo Foothill, Inc., providing for a working capital facility plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities initially could not exceed $25,000, including aggregate borrowings under the working capital facility up to $15,000. On April 29, 2004, the Company amended the senior credit facility to increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $25,000 to $27,500 and to increase the amount of aggregate borrowings available under the working capital facility from $15,000 to $17,500. As of September 24, 2004, the Company amended the senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $27,500 to $32,500; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17,500; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5,300 for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336; and (v) establish covenant EBITDA levels for the periods ending after June 30, 2004. The amendment was effective June 30, 2004 for items (i),
(ii) and (iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for all other items.

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

    Pursuant to definitive purchase and other agreements executed on and effective as of the Closing Date, the Prince Transactions included the following elements: (i) the transfer of substantially all of the business and assets of PMC to Buyer; (ii) the reduction of the value of the Company's Preferred Stock owned by the Palladium Investors from $72,184 to $16,517 (accreted through the Closing Date) by means of the redemption of all of its shares of Series B Preferred Stock and a portion of its Series C Preferred Stock; (iii) the termination of $2,250 in annual management advisory fees payable by the Company to Palladium; (iv) a cash payment of $10,000 to the Palladium Investors in respect of the portion of the Company's Preferred Stock not exchanged in consideration of the business and assets of PMC; (v) the agreement of the Buyer to pay the Company for advisory fees for the next three years of $1,000, $500, and $200, respectively (which were pre-paid at closing by the Buyer and satisfied for $1,300, the net present value of such payments); and (vi) the Buyer agreed to supply manganous oxide and red iron oxide products and to provide certain mineral blending services to the Company's Prince Agriproducts subsidiary ("Prince Agri"). Prince Agri agreed to continue to provide the Buyer with certain laboratory, MIS and telephone services, all on terms substantially consistent with the historic relationship between Prince Agri and PMC, and to lease to Buyer office space used by PMC in Quincy, Illinois. The Company has an agreement to receive certain treasury services from Palladium for $100 per year. Pursuant to definitive agreements, the Company made customary representations, warranties and environmental and other

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

indemnities, agreed to a post-closing working capital adjustment, paid $3,958 in full satisfaction of all intercompany debt owed to PMC, paid a closing fee to Palladium of $500, made certain capital expenditure adjustments included as part of the intercompany settlement amount, and agreed to pay for certain out-of-pocket transaction expenses. PMC retained $414 of its accounts receivable. The Company established a $1,000 letter of credit escrow for two years to secure its working capital adjustment and certain indemnification obligations. The Company agreed to indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of Buyer for less than $21,000, up to a maximum payment by the Company of $4,000 (the "Backstop Indemnification Amount"). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company's Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company's obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of Buyer by January 1, 2009. The definition of "Equity Value" in the Company's Certificate of Incorporation was amended to reduce the multiple of trailing EBITDA payable in connection with any future redemption of Series C Preferred to 6.0 from 7.5

    The excess of the reduction in redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions was recorded as a decrease to accumulated deficit on the Company's consolidated balance sheet at December 31, 2003, and was calculated as follows:

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
                                                                      =======

    PMC is included in the Company's Industrial Chemicals segment. The results of operations of PMC were:

                                             For the Years Ended June 30,
                                           ----------------------------------
                                            2004          2003         2002
                                            ----          ----         ----
Net sales                                  $11,118      $22,332      $21,451
 Operating income                            2,278        3,579        3,640
 Depreciation and amortization                 487          956          966

    The divestiture of PMC has not been reflected as a discontinued operation due to the existence of the Backstop Indemnification and continuing supply and service agreements.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

5. Discontinued Operations

    The Company shutdown Odda and divested Carbide during 2003, and sold MRT and shutdown La Cornubia during 2004. These businesses have been classified as discontinued operations.

    Odda and Carbide

    Operating results and loss on disposal of Odda and Carbide were:

                                                 For the Years Ended June 30,
                                                 ----------------------------
                                                     2003            2002
                                                  --------         --------
OPERATING RESULTS:
Net sales                                         $ 11,217         $ 31,219
Cost of goods sold                                  13,723           46,116
Selling, general and
  administrative expenses                            3,175           12,812
Asset writedowns                                     7,781               --
Other income                                         2,327            3,699
                                                  --------         --------
(Loss) before income taxes                         (11,135)         (24,010)
(Benefit) for income taxes                             (58)          (1,170)
                                                  --------         --------
(Loss) from operations                            $(11,077)        $(22,840)
                                                  ========         ========
Depreciation and amortization                     $    894         $ 17,676
                                                  ========         ========

LOSS ON DISPOSAL:
Assets                                            $ (3,359)
Liabilities                                          6,432
Unsecured debt                                       2,488
Currency translation adjustment                     (6,244)
                                                  --------
(Loss) on disposal                                $   (683)
                                                  ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

    Mineral Resource Technologies, Inc.

    The Company sold MRT on August 28, 2003. Net proceeds, after transaction costs, were approximately $13,836. Operating results, gain on sale and balance sheet items of MRT were:

                                                For the Years Ended June 30,
                                           ------------------------------------
                                              2004          2003         2002
                                           --------      --------      --------
OPERATING RESULTS:
Net sales                                  $  3,327      $ 18,671      $ 17,045
Cost of goods sold                            3,135        19,943        17,676
Selling, general and
  administrative expenses                       316         2,182         2,299
                                           --------      --------      --------
(Loss) before income taxes                     (124)       (3,454)       (2,930)
Provision for income taxes                       --            --            --
                                           --------      --------      --------
(Loss) from operations                     $   (124)     $ (3,454)     $ (2,930)
                                           ========      ========      ========
Depreciation and amortization              $     --      $  1,309      $  1,192
                                           ========      ========      ========

GAIN ON SALE:
Current Assets                             $ (5,813)
Property, plant & equipment-net
  and other assets                          (10,703)
Liabilities                                   2,911
Net proceeds of sale                         13,836
                                           --------
Gain on disposal                           $    231
                                           ========

                                                                     As of
                                                                 June 30, 2003
                                                                 -------------
BALANCE SHEET:
Trade receivables                                                   $ 2,633
Other receivables                                                       304
Inventories                                                           1,643
Prepaid expenses and other current assets                               362
                                                                    -------
Current assets from discontinued operations                         $ 4,942
                                                                    =======
Property, plant and equipment, net                                  $ 9,999
Intangibles                                                             196
Other assets                                                            455
                                                                    -------
Other assets from discontinued operations                           $10,650
                                                                    =======

Accounts payable                                                    $ 1,466
Accrued expenses and other current liabilities                          585
                                                                    -------
Current liabilities from discontinued operations                    $ 2,051
                                                                    =======
Other liabilities                                                   $   198
                                                                    -------
Other liabilities from discontinued operations                      $   198
                                                                    =======

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
    La Cornubia, S.A.

    During June 2004 the Company determined that it would no longer fund the operations of La Cornubia. On June 30, 2004, La Cornubia filed for bankruptcy in France. The bankruptcy is proceeding in accordance with French law. The Company has been advised that, as a result of the bankruptcy, the creditors of La Cornubia have recourse only to the assets of La Cornubia. The Company removed all assets, liabilities, and cumulative translation adjustments related to La Cornubia from the Company's consolidated balance sheet as of June 30, 2004, and recorded a loss on disposal of discontinued operations. The Company obtained the consent of a majority of the holders of its senior secured notes due 2007 and its senior subordinated notes due 2008 to amend the indentures governing these notes in such a manner that the bankruptcy of La Cornubia would not create an event of default thereunder. The Company also obtained a waiver under its senior credit facility so that the bankruptcy of La Cornubia would not constitute an event of default under the senior credit facility.

    Operating results, loss on disposal and balance sheet items of La Cornubia were:

                                                For the Years Ended June 30,
                                           -------------------------------------
                                              2004         2003          2002
                                           --------      --------      --------
OPERATING RESULTS:
Net sales                                  $ 13,918      $ 13,479      $ 11,873
Cost of goods sold                           13,723        12,528        11,144
Selling, general and
  administrative expenses                     1,686         1,310         1,641
Other income                                    102           389           263
Interest (expense) - net                        (94)          (60)          (78)
                                           --------      --------      --------
(Loss) before income taxes                   (1,483)          (30)         (727)
Provision for income taxes                       18            16            62
                                           --------      --------      --------
(Loss) from operations                     $ (1,501)     $    (46)     $   (789)
                                           ========      ========      ========
Depreciation and amortization              $    400      $    359      $    325
                                           ========      ========      ========

LOSS ON DISPOSAL:
Current Assets                             $ (5,085)
Property, plant & equipment-net
  and other assets                           (2,557)
Liabilities                                   3,614
Unsecured debt                                2,167
Currency translation adjustment                (459)
                                           --------
(Loss) on disposal                         $ (2,320)
                                           ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                                                      As of
                                                                     June 30,
                                                                      2003
                                                                     -------
BALANCE SHEET:
Trade receivables                                                    $2,957
Other receivables                                                       139
Inventories                                                             918
Prepaid expenses and other current assets                               348
                                                                     ------
Current assets from discontinued operations                          $4,362
                                                                     ======
Property, plant and equipment, net                                   $2,535
Other assets                                                            140
                                                                     ------
Other assets from discontinued operations                            $2,675
                                                                     ======
Accounts payable                                                     $1,560
Accrued expenses and other current liabilities                          910
Unsecured debt                                                        1,036
                                                                     ------
Current liabilities from discontinued operations                     $3,506
                                                                     ======
Other liabilities                                                    $  975
                                                                     ------
Other liabilities from discontinued operations                       $  975
                                                                     ======

6. Property, Plant and Equipment

     Property, plant and equipment was:
                                                       As of June 30,
                                                 --------------------------
                                                    2004            2003
                                                 --------         --------
Land                                             $  5,657         $  5,816
Buildings and improvements                         27,925           29,841
Machinery and equipment                           105,308          106,026
                                                 --------         --------
                                                  138,890          141,683
Less:  accumulated depreciation                    80,104           77,778
                                                 --------         --------
                                                 $ 58,786         $ 63,905
                                                 ========         ========

     Certain of the buildings of Koffolk are on land leased for a nominal amount from the Israel Land Authority. The lease expires on July 9, 2027.

     Depreciation expense was $9,122, $9,202 and $10,235 for 2004, 2003 and 2002, respectively.

7. Related Party Transactions

      The Company owns approximately $2,300 par value of preferred stock of a pharmaceutical company. The principal common stockholder of the Company owns approximately 15% voting common stock interest in the pharmaceutical company, acquired for approximately $500. The preferred stock investment, included in other assets, has a net carrying value of $1,610 at June 30, 2004.

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

     In accordance with the terms of the Prince Transactions (Note 4) the Buyer paid the Company advisory fees of $500 for the year ended June 30, 2004. The Buyer also supplied manganous oxide and red iron oxide products, and provided certain mineral blending services to the Company's Prince Agriproducts subsidiary ("Prince Agri") for which Prince Agri paid $2,149 during the year ended June 30, 2004. Prince Agri provided the Buyer with certain laboratory, MIS and telephone services, and leased to Buyer office space in Quincy, Illinois for which the buyer paid Prince Agri $421 during the year ended June 30, 2004. The Company also has an agreement to receive certain treasury services from the Palladium Investors for $100 per year. Prior to the Prince Transactions an annual management advisory fee of $2,250 was payable to the Palladium Investors. Payments were due quarterly in advance and were charged to general and administrative expense. The management fee was $1,125, $2,250 and $2,250 for 2004, 2003 and 2002, respectively.

8. Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities were:

                                                         As of June 30,
                                                   -------------------------
                                                     2004             2003
                                                   -------          -------
Employee related expenses                          $11,444          $10,003
Payments due to Pfizer                                  --            9,040
Interest and tax accruals                            4,836            9,249
Other accrued liabilities                           23,730           12,407
                                                   -------          -------
                                                   $40,010          $40,699
                                                   =======          =======

9. Debt

     Loans Payable to Banks

     At June 30, 2004, loans payable to banks included $10,996 under the senior credit facility with Wells Fargo Foothill, Inc. The weighted average interest rate under the senior credit facility from its inception at October 21, 2003 through June 30, 2004 was 8.0%. At June 30, 2004, the Company had $6,504 of borrowings available under the borrowing base formula in effect for the working capital facility that is provided under the senior credit facility.

    On October 21, 2003, the Company entered into a new senior credit facility with Wells Fargo Foothill, Inc., providing for a working capital facility plus a letter of credit facility. The aggregate amount of borrowings under such working capital and letter of credit facilities may not exceed $25,000, including aggregate borrowings under the working capital facility of up to $15,000. On April 29, 2004, the Company amended the senior credit facility to increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $25,000 to $27,500 and to increase the amount of aggregate borrowings available under the working capital facility from $15,000 to $17,500. As of September 24, 2004, the Company amended the senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $27,500 to $32,500; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17,500; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5,300 for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336; and (v) establish covenant EBITDA levels for the periods after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and
(iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for all other items.

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

     As of June 30, 2004, the Company was in compliance with the financial covenants of the amended senior credit facility. The senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries' stock, disposition of assets, investments, and mergers and acquisitions.

    The senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the consolidated balance sheet.

       Long-Term Debt
                                                               As of
                                                   -----------------------------
                                                   June 30, 2004   June 30, 2003
                                                   -------------   -------------
Senior secured notes due December 1, 2007             $105,000       $     --
Senior subordinated notes due June 1, 2008              48,029        100,000
Foreign bank loans                                       6,237          3,906
Pfizer promissory note                                      --         20,075
Bank capital expenditure facility                           --          1,496
Capitalized lease obligations and other                    103            910
                                                      --------       --------
                                                       159,369        126,387
Less:  current maturities                                1,351         24,124
                                                      --------       --------
                                                      $158,018       $102,263
                                                      ========       ========

         Senior Secured Notes due 2007

    In October 2003 the Company issued 105,000 units, consisting of $85,000 of 13% Senior Secured Notes due 2007 (the "US Senior Notes") and $20,000 of 13% Senior Secured Notes due 2007 of Philipp Brothers Netherlands III B.V. (the "Dutch Senior Notes" and, together with the US Senior Notes, the "Senior Secured Notes"), an indirect wholly-owned subsidiary of the Company (the "Dutch issuer").

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

    The  US  Senior  Notes  and  the  Dutch  Senior  Notes  are  senior  secured obligations of each of the Company (the "US issuer") and the Dutch issuer, respectively. The US Senior Notes and the Dutch Senior Notes are guaranteed on a senior secured basis by all the US Issuer's domestic restricted subsidiaries, and the Dutch Senior Notes are guaranteed on a senior secured basis by the US Issuer and by the restricted subsidiaries of the Dutch issuer, presently consisting of Phibro Animal Health SA. The US Senior Notes and related guarantees are collateralized by substantially all of the US Issuer's assets and the assets of its domestic restricted subsidiaries, other than real property and interests therein, including a pledge of all the capital stock of such domestic restricted subsidiaries. The Dutch Senior Notes and related guarantees are collateralized by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, and a mortgage on substantially all of the real property of the Dutch issuer and each of its restricted subsidiaries, a pledge of 100% of the capital stock of each subsidiary of the Dutch issuer, a pledge of the intercompany loans made by the Dutch issuer to its restricted subsidiaries and substantially all of the assets of the U.S. guarantors, other than real property and interests therein. The indenture governing the Senior Secured Notes provides for optional make-whole redemptions at any time prior to June 1, 2005, optional redemption on or after June 1, 2005, and requires the Company to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).

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

         Foreign Bank Loans

     The bank loans of the Company's Koffolk Ltd. (Israel) subsidiary are collateralized by its receivables and inventory, accrue interest at LIBOR plus 1.25%, and are repayable in equal quarterly payments through 2005. The LIBOR rate was 1.15% at June 30, 2004.

     The Company's foreign subsidiaries have aggregate credit lines of $11,044. At June 30, 2004, the Company had $4,807 of borrowings available under these credit lines.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

     Aggregate Maturities of Long-Term Debt

     The aggregate maturities of long-term debt as of June 30, 2004 were:

Year Ended June 30,
-------------------
    2005                                               $  1,351
    2006                                                  4,127
    2007                                                     --
    2008                                                153,891
    2009                                                     --
                                                       --------
      Total                                            $159,369
                                                       ========

10. Redeemable Common Stock of Subsidiary

     A key executive of the Company has a 2.1% ownership interest in the common stock of a subsidiary. The subsidiary's shares are redeemable at fair market value, based on independent appraisal, upon the death, disability or termination of the key executive. The Company and its subsidiary have entered into a severance agreement with the executive for payments based on a multiple of pre-tax earnings (as defined). The payments are subject to certain restrictions pursuant to terms of the senior credit facility. At June 30, 2004 no severance payments would have been due upon termination.

11. Redeemable Preferred Stock

     Effective December 26, 2003 (the "Closing Date"), the Company entered into the Prince Transactions with the Palladium Investors (Note 4). Pursuant to definitive purchase and other agreements executed on and effective as of the Closing Date, the Prince Transactions included the following elements which relate to the Company's Redeemable Preferred Stock: the reduction of the value of the Company's Preferred Stock owned by the Palladium Investors from $72,184 (25,000 Series B shares and 20,000 Series C shares) to $16,517 (accreted through the Closing Date) (10,591 Series C shares) by means of the redemption of all of its shares of Series B Preferred Stock and a portion of its Series C Preferred Stock; the termination of $2,250 in annual management advisory fees payable by the Company to Palladium; a cash payment of $10,000 to the Palladium Investors in respect of the portion of the Company's Preferred Stock not exchanged in consideration of the business and assets of PMC; and the agreement of the Palladium Investors to pay the Company for advisory fees for the next three years of $1,000, $500, and $200, respectively (which were pre-paid at closing by the Palladium Investors and satisfied for $1,300, the net present value of such payments). The Company has an agreement to receive certain treasury services from the Palladium Investors for $100 per year.

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

     On the third closing anniversary and on each closing anniversary thereafter, the Company may redeem, for cash only, in whole the Preferred C, at the Liquidation Value plus the Equity Value payment. At any time after the redemption of the Company's Senior Subordinated Notes (due June 2008), Palladium Investors shall have the right to require the Company to redeem, for cash, the Preferred C at the Liquidation Value plus the Equity Value payment.

     Dividends of $6,042, $8,808 and $7,623 for the years ended June 30, 2004, 2003 and 2002, respectively, were accrued on the preferred shares and charged to retained earnings. Equity Value of $5,421, $3,470 and $0 for the years ended June 30, 2004, 2003 and 2002, respectively, was accrued and charged to retained earnings.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

                                                          As of
                                              --------------------------------
                                              June 30, 2004      June 30, 2003
                                              -------------      -------------
Series B
   Value at issuance                            $   --              $25,000
   Accrued dividends                                --               11,339
Series C
   Value at issuance                            10,591               20,000
   Accrued dividends                             7,200                9,072
   Accreted equity value                         6,887                3,470
                                               -------              -------
Total redeemable preferred stock               $24,678              $68,881
                                               =======              =======

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

12. Common Stock and Paid-in Capital

      Common Stock:

      Common stock at June 30, 2004 and 2003 was:

                                        Authorized
                                          Shares   Issued Shares  Amount at Par
                                        ---------- ------------   -------------
Class A common stock.................     16,200       12,600         $.10
Class B common stock.................     14,100       11,888         $.10
                                          ------       ------
                                          30,300       24,488

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

     Redeemable Common Stock:

     Pursuant to terms of an agreement with a minority shareholder, who is also an officer of the Company, the Company is required to purchase at book value, the Class B shares of such shareholder upon his retirement, death, disability, or the termination of his employment. Should such shareholder elect to sell his shares, the Company has a right of first offer and an option to purchase the shares. The Company records a liability for the redemption amount as calculated at each balance sheet date. No liability was recorded as of June 30, 2004 and 2003. Income of $378 was recorded during 2002 to adjust the shares to redeemable value.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

13. Employee Benefit Plans

     The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible domestic nonunion employees who meet certain requirements of age, length of service and hours worked per year. The Company's Belgium subsidiary maintains a defined contribution and defined benefit plan for eligible employees. The benefits provided by the plans are based upon years of service and the employees' average compensation, as defined. The measurement date for the domestic and international pension plans was June 30, 2004 and 2003, respectively.

    Reconciliations of changes in benefit obligations, plan assets, and funded status of the plans were:

                                          Domestic             International
                                   --------------------    --------------------
                                     2004        2003        2004        2003
                                   --------    --------    --------    --------
Change in Benefit Obligation
Benefit obligation at beginning
  of year                          $ 15,846    $ 11,821    $  6,595    $  4,251
Service cost                          1,260       1,056         467         310
Employee contributions                   --          --          27         100
Interest cost                           891         784         374         259
Benefits paid                          (595)       (243)         (3)        (29)
Actuarial (gain) or loss               (251)       (663)       (475)        879
Curtailment                            (922)         --          --          --
Change in Discount Rate                (786)      3,092          --          --
Exchange rate impact                     --          --         338         825
                                   --------    --------    --------    --------
Benefit obligation at
  end of year                      $ 15,443    $ 15,846    $  7,323    $  6,595
                                   ========    ========    ========    ========

    At June 30, 2004 and 2003, the accumulated benefit obligation was $13,075 and $12,458, respectively, for domestic pension plans and $4,383 and $4,248, respectively, for international pension plans.

Change in Plan Assets
Fair value of plan assets at
  beginning of year                $ 10,387    $  9,717    $  4,566    $  2,882
Actual return on plan assets          1,069         537         435         204
Employer contributions                  935         376         558         841
Employee contributions                   --          --          27         100
Benefits paid                          (595)       (243)         (3)        (29)
Exchange rate impact                     --          --         245         568
                                   --------    --------    --------    --------
Fair value of plan assets at
  end of year                      $ 11,795    $ 10,387    $  5,828    $  4,566
                                   ========    ========    ========    ========
Funded Status
Funded status of the plan          $ (3,648)   $ (5,459)   $ (1,495)   $ (2,029)
Unrecognized net actuarial
  (gain) or loss                        152       2,358         368         961
Unrecognized prior service cost        (337)       (554)         --          --
Unrecognized transition
  obligation/(asset)                     (8)        (12)         --          --
                                   --------    --------    --------    --------
(Accrued) pension cost             $ (3,842)   $ (3,666)   $ (1,127)   $ (1,068)
                                   ========    ========    ========    ========

    The Company expects to contribute $990 and $602 to its Domestic and International plans, respectively, during fiscal 2005. The Company's policy is to fund the pension plans in amounts which comply with contribution limits imposed by law.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

    Components of net periodic pension expense were:

                                                    2004        2003      2002
                                                  -------    -------    -------
Domestic Pension Expense
 Service cost - benefits earned during the year   $ 1,260    $ 1,056    $   879
 Interest cost on benefit obligation                  891        784        714
 Expected return on plan assets                      (846)      (756)      (709)
 Amortization of initial unrecognized
   net transition (asset)                              (3)        (3)
                                                                             (3)
 Amortization of prior service costs                 (153)      (162)      (165)
 Amortization of net actuarial loss (gain)             25        (57)
                                                                            (31)
 Curtailment benefit                                  (64)        --         --
                                                  -------    -------    -------
 Net periodic pension cost - domestic             $ 1,110    $   862    $   685
                                                  =======    =======    =======
International Pension Expense
 Service cost - benefits earned during the year   $   467    $   310    $   217
 Interest cost on benefit obligation                  374        259        164
 Expected return on plan assets                      (300)      (203)      (123)
 Amortization of net actuarial loss                    22         --         --
                                                  -------    -------    -------
 Net periodic pension cost - international        $   563    $   366    $   258
                                                  =======    =======    =======


    Significant actuarial assumptions for the plans were:

                                             2004         2003         2002
                                             ----         ----         ----
Domestic Actuarial Assumptions
Discount rate for service and interest       5.8%         7.1%         7.5%
Expected rate of return on plan assets       7.5%         7.5%         7.5%
Rate of compensation increase             3.0%-4.5%    3.0%-4.5%    3.0%-4.5%
Discount rate for year-end benefit
  obligation                                 6.1%         5.8%         7.1%

International Actuarial Assumptions
Discount rate for service and interest       5.5%         5.8%         5.8%
Expected rate of return on plan assets       6.0%         6.0%         6.0%
Rate of compensation increase                3.0%         3.0%         3.0%
Discount rate for year-end benefit
  obligation                                 5.5%         5.5%         5.8%

    Estimated future benefit payments, including benefits attributable to future service, are as follows:

                                        Domestic          International
                                        --------          -------------
      2005                               $  295               $   37
      2006                                  301                   38
      2007                                  311                   40
      2008                                  451                   41
      2009                                  508                   42
      2010-2014                           4,500                1,817

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

     The Company's domestic plan target allocations for fiscal 2005 and the weighted asset allocation of plan assets as of June 30, 2004 and 2003 are as follows:

                                                 2005        2004       2003
                                                 ----        ----       ----
Domestic Plan Asset Allocations
Debt Securities                                45% - 55%      50%        59%
Equity Securities                              15% - 25%      19%        9%
Other                                          25% - 35%      31%        32%

    The expected long-term rate of return for the plan's total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation of each class. Equity securities are expected to return 8% to 10% over the long-term, while debt securities are expected to return 4% to 6%. Based on historical experience, the Committee expects that the Plan's asset managers will provide a modest (1/2% to 1% per annum) premium to their respective market benchmark indices.

    The investment policy and strategy is to earn a long-term investment return sufficient to meet the obligations of the Plan, while assuming a moderate amount of risk in order to maximize investment return. In order to achieve this goal, assets are invested in a diversified portfolio consisting of equity securities, debt securities, limited partnerships and other investments in a manner consistent with ERISA's fiduciary requirements.

     The Company's international plan target allocations for fiscal 2005 and the weighted asset allocation of plan assets as of June 30, 2004 and 2003 are as follows:

                                                 2005       2004        2003
                                                 ----       ----        ----
International Plan Asset Allocations
Debt Securities                                  59%        62%         79%
Equity Securities                                25%        21%         20%
Other                                            16%        17%         1%

    The expected long-term rate of return for the plan's total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 7.5% over the long-term, while debt securities are expected to return 5.5%.

    The Company assumed the liability for the International pension plan during 2002 as part of the MFA acquisition.

    In addition to Belgium, most of the Company's foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans primarily are based on compensation levels. Funding policies are based on legal requirements and local practices. Expense under these plans was $585, $522 and $534 for 2004, 2003 and 2002, respectively.

    The Company and its domestic subsidiaries provide a 401(k) savings plan, under which an employee may make a pre-tax contribution of up to 60% of base compensation. The Company makes a non-matching contribution equal to 1% of the employee's base compensation and a matching contribution equal to 50% of the employee's contribution up to the first 3% of base compensation and 25% of the employee's contribution from 3% to 6% of base compensation. All employee contributions are subject to the maximum amounts permitted for federal income tax purposes. Employees vest in the Company's matching contributions over 5 years. The Company's contribution was $502, $528 and $539 in 2004, 2003 and 2002, respectively.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

    The Company has a deferred compensation and supplemental retirement plan for certain senior executives. The benefits provided by the plan are based upon years of service and the executives' average compensation, subject to certain limits. The plan also provides for death benefits before retirement. Expense under this plan was $259, $249, and $204 in 2004, 2003 and 2002, respectively. The aggregate liability under this plan amounted to $2,018 and $1,678 at June 30, 2004 and 2003, respectively. To assist in funding the benefits of the plan, the Company invested in corporate-owned life insurance policies, through a trust, which at June 30, 2004 and 2003 had cash surrender values of $1,481 and $1,299, respectively, and are included in other assets.

     The Company has an executive income program to provide a pre-retirement death benefit and a supplemental retirement benefit for certain senior executives. The aggregate liability under this plan amounted to $416 and $385 at June 30, 2004 and 2003, respectively. To assist in funding the benefits of the plan, the Company invested in split-dollar life insurance policies, which at June 30, 2004 and 2003 had cash surrender values to the Company of $1,529 and $1,392, respectively, and are included in other assets.

14. Income Taxes

    Income (loss) from continuing operations before income taxes was:

                                                 2004        2003        2002
                                               --------    --------    --------
Domestic ....................................  $ 27,587    $  3,855    $ (5,507)
Foreign .....................................    (3,054)      3,906      (4,937)
                                               --------    --------    --------
Income (loss) from continuing operations
  before income taxes .......................  $ 24,533    $  7,761    $(10,444)
                                               ========    ========    ========

    Components of the provision for income taxes were:

                                                  2004       2003        2002
                                               --------    --------    --------
Current tax provision (benefit):
   Federal ..................................  $    563    $     --    $     --
   State and local ..........................     1,333         516        (256)
   Foreign ..................................     5,747       3,084       3,785
                                               --------    --------    --------
   Total current tax provision ..............     7,643       3,600       3,529
                                               --------    --------    --------
Deferred tax provision (benefit):
   Federal ..................................    10,150       1,705      (1,225)
   State and local ..........................    (1,396)       (345)       (590)
   Foreign ..................................    (1,671)        850      (1,673)
   Change in valuation allowance -domestic ..    (8,754)     (1,360)     14,726
                                 -foreign ...     1,997       5,610          --
                                               --------    --------    --------
   Total deferred tax provision .............       326       6,460      11,238
                                               --------    --------    --------
Provision for income taxes ..................  $  7,969    $ 10,060    $ 14,767
                                               ========    ========    ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

      Reconciliations of the Federal statutory rate to the Company's effective tax rate are:

                                                   2004        2003       2002
                                                   ----        ----       ----
Federal income tax rate ......................     35.0%       35.0%     (35.0)%
State and local taxes, net of federal
  income tax effect ..........................      3.5         1.4       (4.9)
Foreign tax rate differences and taxes
  in certain profitable foreign jurisdictions      22.9        33.2       50.8
Change in valuation allowance ................    (41.4)       55.0      131.8
Gain not taxable for book purposes ...........     10.4        --         --
Expenses with no tax benefit .................      1.7         4.4        1.0
Other ........................................      0.3         0.6       (2.3)
                                                   ----       -----      -----
Effective tax rate ...........................     32.4%      129.6%     141.4%
                                                   ====       =====      =====

    Most of the investments in fixed assets of the Company's Israeli subsidiary have been granted "approved enterprise" status under Israeli law. The subsidiary is also a "foreign investors' company" as defined by Israeli law. This status entitles the subsidiary to reduced tax rates. The entitlement of the reduced tax rates is conditional upon the subsidiary fulfilling the conditions stipulated by Israeli law, regulations published there-under and the instruments of approval for the specific investments in approved enterprises. In the event of failure to comply with these conditions, the benefits may be canceled and the subsidiary may be required to refund the amount of the benefits, in whole or in part, with the addition of interest. The periods of benefits expire in various years through 2010.

    Provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries of approximately $39,200, whose earnings have been or are intended to be reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated.

    The tax effects of significant temporary differences that comprise deferred tax assets and liabilities at June 30, 2004 and 2003 were:

                                                             As of June 30,
                                                        -----------------------
                                                          2004           2003
                                                        --------       --------
Deferred tax assets:
   Employee benefits .............................      $  3,274       $  3,194
   Property, plant and equipment .................           475            686
   Insurance .....................................           350            341
   Receivables allowances ........................           724            770
   Inventory .....................................         3,441          4,588
   Environmental remediation .....................         1,322          1,232
   Alternative minimum tax .......................           701            163
   Net operating loss carry forwards -domestic ...        11,645         20,186
                                     -foreign ....        10,432          1,290
   Other .........................................         1,333          2,059
                                                        --------       --------
                                                          33,697         34,509
   Valuation allowance ...........................       (30,045)       (32,954)
                                                        --------       --------
                                                           3,652          1,555
Deferred tax liabilities
   Property, plant and equipment .................        (2,727)        (2,354)
   Other .........................................        (2,649)            --
                                                        --------       --------
                                                          (5,376)        (2,354)
                                                        --------       --------
Net deferred tax liability .......................      $ (1,724)      $   (799)
                                                        ========       ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

    Deferred taxes are included in the following line items in the consolidated balance sheets:

                                                            2004           2003
                                                          -------       -------
Prepaid expenses and other current assets ..........      $   502       $   543
Accrued expenses and other current liabilities .....         (138)         (111)
Other assets .......................................          669           624
Other liabilities ..................................       (2,757)       (1,855)
                                                          -------       -------
                                                          $(1,724)      $  (799)
                                                          =======       =======

     The Company has incurred domestic and foreign losses in recent years and has reassessed the likelihood of recovering net deferred tax assets, resulting in the recording of valuation allowances due to the uncertainty of future profitability. The Company recorded income tax expense and increased the valuation allowances by $5,610 and $11,594 during the fourth quarters of 2003 and 2002, respectively. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

     The valuation allowance for deferred tax assets was:

                                              2004          2003           2002
                                           --------       --------      --------
Balance at beginning of period             $ 32,954       $ 18,495      $  1,434
Change in valuation allowance                (6,757)         4,250        14,726
Other adjustments                             3,848         10,209         2,335
                                           --------       --------      --------
Balance at end of period                   $ 30,045       $ 32,954      $ 18,495
                                           ========       ========      ========

     The other adjustments in the valuation allowance consist primarily of changes in the valuation allowance attributable to discontinued operations.

     The Company has domestic federal net operating loss carry forwards of approximately $25,000 that expire in 2019 through 2024, state net operating loss carry forwards of approximately $55,000 that expire over various periods beginning in 2005 and foreign net operating loss carry forwards of approximately $30,000 that expire over various periods beginning in 2010.

15. Commitments and Contingencies

        Leases:

     The Company leases office, warehouse and manufacturing equipment and facilities for minimum annual rentals (plus certain cost escalations) as follows:
                                                                Non-Cancelable
                                                    Capital       Operating
Year Ended June 30                                  Leases         Leases
-----------------                                   -------       ---------
2005 ...........................................    $  103         $1,524
2006 ...........................................         2            778
2007 ...........................................        --            568
2008 ...........................................        --            456
2009 ...........................................        --            167
Thereafter .....................................        --             72
                                                    ------         ------
Total minimum lease payments ...................    $  105         $3,565
                                                                   ======

Amounts representing interest ..................         2
                                                    ------
Present value of minimum lease payments ........    $  103
                                                    ======

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

    Equipment under capitalized leases included in the consolidated balance sheet at June 30, 2004 was $1,027, net of accumulated depreciation of $440.

    Operating lease commitments include $1,125 with a related party controlled by shareholders of the Company, as described in Related Party Transactions.

    Rent expense under operating leases for 2004, 2003 and 2002 was $2,441, $2,221 and $2,015, respectively.

    Litigation:

    On or about April 17, 1997, CP Chemicals, Inc. (a subsidiary, "CP") and the Company were served with a complaint filed by Chevron U.S.A. Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that the Company, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. That settlement is in the process of being implemented. The Company's and CP's portion of the settlement for past costs and expenses through the entry of the Consent Order was $495 and was included in selling, general and administrative expenses in fiscal 2002 and was paid in fiscal 2003. The Consent Order then provides for a period of due diligence investigation of the property owned by Chevron. The investigation has been conducted and the results are under review. The investigation costs are being split with one other defendant, Vulcan Materials Company. Upon completion of the review of the results of the investigation, a decision will be made whether to opt out of the settlement or proceed. If no party opts out of the settlement, the Company and CP will take title to the adjoining Chevron property, probably through the use of a three-member New Jersey limited liability company. In preparation to move forward, a limited liability company has been formed, with Vulcan Materials Company as the third member. The Company also has commenced negotiations with Chevron regarding its allocation of responsibility and associated costs under the Consent Order. While the costs cannot be estimated with any degree of certainty at this time, the Company believes that insurance recoveries will be available to offset some of those costs.

    The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") by the United States Environmental Protection Agency ("the EPA"), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $635 has been paid as of June 30, 2004. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.

    Phibro-Tech, Inc. has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control and has reached an agreement to pay $425 over a six year period ending October 2008.

    In February 2000, the EPA notified numerous parties of potential liability for waste disposal at a licensed Casmalia, California disposal site, including a business, assets of which were originally acquired by a subsidiary in 1984. A settlement has been reached in this matter and the Company has paid $171 in full settlement.

    On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the EPA relating to a third-party superfund site in Rhode Island. The Company is investigating the matter, which relates to events in the 1950's and 1960's, but management does not believe that the Company has any liability in this matter.

    On or about August 13, 2004 the Company was served with a Request for Information pursuant to Section 104 of CERCLA and Section 3007 of RCRA relating to possible discharges into Turkey Creek in Sumter, South Carolina. The Company is preparing its response to the Request for Information and believes that, because its Sumter, South Carolina facility is distant from Turkey Creek and does not discharge into Turkey Creek, there is a low probability of liability associated with this matter.

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

    Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,933, which is included in current and long-term liabilities in the June 30, 2004 consolidated balance sheet (approximately $2,652 at June 30,
2003).  Environmental  provisions were $1,511,  $1,610 and $2,148 for 2004, 2003 and 2002, respectively, and were included in selling, general and administrative expenses in the consolidated statements of operations.

16.  Guarantees

    As part of the Prince Transactions (Note 4), as is normal for such transactions, the Company has agreed to indemnify the Palladium Investors for losses arising out of breach of representations, warranties and covenants. The Company's maximum liability under such indemnifications is limited to $15,000.

    The Company agreed to indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of Buyer for less than $21,000, up to a maximum payment by the
Company of $4,000 (the "Backstop Indemnification Amount"). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company's Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company's obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of Buyer by January 1, 2009. The maximum potential Backstop Indemnification Amount is included in other liabilities on the Company's condensed consolidated balance sheet at June 30, 2004.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

     The Company established a $1,000 letter of credit escrow for two years to collateralize its working capital adjustment and certain other indemnification obligations relating to the Prince Transactions.

17. Financial Instruments

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

     The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short-term debt is considered to be representative of their fair value because of their short maturities. The fair values of the Company's Senior Secured Notes and Senior Subordinated Notes are estimated based on quoted market prices. At June 30, 2004 the fair values of the Company's Senior Secured Notes and Senior Subordinated Notes were $114,450 and $43,706, respectively, and the related carrying amounts were $105,000 and $48,029, respectively. At June 30, 2003 the fair value of the Company's Senior Subordinated Notes was $40,000 and the related carrying amount was $100,000. The fair value of the Company's other long-term debt does not differ materially from its carrying amount based on the variable interest rate structure of these obligations.

     The Company obtains third-party letters of credit in connection with certain inventory purchases and insurance obligations. The contract values of the letters of credit at June 30, 2004 and 2003 were $9,263 and $2,593, respectively. The difference between the carrying values and fair values of these letters of credit was not material.

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

     From time to time, the Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates and as a means of hedging forecasted operating costs. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. Pursuant to SFAS No. 133, all cumulative changes in a foreign currency option's fair value are deferred as a component of accumulated other comprehensive income until the underlying hedged transactions are reported on the Company's consolidated statement of operations and comprehensive income. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company's foreign currency options and forward contracts and commodity futures contracts were designated as cash flow hedges and qualified for hedge accounting treatment. The Company deferred $9 and $81 of cumulative gains (net of losses) on various copper futures contracts designated as cash flow hedges as of June 30, 2004 and 2003, respectively.

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


                                   Animal                                             Corporate
                                  Health &    Industrial                     All     Expenses &
2004 Segment Detail               Nutrition    Chemicals  Distribution     Other     Adjustments      Total
-------------------               ---------    ---------  ------------     -----     -----------      -----
Net Sales                         $265,421     $ 42,253     $ 30,861     $ 19,739     $     --      $358,274
Operating income/(loss)             33,307        2,899        2,900        2,301      (17,132)       24,275
Depreciation and amortization        8,263        2,123           11          419        2,367        13,183
Identifiable assets                185,601       26,146        7,715        5,696       16,211       241,369
Capital expenditures                 3,850        2,216            6          115           57         6,244


                                   Animal                                             Corporate
                                  Health &    Industrial                     All     Expenses &
2003 Segment Detail               Nutrition    Chemicals  Distribution     Other     Adjustments      Total
-------------------               ---------    ---------  ------------     -----     -----------      -----
Net Sales                         $250,706     $ 48,797      $ 30,072     $ 12,171     $     --      $341,746
Operating income/(loss)             38,472       (1,855)        3,207          620      (14,948)       25,496
Depreciation and amortization        7,690        2,904            12          364        1,554        12,524
Identifiable assets                190,864       33,191         9,154        5,726       12,811       251,746
Capital expenditures                 5,669        2,836            --          129            2         8,636


                                   Animal                                             Corporate
                                  Health &    Industrial                     All     Expenses &
2002 Segment Detail               Nutrition    Chemicals  Distribution     Other     Adjustments      Total
-------------------               ---------    ---------  ------------     -----     -----------      -----
Net Sales                         $239,602     $ 50,854      $ 27,852     $ 10,368     $     --      $328,676
Operating income/(loss)             28,298       (7,324)        2,345        1,164      (13,854)       10,629
Depreciation and amortization        7,438        3,535            12          321        1,049        12,355
Identifiable assets                186,118       38,985         8,059        8,097       10,393       251,652
Capital expenditures                 5,915        2,328            12          144          119         8,518

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

19. Geographic Information

     The following is information about the Company's geographic operations. Information is attributed to the geographic areas based on the location of the Company's subsidiaries.

                                                2004         2003         2002
                                              --------     --------     --------
Net Sales:
   United States                              $248,577     $233,942     $219,981
   Europe                                       18,605       16,643       12,004
   Israel                                       43,170       44,383       45,266
   Latin America                                26,800       25,235       28,970
   Asia/Pacific                                 21,122       21,543       22,455
                                              --------     --------     --------
   Total                                      $358,274     $341,746     $328,676
                                              ========     ========     ========

Property, Plant and Equipment, net:
   United States                              $ 13,836     $ 16,719     $ 19,370
   Europe                                       20,732       20,463       17,451
   Israel                                        9,157       10,990       12,647
   Latin America                                14,783       15,396       13,772
   Asia/Pacific                                    278          337          258
                                              --------     --------     --------
   Total                                      $ 58,786     $ 63,905     $ 63,498
                                              ========     ========     ========

20. Consolidating Financial Statements

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)


                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 2004

                                 Parent  Unrestricted  U.S. Guarantor  Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                 Issuer  Subsidiaries   Subsidiaries   Issuer  Guarantor  Subsidiaries    Adjustments      Balance
                               ---------------------------------------------------------------------------------------------------
                                                                    ASSETS
CURRENT ASSETS:
  Cash and cash
    equivalents                $     136  $      --      $     801   $      17  $     212   $   4,402      $      --     $   5,568
  Trade receivables                2,670         --         26,996          --      2,592      25,400             --        57,658
  Other receivables                  317        414          1,195          --         72         768             --         2,766
  Inventory                        1,994         --         37,890          --     23,159      16,867             --        79,910
  Prepaid expenses
    and other                      3,195        110            565          --      1,018       3,800             --         8,688
                               ---------------------------------------------------------------------------------------------------
    TOTAL CURRENT
      ASSETS                       8,312        524         67,447          17     27,053      51,237             --       154,590
                               ---------------------------------------------------------------------------------------------------
Property, plant &
  equipment, net                     105         --         13,730          --     17,321      27,630             --        58,786

Intangibles                           --         --          4,252          --      1,569       5,874             --        11,695
Investment in
  subsidiaries                   125,355         --          3,619       1,604         --          --       (130,578)           --
Intercompany                     (14,995)    20,995         60,030      20,181      1,630     (12,497)       (75,344)           --
Other assets                      14,506         --          1,056          --         --         736             --        16,298
                               ---------------------------------------------------------------------------------------------------

                               $ 133,283  $  21,519      $ 150,134   $  21,802  $  47,573   $  72,980      $(205,922)    $ 241,369
                               ===================================================================================================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Cash overdraft               $      --  $      10      $     881   $      --  $      --   $      --      $      --     $     891
  Loan payable to
    banks                         10,996         --             --          --         --          --             --        10,996
  Current portion of
    long-term debt                    --         --            101          --         --       1,250             --         1,351
  Accounts payable                 4,734          9         28,434          --      2,258      11,537             --        46,972
  Accrued expenses
    and other                     11,857        159          8,306         216     12,022       7,450             --        40,010
                               ---------------------------------------------------------------------------------------------------
TOTAL CURRENT
  LIABILITIES                     27,587        178         37,722         216     14,280      20,237             --       100,220
                               ---------------------------------------------------------------------------------------------------

Long-term debt                   133,029         --              2      20,000         --       4,987             --       158,018
Intercompany debt                     --         --             --          --     30,553      44,791        (75,344)           --
Other liabilities                 11,822         --          4,897          --      1,136       4,431             --        22,286
                               ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                172,438        178         42,621      20,216     45,969      74,446        (75,344)      280,524
                               ---------------------------------------------------------------------------------------------------

REDEEMABLE SECURITIES:
  Series C preferred
    stock                         24,678         --             --          --         --          --             --        24,678
                               ---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  (DEFICIT):
  Series A preferred
    stock                            521         --             --          --         --          --             --           521
  Common stock                         2          1             31          --         --          --            (32)            2
  Paid-in capital                    860         --        112,004          21         52       1,537       (113,614)          860
  Retained earnings
    (accumulated
    deficit)                     (57,964)    21,340         (4,339)     (2,744)    (2,757)      8,374        (19,874)      (57,964)
  Accumulated other
    comprehensive                     --
    income (loss):
    Gain on derivative
      instruments                      9         --              9          --         --          --             (9)            9
    Cumulative
      currency
      translation
      adjustment                  (7,261)        --           (192)      4,309      4,309     (11,377)         2,951        (7,261)
                               ---------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS'
        EQUITY (DEFICIT)         (63,833)    21,341        107,513       1,586      1,604      (1,466)      (130,578)      (63,833)
                               ---------------------------------------------------------------------------------------------------

                               $ 133,283  $  21,519      $ 150,134   $  21,802  $  47,573   $  72,980      $(205,922)    $ 241,369
                               ===================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   For The Twelve Months Ended June 30, 2004

                                 Parent  Unrestricted  U.S. Guarantor  Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                 Issuer  Subsidiaries   Subsidiaries   Issuer  Guarantor  Subsidiaries    Adjustments      Balance
                               ---------------------------------------------------------------------------------------------------
NET SALES                      $ 21,868   $ 11,118       $ 215,591   $    --    $  5,742    $ 103,955      $     --      $ 358,274

NET SALES -
  INTERCOMPANY                      150      2,598             468        --      28,970        4,375       (36,561)            --

COST OF GOODS SOLD               17,318     10,139         160,136        --      25,293       91,546       (36,561)       267,871
                               ---------------------------------------------------------------------------------------------------

  GROSS PROFIT                    4,700      3,577          55,923        --       9,419       16,784            --         90,403

SELLING, GENERAL AND
  ADMINISTRATIVE
  EXPENSES                       20,238      1,299          25,317         4       2,676       16,594            --         66,128

COSTS OF NON-COMPLETED
  TRANSACTION                     5,261         --              --        --          --           --            --          5,261
                               ---------------------------------------------------------------------------------------------------

OPERATING INCOME
  (LOSS)                        (20,799)     2,278          30,606        (4)      6,743          190            --         19,014

OTHER:
  Interest expense               16,208         18              --     1,806          95          491            --         18,618
  Interest (income)                  (4)        --              --        --          --         (126)           --           (130)
  Other (income)
    expense, net                    578         --            (605)       --        (265)        (489)           --           (781)
  Net (gain) on
    extinguishment
    of debt                     (23,226)        --              --        --          --           --            --        (23,226)

  Intercompany
    interest and
    other                       (26,755)     1,892          16,392    (1,823)      3,335        6,959            --             --

  (Profit) loss
    relating to
    subsidiaries                 (5,349)        --              --    (2,124)         --           --         7,473             --
                               ---------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING
    OPERATIONS
    BEFORE INCOME
    TAXES                        17,749        368          14,819     2,137       3,578       (6,645)       (7,473)        24,533

PROVISION FOR INCOME
  TAXES                           1,185        221           1,294        --       1,454        3,815            --          7,969
                               ---------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING
    OPERATIONS                   16,564        147          13,525     2,137       2,124      (10,460)       (7,473)        16,564

DISCONTINUED
  OPERATIONS:
  Profit (loss)
    relating to
    discontinued
    operations                     (517)        --              --        --          --           --           517             --
  (Loss) from
    discontinued
    operations
    (net of income
    taxes)                           --       (124)             --        --          --       (1,501)           --         (1,625)
  Gain (loss) from
    disposal of
    discontinued
    operations
    (net of income
    taxes)                       (3,197)        --          (2,735)       --          --        3,843            --         (2,089)
                               ---------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)          $ 12,850   $     23       $  10,790   $ 2,137    $  2,124    $  (8,118)     $ (6,956)     $  12,850
                               ===================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Twelve Months Ended June 30, 2004

                                 Parent  Unrestricted  U.S. Guarantor  Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                 Issuer  Subsidiaries   Subsidiaries   Issuer  Guarantor  Subsidiaries    Adjustments      Balance
                               ---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)            $ 12,850   $     23       $  10,790   $ 2,137    $  2,124    $  (8,118)     $ (6,956)     $  12,850
  Adjustment for
    discontinued
    operation                     3,714        124           2,735        --          --       (2,342)         (517)         3,714
                               ---------------------------------------------------------------------------------------------------
  Income (loss) from
    continuing
    operations                   16,564        147          13,525     2,137       2,124      (10,460)       (7,473)        16,564

  Adjustments to
    reconcile income
    (loss) from
    continuing
    operations to
    net cash provided
    (used) by
    operating
    activities:
  Depreciation and
    amortization                  2,367        487           2,542        --       2,669        5,118            --         13,183
  Deferred income
    taxes                           733         --              --        --          --         (407)           --            326
  Net gain from
    sales of assets                  --         --            (689)       --          --           (3)           --           (692)
  Net gain on
    extinguishment
    of debt                     (23,226)        --              --        --          --           --            --        (23,226)
  Effects of changes
    in foreign
    currency                         --         --              84        --        (264)        (368)           --           (548)
  Other                             525         --             395        --          --          194            --          1,114
  Changes in
    operating assets
    and liabilities:                 --
    Accounts receivable              79        336          (4,826)       --        (945)      (1,866)           --         (7,222)
    Inventory                       618       (543)          4,143        --      (8,762)       8,204            --          3,660
    Prepaid expenses
      and other                    (268)       188            (479)       --       1,369       (1,124)           --           (314)
    Other assets                  1,997         --          (4,548)       --          --         (528)           --         (3,079)
    Intercompany                   (981)    17,331          (8,706)  (22,336)     13,316       (6,097)        7,473             --
    Accounts payable               (370)      (328)         (2,368)       --      (2,395)        (189)           --         (5,650)
    Accrued expenses
      and other                   2,803        (89)          5,089       216       2,742       (3,796)           --          6,965
    Accrued costs of
      non-completed
      transaction                 3,970         --              --        --          --           --            --          3,970
  Cash provided (used)
    by discontinued
    operations                   (3,197)      (652)         (2,735)       --          --        4,395            --         (2,189)
                               ---------------------------------------------------------------------------------------------------
  NET CASH PROVIDED
    (USED) BY
    OPERATING
    ACTIVITIES                    1,614     16,877           1,427   (19,983)      9,854       (6,927)           --          2,862
                               ---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Capital expenditures              (57)       (62)         (2,506)       --      (1,613)      (2,006)           --         (6,244)
  Proceeds from sale
    of assets                        --         --           1,057        --          --           37            --          1,094
  Other investing                  (654)        --              --        --          --           (1)           --           (655)
  Discontinued
    operations                   14,343         --              --        --          --          532            --         14,875
                               ---------------------------------------------------------------------------------------------------
    NET CASH PROVIDED
      (USED) BY
      INVESTING
      ACTIVITIES                 13,632        (62)         (1,449)       --      (1,613)      (1,438)           --          9,070
                               ---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net (decrease) in
    cash overdraft                 (350)      (276)           (160)       --          --           (9)           --           (795)
  Net (decrease) in
    short-term debt             (26,882)        --              --        --          --          (72)           --        (26,954)
  Proceeds from
    long-term debt               85,000         --              --    20,000          --        4,661            --        109,661
  Payments of
    long-term debt              (32,679)       (13)         (1,055)       --          --       (1,706)           --        (35,453)
  Payment of Pfizer
    obligations                 (20,075)        --              --        --      (8,225)          --            --        (28,300)
  Payments relating
    to the Prince
  Transactions and
    transaction costs            (4,619)   (16,645)           (129)       --          --           --            --        (21,393)
  Debt refinancing
    costs                       (15,548)        --              --        --          --           --            --        (15,548)
  Discontinued
    operations                       --         --              --        --          --        1,005            --          1,005
                               ---------------------------------------------------------------------------------------------------
    NET CASH PROVIDED
      (USED) BY
      FINANCING
      ACTIVITIES                (15,153)   (16,934)         (1,344)   20,000      (8,225)       3,879            --        (17,777)
                               ---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE
  RATE CHANGES ON CASH               --         --              --        --          11          223                          234
                               ---------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                        93       (119)         (1,366)       17          27       (4,263)           --         (5,611)

CASH AND CASH
  EQUIVALENTS
  at beginning of
  period                             43        119           2,167        --         185        8,665                       11,179
                               ---------------------------------------------------------------------------------------------------

CASH AND CASH
  EQUIVALENTS
  at end of period             $    136   $     --       $     801   $    17    $    212    $   4,402      $     --      $   5,568
                               ===================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 2003

                                 Parent  Unrestricted  U.S. Guarantor  Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                 Issuer  Subsidiaries   Subsidiaries   Issuer  Guarantor  Subsidiaries    Adjustments      Balance
                               ---------------------------------------------------------------------------------------------------
                                                                      ASSETS
CURRENT ASSETS:
  Cash and cash
    equivalents                $     43   $    119       $   2,167   $    --    $    185    $   8,665                     $ 11,179
  Trade receivables               2,759      2,452          22,071        --       1,542       23,890                       52,714
  Other receivables                 957          3             733        --         518        1,292                        3,503
  Inventory                       2,612      4,278          41,266        --      13,460       26,233                       87,849
  Prepaid expenses
    and other                     3,267        458             981        --       1,866        3,296                        9,868
  Current assets from
    discontinued
    operations                       --      4,942              --        --          --        4,334                        9,276
                               ---------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS          9,638     12,252          67,218        --      17,571       67,710            --        174,389
                               ---------------------------------------------------------------------------------------------------

Property, plant &
  equipment, net                    153      3,269          13,297        --      17,049       30,137                       63,905

Intangibles                          --         --              --        --       1,818        6,851                        8,669
Investment in
  subsidiaries                  103,574         --           3,619        --          --           --      (107,193)            --
Intercompany                     35,034    (19,431)         59,765        --       6,731       (9,116)      (72,983)            --
Other assets                     11,516        710           1,122        --          --          711                       14,059
Other assets from
  discontinued
  operations                         --     10,650              --        --          --        2,675                       13,325
                               ---------------------------------------------------------------------------------------------------

                               $159,915   $  7,450       $ 145,021   $    --    $ 43,169    $  98,968      $(180,176)    $ 274,347
                               ===================================================================================================

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Cash overdraft               $    350   $    286       $   1,041   $    --    $     --    $       9                        1,686
  Loan payable to
    banks                        37,878         --              --        --          --           --                       37,878
  Current portion of
    long-term debt               21,599         66             381        --          --        2,078                       24,124
  Accounts payable                3,304      2,350          25,926        --      12,115       11,660                       55,355
  Accrued expenses
    and other                     7,943      1,151           9,931        --       8,583       13,091                       40,699
  Current liabilities
    from discontinued
    operations                       --      2,051              --        --          --        3,506                        5,557
                               ---------------------------------------------------------------------------------------------------
    TOTAL CURRENT
      LIABILITIES                71,074      5,904          37,279        --      20,698       30,344            --        165,299
                               ---------------------------------------------------------------------------------------------------

Long-term debt                  100,073        213             149        --          --        1,828                      102,263
Intercompany debt                    --         --              --        --      22,319       50,664       (72,983)            --
Other liabilities                 4,397        114          13,289        --       1,256        2,185                       21,241
Other liabilities
  from discontinued
  operations                         --        198              --        --          --          975                        1,173
                               ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES               175,544      6,429          50,717        --      44,273       85,996       (72,983)       289,976
                               ---------------------------------------------------------------------------------------------------

REDEEMABLE SECURITIES:
  Series B and C
    preferred stock              68,881         --              --        --          --           --                       68,881
                               ---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  (DEFICIT):
  Series A preferred
    stock                           521         --              --        --          --           --                          521
  Common stock                        2          1              31        --          --           --           (32)             2
  Paid-in capital                   860         --         110,883        --          --        5,179      (116,062)           860
  Retained earnings
    (accumulated
    deficit)                    (79,489)     1,020         (16,499)       --      (4,881)      17,862         2,498        (79,489)
  Accumulated other
    comprehensive                    --
    income (loss):
    Gain on derivative
      instruments                    81         --              81        --          --           --           (81)            81
    Cumulative
      currency
      translation
      adjustment                 (6,485)        --            (192)       --       3,777      (10,069)        6,484         (6,485)
                               ---------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS'
        EQUITY (DEFICIT)        (84,510)     1,021          94,304        --      (1,104)      12,972      (107,193)       (84,510)
                               ---------------------------------------------------------------------------------------------------

                               $159,915   $  7,450       $ 145,021   $    --    $ 43,169    $  98,968      $(180,176)    $ 274,347
                               ===================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   For The Twelve Months Ended June 30, 2003

                                 Parent  Unrestricted  U.S. Guarantor  Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                 Issuer  Subsidiaries   Subsidiaries   Issuer  Guarantor  Subsidiaries    Adjustments      Balance
                               ---------------------------------------------------------------------------------------------------
NET SALES                      $ 23,982   $ 22,332       $ 187,628   $    --    $  6,625    $ 101,179      $     --      $ 341,746

NET SALES -
  INTERCOMPANY                    1,338      4,244             775        --      26,994        6,812       (40,163)            --

COST OF GOODS SOLD               20,083     20,422         144,543        --      31,435       74,880       (40,163)       251,200
                               ---------------------------------------------------------------------------------------------------

  GROSS PROFIT                    5,237      6,154          43,860        --       2,184       33,111            --         90,546


SELLING, GENERAL AND
  ADMINISTRATIVE
  EXPENSES                       18,064      2,575          26,632        --       1,868       15,911                       65,050
                               ---------------------------------------------------------------------------------------------------

  OPERATING INCOME
    (LOSS)                      (12,827)     3,579          17,228        --         316       17,200            --         25,496


OTHER:
  Interest expense               15,050         86               1        --          62        1,082                       16,281
  Interest (income)                  (2)        --              --        --          --          (83)                         (85)
  Other (income)
    expense, net                  3,283         --          (3,481)       --       1,283          454                        1,539

  Intercompany
    interest and other          (33,819)     4,952          18,997        --       2,849        7,021                           --

  (Profit) loss
    relating to
    subsidiaries                  4,036         --              --        --          --           --        (4,036)            --
                               ---------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING
    OPERATIONS BEFORE
    INCOME TAXES                 (1,375)    (1,459)          1,711        --      (3,878)       8,726         4,036          7,761

PROVISION FOR INCOME
  TAXES                             924         52             570        --         572        7,942                       10,060
                               ---------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING
    OPERATIONS                   (2,299)    (1,511)          1,141        --      (4,450)         784         4,036         (2,299)

DISCONTINUED
  OPERATIONS:
  Profit (loss)
    relating to
    discontinued
    operations                   14,759         --              --        --          --           --       (14,759)            --
  (Loss) from
    discontinued
    operations
    (net of income
    taxes)                           --     (3,454)             --        --          --      (11,123)                     (14,577)
  Gain (loss) from
    disposal of
    discontinued
    operations
    (net of income
    taxes)                      (30,019)        --              --        --          --       29,336                         (683)
                               ---------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)          $(17,559)  $ (4,965)      $   1,141   $    --    $ (4,450)   $  18,997      $(10,723)     $ (17,559)
                               ===================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Twelve Months Ended June 30, 2003

                                 Parent  Unrestricted  U.S. Guarantor  Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                 Issuer  Subsidiaries   Subsidiaries   Issuer  Guarantor  Subsidiaries    Adjustments      Balance
                               ---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)            $(17,559)  $ (4,965)      $   1,141   $    --    $ (4,450)   $  18,997      $(10,723)     $ (17,559)
  Adjustment for
    discontinued
    operation                    15,260      3,454              --        --          --      (18,213)       14,759         15,260
                               ---------------------------------------------------------------------------------------------------
  Income (loss) from
    continuing
    operations                   (2,299)    (1,511)          1,141        --      (4,450)         784         4,036         (2,299)

  Adjustments to
    reconcile income
    (loss) from
    continuing
    operations to
    net cash provided
    (used) by
    operating
    activities:
    Depreciation and
      amortization                1,554        956           2,900        --       2,019        5,095                       12,524
    Deferred income
      taxes                          --         --              --        --          --        6,460                        6,460
    Net gain from
      sales of assets                --         --            (118)       --          --           (9)                        (127)
    Effects of changes
      in foreign
      currency                       --         --            (399)       --       1,268         (479)                         390
    Other                           218         13             540        --          --         (384)                         387

    Changes in
      operating assets
      and liabilities:
      Accounts receivable           301        245           1,489        --        (322)       2,097                        3,810
      Inventory                      95        (61)         (3,658)       --       2,270         (244)                      (1,598)
      Prepaid expenses
        and other                  (702)      (195)            558        --      (1,191)      (1,592)                      (3,122)
      Other assets               (3,171)        --           1,131        --          --         (592)                      (2,632)
      Intercompany               12,780      2,717         (12,285)       --       4,989       (4,165)       (4,036)            --
      Accounts payable            2,280        714          12,542        --       3,523        1,444                       20,503
      Accrued expenses
        and other                 1,415         95           2,326        --      (6,444)       2,253                         (355)
    Cash provided
      (used) by
      discontinued
      operations                     --     (1,928)             --        --          --        2,644                          716
                               ---------------------------------------------------------------------------------------------------
      NET CASH PROVIDED
        (USED) BY
        OPERATING
        ACTIVITIES               12,471      1,045           6,167        --       1,662       13,312            --         34,657
                               ---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Capital expenditures               (2)      (350)         (2,573)       --      (2,149)      (3,562)                      (8,636)
  Proceeds from sale
    of assets                        --         --           2,530        --          --           35                        2,565
  Other investing                    --         --              --        --          --          737                          737
  Discontinued
    operations                       --       (493)             --        --          --        1,856                        1,363
                               ---------------------------------------------------------------------------------------------------
    NET CASH PROVIDED
      (USED) BY
      INVESTING
      ACTIVITIES                     (2)      (843)            (43)       --      (2,149)        (934)           --         (3,971)
                               ---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net (decrease) in
    cash overdraft                 (226)       (24)         (4,151)       --          --       (1,680)                      (6,081)
  Net (decrease) in
    short-term debt              (5,844)        --              --        --          --         (816)                      (6,660)
  Proceeds from
    long-term debt                   --         --              --        --          --        2,000                        2,000
  Payments of
    long-term debt               (6,813)      (111)           (415)       --          --       (8,675)                     (16,014)
  Discontinued
    operations                       --         --              --        --          --          377                          377
                               ---------------------------------------------------------------------------------------------------
    NET CASH PROVIDED
      (USED) BY
      FINANCING
      ACTIVITIES                (12,883)      (135)         (4,566)       --          --       (8,794)           --        (26,378)
                               ---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE
  RATE CHANGES ON CASH               --         --               9        --          54          389                          452
                               ---------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                      (414)        67           1,567        --        (433)       3,973            --          4,760

CASH AND CASH
  EQUIVALENTS
  at beginning
  of period                         457         52             600        --         618        4,692                        6,419
                               ---------------------------------------------------------------------------------------------------

CASH AND CASH
  EQUIVALENTS
  at end of period             $     43   $    119       $   2,167   $    --    $    185    $   8,665      $     --      $  11,179
                               ===================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   For The Twelve Months Ended June 30, 2002

                                 Parent  Unrestricted  U.S. Guarantor  Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                 Issuer  Subsidiaries   Subsidiaries   Issuer  Guarantor  Subsidiaries    Adjustments      Balance
                               ---------------------------------------------------------------------------------------------------
NET SALES                      $ 24,578   $ 21,451       $ 173,952   $    --    $  4,196    $ 104,499      $     --      $ 328,676

NET SALES -
  INTERCOMPANY                    1,114      4,212             924        --      21,509        9,607       (37,366)            --

COST OF GOODS SOLD               20,837     19,400         135,378        --      21,631       87,531       (37,366)       247,411
                               ---------------------------------------------------------------------------------------------------

  GROSS PROFIT                    4,855      6,263          39,498        --       4,074       26,575            --         81,265


SELLING, GENERAL AND
  ADMINISTRATIVE
  EXPENSES                       16,786      2,623          32,959        --       1,559       16,709                       70,636
                               ---------------------------------------------------------------------------------------------------

  OPERATING INCOME
    (LOSS)                      (11,931)     3,640           6,539        --       2,515        9,866            --         10,629


OTHER:
  Interest expense               15,858        (29)           (172)       --         365        2,048                       18,070
  Interest (income)                 (15)        --              --        --          --         (331)                        (346)
  Other (income)
    expense, net                 (2,001)        --            (839)       --       2,294        3,895                        3,349

  Intercompany interest
    and other                   (28,534)     5,210          12,467        --       2,486        8,371                           --

  (Profit) loss
    relating to
    subsidiaries                 17,913         --              --        --          --           --       (17,913)            --
                               ---------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING
    OPERATIONS BEFORE
    INCOME TAXES                (15,152)    (1,541)         (4,917)       --      (2,630)      (4,117)       17,913        (10,444)

PROVISION (BENEFIT)
  FOR INCOME TAXES               10,059       (407)          4,636        --        (626)       1,105                       14,767
                               ---------------------------------------------------------------------------------------------------

  INCOME (LOSS) FROM
    CONTINUING
    OPERATIONS                  (25,211)    (1,134)         (9,553)       --      (2,004)      (5,222)       17,913        (25,211)

DISCONTINUED OPERATIONS:
  Profit (loss)
    relating to
    discontinued
    operations                  (26,559)        --              --        --          --           --        26,559             --
  (Loss) from
    discontinued
    operations
    (net of income
    taxes)                           --     (2,930)             --        --          --      (23,629)                     (26,559)
                               ---------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)          $(51,770)  $ (4,064)      $  (9,553)  $    --    $ (2,004)   $ (28,851)     $ 44,472      $ (51,770)
                               ===================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Twelve Months Ended June 30, 2002

                                 Parent  Unrestricted  U.S. Guarantor  Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                 Issuer  Subsidiaries   Subsidiaries   Issuer  Guarantor  Subsidiaries    Adjustments      Balance
                               ---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)            $(51,770)  $ (4,064)      $  (9,553)  $    --    $ (2,004)   $ (28,851)     $ 44,472      $ (51,770)
  Adjustment for
    discontinued
    operation                    26,559      2,930              --        --          --       23,629       (26,559)        26,559
                               ---------------------------------------------------------------------------------------------------
  Income (loss) from
    continuing
    operations                  (25,211)    (1,134)         (9,553)       --      (2,004)      (5,222)       17,913        (25,211)

  Adjustments to
    reconcile income
    (loss) from
    continuing
    operations to net
    cash provided
    (used) by
    operating
    activities:
    Depreciation and
      amortization                1,049        966           3,434        --       2,252        4,654                       12,355
    Deferred income
      taxes                       9,297       (466)          5,356        --          --       (2,949)                      11,238
    Net gain from
      sales of assets                --         --              --        --          --           (5)                          (5)
    Change in
      redemption
      amount of
      redeemable
      common stock                 (378)        --              --        --          --           --                         (378)
    Effects of changes
      in foreign
      currency                       --         --            (100)       --       1,912          308                        2,120
    Other                           (43)        12             985        --          --        1,462                        2,416

    Changes in
      operating assets
      and liabilities:
      Accounts
        receivable                1,299        278           1,932        --         886        1,651                        6,046
      Inventory                     606      1,165          (2,915)       --     (10,325)      (2,522)                     (13,991)
      Prepaid expenses
        and other                   210       (157)         (1,550)       --         273       (1,595)                      (2,819)
      Other assets               (1,335)         1           2,519        --          66        1,416                        2,667
      Intercompany                  473      4,753           2,164        --       7,562        2,961       (17,913)            --
      Accounts payable             (719)      (844)          1,460                 1,472       (7,975)                      (6,606)
      Accrued expenses
        and other                  (119)      (225)         (3,248)       --       3,487        8,616                        8,511
      Cash provided
        (used) by
        discontinued
        operations                   --     (2,437)             --        --          --        1,349                       (1,088)
                               ---------------------------------------------------------------------------------------------------
        NET CASH
          PROVIDED
          (USED) BY
          OPERATING
          ACTIVITIES            (14,871)     1,912             484        --       5,581        2,149            --         (4,745)
                               ---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Capital expenditures             (119)      (192)         (3,022)       --      (1,939)      (3,246)                      (8,518)
  Acquisition of a
    business                         --         --              --        --      (4,421)      (2,761)                      (7,182)
  Proceeds from
    property damage
    claim                            --         --             411        --          --           --                          411
  Proceeds from sale
    of assets                        --         --              --        --          --           19                           19
  Other investing                   613         --              --        --          --          (33)                         580
  Discontinued
    operations                       --     (1,832)             --        --          --         (839)                      (2,671)
                               ---------------------------------------------------------------------------------------------------
    NET CASH PROVIDED
      (USED) BY
      INVESTING
      ACTIVITIES                    494     (2,024)         (2,611)       --      (6,360)      (6,860)           --        (17,361)
                               ---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net increase
    (decrease) in
    cash overdraft                  563       (116)          1,447        --          --        1,544                        3,438
  Net increase in
    short-term debt              13,520         --              --        --          --          717                       14,237
  Proceeds from
    long-term debt                2,000        322              --        --          --           --                        2,322
  Payments of
    long-term debt               (2,541)       (98)           (396)       --          --       (1,695)                      (4,730)
  Discontinued
    operations                       --         --              --        --          --       (1,590)                      (1,590)
                               ---------------------------------------------------------------------------------------------------
    NET CASH PROVIDED
      (USED) BY
      FINANCING
      ACTIVITIES                 13,542        108           1,051        --          --       (1,024)           --         13,677
                               ---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE
  RATE CHANGES ON CASH               --         --              --        --         128         (125)                           3
                               ---------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                      (835)        (4)         (1,076)       --        (651)      (5,860)           --         (8,426)

CASH AND CASH
  EQUIVALENTS
  at beginning of
  period                          1,292         56           1,676        --       1,269       10,552                       14,845
                               ---------------------------------------------------------------------------------------------------

CASH AND CASH
  EQUIVALENTS
  at end of period             $    457   $     52       $     600   $    --    $    618    $   4,692      $     --      $   6,419
                               ===================================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHIBRO ANIMAL HEALTH CORPORATION

By: /s/ Jack C. Bendheim                           By: /s/ Gerald K. Carlson
---------------------------------                  ----------------------------
Jack C. Bendheim                                   Gerald K. Carlson
Chairman of the Board                              Chief Executive Officer
Date: September 28, 2004                           Date: September 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                       Date
-------------------                                       ----

/s/ Gerald K. Carlson                                     September 28, 2004
 --------------------------------
Gerald K. Carlson
Chief Executive Officer
(Principal Executive Officer)

/s/ Jack C. Bendheim                                      September 28, 2004
 --------------------------------
Jack C. Bendheim
Director, Chairman of the Board

/s/ Richard G. Johnson                                    September 28, 2004
--------------------------------
Richard G. Johnson
Chief Financial Officer
(Principal Financial Officer and
 Principal Accounting Officer)

/s/ Marvin S. Sussman                                     September 28, 2004
 --------------------------------
Marvin S. Sussman
Director

/s/ James O. Herlands                                     September 28, 2004
--------------------------------
James O. Herlands
Director

/s/ Sam Gejdenson                                         September 28, 2004
--------------------------------
Sam Gejdenson
Director

                                INDEX TO EXHIBITS

Exhibit No.       Description of Exhibit
-----------       ----------------------

3.1               Composite Certificate of Incorporation of Registrant (15)

3.2               By-laws of Registrant (1)

4.1 Indenture, dated as of June 11, 1998, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company (1)

4.1.1 First Supplemental Indenture, dated as of January 15, 1999, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant (10)

4.1.2 Second Supplemental Indenture, dated as of March 19, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant (10)

4.1.3 Third Supplemental Indenture, dated as of June 10, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant (10)

4.1.4 Fourth Supplemental Indenture, dated as of October 1, 2003, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant. (11)

4.1.5 Fifth Supplemental Indenture, dated as of October 21, 2003, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant. (12)

4.1.6 Sixth Supplemental Indenture, dated as of June 25, 2004, among Phibro Animal Health Corporation, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant. (16)

4.2 Indenture, dated as of October 21, 2003, by and among Phibro Animal Health Corporation and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent. (13)

4.2.1 First Supplemental Indenture, dated as of June 25, 2004, by and among Phibro Animal Health Corporation and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent. (16)

                  Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2004. For a description of such indebtedness, see Note 9 of Notes to Consolidated Financial Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

10.1              [Reserved]

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

10.19             [Reserved]

10.20             [Reserved]

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

10.24.1 Amendment No. 1 to United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001 (6)

10.25             Supply Agreement between  Phibro-Tech,  Inc. and Nufarm,  Inc.
                  dated as of May 1, 2001 (5)

10.26             License Agreement between  Phibro-Tech,  Inc. and Nufarm, Inc.
                  dated as of May 1, 2001 (5)

10.27 Management and Advisory Services Agreement dated November 30, 2000 between Registrant and Palladium Equity Partners, L.L.C.
                  (7)++

10.27.1 Amended and Restated Management Services Agreement dated as of October 21, 2003 between Registrant and Palladium Capital Management, L.L.C. (15)++

10.28 Employment Agreement, dated May 28, 2002, by and between Registrant and Gerald K. Carlson (8)++

10.29 Agreement dated as of May 2, 2003, by and between PAH Management Company, Ltd. and David McBeath (10) ++

10.30 Stock Purchase Agreement, dated August 14, 2003, by and between Registrant and Cemex, Inc. (9)

10.31 Loan and Security Agreement, dated October 21, 2003, by and among, the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., and Phibro Animal Health Corporation ("Parent"), and each of Parent's Subsidiaries identified on the signature pages thereto. (12)

10.31.1 Amendment Number One to Loan and Security Agreement dated November 14, 2003. (12)

10.31.2 Amendment Number Two to Loan and Security Agreement dated April 29, 2004. (14)

10.31.3 Amendment Number Three to Loan and Security Agreement dated as of September 24, 2004. (16)

10.32 Intercreditor and Lien Subordination Agreement, dated as of October 21, 2003, made by and among Wells Fargo Foothill, Inc., HSBC Bank USA, Phibro Animal Health Corporation ("Parent") and those certain subsidiaries of the Parent party thereto. (12)

10.33 Purchase and Sale Agreement dated as of December 26, 2003 by and among Phibro Animal Health Corporation ("PAHC"), Prince MFG, LLC, ("Prince MFG"), The Prince Manufacturing Company ("Prince" and together with PAHC and Prince MFG, the "Phibro Parties"), Palladium Equity Partners II, L.P. ("PEP II"), Palladium Equity Partners II-A, L.P., ("PEP II-A"), Palladium Equity Investors II, L.P., ("PEI II", and together with PEP II and PEP II-A, the "Investor Stockholders"), and Prince

                  Mineral Company, Inc. ("Buyer"). (15)

10.34 Environmental Indemnification Agreement dated as of December 26, 2003 between the Phibro Parties (as defined therein) and Buyer. (15)

10.35 Amendment to Stockholders Agreement dated as of December 26, 2003 between PAHC, the Investor Stockholders and Jack Bendheim
                  (15)

10.36 Advisory Fee Agreement dated as of December 26, 2003 between Buyer and PAHC(15)++

21                List of Subsidiaries (16)

31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act (16)

31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act (16)

31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act (16)

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

5 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.

6 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 14, 2001.

7 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

8 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

9 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 11, 2003, as amended by the Registrant's Form 8-K/A dated June 2, 2004.

10 Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

11 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated October 2, 2003.

12 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003.

13 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated October 31, 2003.

14 Filed as an Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004.

15 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 12, 2004.

16    Filed herewith.

+ A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and furnished separately to the SEC in accordance with Rule 406(b).

++    This Exhibit is a management compensatory plan or arrangement.

Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company is not filing the written certification statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company submits periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its senior subordinated notes.