Form 10-Q
period 2004-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2004-11-12
CIK 1069899

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

               (Mark One)

                  |X|*QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                        Yes |_|                No |X|

Number of shares of each class of common stock outstanding as of September 30, 2004:

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

================================================================================

                        PHIBRO ANIMAL HEALTH CORPORATION

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I FINANCIAL INFORMATION (Unaudited)
       Item 1. Condensed Consolidated Financial Statements ...........    3
               Condensed Consolidated Balance Sheets .................    4
               Condensed Consolidated Statements of
                 Operations and Comprehensive Income .................    5
               Condensed Consolidated Statements of
                 Changes in Stockholders' Deficit ....................    6
               Condensed Consolidated Statements of Cash Flows .......    7
               Notes to Condensed Consolidated Financial Statements ..    8

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................   23

       Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk ...................................   30

       Item 4. Controls and Procedures ...............................   30

PART II OTHER INFORMATION
       Item 5. Other Information .....................................   31

       Item 6.  Exhibits .............................................   31

SIGNATURES ...........................................................   32

This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2004 and/or throughout this Form 10-Q and in particular in Item 2 of Part I of this Form 10-Q under the caption "Certain Factors Affecting Future Operating Results." Unless the context otherwise requires, references in this report to the "Company" or to "we" or "our" refers to Phibro Animal Health Corporation and/or one or more of its subsidiaries, as applicable.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                 (In Thousands)

                                                      September 30,    June 30,
                                                          2004          2004
                                                     --------------   ----------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                             $  5,778      $  5,568
  Trade receivables, less allowance for
    doubtful accounts of $1,344 at
    September 30, 2004 and $1,358
    at June 30, 2004                                      52,721        57,658
  Other receivables                                        3,440         2,766
  Inventories                                             87,122        79,910
  Prepaid expenses and other current assets                7,707         8,688
                                                        --------      --------

      TOTAL CURRENT ASSETS                               156,768       154,590

PROPERTY, PLANT AND EQUIPMENT, net                        59,818        58,786

INTANGIBLES                                               11,354        11,695

OTHER ASSETS                                              15,611        16,298
                                                        --------      --------

                                                        $243,551      $241,369
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
  Cash overdraft                                       $     654     $     891
  Loans payable to banks                                  11,268        10,996
  Current portion of long-term debt                          953         1,351
  Accounts payable                                        38,892        46,972
  Accrued expenses and other current liabilities          47,331        40,010
                                                       ---------     ---------

      TOTAL CURRENT LIABILITIES                           99,098       100,220

LONG-TERM DEBT                                           157,992       158,018

OTHER LIABILITIES                                         22,676        22,286
                                                       ---------     ---------

      TOTAL LIABILITIES                                  279,766       280,524
                                                       ---------     ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
  Series C preferred stock                                25,359        24,678
                                                       ---------     ---------

STOCKHOLDERS' DEFICIT:
  Series A preferred stock                                   521           521
  Common stock                                                 2             2
  Paid-in capital                                            860           860
  Accumulated deficit                                    (58,787)      (57,964)
  Accumulated other comprehensive income (loss):
    Gain on derivative instruments                            84             9
    Cumulative currency translation adjustment            (4,254)       (7,261)
                                                       ---------     ---------

      TOTAL STOCKHOLDERS' DEFICIT                        (61,574)      (63,833)
                                                       ---------     ---------

                                                       $ 243,551     $ 241,369
                                                       =========     =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)

             For the Three Months Ended September 30, 2004 and 2003

                                 (In Thousands)

                                                             2004        2003
                                                          ----------  ----------

NET SALES                                                  $ 88,275    $ 84,950

COST OF GOODS SOLD                                           65,653      63,790
                                                           --------    --------

    GROSS PROFIT                                             22,622      21,160

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                 16,594      15,785
                                                           --------    --------

    OPERATING INCOME                                          6,028       5,375

OTHER:
    Interest expense                                          5,246       3,933
    Interest (income)                                           (25)       (242)
    Other (income) expense, net                                  24        (585)
                                                           --------    --------

    INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                      783       2,269

PROVISION FOR INCOME TAXES                                      924         783
                                                           --------    --------

    INCOME (LOSS) FROM CONTINUING OPERATIONS                   (141)      1,486

DISCONTINUED OPERATIONS:
    (Loss) from discontinued operations
      (net of income taxes)                                      --        (462)
    Gain on disposal of discontinued operations
       (net of income taxes)                                     --         231
                                                           --------    --------

    NET INCOME (LOSS)                                          (141)      1,255

OTHER COMPREHENSIVE INCOME (LOSS):
    Change in derivative instruments, net of tax                 75         317
    Change in currency translation adjustment                 3,007        (859)
                                                           --------    --------

    COMPREHENSIVE INCOME                                   $  2,941    $    713
                                                           ========    ========

    NET INCOME (LOSS)                                          (141)      1,255

Dividends and equity value accreted on Series B and C
    redeemable preferred stock                                 (682)       (987)
                                                           --------    --------

    NET INCOME (LOSS) AVAILABLE TO
       COMMON SHAREHOLDERS                                 $   (823)   $    268
                                                           ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                  For the Three Months Ended September 30, 2004

                                 (In Thousands)


                                                                                           Accumulated
                                 Preferred          Common                                    Other
                                  Stock             Stock          Paid-in   Accumulated  Comprehensive
                                            --------------------
                                 Series A    Class A    Class B    Capital     Deficit    Income (Loss)   Total
                               -----------  ---------  ---------  ---------- -----------  ------------- ----------

Balance, June 30, 2004          $    521    $      1    $      1   $    860   $(57,964)     $ (7,252)     $(63,833)

 Dividends on Series C
  redeemable preferred stock                                                      (668)                       (668)

 Equity value accreted on
  Series C redeemable
  preferred stock                                                                  (14)                       (14)

 Change in derivative
  instruments, net of tax                                                                         75            75

 Foreign currency translation
  adjustment                                                                                   3,007         3,007

 Net (loss)                                                                       (141)                      (141)
                                --------    --------    --------   --------   --------      --------      --------

Balance, September 30, 2004     $    521    $      1    $      1   $    860   $(58,787)     $ (4,170)     $(61,574)
                                ========    ========    ========   ========   ========      ========      ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

             For the Three Months Ended September 30, 2004 and 2003

                                 (In Thousands)

                                                             2004        2003
                                                           --------    --------
OPERATING ACTIVITIES:
  Net income (loss)                                        $   (141)   $  1,255
  Adjustment for discontinued operations                         --         231
                                                           --------    --------
  Income (loss) from continuing operations                     (141)      1,486

  Adjustments to reconcile income (loss)
    from continuing operations to net
    cash provided (used) by operating activities:
   Depreciation and amortization                              3,355       3,168
   Deferred income taxes                                         68          53
   Effects of changes in foreign currency                      (122)     (1,364)
   Other                                                         47         153

   Changes in operating assets and liabilities:
     Accounts receivable                                      4,689         832
     Inventories                                             (4,602)     (4,126)
     Prepaid expenses and other current assets                1,077           7
     Other assets                                                (1)       (375)
     Accounts payable                                        (8,580)     (5,483)
     Accrued expenses and other liabilities                   7,695       7,293
     Accrued costs of non-completed transaction              (1,100)         --
  Cash provided (used) by discontinued operations                --        (376)
                                                           --------    --------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         2,385       1,268
                                                           --------    --------

INVESTING ACTIVITIES:
  Capital expenditures                                       (1,748)       (852)
  Proceeds from sale of assets                                   12          12
  Discontinued operations                                        --      14,049
                                                           --------    --------
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (1,736)     13,209
                                                           --------    --------

FINANCING ACTIVITIES:
  Net increase (decrease) in cash overdraft                    (237)        731
  Net increase (decrease) in short-term debt                    272        (280)
  Proceeds from long-term debt                                  445       1,500
  Payments of long-term debt                                   (872)       (944)
  Discontinued operations                                        --          86
                                                           --------    --------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (392)      1,093
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (47)        168
                                                           --------    --------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       210      15,738

CASH AND CASH EQUIVALENTS at beginning of period              5,568      11,179
                                                           --------    --------

CASH AND CASH EQUIVALENTS at end of period                 $  5,778    $ 26,917
                                                           ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

1. General

      Principles of Consolidation and Basis of Presentation:

      In the opinion of Phibro Animal Health Corporation (the "Company" or "PAHC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2004 and its results of operations and cash flows for the three months ended September 30, 2004 and 2003.

      The condensed consolidated balance sheet as of June 30, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Additionally it should be noted the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction the Company's audited consolidated financial statements as found in the Company's annual report filed on Form 10-K for the year ended June 30, 2004.

      The Company's Mineral Resource Technologies, Inc. ("MRT") and La Cornubia S.A. (France) ("La Cornubia") businesses have been classified as discontinued operations as discussed in Note 6. The Company's condensed consolidated financial statements have been reclassified to report separately the financial position, operating results and cash flows of the discontinued operations. These footnotes present information only for continuing operations, unless otherwise noted.

      The results of operations for the three months ended September 30, 2004 may not be indicative of results for the full year.

      New Accounting Pronouncements:

      The Company has reviewed the Statements of Financial Accounting Standards and the FASB Interpretations of the Financial Accounting Standards Board and has determined that no new statements or interpretations have been issued which would apply to the Company's financial statements or disclosures.


2. Risks, Uncertainties, and Liquidity

      The  Company's  ability  to fund  its  operating  plan  depends  upon  the continued availability of borrowing under its senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company's fiscal 2005 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due November 1, 2004 and June 1, 2005 related to its senior secured and senior subordinated notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. The Company also has undertaken a strategic review of its manufacturing capabilities, and is currently increasing inventory levels of certain products to enhance future supply flexibility and reduce costs. There can be no assurance the Company will be successful in any of the above-noted actions.

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

3. Inventories

      Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:

                                               As of
                                      ----------------------
                                       September     June
                                       20, 2004    30, 2004
                                      ----------- ----------
                      Raw materials     $16,651    $16,313
                      Work-in-process     1,329      1,764
                      Finished goods     69,142     61,833
                                        -------    -------
                      Total inventory   $87,122    $79,910
                                        =======    =======


4. Intangibles

      Product intangible cost arising from the acquisition of the medicated feed additive business of Pfizer, Inc. and the acquisition of the rights to sell amprolium was $14,832 and $14,925 at September 30, 2004 and June 30, 2004, respectively, with related accumulated amortization of $3,478 and $3,230 at September 30, 2004 and June 30, 2004, respectively. Amortization expense was $371 and $304 for the three months ended September 30, 2004 and 2003 respectively.

5. Prince Transactions

      Effective December 26, 2003, the Company completed the divestiture of substantially all of the business and assets of Prince Quincy, Inc. (f/k/a The Prince Manufacturing Company ("PMC")), to a company ("Buyer") formed by Palladium Equity Partners II, LP and certain of its affiliates (the "Palladium Investors"), and the related reduction of the Company's preferred stock held by the Palladium Investors (collectively, the "Prince Transactions").

      The divestiture of PMC has not been reflected as a discontinued operation due to the existence of the Backstop Indemnification Amount and continuing supply and service agreements.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

      PMC is included in the Company's Industrial Chemicals segment. The results of operations of PMC were:

                                               Three Months Ended
                                                  September 30,
                                                      2003
                                               ------------------
             Net sales                               $5,683
             Operating income                         1,213
             Depreciation and amortization              243

6. Discontinued Operations

      The Company divested MRT and shutdown La Cornubia during fiscal 2004. These businesses have been classified as discontinued operations.

      Operating results and gain on sale of MRT were:

                                                     Three Months Ended
                                                       September 30,
                                                           2003
                                                     ------------------
                 OPERATING RESULTS:
                  Net sales                              $  3,327
                  Cost of goods sold                        3,135
                 Selling, general and
                     administrative expenses                  316
                                                         --------
                  Loss before income taxes                   (124)
                  Provision for income taxes                   --
                                                         --------
                  (Loss) from operations                 $   (124)
                                                         ========

                 GAIN ON SALE:
                  Current assets                         $ (5,813)
                  Property, plant & equipment - net
                     and other assets                     (10,703)
                  Current liabilities                       2,911
                  Net proceeds of sale                     13,836
                                                         --------
                  Gain on sale                           $    231
                                                         ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

      Operating results of La Cornubia were:

                                                 Three Months Ended
                                                    September 30,
                                                       2003
                                                 ------------------
                   OPERATING RESULTS:
                    Net sales                         $ 2,220
                    Cost of goods sold                  2,216
                   Selling, general and
                       administrative expenses            376
                    Other (income)                        (50)
                    Interest expense                       16
                                                      -------
                    Loss before income taxes             (338)
                    Provision for income taxes             --
                                                      -------
                    Loss from operations              $  (338)
                                                      =======

                    Depreciation and amortization     $   100
                                                      =======


7. Debt

      Loans Payable to Banks

      At September 30, 2004, loans payable to banks included $11,268 under the senior credit facility with Wells Fargo Foothill, Inc. The weighted average interest rate under the senior credit facility during the three months ended September 30, 2004 was 4.5%.

      As of September 24, 2004, the Company amended its senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $27,500 to $32,500; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17,500; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5,300 for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336; and (v) establish covenant EBITDA levels for the periods after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and
(iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for item (v).

      As of September 30, 2004, the Company was in compliance with the financial covenants of its senior credit facility. The senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries' stock, disposition of assets, investments, and mergers and acquisitions.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

      Long-Term Debt

                                                                 As of
                                                    ---------------------------
                                                     September 30,    June 30,
                                                         2004          2004
                                                    --------------- -----------
Senior secured notes due December 1, 2007              $105,000      $105,000

Senior subordinated notes due June 1, 2008               48,029        48,029
Foreign bank loans                                        5,912         6,237
Capitalized lease obligations and other                       4           103
                                                       --------      --------

                                                        158,945       159,369
Less:  current maturities                                   953         1,351
                                                       --------      --------
                                                       $157,992      $158,018
                                                       ========      ========

8. Employee Benefit Plans

      The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible domestic nonunion employees who meet certain requirements of age, length of service and hours worked per year. The Company's Belgium subsidiary maintains a defined contribution and defined benefit plan for eligible employees.

    Components of net periodic pension expense were:
                                                              Three Months Ended
                                                                September 30,
Domestic Pension Expense                                       2004      2003
                                                              -------  --------
Service cost - benefits earned during the year                 $ 287    $ 362
Interest cost on benefit obligation                              164      230
Expected return on plan assets                                  (150)    (210)
Amortization of initial unrecognized net transition (asset)       --       (1)
Amortization of prior service costs                              (17)     (41)
Amortization of net actuarial loss (gain)                          2       16
                                                               -----    -----
Net periodic pension cost - domestic                           $ 286    $ 356
                                                               =====    =====


                                                              Three Months Ended
                                                                September 30,
International Pension Expense                                 2004        2003
                                                             -------     -------
Service cost - benefits earned during the year                $ 122       $ 110
Interest cost on benefit obligation                              98          88
Expected return on plan assets                                  (79)        (71)
Amortization of net actuarial loss                                6           6
                                                              -----       -----
Net periodic pension cost - international                     $ 147       $ 133
                                                              =====       =====

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

9. Contingencies

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

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") by the United States Environmental Protection Agency ("the EPA"), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $635 has been paid as of September 30, 2004. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.

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

      On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the EPA relating to a third-party superfund site in Rhode Island. The Company has investigated the matter, which relates to events in the 1950's and 1960's, and management does not believe that the Company has any liability in this matter.

      On or about August 13, 2004 the Company was served with a Request for Information pursuant to Section 104 of CERCLA and Section 3007 of RCRA relating to possible discharges into Turkey Creek in Sumter, South Carolina. The Company is preparing its response to the Request for Information and believes that, because its Sumter, South Carolina facility is distant from Turkey Creek and does not discharge into Turkey Creek, the likelihood of liability associated with this matter is remote.

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

      Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,870, which is included in current and long-term liabilities in the September 30, 2004 condensed consolidated balance sheet (approximately $2,933 at June 30, 2004).


      10. Guarantees

      As part of the Prince Transactions (Note 5), as is normal for such transactions, the Company has agreed to indemnify the Palladium Investors for losses arising out of breach of representations, warranties and covenants. The Company's maximum liability under such indemnification is limited to $15,000.

      The Company agreed to indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of the Buyer for less than $21,000, up to a maximum payment by the Company of $4,000 (the "Backstop Indemnification Amount"). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company's Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company's obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of the Buyer by January 1, 2009. The maximum potential Backstop Indemnification Amount is included in other liabilities on the Company's condensed consolidated balance sheet.

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

                                           Animal
                                          Health &    Industrial                    All       Corporate &
Three Months Ended September 30, 2004     Nutrition    Chemicals   Distribution    Other         Other        Total
                                         ------------ ------------ ------------- ----------- ------------   ---------
Net sales                                  $65,806      $ 8,393      $ 7,661      $ 6,415       $    --      $88,275

Operating income/(loss)                      7,815          773          864          705        (4,129)       6,028

Depreciation and amortization                2,195          403            2          100           655        3,355

                                           Animal
                                          Health &    Industrial                    All       Corporate &
Three Months Ended September 30, 2003     Nutrition    Chemicals   Distribution    Other         Other        Total
                                         ------------ ------------ ------------- ----------- ------------   ---------
Net sales                                  $59,841      $11,982      $ 7,939      $ 5,188       $    --      $84,950

Operating income/(loss)                      6,900          822          841          669        (3,857)       5,375

Depreciation and amortization                2,029          649            3          115           372        3,168

                                           Animal
                                          Health &    Industrial                    All       Corporate &
Identifiable Assets                       Nutrition    Chemicals   Distribution    Other         Other        Total
                                         ------------ ------------ ------------- ----------- ------------   ---------
At September 30, 2004                     $188,620       25,632     $  8,607     $  5,818      $ 14,874     $243,551

At June 30, 2004                           185,601       26,146        7,715        5,696        16,211      241,369

12. Consolidating Financial Statements

      The units of Senior Secured Notes due 2007, consisting of US Senior Notes issued by the Company (the "Parent Issuer") and Dutch Senior Notes issued by Philipp Brothers Netherlands III B.V. (the "Dutch Issuer"), are guaranteed by certain subsidiaries. The Company and its U.S. subsidiaries ("U.S. Guarantor Subsidiaries"), excluding PMC, Prince MFG, LLC and MRT (until divested) (the "Unrestricted Subsidiaries", as defined in the indenture), fully and unconditionally guarantee all of the Senior Secured Notes on a joint and several basis. In addition, the Dutch Issuer's subsidiaries, presently consisting of Phibro Animal Health SA (the "Belgium Guarantor"), fully and unconditionally guarantee the Dutch Senior Notes. The Dutch issuer and the Belgium Guarantor do not guarantee the US Senior Notes. Other foreign subsidiaries ("Non-Guarantor Subsidiaries") do not presently guarantee the Senior Secured Notes. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of the Company other than the Unrestricted Subsidiaries and include: CP Chemicals, Inc., Phibro-Tech, Inc., Prince Agriproducts, Inc, Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc., and Phibro Animal Health U.S., Inc.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

      The Senior Subordinated Notes due 2008, issued by the Parent Issuer, are guaranteed by certain subsidiaries. The Company's U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of the Company including: CP Chemicals, Inc., Phibro-Tech, Inc., Prince Agriproducts, Inc., PMC, Prince MFG, LLC, MRT (until divested), Phibrochem, Inc., Phibro Chemicals, Inc., Western Magnesium Corp., Phibro Animal Health Holdings, Inc., and Phibro Animal Health U.S., Inc.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            As of September 30, 2004

                                  Parent  Unrestricted U.S. Guarantor  Dutch     Belgium   Non-Guarantor Consolidation Consolidated
                                  Issuer  Subsidiaries Subsidiaries   Issuer    Guarantor  Subsidiaries  Adjustments    Balance
                                ------------------------------------------------------------------------------------------------
                                                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents     $     184   $      --   $     568   $      --   $     202    $   4,824    $      --    $   5,778
  Trade receivables                 2,828          --      27,208          --       2,015       20,670           --       52,721
  Other receivables                   338          --       1,942          --         133        1,027           --        3,440
  Inventory                         3,316          --      36,410          --      29,112       18,284           --       87,122
  Prepaid expenses and other        2,278          --         691          --         863        3,875           --        7,707
                                ------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS            8,944          --      66,819          --      32,325       48,680           --      156,768
                                ------------------------------------------------------------------------------------------------

Property, plant &
  equipment, net                      136          --      14,052          --      17,270       28,360           --       59,818

Intangibles                            --          --       4,146          --       1,544        5,664           --       11,354
Investment in subsidiaries        107,628          --       3,619       1,304          --           --     (112,551)          --
Intercompany                        8,802          --      59,723      20,853      (1,833)      (9,222)     (78,323)          --
Other assets                       14,051          --         833          --          --          727           --       15,611
                                ------------------------------------------------------------------------------------------------
                                $ 139,561   $      --   $ 149,192   $  22,157   $  49,306    $  74,209    $(190,874)   $ 243,551
                                ================================================================================================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Cash overdraft                $      --   $      --   $     654   $      --   $      --    $      --    $      --    $     654
  Loan payable to banks            11,268          --          --          --          --           --           --       11,268
  Current portion of
    long-term debt                     --          --           3          --          --          950           --          953
  Accounts payable                  3,985          --      24,014          --       1,567        9,326           --       38,892
  Accrued expenses and other       15,328          --       9,083         867      13,766        8,287           --       47,331
                                ------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES     30,581          --      33,754         867      15,333       18,563           --       99,098
                                ------------------------------------------------------------------------------------------------

Long-term debt                    133,029          --           1      20,000          --        4,962           --      157,992
Intercompany debt                      --          --          --          --      31,720       46,603      (78,323)          --
Other liabilities                  12,166          --       5,054          --         949        4,507           --       22,676
                                ------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES            175,776          --      38,809      20,867      48,002       74,635      (78,323)     279,766
                                ------------------------------------------------------------------------------------------------

REDEEMABLE SECURITIES:
  Series C preferred stock         25,359          --          --          --          --           --           --       25,359
                                ------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock            521          --          --          --          --           --           --          521
  Common stock                          2          --          31          --          --           --          (31)           2
  Paid-in capital                     860          --     112,004          21          52        1,537     (113,614)         860
  Retained earnings
   (accumulated deficit)          (58,787)         --      (1,484)     (3,500)     (3,517)       6,807        1,694      (58,787)
  Accumulated other
    comprehensive
    income (loss):
    Gain on derivative
      instruments                      84          --          84          --          --           --          (84)          84
    Cumulative currency
     translation adjustment        (4,254)         --        (252)      4,769       4,769       (8,770)        (516)      (4,254)
                                ------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS'
      EQUITY (DEFICIT)            (61,574)         --     110,383       1,290       1,304         (426)    (112,551)     (61,574)
                                ------------------------------------------------------------------------------------------------

                                $ 139,561   $      --   $ 149,192   $  22,157   $  49,306    $  74,209    $(190,874)   $ 243,551
                                ================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                  For The Three Months Ended September 30, 2004

                                   Parent Unrestricted U.S. Guarantor   Dutch     Belgium   Non-Guarantor Consolidation Consolidated
                                   Issuer Subsidiaries Subsidiaries    Issuer    Guarantor  Subsidiaries  Adjustments     Balance
                                  ----------------------------------------------------------------------------------------------

NET SALES                         $  5,929     $--        $ 56,675     $     --    $  1,668    $ 24,003     $     --    $ 88,275

NET SALES - INTERCOMPANY                56      --              93           --       6,204       1,075       (7,428)         --

  COST OF GOODS SOLD                 4,620      --          41,634           --       4,699      22,128       (7,428)     65,653
                                  ----------------------------------------------------------------------------------------------

GROSS PROFIT                         1,365      --          15,134           --       3,173       2,950           --      22,622

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            4,903      --           6,956            6         553       4,176           --      16,594
                                  ----------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)             (3,538)     --           8,178           (6)      2,620      (1,226)          --       6,028


OTHER:
  Interest expense                   4,352      --              (2)         650          11         235           --       5,246
  Interest (income)                     (1)     --              --           --          --         (24)          --         (25)
  Other (income) expense, net            1      --            (228)          --         (59)        310           --          24

  Intercompany interest and other   (7,527)     --           5,449         (660)        939       1,799           --          --

 (Profit) loss relating
   to subsidiaries                    (532)     --              --       (1,567)         --          --        2,099          --
                                  ----------------------------------------------------------------------------------------------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES                  169      --           2,959        1,571       1,729      (3,546)      (2,099)        783

PROVISION FOR INCOME TAXES             310      --             104           --         162         348           --         924
                                  ----------------------------------------------------------------------------------------------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS               (141)     --           2,855        1,571       1,567      (3,894)      (2,099)       (141)

DISCONTINUED OPERATIONS:
  Profit (loss) relating to
    discontinued operations             --      --              --           --          --          --           --          --
 (Loss) from discontinued
    operations
   (net of income taxes)                --      --              --           --          --          --           --          --
  Gain (loss) from disposal of
    discontinued operations
   (net of income taxes)                --      --              --           --          --          --           --          --
                                  ----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                 $   (141)    $--        $  2,855     $  1,571    $  1,567    $ (3,894)    $ (2,099)   $   (141)
                                  ==============================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Three Months Ended September 30, 2004

                                         Parent Unrestricted U.S.Guarantor Dutch   Belgium  Non-Guarantor Consolidation Consolidated
                                         Issuer Subsidiaries Subsidiaries  Issuer Guarantor Subsidiaries  Adjustments     Balance
                                         ----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
 Net income (loss)                      $  (141)   $    --    $ 2,855     $ 1,571  $ 1,567    $(3,894)    $(2,099)    $  (141)
 Adjustment for discontinued
  operations                                 --         --         --          --       --         --          --          --
                                        --------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                               (141)        --      2,855       1,571    1,567     (3,894)     (2,099)       (141)

Adjustments to reconcile
 income (loss)
  from continuing operations
  to net cash provided (used)
  by operating activities:
 Depreciation and amortization              655         --        703          --      713      1,284          --       3,355
 Deferred income taxes                       --         --         --          --       --         68          --          68
 Net gain from sales of assets               --         --         --          --       --         (1)         --          (1)
 Effects of changes in
   foreign currency                          --         --       (227)         --      (59)       164          --        (122)
 Other                                        3         --         31          --       --         14          --          48
 Changes in operating assets
   and liabilities:
  Accounts receivable                      (161)        --        216          --      618      4,016          --       4,689
  Inventory                              (1,322)        --      3,251          --   (5,409)    (1,122)         --      (4,602)
  Prepaid expenses and other                896         --       (267)         --      107        341          --       1,077
  Other assets                             (175)        --        173          --       --          1          --          (1)
  Intercompany                           (2,988)         5     (2,153)     (2,238)   2,450      2,825       2,099          --
  Accounts payable                         (749)         6     (4,441)         --     (724)    (2,288)         --      (8,196)
  Accrued expenses and other              3,813         (1)       781         650      997        (29)         --       6,211
                                        --------------------------------------------------------------------------------------------
 NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                      (169)        10        922         (17)     260      1,379          --       2,385
                                        --------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Capital expenditures                       (55)        --       (834)         --     (274)      (585)         --      (1,748)
 Proceeds from sale of assets                --         --         --          --       --         12          --          12
                                        --------------------------------------------------------------------------------------------
  NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                      (55)        --       (834)         --     (274)      (573)         --      (1,736)
                                        --------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Net (decrease) in cash overdraft            --        (10)      (227)         --       --         --          --        (237)
 Net (decrease) in short-term debt          272         --         --          --       --         --          --         272
 Proceeds from long-term debt                --         --         --          --       --        445          --         445
 Payments of long-term debt                  --         --        (99)         --       --       (773)         --        (872)
                                        --------------------------------------------------------------------------------------------
  NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                      272        (10)      (326)         --       --       (328)         --        (392)
                                        --------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                     --         --          5          --        4        (56)         --         (47)
                                        --------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            48         --       (233)        (17)     (10)       422          --         210

CASH AND CASH EQUIVALENTS
 at beginning of period                     136         --        801          17      212      4,402          --       5,568
                                        --------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
 at end of period                       $   184    $    --    $   568     $    --  $   202    $ 4,824     $    --     $ 5,778
                                        ============================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 2004

                                 Parent   Unrestricted U.S. Guarantor  Dutch      Belgium   Non-Guarantor Consolidation Consolidated
                                 Issuer   Subsidiaries Subsidiaries    Issuer    Guarantor  Subsidiaries   Adjustments    Balance
                               -----------------------------------------------------------------------------------------------------

                                                               ASSETS

CURRENT ASSETS:
 Cash and cash equivalents     $     136    $      --   $     801    $      17   $     212   $   4,402    $      --    $   5,568
 Trade receivables                 2,670           --      26,996           --       2,592      25,400           --       57,658
 Other receivables                   317          414       1,195           --          72         768           --        2,766
 Inventory                         1,994           --      37,890           --      23,159      16,867           --       79,910
 Prepaid expenses and other        3,195          110         565           --       1,018       3,800           --        8,688
                               -----------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS             8,312          524      67,447           17      27,053      51,237           --      154,590
                               -----------------------------------------------------------------------------------------------------

Property, plant &
 equipment, net                      105           --      13,730           --      17,321      27,630           --       58,786

Intangibles                           --           --       4,252           --       1,569       5,874           --       11,695
Investment in subsidiaries       125,355           --       3,619        1,604          --          --     (130,578)          --
Intercompany                     (14,995)      20,995      60,030       20,181       1,630     (12,497)     (75,344)          --
Other assets                      14,506           --       1,056           --          --         736           --       16,298
                               -----------------------------------------------------------------------------------------------------

                               $ 133,283    $  21,519   $ 150,134    $  21,802   $  47,573   $  72,980    $(205,922)   $ 241,369
                               =====================================================================================================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Cash overdraft                $      --    $      10   $     881    $      --   $      --   $      --    $      --    $     891
 Loan payable to banks            10,996           --          --           --          --          --           --       10,996
 Current portion of
  long-term debt                      --           --         101           --          --       1,250           --        1,351
 Accounts payable                  4,734            9      28,434           --       2,258      11,537           --       46,972
 Accrued expenses and other       11,857          159       8,306          216      12,022       7,450           --       40,010
                               -----------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES      27,587          178      37,722          216      14,280      20,237           --      100,220
                               -----------------------------------------------------------------------------------------------------

Long-term debt                   133,029           --           2       20,000          --       4,987           --      158,018
Intercompany debt                     --           --          --           --      30,553      44,791      (75,344)          --
Other liabilities                 11,822           --       4,897           --       1,136       4,431           --       22,286
                               -----------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES             172,438          178      42,621       20,216      45,969      74,446      (75,344)     280,524
                               -----------------------------------------------------------------------------------------------------

REDEEMABLE SECURITIES:
 Series C preferred stock         24,678           --          --           --          --          --           --       24,678
                               -----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Series A preferred stock            521           --          --           --          --          --           --          521
 Common stock                          2            1          31           --          --          --          (32)           2
 Paid-in capital                     860           --     112,004           21          52       1,537     (113,614)         860
 Retained earnings
 (accumulated deficit)           (57,964)      21,340      (4,339)      (2,744)     (2,757)      8,374      (19,874)     (57,964)
 Accumulated other
  comprehensive                       --
  income (loss):
 Gain on derivative
  instruments                          9           --           9           --          --          --           (9)           9
 Cumulative currency
 translation adjustment           (7,261)          --        (192)       4,309       4,309     (11,377)       2,951       (7,261)
                               -----------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS'
    EQUITY (DEFICIT)             (63,833)      21,341     107,513        1,586       1,604      (1,466)    (130,578)     (63,833)
                               -----------------------------------------------------------------------------------------------------

                               $ 133,283    $  21,519   $ 150,134    $  21,802   $  47,573   $  72,980    $(205,922)   $ 241,369
                               =====================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  For The Three Months Ended September 30, 2003

                                    Parent   Unrestricted U.S. Guarantor  Dutch   Belgium Non-Guarantors Consolidation Consolidated
                                    Issuer   Subsidiaries Subsidiaries   Issuer  Guarantor Subsidiaries  Adjustments     Balance
                                  -------------------------------------------------------------------------------------------------

NET SALES                          $  5,697    $  5,683    $ 48,095      $  --   $    992    $ 24,483     $     --     $ 84,950

NET SALES - INTERCOMPANY                 45       1,339         209         --      9,269         770      (11,632)          --

COST OF GOODS SOLD                    4,508       5,134      35,893         --      9,196      20,691      (11,632)      63,790
                                   ------------------------------------------------------------------------------------------------

 GROSS PROFIT                         1,234       1,888      12,411         --      1,065       4,562           --       21,160

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              4,673         675       6,221         --        524       3,692           --       15,785
                                   ------------------------------------------------------------------------------------------------

 OPERATING INCOME (LOSS)             (3,439)      1,213       6,190         --        541         870           --        5,375

OTHER:
 Interest expense                     3,712          11          --         --         --         210           --        3,933
 Interest (income)                       --          --          --         --        (30)       (212)          --         (242)
 Other (income) expense, net            228          --        (242)        --       (978)        407           --         (585)

 Intercompany interest and other     (5,992)      1,082       2,539         --        696       1,675           --           --

 (Profit) loss relating
    to subsidiaries                  (2,874)         --          --         --         --          --        2,874           --
                                   ------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES                  1,487         120       3,893         --        853      (1,210)      (2,874)       2,269

PROVISION FOR INCOME TAXES                1          16         218         --        333         215           --          783
                                   ------------------------------------------------------------------------------------------------

 INCOME (LOSS) FROM
  CONTINUING OPERATIONS               1,486         104       3,675         --        520      (1,425)      (2,874)       1,486

DISCONTINUED OPERATIONS:
 Profit (loss) relating to
  discontinued operations              (462)         --          --         --         --          --          462           --
 (Loss) from discontinued
   operations
  (net of income taxes)                  --        (124)         --         --         --        (338)          --         (462)
 Gain from disposal of
  discontinued operations
  (net of income taxes)                 231          --          --                    --          --           --          231
                                   ------------------------------------------------------------------------------------------------

  NET INCOME (LOSS)                $  1,255    $    (20)   $  3,675      $  --   $    520    $ (1,763)    $ (2,412)    $  1,255
                                   ================================================================================================

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (In Thousands)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Three Months Ended September 30, 2003

                                     Parent  Unrestricted  U.S. Guarantor  Dutch  Belgium   Non-Guarantor Consolidation Consolidated
                                     Issuer  Subsidiaries  Subsidiaries   Issuer Guarantor  Subsidiaries  Adjustments   Balance
                                    ------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
 Net income (loss)                  $  1,255  $    (20)     $  3,675      $ --   $    520    $ (1,763)     $ (2,412)   $  1,255
 Adjustment for discontinued
  operations                             231       124            --        --         --         338          (462)        231
                                    ------------------------------------------------------------------------------------------------
 Income (loss) from continuing
  operations                           1,486       104         3,675        --        520      (1,425)       (2,874)      1,486

Adjustments to reconcile
 income (loss)
 from continuing operations
  to net cash
 provided (used) by operating
  activities:
 Depreciation and amortization           372       243           630        --         632       1,291                    3,168
 Deferred income taxes                    --        --            --        --          --          53                       53
 Net gain from sales of assets            --        --            --        --          --           1                        1
 Effects of changes in foreign
  currency                                --        --          (164)       --        (913)       (287)                  (1,364)
 Other                                   126        --           319        --          --        (293)                     152

 Changes in operating assets
  and liabilities:
  Accounts receivable                    119        83        (1,351)       --         544       1,437                      832
  Inventory                             (778)   (1,305)       (9,995)       --       6,828       1,124                   (4,126)
  Prepaid expenses and other             433       404          (955)       --         441        (316)                       7
  Other assets                          (530)        1            78        --          --          76                     (375)
  Intercompany                       (11,621)      523         7,744        --     (7,853)      8,333         2,874          --
  Accounts payable                    (1,176)      289          (996)       --      (2,152)     (1,448)                  (5,483)
  Accrued expenses and other           4,015        (9)         (174)       --       2,641         820                    7,293
Cash provided (used)
 by discontinued
  operations                             231      (652)           --        --          --         45                      (376)
                                    ------------------------------------------------------------------------------------------------
  NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                (7,323)     (319)       (1,189)       --         688      9,411            --       1,268
                                    ------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Capital expenditures                     --       (32)         (286)       --        (226)      (308)                     (852)
 Proceeds from sale of assets             --        --            --        --          --         12                        12
 Discontinued operations              13,788        --            --        --          --        261                    14,049
                                    ------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES               13,788       (32)         (286)       --        (226)       (35)           --      13,209
                                    ------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Net (decrease) in cash overdraft         18       277           365        --          --         71                       731
 Net (decrease) in short-term debt    (6,280)       --            --        --          --      6,000                      (280)
 Proceeds from long-term debt             --        --            --        --          --      1,500                     1,500
 Payments of long-term debt             (203)      (12)         (143)       --          --       (586)                     (944)
 Discontinued operations                  --        --            --        --          --         86                        86
                                    ------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES               (6,465)      265           222        --          --      7,071            --       1,093
                                    ------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                  --        --             2        --          16        150                       168
                                    ------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS             --       (86)       (1,251)       --         478     16,597            --      15,738

CASH AND CASH EQUIVALENTS
 at beginning of period                   43       119         2,167        --         185      8,665                    11,179
                                    ------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
 at end of period                   $     43  $     33      $    916      $ --    $    663   $ 25,262      $     --    $ 26,917
                                    ================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This information should be read in conjunction with the consolidated financial statements and related notes contained in this Report. The Company's MRT and LaCornubia businesses have been classified as discontinued operations. This discussion presents information only for continuing operations, unless otherwise indicated. The Company presents its annual consolidated financial statements on the basis of its fiscal year ending June 30.

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

      The  Company's  ability  to fund  its  operating  plan  depends  upon  the continued availability of borrowing under its senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company's fiscal 2005 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due November 1, 2004 and June 1, 2005 related to its senior secured and senior subordinated notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. The Company also has undertaken a strategic review of its manufacturing capabilities, and is currently increasing inventory levels of certain products to enhance future supply flexibility and reduce cost. There can be no assurance the Company will be successful in any of the above-noted actions.

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

Summary Consolidated Results of Continuing Operations

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2004           2003
                                                     ----           ----
                                                         (Thousands)

Net sales                                          $ 88,275       $ 84,950
Gross profit                                         22,622         21,160
Selling, general and administrative                  16,594         15,785
Operating income                                      6,028          5,375
Interest expense, net                                 5,221          3,691
Other (income) expense, net                              24           (585)
Provision for income taxes                              924            783
Income (loss) from continuing operations           $   (141)      $  1,486

Comparison of Three Months Ended September 30, 2004 and 2003

      Net Sales of $88.3 million increased $3.3 million, or 4%. Animal Health and Nutrition sales of $65.8 million grew $6.0 million, or 10%, due to volume increases offset in part by lower average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals, Distribution and All Other segments) sales of $22.5 million decreased $2.6 million. Excluding PMC, Specialty Chemical group sales increased by $3.1 million due to volume increases in Industrial Chemicals and All Other segments. The Specialty Chemical Group included PMC sales of $5.7 million for the 2003 quarter.

      Gross Profit of $22.6 million increased $1.5 million to 25.6% of net sales, compared with 24.9% in 2003. Animal Health and Nutrition gross profit increased due to higher sales unit volumes and lower unit costs offset in part by lower average selling prices. The Specialty Chemical Group also contributed to the improvement due to expanded sales of the Company's new copper-based wood treatment products. The Specialty Chemical Group included PMC gross profit of $1.9 million for the 2003 quarter.

      Selling, General and Administrative Expenses of $16.6 million increased $0.8 million. Expenses in the operating segments, excluding PMC, increased over the prior year due to severance accruals, higher research and development costs associated with registration trials, unfavorable foreign exchange rates and overall higher operating costs. Corporate expenses increased due to higher depreciation and amortization charges, compensation and severance costs offset partially by income of $0.2 million from the PMC advisory fee and the elimination of the Palladium management fee of $0.6 million in 2003. PMC expenses were $0.7 million for the 2003 quarter.

      Operating Income of $6.0 million increased $0.7 million to 6.8% of sales. Operating income, excluding PMC, improved in both the Animal Health and Nutrition and Specialty Chemical Group with increased gross profit offset in part by higher selling, general and administrative expenses. PMC contributed $1.2 million for the 2003 quarter offset in part by the elimination of the Palladium management fee.

      Interest Expense, Net of $5.2 million increased $1.5 million from the 2003 quarter, primarily due to higher average interest rates and also higher borrowing levels associated with the issuance of the Company's Senior Secured Notes.

      Other   (Income)Expense,   Net  principally   reflects   foreign  currency
transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.

      Income Taxes of $0.9 million were recorded on consolidated pre-tax income of $0.8 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

Operating Segments

      The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk (1949) Ltd. and Planalquimica. The Industrial Chemicals segment manufacturers and markets specialty chemicals for use in the pressure treated wood, brick, glass, and chemical industries, and includes Phibro-Tech and PMC. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations. The All Other segment includes contract manufacturing of crop protection chemicals, Wychem and all other operations. Due to the divestiture of PMC in December 2003, PMC's results are shown separately for comparability.

                                              Three Months ended September 30,
                                              --------------------------------
                                                   2004            2003
                                              ------------       -------------
                                                        (Thousands)
Net Sales
    Animal Health & Nutrition                     $65,806         $59,841
    Industrial Chemicals - ex PMC                   8,393           6,299
    Industrial Chemicals - PMC                         --           5,683
    Distribution                                    7,661           7,939
    All other                                       6,415           5,188
                                                  -------         -------
                                                  $88,275         $84,950
                                                  =======         =======

                                              Three Months ended September 30,
                                              --------------------------------
                                                   2004            2003
                                              ------------       -------------
                                                        (Thousands)
Operating Income
    Animal Health & Nutrition                     $ 7,815        $ 6,900
    Industrial Chemicals - ex PMC                     773           (391)
    Industrial Chemicals - PMC                         --          1,213
    Iistribution                                      864            841
    All other                                         705            669
    Corporate expenses and adjustments             (4,129)        (3,857)
                                                  -------        -------
                                                  $ 6,028        $ 5,375
                                                  =======        =======

Operating Segments Comparison of Three Months Ended September 2004 and 2003

      Animal Health and Nutrition

      Net Sales of $65.8 million increased $6.0 million, or 10%. MFA net sales increased by $2.4 million. Revenues were higher primarily for antibacterials and antibiotics but were offset in part by lower sales of anticoccidials. The increase in MFA revenues was due to higher unit volumes and favorable currency effect on international sales offset in part by lower average selling prices. NFA net sales increased by $3.6 million principally due to volume increases in trace mineral premixes and other feed ingredients.

      Operating Income of $7.8 million increased $0.9 million, or 13%. Operating income improved due to higher sales unit volumes and lower unit costs offset in part by lower average selling prices and increased selling, general and administrative expenses.

      Specialty Chemicals

      Industrial Chemicals net sales of $8.4 million, excluding PMC, increased $2.1 million, or 33%. Sales of copper- related products to the wood treatment markets increased due to the introduction of new copper based wood treatment products. PMC, divested in December 2003, generated revenues of $5.7 million for the 2003 quarter. Operating income, excluding PMC, of $0.8 million improved by $1.2 million from the 2003 quarter. This improvement was due to new product introductions and savings from previously implemented headcount reductions and facility restructurings in Phibro-Tech operations. PMC provided operating income of $1.2 million for the 2003 quarter.

      Distribution net sales of $7.7 million decreased $0.3 million, or 4%. Lower sales volumes in Europe were offset in part by higher domestic unit volumes and slightly higher average selling prices. Distribution operating income of $0.9 million approximated the prior period. As a percentage of sales, operating income was 11% in both 2004 and 2003 quarters.

      All Other net sales of $6.4 million increased $1.2 million, or 24%. Revenues for contract manufacturing increased $0.7 million due to increased volumes and average selling prices. Revenues from specialized lab projects and formulations increased $0.5 million over the prior period. Operating income of $0.7 million improved slightly from the prior period due to higher margins on specialized lab projects and formulations.


Discontinued Operations

      In August 2003, the Company divested Mineral Resource Technologies, Inc and shutdown its operations at La Cornubia. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results and cash flows of the discontinued operations.

                                           Three Months Ended September 30, 2003
                                           -------------------------------------
                                               MRT    LaCornubia    Total
                                               ---    ----------    -----

Net Sales                                    $ 3,327    $ 2,220    $ 5,547
                                             =======    =======    =======
Operating Loss                               $  (124)   $  (372)   $  (496)
Interest Expense, net                             --         16         16
Other Expense (Income), net                       --        (50)       (50)
Provision (benefit) for income tax                --         --         --
                                             -------    -------    -------
Net Income  (loss) from
 discontinued operations                     $  (124)   $  (338)   $  (462)
                                             =======    =======    =======

Depreciation and Amortization                $     -    $   100    $   100
                                             =======    =======    =======

      Mineral Resource Technologies, Inc. ("MRT"). In August 2003, the Company divested MRT for net proceeds, after transaction costs, of approximately $13.8 million. MRT was included in the Company's All Other segment.

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

Liquidity and Capital Resources

      Net Cash Provided by Operating Activities. Cash provided by operations for the three months ended September 30, 2004 and 2003 was $2.4 million and $1.3 million, respectively. Cash provided was due to income from continuing operations offset in part by working capital requirements. The Company is currently increasing inventory levels of certain products to enhance future supply flexibility and reduce cost as part of a strategic review of its manufacturing capabilities.

      Net Cash Provided (Used) by Investing Activities. Net cash provided (used) by investing activities for the three months ended September 30, 2004 and 2003 was ($1.7) million and $13.2 million, respectively. Capital expenditures of $1.7 million and $0.9 million for 2004 and 2003, respectively, were for new product capacity, for maintaining the Company's existing asset base and for environmental, health and safety projects. Discontinued operations, primarily from the sale of MRT, provided funds of $14.0 million in 2003.

      Net Cash Provided (Used) by Financing Activities. Net cash provided (used) by financing activities for the three months ended September 30, 2004 and 2003 was ($0.4) million and $1.1 million, respectively. Short-term debt increased due to a $0.3 million increase in the senior credit facility. Proceeds from long-term debt and payments of long-term debt, net used $0.4 million of funds and primarily reflect the borrowing activity of Koffolk Israel.

      Working Capital and Capital Expenditures. Working capital as of September 30, 2004 was $57.7 million compared to $54.4 million at fiscal year end June 30, 2004, an increase of $3.0 million. The Company is currently increasing inventory levels of certain products to enhance future supply flexibility and reduce cost as part of a strategic review of its manufacturing capabilities. The fiscal 2005 increase in working capital primarily was due to higher inventory levels.

      The Company anticipates spending approximately $8.0 million for capital expenditures in fiscal 2005, primarily to cover the Company's asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

      Liquidity. At September 30, 2004, the amount of credit extended under the Company's senior credit facility totaled $11.3 million under the revolving credit facility and $8.7 million under the letter of credit facility, and the Company had $6.2 million available under the credit facility. In addition, certain of the Company's foreign subsidiaries also had availability totaling $5.1 million under their respective loan agreements. As of September 24, 2004, the Company amended its senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities to $32.5 million; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17.5 million; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5.3 million for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336,000; and (v) establish covenant EBITDA levels for the periods ending after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and (iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for item (v).

      The senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.

      The  Company's  ability  to fund  its  operating  plan  depends  upon  the continued availability of borrowing under its senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company's fiscal 2005 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due November 1, 2004 and June 1, 2005 related to its senior secured and senior subordinated notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. The Company also has undertaken a strategic review of its manufacturing capabilities, and is currently increasing inventory levels of certain products to enhance future flexibility and reduce cost. There can be no assurance the Company will be successful in any of the above-noted actions.

      The Company's contractual obligations (in millions) at September 30, 2004 mature as follows:

                                                              Years
                                          -----------------------------------------
                                          Within 1 Over 1 to 3  Over 3 to 5  Over 5    Total
                                          -------- -----------  -----------  ------    -----

Loans payable to banks                    $ 11.3      $  --       $   --     $   --   $ 11.3
Long-term debt
 (including current portion)                 1.0         4.1        153.9         --    159.0
Interest payments                           19.3        38.4         12.7         --     70.4
Lease commitments                            1.4         2.6          2.0        2.2      8.2
Acquisition of rights                        0.6         0.8          0.4         --      1.8
                                          ------      ------       ------     ------   ------
   Total contractual obligations          $ 33.6      $ 45.9       $169.0     $  2.2   $250.7
                                          ======      ======       ======     ======   ======

Critical Accounting Policies

      Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended June 30, 2004 are those that depend most heavily on these judgments and estimates. As of September 30, 2004 there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Pronouncements

      There were no new accounting policies issued during the quarter ended September 30, 2004 which would result in a material impact on the Company's financial statements.

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

      For financial market risks related to changes in interest rates, foreign currency exchange rates and commodity prices, reference is made to Part II, Item 7, Quantitative and Qualitative Disclosure about Market Risk, in our annual report on Form 10-K for the fiscal year ended June 30, 2004 and to Notes 2 and 17 to our Consolidated Financial Statements included therein.

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

      o our reliance on the continued operation and sufficiency of our manufacturing facilities

      o     our reliance upon unpatented trade secrets

      o     the risks of legal proceedings and general litigation expenses

      o     potential operating hazards and uninsured risks

      o     the risk of work stoppages

      o     our dependence on key personnel

      See also the discussion under "Other Risks and Uncertainties" in Note 2 of our Condensed Consolidated Financial Statements included in this Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Information regarding quantitative and qualitative disclosures about market risk is set forth in Item 2 of this Form 10-Q.

Item 4. Controls and Procedures

      (a) Based upon an evaluation, under the supervision and with the participation of our Principal Executive Officers and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, they have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information we are required to disclose in periodic reports that we furnish to the Securities and Exchange Commission.

      (b) During the quarter ended September 30, 2004, the Company remediated the material weakness in internal control (which was comprised of a combination of significant deficiencies) discussed in our Annual Report on Form 10K. The Company completed a review of significant balance sheet accounts related to September 30, 2004 balances and implemented enhanced supervisory reviews of these accounts. Additionally, the Company is implementing improvements in processes and procedures related to the review, substantiation and evaluation of general ledger account balances. As of the end of the period covered by this report, other than noted above, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits

(a)   Exhibits

Exhibit No.                Description

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

                                        PHIBRO ANIMAL HEALTH CORPORATION.

Date: November 12, 2004                      By: /s/ JACK C. BENDHEIM
                                                 -------------------------------
                                                 Jack C. Bendheim
                                                 Chairman of the Board


Date: November 12, 2004                      By: /S/ GERALD K. CARLSON
                                                 -------------------------------
                                                 Gerald K. Carlson
                                                 Chief Executive Officer

Date: November 12, 2004                      By: /s/ RICHARD G. JOHNSON
                                                 -------------------------------
                                                 Richard G. Johnson
                                                 Chief Financial Officer
                                                (Principal Financial Officer and
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