Form 10-Q
period 2004-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2005-02-18
CIK 1069899

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q
                                   ----------

(MARK ONE)
     [X]*QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                        Commission File Number 333-64641
                 -------------------------------------------------

                        PHIBRO ANIMAL HEALTH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            New York                                13-1840497
   (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

              65 Challenger Road, Ridgefield Park, New Jersey 07660
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (201) 329-7300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
              ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]* No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ]  No [X]

Number of shares of each class of common stock outstanding as of December 31, 2004:

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

                        PHIBRO ANIMAL HEALTH CORPORATION

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I FINANCIAL INFORMATION (Unaudited)

        Item 1. Condensed Consolidated Financial Statements.............................................    3
                Condensed Consolidated Balance Sheets.................................................      4
                Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).......      5
                Condensed Consolidated Statements of Changes in Stockholders' Deficit.................      6
                Condensed Consolidated Statements of Cash Flows.......................................      7
                Notes to Condensed Consolidated Financial Statements..................................      8

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................   29

        Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................   40

        Item 4. Controls and Procedures.................................................................   40

PART II OTHER INFORMATION

        Item 5. Other Information.....................................................................     42

        Item 6. Exhibits..............................................................................     42

SIGNATURES .............................................................................................   43

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)


                                                                    DECEMBER 31,     JUNE 30,
                                                                        2004           2004
                                                                     ---------      ---------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $  10,170      $   5,568
    Trade receivables, less allowance for doubtful accounts
      of $1,307 at December 31, 2004 and $1,358 at June 30, 2004        56,875         57,658
    Other receivables                                                    4,470          2,766
    Inventories                                                         97,604         79,910
    Prepaid expenses and other current assets                            6,914          8,688
                                                                     ---------      ---------
        TOTAL CURRENT ASSETS                                           176,033        154,590
PROPERTY, PLANT AND EQUIPMENT, net                                      61,111         58,786
INTANGIBLES                                                             11,116         11,695
OTHER ASSETS                                                            16,790         16,298
                                                                     ---------      ---------
                                                                     $ 265,050      $ 241,369
                                                                     =========      =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Cash overdraft                                                   $   1,787      $     891
    Loans payable to banks                                                 297         10,996
    Current portion of long-term debt                                    4,082          1,351
    Accounts payable                                                    46,368         46,972
    Accrued expenses and other current liabilities                      47,809         40,010
                                                                     ---------      ---------
        TOTAL CURRENT LIABILITIES                                      100,343        100,220
LONG-TERM DEBT                                                         178,630        158,018
OTHER LIABILITIES                                                       23,340         22,286
                                                                     ---------      ---------
        TOTAL LIABILITIES                                              302,313        280,524
                                                                     ---------      ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
    Series C preferred stock                                            22,817         24,678
                                                                     ---------      ---------
STOCKHOLDERS' DEFICIT:
    Series A preferred stock                                               521            521
    Common stock                                                             2              2
    Paid-in capital                                                        860            860
    Accumulated deficit                                                (62,844)       (57,964)
    Accumulated other comprehensive income (loss):
      Gain on derivative instruments                                       331              9
      Cumulative currency translation adjustment                         1,050         (7,261)
                                                                     ---------      ---------
        TOTAL STOCKHOLDERS' DEFICIT                                    (60,080)       (63,833)
                                                                     ---------      ---------
                                                                     $ 265,050      $ 241,369
                                                                     =========      =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In Thousands)


                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   DECEMBER 31,                 DECEMBER 31,
                                                                2004           2003          2004            2003
                                                             ---------      ---------      ---------      ---------
NET SALES                                                    $  93,060      $  92,540      $ 181,335      $ 177,490
COST OF GOODS SOLD (includes Belgium Plant
    Transactions costs of $9,536 for the
    three months and six months ended
    December 31, 2004)                                          79,191         69,991        144,844        133,781
                                                             ---------      ---------      ---------      ---------
    GROSS PROFIT                                                13,869         22,549         36,491         43,709
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                    17,759         16,824         34,353         32,609
                                                             ---------      ---------      ---------      ---------
    OPERATING INCOME (LOSS)                                     (3,890)         5,725          2,138         11,100
OTHER:
    Interest expense                                             5,389          4,549         10,635          8,482
    Interest (income)                                              (33)           168            (58)           (74)
    Other (income) expense, net                                   (791)           127           (767)          (458)
    Net (gain) on extinguishment of debt                            --        (23,226)            --        (23,226)
                                                             ---------      ---------      ---------      ---------
    INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES                            (8,455)        24,107         (7,672)        26,376
PROVISION (BENEFIT) FOR INCOME TAXES                              (884)         2,880             40          3,663
                                                             ---------      ---------      ---------      ---------
    INCOME (LOSS) FROM CONTINUING OPERATIONS                    (7,571)        21,227         (7,712)        22,713
DISCONTINUED OPERATIONS:
    Gain (loss) from discontinued operations (net of
      income taxes)                                                 --             59             --           (403)
    Gain on disposal of discontinued operations
      (net of income taxes)                                         --             --             --            231
                                                             ---------      ---------      ---------      ---------
    NET INCOME (LOSS)                                           (7,571)        21,286         (7,712)        22,541
OTHER COMPREHENSIVE INCOME:
    Change in derivative instruments, net of tax                   247            102            322            419
    Change in currency translation adjustment                    5,304          3,031          8,311          2,172
                                                             ---------      ---------      ---------      ---------
    COMPREHENSIVE INCOME (LOSS)                              $  (2,020)     $  24,419      $     921      $  25,132
                                                             =========      =========      =========      =========
    NET INCOME (LOSS)                                           (7,571)        21,286         (7,712)        22,541
Excess of the reduction of redeemable preferred stock
    over total assets divested and costs and liabilities
    incurred on the Prince Transactions                            973         20,138            973         20,138
Dividends and equity value accreted on Series B and C
    redeemable preferred stock                                   2,541         (2,864)         1,859         (3,851)
                                                             ---------      ---------      ---------      ---------
    NET INCOME (LOSS) AVAILABLE TO
      COMMON SHAREHOLDERS                                    $  (4,057)     $  38,560      $  (4,880)     $  38,828
                                                             =========      =========      =========      =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (Unaudited)
           For the Three Months and Six Months Ended December 31, 2004
                                 (In Thousands)

                                                           COMMON                              ACCUMULATED
                                           PREFERRED       STOCK                                  OTHER
                                             STOCK    ----------------  PAID-IN  ACCUMULATED  COMPREHENSIVE
                                            SERIES A  CLASS A  CLASS B  CAPITAL    DEFICIT    INCOME (LOSS)    TOTAL
                                           ---------  -------  -------  -------  -----------  -------------  ---------
 Balance, June 30, 2004                    $     521  $     1  $     1  $   860  $  (57,964)  $     (7,252)  $ (63,833)
    Dividends on Series C
     redeemable preferred stock                                                        (668)                      (668)
    Equity value accreted on
     Series C redeemable
     preferred stock                                                                    (14)                       (14)
    Change in derivative
     instruments, net of tax                                                                            75          75
    Foreign currency translation
     adjustment                                                                                      3,007       3,007
    Net (loss)                                                                         (141)                      (141)
                                           ---------  -------  -------  -------  ----------   ------------   ---------
 Balance, September 30, 2004               $     521  $     1  $     1  $   860  $  (58,787)  $     (4,170)  $ (61,574)
                                           =========  =======  =======  =======  ==========   =============  =========
    Excess of the reduction in redeemable
     preferred stock over total assets
     divested and costs and liabilities
     incurred on the Prince Transactions                                                973                        973
    Dividends on Series C
     redeemable preferred stock                                                        (667)                      (667)
    Equity value accreted on
     Series C redeemable
     preferred stock                                                                  3,208                      3,208
    Change in derivative
     instruments, net of tax                                                                           247         247
    Foreign currency translation
     adjustment                                                                                      5,304       5,304
    Net (loss)                                                                       (7,571)                    (7,571)
                                           ---------  -------  -------  -------  ----------   ------------   ---------
 Balance, December 31, 2004                $     521  $     1  $     1  $   860  $  (62,844)  $      1,381   $ (60,080)
                                           =========  =======  =======  =======  ==========   ============   =========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                               SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                              2004           2003
                                                                                            ---------      ---------
OPERATING ACTIVITIES:
    Net income (loss)                                                                       $  (7,712)     $  22,541
    Adjustment for discontinued operations                                                         --            172
                                                                                            ---------      ---------
    Income (loss) from continuing operations                                                   (7,712)        22,713
    Adjustments to reconcile income (loss) from continuing operations to net cash used by operating activities:
      Depreciation and amortization (includes accelerated depreciation from the Belgium
        Plant Transactions of $533 for the six months ended December 31, 2004)                  7,308          6,544
      Deferred income taxes                                                                      (172)            93
      Net gain on extinguishment of debt                                                           --        (23,226)
      Effects of changes in foreign currency                                                   (1,174)        (1,166)
      Other                                                                                       366            589
      Changes in operating assets and liabilities:
        Accounts receivable                                                                     1,518         (2,132)
        Inventories                                                                           (11,641)        (1,499)
        Prepaid expenses and other current assets                                               1,456            705
        Other assets                                                                              316            605
        Accounts payable                                                                       (1,600)        (6,749)
        Accrued expenses and other liabilities                                                   (913)         4,516
        Accrued costs of non-completed transaction                                             (1,893)            --
        Accrued costs of the Belgium Plant Transactions                                         9,003             --
    Cash used by discontinued operations                                                           --         (1,665)
                                                                                            ---------      ---------
        NET CASH USED BY OPERATING ACTIVITIES                                                  (5,138)          (672)
                                                                                            ---------      ---------
INVESTING ACTIVITIES:
    Capital expenditures                                                                       (3,676)        (2,280)
    Proceeds from sale of assets                                                                   40             23
    Discontinued operations                                                                        --         14,397
                                                                                            ---------      ---------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       (3,636)        12,140
                                                                                            ---------      ---------
FINANCING ACTIVITIES:
    Net increase in cash overdraft                                                                896          2,204
    Net decrease in short-term debt                                                           (10,699)       (31,453)
    Proceeds from long-term debt                                                               26,100        107,500
    Payments of long-term debt                                                                 (1,862)       (34,020)
    Payment of Pfizer obligations                                                                  --        (28,300)
    Payments relating to the Prince Transactions and transaction costs                             --        (19,979)
    Debt refinancing costs                                                                     (1,550)       (11,496)
    Discontinued operations                                                                        --          1,391
                                                                                            ---------      ---------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                       12,885        (14,153)
                                                                                            ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           491            188
                                                                                            ---------      ---------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    4,602         (2,497)
CASH AND CASH EQUIVALENTS at beginning of period                                                5,568         11,179
                                                                                            ---------      ---------
CASH AND CASH EQUIVALENTS at end of period                                                  $  10,170      $   8,682
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

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

1. GENERAL

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      In the opinion of Phibro Animal Health Corporation (the "Company" or "PAHC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of December 31, 2004 and its results of operations and cash flows for the three months and six months ended December 31, 2004 and 2003.

      The condensed consolidated balance sheet as of June 30, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Additionally it should be noted the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes the disclosures presented are adequate to make the information contained herein not misleading, these financial statements should be read in conjunction with the Company's audited consolidated financial statements as found in the Company's annual report filed on Form 10-K for the year ended June 30, 2004.

      The Company's Mineral Resource Technologies, Inc. ("MRT") and La Cornubia S.A. (France) ("La Cornubia") businesses have been classified as discontinued operations as discussed in these notes to condensed consolidated financial statements. The Company's condensed consolidated financial statements have been reclassified to report separately the financial position, operating results and cash flows of the discontinued operations. These footnotes present information only for continuing operations, unless otherwise noted.

      The results of operations for all interim periods presented may not be indicative of results for the full year.

      NEW ACCOUNTING PRONOUNCEMENTS:

      The Company will adopt the following new accounting pronouncements during 2005:

      Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment to Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....". SFAS
No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 30, 2005 and the provisions of this statement shall be applied prospectively. The Company is currently assessing the impact of this statement.

    Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after December 2004. The provisions of this statement shall be applied prospectively. The Company is currently assessing the impact of this statement.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

      Statement of Financial Accounting Standards No. 123, "Share-Based Payment (revised 2004)" ("SFAS No. 123"). This Statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued, and it does not address the accounting for employee share ownership plans. This Statement applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. SFAS No. 123, as revised, is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of this statement.

2. RISKS, UNCERTAINTIES, AND LIQUIDITY

      The  Company's  ability  to fund  its  operating  plan  depends  upon  the continued availability of borrowing under its domestic senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company expects adequate liquidity throughout 2005, with periods of reduced availability around the dates of the semi-annual interest payments due June 1 and December 1 related to its Senior Secured Notes and Senior Subordinated Notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. There can be no assurance the Company will be successful in any of the above-noted actions.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

3. REFINANCING

      ISSUANCE OF ADDITIONAL 13% SENIOR SECURED NOTES:

      On December 21, 2004, the Company completed a private placement pursuant to which the Company and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of the Company (the "Dutch Issuer" and together with the Company, the "Issuers") issued and sold 22,491 additional units consisting of $18,207 13% Senior Secured Notes due 2007 of the Company (the "U.S. Notes") and $4,284 13% Senior Secured Notes due 2007 of the Dutch Issuer (the "Dutch Notes" and together with the U.S. Notes, the "Additional Notes"), from which they received gross proceeds of $23,391. The proceeds were used to refinance indebtedness outstanding under the Company's domestic senior credit facility. The Company incurred financing costs of $2,275 in connection with the issuance of the Additional Notes. The Additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the "Indenture") under which the Issuers previously issued 105,000 units consisting of $85,000 aggregate principal amount of U.S. Notes and $20,000 aggregate principal amount of Dutch Notes.

      On January 14, 2005, the Company and its domestic subsidiaries filed a registration statement with the Securities and Exchange Commission (the "SEC") on Form S-4 with respect to an exchange offer for all its senior secured notes, comprised of 105,000 units sold on October 21, 2003 and 22,491 additional units sold on December 21, 2004. On February 4, 2005, such registration statement was declared effective.

      AMENDMENT TO THE DOMESTIC SENIOR CREDIT FACILITY:

      On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, the Company amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Philipp Brothers Brasil Holdings Ltda, ("PAH Brazil") or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

4. BELGIUM PLANT TRANSACTIONS

      On December 16, 2004, Phibro Animal Health SA, ("PAH Belgium") entered into an agreement with GlaxoSmithKline Biologicals ("GSK") to sell to GSK substantially all of PAH Belgium's facilities in Rixensart, Belgium (the "Belgium Plant"). Such sale, when completed (the "Belgium Plant Transactions"), will include the following elements (U.S. dollar amounts at the December 31, 2004 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6,200 ($8,394), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations;
(iii) GSK agreeing to be responsible cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 700 ($948) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1,500 ($2,031) within six months from the closing date, EUR 1,500 ($2,031) within eighteen months from the closing date, EUR 1,500 ($2,031) within thirty months from the closing date, and EUR 500 ($677) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 400 ($542)) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions, estimated in total to be EUR 9,100 ($12,320), of which an amount estimated to be approximately EUR 4,600 ($6,227) would be payable at or around the closing and an aggregate amount so estimated to be approximately EUR 4,500 ($6,092) would be payable over periods up to thirteen years; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

      The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event earlier than July 1, 2005 or later than June 30, 2006.

      The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.

      As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2,470 ($3,344) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 394 ($533) in December 2004 and will record an additional EUR 8,662 ($11,727) of incremental depreciation expense ratably through November 2005. The Company recorded severance expense of EUR 6,650 ($9,003) in December 2004 for the estimated minimum severance amounts indicated by law, contract, and/or past practice. The Company estimates it will record additional expense of EUR 2,450 ($3,317) ratably through November 2005 for severance, retention agreements and other costs. The incremental depreciation expense of $533 and severance expense of $9,003 recorded in December 2004 are included in cost of goods sold on the Company's condensed consolidated statements of operations and comprehensive income (loss).

      The Company has determined that the carrying amount of the Belgium Plant at December 31, 2004 is recoverable based on the estimated future cash flows arising from the use of the assets.

      In anticipation of transferring production of virginiamycin from the Belgium plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. At December 31, 2004 virginiamycin inventories were approximately $40,000 and are expected to continue to increase through November 2005, based on current production rates.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

5. HOLDING COMPANY AND HOLDCO NOTES

      During January 2005, PAHC Holdings Corporation ("PAHC Holdings") was formed to hold the capital stock of the Company, except for its Series C Preferred Stock. On February 10, 2005, PAHC Holdings issued $29,000 of its 15% Senior Secured Notes due 2010 (the "HoldCo Notes") in a private placement. Interest is payable at the option of PAHC Holdings in cash or pay-in-kind HoldCo Notes. The Company is not obligated for the HoldCo Notes. The Company's ability to make payments to PAHC Holdings is subject to the terms of the Company's Senior Secured Notes, its Senior Subordinated Notes, and its domestic senior credit facility, and to applicable law.

      The proceeds from the sale of the HoldCo Notes, upon release from escrow, will be used, directly or indirectly, to redeem the Company's Series C Preferred Stock either by PAHC Holdings (i) making a capital contribution to the Company to contemporaneously finance the redemption of the Company's Series C Preferred Stock, or (ii) purchasing a new series of the Company's preferred stock, referred to as Series D Preferred Stock, that may be issued by the Company to finance the redemption of the Company's Series C Preferred Stock. It is contemplated that such redemption will occur on or before February 28, 2005. On March 1, 2005, the applicable percentage for determining the equity value component of the redemption price increases, as currently provided in the Company's certificate of incorporation, from 18% to 22%. If on March 1, 2005, the Company has not redeemed its Series C Preferred Stock from escrow, PAHC Holdings will be required to redeem the HoldCo Notes, primarily with the proceeds of the HoldCo Notes placed in escrow.

      PAHC Holdings was formed by the holders of all of the Company's capital stock, other than the holders of Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged fifty percent (50%) of his shares of Class A Common Stock, for the same number and class of shares of PAHC Holdings, having the same designations, relative rights, privileges and limitations as the Company's shares of such class (except to the extent that PAHC Holdings is a Delaware corporation and the Company is a New York corporation).

      The HoldCo Notes are to be secured by all of PAHC Holdings' assets (now consisting solely of the Company's capital stock and, until disbursed, the proceeds of the HoldCo Notes in escrow). Currently, such pledge covers all of the Company's Series A Preferred Stock and Class B Common Stock, the Company's non-voting classes of stock. In connection with the release of the proceeds of the HoldCo Notes from escrow and following the redemption of the Company's Series C Preferred Stock, Mr. Bendheim will contribute to PAHC Holdings the balance of the Company's outstanding Class A Common Stock, and all of the Company's outstanding Class A Common Stock, the Company's voting stock, will be pledged as security for the HoldCo Notes.

6. PRINCE TRANSACTIONS

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

      On December 29, 2004, the Company and the Buyer reached agreement regarding the post-closing working capital adjustment, which resulted in a final $227 payment to the Company from the Buyer. The Company reassessed the accruals relating to the Prince Transactions and adjusted the accruals accordingly. The adjustments resulted in a net gain of $973 which was recorded as a decrease to accumulated deficit on the Company's condensed consolidated balance sheet as of December 31, 2004.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

PMC is included in the Company's Industrial Chemicals segment. The results of operations of PMC were:

                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                     DECEMBER 31, 2003  DECEMBER 31, 2003
                                    ------------------  -----------------
Net sales                                $5,435             $11,118
Operating income                          1,065               2,278
Depreciation and amortization               244                 487

7. INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:

                                            AS OF
                          --------------------------------------
                          DECEMBER 31, 2004        JUNE 30, 2004
                          -----------------        -------------
Raw materials                   $21,349              $16,313
Work-in-process                   1,782                1,764
Finished goods                   74,473               61,833
                                -------              -------
Total inventory                 $97,604              $79,910
                                =======              =======

8. INTANGIBLES

      Product intangible cost arising from the acquisition of the medicated feed additive business of Pfizer, Inc. and the acquisition of the rights to sell amprolium was $15,033 and $14,925 at December 31, 2004 and June 30, 2004, respectively, with related accumulated amortization of $3,917 and $3,230 at December 31, 2004 and June 30, 2004, respectively. Amortization expense was $375 and $304 for the three months ended December 31, 2004 and 2003, respectively, and $746 and $608 for the six months ended December 31, 2004 and 2003, respectively.

9. DISCONTINUED OPERATIONS

      The Company divested MRT and shutdown La Cornubia during fiscal 2004. These businesses have been classified as discontinued operations.

      Operating results and gain on sale of MRT were:

                                                    SIX MONTHS ENDED
                                                    DECEMBER 31, 2003
                                                    -----------------
OPERATING RESULTS:
Net sales                                              $  3,327
Cost of goods sold                                        3,135
Selling, general and administrative expenses                316
                                                       --------
Loss before income taxes                                   (124)
Provision for income taxes                                    -
                                                       --------
Loss from operations                                   $   (124)
                                                       ========

GAIN ON SALE:
Current assets                                         $ (5,813)
Property, plant & equipment - net and other assets      (10,703)
Current liabilities                                       2,911
Net proceeds of sale                                     13,836
                                                       --------
Gain on sale                                           $    231
                                                       ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

    Operating results of La Cornubia were:

                                              THREE MONTHS ENDED  SIX MONTHS ENDED
                                               DECEMBER 31, 2003  DECEMBER 31, 2003
                                              ------------------  -----------------
OPERATING RESULTS:

Net sales                                           $ 3,503           $ 5,723

Cost of goods sold                                    3,199             5,415

Selling, general and administrative expenses            412               788

Other (income)                                         (193)             (243)

Interest expense                                         26                42
                                                    -------           -------
Income (loss) before income taxes                        59              (279)

Provision for income taxes                                -                 -

Income (loss) from operations
                                                    -------           -------
                                                    $    59           $  (279)
                                                    =======           =======
Depreciation and amortization                       $   101           $   201
                                                    =======           =======

10. DEBT

      LOANS PAYABLE TO BANKS

      At December 31, 2004, loans payable to banks included $297 under the domestic senior credit facility with Wells Fargo Foothill, Inc. The weighted average interest rate at December 31, 2004 was 5.75%. At December 31, 2004, the Company had $17,203 of borrowings available under the working capital facility that is provided under the domestic senior credit facility.

      As of September 24, 2004, the Company amended its domestic senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $27,500 to $32,500; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17,500; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5,300 for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336; and (v) establish EBITDA covenant levels for the periods after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and
(iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for item (v).

      On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, the Company amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Philipp Brothers Brasil Holdings Ltda, ("PAH Brazil") or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

               PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

      As of December 31, 2004, the Company was in compliance with the financial covenants of its domestic senior credit facility. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries' stock, disposition of assets, investments, and mergers and acquisitions.

      The domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the consolidated balance sheet.

      LONG-TERM DEBT

                                                                 As of
                                            -----------------------------------------
                                            December 31, 2004           June 30, 2004
                                            -----------------           -------------
Senior secured notes due December 1, 2007        $127,491                 $105,000
Senior subordinated notes due June 1, 2008         48,029                   48,029
Foreign bank loans                                  7,192                    6,237
Capitalized lease obligations and other                 -                      103
                                                 --------                 --------
                                                  182,712                  159,369

Less:  current maturities                        $  4,082                 $  1,351
                                                 --------                 --------
                                                  178,630                  158,018
                                                 ========                 ========

      The Company's foreign subsidiaries have aggregate credit lines of $11,075. At December 31, 2004, the Company had $3,883 of borrowings available under these credit lines.

11. EMPLOYEE BENEFIT PLANS

      The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible domestic nonunion employees who meet certain requirements of age, length of service and hours worked per year. The Company's Belgium subsidiary maintains a defined contribution and defined benefit plan for eligible employees.

      Components of net periodic pension expense were:

                                                             Three Months Ended                 Six Months Ended
                                                                December 31,                      December 31,
 DOMESTIC PENSION EXPENSE                                  2004             2003              2004            2003
                                                           -----            -----            -----            -----
 Service cost - benefits earned during the year            $ 337            $ 321            $ 624            $ 683
 Interest cost on benefit obligation                         315              226              479              456
 Expected return on plan assets                             (308)            (210)            (458)            (420)
 Amortization of initial unrecognized net transition
(asset)                                                       (2)              (1)              (2)              (2)
 Amortization of prior service costs                         (55)             (41)             (72)             (82)
 Amortization of net actuarial loss (gain)                    (2)               5                -               21
 Curtailment Benefit                                           -              (64)               -              (64)
                                                           -----            -----            -----            -----
                                                           $ 285            $ 236            $ 571            $ 592
 NET PERIODIC PENSION COST - DOMESTIC                      =====            =====            =====            =====

               PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         DECEMBER 31,             DECEMBER 31,
INTERNATIONAL PENSION EXPENSE                         2004         2003       2004          2003
                                                     -----        -----       -----         -----
Service cost - benefits earned during the year       $ 114        $ 117       $ 236         $ 227
Interest cost on benefit obligation                    111           94         209           182
Expected return on plan assets                        (100)         (75)       (179)         (146)
Amortization of net actuarial loss (gain)               (5)           5           1            11
                                                     -----        -----       -----         -----
NET PERIODIC PENSION COST - INTERNATIONAL            $ 120        $ 141       $ 267         $ 274
                                                     =====        =====       =====         =====

12. CONTINGENCIES

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

      The Company's Phibro-Tech subsidiary was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") by the United States Environmental Protection Agency ("the EPA"), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $635 has been paid as of December 31, 2004. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.

      Phibro-Tech, Inc. has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control ("DTSC") and has reached an agreement to pay $425 over a six year period ending October 2008. The annual payments required under this agreement are not expected to have any material adverse impact on the Company.

      Phibro-Tech, Inc. and the DTSC are currently negotiating the settlement of certain alleged technical permit violations from 2003. Phibro-Tech, Inc. believes most, if not all, of the alleged violations will be withdrawn. In the event penalties are assessed, they are not expected to exceed $50.

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

      The Company and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities and governmental regulation. Certain of these actions seek damages in various amounts. In most cases, such claims are covered by insurance. The Company believes that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

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

      Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,777, which is included in current and long-term liabilities in the December 31, 2004 condensed consolidated balance sheet (approximately $2,933 at June 30, 2004).

13. GUARANTEES

      As part of the Prince Transactions (as discussed in these notes to condensed consolidated financial statements), as is normal for such transactions, the Company has agreed to indemnify the Palladium Investors for losses arising out of breach of representations, warranties and covenants. The Company's maximum liability under such indemnification is limited to $15,000.

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

      The Company established a $1,000 letter of credit escrow for two years to collateralize certain indemnification obligations relating to the Prince Transactions.

14. BUSINESS SEGMENTS

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

                                        ANIMAL
                                       HEALTH &     INDUSTRIAL                      ALL        CORPORATE &
THREE MONTHS ENDED DECEMBER 31, 2004   NUTRITION    CHEMICALS    DISTRIBUTION      OTHER          OTHER           TOTAL
                                       ---------    ----------   ------------     -------      -----------       --------
Net sales                              $ 70,708       $7,686        $8,104        $ 6,562      $      -          $ 93,060

Operating income (loss)
                                         (1,520)         655           796            455        (4,276)           (3,890)
Depreciation and amortization
                                          2,705          413             6            104           725             3,953

      The  Animal  Health  and   Nutrition   segment   includes   Belgium  Plant
Transactions costs of $9,003 of severance expense and $533 of depreciation expense.

                                          ANIMAL
                                         HEALTH &       INDUSTRIAL                        ALL         CORPORATE &
THREE MONTHS ENDED DECEMBER 31, 2003    NUTRITION       CHEMICALS      DISTRIBUTION      OTHER           OTHER            TOTAL
                                        ---------       ----------     ------------     ------        -----------        -------
Net sales                                $68,687         $11,679         $7,656         $4,518          $    -           $92,540

Operating income (loss)                    7,655             778            692            657          (4,057)            5,725

Depreciation and amortization              2,059             639              4             98             576             3,376

                                       ANIMAL
                                      HEALTH &      INDUSTRIAL                 ALL      CORPORATE &
SIX MONTHS ENDED DECEMBER 31, 2004    NUTRITION     CHEMICALS   DISTRIBUTION  OTHER        OTHER       TOTAL
                                      ---------     ----------  ------------  ------    -----------   -------
Net sales                             $136,514       $16,079    $15,765       $ 12,977  $   -        $181,335

Operating income/(loss)
                                         6,295         1,428      1,660          1,160  (8,405)         2,138
Depreciation and amortization
                                         4,900           816          8            204   1,380          7,308

      The Animal Health and Nutrition segment includes Belgium Plant Transactions costs of $9,003 of severance expense and $533 of depreciation expense.

                                       ANIMAL
                                      HEALTH &        INDUSTRIAL                   ALL     CORPORATE &
SIX MONTHS ENDED DECEMBER 31, 2003    NUTRITION       CHEMICALS   DISTRIBUTION    OTHER       OTHER       TOTAL
                                      ---------       ----------  ------------    ------   -----------   -------
Net sales                             $128,528         $23,661       $15,595     $ 9,706     $     -     $177,490

Operating income/(loss)
                                        14,555           1,600         1,533       1,326      (7,914)      11,100
Depreciation and amortization
                                         4,088           1,288             7         213         948        6,544

                                 ANIMAL
IDENTIFIABLE ASSETS OF          HEALTH &    INDUSTRIAL                 ALL      CORPORATE &
CONTINUING OPERATIONS          NUTRITION    CHEMICALS   DISTRIBUTION   OTHER       OTHER         TOTAL
                               ---------    ----------  ------------   ------   -----------     -------
At December 30, 2004            $209,126     $26,123      $7,775      $5,946      $16,080      $265,050
At June 30, 2004                 185,601      26,146       7,715       5,696       16,211       241,369

15. CONSOLIDATING FINANCIAL STATEMENTS

      The units of Senior Secured Notes due 2007, consisting of US Senior Notes issued by the Company (the "Parent Issuer") and Dutch Senior Notes issued by Philipp Brothers Netherlands III B.V. (the "Dutch Issuer"), are guaranteed by certain subsidiaries. The Company and its U.S. subsidiaries ("U.S. Guarantor Subsidiaries"), excluding PMC, Prince MFG, LLC and MRT (until divested) (the "Unrestricted Subsidiaries", as defined in the indenture), fully and unconditionally guarantee all of the Senior Secured Notes on a joint and several basis. In addition, the Dutch Issuer's subsidiaries, presently consisting of Phibro Animal Health SA (the "Belgium Guarantor"), fully and unconditionally guarantee the Dutch Senior Notes. The Dutch issuer and the Belgium Guarantor do not guarantee the US Senior Notes. Other foreign subsidiaries ("Non-Guarantor Subsidiaries") do not presently guarantee the Senior Secured Notes. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of the Company other than the Unrestricted Subsidiaries and include: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

      The Senior Subordinated Notes due 2008, issued by the Parent Issuer, are guaranteed by certain subsidiaries. The Company's U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of the Company including: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; PMC; Prince MFG, LLC; MRT (until divested); Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2004

                                                            U.S.
                              Parent   Unrestricted    Guarantor    Dutch     Belgium     Non-Guarantor  Consolidation  Consolidated
                              Issuer   Subsidiaries  Subsidiaries   Issuer    Guarantor   Subsidiaries     Adjustments      Balance
                              ------   ------------  ------------   ------    ---------   ------------     -----------      -------
    ASSETS

CURRENT ASSETS:
 Cash and cash equivalents  $     13        $ --        $    968   $      2   $   5,369      $   3,818      $      --     $  10,170
 Trade receivables             2,821          --          28,004         --       2,170         23,880             --        56,875
 Other receivables               693          --           2,066         --         766            945             --         4,470
 Inventory                     2,867          --          35,276         --      34,888         24,573                       97,604
 Prepaid expenses and other    1,360          --              64         --       1,516          3,974             --         6,914
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
  TOTAL CURRENT ASSETS         7,754          --          66,378          2      44,709         57,190             --       176,033
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
Property, plant &
 equipment, net                  743          --          13,821         --      17,743         28,804             --        61,111

Intangibles                       --          --           4,039         --       1,621          5,456             --        11,116
Investment in subsidiaries   108,057          --              --     (3,728)         --             --       (104,329)           --
Intercompany                   9,366          --          68,136     26,903      (5,194)       (11,407)       (87,804)           --
Other assets                  15,191          --           1,142         --          --            457             --        16,790
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
                            $141,111        $ --        $153,516   $ 23,177   $  58,879      $  80,500      $(192,133)    $ 265,050
                            ========        ====        ========   ========   =========      =========      =========     =========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
  (DEFICIT)

CURRENT LIABILITIES:
 Cash overdraft             $     --        $ --        $  1,787   $     --   $      --      $      --      $      --     $   1,787
 Loan payable to banks           297          --              --         --          --             --             --           297
 Current portion of
  long-term debt                  --          --              --         --          --          4,082             --         4,082
 Accounts payable              4,011          --          28,077         --       2,561         11,719             --        46,368
 Accrued expenses
  and other                    9,397          --           9,071        217      21,734          7,390                       47,809
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
  TOTAL CURRENT
   LIABILITIES                13,705          --          38,935        217      24,295         23,191             --       100,343
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
Long-term debt               151,236          --              --     24,284          --          3,110             --       178,630
Intercompany debt                 --          --              --      2,411      37,881         47,512        (87,804)           --
Other liabilities             13,433          --           5,522         --         431          3,954             --        23,340
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
  TOTAL LIABILITIES          178,374          --          44,457     26,912      62,607         77,767        (87,804)      302,313
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
REDEEMABLE SECURITIES:
 Series C preferred stock     22,817          --              --         --          --             --             --        22,817
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
STOCKHOLDERS' EQUITY
 (DEFICIT):
 Series A preferred stock        521          --              --         --          --             --             --           521
 Common stock                      2          --              33         --          --             --            (33)            2
 Paid-in capital                 860          --         108,383         21          52          1,537       (109,993)          860
 Retained earnings
  (accumulated deficit)      (62,844)         --             610    (10,906)    (10,930)         6,997         14,229       (62,844)
 Accumulated other
  comprehensive                                                                                                                  --
  income (loss):
  Gain on derivative
   instruments                   331          --             331         --          --             --           (331)          331
  Cumulative currency
  translation adjustment       1,050          --            (298)     7,150       7,150         (5,801)        (8,201)        1,050
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
  TOTAL STOCKHOLDERS'
  EQUITY (DEFICIT)           (60,080)         --         109,059     (3,735)     (3,728)         2,733       (104,329)      (60,080)
                            --------        ----        --------   --------   ---------      ---------      ---------     ---------
                            $141,111        $ --        $153,516   $ 23,177   $  58,879      $  80,500      $(192,133)    $ 265,050
                            ========        ====        ========   ========   =========      =========      =========     =========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

                            Parent   Unrestricted  U.S. Guarantor    Dutch     Belgium    Non-Guarantor  Consolidation  Consolidated
                            Issuer   Subsidiaries    Subsidiaries    Issuer   Guarantor    Subsidiaries    Adjustments     Balance
                            ------   ------------    ------------    ------   ---------    ------------    -----------     -------
NET SALES                  $  6,247       $--          $ 57,791    $     --    $  2,560       $ 26,462       $     --     $ 93,060

NET SALES - INTERCOMPANY         37        --                38          --       4,456          2,342         (6,873)          --

COST OF GOODS SOLD
 (includes Belgium
 Plant Transactions
 costs of $9,536)             5,034        --            43,358          --      16,085         21,587         (6,873)      79,191
                           --------       ---          --------    --------    --------       --------       --------     --------
GROSS PROFIT                  1,250        --            14,471          --      (9,069)         7,217             --       13,869


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES       5,315        --             7,393          --         813          4,238             --       17,759
                           --------       ---          --------    --------    --------       --------       --------     --------
OPERATING INCOME (LOSS)      (4,065)       --             7,078          --      (9,882)         2,979             --       (3,890)

OTHER:

 Interest expense             4,585        --                 2         649          12            141             --        5,389
 Interest (income)               (1)       --                (4)         --          --            (28)            --          (33)
 Other (income) expense,
  net                             3        --              (146)         --        (152)          (496)            --         (791)

 Intercompany interest
  and other                  (6,407)       --             4,937        (656)        942          1,184             --           --

 (Profit) loss relating
  to subsidiaries             5,122        --                --       9,071          --             --        (14,193)          --
                           --------       ---          --------    --------    --------       --------       --------     --------
 INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES        (7,367)       --             2,289      (9,064)    (10,684)         2,178         14,193       (8,455)

PROVISION (BENEFIT)
 FOR INCOME TAXES               204        --               195          --      (1,613)           330             --         (884)
                           --------       ---          --------    --------    --------       --------       --------     --------
INCOME (LOSS) FROM
CONTINUING OPERATIONS        (7,571)       --             2,094      (9,064)     (9,071)         1,848         14,193       (7,571)

DISCONTINUED OPERATIONS:
 Profit (loss) relating
  to discontinued
  operations                     --        --                --          --          --             --             --           --
 (Loss) from discontinued
  operations
  (net of income taxes)          --        --                --          --          --             --             --           --
 Gain (loss) from
  disposal of
  discontinued operations
  (net of income taxes)          --        --                --          --          --             --             --           --
                           --------       ---          --------    --------    --------       --------       --------     --------
  NET INCOME (LOSS)        $ (7,571)      $--          $  2,094    $ (9,064)   $ (9,071)      $  1,848       $ 14,193     $ (7,571)
                           ========       ===          ========    ========    ========       ========       ========     ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

                             Parent    Unrestricted  U.S. Guarantor  Dutch     Belgium   Non-Guarantor  Consolidation   Consolidated
                             Issuer    Subsidiaries   Subsidiaries   Issuer   Guarantor   Subsidiaries   Adjustments       Balance
                             ------    ------------   ------------   ------   ---------   ------------   -----------       -------
NET SALES                   $  12,176        $--        $ 114,466   $    --    $  4,228     $  50,465      $      --     $ 181,335

NET SALES - INTERCOMPANY           93         --              131        --      10,660         3,417        (14,301)           --

COST OF GOODS SOLD
 (includes Belgium Plant
 Transactions costs
 of $8,287)                     9,654         --           84,992        --      20,784        43,715        (14,301)      144,844
                            ---------        ---        ---------   -------    --------     ---------      ---------     ---------
GROSS PROFIT                    2,615         --           29,605        --      (5,896)       10,167             --        36,491


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES        10,218         --           14,349         6       1,366         8,414             --        34,353
                            ---------        ---        ---------   -------    --------     ---------      ---------     ---------
OPERATING INCOME (LOSS)        (7,603)        --           15,256        (6)     (7,262)        1,753             --         2,138


OTHER:

 Interest expense               8,937         --               --     1,299          23           376             --        10,635
 Interest (income)                 (2)        --               (4)       --          --           (52)            --           (58)
 Other (income)
  expense, net                      4         --             (374)       --        (211)         (186)            --          (767)

 Intercompany interest
  and other                   (13,934)        --           10,386    (1,316)      1,881         2,983             --            --

 (Profit) loss relating
  to subsidiaries               4,590         --               --     7,504          --            --        (12,094)           --
                            ---------        ---        ---------   -------    --------     ---------      ---------     ---------
 INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES          (7,198)        --            5,248    (7,493)     (8,955)       (1,368)        12,094        (7,672)

PROVISION (BENEFIT) FOR
INCOME TAXES                      514         --              299        --      (1,451)          678             --            40
                            ---------        ---        ---------   -------    --------     ---------      ---------     ---------
INCOME (LOSS) FROM
CONTINUING OPERATIONS          (7,712)        --            4,949    (7,493)     (7,504)       (2,046)        12,094        (7,712)

DISCONTINUED OPERATIONS:
 Profit (loss) relating to
  discontinued operations          --         --               --        --          --            --             --            --
 (Loss) from discontinued
   operations
  (net of income taxes)            --         --               --        --          --            --             --            --
 Gain (loss) from
  disposal of discontinued
  operations (net of
  income taxes)                    --         --               --        --          --            --             --            --
                            ---------        ---        ---------   -------    --------     ---------      ---------     ---------
  NET INCOME (LOSS)         $  (7,712)       $--        $   4,949   $(7,493)   $ (7,504)    $  (2,046)     $  12,094     $  (7,712)
                            =========        ===        =========   =======    ========     =========      =========     =========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

                              Parent   Unrestricted  U.S. Guarantor  Dutch     Belgium    Non-Guarantor  Consolidation  Consolidated
                              Issuer   Subsidiaries   Subsidiaries   Issuer    Guarantor   Subsidiaries   Adjustments      Balance
                              ------   ------------   ------------   ------    ---------   ------------   -----------      -------
OPERATING ACTIVITIES:
 Net income (loss)          $ (7,712)    $     --       $  4,949    $ (7,493)  $ (7,504)     $ (2,046)      $ 12,094      $ (7,712)
 Adjustment for
  discontinued
  operations                      --           --             --          --         --            --             --            --
                            --------     --------       --------    --------   --------      --------       --------      --------
 Income (loss) from
  continuing operations       (7,712)          --          4,949      (7,493)    (7,504)       (2,046)        12,094        (7,712)

 Adjustments to reconcile
   income (loss) from
   continuing operations
   to net cash provided
   (used) by operating
   activities:
  Depreciation
   and amortization
   (includes accelerated
   depreciation from the
   Belgium Plant
   Transactions of $533)       1,380           --          1,435          --      2,008         2,485             --         7,308
  Deferred income taxes           --           --             --          --         --          (172)            --          (172)
  Effects of changes in
   foreign currency               --           --           (411)         --       (211)         (552)            --        (1,174)
  Other                          286           --             85          --         --            (5)            --           366

  Changes in operating
   assets and
   liabilities:                   --
   Accounts receivable          (156)          --           (857)         --        660         1,871             --         1,518
   Inventory                    (873)          --          3,580          --     (8,513)       (5,835)            --       (11,641)
   Prepaid expenses and
    other                      1,512           --            233          --     (1,029)          740             --         1,456
   Other assets                  255           --           (189)         --         --           250             --           316
   Intercompany                1,276            5         (9,084)      3,193     11,918         4,786        (12,094)           --
   Accounts payable           (1,171)           6           (386)         --         47           (96)            --        (1,600)
   Accrued expenses and
    other                        801           (1)         1,170           1       (965)       (1,919)            --          (913)
   Accrued costs of
     non-completed
     transaction              (1,893)          --             --          --         --            --             --        (1,893)
   Accrued costs of the
   Belgium Plant
    Transactions                  --           --             --          --      9,003            --             --         9,003
                            --------     --------       --------    --------   --------      --------       --------      --------
 NET CASH PROVIDED
  (USED) BY OPERATING
  ACTIVITIES                  (6,295)          10            525      (4,299)     5,414          (493)            --        (5,138)
                            --------     --------       --------    --------   --------      --------       --------      --------
INVESTING ACTIVITIES:
 Capital expenditures           (686)          --         (1,184)         --       (459)       (1,347)            --        (3,676)
 Proceeds from sale of
  assets                          --           --             16          --         --            24             --            40
 Other investing                  --           --             --          --       (182)          182             --            --
                            --------     --------       --------    --------   --------      --------       --------      --------
  NET CASH PROVIDED (USED)
   BY INVESTING ACTIVITIES      (686)          --         (1,168)         --       (641)       (1,141)            --        (3,636)
                            --------     --------       --------    --------   --------      --------       --------      --------
FINANCING ACTIVITIES:
 Net increase (decrease)
  in cash overdraft               --          (10)           906          --         --            --             --           896
 Net (decrease) in
  short-term debt            (10,699)          --             --          --         --            --             --       (10,699)
 Proceeds from long-term
  debt                        19,107           --             --       4,284         --         2,709             --        26,100
 Payments of long-term
  debt                            --           --           (103)         --         --        (1,759)            --        (1,862)
 Debt refinancing costs       (1,550)          --             --          --         --            --             --        (1,550)
                            --------     --------       --------    --------   --------      --------       --------      --------
  NET CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES     6,858          (10)           803       4,284         --           950             --        12,885
                            --------     --------       --------    --------   --------      --------       --------      --------
EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                  --           --              7          --        384           100                          491
                            --------     --------       --------    --------   --------      --------       --------      --------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                    (123)          --            167         (15)     5,157          (584)            --         4,602

CASH AND CASH EQUIVALENTS
 at beginning of period          136           --            801          17        212         4,402                        5,568
                            --------     --------       --------    --------   --------      --------       --------      --------
CASH AND CASH EQUIVALENTS
 at end of period           $     13     $     --       $    968    $      2   $  5,369      $  3,818       $     --      $ 10,170
                            ========     ========       ========    ========   ========      ========       ========      ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2004

                            Parent    Unrestricted   U.S. Guarantor   Dutch    Belgium    Non-Guarantor  Consolidation  Consolidated
                            Issuer    Subsidiaries    Subsidiaries    Issuer  Guarantor    Subsidiaries   Adjustments      Balance
                            ------    ------------    ------------    ------  ---------    ------------   -----------      -------
ASSETS

CURRENT ASSETS:
 Cash and cash
  equivalents              $     136       $    --      $    801     $    17     $   212       $  4,402     $      --      $  5,568
 Trade receivables             2,670            --        26,996          --       2,592         25,400            --        57,658
 Other receivables               317           414         1,195          --          72            768            --         2,766
 Inventory                     1,994            --        37,890          --      23,159         16,867                      79,910
 Prepaid expenses and
  other                        3,195           110           565          --       1,018          3,800            --         8,688
                           ---------       -------      --------     -------     -------       --------     ---------      --------
  TOTAL CURRENT ASSETS         8,312           524        67,447          17      27,053         51,237            --       154,590
                           ---------       -------      --------     -------     -------       --------     ---------      --------
Property, plant &
 equipment, net                  105            --        13,730          --      17,321         27,630            --        58,786

Intangibles                       --            --         4,252          --       1,569          5,874            --        11,695
Investment in
 subsidiaries                125,355            --            --       1,604          --             --      (126,959)           --
Intercompany                 (14,995)       20,995        60,030      20,181       1,630        (12,497)      (75,344)           --
Other assets                  14,506            --         1,056          --          --            736            --        16,298
                           ---------       -------      --------     -------     -------       --------     ---------      --------
                           $ 133,283       $21,519      $146,515     $21,802     $47,573       $ 72,980     $(202,303)     $241,369
                           =========       =======      ========     =======     =======       ========     =========      ========

LIABILITIES AND
 STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Cash overdraft            $      --       $    10      $    881     $    --     $    --       $     --     $      --      $    891
 Loan payable to banks        10,996            --            --          --          --             --            --        10,996
 Current portion of
  long-term debt                  --            --           101          --          --          1,250            --         1,351
 Accounts payable              4,734             9        28,434          --       2,258         11,537            --        46,972
 Accrued expenses
  and other                   11,857           159         8,306         216      12,022          7,450                      40,010
                           ---------       -------      --------     -------     -------       --------     ---------      --------
  TOTAL CURRENT
   LIABILITIES                27,587           178        37,722         216      14,280         20,237            --       100,220
                           ---------       -------      --------     -------     -------       --------     ---------      --------
Long-term debt               133,029            --             2      20,000          --          4,987            --       158,018
Intercompany debt                 --            --            --          --      30,553         44,791       (75,344)           --
Other liabilities             11,822            --         4,897          --       1,136          4,431            --        22,286
                           ---------       -------      --------     -------     -------       --------     ---------      --------
  TOTAL LIABILITIES          172,438           178        42,621      20,216      45,969         74,446       (75,344)      280,524
                           ---------       -------      --------     -------     -------       --------     ---------      --------
REDEEMABLE SECURITIES:
 Series C preferred
  stock                       24,678            --            --          --          --             --            --        24,678
                           ---------       -------      --------     -------     -------       --------     ---------      --------
STOCKHOLDERS' EQUITY
 (DEFICIT):
 Series A preferred
  stock                          521            --            --          --          --             --            --           521
 Common stock                      2             1            33          --          --             --           (34)            2
 Paid-in capital                 860            --       108,383          21          52          1,537      (109,993)          860
 Retained earnings
  (accumulated deficit)      (57,964)       21,340        (4,339)     (2,744)     (2,757)         8,374       (19,874)      (57,964)
 Accumulated other
  comprehensive                                                                                                                   --
  income (loss):
 Gain on derivative
  instruments                      9            --             9          --          --             --            (9)            9
 Cumulative currency
  translation adjustment      (7,261)           --          (192)      4,309       4,309        (11,377)        2,951        (7,261)
                           ---------       -------      --------     -------     -------       --------     ---------      --------
  TOTAL STOCKHOLDERS'
   EQUITY (DEFICIT)          (63,833)       21,341       103,894       1,586       1,604         (1,466)     (126,959)      (63,833)
                           ---------       -------      --------     -------     -------       --------     ---------      --------
                           $ 133,283       $21,519      $146,515     $21,802     $47,573       $ 72,980     $(202,303)     $241,369
                           =========       =======      ========     =======     =======       ========     =========      ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

                             Parent    Unrestricted  U.S. Guarantor   Dutch    Belgium   Non-Guarantors  Consolidation  Consolidated
                             Issuer    Subsidiaries   Subsidiaries    Issuer  Guarantor   Subsidiaries    Adjustments      Balance
                             ------    ------------   ------------    ------  ---------   ------------    -----------      -------
NET SALES                   $  5,425       $  5,435      $54,601    $    --   $  1,248      $ 25,831       $     --      $ 92,540

NET SALES - INTERCOMPANY          52          1,259          184         --      3,727         1,405         (6,627)           --

COST OF GOODS SOLD             4,311          5,005       41,326         --      4,774        21,202         (6,627)       69,991
                            --------       --------      -------    -------   --------      --------       --------      --------
  GROSS PROFIT                 1,166          1,689       13,459         --        201         6,034             --        22,549


SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES       5,395            624        6,154          2        561         4,088                       16,824
                            --------       --------      -------    -------   --------      --------       --------      --------
 OPERATING INCOME (LOSS)      (4,229)         1,065        7,305         (2)      (360)        1,946             --         5,725


OTHER:

 Interest expense              4,029              7           --        506         19           (12)                       4,549
 Interest (income)                (3)            --           --         --         30           141                          168
 Other (income) expense,
  net                            300             --          (34)        --        566          (705)                         127
 Net (gain) on
  extinguishment of debt     (23,226)            --           --         --         --            --                      (23,226)

 Intercompany interest
  and other                   (5,753)           810        2,949       (510)       750         1,754             --

 (Profit) loss relating
  to subsidiaries             (2,753)            --           --      1,052         --            --          1,701            --
                            --------       --------      -------    -------   --------      --------       --------      --------
 INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES         23,177            248        4,390     (1,050)    (1,725)          768         (1,701)       24,107

PROVISION (BENEFIT) FOR
 INCOME TAXES                  1,950             80          454         --       (673)        1,069                        2,880
                            --------       --------      -------    -------   --------      --------       --------      --------
 INCOME (LOSS) FROM
  CONTINUING OPERATIONS       21,227            168        3,936     (1,050)    (1,052)         (301)        (1,701)       21,227

DISCONTINUED OPERATIONS:
 Profit (loss) relating to
  discontinued operations         59             --           --         --         --            --            (59)           --
 Profit from discontinued
  operations
  (net of income taxes)           --             --           --         --         --            59                           59
 Gain from disposal of
  discontinued operations
  (net of income taxes)           --             --           --         --         --            --                           --
                            --------       --------      -------    -------   --------      --------       --------      --------
   NET INCOME (LOSS)        $ 21,286       $    168      $ 3,936    $(1,050)  $ (1,052)     $   (242)      $ (1,760)     $ 21,286
                            ========       ========      =======    =======   ========      ========       ========      ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

                            Parent    Unrestricted  U.S. Guarantor  Dutch    Belgium     Non-Guarantors  Consolidation  Consolidated
                            Issuer    Subsidiaries   Subsidiaries   Issuer  Guarantor     Subsidiaries     Adjustments    Balance
                            ------    ------------   ------------   ------  ---------     ------------     -----------    -------
NET SALES                  $  11,122     $  11,118     $ 102,696    $  --    $   2,240       $  50,314      $      --    $ 177,490

NET SALES - INTERCOMPANY          97         2,598           393       --       12,996           2,175        (18,259)          --

COST OF GOODS SOLD             8,819        10,139        77,219       --       13,971          41,892        (18,259)     133,781
                           ---------     ---------     ---------    -----    ---------       ---------      ---------    ---------
  GROSS PROFIT                 2,400         3,577        25,870       --        1,265          10,597             --       43,709


SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES      10,068         1,299        12,375        2        1,084           7,781                      32,609
                           ---------     ---------     ---------    -----    ---------       ---------      ---------    ---------
 OPERATING INCOME (LOSS)      (7,668)        2,278        13,495       (2)         181           2,816             --       11,100


OTHER:

 Interest expense              7,741            18            --      506           19             198                       8,482
 Interest (income)                (3)           --            --       --           --             (71)                        (74)
 Other (income)
  expense, net                   528            --          (276)      --         (412)           (298)                       (458)
 Net (gain) on
  extinguishment of debt     (23,226)           --            --       --           --              --                     (23,226)

 Intercompany interest
  and other                  (11,745)        1,892         5,488     (510)       1,446           3,429                          --

 (Profit) loss relating
  to subsidiaries             (5,627)           --            --      532           --              --          5,095           --
                           ---------     ---------     ---------    -----    ---------       ---------      ---------    ---------
 INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES          24,664           368         8,283     (530)        (872)           (442)        (5,095)      26,376

PROVISION (BENEFIT) FOR
 INCOME TAXES                  1,951            96           672       --         (340)          1,284                       3,663
                           ---------     ---------     ---------    -----    ---------       ---------      ---------    ---------
 INCOME (LOSS) FROM
  CONTINUING OPERATIONS       22,713           272         7,611     (530)        (532)         (1,726)        (5,095)      22,713

DISCONTINUED OPERATIONS:
 Profit (loss) relating to
  discontinued operations       (403)           --            --       --           --              --            403           --
  (Loss) from discontinued
  operations
  (net of income taxes)           --          (124)           --       --           --            (279)                       (403)
 Gain from disposal of
  discontinued operations
  (net of income taxes)          231            --            --       --           --              --                         231
                           ---------     ---------     ---------    -----    ---------       ---------      ---------    ---------
  NET INCOME (LOSS)        $  22,541     $     148     $   7,611    $(530)   $    (532)      $  (2,005)     $  (4,692)   $  22,541
                           =========     =========     =========    =====    =========       =========      =========    =========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

                           Parent    Unrestricted   U.S. Guarantor   Dutch      Belgium   Non-Guarantor  Consolidation  Consolidated
                           Issuer    Subsidiaries    Subsidiaries    Issuer    Guarantor   Subsidiaries    Adjustments     Balance
                           ------    ------------    ------------    ------    ---------   ------------    -----------     -------
OPERATING ACTIVITIES:
 Net income (loss)         $ 22,541    $     148      $   7,611     $   (530)   $  (532)     $  (2,005)     $(4,692)     $  22,541
 Adjustment for
  discontinued operations       172          124             --           --         --            279         (403)           172
                           --------    ---------      ---------     --------    -------      ---------      -------      ---------
 Income (loss) from
  continuing operations      22,713          272          7,611         (530)      (532)        (1,726)      (5,095)        22,713

 Adjustments to reconcile
  income (loss) from
  continuing operations
  to net cash provided
  (used) by operating
  activities:

  Depreciation and
   amortization                 948          487          1,248           --      1,857          2,004                       6,544
  Deferred income taxes          --           --             --           --         --             93                          93
  Net gain on
   extinguishment of debt   (23,226)          --             --           --         --             --                     (23,226)
  Effects of changes in
   foreign currency              --           --           (198)          --     (1,380)           412                      (1,166)
  Other                         259           --            423           --         --            (93)                        589

  Changes in operating
   assets and liabilities:
   Accounts receivable          185          329         (3,590)          --        308            636                      (2,132)
   Inventory                   (330)        (543)            25           --     (2,250)         1,599                      (1,499)
   Prepaid expenses
    and other                 1,340          273           (892)          --        289           (305)                        705
   Other assets                 605           --             (4)          --         --              4                         605
   Intercompany               2,179       16,879        (13,879)     (19,955)     9,912           (231)       5,095             --
   Accounts payable          (2,414)        (337)           366           --     (2,647)        (1,717)                     (6,749)
   Accrued expenses
    and other                 2,076         (128)         5,515          506      3,647         (7,100)                      4,516
 Cash provided (used)
  by discontinued
  operations                    231         (652)            --           --         --         (1,244)                     (1,665)
                           --------    ---------      ---------     --------    -------      ---------      -------      ---------
  NET CASH PROVIDED
  (USED) BY
  OPERATING ACTIVITIES        4,566       16,580         (3,375)     (19,979)     9,204         (7,668)          --           (672)
                           --------    ---------      ---------     --------    -------      ---------      -------      ---------
INVESTING ACTIVITIES:
 Capital expenditures            --          (62)          (648)          --       (659)          (911)                     (2,280)
 Proceeds from sale of
  assets                         --           --             --           --         --             23                          23
 Discontinued operations     13,849           --             --           --         --            548                      14,397
                           --------    ---------      ---------     --------    -------      ---------      -------      ---------
  NET CASH PROVIDED
   (USED) BY INVESTING
   ACTIVITIES                13,849          (62)          (648)          --       (659)          (340)          --         12,140
                           --------    ---------      ---------     --------    -------      ---------      -------      ---------
FINANCING ACTIVITIES:
 Net increase (decrease)
  in cash overdraft            (350)        (286)         2,849           --         --             (9)                      2,204
 Net increase (decrease)
  in short-term debt        (32,194)          --             --           --         --            741                     (31,453)
 Proceeds from long-term
  debt                       85,000           --             --       20,000         --          2,500                     107,500
 Payments of long-term
  debt                      (32,679)         (13)          (867)          --         --           (461)                    (34,020)
 Payment of Pfizer
  obligations               (20,075)          --             --           --     (8,225)            --                     (28,300)
 Payments relating
  to the Prince
  Transactions and
   transaction costs         (3,667)     (16,312)            --           --         --             --                     (19,979)
 Debt refinancing costs     (11,496)          --             --           --         --             --                     (11,496)
 Discontinued operations         --           --             --           --         --          1,391                       1,391
                           --------    ---------      ---------     --------    -------      ---------      -------      ---------
  NET CASH PROVIDED
   (USED) BY FINANCING
   ACTIVITIES               (15,461)     (16,611)         1,982       20,000     (8,225)         4,162           --        (14,153)
                           --------    ---------      ---------     --------    -------      ---------      -------      ---------
EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                 --           --             --           --         42            146                         188
                           --------    ---------      ---------     --------    -------      ---------      -------      ---------
NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS             2,954          (93)        (2,041)          21        362         (3,700)          --         (2,497)

CASH AND CASH EQUIVALENTS
 at beginning of period          43          119          2,167           --        185          8,665                      11,179
                           --------    ---------      ---------     --------    -------      ---------      -------      ---------
CASH AND CASH EQUIVALENTS
 at end of period          $  2,997    $      26      $     126     $     21    $   547      $   4,965      $    --      $   8,682
                           ========    =========      =========     ========    =======      =========      =======      =========

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

GENERAL

      The Company is a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives (MFAs) and nutritional feed additives (NFAs), which are sold throughout the world predominantly to the poultry, swine and cattle markets. MFAs are used preventatively and therapeutically in animal feed to produce healthy livestock. The Company believes it is the third largest manufacturer and marketer of MFAs in the world, and that certain of its MFA products have leading positions in the marketplace. The Company is also a specialty chemicals manufacturer and marketer, serving primarily the United States pressure-treated wood and chemical industries. The Company has several proprietary products, and many of the Company's products provide critical performance attributes to customers' products, while representing a relatively small percentage of total end-product cost.

      On December 16, 2004, Phibro Animal Health SA ("PAH Belgium") entered into an agreement with GlaxoSmithKline Biologicals ("GSK") to sell to GSK substantially all of PAH Belgium's facilities in Rixensart, Belgium (the "Belgium Plant"). Such sale, when completed, (the "Belgium Plant Transactions") will include the following elements (U.S. dollar amounts as of December 31, 2004 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium, for a purchase price of EUR 6.2 million ($8.4 million), payable at closing; (ii) the transfer to GSK of a majority of the employees of PAH Belgium and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 0.7 million ($0.9 million) for such clean-up costs; (iv) in recognition of the benefits to the Company from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1.5 million ($2.0 million) within six months from the closing date, EUR 1.5 million ($2.0 million) within eighteen months from the closing date, EUR 1.5 million ($2.0 million) within thirty months from the closing date, and EUR 0.5 million ($0.7 million) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 0.4 million ($0.5 million)) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions, estimated in total to be EUR 9.1 million ($12.3 million), of which an amount estimated to be approximately EUR 4.6 million ($6.2 million) would be payable at or around the closing and an aggregate amount so estimated to be approximately EUR 4.5 million ($6.1 million) would be payable over periods up to thirteen years; and (vii) PAH Belgium retaining certain equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to Philipp Brothers Brasil Holdings Ltda. ("PAH Brazil") which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

      The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event earlier than July 1, 2005 or later than June 30, 2006.

      The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.

      As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2.5 million ($3.3 million) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 0.4 million ($0.5 million) in December 2004 and will record an additional EUR 8.7 million ($11.7 million) of incremental depreciation expense ratably through November 2005. The Company recorded severance expense of EUR 6.7 million ($9.0 million) in December 2004 for the estimated minimum severance amounts indicated by law, contract, and/or past practice. The Company estimates it will record additional expense of EUR 2.4 million ($3.2 million) ratably through November 2005 for severance, retention agreements and other costs. The incremental depreciation expense of $0.5 million and severance expense of $9.0 million recorded in December 2004 are included in cost of goods sold on the Company's condensed consolidated statements of operations and comprehensive income (loss).

      The Company has determined that the carrying amount of the Belgium Plant at December 31, 2004 is recoverable based on the estimated future cash flows arising from the use of the assets.

      In anticipation of transferring production of virginiamycin from the Belgium Plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. At December 31, 2004 virginiamycin inventories were approximately $40.0 million and are expected to continue to increase through November 2005, based on current production rates.

      On December 21, 2004, the Company completed a private placement pursuant to which the Company and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of the Company (the "Dutch Issuer" and together with the Company, the "Issuers") issued and sold 22,491 additional units consisting of $18.2 million 13% Senior Secured Notes due 2007 of the Company (the "U.S. Notes") and $4.3 million 13% Senior Secured Notes due 2007 of the Dutch Issuer (the "Dutch Notes" and together with the U.S. Notes, the "Additional Notes"), from which they received gross proceeds of $23.4 million. The proceeds were used to refinance indebtedness outstanding under the Company's domestic senior credit facility. The Company incurred financing costs of $2.3 million in connection with the issuance of the Additional Notes. The Additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the "Indenture") under which the Issuers previously issued 105,000 units consisting of $85.0 million aggregate principal amount of U.S. Notes and $20.0 million aggregate principal amount of Dutch Notes.

      On January 14, 2005, the Company and its domestic subsidiaries filed a registration statement with the Securities and Exchange Commission (the "SEC") on Form S-4 with respect to an exchange offer for all its Senior Secured Notes, comprised of 105,000 units sold on October 21, 2003 and 22,491 additional units sold on December 21, 2004. On February 4, 2005, such registration statement was declared effective.

      On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, the Company amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26.8 million for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22.5 million and for its reduction to $17.5 million on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

      During January 2005, PAHC Holdings Corporation ("PAHC Holdings") was formed to hold the capital stock of the Company, except for its Series C Preferred Stock. On February 10, 2005, PAHC Holdings issued $29.0 million of its 15% Senior Secured Notes due 2010 (the "HoldCo Notes") in a private placement. Interest is payable at the option of PAHC Holdings in cash or pay-in-kind HoldCo Notes. The Company is not obligated for the HoldCo Notes. The Company's ability to make payments to PAHC Holdings is subject to the terms of the Company's Senior Secured Notes, its Senior Subordinated Notes, and its domestic senior credit facility, and to applicable law.

      The proceeds from the sale of the HoldCo Notes, upon release from escrow, will be used, directly or indirectly, to redeem the Company's Series C Preferred Stock either by PAHC Holdings (i) making a capital contribution to the Company to contemporaneously finance the redemption of the Company's Series C Preferred Stock, or (ii) purchasing a new series of the Company's preferred stock, referred to as Series D Preferred Stock, that may be issued by the Company to finance the redemption of the Company's Series C Preferred Stock. It is contemplated that such redemption will occur on or before February 28, 2005. On March 1, 2005, the applicable percentage for determining the equity value component of the redemption price increases, as currently provided in the Company's certificate of incorporation, from 18% to 22%. If on March 1, 2005, the Company has not redeemed its Series C Preferred Stock from escrow, PAHC Holdings will be required to redeem the HoldCo Notes, primarily with the proceeds of the HoldCo Notes placed in escrow.

      PAHC Holdings was formed by the holders of all of the Company's capital stock, other than the holders of Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged fifty percent (50%) of his shares of Class A Common Stock, for the same number and class of shares of PAHC Holdings, having the same designations, relative rights, privileges and limitations as the Company's shares of such class (except to the extent that PAHC Holdings is a Delaware corporation and the Company is a New York corporation).

      The HoldCo Notes are to be secured by all of PAHC Holdings' assets (now consisting solely of the Company's capital stock and, until disbursed, the proceeds of the HoldCo Notes in escrow). Currently, such pledge covers all of the Company's Series A Preferred Stock and Class B Common Stock, the Company's non-voting classes of stock. In connection with the release of the proceeds of the HoldCo Notes from escrow and following the redemption of the Company's Series C Preferred Stock, Mr. Bendheim will contribute to PAHC Holdings the balance of the Company's outstanding Class A Common Stock, and all of the Company's outstanding Class A Common Stock, the Company's voting stock, will be pledged as security for the HoldCo Notes.

OTHER RISKS AND UNCERTAINTIES

      The Company's ability to fund its operating plan depends upon the continued availability of borrowing under its domestic senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company expects adequate liquidity throughout 2005, with periods of reduced availability around the dates of the semi-annual interest payments due June 1 and December 1 related to its Senior Secured Notes and Senior Subordinated Notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. There can be no assurance the Company will be successful in any of the above-noted actions.

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

SUMMARY CONSOLIDATED RESULTS OF CONTINUING OPERATIONS

                                      THREE MONTHS ENDED DECEMBER 31,  SIX MONTHS ENDED DECEMBER 31,
                                      ------------------------------   ----------------------------
                                           2004            2003            2004             2003
                                         --------        --------        ---------        ---------
                                               (THOUSANDS)                      (THOUSANDS)
Net sales                                $ 93,060        $ 92,540        $ 181,335        $ 177,490

Gross profit                               13,869          22,549           36,491           43,709

Selling, general and administrative        17,759          16,824           34,353           32,609

Operating income                           (3,890)          5,725            2,138           11,100

Interest expense, net                       5,356           4,717           10,577            8,408

Other expense (income), net                  (791)            127             (767)            (458)

Net (gain) on extinguishment of debt            -         (23,226)               -          (23,226)

Provision (benefit) for income
taxes                                        (884)          2,880               40            3,663

Income from continuing operations        $ (7,571)       $ 21,227        $  (7,712)       $  22,713

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

      Net Sales of $93.1 million increased $0.5 million, or 1%. Animal Health and Nutrition sales of $70.7 million grew $2.0 million, or 3%, due to volume increases offset in part by lower average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals, Distribution and All Other segments) sales of $22.4 million decreased $1.5 million. Excluding The Prince Manufacturing Company ("PMC"), which was divested effective December 26, 2003, Specialty Chemical Group sales increased by $3.9 million due to volume increases in Industrial Chemicals and All Other segments. The Specialty Chemical Group included PMC sales of $5.4 million for the 2003 quarter.

      Gross Profit of $13.9 million decreased $8.7 million to 14.9% of net sales. The Belgium Plant Transactions increased costs by $9.5 million for the current quarter. Excluding this charge, Animal Health and Nutrition gross profit increased due to higher unit volumes and lower unit costs offset in part by lower average selling prices. The Specialty Chemical Group also contributed to the improvement due to expanded sales of the Company's new copper-based wood treatment product. The Specialty Chemical Group included PMC gross profit of $1.7 million for the 2003 quarter.

      Selling, General and Administrative Expenses of $17.8 million increased $0.9 million. Expenses in the operating segments, excluding PMC, increased over the prior year due to higher research and development costs associated with registration trials, unfavorable foreign exchange rates, costs associated with the relocation of the Company's corporate office, higher depreciation and amortization charges and severance costs. Corporate expenses decreased due to the elimination of the Palladium management fee of $0.6 million in 2003 and income of $0.3 million from the PMC advisory fee. In addition, the Company recognized additional gains of $0.4 million from the previous sale of its etchant business. PMC expenses were $0.6 million for the 2003 quarter.

      Operating Income (Loss) of ($3.9) million decreased $9.6 million from the 2003 quarter. Operating income, excluding the Belgium Plant Transactions and PMC, improved in both the Animal Health and Nutrition and Specialty Chemical Group with increased gross profit offset in part by higher selling, general and administrative expenses. PMC contributed $1.1 million for the 2003 quarter offset in part by the elimination of the $0.6 million Palladium management fee.

      Interest Expense, Net of $5.4 million increased $0.6 million from the 2003 quarter, primarily due to higher average interest rates and also higher borrowing levels associated with the issuance of the Company's Senior Secured Notes.

      Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.

      Income Tax (Benefit) of ($0.9) million were recorded on a consolidated pre-tax loss of $7.6 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

      Net Sales of $181.3 million increased $3.8 million, or 2%. Animal Health and Nutrition sales of $136.5 million grew $8.0 million, or 6%, due to volume increases offset in part by lower average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals, Distribution and All Other segments) sales of $44.8 million decreased $4.2 million. Excluding PMC, Specialty Chemical group sales increased by $7.0 million due to volume increases in Industrial Chemicals and All Other segments. The Specialty Chemical Group included PMC sales of $11.1 million for the 2003 period.

      Gross Profit of $36.5 million decreased $7.2 million to 20.1% of net sales. The Belgium Plant Transactions increased costs by $9.5 million for the current period. Excluding this charge, Animal Health and Nutrition gross profit increased due to higher unit volumes and lower unit costs offset in part by lower average selling prices. The Specialty Chemical Group also contributed to the improvement due to expanded sales of the Company's new copper-based wood treatment product and higher unit volumes in its Distribution and All Other businesses. The Specialty Chemical Group included PMC gross profit of $3.6 million for the 2003 period.

      Selling, General and Administrative Expenses of $34.4 million increased $1.7 million. Expenses in the operating segments, excluding PMC, increased over the prior year due to higher research and development costs associated with registration trials, unfavorable foreign exchange rates, costs associated with the relocation of the Company's corporate office, higher depreciation and amortization charges and severance costs. Corporate expenses decreased due to the elimination of the Palladium management fee of $1.1 million in 2003 and income of $0.5 million from the PMC advisory fee. In addition, the Company recognized additional gains of $0.7 million from the previous sale of its etchant business. PMC expenses were $1.3 million for the 2003 period.

      Operating Income of $2.1 million decreased $9.0 million. Operating income, excluding the Belgium Plant Transactions and PMC, improved in both the Animal Health and Nutrition and Specialty Chemical Group with increased gross profit offset in part by higher selling, general and administrative expenses. PMC contributed $2.3 million for the 2003 period offset in part by the elimination of the $1.1 million Palladium management fee.

      Interest Expense, Net of $10.6 million increased $2.2 million from the 2003 period, primarily due to higher average interest rates and also higher borrowing levels associated with the issuance of the Company's senior secured notes.

      Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.

      Income Taxes of $0.0 million were recorded on consolidated pre-tax loss of $7.7 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

OPERATING SEGMENTS

      The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk (1949) Ltd. and Planalquimica. The Industrial Chemicals segment manufacturers and markets specialty chemicals for use in the pressure treated wood and chemical industries, and includes Phibro-Tech and, until its divestiture, PMC. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations. The All Other segment includes contract manufacturing of crop protection chemicals, Wychem and all other operations. Due to the divestiture of PMC in December 2003, PMC's results are shown separately for comparability.

                                        THREE MONTHS ENDED DECEMBER 31,       SIX MONTHS ENDED DECEMBER 31,
                                        -------------------------------       -----------------------------
                                           2004              2003               2004                2003
                                        --------           ------------       --------            ---------
                                                 (THOUSANDS)                          (THOUSANDS)
NET SALES
     Animal Health & Nutrition           $70,708           $ 68,687           $136,514            $128,528

     Industrial Chemicals - ex PMC         7,686              6,244             16,079              12,543

     Industrial Chemicals - PMC                -              5,435                  -              11,118

     Distribution                          8,104              7,656             15,765              15,595

     All other                             6,562              4,518             12,977               9,706
                                         -------           --------           --------            ---------
                                          93,060             92,540           $181,335            $177,490
                                         =======           ========           ========            =========

                                            THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                                            ------------------------------    -----------------------------
                                               2004              2003           2004             2003
                                            ---------          -----------    --------        -------------
OPERATING INCOME                                      (THOUSANDS)                             (THOUSANDS)
     Animal Health & Nutrition                $(1,520)         $ 7,655        $  6,295        $ 14,555

     Industrial Chemicals - ex PMC                655             (287)          1,428            (678)

     Industrial Chemicals - PMC                     -            1,065               -           2,278

     Distribution                                 796              692           1,660           1,533

     All other                                    455              657           1,160           1,326

     Corporate expenses and adjustments        (4,276)          (4,057)         (8,405)         (7,914)
                                              -------          -------        --------        --------
                                              $(3,890)         $ 5,725        $  2,138        $ 11,100
                                              =======          =======        ========        ========

OPERATING SEGMENTS COMPARISON OF THREE MONTHS ENDED DECEMBER 2004 AND 2003

      ANIMAL HEALTH AND NUTRITION

      NET SALES of $70.7 million increased $2.0 million, or 3%. MFA net sales decreased by $0.8 million. Revenues were lower primarily for antibacterials and anticoccidials but were offset in part by higher sales of antibiotics. The decrease in MFA revenues was due to lower average selling prices offset in part by higher unit volumes and favorable currency effect on international sales. NFA net sales increased by $2.8 million principally due to volume increases in trace mineral premixes and other feed ingredients.

      OPERATING INCOME (LOSS) of ($1.5) million decreased $9.2 million from the 2003 period. Operating income, excluding costs relating to the Belgium Transactions of $9.5 million, improved due to higher unit volumes and lower unit costs offset in part by lower average selling prices and increased selling, general and administrative expenses.

      SPECIALTY CHEMICALS

      INDUSTRIAL CHEMICALS net sales of $7.7 million, excluding PMC, increased $1.4 million, or 23%. Sales of copper- related products to the wood treatment markets increased due to the introduction of new copper based wood treatment products. PMC, divested in December 2003, generated revenues of $5.4 million for the 2003 quarter. Operating income, excluding PMC, of $0.7 million improved by $0.9 million from the 2003 quarter. This improvement was due to new product introductions and savings from previously implemented headcount reductions and facility restructurings in Phibro-Tech operations. PMC provided operating income of $1.1 million for the 2003 quarter.

      DISTRIBUTION net sales of $8.1 million increased $0.4 million, or 6%. Higher domestic unit volumes and slightly higher average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $0.8 million improved by $0.1 million from the 2003 quarter. As a percentage of sales, operating income was 10% and 9% in 2004 and 2003, respectively.

      ALL OTHER net sales of $6.6 million increased $2.0 million, or 45%. Revenues for contract manufacturing increased $2.0 million due to increased volumes. Revenues from specialized lab projects and formulations approximated the prior period. Operating income of $0.5 million decreased by $0.2 million from the prior period due to higher manufacturing costs.

      OPERATING SEGMENTS COMPARISON OF SIX MONTHS ENDED DECEMBER 2004 AND 2003

      ANIMAL HEALTH AND NUTRITION

      NET SALES of $136.5 million increased $8.0 million, or 6%. MFA net sales increased by $1.6 million. Revenues were higher primarily for antibacterials and antibiotics but were offset in part by lower sales of anticoccidials. The increase in MFA revenues was due to higher unit volumes and favorable currency effect on international sales offset in part by lower average selling prices. NFA net sales increased by $6.4 million principally due to volume increases in trace mineral premixes and other feed ingredients.

      OPERATING INCOME of $6.3 million decreased $8.3 million from the 2003 period. Operating income, excluding costs relating to the Belgium Transactions of $9.5 million, improved due to higher sales unit volumes and lower unit costs offset in part by lower average selling prices and increased selling, general and administrative expenses.

      SPECIALTY CHEMICALS

      INDUSTRIAL CHEMICALS net sales of $16.1 million, excluding PMC, increased $3.5 million, or 28%. Sales of copper-related products to the wood treatment markets increased due to the introduction of new copper based wood treatment products. PMC, divested in December 2003, generated revenues of $11.1 million for the 2003 period. Operating income, excluding PMC, of $1.4 million improved by $2.1 million from the 2003 period. This improvement was due to new product introductions and savings from previously implemented headcount reductions and facility restructurings in Phibro-Tech operations. PMC provided operating income of $2.3 million for the 2003 period.

      DISTRIBUTION net sales of $15.8 million increased $0.2 million, or 1%. Higher domestic unit volumes and slightly higher average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $1.7 million improved by $0.1 million from the 2003 period. As a percentage of sales, operating income was 11% and 10% in 2004 and 2003, respectively.

      ALL OTHER net sales of $13.0 million increased $3.3 million, or 34%. Revenues for contract manufacturing increased $2.8 million due to increased volumes and average selling prices. Revenues from specialized lab projects and formulations increased $0.5 million over the prior period. Operating income of $1.2 million decreased from the prior period due to higher manufacturing costs.

DISCONTINUED OPERATIONS

      In August 2003, the Company divested Mineral Resource Technologies, Inc and shutdown its operations at La Cornubia. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results and cash flows of the discontinued operations.

                                                     THREE MONTHS ENDED DECEMBER 31, 2003
                                                     ------------------------------------
                                                     MRT        LACORNUBIA         TOTAL
                                                     ----       ----------        -------
 Net Sales                                           $  -         $3,503          $3,503
                                                     ====         ======          =======

 Operating Loss                                      $  -         $ (108)         $ (108)

 Interest Expense, net                                  -             26              26

 Other Expense (Income), net                            -           (193)           (193)

 Provision (benefit) for income tax                     -              -               -
                                                     ----         ------          -------
 Net Income  (loss) from discontinued operations     $  -            $59          $   59
                                                     ====         ======          =======
 Depreciation and Amortization                       $  -           $101          $  101
                                                     ====         ======          =======

                                                     SIX MONTHS ENDED DECEMBER 31, 2003
                                                  -----------------------------------------
                                                    MRT          LACORNUBIA          TOTAL
                                                  -------        ----------         -------
Net Sales                                         $ 3,327          $ 5,723          $ 9,050
                                                  =======          =======          =======

Operating Loss                                    $  (124)         $  (480)         $  (604)

Interest Expense, net                                   -               42               42

Other Expense (Income), net                             -             (243)            (243)

Provision (benefit) for income tax                      -                -                -
                                                  -------          -------          -------
Net Income  (loss) from discontinued operations   $  (124)         $  (279)         $  (403)
                                                  =======          =======          =======

Depreciation and Amortization                     $     -          $   201          $   201
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

LIQUIDITY AND CAPITAL RESOURCES

      Net Cash (Used) by Operating Activities. Cash (used) by operations for the six months ended December 31, 2004 and 2003 was ($5.1) million and ($0.7) million, respectively. Cash used was due to higher working capital requirements offset in part by income from continuing operations. The Company is currently increasing inventory levels of virginiamycin to enhance future supply flexibility and reduce cost as part of the planned exit of the Belgium Plant.

      Net Cash Provided (Used) by Investing Activities. Net cash provided (used) by investing activities for the six months ended December 31, 2004 and 2003 was ($3.6) million and $12.1 million, respectively. Capital expenditures of $3.7 million and $2.3 million for 2004 and 2003, respectively, were for new product capacity, for maintaining the Company's existing asset base and for environmental, health and safety projects. Discontinued operations, primarily from the sale of MRT, provided funds of $14.4 million in 2003.

      Net Cash Provided (Used) by Financing Activities. Net cash provided (used) by financing activities for the six months ended December 31, 2004 and 2003 was $12.9 million and ($14.2) million, respectively. Proceeds from long-term debt reflect the issuance of additional 13% Senior Secured Notes and borrowings of Koffolk Israel. The decrease in short-term debt is due to the reduction of the senior credit facility. Payments of long-term debt reflect the repayments of Koffolk Israel borrowings.

      Working Capital and Capital Expenditures. Working capital as of December 31, 2004 was $75.7 million compared to $54.4 million at June 30, 2004, an increase of $21.3 million. The fiscal 2005 increase in working capital primarily was due to higher inventory levels and higher cash balances related to the issuance of new long-term debt.

      The Company anticipates spending approximately $8.0 million for capital expenditures in fiscal 2005, primarily to cover the Company's asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

      Liquidity. At December 31, 2004 the amount of credit extended under the Company's domestic senior credit facility totaled $0.3 million under the working capital facility and $9.8 million under the letter of credit facility, and the Company had $17.2 million available under the working capital facility. In addition, certain of the Company's foreign subsidiaries also had availability totaling $3.9 million under their respective loan agreements.

      As of September 24, 2004, the Company amended its domestic senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities to $32.5 million; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17.5 million; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5.3 million for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility;
(iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336,000; and (v) establish covenant EBITDA levels for the periods ending after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and (iii); effective January 1, 2004 for item
(iv); and effective September 24, 2004 for item (v).

      On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, the Company amended the domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26.8 million for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22.5 million and for its reduction to $17.5 million on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

      The domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.

      The Company's ability to fund its operating plan depends upon the continued availability of borrowing under its domestic senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company expects adequate liquidity throughout 2005, with periods of reduced availability around the dates of the semi-annual interest payments due June 1 and December 1 related to its Senior Secured Notes and Senior Subordinated Notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. There can be no assurance the Company will be successful in any of the above-noted actions.

      The Company's contractual obligations (in millions) at December 31, 2004 mature as follows:

                                                                       YEARS
                                                -------------------------------------------------
                                                WITHIN 1    OVER 1 TO 3    OVER 3 TO 5     OVER 5         TOTAL
                                                --------    -----------    -----------     ------       ---------
Loans payable to banks                          $   0.3       $      -       $     -       $   -        $     0.3
Long-term debt (including current portion)          4.1          129.8          48.8           -            182.7
Interest payments                                  22.3           44.9           2.4           -             69.6
Lease commitments                                   1.4            2.7           2.0          2.0             8.1
Acquisition of rights                               0.5            0.7           0.2           -              1.4
                                                -------       --------       -------       ------       ---------
   Total contractual obligations                $  28.6       $  178.1       $  53.4       $  2.0       $   262.1
                                                =======       ========       =======       ======       =========

CRITICAL ACCOUNTING POLICIES

      Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended June 30, 2004 are those that depend most heavily on these judgments and estimates. As of December 31, 2004 there have been no material changes to any of the critical accounting policies contained therein.

NEW ACCOUNTING PRONOUNCEMENTS

      During the quarter, the Financial Accounting Standards Board released three new standards. These standards will be adopted by the Company during fiscal 2005 and are discussed in the notes to condensed consolidated financial statements included in this report.

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

      - our reliance on the continued operation and sufficiency of our manufacturing facilities

      -     our reliance upon unpatented trade secrets

      -     the risks of legal proceedings and general litigation expenses

      -     potential operating hazards and uninsured risks

      -     the risk of work stoppages

      -     our dependence on key personnel

      See also the discussion under "Risks, Uncertainties and Liquidity" in Note 2 of our Condensed Consolidated Financial Statements included in this Report.

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

      (b) During the quarter ended September 30, 2004, the Company remediated the material weakness in internal control (which was comprised of a combination of significant deficiencies) discussed in our Annual Report on Form 10K for the year ended June 30, 2004. The Company completed a review of significant balance sheet accounts related to September 30, 2004 balances and implemented enhanced supervisory reviews of these accounts. Additionally, the Company is implementing improvements in processes and procedures related to the review, substantiation and evaluation of general ledger account balances. As of the end of the period covered by this report, other than noted above, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)   Exhibits

Exhibit No.      Description

10.33 Purchase Agreement by and between Phibro Animal Health SA and GlaxoSmithKline Biologicals SA, dated December 16, 2004. *

31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

* A request for confidential treatment has been submitted for portions of such document. Confidential portions have been omitted and furnished separately to the SEC in accordance with Rule 24b-2 of the Securities Exchange Act.

Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company is not an "issuer" as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act. The Company submits periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indentures governing its 13% Senior Secured Notes due 2007 and its 9 7/8% Senior Subordinated Notes due 2008.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       PHIBRO ANIMAL HEALTH CORPORATION.

Date: February 18, 2005                      By: /s/ JACK C. BENDHEIM
                                            ------------------------------------
                                                       JACK C. BENDHEIM
                                                     CHAIRMAN OF THE BOARD

Date: February 18, 2005                      By: /S/ GERALD K. CARLSON
                                            ------------------------------------
                                                       GERALD K. CARLSON
                                                    CHIEF EXECUTIVE OFFICER

Date: February 18, 2005                      By: /s/ RICHARD G. JOHNSON
                                            ------------------------------------
                                                      RICHARD G. JOHNSON
                                                   CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER AND
                                                 PRINCIPAL ACCOUNTING OFFICER)