Form 10-Q
period 2005-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2005-05-16
CIK 1069899

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

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

                           Yes [X]   No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [ ]   No [X]

Number of shares of each class of common stock outstanding as of March 31, 2005:

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

================================================================================

                        PHIBRO ANIMAL HEALTH CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION (Unaudited)
          Item 1. Condensed Consolidated Financial Statements............     3
                  Condensed Consolidated Balance Sheets..................     4
                  Condensed Consolidated Statements of Operations
                     and Comprehensive Income (Loss).....................     5
                  Condensed Consolidated Statements of Changes in
                     Stockholders' Deficit...............................     6
                  Condensed Consolidated Statements of Cash Flows........     7
                  Notes to Condensed Consolidated Financial Statements...     8
          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................    30
          Item 3. Quantitative and Qualitative Disclosures About
                     Market Risk.........................................    44
          Item 4. Controls and Procedures................................    45

PART II   OTHER INFORMATION
          Item 5. Other Information......................................    46
          Item 6. Exhibits and Reports on Form 8-K.......................    46

SIGNATURES ..............................................................    47

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

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                MARCH 31,   JUNE 30,
                                                                  2005        2004
                                                                ---------   --------
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $  7,405    $  5,568
   Trade receivables, less allowance for doubtful accounts
      of $1,223 at March 31, 2005 and $1,358 at June 30, 2004     53,204      57,217
   Other receivables                                               4,326       2,766
   Inventories                                                    99,059      78,562
   Prepaid expenses and other current assets                       6,641       8,591
   Current assets from discontinued operations                     2,150       1,886
                                                                --------    --------
         TOTAL CURRENT ASSETS                                    172,785     154,590
PROPERTY, PLANT AND EQUIPMENT, net                                52,520      55,381
INTANGIBLES                                                       10,674      11,695
OTHER ASSETS                                                      16,863      16,298
OTHER ASSETS FROM DISCONTINUED OPERATIONS                          3,329       3,405
                                                                --------    --------
                                                                $256,171    $241,369
                                                                ========    ========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Cash overdraft                                               $  2,821    $    891
   Loans payable to banks                                          3,947      10,996
   Current portion of long-term debt                               2,250       1,351
   Accounts payable                                               33,954      46,764
   Accrued expenses and other current liabilities                 55,796      39,380
   Current liabilities from discontinued operations                  998         838
                                                                --------    --------
         TOTAL CURRENT LIABILITIES                                99,766     100,220
LONG-TERM DEBT                                                   176,645     158,018
OTHER LIABILITIES                                                 19,840      22,286
                                                                --------    --------
         TOTAL LIABILITIES                                       296,251     280,524
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
   Series C preferred stock                                           --      24,678
                                                                --------    --------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock                                          521         521
   Common stock                                                        2           2
   Paid-in capital                                                27,260         860
   Accumulated deficit                                           (68,010)    (57,964)
   Accumulated other comprehensive income (loss):
      Gain on derivative instruments                                 304           9
      Cumulative currency translation adjustment                    (157)     (7,261)
                                                                --------    --------
         TOTAL STOCKHOLDERS' DEFICIT                             (40,080)    (63,833)
                                                                --------    --------
                                                                $256,171    $241,369
                                                                ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                     MARCH 31,            MARCH 31,
                                                                ------------------   -------------------
                                                                  2005      2004       2005       2004
                                                                -------   -------    --------   --------
NET SALES                                                       $90,255   $85,976    $269,169   $261,582

COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $4,372 and $13,908 for the three months and nine months
   ended March 31, 2005, respectively)                           71,504    63,246     214,682    195,663
                                                                -------   -------    --------   --------
   GROSS PROFIT                                                  18,751    22,730      54,487     65,919

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     17,885    16,004      51,901     48,292
                                                                -------   -------    --------   --------
   OPERATING INCOME                                                 866     6,726       2,586     17,627

OTHER:
   Interest expense                                               5,891     4,918      16,526     13,400
   Interest (income)                                                (19)      (43)        (77)      (117)
   Other (income) expense, net                                       77      (134)       (691)      (594)
   Net (gain) on extinguishment of debt                              --        --          --    (23,226)
                                                                -------   -------    --------   --------
   INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES                                               (5,083)    1,985     (13,172)    28,164

PROVISION FOR INCOME TAXES                                          773     2,126         699      5,745
                                                                -------   -------    --------   --------
   INCOME (LOSS) FROM CONTINUING OPERATIONS                      (5,856)     (141)    (13,871)    22,419

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations
      (net of income taxes)                                         272      (254)        575       (504)
   Gain on disposal of discontinued operations
      (net of income taxes)                                          --        --          --        231
                                                                -------   -------    --------   --------
   NET INCOME (LOSS)                                             (5,584)     (395)    (13,296)    22,146

OTHER COMPREHENSIVE INCOME:
   Change in derivative instruments, net of tax                     (27)     (383)        295         36
   Change in currency translation adjustment                     (1,207)      (92)      7,104      2,080
                                                                -------   -------    --------   --------
   COMPREHENSIVE INCOME (LOSS)                                  $(6,818)  $  (870)   $ (5,897)  $ 24,262
                                                                =======   =======    ========   ========
   NET INCOME (LOSS)                                             (5,584)     (395)    (13,296)    22,146

Excess of the reduction of Series B and C preferred stock
   over total assets divested and costs and liabilities
   incurred on the Prince Transactions                            4,000        --       4,973     20,138
Dividends and equity value accreted on Series B and C
   preferred stock                                               (3,582)   (4,223)     (1,723)    (8,074)
                                                                -------   -------    --------   --------
   NET INCOME AVAILABLE (LOSS ATTRIBUTABLE)
      TO COMMON SHAREHOLDERS                                    $(5,166)  $(4,618)   $(10,046)  $ 34,210
                                                                =======   =======    ========   ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
            FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2005
                                 (IN THOUSANDS)

                                                              COMMON                                 ACCUMULATED
                                            PREFERRED         STOCK                                     OTHER
                                              STOCK     -----------------   PAID-IN   ACCUMULATED   COMPREHENSIVE
                                             SERIES A   CLASS A   CLASS B   CAPITAL     DEFICIT     INCOME (LOSS)     TOTAL
                                            ---------   -------   -------   -------   -----------   -------------   --------
Balance, June 30, 2004                         $521        $1        $1     $   860    $(57,964)       $(7,252)     $(63,833)
   Dividends on Series C
      preferred stock                                                                      (668)                        (668)
   Equity value accreted on
      Series C preferred stock                                                              (14)                         (14)
   Change in derivative
      instruments, net of tax                                                                               75            75
   Foreign currency translation
      adjustment                                                                                         3,007         3,007
   Net (loss)                                                                              (141)                        (141)
                                               ----       ---       ---     -------    --------        -------      --------
Balance, September 30, 2004                    $521        $1        $1     $   860    $(58,787)       $(4,170)     $(61,574)
                                               ====       ===       ===     =======    ========        =======      ========
   Excess of the reduction in Series C
      preferred stock over total assets
      divested and costs and liabilities
      incurred on the Prince Transactions                                                   973                          973
   Dividends on Series C
      preferred stock                                                                      (667)                        (667)
   Equity value accreted on
      Series C preferred stock                                                            3,208                        3,208
   Change in derivative
      instruments, net of tax                                                                              247           247
   Foreign currency translation
      adjustment                                                                                         5,304         5,304
   Net (loss)                                                                            (7,571)                      (7,571)
                                               ----       ---       ---     -------    --------        -------      --------
Balance, December 31, 2004                     $521        $1        $1     $   860    $(62,844)       $ 1,381      $(60,080)
                                               ====       ===       ===     =======    ========        =======      ========
   Capital contribution from
      PAHC Holdings Corporation                                              26,400                                   26,400
   Excess of the reduction in Series C
      preferred stock over total assets
      divested and costs and liabilities
      incurred on the Prince Transactions                                                 4,000                        4,000
   Dividends on Series C
      preferred stock                                                                      (478)                        (478)
   Equity value accreted on
      Series C preferred stock                                                           (3,104)                      (3,104)
   Change in derivative
      instruments, net of tax                                                                              (27)          (27)
   Foreign currency translation
      adjustment                                                                                        (1,207)       (1,207)
   Net (loss)                                                                            (5,584)                      (5,584)
                                               ----       ---       ---     -------    --------        -------      --------
Balance, March 31, 2005                        $521        $1        $1     $27,260    $(68,010)       $   147      $(40,080)
                                               ====       ===       ===     =======    ========        =======      ========

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          -------------------
                                                                                            2005       2004
                                                                                          --------   --------
OPERATING ACTIVITIES:
   Net income (loss)                                                                      $(13,296)  $ 22,146
   Adjustment for discontinued operations                                                     (575)       273
                                                                                          --------   --------
   Income (loss) from continuing operations                                                (13,871)    22,419
   Adjustments to reconcile income (loss) from continuing operations to net cash
      (used) by operating activities:
      Depreciation and amortization (includes accelerated depreciation from the
         Belgium Plant Transactions of $3,628 for the nine months ended March 31, 2005)     13,716      9,483
      Deferred income taxes                                                                   (202)       263
      Net gain on extinguishment of debt                                                        --    (23,226)
      Effects of changes in foreign currency                                                  (760)      (168)
      Other                                                                                   (359)      (290)
      Changes in operating assets and liabilities:
         Accounts receivable                                                                 4,460     (3,014)
         Inventories                                                                       (16,378)    (1,579)
         Prepaid expenses and other current assets                                           1,647       (979)
         Other assets                                                                         (618)       977
         Accounts payable                                                                  (11,378)   (13,497)
         Accrued expenses and other liabilities                                              9,120      8,794
         Accrued costs of non-completed transaction                                         (3,970)        --
         Accrued costs of the Belgium Plant Transactions                                    10,280         --
   Cash provided (used) by discontinued operations                                             808       (598)
                                                                                          --------   --------
         NET CASH (USED) BY OPERATING ACTIVITIES                                            (7,505)    (1,415)
                                                                                          --------   --------
INVESTING ACTIVITIES:
   Capital expenditures                                                                     (5,098)    (3,986)
   Proceeds from sale of assets                                                              1,353      1,079
   Other investing                                                                            (119)        (1)
   Discontinued operations                                                                     (93)    14,807
                                                                                          --------   --------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                   (3,957)    11,899
                                                                                          --------   --------
FINANCING ACTIVITIES:
   Net increase in cash overdraft                                                            1,930      2,354
   Net decrease in short-term debt                                                          (7,049)   (30,023)
   Proceeds from long-term debt                                                             24,292    109,622
   Proceeds from capital contribution by PAHC Holdings Corporation                          26,400         --
   Payments of long-term debt                                                               (3,913)   (34,612)
   Redemption of Series C preferred stock                                                  (26,400)        --
   Payment of Pfizer obligations                                                                --    (28,300)
   Payments relating to the Prince Transactions and transaction costs                           --    (21,023)
   Debt refinancing costs                                                                   (2,027)   (14,945)
   Discontinued operations                                                                      --      1,135
                                                                                          --------   --------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   13,233    (15,792)
                                                                                          --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         66        319
                                                                                          --------   --------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,837     (4,989)

CASH AND CASH EQUIVALENTS at beginning of period                                             5,568     11,179
                                                                                          --------   --------
CASH AND CASH EQUIVALENTS at end of period                                                $  7,405   $  6,190
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

       See notes to unaudited Condensed Consolidated Financial Statements

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

1. GENERAL

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     In the opinion of Phibro Animal Health Corporation (the "Company" or "PAHC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2005 and its results of operations and cash flows for the three months and nine months ended March 31, 2005 and 2004.

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

     The Company's Mineral Resource Technologies, Inc. ("MRT"), La Cornubia S.A. (France) ("La Cornubia") and Wychem Limited (U.K.) ("Wychem") businesses have been classified as discontinued operations as discussed in these notes to condensed consolidated financial statements. The Company's condensed consolidated financial statements have been reclassified to report separately the financial position, operating results and cash flows of the discontinued operations. These footnotes present information only for continuing operations, unless otherwise noted.

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

     Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement shall be applied prospectively. The Company is currently assessing the impact of this statement.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     Statement of Financial Accounting Standards No. 123, "Share-Based Payment (revised 2004)" ("SFAS No. 123"). This Statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued, and it does not address the accounting for employee share ownership plans. This Statement applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. SFAS No. 123, as revised, is effective as of the beginning of the first annual reporting period that begins after December 31, 2005. The Company is currently assessing the impact of this statement.

     FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations ("ARO")" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional ARO should be recognized when incurred; generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company anticipates that the adoption of FIN No. 47 will not result in a material impact on the Company's financial statements.

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

3. REFINANCING

     ISSUANCE OF ADDITIONAL 13% SENIOR SECURED NOTES:

     On December 21, 2004, the Company completed a private placement pursuant to which the Company (the "Parent Issuer") and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of the Company (the "Dutch Issuer" and together with the Company, the "Issuers") issued and sold 22,491 additional units consisting of $18,207 13% Senior Secured Notes due 2007 of the Parent Issuer (the "U.S. Notes") and $4,284 13% Senior Secured Notes due 2007 of the Dutch Issuer (the "Dutch Notes" and together with the U.S. Notes, the "Additional Notes"), from which they received gross proceeds of $23,391. The proceeds were used to refinance indebtedness outstanding under the Company's domestic senior credit facility. The Company incurred financing costs of $2,275 in connection with the issuance of the Additional Notes. The Additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the "Indenture") under which the Issuers previously issued 105,000 units consisting of $85,000 aggregate principal amount of U.S. Notes and $20,000 aggregate principal amount of Dutch Notes.

     On March 9, 2005, the Company completed the exchange of its privately placed 127,491 units of 13% Senior Secured Notes due 2007 with new units of 13% Senior Secured Notes due 2007 that have been registered with the Securities and Exchange Commission (the "SEC").

     AMENDMENT TO THE DOMESTIC SENIOR CREDIT FACILITY:

     On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, the Company amended its domestic senior credit facility to:
(i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude International Ltda. ("PAH Brazil") or in connection with alternative production arrangements; and
(v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

4. BELGIUM PLANT TRANSACTIONS

     On December 16, 2004, Phibro Animal Health SA, ("PAH Belgium") entered into an agreement with GlaxoSmithKline Biologicals ("GSK") to sell to GSK substantially all of PAH Belgium's facilities in Rixensart, Belgium (the "Belgium Plant"). Such sale, when completed (the "Belgium Plant Transactions"), will include the following elements (U.S. dollar amounts at the March 31, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6,200 ($8,025), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations;
(iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 700 ($906) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1,500 ($1,942) within six months from the closing date, EUR 1,500 ($1,942) within eighteen months from the closing date, EUR 1,500 ($1,942) within thirty months from the closing date, and EUR 500 ($647) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 400 ($518)) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions, estimated in total to be EUR 10,200 ($13,203), of which an amount estimated to be approximately EUR 4,200 ($5,436) would be payable at or around the closing and an aggregate amount so estimated to be approximately EUR 6,000 ($7,766) would be payable over periods up to thirteen years; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

     The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event earlier than July 1, 2005 or later than June 30, 2006.

     The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.

     As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2,470 ($3,197) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 2,755 ($3,628) during the three months ended March 31, 2005 and will record an additional EUR 6,301 ($8,156) of incremental depreciation expense ratably through November 2005. The Company recorded severance expense of EUR 6,650 ($9,003) in December 2004 for the estimated minimum severance amounts indicated by law, contract, and/or past practice. The Company recorded additional expense of EUR 976 ($1,277) during the three months ended March 31, 2005 and estimates it will record additional expense of EUR 2,574 ($3,332) ratably through November 2005 for severance, retention agreements and other costs. The incremental depreciation expense of $3,628 and severance expense of $10,280 recorded through March 2005 are included in cost of goods sold on the Company's condensed consolidated statements of operations and comprehensive income (loss).

     The Company has determined that the carrying amount of the Belgium Plant at March 31, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.

     In anticipation of transferring production of virginiamycin from the Belgium plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. At March 31, 2005 virginiamycin inventories were approximately $43,000 and are expected to continue to increase through November 2005, based on current production rates.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

5. HOLDING COMPANY AND HOLDCO NOTES

     During February 2005, PAHC Holdings Corporation ("Holdings") was formed to hold the capital stock of the Company, except for its Series C Preferred Stock. On February 10, 2005, Holdings issued $29,000 aggregate principal amount of its 15% Senior Secured Notes due 2010 (the "HoldCo Notes") in a private placement. Interest is payable at the option of Holdings in cash or pay-in-kind HoldCo Notes in its sole discretion. The Company is not obligated for the HoldCo Notes. The Company's ability to make payments to Holdings is subject to the terms of the Company's Senior Secured Notes, its Senior Subordinated Notes, and its domestic senior credit facility, and to applicable law.

     The proceeds from the sale of the HoldCo Notes were used by Holdings to make a capital contribution to the Company to contemporaneously finance the redemption of the Company's Series C Preferred Stock in the amount of $26,400 on February 28, 2005.

     On May 16, 2005, Holdings completed the exchange of its privately placed HoldCo Notes with new HoldCo Notes that have been registered with the SEC.

     Holdings was formed by the holders of all of the Company's capital stock, other than the holders of the Company's Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged all of his shares of Class A Common Stock, for the same number and class of shares of Holdings, having the same designations, relative rights, privileges and limitations as the Company's shares of such class (except to the extent that Holdings is a Delaware corporation and the Company is a New York corporation). Holdings owns all the outstanding capital stock of all classes of the Company, and Mr. Bendheim, Mr. Sussman and trusts for the benefit of Mr. Bendheim's family own the same number and class of shares of Holdings as they previously owned of the Company, and having the same designations, relative rights, privileges and limitations as the Company's shares of such class.

     The HoldCo Notes are collateralized by all of Holdings' assets (now consisting substantially of all the outstanding capital stock of the Company). The HoldCo Notes and such security interest are effectively subordinated to all liabilities, including the Company's and its subsidiaries' trade payables, as well as the Company's indenture indebtedness.

6. REDEMPTION OF SERIES C PREFERRED STOCK

     In connection with the redemption of the Company's Series C Preferred Stock, the Company, Palladium Equity Partners II, LP ("Palladium"), PAHC Holdings and the principal stockholders of PAHC Holdings entered into an agreement with respect to (i) the redemption price (consisting of $19,600 of liquidation preference and $6,800 of equity value), (ii) amending the terms of the post-redemption redemption price adjustment set forth in the certificate of incorporation of the Company (a) from an amount payable upon occurrence of certain capital stock transactions determined with respect to the value of the Company upon the occurrence of such capital stock transaction, to a liquidated amount of $4,000, payable only after the occurrence of certain capital stock transactions and the receipt by the current stockholders of the Company, on a cumulative basis, of an aggregate of $24,000 of dividends and distributions in respect of such capital stock transactions, and (b) to remove the one year time period for such adjustment of the redemption price, and (iii) eliminating the backstop indemnification obligation of up to $4,000 of the Company to Palladium incurred in connection with the sale by the Company to Palladium in December 2003 of The Prince Manufacturing Company ("PMC"). The excess of the redemption price over the carrying value of the Series C Preferred Stock and the elimination of the backstop indemnification obligation have been reflected as adjustments to stockholder's deficit on the condensed consolidated balance sheet at March 31, 2005. The Company has determined the fair value of the liability for the post-redemption redemption price adjustment to be insignificant to the consolidated financial statements, due to the uncertainty of the ultimate timing of such payment, if any. Future changes in the fair value of the liability for the post-redemption redemption price adjustment will be recorded through earnings in the period in which such change occurs.

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

     The divestiture of PMC has not been reflected as a discontinued operation due to the existence of continuing supply and service agreements.

     On December 29, 2004, the Company and the Buyer reached agreement regarding the post-closing working capital adjustment, which resulted in a final $227 payment to the Company from the Buyer. The Company reassessed the accruals relating to the Prince Transactions and adjusted the accruals accordingly. The adjustments resulted in a net gain of $973 which was recorded as a decrease to accumulated deficit.

     PMC is included in the Company's Industrial Chemicals segment. The results of operations of PMC were:

                                NINE MONTHS ENDED
                                  MARCH 31, 2004
                                -----------------
Net sales                            $11,118
Operating income                       2,278
Depreciation and amortization            487

8. INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:

                               AS OF
                  -------------------------------
                   MARCH 31, 2005   JUNE 30, 2004
                  ---------------   -------------
Raw materials         $24,207          $16,038
Work-in-process           605            1,468
Finished goods         74,247           61,056
                      -------          -------
Total inventory       $99,059          $78,562
                      =======          =======

9. INTANGIBLES

     Product intangible cost arising from the acquisition of the medicated feed additive business of Pfizer, Inc. and the acquisition of the rights to sell amprolium was $14,931 and $14,925 at March 31, 2005 and June 30, 2004, respectively, with related accumulated amortization of $4,257 and $3,230 at March 31, 2005 and June 30, 2004, respectively. Amortization expense was $375 and $313 for the three months ended March 31, 2005 and 2004, respectively, and $1,121 and $921 for the nine months ended March 31, 2005 and 2004, respectively.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

10. DISCONTINUED OPERATIONS

     WYCHEM:

     On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for cash proceeds of $4,750, to an investor group that included the former head of the Company's Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned Wychem through its subsidiaries: Koffolk (1949), Ltd. (Israel) which owned 75% and Ferro Metal and Chemical Corporation Limited (U.K.) which owned 25%. The Company anticipates that it will record a gain on the sale of Wychem of approximately $1,500 in the quarter ending June 30, 2005. Wychem was included in the Company's All Other segment.

     Operating results and balance sheet items of Wychem were:

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                      --------------------------------   -------------------------------
                                       MARCH 31, 2005   MARCH 31, 2004   MARCH 31, 2005   MARCH 31, 2004
                                      ---------------   --------------   --------------   --------------
OPERATING RESULTS:
Net sales                                  $1,487           $1,061           $3,908           $2,945
Cost of goods sold                            924              597            2,590            1,961
Selling, general and administrative
   expenses                                   174              161              511              482
Other expense                                   5                3                6                5
                                           ------           ------           ------           ------
Income before income taxes                    384              300              801              497
Provision for income taxes                    112               83              226              127
                                           ------           ------           ------           ------
Income from operations                     $  272           $  217           $  575           $  370
                                           ======           ======           ======           ======

Depreciation and amortization              $  105           $  105           $  309           $  318
                                           ======           ======           ======           ======

                                                                AS OF
                                                   ------------------------------
                                                   MARCH 31, 2005   JUNE 30, 2004
                                                   --------------   -------------
BALANCE SHEET:
Trade receivables                                      $  704           $  441
Inventories                                             1,271            1,348
Prepaid expenses and other current assets                 175               97
                                                       ------           ------
Current assets from discontinued operations            $2,150           $1,886
                                                       ======           ======
Property, plant & equipment - net                      $3,329           $3,405
                                                       ------           ------
Other assets from discontinued operations              $3,329           $3,405
                                                       ======           ======
Accounts payable                                       $  252           $  208
Accrued expenses and other current liabilities            746              630
                                                       ------           ------
Current liabilities from discontinued operations       $  998           $  838
                                                       ======           ======

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

      MRT AND LA CORNUBIA:

     The Company divested MRT and shutdown La Cornubia during fiscal 2004. These businesses have been classified as discontinued operations.

      Operating results and gain on sale of MRT were:

                                                     NINE MONTHS ENDED
                                                       MARCH 31, 2004
                                                     -----------------
OPERATING RESULTS:
Net sales                                                 $  3,327
Cost of goods sold                                           3,135
Selling, general and administrative expenses                   316
                                                          --------
(Loss) before income taxes                                    (124)
Provision for income taxes                                      --
                                                          --------
(Loss) from operations                                    $   (124)
                                                          ========

GAIN ON SALE:
Current assets                                            $ (5,813)
Property, plant & equipment - net and other assets         (10,703)
Current liabilities                                          2,911
Net proceeds of sale                                        13,836
                                                          --------
Gain on sale                                              $    231
                                                          ========

     Operating results of La Cornubia were:

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 MARCH 31, 2004      MARCH 31, 2004
                                               ------------------   -----------------
OPERATING RESULTS:
Net sales                                            $4,161               $9,884
Cost of goods sold                                    4,050                9,465
Selling, general and administrative expenses            474                1,262
Other (income) expense                                   68                 (175)
Interest expense                                         22                   64
                                                     ------               ------
(Loss) before income taxes                             (453)                (732)
Provision for income taxes                               18                   18
                                                     ------               ------
(Loss) from operations                               $ (471)              $ (750)
                                                     ======               ======
Depreciation and amortization                        $  101               $  302
                                                     ======               ======

11. DEBT

     LOANS PAYABLE TO BANKS

     At March 31, 2005, loans payable to banks included $3,913 under the domestic senior credit facility with Wells Fargo Foothill, Inc. The weighted average interest rate at March 31, 2005 was 5.77%. At March 31, 2005, the Company had $13,587 of borrowings available under the working capital facility that is provided under the domestic senior credit facility. The Company's Koffolk (Israel) subsidiary also had $34 included in loans payable to banks at March 31, 2005.

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

     On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, the Company amended its domestic senior credit facility to:
(i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude Animal International Ltda, ("PAH Brazil") or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

     As of March 31, 2005, the Company was in compliance with the financial covenants of its domestic senior credit facility. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on the Company's assets, guarantees, dividend payments, redemption or purchase of the Company's stock, sale of subsidiaries' stock, disposition of assets, investments, and mergers and acquisitions.

     The domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the consolidated balance sheet.

     LONG-TERM DEBT

                                                          AS OF
                                             ------------------------------
                                             MARCH 31, 2005   JUNE 30, 2004
                                             --------------   -------------
Senior secured notes due December 1, 2007       $127,491         $105,000
Senior subordinated notes due June 1, 2008        48,029           48,029
Foreign bank loans                                 3,375            6,237
Capitalized lease obligations and other               --              103
                                                --------         --------
                                                 178,895          159,369
Less: current maturities                           2,250            1,351
                                                --------         --------
                                                $176,645         $158,018
                                                ========         ========

     The Company's Koffolk (Israel) subsidiary has aggregate credit lines of $10,500. At March 31, 2005, Koffolk (Israel) had $7,091 of borrowings available under these credit lines.

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

     Components of net periodic pension expense were:

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 -------------------------------   -------------------------------
                                                 MARCH 31, 2005   MARCH 31, 2004   MARCH 31, 2005   MARCH 31, 2004
                                                 --------------   --------------   --------------   --------------
DOMESTIC PENSION EXPENSE
Service cost - benefits earned during the year       $ 291            $ 288            $ 915            $ 971
Interest cost on benefit obligation                    228              217              707              673
Expected return on plan assets                        (218)            (213)            (676)            (633)
Amortization of initial unrecognized
   net transition (asset)                               (1)              --               (3)              (2)
Amortization of prior service costs                    (35)             (35)            (107)            (117)
Amortization of net actuarial loss (gain)               --                2               --               23
Curtailment benefit                                     --               --               --              (64)
                                                     -----            -----            -----            -----
NET PERIODIC PENSION COST - DOMESTIC                 $ 265            $ 259            $ 836            $ 851
                                                     =====            =====            =====            =====

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 -------------------------------   -------------------------------
                                                 MARCH 31, 2005   MARCH 31, 2004   MARCH 31, 2005   MARCH 31, 2004
                                                 --------------   --------------   --------------   --------------
INTERNATIONAL PENSION EXPENSE
Service cost - benefits earned during the year        $131             $123            $ 367            $ 350
Interest cost on benefit obligation                    105               98              314              280
Expected return on plan assets                         (84)             (79)            (263)            (225)
Amortization of net actuarial loss (gain)                6                6                7               17
                                                      ----             ----            -----            -----
NET PERIODIC PENSION COST - INTERNATIONAL             $158             $148            $ 425            $ 422
                                                      ====             ====            =====            =====

     The Company has contributed $720 to its domestic pension plans during fiscal 2005 for its 2004 pension plan year. Beginning in fiscal 2006, the Company will be required by ERISA regulations to accelerate the funding of its domestic pension plans. Accordingly, contributions are expected to aggregate $1,411 during fiscal 2006 for the Company's 2005 and 2006 domestic pension plan years.

13. CONTINGENCIES

     LITIGATION:

     On or about April 17, 1997, CP Chemicals, Inc., a subsidiary ("CP"), and the Company were served with a complaint filed by Chevron U.S.A. Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that the Company, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. The Consent Order provided for a period of due diligence investigation of the property owned by Chevron and upon completion of the review of the results of the investigation, a decision was to be made whether to opt out of the settlement or proceed. Negotiations with Chevron regarding its allocation of responsibility and associated costs under the Consent Order reached an impasse and it became necessary for the Company and another defendant, Vulcan Materials Company, to opt out of the settlement on April 21, 2005. It is expected that the litigation will resume. While the costs and liabilities cannot be estimated with any degree of certainty at this time, the Company believes that insurance recoveries will be available to offset most of those costs.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     The Company's subsidiary, Phibro-Tech, Inc. ("Phibro-Tech"), was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") by the United States Environmental Protection Agency (the "EPA"), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $635 has been paid as of March 31, 2005. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.

     Phibro-Tech has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control ("DTSC") and has reached an agreement to pay $425 over a six year period ending October 2008. The annual payments required under this agreement are not expected to have any material adverse impact on the Company.

     Phibro-Tech and the DTSC are currently negotiating the settlement of certain alleged technical permit violations from 2003. A preliminary assessment of penalties in the amount of $49 has been made. Phibro-Tech, Inc. believes this amount will be reduced.

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

     On or about August 13, 2004 the Company was served with a Request for Information pursuant to Section 104 of CERCLA and Section 3007 of the Resource Conservation and Recovery Act relating to possible discharges into Turkey Creek in Sumter, South Carolina. The Company has submitted its response to the Request for Information and believes that, because its Sumter, South Carolina facility is distant from Turkey Creek and does not discharge into Turkey Creek, the likelihood of liability associated with this matter is remote.

     By letter dated February 22, 2005, Phibro-Tech has been advised by the adjoining property owner of Phibro-Tech's Powder Springs, Georgia property, of a potential claim for property damage as a result of certain alleged environmental conditions on Phibro-Tech's Powder Springs property. No specific claim was made nor was any specific amount alleged. The Company is presently investigating this matter but does not, at this time, believe there will be any material liability resulting therefrom.

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

     Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,756, which is included in current and long-term liabilities in the March 31, 2005 condensed consolidated balance sheet (approximately $2,933 at June 30, 2004).

14. GUARANTEES

     As part of the Prince Transactions (as discussed in these notes to condensed consolidated financial statements), as is normal for such transactions, the Company has agreed to indemnify the Palladium Investors for losses arising out of breach of representations, warranties and covenants. The Company's maximum liability under such indemnification is limited to $15,000.

     The Company established a $1,000 letter of credit escrow through December 2005 to collateralize certain indemnification obligations relating to the Prince Transactions.

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

15. BUSINESS SEGMENTS

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

                                      ANIMAL
                                    HEALTH &    INDUSTRIAL                    ALL    CORPORATE &
                                    NUTRITION    CHEMICALS   DISTRIBUTION    OTHER      OTHER       TOTAL
                                    ---------   ----------   ------------   ------   -----------   -------
THREE MONTHS ENDED MARCH 31, 2005
Net sales                            $69,005      $8,871        $7,838      $4,541     $    --     $90,255
Operating income (loss)                3,420         957           895         414      (4,820)        866
Depreciation and amortization          5,303         374             6          --         929       6,612

     The Animal Health and Nutrition segment includes Belgium Plant Transaction costs of $1,277 of severance expense and $3,095 of depreciation expense

                                      ANIMAL
                                    HEALTH &    INDUSTRIAL                    ALL    CORPORATE &
                                    NUTRITION    CHEMICALS   DISTRIBUTION    OTHER      OTHER       TOTAL
                                    ---------   ----------   ------------   ------   -----------   -------
THREE MONTHS ENDED MARCH 31, 2004
Net sales                            $64,819      $10,000       $7,916      $3,241     $    --     $85,976
Operating income (loss)                8,370        1,136          789         254      (3,823)      6,726
Depreciation and amortization          2,086          403            3          --         660       3,152

                                      ANIMAL
                                    HEALTH &    INDUSTRIAL                    ALL     CORPORATE &
                                    NUTRITION    CHEMICALS   DISTRIBUTION    OTHER       OTHER        TOTAL
                                    ---------   ----------   ------------   -------   -----------   --------
NINE MONTHS ENDED MARCH 31, 2005
Net sales                            $205,519     $24,950       $23,603     $15,097    $     --     $269,169
Operating income/(loss)                 9,715       2,385         2,555       1,156     (13,225)       2,586
Depreciation and amortization          10,203       1,190            14          --       2,309       13,716

     The Animal Health and Nutrition segment includes Belgium Plant Transaction costs of $10,280 of severance expense and $3,628 of depreciation expense

                                      ANIMAL
                                    HEALTH &    INDUSTRIAL                    ALL     CORPORATE &
                                    NUTRITION    CHEMICALS   DISTRIBUTION    OTHER       OTHER        TOTAL
                                    ---------   ----------   ------------   -------   -----------   --------
NINE MONTHS ENDED MARCH 31, 2004
Net sales                            $193,347     $33,661       $23,511     $11,063    $     --     $261,582
Operating income/(loss)                22,925       2,736         2,322       1,381     (11,737)      17,627
Depreciation and amortization           6,174       1,691            10          --       1,608        9,483

                                      ANIMAL
                                    HEALTH &    INDUSTRIAL                    ALL    CORPORATE &
                                    NUTRITION    CHEMICALS   DISTRIBUTION    OTHER      OTHER        TOTAL
                                    ---------   ----------   ------------   ------   -----------   --------
IDENTIFIABLE ASSETS OF CONTINUING
   OPERATIONS
At March 31, 2005                    $198,962     $24,940       $7,356       $730      $18,704     $250,692
At June 30, 2004                      185,601      26,146        7,715        405       16,211      236,078

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

16.  CONSOLIDATING FINANCIAL STATEMENTS

     The units of Senior Secured Notes due 2007, consisting of U.S. Notes issued by the Parent Issuer and Dutch Notes issued by the Dutch Issuer, are guaranteed by certain subsidiaries. The Parent Issuer and its U.S. subsidiaries ("U.S. Guarantor Subsidiaries"), excluding PMC, Prince MFG, LLC and MRT (the "Unrestricted Subsidiaries", as defined in the Indenture), fully and unconditionally guarantee all of the Senior Secured Notes on a joint and several basis. In addition, the Dutch Issuer's subsidiaries, presently consisting of Phibro Animal Health SA (the "Belgium Guarantor"), fully and unconditionally guarantee the Dutch Notes. The Dutch Issuer and the Belgium Guarantor do not guarantee the U.S. Notes. Other foreign subsidiaries ("Non-Guarantor Subsidiaries") do not presently guarantee the Senior Secured Notes. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of the Parent Issuer other than the Unrestricted Subsidiaries and include: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

     The Senior Subordinated Notes due 2008, issued by the Parent Issuer, are guaranteed by certain subsidiaries. The Parent Issuer's U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of the Parent Issuer including: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; PMC; Prince MFG, LLC; MRT (until divested); Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

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

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2005

                                                  Parent    Unrestricted   U.S. Guarantor    Dutch
                                                  Issuer    Subsidiaries    Subsidiaries     Issuer
                                                 --------   ------------   --------------   --------
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $     67        $--          $    985      $     16
   Trade receivables                                3,054         --            25,115            --
   Other receivables                                  628         --             1,190            --
   Inventory                                        2,422         --            35,485            --
   Prepaid expenses and other                       1,281         --               575            --
   Current assets from discontinued operations         --         --                --            --
                                                 --------        ---          --------      --------
      TOTAL CURRENT ASSETS                          7,452         --            63,350            16
                                                 --------        ---          --------      --------

Property, plant & equipment, net                      920         --            13,191            --

Intangibles                                            --         --             3,933            --
Investment in subsidiaries                        103,603         --                --        (8,355)
Intercompany                                       12,163         --            92,602        30,308
Other assets                                       14,683         --             1,108            --
Other assets from discontinued operations              --         --                --            --
                                                 --------        ---          --------      --------
                                                 $138,821        $--          $174,184      $ 21,969
                                                 ========        ===          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Cash overdraft                                $     --        $--          $  2,821      $     --
   Loan payable to banks                            3,913         --                --            --
   Current portion of long-term debt                   --         --                --            --
   Accounts payable                                 1,324         --            19,881            --
   Accrued expenses and other                      12,903         --             9,192           866
   Current liabilities from
      discontinued operations                          --         --                --            --
                                                 --------        ---          --------      --------
      TOTAL CURRENT LIABILITIES                    18,140         --            31,894           866
                                                 --------        ---          --------      --------

Long-term debt                                    151,236         --                --        24,284
Intercompany debt                                      --         --            27,191         5,044
Other liabilities                                   9,525         --             5,415            --
                                                 --------        ---          --------      --------
      TOTAL LIABILITIES                           178,901         --            64,500        30,194
                                                 --------        ---          --------      --------

STOCKHOLDERS' EQUITY (DEFICIT):
   Series A preferred stock                           521         --                --            --
   Common stock                                         2         --                33            --
   Paid-in capital                                 27,260         --           108,383            21
   Retained earnings (accumulated deficit)        (68,010)        --             1,259       (14,274)
   Accumulated other comprehensive
      income (loss):
      Gain on derivative instruments                  304         --               304            --
      Cumulative currency translation
         adjustment                                  (157)        --              (295)        6,028
                                                 --------        ---          --------      --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (40,080)        --           109,684        (8,225)
                                                 --------        ---          --------      --------
                                                 $138,821        $--          $174,184      $ 21,969
                                                 ========        ===          ========      ========

                                                  Belgium    Non-Guarantor   Consolidation   Consolidated
                                                 Guarantor   Subsidiaries     Adjustments       Balance
                                                 ---------   -------------   -------------   ------------
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $    393      $  5,944        $      --       $  7,405
   Trade receivables                                3,344        21,691               --         53,204
   Other receivables                                1,321         1,187               --          4,326
   Inventory                                       34,663        26,489                          99,059
   Prepaid expenses and other                       1,115         3,670               --          6,641
   Current assets from discontinued operations         --         2,150                           2,150
                                                 --------      --------        ---------       --------
      TOTAL CURRENT ASSETS                         40,836        61,131               --        172,785
                                                 --------      --------        ---------       --------

Property, plant & equipment, net                   13,461        24,948               --         52,520

Intangibles                                         1,496         5,245               --         10,674
Investment in subsidiaries                             --            --          (95,248)            --
Intercompany                                       (3,773)      (15,363)        (115,937)            --
Other assets                                           --         1,072               --         16,863
Other assets from discontinued operations              --         3,329                           3,329
                                                 --------      --------        ---------       --------
                                                 $ 52,020      $ 80,362        $(211,185)      $256,171
                                                 ========      ========        =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Cash overdraft                                $     --      $     --        $      --       $  2,821
   Loan payable to banks                               --            34               --          3,947
   Current portion of long-term debt                   --         2,250               --          2,250
   Accounts payable                                 2,252        10,497               --         33,954
   Accrued expenses and other                      22,154        10,681                          55,796
   Current liabilities from
      discontinued operations                          --           998                             998
                                                 --------      --------        ---------       --------
      TOTAL CURRENT LIABILITIES                    24,406        24,460               --         99,766
                                                 --------      --------        ---------       --------

Long-term debt                                         --         1,125               --        176,645
Intercompany debt                                  34,916        48,786         (115,937)            --
Other liabilities                                   1,053         3,847               --         19,840
                                                 --------      --------        ---------       --------
      TOTAL LIABILITIES                            60,375        78,218         (115,937)       296,251
                                                 --------      --------        ---------       --------

STOCKHOLDERS' EQUITY (DEFICIT):
   Series A preferred stock                            --            --               --            521
   Common stock                                        --            --              (33)             2
   Paid-in capital                                     52         1,537         (109,993)        27,260
   Retained earnings (accumulated deficit)        (14,435)        6,496           20,954        (68,010)
   Accumulated other comprehensive
      income (loss):
      Gain on derivative instruments                   --            --             (304)           304
      Cumulative currency translation
         adjustment                                 6,028        (5,889)          (5,872)          (157)
                                                 --------      --------        ---------       --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (8,355)        2,144          (95,248)       (40,080)
                                                 --------      --------        ---------       --------
                                                 $ 52,020      $ 80,362        $(211,185)      $256,171
                                                 ========      ========        =========       ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                  Parent    Unrestricted   U.S. Guarantor    Dutch
                                                  Issuer    Subsidiaries    Subsidiaries     Issuer
                                                 --------   ------------   --------------   --------
NET SALES                                        $ 6,169         $--           $55,191       $    --

NET SALES - INTERCOMPANY                              44          --                --            --

COST OF GOODS SOLD (includes Belgium Plant
   Transactions costs of $4,372)                   4,724          --            40,903            --
                                                 -------         ---           -------       -------
   GROSS PROFIT                                    1,489          --            14,288            --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       5,610          --             7,705             8
                                                 -------         ---           -------       -------
   OPERATING INCOME (LOSS)                        (4,121)         --             6,583            (8)

OTHER:
   Interest expense                                4,913          --                --           652
   Interest (income)                                  (3)         --                --            --
   Other (income) expense, net                        --          --               587            --
   Intercompany interest and other                (6,847)         --             5,176          (797)
   (Profit) loss relating to subsidiaries          3,492          --                --         3,505
                                                 -------         ---           -------       -------
   INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                         (5,676)         --               820        (3,368)

PROVISION (BENEFIT) FOR INCOME TAXES                 180          --               171            --
                                                 -------         ---           -------       -------
   INCOME (LOSS) FROM CONTINUING OPERATIONS       (5,856)         --               649        (3,368)

DISCONTINUED OPERATIONS:
   Income relating to discontinued operations        272          --                --            --
   Income from discontinued operations (net of
      income taxes)                                   --          --                --            --
                                                 -------         ---           -------       -------
      NET INCOME (LOSS)                          $(5,584)        $--           $   649       $(3,368)
                                                 =======         ===           =======       =======

                                                  Belgium    Non-Guarantor   Consolidation   Consolidated
                                                 Guarantor   Subsidiaries     Adjustments       Balance
                                                 ---------   -------------   -------------   ------------
NET SALES                                         $ 3,328       $25,567        $     --        $90,255

NET SALES - INTERCOMPANY                            9,787         2,115         (11,946)            --

COST OF GOODS SOLD (includes Belgium Plant
   Transactions costs of $4,372)                   14,492        23,331         (11,946)        71,504
                                                  -------       -------        --------        -------
   GROSS PROFIT                                    (1,377)        4,351              --         18,751

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          736         3,826              --         17,885
                                                  -------       -------        --------        -------
   OPERATING INCOME (LOSS)                         (2,113)          525              --            866

OTHER:
   Interest expense                                    15           311              --          5,891
   Interest (income)                                   --           (16)             --            (19)
   Other (income) expense, net                        301          (811)             --             77
   Intercompany interest and other                  1,095         1,373              --             --
   (Profit) loss relating to subsidiaries              --            --          (6,997)            --
                                                  -------       -------        --------        -------
   INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                          (3,524)         (332)          6,997         (5,083)

PROVISION (BENEFIT) FOR INCOME TAXES                  (19)          441              --            773
                                                  -------       -------        --------        -------
   INCOME (LOSS) FROM CONTINUING OPERATIONS        (3,505)         (773)          6,997         (5,856)

DISCONTINUED OPERATIONS:
   Income relating to discontinued operations          --            --            (272)            --
   Income from discontinued operations (net of
      income taxes)                                    --           272              --            272
                                                  -------       -------        --------        -------
      NET INCOME (LOSS)                           $(3,505)      $  (501)       $  6,725        $(5,584)
                                                  =======       =======        ========        =======

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005

                                                           U.S.
                                Parent   Unrestricted    Guarantor     Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries  Subsidiaries   Issuer   Guarantor   Subsidiaries   Adjustments      Balance
                               --------  ------------  ------------  --------  ---------  -------------  -------------  ------------
NET SALES                      $ 18,345      $--         $169,657    $     --   $  7,556    $ 73,611       $     --       $269,169
NET SALES - INTERCOMPANY            137       --              131          --     20,447       5,532        (26,247)            --
COST OF GOODS SOLD (includes
   Belgium Plant Transactions
   costs of $13,908)             14,378       --          125,895          --     35,276      65,380        (26,247)       214,682
                               --------      ---         --------    --------   --------    --------       --------       --------
   GROSS PROFIT                   4,104       --           43,893          --     (7,273)     13,763             --         54,487

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES       15,828       --           22,054          14      2,102      11,903             --         51,901
                               --------      ---         --------    --------   --------    --------       --------       --------
   OPERATING INCOME (LOSS)      (11,724)      --           21,839         (14)    (9,375)      1,860             --          2,586

OTHER:
   Interest expense              13,850       --               --       1,951         38         687             --         16,526
   Interest (income)                 (5)      --               (4)         --         --         (68)            --            (77)
   Other (income) expense,
   net                                4       --              213          --         90        (998)            --           (691)
   Intercompany interest and
      other                     (20,781)      --           15,562      (2,113)     2,976       4,356             --             --
   (Profit) loss relating to
      subsidiaries                8,385       --               --      11,009         --          --        (19,394)            --
                               --------      ---         --------    --------   --------    --------       --------       --------

   INCOME (LOSS) FROM
      CONTINUING OPERATIONS
      BEFORE INCOME TAXES       (13,177)      --            6,068     (10,861)   (12,479)     (2,117)        19,394        (13,172)

PROVISION (BENEFIT) FOR
   INCOME TAXES                     694       --              470          --     (1,470)      1,005             --            699
                               --------      ---         --------    --------   --------    --------       --------       --------

   INCOME (LOSS) FROM
      CONTINUING OPERATIONS     (13,871)      --            5,598     (10,861)   (11,009)     (3,122)        19,394        (13,871)

DISCONTINUED OPERATIONS:
   Income relating to
      discontinued operations       575       --               --          --         --          --           (575)            --
   Income from discontinued
      operations (net of
      income taxes)                  --       --               --          --         --         575             --            575
                               --------      ---         --------    --------   --------    --------       --------       --------
      NET INCOME (LOSS)        $(13,296)     $--         $  5,598    $(10,861)  $(11,009)   $ (2,547)      $ 18,819       $(13,296)
                               ========      ===         ========    ========   ========    ========       ========       ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005

                                                           U.S.
                                Parent   Unrestricted    Guarantor     Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries  Subsidiaries   Issuer   Guarantor   Subsidiaries   Adjustments      Balance
                               --------  ------------  ------------  --------  ---------  -------------  -------------  ------------
OPERATING ACTIVITIES:
   Net income (loss)           $(13,296)     $ --        $ 5,598     $(10,861)  $(11,009)    $(2,547)      $ 18,819       $(13,296)
   Adjustment for
      discontinued operations      (575)       --             --           --         --        (575)           575           (575)
                               --------      ----        -------     --------   --------     -------       --------       --------
   Income (loss) from
      continuing operations     (13,871)       --          5,598      (10,861)   (11,009)     (3,122)        19,394        (13,871)

   Adjustments to reconcile
      income (loss) from
      continuing operations
      to net cash provided
      (used) by operating
      activities:
   Depreciation and
      amortization (includes
      accelerated
      depreciation from the
      Belgium Plant
      Transactions of $3,628)     2,309        --          2,113           --      5,880       3,414             --         13,716
   Deferred income taxes             --        --             --           --         --        (202)            --           (202)
   Net gain from sales of
      assets                         --        --           (777)          --         --         (12)            --           (789)
   Effects of changes in
      foreign currency               --        --           (554)          --        (87)       (119)            --           (760)
   Other                            289        --             37           --         --         104             --            430
   Changes in operating
      assets and liabilities:
      Accounts receivable          (392)       --          2,066           --       (575)      3,361             --          4,460
      Inventory                    (428)       --          2,772           --     (9,857)     (8,865)            --        (16,378)
      Prepaid expenses and
         other                    1,656        --            631           --     (1,277)        637             --          1,647
      Other assets                   (2)       --           (241)          --         --        (375)            --           (618)
      Intercompany                2,274         5         (5,707)       5,926      7,605       9,291        (19,394)            --
      Accounts payable           (1,610)        6         (8,579)          --       (152)     (1,043)            --        (11,378)
      Accrued expenses and
         other                    4,707        (1)         1,286          650        237       2,241             --          9,120
      Accrued costs of non-
         completed
         transaction             (3,970)       --             --           --         --          --             --         (3,970)
      Accrued costs of the
         Belgium Plant
         Transactions                --        --             --           --     10,280          --             --         10,280
   Cash provided by
      discontinued operations        --        --             --           --         --         808             --            808
                               --------      ----        -------     --------   --------     -------       --------       --------
      NET CASH PROVIDED
         (USED) BY OPERATING
         ACTIVITIES              (9,038)       10         (1,355)      (4,285)     1,045       6,118             --         (7,505)
                               --------      ----        -------     --------   --------     -------       --------       --------

INVESTING ACTIVITIES:
   Capital expenditures            (909)       --         (1,626)          --       (726)     (1,837)            --         (5,098)
   Proceeds from sale of
      assets                         --        --          1,320           --         --          33             --          1,353
   Other investing                 (119)       --             --           --       (154)        154             --           (119)
   Discontinued operations           --        --             --           --         --         (93)            --            (93)
                               --------      ----        -------     --------   --------     -------       --------       --------
      NET CASH (USED) BY
      INVESTING ACTIVITIES       (1,028)       --           (306)          --       (880)     (1,743)            --         (3,957)
                               --------      ----        -------     --------   --------     -------       --------       --------

FINANCING ACTIVITIES:
   Net increase (decrease) in
      cash overdraft                 --       (10)         1,940           --         --          --             --          1,930
   Net increase (decrease) in
      short-term debt            (7,083)       --             --           --         --          34             --         (7,049)
   Proceeds from long-term
      debt                       19,107        --             --        4,284         --         901             --         24,292
   Proceeds from capital
      contribution from
      PAHC Holdings
      Corporation                26,400        --             --           --         --          --             --         26,400
   Redemption of Series C
      preferred stock           (26,400)       --             --           --         --          --             --        (26,400)
   Payments of long-term debt        --        --           (103)          --         --      (3,810)            --         (3,913)
   Debt refinancing costs        (2,027)       --             --           --         --          --             --         (2,027)
                               --------      ----        -------     --------   --------     -------       --------       --------
      NET CASH PROVIDED
         (USED) BY FINANCING
         ACTIVITIES               9,997       (10)         1,837        4,284         --      (2,875)            --         13,233
                               --------      ----        -------     --------   --------     -------       --------       --------
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                   --        --              8           --         16          42                            66
                               --------      ----        -------     --------   --------     -------       --------       --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        (69)       --            184           (1)       181       1,542             --          1,837

CASH AND CASH EQUIVALENTS
   at beginning of period           136        --            801           17        212       4,402                         5,568
                               --------      ----        -------     --------   --------     -------       --------       --------
CASH AND CASH EQUIVALENTS
   at end of period            $     67      $ --        $   985     $     16   $    393     $ 5,944       $     --       $  7,405
                               ========      ====        =======     ========   ========     =======       ========       ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2004

                                                             U.S.                               Non-
                                  Parent   Unrestricted    Guarantor    Dutch    Belgium     Guarantor   Consolidation  Consolidated
                                  Issuer   Subsidiaries  Subsidiaries  Issuer   Guarantor  Subsidiaries   Adjustments      Balance
                                 --------  ------------  ------------  ------   ---------  ------------  -------------  ------------
                                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents     $    136     $    --      $    801    $    17    $   212    $  4,402      $      --      $  5,568
   Trade receivables                2,670          --        26,996         --      2,592      24,959             --        57,217
   Other receivables                  317         414         1,195         --         72         768             --         2,766
   Inventory                        1,994          --        37,890         --     23,159      15,519                       78,562
   Prepaid expenses and other       3,195         110           565         --      1,018       3,703             --         8,591
   Current assets from
      discontinued operations          --          --            --         --         --       1,886             --         1,886
                                 --------     -------      --------    -------    -------    --------      ---------      --------
         TOTAL CURRENT ASSETS       8,312         524        67,447         17     27,053      51,237             --       154,590
                                 --------     -------      --------    -------    -------    --------      ---------      --------
Property, plant & equipment,
   net                                105          --        13,730         --     17,321      24,225             --        55,381
Intangibles                            --          --         4,252         --      1,569       5,874             --        11,695
Investment in subsidiaries        125,355          --            --      1,604         --          --       (126,959)           --
Intercompany                      (14,995)     20,995        60,030     20,181      1,630     (12,497)       (75,344)           --
Other assets                       14,506          --         1,056         --         --         736             --        16,298
Other assets from discontinued
   operations                          --          --            --         --         --       3,405             --         3,405
                                 --------     -------      --------    -------    -------    --------      ---------      --------
                                 $133,283     $21,519      $146,515    $21,802    $47,573    $ 72,980      $(202,303)     $241,369
                                 ========     =======      ========    =======    =======    ========      =========      ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Cash overdraft                $     --     $    10      $    881    $    --    $    --    $     --      $      --      $    891
   Loan payable to banks           10,996          --            --         --         --          --             --        10,996
   Current portion of long-term
      debt                             --          --           101         --         --       1,250             --         1,351
   Accounts payable                 4,734           9        28,434         --      2,258      11,329             --        46,764
   Accrued expenses and other      11,857         159         8,306        216     12,022       6,820                       39,380
   Current liabilities from
      discontinued operations          --          --            --         --         --         838             --           838
                                 --------     -------      --------    -------    -------    --------      ---------      --------
         TOTAL CURRENT
            LIABILITIES            27,587         178        37,722        216     14,280      20,237             --       100,220
                                 --------     -------      --------    -------    -------    --------      ---------      --------
Long-term debt                    133,029          --             2     20,000         --       4,987             --       158,018
Intercompany debt                      --          --            --         --     30,553      44,791        (75,344)           --
Other liabilities                  11,822          --         4,897         --      1,136       4,431             --        22,286
                                 --------     -------      --------    -------    -------    --------      ---------      --------
         TOTAL LIABILITIES        172,438         178        42,621     20,216     45,969      74,446        (75,344)      280,524
                                 --------     -------      --------    -------    -------    --------      ---------      --------
REDEEMABLE SECURITIES:
   Series C preferred stock        24,678          --            --         --         --          --             --        24,678
                                 --------     -------      --------    -------    -------    --------      ---------      --------

STOCKHOLDERS' EQUITY (DEFICIT):
   Series A preferred stock           521          --            --         --         --          --             --           521
   Common stock                         2           1            33         --         --          --            (34)            2
   Paid-in capital                    860          --       108,383         21         52       1,537       (109,993)          860
   Retained earnings
      (accumulated deficit)       (57,964)     21,340        (4,339)    (2,744)    (2,757)      8,374        (19,874)      (57,964)
   Accumulated other
      comprehensive income
      (loss):                                                                                                                   --
      Gain on derivative
         instruments                    9          --             9         --         --          --             (9)            9
      Cumulative currency
         translation adjustment    (7,261)         --          (192)     4,309      4,309     (11,377)         2,951        (7,261)
                                 --------     -------      --------    -------    -------    --------      ---------      --------
         TOTAL STOCKHOLDERS'
            EQUITY (DEFICIT)      (63,833)     21,341       103,894      1,586      1,604      (1,466)      (126,959)      (63,833)
                                 --------     -------      --------    -------    -------    --------      ---------      --------
                                 $133,283     $21,519      $146,515    $21,802    $47,573    $ 72,980      $(202,303)     $241,369
                                 ========     =======      ========    =======    =======    ========      =========      ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                             U.S.                              Non-
                                  Parent   Unrestricted    Guarantor    Dutch   Belgium     Guarantor   Consolidation  Consolidated
                                  Issuer   Subsidiaries  Subsidiaries  Issuer  Guarantor  Subsidiaries   Adjustments      Balance
                                 --------  ------------  ------------  ------  ---------  ------------  -------------  ------------
NET SALES                        $ 5,331        $--        $55,374     $  --    $1,162      $24,109        $    --       $85,976
NET SALES - INTERCOMPANY              16         --             32        --     7,534          418         (8,000)           --
COST OF GOODS SOLD                 4,176         --         40,301        --     6,461       20,308         (8,000)       63,246
                                 -------        ---        -------     -----    ------      -------        -------       -------
   GROSS PROFIT                    1,171         --         15,105        --     2,235        4,219             --        22,730
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES         4,868         --          6,476         2       776        3,882             --        16,004
                                 -------        ---        -------     -----    ------      -------        -------       -------
   OPERATING INCOME (LOSS)        (3,697)        --          8,629        (2)    1,459          337             --         6,726
OTHER:
   Interest expense                4,179         --             --       650        60           29             --         4,918
   Interest (income)                  (1)        --             --        --        --          (42)            --           (43)
   Other (income) expense, net       112         --           (350)       --       118          (14)            --          (134)
   Net (gain) on extinguishment
      of debt                         --         --             --        --        --           --             --            --
   Intercompany interest and
      other                       (4,407)        --          2,345      (657)      943        1,776             --            --
   (Profit) loss relating to
      subsidiaries                (3,439)        --             --         2        --           --          3,437            --
                                 -------        ---        -------     -----    ------      -------        -------       -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS
      BEFORE INCOME TAXES           (141)        --          6,634         3       338       (1,412)        (3,437)        1,985
PROVISION FOR
   INCOME TAXES                       --         --            211        --       340        1,575             --         2,126
                                 -------        ---        -------     -----    ------      -------        -------       -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS         (141)        --          6,423         3        (2)      (2,987)        (3,437)         (141)
DISCONTINUED OPERATIONS:
   (Loss) relating to
      discontinued operations       (254)        --             --        --        --           --            254            --
   (Loss) from discontinued
      operations (net of income
      taxes)                          --                        --        --        --         (254)            --          (254)
                                 -------        ---        -------     -----    ------      -------        -------       -------
      NET INCOME (LOSS)          $  (395)       $--        $ 6,423     $   3    $   (2)     $(3,241)       $(3,183)      $  (395)
                                 =======        ===        =======     =====    ======      =======        =======       =======

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004

                                                         U.S.
                              Parent   Unrestricted    Guarantor    Dutch    Belgium   Non-Guarantors  Consolidation  Consolidated
                              Issuer   Subsidiaries  Subsidiaries   Issuer  Guarantor   Subsidiaries    Adjustments      Balance
                             --------  ------------  ------------  -------  ---------  --------------  -------------  ------------
NET SALES                    $ 16,453    $11,118       $158,070    $    --   $ 3,402      $72,539        $     --       $261,582
NET SALES - INTERCOMPANY          113      2,598            425         --    20,530        2,593         (26,259)            --
COST OF GOODS SOLD             12,995     10,139        117,520         --    20,432       60,836         (26,259)       195,663
                             --------    -------       --------    -------   -------      -------        --------       --------
   GROSS PROFIT                 3,571      3,577         40,975         --     3,500       14,296              --         65,919
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES     14,936      1,299         18,851          4     1,860       11,342                         48,292
                             --------    -------       --------    -------   -------      -------                       --------
   OPERATING INCOME (LOSS)    (11,365)     2,278         22,124         (4)    1,640        2,954              --         17,627
OTHER:
   Interest expense            11,920         18             --      1,156        79          227                         13,400
   Interest (income)               (4)        --             --         --        --         (113)                          (117)
   Other (income) expense,
      net                         640         --           (626)        --      (294)        (314)                          (594)
   Net (gain) on
      extinguishment
      of debt                 (23,226)        --             --         --        --           --                        (23,226)
   Intercompany interest
      and other               (16,152)     1,892          7,833     (1,167)    2,389        5,205                             --
   (Profit) loss relating
      to subsidiaries          (8,913)        --             --        534        --           --           8,379             --
                             --------    -------       --------    -------   -------      -------        --------       --------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS
      BEFORE INCOME TAXES      24,370        368         14,917       (527)     (534)      (2,051)         (8,379)        28,164
PROVISION FOR
   INCOME TAXES                 1,951         96            883         --        --        2,815                          5,745
                             --------    -------       --------    -------   -------      -------                       --------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS    22,419        272         14,034       (527)     (534)      (4,866)         (8,379)        22,419
DISCONTINUED OPERATIONS:
   (Loss) relating to
      discontinued
      operations                 (504)        --             --         --        --           --             504             --
   (Loss) from discontinued
      operations (net of
      income taxes)                --       (124)            --         --        --         (380)                          (504)
   Gain on disposal of
      discontinued
      operations (net of
      income taxes)               231         --             --         --        --           --                            231
                             --------    -------       --------    -------   -------      -------        --------       --------
      NET INCOME (LOSS)      $ 22,146    $   148       $ 14,034    $  (527)  $  (534)     $(5,246)       $ (7,875)      $ 22,146
                             ========    =======       ========    =======   =======      =======        ========       ========

                PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004

                                                           U.S.
                                Parent   Unrestricted    Guarantor     Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries  Subsidiaries   Issuer   Guarantor   Subsidiaries   Adjustments      Balance
                               --------  ------------  ------------  --------  ---------  -------------  -------------  ------------
OPERATING ACTIVITIES:
   Net income (loss)           $ 22,146    $    148      $ 14,034    $   (527)  $  (534)     $(5,246)       $(7,875)      $ 22,146
   Adjustment for
      discontinued operations       273         124            --          --        --          380           (504)           273
                               --------    --------      --------    --------   -------      -------        -------       --------
   Income (loss) from
      continuing operations      22,419         272        14,034        (527)     (534)      (4,866)        (8,379)        22,419
   Adjustments to reconcile
      income (loss) from
      continuing operations
      to net cash provided
      (used) by operating
      activities:
      Depreciation and
         amortization             1,608         487         1,864          --     1,900        3,624                         9,483
      Deferred income taxes          --          --            --          --        --          263                           263
      Net gain from sales
         of assets                   --          --          (689)         --        --           (2)                         (691)
      Net gain on
         extinguishment
         of debt                (23,226)         --            --          --        --           --                       (23,226)
      Effects of changes in
         foreign currency            --          --            63          --    (1,177)         946                          (168)
      Other                         391          --            20          --        --          (10)                          401
      Changes in operating
         assets and
         liabilities:
         Accounts receivable        156         336        (5,405)         --       260        1,639                        (3,014)
         Inventory                  504        (543)        2,052          --    (5,238)       1,646                        (1,579)
         Prepaid expenses
            and other             1,190         188        (1,163)         --       (35)      (1,159)                         (979)
         Other assets             1,020          --            (4)         --        --          (39)                          977
         Intercompany            (2,263)     17,358       (13,553)    (20,610)   13,145       (2,456)         8,379             --
         Accounts payable        (2,613)       (332)       (7,045)         --    (2,751)        (756)                      (13,497)
         Accrued expenses
            and other             5,033        (276)        6,317       1,156     3,849       (7,285)                        8,794
   Cash provided (used)
      by discontinued
      operations                    231        (652)           --          --        --         (177)                         (598)
                               --------    --------      --------    --------   -------      -------        -------       --------
     NET CASH PROVIDED
         (USED) BY
         OPERATING
         ACTIVITIES               4,450      16,838        (3,509)    (19,981)    9,419       (8,632)            --         (1,415)
                               --------    --------      --------    --------   -------      -------        -------       --------
INVESTING ACTIVITIES:
   Capital expenditures             (44)        (62)       (1,334)         --    (1,163)      (1,383)                       (3,986)
   Proceeds from sale of
      assets                         --          --         1,057          --        --           22                         1,079
   Other investing                   --          --            --          --        --           (1)                           (1)
   Discontinued operations       14,351          --            --          --        --          456                        14,807
                               --------    --------      --------    --------   -------      -------        -------       --------
      NET CASH PROVIDED
         (USED) BY INVESTING
         ACTIVITIES              14,307         (62)         (277)         --    (1,163)        (906)            --         11,899
                               --------    --------      --------    --------   -------      -------        -------       --------
FINANCING ACTIVITIES:
   Net increase (decrease)
      in cash overdraft            (350)       (274)        2,987          --        --           (9)                        2,354
   Net increase (decrease)
      in short-term debt        (29,874)         --            --          --        --         (149)                      (30,023)
   Proceeds from long-term
      debt                       85,000          --            --      20,000        --        4,622                       109,622
   Payments of long-term
      debt                      (32,679)        (13)         (960)         --        --         (960)                      (34,612)
   Payment of Pfizer
      obligations               (20,075)         --            --          --    (8,225)          --                       (28,300)
   Payments relating to the
      Prince
      Transactions and
         transaction costs       (4,415)    (16,608)           --          --        --           --                       (21,023)
   Debt refinancing costs       (14,945)         --            --          --        --           --                       (14,945)
   Discontinued operations           --          --            --          --        --        1,135                         1,135
                               --------    --------      --------    --------   -------      -------        -------       --------
      NET CASH PROVIDED
         (USED) BY
         FINANCING
         ACTIVITIES             (17,338)    (16,895)        2,027      20,000    (8,225)       4,639             --        (15,792)
                               --------    --------      --------    --------   -------      -------        -------       --------
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                   --          --             1          --        13          305                           319
                               --------    --------      --------    --------   -------      -------        -------       --------
NET INCREASE (DECREASE) IN
   CASH AND CASH
   EQUIVALENTS                    1,419        (119)       (1,758)         19        44       (4,594)            --         (4,989)
CASH AND CASH EQUIVALENTS
   at beginning of period            43         119         2,167          --       185        8,665                        11,179
                               --------    --------      --------    --------   -------      -------        -------       --------
CASH AND CASH EQUIVALENTS
   at end of period            $  1,462    $     --      $    409    $     19   $   229      $ 4,071        $    --       $  6,190
                               ========    ========      ========    ========   =======      =======        =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Report. The Company's Wychem, MRT and LaCornubia businesses have been classified as discontinued operations. This discussion presents information only for continuing operations, unless otherwise indicated. Phibro Animal Health Corporation (the "Company" or "PAHC") presents its annual consolidated financial statements on the basis of its fiscal year ending June 30.

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

Holding Company and HoldCo Notes

     During February 2005, PAHC Holdings Corporation ("Holdings") was formed to hold the capital stock of the Company, except for its Series C Preferred Stock. On February 10, 2005, Holdings issued $29.0 million aggregate principal amount of its 15% Senior Secured Notes due 2010 (the "HoldCo Notes") in a private placement. Interest is payable at the option of Holdings in cash or pay-in-kind HoldCo Notes in its sole discretion. The Company is not obligated for the HoldCo Notes. The Company's ability to make payments to Holdings is subject to the terms of the Company's Senior Secured Notes, its Senior Subordinated Notes, and its domestic senior credit facility, and to applicable law.

     The proceeds from the sale of the HoldCo Notes were used to make a capital contribution to the Company to finance the redemption of the Company's Series C Preferred Stock in the amount of $26.4 million on February 28, 2005.

     Holdings was formed by the holders of all of the Company's capital stock, other than the holders of the Company's Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged all of his shares of Class A Common Stock, for the same number and class of shares of Holdings, having the same designations, relative rights, privileges and limitations as the Company's shares of such class (except to the extent that Holdings is a Delaware corporation and the Company is a New York corporation). Holdings owns all the outstanding capital stock of all classes of the Company.

     The HoldCo Notes are collateralized by all of Holdings' assets (now consisting substantially of all the outstanding capital stock of the Company). The HoldCo Notes and such security interest are effectively subordinated to all liabilities, including the Company's and its subsidiaries' trade payables, as well as the Company's indenture indebtedness.

     On May 16, 2005, Holdings completed the exchange of its privately placed HoldCo Notes with new HoldCo Notes that have been registered with the Securities and Exchange Commission (the "SEC").

     In connection with the redemption of the Company's Series C Preferred Stock, the Company, Palladium Equity Partners II, LP ("Palladium"), PAHC Holdings and the principal stockholders of PAHC Holdings entered into an agreement with respect to (i) the redemption price (consisting of $19.6 million of liquidation preference and $6.8 million of equity value), (ii) amending the terms of the post-redemption redemption price adjustment set forth in the certificate of incorporation of the Company (a) from an amount payable upon occurrence of certain capital stock transactions determined with respect to the value of the Company upon the occurrence of such capital stock transaction, to a liquidated amount of $4.0 million, payable only after the occurrence of certain capital stock transactions and the receipt by the current stockholders of the Company, on a cumulative basis, of an aggregate of $24.0 million of dividends and distributions in respect of such capital stock transactions, and (b) to remove the one year time period for such adjustment of the redemption price, and (iii) eliminating the backstop indemnification obligation of up to $4.0 million of the Company to Palladium incurred in connection with the sale by the Company to Palladium in December 2003 of The Prince Manufacturing Company ("PMC"). The excess of the redemption price over the carrying value of the Series C Preferred Stock and the elimination of the backstop indemnification obligation have been reflected as adjustments to stockholder's deficit on the condensed consolidated balance sheet at March 31, 2005. The Company has determined the fair value of the liability for the post-redemption redemption price adjustment to be insignificant to the consolidated financial statements, due to the uncertainty of the ultimate timing of such payment, if any. Future changes in the fair value of the liability for the post-redemption redemption price adjustment will be recorded through earnings in the period in which such change occurs.

Discontinued Operations - Wychem

     On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for cash proceeds of $4.8 million to an investor group that included the former head of the Company's Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned Wychem through its subsidiaries: Koffolk (1949), Ltd. (Israel) which owned 75% and Ferro Metal and Chemical Corporation Limited (U.K.) which owned 25%. The Company anticipates that it will record a gain on the sale of Wychem of approximately $1.5 million in the quarter ending June 30, 2005. Wychem was included in the Company's All Other segment.

Belgium Plant Transactions

     On December 16, 2004, Phibro Animal Health SA, ("PAH Belgium") entered into an agreement with GlaxoSmithKline Biologicals ("GSK") to sell to GSK substantially all of PAH Belgium's facilities in Rixensart, Belgium (the "Belgium Plant"). Such sale, when completed (the "Belgium Plant Transactions"), will include the following elements (U.S. dollar amounts at the March 31, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6.2 million ($8.0 million), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 0.7 million ($0.9 million) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1.5 million ($1.9 million) within six months from the closing date, EUR 1.5 million ($1.9 million) within eighteen months from the closing date, EUR 1.5 million ($1.9 million) within thirty months from the closing date, and EUR 0.5 million ($0.6 million) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 0.4 million ($0.5 million) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions, estimated in total to be EUR 10.2 million ($13.2 million), of which an amount estimated to be approximately EUR 4.2 million ($5.4 million) would be payable at or around the closing and an aggregate amount so estimated to be approximately EUR 6.0 million ($7.8 million) would be payable over periods up to thirteen years; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

     The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event earlier than July 1, 2005 or later than June 30, 2006.

     The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.

     As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2.5 million ($3.1 million) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 2.8 million, ($3.6 million) during the three months ended March 31, 2005 and will record an additional EUR 6.3 million ($8.2 million) of incremental depreciation expense ratably through November 2005. The Company recorded severance expense of EUR 6.7 million ($9.0 million) in December 2004 for the estimated minimum severance amounts indicated by law, contract, and/or past practice. The Company recorded additional expense of EUR 1.0 million ($1.3 million) during the three months ended March 31, 2005 and estimates it will record additional expense of EUR 2.6 million ($3.3 million) ratably through November 2005 for severance, retention agreements and other costs. The incremental depreciation expense of $3.6 million and severance expense of $10.3 million recorded through March 2005 are included in cost of goods sold on the Company's condensed consolidated statements of operations and comprehensive income (loss).

     The Company has determined that the carrying amount of the Belgium Plant at March 31, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.

     In anticipation of transferring production of virginiamycin from the Belgium Plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. At March 31, 2005 virginiamycin inventories were approximately $43.0 million and are expected to continue to increase through November 2005, based on current production rates.

Issuance of Additional 13% Senior Secured Notes

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

     On March 9, 2005, the Company completed the exchange of its privately placed 127,491 units of its 13% Senior Secured Notes due 2007 with new units of its 13% Senior Secured Notes due 2007 that have been registered with the SEC.

Amendment to the Domestic Senior Credit Facility

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

SUMMARY CONSOLIDATED RESULTS OF CONTINUING OPERATIONS

                                       THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                       ----------------------------   ---------------------------
                                              2005       2004               2005       2004
                                             -------   -------            --------   --------
                                                (THOUSANDS)                   (THOUSANDS)
Net sales                                    $90,255   $85,976            $269,169   $261,582
Gross profit                                  18,751    22,730              54,487     65,919
Selling, general and administrative           17,885    16,004              51,901     48,292
Operating income                                 866     6,726               2,586     17,627
Interest expense, net                          5,872     4,875              16,449     13,283
Other expense (income), net                       77      (134)               (691)      (594)
Net (gain) on extinguishment of debt              --        --                  --    (23,226)
Provision (benefit) for income taxes             773     2,126                 699      5,745
Income from continuing operations            $(5,856)  $  (141)           $(13,871)  $ 22,419

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     Net Sales of $90.3 million increased $4.3 million, or 5%. Animal Health and Nutrition sales of $69.0 million grew $4.2 million, or 7%, due to volume increases and higher average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals, Distribution and All Other segments) sales of $21.3 million increased $0.1 million.

     Gross Profit of $18.8 million decreased $4.0 million, to 20.8% of net sales. The Belgium Plant Transactions increased costs by $4.4 million for the current quarter. Excluding this charge, Animal Health and Nutrition gross profit increased due to higher average selling prices offset in part by higher unit costs. The Specialty Chemical Group's gross profit increased slightly over the 2004 quarter.

     Selling, General and Administrative Expenses of $17.9 million increased $1.9 million. Expenses in the operating segments increased over the prior year due to higher research and development costs associated with registration trials, unfavorable foreign exchange rates, advertising and promotion expenditures and severance costs. Corporate expenses increased due to higher debt amortization costs, professional fees and reduced PMC advisory fee income. In addition, the Company recognized additional gains of $0.1 million from the previous sale of its etchant business during the current fiscal quarter.

     Operating Income of $0.9 million decreased $5.9 million from the 2004 quarter. Operating income, excluding the Belgium Plant Transactions, declined by $0.6 million in Animal Health and Nutrition due to higher selling, general and administrative expenses offset in part by increased gross profit. Specialty Chemical Group operating income increased $0.1 million. Corporate expenses increased by $1.0 million and also contributed to the decline.

     Interest Expense, Net of $5.9 million increased $1.0 million from the 2004 quarter, primarily due to higher average interest rates and also higher borrowing levels associated with the issuance of the Company's Senior Secured Notes.

     Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses. In addition, the Company recorded a gain of $0.8 million on the sale of its PhibroTech Wilmington, Illinois property.

     Income Taxes of $0.8 million were recorded on a consolidated pre-tax loss of $5.1 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2005 AND 2004

     Net Sales of $269.2 million increased $7.6 million, or 3%. Animal Health and Nutrition sales of $205.5 million grew $12.2 million, or 6%, due to volume increases and also higher average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals, Distribution and All Other segments) sales of $63.7 million decreased $4.6 million. Excluding PMC, Specialty Chemical group sales increased by $6.5 million, or 11%, due to volume increases in each of the segments. The Specialty Chemical Group included PMC sales of $11.1 million for the 2004 period.

     Gross Profit of $54.5 million decreased $11.4 million to 20.2% of net sales. The Belgium Plant Transactions increased costs by $13.9 million for the current period. Excluding this charge, Animal Health and Nutrition gross profit increased due to higher unit volumes and average selling prices offset in part by higher unit costs. The Specialty Chemical Group also contributed to the improvement due to expanded sales of the Company's new copper-based wood treatment product and higher unit volumes in its Distribution segment. The Specialty Chemical Group included PMC gross profit of $3.6 million for the 2004 period.

     Selling, General and Administrative Expenses of $51.9 million increased $3.6 million. Expenses in the operating segments, excluding PMC, increased over the prior year due to higher research and development costs associated with registration trials, unfavorable foreign exchange rates, advertising and promotion expenditures and severance costs. Corporate expenses increased due to higher debt amortization charges, professional fees, costs associated with the relocation of the Company's corporate office and lower PMC advisory fees income offset in part by the elimination of the Palladium management fee in fiscal 2004. In addition, the Company recognized additional gains of $0.8 million from the previous sale of its etchant business during the current fiscal year. PMC expenses were $1.3 million for the 2004 period.

     Operating Income of $2.6 million decreased $15.0 million. Operating income, excluding the Belgium Plant Transactions and PMC, improved in both the Animal Health and Nutrition and Specialty Chemical Group with increased gross profit offset in part by higher selling, general and administrative expenses. PMC contributed $2.3 million for the 2004 period offset in part by the elimination of the $1.1 million Palladium management fee.

     Interest Expense, Net of $16.4 million increased $3.2 million from the 2004 period, primarily due to higher average interest rates and also higher borrowing levels associated with the issuance of the Company's senior secured notes.

     Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses. In addition, the Company recorded a gain of $0.8 million on the sale of its PhibroTech Wilmington, Illinois property.

     Income Taxes of $0.7 million were recorded on a consolidated pre-tax loss of $13.2 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

OPERATING SEGMENTS

     The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk (1949) Ltd. and Planalquimica. The Industrial Chemicals segment manufacturers and markets specialty chemicals for use in the pressure treated wood and chemical industries, and includes Phibro-Tech and, until its divestiture, PMC. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations. The All Other segment includes contract manufacturing of crop protection chemicals and all other operations. Due to the divestiture of PMC in December 2003, PMC's results are shown separately for comparability.

                                   THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                   ----------------------------   ---------------------------
                                           2005      2004               2005       2004
                                         -------   -------            --------   --------
                                            (THOUSANDS)                    (THOUSANDS)
NET SALES
   Animal Health & Nutrition             $69,005   $64,819            $205,519   $193,347
   Industrial Chemicals - ex PMC           8,871    10,000              24,950     22,543
   Industrial Chemicals - PMC                 --        --                  --     11,118
   Distribution                            7,838     7,916              23,603     23,511
   All other                               4,541     3,241              15,097     11,063
                                         -------   -------            --------   --------
                                         $90,255   $85,976            $269,169   $261,582
                                         =======   =======            ========   ========

                                        THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                        ----------------------------   ---------------------------
                                                2005      2004               2005       2004
                                              -------   -------            --------   --------
                                                 (THOUSANDS)                   (THOUSANDS)
OPERATING INCOME
   Animal Health & Nutrition                 $ 3,420   $ 8,370            $  9,715   $ 22,925
   Industrial Chemicals - ex PMC                 957     1,136               2,385        458
   Industrial Chemicals - PMC                     --        --                  --      2,278
   Distribution                                  895       789               2,555      2,322
   All other                                     414       254               1,156      1,381
   Corporate expenses and adjustments         (4,820)   (3,823)            (13,225)   (11,737)
                                             --------   ------            --------   --------
                                             $    866   $6,726            $  2,586   $ 17,627
                                             ========   ======            ========   ========

OPERATING SEGMENTS COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     ANIMAL HEALTH AND NUTRITION

     NET SALES of $69.0 million increased $4.2 million, or 7%. MFA net sales increased by $2.7 million. Revenues were higher primarily for antibiotics and anticoccidials but were offset in part by lower sales of antibacterials. The increase in MFA revenues was due to higher unit volumes and favorable currency effect on international sales offset in part by lower average selling prices. NFA net sales increased by $1.5 million principally due to higher average selling prices of trace mineral premixes and other feed ingredients.

     OPERATING INCOME of $3.4 million decreased $5.0 million from the 2004 period. Operating income, excluding costs relating to the Belgium Transactions of $4.4 million, decreased due to higher selling, general and administrative expenses and manufacturing costs offset in part by higher average selling prices.

     SPECIALTY CHEMICALS

     INDUSTRIAL CHEMICALS net sales of $8.9 million decreased $1.1 million, or 11%. Sales of copper- related products to the wood treatment markets were below last year, but were partially offset by higher sales of other specialty copper products arising from capacity expansion. The new copper based wood treatment product, introduced in the March 2004 quarter, included unusually strong initial volumes as customers increased inventory levels. Operating income of $1.0 million declined by $0.2 million from the 2004 quarter due to lower sales unit volumes and changes in product mix.

     DISTRIBUTION net sales of $7.8 million decreased $0.1 million, or 1%. Lower sales volumes in Europe were offset in part by higher domestic unit volumes and slightly higher average selling prices. Distribution operating income of $0.9 million improved by $0.1 million from the 2004 quarter due to increased sales of higher margin products. As a percentage of sales, operating income was 11% and 10% in 2005 and 2004, respectively.

     ALL OTHER net sales of $4.5 million increased $1.3 million. Revenues for contract manufacturing increased due to higher average selling prices and increased volumes. Operating income of $0.4 million increased by $0.2 million over the prior period.

OPERATING SEGMENTS COMPARISON OF NINE MONTHS ENDED MARCH 31, 2005 AND 2004

     ANIMAL HEALTH AND NUTRITION

     NET SALES of $205.5 million increased $12.2 million, or 6%. MFA net sales increased by $4.3 million. Revenues were higher primarily for antibiotics but were offset in part by lower sales of antibacterials and anticoccidials. The increase in MFA revenues was due to higher unit volumes, higher average selling prices and favorable currency effect on international sales. NFA net sales increased by $7.9 million principally due to volume increases and higher average selling prices in trace mineral premixes and other feed ingredients.

     OPERATING INCOME of $9.7 million decreased $13.2 million from the 2004 period. Operating income, excluding costs relating to the Belgium Transactions of $13.9 million, improved due to higher average selling prices and sales unit volumes offset in part by higher selling, general and administrative expenses and manufacturing costs.

     SPECIALTY CHEMICALS

     INDUSTRIAL CHEMICALS net sales of $25.0 million, excluding PMC, increased $2.4 million, or 11%. Sales of copper-related products to the wood treatment markets increased due to the introduction of new copper based wood treatment products and by higher sales of other specialty copper products arising from capacity expansion. PMC, divested in December 2003, generated revenues of $11.1 million for the 2004 period. Operating income, excluding PMC, of $2.4 million improved by $1.9 million from the 2004 period. This improvement was due to new product introductions and savings from previously implemented headcount reductions and facility restructurings in Phibro-Tech operations. PMC provided operating income of $2.3 million for the 2004 period.

     DISTRIBUTION net sales of $23.6 million increased $0.1 million. Higher domestic unit volumes and slightly higher average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $2.6 million improved by $0.2 million from the 2004 period due to increased sales of higher margin products. As a percentage of sales, operating income was 11% and 10% in 2005 and 2004, respectively.

     ALL OTHER net sales of $15.1 million increased $4.0 million. Revenues for contract manufacturing increased due to higher average selling prices and also increased volumes. Operating income of $1.2 million decreased $0.2 million from the prior period due to higher manufacturing costs.

DISCONTINUED OPERATIONS

     On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for cash proceeds of $4.8 million to an investor group that included the former head of the Company's Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned Wychem through its subsidiaries: Koffolk (1949), Ltd. (Israel) which owned 75% and Ferro Metal and Chemical Corporation Limited (U.K.) which owned 25%. The Company anticipates that it will record a gain on the sale of Wychem of approximately $1.5 million in the quarter ending June 30, 2005. Wychem was included in the Company's All Other segment.

     In August 2003, the Company divested Mineral Resource Technologies, Inc and shutdown its operations at La Cornubia. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results and cash flows of the discontinued operations.

                                                   THREE MONTHS ENDED MARCH 31, 2005
                                                  ----------------------------------
                                                  MRT   LACORNUBIA   WYCHEM    TOTAL
                                                  ---   ----------   ------   ------
Net Sales                                         $--       $--      $1,487   $1,487
                                                  ===       ===      ======   ======

Operating Income                                  $--       $--      $  389   $  389
Other Expense (Income), net                        --        --           5        5
Provision (benefit) for income tax                 --        --         112      112
                                                  ---       ---      ------   ------
Net Income (loss) from discontinued operations    $--       $--      $  272   $  272
                                                  ===       ===      ======   ======

Depreciation and Amortization                     $--       $--      $  105   $  105
                                                  ===       ===      ======   ======

                                                      THREE MONTHS MARCH 31, 2004
                                                  ----------------------------------
                                                  MRT   LACORNUBIA   WYCHEM    TOTAL
                                                  ---   ----------   ------   ------
Net Sales                                         $--     $4,161     $1,061   $5,222
                                                  ===     ======     ======   ======

Operating Income (Loss)                           $--     $ (363)    $  303   $  (60)
Interest Expense, net                              --         22         --       22
Other Expense (Income), net                        --         68          3       71
Provision (benefit) for income tax                 --         18         83      101
                                                  ---     ------     ------   ------
Net Income (loss) from discontinued operations    $--     $ (471)    $  217   $ (254)
                                                  ===     ======     ======   ======

Depreciation and Amortization                     $--     $  101     $  105   $  206
                                                  ===     ======     ======   ======

                                                   NINE MONTHS ENDED MARCH 31, 2005
                                                  ----------------------------------
                                                  MRT   LACORNUBIA   WYCHEM    TOTAL
                                                  ---   ----------   ------   ------
Net Sales                                         $--       $--      $3,908   $3,908
                                                  ===       ===      ======   ======

Operating Income                                  $--       $--      $  807   $  807
Interest Expense, net                              --        --          --       --
Other Expense (Income), net                        --        --           6        6
Provision (benefit) for income tax                 --        --         226      226
                                                  ---       ---      ------   ------
Net Income (loss) from discontinued operations    $--       $--      $  575   $  575
                                                  ===       ===      ======   ======

Depreciation and Amortization                     $--       $--      $  309   $  309
                                                  ===       ===      ======   ======

                                                     NINE MONTHS ENDED MARCH 31, 2004
                                                  --------------------------------------
                                                    MRT    LACORNUBIA   WYCHEM    TOTAL
                                                  ------   ----------   ------   -------
Net Sales                                         $3,327     $9,884     $2,945   $16,156
                                                  ======     ======     ======   =======

Operating Income (Loss)                           $ (124)    $ (843)    $  502   $  (465)
Interest Expense, net                                 --         64         --        64
Other Expense (Income), net                           --       (175)         5      (170)
Provision (benefit) for income tax                    --         18        127       145
                                                  ------     ------     ------   -------
Net Income (loss) from discontinued operations    $ (124)    $ (750)    $  370   $  (504)
                                                  ======     ======     ======   =======

Depreciation and Amortization                     $   --     $  302     $  318   $   620
                                                  ======     ======     ======   =======

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

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash (Used) by Operating Activities. Cash (used) by operations for the nine months ended March 31, 2005 and 2004 was ($7.5) million and ($1.4) million, respectively. Cash used was due to higher working capital requirements. The Company is currently increasing inventory levels of virginiamycin to enhance future supply flexibility and reduce cost as part of the planned exit of the Belgium Plant. Total inventories increased by $16.4 million in the current fiscal year. In addition, the Company paid $4.0 million of costs related to a non-completed transaction that was charged to expense in fiscal 2004.

     Net Cash Provided (Used) by Investing Activities. Net cash provided (used) by investing activities for the nine months ended March 31, 2005 and 2004 was ($4.0) million and $11.9 million, respectively. Capital expenditures of $5.1 million and $4.0 million for 2005 and 2004, respectively, were for new product capacity, for maintaining the Company's existing asset base and for environmental, health and safety projects. Discontinued operations, primarily from the sale of MRT, provided funds of $14.8 million in 2004.

     Net Cash Provided (Used) by Financing Activities. Net cash provided (used) by financing activities for the nine months ended March 31, 2005 and 2004 was $13.2 million and ($15.8) million, respectively. Proceeds from long-term debt reflect the issuance of additional 13% Senior Secured Notes and borrowings of Koffolk Israel. The decrease in short-term debt is due to the reduction of the senior credit facility primarily funded from proceeds of additional long-term debt. Payments of long-term debt reflect the repayments of Koffolk Israel borrowings. The Company used $26.4 million of capital contribution from Holdings Corporation to redeem for $26.4 million, the remaining Series C preferred stock.

     Working Capital and Capital Expenditures. Working capital as of March 31, 2005 was $73.0 million compared to $54.4 million at June 30, 2004, an increase of $18.6 million. The fiscal 2005 increase in working capital primarily was due to higher inventory levels and to reduced short-term debt levels related to the issuance of new long-term debt.

     The Company anticipates spending approximately $8.0 million for capital expenditures in fiscal 2005, primarily to cover the Company's asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

     Liquidity. At March 31, 2005 the amount of credit extended under the Company's domestic senior credit facility totaled $3.9 million under the working capital facility and $10.5 million under the letter of credit facility, and the Company had $13.6 million available under the working capital facility. In addition, certain of the Company's foreign subsidiaries also had availability totaling $7.1 million under their respective loan agreements.

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

     THE COMPANY'S CONTRACTUAL OBLIGATIONS (IN MILLIONS) AT MARCH 31, 2005 MATURE AS FOLLOWS:

                                                                 YEARS
                                             ---------------------------------------------
                                             WITHIN 1   OVER 1 TO 3   OVER 3 TO 5   OVER 5    TOTAL
                                             --------   -----------   -----------   ------   ------
Loans payable to banks                         $ 3.9       $   --        $  --       $ --    $  3.9
Long-term debt (including current portion)       2.3        128.2         48.4         --     178.9
Interest payments                               22.2         41.6          1.2         --      65.0
Lease commitments                                1.4          2.6          2.0        1.8       7.8
Acquisition of rights                            0.5          0.7          0.2         --       1.4
                                               -----       ------        -----       ----    ------
   Total contractual obligations               $30.3       $173.1        $51.8       $1.8    $257.0
                                               =====       ======        =====       ====    ======

SUPPLEMENTAL INFORMATION (UNAUDITED)

     The Company sold MRT in August 2003, shutdown La Cornubia in June 2004 and sold Wychem in April 2005. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations. In addition, the Company completed the Prince Transactions in December 2003, including the divestiture of PMC and the termination of management fees to the Palladium Investors.

     To facilitate quarterly comparisons, the following unaudited statements present the quarterly operating results of continuing operations, for each quarter of the Company's current fiscal year and for the year ended June 30, 2004. Amounts are in thousands.

                                                                     QUARTERS ENDED           NINE MONTHS
                                                            -------------------------------      ENDED
                                                            SEPT 30,    DEC 31,   MARCH 31,    MARCH 31,
                                                              2004       2004       2005         2005
                                                            --------   --------   ---------   -----------
Net sales:
   Animal Health & Nutrition                                $65,806    $70,708     $69,005     $205,519
   Industrial Chemicals                                       8,393      7,686       8,871       24,950
   Distribution                                               7,661      8,104       7,838       23,603
   All Other                                                  5,037      5,519       4,541       15,097
                                                            -------    -------     -------     --------
      Total net sales                                        86,897     92,017      90,255      269,169
Cost of goods sold                                           64,727     68,915      67,132      200,774
Belgium Plant Transactions costs                                 --      9,536       4,372       13,908
                                                            -------    -------     -------     --------
      Gross profit                                           22,170     13,566      18,751       54,487
Selling, general and administrative expenses                 16,429     17,587      17,885       51,901
                                                            -------    -------     -------     --------
Operating income (loss):
   Animal Health & Nutrition                                  7,815      8,016       7,792       23,623
   Belgium Plant Transactions costs                              --     (9,536)     (4,372)     (13,908)
   Industrial Chemicals                                         773        655         957        2,385
   Distribution                                                 864        796         895        2,555
   All Other                                                    418        324         414        1,156
   Corporate Expenses                                        (4,166)    (4,565)     (4,761)     (13,492)
   Eliminations                                                  37        289         (59)         267
                                                            -------    -------     -------     --------
      Total operating income (loss)                           5,741     (4,021)        866        2,586
Other:
   Interest expense                                           5,246      5,389       5,891       16,526
   Interest (income)                                            (25)       (33)        (19)         (77)
   Other expense, net                                            24       (792)         77         (691)
                                                            -------    -------     -------     --------
      Income (loss) from continuing operations
         before income taxes                                    496     (8,585)     (5,083)     (13,172)
Provision for income taxes                                      844       (918)        773          699
                                                            -------    -------     -------     --------
      Income/(loss) from continuing operations                 (348)    (7,667)     (5,856)     (13,871)
Discontinued operations:
   Income (loss) from operations                                207         96         272          575
   Gain (loss) on disposal                                       --         --          --           --
                                                            -------    -------     -------     --------
      Net income/(loss)                                     $  (141)   $(7,571)    $(5,584)    $(13,296)
                                                            =======    =======     =======     ========
Depreciation and amortization from continuing operations:
   Animal Health & Nutrition                                $ 2,195    $ 2,172     $ 2,208     $  6,575
   Belgium Plant Transactions costs                              --        533       3,095        3,628
   Industrial Chemicals                                         403        413         374        1,190
   Distribution                                                   2          6           6           14
   All Other                                                     --         --          --           --
   Corporate Expenses                                           655        725         929        2,309
                                                            -------    -------     -------     --------
      Total depreciation and amortization                   $ 3,255    $ 3,849     $ 6,612     $ 13,716
                                                            =======    =======     =======     ========

                                                                          QUARTERS ENDED
                                                            ------------------------------------------   YEAR ENDED
                                                            SEPT 30,    DEC 31,   MARCH 31,   JUNE 30,    JUNE 30,
                                                              2003       2003        2004       2004        2004
                                                            --------   --------   ---------   --------   ----------

Net sales:
   Animal Health & Nutrition                                $59,841    $ 68,687    $64,819    $72,074     $265,421
   Industrial Chemicals - ex PMC                              6,299       6,244     10,000      8,592       31,135
   Industrial Chemicals - PMC                                 5,683       5,435         --         --       11,118
   Distribution                                               7,939       7,656      7,916      7,350       30,861
   All Other                                                  4,280       3,542      3,241      4,786       15,849
                                                            -------    --------    -------    -------     --------
      Total net sales                                        84,042      91,564     85,976     92,802      354,384
Cost of goods sold                                           63,016      69,401     63,246     69,554      265,217
                                                            -------    --------    -------    -------     --------
      Gross profit                                           21,026      22,163     22,730     23,248       89,167
Selling, general and administrative expenses                 15,625      16,663     16,004     17,231       65,523
Costs of non-completed transaction                               --          --         --      5,261        5,261
                                                            -------    --------    -------    -------     --------
Operating income (loss):
   Animal Health & Nutrition                                  6,900       7,655      8,370     10,382       33,307
   Industrial Chemicals - ex PMC                               (391)       (287)     1,136        163          621
   Industrial Chemicals - PMC                                 1,213       1,065         --         --        2,278
   Distribution                                                 841         692        789        578        2,900
   All Other                                                    695         432        254        289        1,670
   Corporate Expenses                                        (3,377)     (4,132)    (4,116)    (4,468)     (16,093)
   Eliminations                                                  82         638        293       (927)          86
   Palladium management fee                                    (562)       (563)        --         --       (1,125)
   Costs of non-completed transaction                            --          --         --     (5,261)      (5,261)
                                                            -------    --------    -------    -------     --------
      Total operating income (loss)                           5,401       5,500      6,726        756       18,383
Other:
   Interest expense                                           3,933       4,549      4,918      5,218       18,618
   Interest (income)                                           (242)        168        (43)       (13)        (130)
   Other expense, net                                          (586)        126       (134)      (194)        (788)
   Net (gain) on extinguishment of debt                          --     (23,226)        --         --      (23,226)
                                                            -------    --------    -------    -------     --------
      Income (loss) from continuing operations
         before income taxes                                  2,296      23,883      1,985     (4,255)      23,909
Provision for income taxes                                      800       2,819      2,126      2,059        7,804
                                                            -------    --------    -------    -------     --------
   Income/(loss) from continuing operations                   1,496      21,064       (141)    (6,314)      16,105
Discontinued operations:
   Income (loss) from operations                               (472)        222       (254)      (662)      (1,166)
   Gain (loss) on disposal                                      231          --         --     (2,320)      (2,089)
                                                            -------    --------    -------    -------     --------
      Net income/(loss)                                     $ 1,255    $ 21,286    $  (395)   $(9,296)    $ 12,850
                                                            =======    ========    =======    =======     ========
Depreciation and amortization from continuing operations:
   Animal Health & Nutrition                                $ 2,029    $  2,059    $ 2,086    $ 2,089     $  8,263
   Industrial Chemicals - ex PMC                                406         395        403        432        1,636
   Industrial Chemicals - PMC                                   243         244         --         --          487
   Distribution                                                   3           4          3          1           11
   All Other                                                     --          --         --         --           --
   Corporate Expenses                                           372         576        660        759        2,367
                                                            -------    --------    -------    -------     --------
      Total depreciation and amortization                   $ 3,053    $  3,278    $ 3,152    $ 3,281     $ 12,764
                                                            =======    ========    =======    =======     ========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding quantitative and qualitative disclosures about market risk is set forth in Item 2 of this

Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Based upon an evaluation, under the supervision and with the participation of our Principal Executive Officers and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, they have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective.

     (b) As of the end of the period covered by this Report there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

Item 5. Other Information

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                               Description
-----------                               -----------
   3.1(a)     Certificate of Amendment of Certificate of Incorporation of Phibro
              Animal Health Corporation, dated February 28, 2005 (previously filed as an Exhibit to the Company's Current Report on Form 8-K
              dated February 28, 2005).

   4.2.3 Third Supplemental Indenture, dated as of March 10, 2005, by and among Phibro Animal Health Corporation and Philipp Brothers
              Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, National Association as Trustee and Collateral
              Agent.

   10.39      Redemption Agreement, dated as of February 28, 2005, among the
              Company, PAHC Holdings Corporation, Palladium Capital Management,
              L.L.C., Palladium Equity Partners II, L.P., Palladium Equity
              Partners II-A, L.P., Palladium Equity Investors II, L.P., Jack C.
              Bendheim and Marvin S. Sussman (previously filed as an Exhibit to the Company's Current Report on Form 8-K dated February 28,
              2005).

   10.40      Agreement for the Sale and Purchase of the Entire Share Capital in
              Wychem Limited dated as of April 29, 2005 among Ferro Metal and
              Chemical Corporation Limited, Koffolk (1949) Limited and MRG
              Holdings Limited.

    31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

    31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

    31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

      32      Section 1350 Certifications of Phibro Animal Health Corporation.

(b)  Reports on Form 8-K

     On February 15, 2005, the Company furnished a report on Form 8-K reporting items 7.01 and 9.01.

     On March 3, 2005, the Company furnished a report on Form 8-K reporting items 1.01, 1.02 and 9.01.

     On March 8, 2005, the Company furnished a report on Form 8-K reporting items 7.01 and 9.01.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        PHIBRO ANIMAL HEALTH CORPORATION


Date: May 16, 2005                      By: /s/ JACK C. BENDHEIM
                                            ------------------------------------
                                                    JACK C. BENDHEIM
                                                  CHAIRMAN OF THE BOARD


Date: May 16, 2005                      By: /S/ GERALD K. CARLSON
                                            ------------------------------------
                                                    GERALD K. CARLSON
                                                 CHIEF EXECUTIVE OFFICER


Date: May 16, 2005                      By: /s/ RICHARD G. JOHNSON
                                            ------------------------------------
                                                   RICHARD G. JOHNSON
                                                 CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER AND
                                              PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------
   3.1(a)     Certificate of Amendment of Certificate of Incorporation of Phibro
              Animal Health Corporation, dated February 28, 2005 (previously filed as an Exhibit to the Company's Current Report on Form 8-K
              dated February 28, 2005).

   4.2.3 Third Supplemental Indenture, dated as of March 10, 2005, by and among Phibro Animal Health Corporation and Philipp Brothers
              Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, National Association as Trustee and Collateral
              Agent.

   10.39      Redemption Agreement, dated as of February 28, 2005, among the
              Company, PAHC Holdings Corporation, Palladium Capital Management,
              L.L.C., Palladium Equity Partners II, L.P., Palladium Equity
              Partners II-A, L.P., Palladium Equity Investors II, L.P., Jack C.
              Bendheim and Marvin S. Sussman (previously filed as an Exhibit to the Company's Current Report on Form 8-K dated February 28,
              2005).

   10.40      Agreement for the Sale and Purchase of the Entire Share Capital in
              Wychem Limited dated as of April 29, 2005 among Ferro Metal and
              Chemical Corporation Limited, Koffolk (1949) Limited and MRG
              Holdings Limited.

    31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

    31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

    31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

      32      Section 1350 Certifications of Phibro Animal Health Corporation.