Form 10-K
period 2005-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2005-09-28
CIK 1069899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-64641
Phibro Animal Health Corporation
(Exact name of registrant as specified in its charter)

New York	13-1840497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
65 Challenger Road, Ridgefield Park, New Jersey 07660
(Address of principal executive offices) (Zip Code)
(201) 329-7300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2004 is $0.
      The number of shares outstanding of the Registrant’s Common Stock as of September 23, 2005: 24,488.50
Class A Common Stock, $.10 par value: 12,600.00
Class B Common Stock, $.10 par value: 11,888.50

PHIBRO ANIMAL HEALTH CORPORATION

PART I

Item 1.	Business
General
      Phibro Animal Health Corporation (“Company” or “PAHC”) is a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives (MFAs) and nutritional feed additives (NFAs), which we sell throughout the world predominantly to the poultry, swine and cattle markets. MFAs are used preventively and therapeutically in animal feed to produce healthy livestock. We believe we are the third largest manufacturer and marketer of MFAs in the world, and we believe that certain of our MFA products have leading positions in the marketplace. We are also a specialty chemicals manufacturer and marketer, serving primarily the United States pressure-treated wood and chemical industries. We have several proprietary products, and many of our products provide critical performance attributes to our customers’ products, while representing a relatively small percentage of total end-product cost. We operate in over 16 countries around the world and sell our animal health and nutrition products and specialty chemicals products into over 40 countries. Approximately 77% of our fiscal 2005 net sales were from our Animal Health and Nutrition business, and approximately 23% of our fiscal 2005 net sales were from our Specialty Chemicals business.
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
      Our Specialty Chemicals Group (comprised of the Industrial Chemicals and Distribution segments) manufactures and markets a number of specialty chemicals for use in the pressure-treated wood, chemical catalyst, semiconductor, automotive, aerospace and agricultural industries. Our proprietary manufacturing process to produce a copper-based solution for one of the leading new products for manufacturing pressure-treated wood represents our largest growth opportunity in our Specialty Chemicals Group. Over 52% of our fiscal 2005 net sales in our Specialty Chemicals Group was derived from copper-based compounds, solutions or mixes.

Strategic Focus
      We have in recent years focused our business on animal health and nutrition products. As a result of the rapid decline of the printed circuit board industry in the United States, we have substantially exited that business, including our etchant recycling operations, and re-directed our productive capacity in niche markets. We have also sold other non-strategic businesses, such as Agtrol, Mineral Resource Technologies, Inc. (“MRT”), The Prince Manufacturing Company (“PMC”) and Wychem Limited (“Wychem”). In addition, we closed our operations in Odda, Norway (“Odda”) and Bordeaux, France (“La Cornubia”).
      On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for cash proceeds of $4.8 million to an investor group that included the former head of the Company’s Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned 75% of Wychem through Koffolk (1949), Ltd. (Israel) and 25% through Ferro Metal and Chemical Corporation Limited (U.K.). The Company recorded a gain on the sale of Wychem of $0.5 million in 2005. Wychem was included in the Company’s All Other segment.

Belgium Plant Transactions
      On December 16, 2004, Phibro Animal Health SA (“PAH Belgium”), entered into an agreement with GlaxoSmithKline Biologicals (“GSK”) to sell to GSK substantially all of PAH Belgium’s facilities in

Rixensart, Belgium (the “Belgium Plant”). Such sale, when completed (the “Belgium Plant Transactions”), will include the following elements (U.S. dollar amounts at the June 30, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6.2 million ($7.5 million), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 0.7 million ($0.8 million) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1.5 million ($1.8 million) within six months from the closing date, EUR 1.5 million ($1.8 million) within eighteen months from the closing date, EUR 1.5 million ($1.8 million) within thirty months from the closing date, and EUR 0.5 million ($0.6 million) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 0.4 million ($0.5 million)) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.
      The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event later than June 30, 2006.
      The Dutch Notes (as defined below) and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.
      As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2.5 million ($3.0 million) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 5.8 million ($7.5 million) during 2005 and will record an additional EUR 3.8 million ($4.6 million) of incremental depreciation expense ratably through November 2005.
      The Company recorded accrued severance expense of EUR 10.2 million ($12.8 million) during 2005, representing the estimated total cost of severance and early-retirement programs for those employees not transferring to GSK. The expense includes $0.9 million for enhanced pension benefits agreed as part of the early-retirement program. The Company estimates $6.5 million will be payable at or around the closing date, and $6.3 million will be payable in subsequent periods.
      The Company also recorded $1.9 million of other transaction-related expense during 2005.
      The incremental depreciation expense of $7.5 million, severance expense of $12.8 million and other transaction-related expense of $1.9 million recorded in 2005 are included in cost of goods sold on the Company’s consolidated statements of operations and comprehensive income (loss).
      The Company expects to record an estimated $6.2 million of additional net expense during fiscal 2006 for employee retention agreements, plant dismantling and decommissioning, plant shutdown and other costs associated with the completion of the sale of the Belgium Plant. The estimated net expense includes an estimated $1.1 million gain from the curtailment of the Belgium pension plan. The Company estimates no material gain or loss during 2006 resulting from the sale of the Belgium Plant.
      The Company has determined that the carrying amount of the Belgium Plant at June 30, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.
      In anticipation of transferring production of virginiamycin from the Belgium Plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. At June 30, 2005 virginiamycin inventories were approximately $38.8 million and are expected to continue to increase through November 2005, based on current production rates.

      On December 21, 2004, PAHC completed a private placement of $22.5 million of additional senior secured notes to refinance borrowings under PAHC’s domestic senior credit facility incurred to fund alternative virginiamycin production arrangements and the increase of virginiamycin inventory pending supply under such alternative production arrangements.

Holding Company and HoldCo Notes
      During February 2005, PAHC Holdings Corporation (“Holdings”) was formed to hold the capital stock of the Company, except for its Series C Preferred Stock. On February 10, 2005, Holdings issued $29.0 million aggregate principal amount of its 15% Senior Secured Notes due 2010 (the “HoldCo Notes”) in a private placement. Interest is payable at the option of Holdings in cash or pay-in-kind HoldCo Notes in its sole discretion. PAHC is not obligated for the HoldCo Notes. PAHC’s ability to make payments to Holdings is subject to the terms of PAHC’s Senior Secured Notes, its Senior Subordinated Notes, and its domestic senior credit facility, and to applicable law.
      The proceeds from the sale of the HoldCo Notes were used by Holdings to make a capital contribution to PAHC to contemporaneously finance the redemption of PAHC’s Series C Preferred Stock in the amount of $26.4 million on February 28, 2005.
      On May 16, 2005, Holdings completed the exchange of its privately placed HoldCo Notes with new HoldCo Notes that have been registered with the SEC.
      Holdings was formed by the holders of all of PAHC’s capital stock, other than the holders of PAHC’s Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged all of his shares of Class A Common Stock, for the same number and class of shares of Holdings, having the same designations, relative rights, privileges and limitations as PAHC’s shares of such class (except to the extent that Holdings is a Delaware corporation and PAHC is a New York corporation). Holdings owns all the outstanding capital stock of all classes of PAHC.
      The HoldCo Notes are collateralized by all of Holdings’ assets (now consisting substantially of all the outstanding capital stock of PAHC). The HoldCo Notes and such security interest are effectively subordinated to all liabilities, including PAHC’s and its subsidiaries’ trade payables, as well as PAHC’s indenture indebtedness.

Redemption of Series C Preferred Stock
      On February 28, 2005, PAHC, Palladium Equity Partners II, LP and certain of its affiliates (“Palladium”), Holdings and the principal stockholders of Holdings entered into an agreement to redeem PAHC’s Series C Preferred Stock with respect to (i) the redemption price of $26.4 million (consisting of $19.6 million of liquidation preference and $6.8 million of equity value), (ii) amending the terms of the post-redemption redemption price adjustment set forth in the certificate of incorporation of PAHC (a) from an amount payable upon occurrence of certain capital stock transactions determined with respect to the value of the Company upon the occurrence of such capital stock transaction, to a liquidated amount of $4.0 million, payable only after the occurrence of certain capital stock transactions and the receipt by the current stockholders of PAHC, on a cumulative basis, of an aggregate of $24.0 million of dividends and distributions in respect of such capital stock transactions, and (b) to remove the one year time period for such adjustment of the redemption price, and (iii) eliminating the backstop indemnification obligation of up to $4.0 million of PAHC to Palladium incurred in connection with the sale by PAHC to Palladium in December 2003 of The Prince Manufacturing Company (“PMC”). The excess of the redemption price over the carrying value of the Series C Preferred Stock and the elimination of the backstop indemnification obligation have been reflected as adjustments to stockholder’s deficit on the consolidated balance sheet at June 30, 2005. The redemption agreement also eliminated PAHC’s agreement to pay $0.1 million per year to Palladium for certain treasury services. The Company has determined the fair value of the liability for the post-redemption redemption price adjustment to be insignificant to the consolidated financial statements, due to the uncertainty of the ultimate timing of such payment, if any. Future changes in the fair value of the liability for the post-redemption redemption price adjustment will be recorded through earnings in the period in which such change occurs.
Animal Health and Nutrition Business — Medicated Feed Additives
      The Company manufactures and market a broad range of medicated feed additive products to the global livestock industry, either directly to large integrated producers or through a network of independent distributors. Feed additives provide both therapeutic benefits and increased conversion efficiency — key drivers of profitability for livestock producers.
      Our MFA products include antibiotics, antibacterials, anticoccidials, anthelmintics and other medicated feed additives.
      Our core MFA products are listed in the table below:

		Market
Brand	Active/Antigen	Entry	Comment

Terramycin®/Neo- Terramycin®/Neo- TM®	oxytetracycline, neomycin/OTC	1951	Antibiotic with multiple applications for a wide number of species
CLTC®	chlortetracycline	1954	Antibiotic with multiple applications for a wide number of species
Nicarb®	nicarbazin	1955	Anticoccidial for poultry
Amprol®	amprolium	1960	Anticoccidial for poultry and cattle
Bloatguard®	poloxalene	1966	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1969	Anthelmintic for livestock
Mecadox®	carbadox	1971	Antibacterial used in swine feeds to control salmonellosis and dysentery
Stafac®/Eskalin®/V-Max®	virginiamycin	1972	Antibiotic used to prevent and control diseases in poultry, swine and cattle
Coxistac®/Posistac®	salinomycin	1979	Anticoccidial for poultry; disease preventative in swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerditac®/Cerdimix®	oxibendazole	1982	Anthelmintic for livestock
Aviax®	semduramicin	1995	Anticoccidial for poultry

Antibiotics
      Antibiotics are natural products produced by fermentation and are used to treat or to prevent diseases, thereby promoting more efficient growth. Several factors contribute to limit the efficiency, the weight gain and feed conversions of livestock production, including poor nutrition, environmental and management problems, heat stress and subclinical disease.
      Virginiamycin. Virginiamycin is an antibiotic marketed under the brand names Stafac® for treating swine, cattle, broilers and turkeys, Eskalin® for dairy cows and V-Max® for feed lot cattle. We formulate virginiamycin to improve health in poultry, swine and cattle and prevent necrotic enteritis in poultry, dysentery in swine and liver abscesses in cattle. The product is sold to large poultry and swine producers and feed companies in North America, Latin America and Asia and to cattle producers in markets where registrations are in place.
      First discovered in Belgium in 1954, virginiamycin is an antibiotic produced from the streptomyces virginiae fungus. Virginiamycin has been successful due to a number of strong product features. For example, no withdrawal period is required since it is virtually unabsorbed from the digestive tract. It is excreted in very low concentrations and rapidly degraded. It alleviates some of the production limiting effects of certain diseases of livestock and poultry. To date, no generic competition has been introduced due to our proprietary virginiamycin manufacturing technology.

      Terramycin and Neo-Terramycin. Terramycin® and Neo-Terramycin®, which are derived from the active ingredient oxytetracycline, are effective against a range of diseases including:

•	fowl cholera in chickens,

•	airsacculitis in turkeys,

•	pneumonia and enteritis in swine, and

•	pneumonia, enteritis and liver abscesses in cattle.
      The Company sells Terramycin® and Neo-Terramycin® feed additive products in various concentrations. Terramycin® is approved for use for poultry, swine, cattle and sheep. Neo-Terramycin® combines the active ingredients oxytetracycline and neomycin to prevent and treat a wide range of diseases caused by Gram-positive and Gram-negative organisms, including bacterial enteritis in chickens and turkeys, baby pig diarrhea in swine and calf diarrhea. These terramycin products are sold mostly in the United States to livestock producers, feed companies and distributors. Limited quantities are sold in selected countries in Latin America and Asia.

Antibacterials
      Antibacterials are produced through chemistry and are used to treat and prevent diseases.
      Carbadox. We market carbadox under the brand name Mecadox®. Carbadox is an antibacterial compound recommended for use in swine feeds to promote and to control swine salmonellosis and swine dysentery. In swine production, the primary objective of producers is the rapid and efficient development of swine at minimal cost. Since 1970, Mecadox® has been a leader in reducing livestock production costs through meaningful performance enhancement. Mecadox® is a leading product for starter/grower swine in the United States. In addition to its antimicrobial properties, it also improves nitrogen retention and increases the efficiency of amino acid metabolism, two critical factors in the development of young swine. Mecadox® is chemically unrelated to any other antibacterial that is used in animals or humans. Mecadox® is sold primarily in North America to feed companies and large integrated swine producers.

Anticoccidials
      Anticoccidials are produced through fermentation and chemistry, and are primarily used to prevent and control the disease coccidiosis in poultry and in cattle. Coccidiosis is a disease of the digestive tract that is of great concern to animal producers. Caused by the protozoan parasite Eimeria spp., coccidiosis is one of the most destructive diseases facing the world’s poultry producers. Common effects of this disease (such as weight loss, wet droppings, poor feed utilization and higher mortality rates) rapidly affect an entire flock of poultry, resulting in annual losses of hundreds of millions of dollars for the poultry industry.
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
      We believe that we are the largest volume world-wide producer of amprolium, and the largest volume world-wide producer of nicarbazin. We are also the sole Latin American producer of nicarbazin. Nicarbazin and amprolium, along with salinomycin and semduramicin, are among the most effective medications for the prevention of coccidiosis in chickens when used in rotation with other anticoccidials. In the United States, we market nicarbazin under the trademark Nicarb®.

      Semduramicin and Salinomycin. From a class of compounds known as ionophores, we developed Aviax® and Coxistac® to combat coccidiosis. These two products have demonstrated increased feed efficiency and the ability to suppress coccidial lesions, with minimal side-effects. Through a third product, Posistac®, we have extended the application of the active ingredient in Coxistac® to swine.
      Aviax® contains the ionophore semduramicin which provides protection for poultry against all major coccidial parasites. The product can be incorporated into virtually any type of feed, and provided to broilers of any production stage. We have received regulatory approval to sell Aviax® in the EU and have applied in the United States for the sale of Aviax® in mycelial dosage form. This dosage form is significantly more cost-effective and may improve profitability.
      Coxistac® contains the ionophore salinomycin. The product acts early in the coccidial life cycle by killing sporozoites, trophozoites and early developing schizonts before poultry can be severely damaged. Coxistac® has proven to be effective and safe with minimal resistance development evident in commercial studies. The recommended dosage provides a high level of protection against coccidiosis even through temporary periods of low feed intake caused by disease or adverse climatic conditions. No withdrawal period is required for poultry before slaughter. Coxistac® is a leading anticoccidial in Asia, Latin America, the Middle East and Canada. The Company anticipates it will receive regulatory approval within the next twenty four months for sales in the United States.
      Posistac® contains salinomycin which acts as a productivity enhancer for grower/finisher swine. The compound increases the utilization and digestion of feed ingredients by mature swine thereby allowing swine to reach market weight earlier and at less cost than swine fed conventional feed additives. Posistac® can be used up to the slaughter phase without the need for withdrawal.

Anthelmintics
      Anthelmintics protect against internal parasites. Our anthelmintic products are marketed under the Rumatel® and Banminth® brand names.
      Rumatel®. Rumatel® is a potent broad-spectrum anthelmintic that effectively eliminates the major internal nematode parasites in cattle. Unlike other single-dose dewormers, Rumatel® may be administered to lactating dairy cattle with no milk withdrawal. Dairy cattle may be treated with Rumatel® at any time during their production cycle, whether dry, pregnant or lactating.
      Banminth®. Banminth® is an anthelmintic compound, a member of the class of synthetic compounds called tetra-hydropyrimidines. Banminth® has a mode of action that works effectively in protecting swine against the two major internal parasites, large roundworms (Ascaris suum) and nodular worms (Oesophagostomum spp.). Banminth® kills adult parasites and prevents roundworm larval migration, preventing damage to the liver and lungs of swine. When used continuously in feeds, Banminth® prevents re-infection of swine raised on dirt.

Other Medicated Feed Additives
      Other medicated feed additives include a range of products sold under the Bloat Guard® brand name. Bloat Guard® controls legume or wheat pasture bloat in cattle. The products control bloat for at least 12 hours after a single dose with no adverse effect on reproduction, rumen function or milk production.

Manufacturing, Sales and Regulatory
      We manufacture bulk active ingredients for our MFA products primarily in four modern facilities located in:

•	Guarulhos, Brazil (salinomycin and semduramicin),

•	Rixensart, Belgium (virginiamycin and semduramicin), which facility is to be sold and production transferred to Guarulhos, Brazil,

•	Ramat Hovav, Israel (nicarbazin and amprolium), and

•	Braganca Paulista, Brazil (nicarbazin).
      Active ingredients are further processed in our facilities and in contract premix facilities located in each major region of the world.
      The Company has established sales and technical offices for our MFA products in 14 countries including: the United States, Canada, Mexico, Venezuela, Brazil, Argentina, Costa Rica, Australia, China, Thailand, Malaysia, South Africa, Belgium and Israel. The business is not dependent on any one customer.
      The use of MFAs is controlled by regulatory authorities that are specific to each country (e.g., the Food and Drug Administration (“FDA”) in the United States, Health Canada in Canada, EFSA/ EMEA authorities in Europe, etc.), responsible for the safety and wholesomeness of the human food supply, including feed additives for animals from which human foods are derived. Each product is registered separately in each country where it is sold. The appropriate registration files pertaining to such regulations and approvals are continuously monitored, maintained and updated by us. In certain countries where we are working with a third party distributor, local regulatory requirements may require registration in the name of such distributor.
Animal Health and Nutrition — Nutritional Feed Additives
      The Company manufactures and markets trace minerals, trace mineral premixes, vitamins and other nutritional ingredients to the livestock feed and pet food industries, predominantly in the United States and Israel. These products generally fortify, enhance or make more nutritious or palatable the livestock feeds and pet foods with which they are mixed. The majority of the other ingredients that we sell are nutrients that are used as supplements for animal feed. We serve customers in major feed segments, including swine, dairy, poultry and beef. We customize trace mineral premixes at our blending facilities in Marion, Iowa, Bremen, Indiana and Petach Tikva, Israel, and market a diverse line of other trace minerals and macro-minerals. Our major customers for these products are medium-to-large feed companies, co-ops, blenders, integrated poultry operations and pet food companies. We sell other ingredients, such as buffers, yeast, palatants, vitamin K and amino acids, including lysine, tryptophan and threonine. We also market copper sulfate as an animal feed supplement.
Specialty Chemicals Group
      The Company manufactures and markets a number of specialty chemicals for use in the wood treatment, chemical catalyst, semiconductor, automotive, aerospace and agricultural industries. Our manufacturing customers incorporate our specialty chemicals products into their finished products in various industrial markets. We seek to take advantage of opportunistic niche markets where we believe that our expertise and capabilities can be leveraged.

Copper Wood Treatment Products
      For many years, the Company was a major supplier of an important ingredient (copper oxide) used in the manufacture of CCA (chromated-copper-arsenate) wood treating solutions for the pressure-treated wood industry. Pursuant to a United States Environmental Protection Agency (“EPA”) ruling, since December 31, 2003, all pressure-treated wood for the residential and recreational markets can no longer be treated using the standard chromated-copper-arsenate (CCA) solution. A leading replacement solution for CCA pressure-treated wood is a copper compound. A patent with respect to the manufacturing process of our solution, and the claims in our patent application was granted and issued on November 11, 2003. We believe that our manufacturing process allows us to operate in this market with a lower cost of capital and higher factory through-put than our competition. To take advantage of this potential new market, we have constructed and are operating commercial production facilities in Sumter, South Carolina and in Joliet, Illinois. In addition, the Company has filed a provisional patent for a new, nano size copper compound for wood treatment. The Company believes that this new product may be the next generation in copper-based wood treatment products, with the potential to substantially increase the duration of protection for treated wood.

Other Copper Products
      The Company manufactures on a contract basis copper compounds for use primarily in agricultural fungicides from our Sumter, South Carolina facility. This contract was part of the sale by us of our Agtrol business to Nufarm, Inc. in the fourth quarter of fiscal 2001. Utilizing our over fifty-year history in producing copper chemicals, we supply various metal-based chemicals to the catalyst, electronics, semiconductor and related industries. We also manufacture copper compounds for a broad variety of industrial customers.

Other Specialty Chemicals Products
      The Company markets and distributes fine and specialty chemicals to manufacturers of ethanol, health and personal care products and chemical coating products to customers in the automotive, metal finishing and chemical intermediate markets. Among our products for health and personal care applications are sodium fluoride and stannous fluoride, DL Panthenol and selenium disulfide. Sodium fluoride is the active anti-cavity ingredient in fluoride toothpaste, powders and mouthwashes. Selenium disulfide is used as a dandricide in shampoo and hair care preparations.
Sales, Marketing and Distribution
      The Company has approximately 2,500 customers. Sales to our top ten customers represented approximately 27% of our fiscal 2005 net sales and no single customer represented more than 7% of our fiscal 2005 net sales.
      Our world-wide sales and marketing network consists of approximately 114 employees, 11 independent agents and 132 distributors who specialize in particular markets.
      Our products are often critical to the performance of our customers’ products, while representing a relatively small percentage of the total end-product cost. We believe the three key factors to marketing our products successfully are high quality products, a highly trained and technical sales force, and customer service.
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
Product Registrations, Patents and Trademarks
      The Company owns certain product registrations, patents, tradenames and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques which assist in maintaining the competitive positions of certain of our products. Product registrations are required to manufacture and sell medicated feed additives. Formulae and know-how are of particular importance in the manufacture of a number of the products sold in our specialty chemicals business. We believe that no single patent or trademark is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business. See “Government Regulation.”

Raw Materials
      The raw materials used in our business include certain active drug ingredients, a wide variety of chemicals, mineral ores and copper metal that are purchased from manufacturers and suppliers in the United States, Europe and Asia. In fiscal 2005, no single raw material accounted for more than 5% of our cost of goods sold. Total raw materials cost was approximately $158 million or 43% of net sales in fiscal 2005. We believe that for most of our raw materials, alternate sources of supply are available to us at competitive prices.
Research and Development
      Research, development and technical service efforts are conducted at our various facilities. We operate research and development facilities in Rixensart, Belgium (which are to be transferred to Guarulhos, Brazil), Sumter, South Carolina and Ramat Hovav, Israel. These facilities provide research and development services relating to fermentation development in the areas of micro-biological strain improvement as well as: process scale-up; wood treatment products; and organic chemical intermediates.
      Technology is an important component of our competitive position, providing us unique and low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a great deal of our competitive advantage revolves around know-how built up over many years of commercial operation.
Customers
      We do not consider our business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. No single customer accounted for more than 7% of our fiscal 2005 net sales. We typically do not enter into long-term contracts with our customers.
Competition
      The Company is engaged in highly competitive industries and, with respect to all of our major products, we face competition from a substantial number of global and regional competitors. Some of our competitors have greater financial, research and development, production and other resources than we do. Our competitive position is based principally on customer service and support, product quality, manufacturing technology, facility location and price. We have competitors in every market in which we participate. Many of our products face competition from products that may be used as an alternative or substitute.
Employees
      As of June 30, 2005, the Company had 992 employees worldwide. Of these, 192 employees were in management and administration, 114 were in sales and marketing, 128 were chemists, technicians or quality control personnel, and 558 were in production. Certain employees are covered by individual employment agreements. Our Israeli operations continue to operate under the terms of Israel’s national collective bargaining agreement, portions of which expired in 1994. We consider our relations with both our union and non-union employees to be good.
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
      The Company’s subsidiaries have, from time to time, implemented procedures at their facilities designed to respond to obligations to comply with environmental laws. We believe that our operations are currently in material compliance with such environmental laws, although at various sites our subsidiaries are engaged in continuing investigation, remediation and/or monitoring efforts to address contamination associated with their historic operations. As many environmental laws impose a strict liability standard, however, we can provide no assurance that future environmental liability will not arise.
      Israel’s Ministry of the Environment has imposed revised business license terms on Koffolk’s Ramat Hovav manufacturing facilities. The Company has taken steps to contest the revised terms and can not currently estimate the costs or the timing of the final resolution of the issue.
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
      The nature of the Company and its subsidiaries’ current and former operations exposes us and our subsidiaries to the risk of claims with respect to environmental matters and we can provide no assurance that we will not incur material costs and liabilities in connection with such claims. Based upon our experience to date, we believe that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on us. Based upon information available, we estimate the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, (including the litigation referred to under “Legal Proceedings”) to be approximately $2.7 million, which is included in current and long-term liabilities in our June 30, 2005 consolidated balance sheet. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption, under “Legal Proceedings” and elsewhere in this Report, it should be noted that we take and have taken the position that neither Phibro Animal Health Corporation, nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

Federal Regulation
      The following summarizes the principal federal environmental laws affecting our business:

Resource Conservation and Recovery Act of 1976, as amended (“RCRA”). Congress enacted RCRA to regulate, among other things, the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. RCRA required the EPA to promulgate regulations governing the management of hazardous wastes, and to allow individual states to administer and enforce their own hazardous waste management programs as long as such programs were equivalent to and no less stringent than the federal program. Such facilities are also subject to closure and post-closure requirements.

The EPA’s regulations, and most state regulations in authorized states, establish categories of regulated entities and set standards and procedures those entities must follow in their handling of hazardous wastes. The three general categories of waste handlers governed by the regulations are hazardous waste generators, hazardous waste transporters, and owners and operators of hazardous waste treatment, storage and/or disposal facilities. Generators are required, among other things, to obtain identification numbers and to arrange for the proper treatment and/or disposal of their wastes by licensed or permitted operators and all three categories of waste handlers are required to utilize a document tracking system to maintain records of their activities. Transporters must obtain permits, transport hazardous waste only to properly permitted treatment, storage or disposal facilities, and maintain required records of their activities. Treatment, storage and disposal facilities are subject to extensive regulations concerning their location, design and construction, as well as the operating methods, techniques and practices they may use. Such facilities are also required to demonstrate their financial responsibility with respect to compliance with RCRA, including closure and post-closure requirements.

The Federal Water Pollution Control Act, as amended (the “Clean Water Act”). The Clean Water Act prohibits the discharge of pollutants to the waters of the United States without governmental authorization. Like RCRA, the Clean Water Act provides that states with programs approved by the EPA may administer and enforce their own water pollution control programs. Pursuant to the mandate of the Clean Water Act, the EPA has promulgated “pre-treatment” regulations, which establish standards and limitations for the introduction of pollutants into publicly-owned treatment works.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”). Under CERCLA and similar state laws, we and our subsidiaries may have strict and, under certain circumstances, joint and several liability for the investigation and remediation of environmental pollution and natural resource damages associated with real property currently and formerly-owned or operated by us or a subsidiary and at third-party sites at which our subsidiaries disposed of or treated, or arranged for the disposal of or treatment of, hazardous substances.

Federal Insecticide, Fungicide and Rodenticide Act, as amended (“FIFRA”). FIFRA governs the manufacture, sale and use of pesticides, including the copper-based fungicides sold by us. FIFRA requires such products and the facilities at which they are formulated to be registered with the EPA before they may be sold. If the product in question is generic in nature (i.e., chemically identical or substantially similar to a previously registered product), the new applicant for registration is entitled to cite and rely on the test data supporting the original registrant’s product in lieu of submitting data of its own. Should the generic applicant choose this citation option, it must offer monetary compensation to the original registrant and must agree to binding arbitration if the parties are unable to agree on the terms and amount of compensation. We have elected this citation option in the past and may use the citation option in the future should we conclude it is, in some instances, economically desirable to do so. While there are cost savings associated with the opportunity to avoid one’s own testing and demonstration to the EPA of test data, there is, in each instance, a risk that the level of compensation ultimately required to be paid to the original registrant will be substantial.

Under FIFRA, the EPA also has the right to “call in” additional data from existing registrants of a pesticide, should the EPA determine, for example, that the data already in the file need to be updated or that a specific issue or concern needs to be addressed. The existing registrants have the option of submitting data separately or by joint agreement. Alternatively, if one registrant agrees to generate and submit the data, the other(s) may meet their obligations under the statute by making a statutory offer to jointly develop or share in the costs of developing the data. In that event, the offering party must, again, agree to binding arbitration to resolve any dispute as to the terms of the data development arrangement.

The Clean Air Act. The Federal Clean Air Act of 1970 (“Clean Air Act”) and amendments to the Clean Air Act, and corresponding state laws regulate the emissions of materials into the air.. Phibro-Tech is impacted by the Clean Air Act and has various air quality permits, including a Title V operating air permit at its Sumter, South Carolina facility.

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

Regulation of Recycling Activities
      The Company has substantially reduced recycling activities at our Joliet, Illinois; Garland, Texas; Sumter, South Carolina; and Sewaren, New Jersey sites. Our recycling activities may be broken down into the following segments for purposes of regulation under RCRA or equivalent state programs: (i) transport of wastes to our facilities; (ii) storage of wastes prior to processing; (iii) treatment and/or recycling of wastes; (iv) corrective action at our RCRA facilities; and (v) management of wastes and residues from the recycling process. Although all aspects of the treatment and recycling of waste at our recycling facilities are not currently the subject of federal RCRA regulation, our subsidiaries decided to permit our recycling facilities as RCRA regulated facilities. Final RCRA “Part B” permits to operate as hazardous waste treatment and storage facilities have been issued at our facilities in Santa Fe Springs, California; Garland, Texas; Joliet, Illinois; Sumter, South Carolina; and Sewaren, New Jersey (expired August 2003, see “Particular Facilities — Sewaren, NJ” below). Part B renewal applications have been submitted for the Santa Fe Springs and Joliet sites. The applications are being reviewed.
      In connection with RCRA Part B permits for the waste storage and treatment units of various facilities, the Company’s subsidiaries have been required to perform extensive site investigations at such facilities to identify possible contamination and to provide regulatory authorities with plans and schedules for remediation. Soil and groundwater contamination has been identified at several plant sites and has required and will continue to require corrective action and monitoring over future years. In order to maintain compliance with RCRA Part B permits, which are subject to suspension, revocation, modification or denial under certain circumstances, we have been, and in the future may be, required to undertake additional capital improvements or corrective action.
      The Company’s subsidiaries involved in recycling activities are required by the RCRA and their Part B permits to develop and incorporate in their Part B permits estimates of the cost of closure and post-closure monitoring for their operating facilities. In general, in order to close a facility which has been the subject of a RCRA Part B permit, a RCRA Part B closure permit is required which approves the investigation, remediation and monitoring closure plan, and requires post-closure monitoring and maintenance for up to 30 years. Accordingly, we incur additional costs in connection with any such closure. These cost estimates are updated annually for inflation, developments in available technology and corrective actions already undertaken. We have chosen to provide the required regulatory financial assurance in connection with these matters by means of letters of credit.
      In addition to certain operating facilities, the Company or our subsidiaries have been and will be required to investigate and remediate certain environmental contamination at shutdown plant sites. We or our subsidiaries are also required to monitor such sites and continue to develop controls to manage these sites within the requirements of RCRA corrective action programs.

Waste Byproducts
      In connection with the Company’s subsidiaries’ production of finished chemical products, limited quantities of waste by-products are generated. Depending on the composition of the by-product, our subsidiaries either sell it, send it to smelters for metal recovery or send it for treatment or disposal to regulated facilities.

Particular Facilities
      The following is a description of certain environmental matters relating to certain facilities of certain of our subsidiaries. References to “we” or “us” throughout this section is intended to refer only to the applicable subsidiary unless the context otherwise requires. These matters should be read in conjunction with the description of Legal Proceedings below, certain of which involve such facilities, and Note 17 to our Consolidated Financial Statements.
      In 1984, Congress enacted certain amendments to RCRA under which facilities with RCRA permits were required to have RCRA facility assessments (“RFA”) by the EPA or the authorized state agency. Following an RFA, a RCRA facility investigation, a corrective measures study, and corrective measure implementation must, if warranted, be developed and implemented. As indicated below, certain of our subsidiaries are in the process of developing or completing various actions associated with these regulatory phases at certain of their facilities.
      Sumter, SC. In 2003, the South Carolina Department of Health and Environmental Control (“DHEC”) ordered Phibro-Tech, Inc., a subsidiary (“Phibro-Tech”), to prepare a RCRA Facility Investigation (“RFI”) and to prepare and propose Corrective Action Plans. Phibro-Tech has done so, and such proposed investigatory activities and Corrective Action Plans are being reviewed by the State. Additional Corrective Action is also being undertaken by Phibro-Tech pursuant to prior agreements with DHEC to remedy certain deficiencies in the plant’s hazardous waste closure, storage and management system.
      Santa Fe Springs, CA. Phibro-Tech submitted an application for renewal of the Part B Permit for the Santa Fe Springs, California facility. Such application is presently under review by the State of California and may require certain corrective actions including, but not limited to, a pump and treat system utilizing existing water treatment facilities. Phibro-Tech has submitted a report to the State recommending that soil be remediated instead of groundwater. This recommendation is also under review by the State and discussions with the state are ongoing.
      Joliet, IL. Phibro-Tech has submitted an application for renewal of the Part B Permit for the Joliet, Illinois facility. In connection with this application, Phibro-Tech completed an initial investigation and determined that certain minor corrective action was required. Phase I and Phase II corrective action work has been completed. The application for renewal is presently pending and is expected to be issued in the third quarter of 2005.
      Garland, TX. The renewal application for the Part B Permit at the Garland, Texas facility has been granted effective September 12, 2003. As part of an earlier site investigation, certain corrective action was required including upgrading of pollution control equipment and additional site characterization. Both of these are presently underway.
      Powder Springs, GA. Phibro-Tech’s facility in Powder Springs, Georgia has been operationally closed since 1985. Phibro-Tech retains environmental compliance responsibility for this facility and has effected a RCRA closure of the regulated portion of the facility, a surface impoundment. Post-closure monitoring and corrective action are required pursuant to a state-issued permit. As required by the permit, corrective action for groundwater has begun, and Phibro-Tech has submitted and received approval from the state for a remedial investigation plan and the Company has commenced implementation.
      Sewaren, NJ. Operations at the Sewaren facility were curtailed on or about September 30, 1999. In June, 2000, C.P. Chemicals, Inc., a subsidiary (“CP”), transferred title to the Sewaren property to Woodbridge Township while, at the same time, entering into a 10-year lease with the Township providing for lease payments aggregating $2 million, and covering certain areas of the property, including those areas of the property relating to the existing hazardous waste storage, treatment and transfer permit, loading docks and pads, and a building, as well as access, parking, scale use and office space.
      The property is the subject of an Administrative Consent Order executed in March 1991 between the New Jersey Department of Environmental Protection (or “DEP”) and CP. CP has ongoing obligations under that Administrative Consent Order. CP is required to complete the implementation of the Remedial Action Work Plan approved by the Department of Environmental Protection and the United States Environmental Protection Agency. Remediation of soils at the Sewaren facility is complete, with the exception of long term maintenance, and groundwater remediation is underway. Although some of the obligations of the Administrative Consent Order, specifically with respect to groundwater, have been assumed by the Township under the Lease, CP remains responsible to the Department of Environmental Protection and the United States Environmental Protection Agency. CP is currently engaged in discussions with the Department of Environmental Protection, the United States Environmental Protection Agency and the Township concerning the ongoing groundwater remediation. CP has posted financial assurance, based on the estimated costs of implementation, under the Administrative Consent Order.
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
      The hazardous waste facility permit issued to CP for this facility expired in August 2003. CP has completed the implementation of its approved closure plan and is awaiting DEP approval. Based on a formula established by the Department of Environmental Protection, those closure costs were estimated at $293,000. CP has also advised the New Jersey Division of Law of its withdrawal from the licensing program governing facilities.
      Union City, CA. Closure of the Union City, California facility has been completed.
      Union, IL. The facility in Union, Illinois, has been closed since 1986. A revised remedial action plan (“RAP”) has been submitted to the Illinois Environmental Protection Agency (the “IEPA”). Negotiations between the IEPA and Phibro-Tech have resulted in an agreed closure plan consistent with the proposed RAP. The agreed closure plan is expected to resolve Phibro-Tech’s appeal of the IEPA’s initial closure requirements. That appeal is currently pending before the Illinois Pollution Control Board but is expected to be voluntarily dismissed upon receipt of IEPA’s written approval of the negotiated closure plan.
      Ramat Hovav, Israel. Koffolk (1949) Ltd.’s (“Koffolk Israel”) Ramat Hovav plant produces a wide range of organic chemical intermediates for the animal health, chemical, pharmaceutical and veterinary industries. Israeli legislation enacted in 1997 amended certain environmental laws by authorizing the relevant administrative and regulatory agencies to impose certain sanctions, including issuing an order against any person that violates such environmental laws to remove the environmental hazard. In addition, this legislation imposes criminal liability on the officers and directors of a corporation that violates such environmental laws, and increases the monetary sanctions that such officers, directors and corporations may be ordered to pay as a result of such violations. The Ramat Hovav plant operates under the regulation of the Ministry of Environment of the State of Israel. The sewage system of the plant is connected to the Ramat Hovav Local Industrial Council’s central installation, where Koffolk Israel’s sewage is treated together with sewage of other local plants. Owners of the plants in the area, including Koffolk Israel, have been required by the Israeli Ministry of Environment to build facilities for pre-treatment of their sewage. Pursuant to additional requirements of the Ministry of the Environment, the Company is building a biological waste treatment facility, the construction of which is to be completed in 2006/2007. The estimated total cost of the project is $2.2 million, of which approximately $400,000 has been paid.

Government Regulation
      Most of our Animal Health and Nutrition Group products require licensing by a governmental agency before marketing. In the United States, governmental oversight of animal health and nutrition products is shared primarily by the United States Department of Agriculture (“USDA”) and the Food and Drug Administration. A third agency, the Environmental Protection Agency, has jurisdiction over certain products applied topically to animals or to premises to control external parasites.
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
      The Office of New Animal Drug Evaluation (“NADE”) is responsible for reviewing information submitted by drug sponsors who wish to obtain approval to manufacture and sell animal drugs. A new animal drug is deemed unsafe unless there is an approved New Animal Drug Application (“NADA”). Virtually all animal drugs are “new animal drugs” within the meaning of the term in the Federal Food, Drug, and Cosmetic Act. Although the procedures for licensing products by the FDA are formalized, the acceptance standards of performance for any product are agreed upon between the manufacturer and the NADE. A NADA in animal health is analogous to a New Drug Application (“NDA”) in human pharmaceuticals. Both are administered by the FDA. The drug development process for human therapeutics can be more involved than that for animal drugs. However, for food-producing animals, food safety residue levels are an issue, making the approval process longer than for animal drugs for non-food producing animals, such as pets.
      The FDA may deny a NADA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurances that FDA approval of any NADA will be granted on a timely basis or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NADA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to Current Good Manufacturing Practice (“cGMP”). The plant must be inspected biannually by the FDA for determination of compliance with cGMP after an initial preapproval inspection. After FDA approval, any manufacturing changes that may have an impact on the safety and/or efficacy must be approved by the

FDA prior to implementation. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure compliance.
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
      The EU has centralized the regulatory process for animal drugs for member states. In 1997, the EU drafted new regulations requiring the re-registration of feed additives, including coccidiostats. Part of these regulations include a provision for manufacturers to submit quality data for their own formulation, in effect adopting a Product License procedure similar to that of the FDA. The provision is known as Brand Specific Approval (“BSA”), and provides manufacturers with the opportunity to register their own unique brands, instead of simply the generic compound. The BSA process is being implemented over time. The new system is more like the U.S. system, where regulatory approval is for the formulated product or “brand.” A number of manufacturers, including us, have submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. As a result of its review of said dossiers, the Commission withdrew marketing authorization of a number of anticoccidials, including nicarbazin, as the Commission did not consider the submissions to be in full compliance with its new regulations. We have subsequently resubmitted our nicarbazin dossier. Feasibility and timetable for new registration will depend on the nature of demands and remarks from the Commission. Notwithstanding the Commission’s actions with respect to our nicarbazin dossier, we are able to sell, and do sell, nicarbazin as an active ingredient for another MFA marketer’s product which has obtained a BSA and is sold in the EU.
Market Share, Ranking And Other Industry Data
      The market share, ranking and other industry data contained in this Report, including our position and the position of our competitors within these markets, are based either on our management’s knowledge of, and experience in, the markets in which we operate, or derived from industry data or third-party sources and, in each case, we believe these estimates are reasonable as of the date of this Report or, if an earlier date is specified, as of such earlier date. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information is subject to change and cannot always be verified due to limits on the availability and reliability of independent sources, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, purchasing patterns and consumer preferences can and do change. As a result, market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be reliable.
CONDITIONS IN ISRAEL
      The following information discusses certain conditions in Israel that could affect our Israeli subsidiary, Koffolk Israel. Israeli operations (excluding Koffolk Israel’s non-Israeli subsidiary) accounted for approximately 14% of our consolidated assets as of June 30, 2005 and approximately 11% of our consolidated net sales for fiscal 2005. We are, therefore, directly affected by the political, military and economic conditions in Israel.
Political and Military Conditions
      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, since October 2000 there has been a significant increase in violence and terrorist activity in Israel. In April 2002, and from time to time thereafter,

Israel undertook military operations in several Palestinian cities and towns. We cannot predict whether the current violence and unrest will continue and to what extent it will have an adverse impact on Israel’s economic development or on Koffolk Israel’s or our results of operations. We also cannot predict whether or not any further hostilities will erupt in Israel and the Middle East and to what extent such hostilities, if they do occur, will have an adverse impact on Israel’s economic development or on Koffolk Israel’s or our results of operations.
      Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israeli companies. We do not believe that the boycott has had a material adverse effect on us, but we cannot provide assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on our operations or expansion of our business.
      Generally, male adult citizens who are permanent residents of Israel under the age of 40 are, unless exempt, obligated to perform certain military duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of the employees of Koffolk Israel currently are obligated to perform annual reserve duty. While Koffolk Israel has operated effectively under these and similar requirements in the past, we cannot assess the full impact of such requirements on Koffolk Israel and us in the future, particularly if emergency circumstances occur and employees of Koffolk Israel are called to active duty.
Economic Conditions
      Factors affecting Israel’s economy include the Intifada, which began in September 2000, the slowdown in world trade and the global slump in the high-tech industry. In addition, Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980’s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and security incidents. Further disruptions to the Israeli economy as a result of these or other factors could have a material adverse affect on Koffolk Israel’s and our results of operations.
      Koffolk Israel receives a portion of its revenues in U.S. dollars while its expenses are principally payable in New Israeli Shekels. Changes in the currency rates could have an adverse effect on Koffolk Israel’s results of operations.
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

Item 2.	Properties
      In December 2004, we relocated our principal executive offices and sales offices to 34,000 square feet of leased space in Ridgefield Park, New Jersey. We operate company-owned manufacturing facilities and utilize third party toll manufacturers. The chart below sets forth the locations and sizes of the principal manufacturing and other facilities operated by us and uses of such facilities, all of which are owned, except as noted.

	Approximate
Location	Square Footage	Uses

Animal Health and Nutrition
Bangkok, Thailand(a)	500	Sales
Braganca Paulista, Brazil	35,000	Sales, Manufacturing and Administrative
Bremen, Indiana	50,000	Sales, Premixing and Warehouse
Buenos Aires, Argentina(a)	900	Sales and Administrative
San Jose, Costa Rica(a)	800	Sales and Administrative
Guarulhos, Brazil(b)	1,234,000	Sales, Premixing, Manufacturing and Administrative
Hong Kong, China(a)	750	Sales and Administrative
Kuala Lumpur, Malaysia(a)	7,300	Sales, Premixing and Warehouse
Ladora, Iowa	9,500	Warehouse
Lee’s Summit, Missouri(a)	1,500	Sales
Marion, Iowa	32,500	Premixing and Warehouse
Petach Tikva, Israel	60,000	Sales, Premixing, Warehouse and Administrative
Pretoria, South Africa(a)	3,200	Sales and Administrative
Quincy, Illinois(c)	50,000	Sales, Warehouse, Research and Administrative
Rixensart, Belgium(d)	865,000	Sales, Manufacturing, Research and Administrative
Ramat Hovav, Israel	140,000	Manufacturing and Research
Regina, Canada(a)	1,000	Sales and Administrative
Queretaro, Mexico(a)	3,500	Sales and Administrative
Sydney, Australia(a)	3,500	Sales and Administrative
Valencia, Venezuela(a)	1,100	Sales and Administrative
Specialty Chemicals
Garland, Texas	20,000	Manufacturing
Joliet, Illinois	34,500	Manufacturing
Reading, United Kingdom(a)	3,100	Sales and Administrative
Santa Fe Springs, California(e)	90,000	Manufacturing
Sumter, South Carolina	123,000	Manufacturing and Research

(a)	This facility is leased. Our leases expire through 2027. For information concerning our rental obligations, see Note 17 to our Consolidated Financial Statements included herein.

(b)	Our Guarulhos, Brazil plant utilizes fermentation processes to produce the active ingredients semduramicin-mycelial and salinomycin. The plant also produces Aviax®, Terramycin®, Stafac® and Coxistac® Granular formulations. The plant is cGMP compliant and is FDA approved.

(c)	Comprises three facilities, including a warehouse, laboratory and office.

(d)	Our Rixensart, Belgium plant utilizes fermentation processes to produce the active ingredients semduramicin-crystalline and virginiamycin. The plant also produces Stafac® formulations and is responsible for all of our fermentation development activities. The plant has been approved by the FDA and is cGMP compliant. We have entered into an agreement to sell the Rixensart facility, and are in the process of transferring production and fermentation development activities to our Guarulhos, Brazil facility.

(e)	We lease the land under this facility from a partnership owned by Jack Bendheim, Marvin Sussman and James Herlands. See “Certain Relationships and Related Party Transactions.”
      Our subsidiary, C.P. Chemicals, Inc., leases portions of a previously owned inactive, former manufacturing facility in Sewaren, New Jersey, and another of our subsidiaries owns inactive, former manufacturing facilities in Powder Springs, Georgia; Union, Illinois and Union City, California.
      The Company believes that our existing and planned facilities are and will be adequate for the conduct of our business as currently conducted and as currently contemplated to be conducted.
      The Company and its subsidiaries are subject to extensive regulation by numerous governmental authorities, including the FDA and corresponding state and foreign agencies, and to various domestic and foreign safety standards. Our manufacturing facilities in Ramat Hovav, Israel, Rixensart, Belgium (which is to be sold), Braganca Paulista, Brazil and Guarulhos, Brazil manufacture products that conform to the FDA’s cGMP regulations. Three domestic facilities involved with recycling have final RCRA Part B hazardous waste storage and treatment permits. Our regulatory compliance programs include plans to achieve compliance with international quality standards known as ISO 9000 standards, which became mandatory in Europe in 1999 and environmental standards known as ISO 14000. The FDA is in the process of adopting the ISO 9000 standards as regulatory standards for the United States, and it is anticipated that these standards will be phased in for U.S. manufacturers over a period of time. Our plant in Petach Tikva, Israel has achieved ISO 9000 certification. We do not believe that adoption of the ISO 9000 standards by the FDA will have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Legal Proceedings
      Reference is made to the discussion above under “Item 1. Business — Environmental Matters” for information as to various environmental investigation and remediation obligations of our subsidiaries associated principally with their recycling and production facilities and to certain legal proceedings associated with such facilities.
      In addition to such matters, we or certain of our subsidiaries are subject to certain litigation described below.
      On or about April 17, 1997, C.P. Chemicals, Inc., a subsidiary (“CP”), and PAHC were served with a complaint filed by Chevron U.S.A. Inc. (“Chevron”) in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that PAHC, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. The Consent Order provided for a period of due diligence investigation of the property owned by Chevron and upon completion of the review of the results of the investigation, a decision was to be made whether to opt out of the settlement or proceed. Negotiations with Chevron regarding its allocation of responsibility and associated costs under the Consent Order reached an impasse and it became necessary for PAHC and another defendant, Vulcan Materials Company (“Vulcan”), to opt out of the settlement on April 21, 2005. Since then, settlement negotiations have continued and the parties are in the process of memorializing the terms of a revised settlement. The Court will reopen the case if a revised settlement is not finalized.
      As proposed, CP, PAHC and Vulcan, through an acquisition entity known as NFE, LLC (“NFE”), would acquire a portion of the property. NFE will then proceed with the remediation of the acquired property. Vulcan will pay a share of the remediation costs. Vulcan’s share has not yet been determined. Another defendant will also make a contribution toward the remediation costs to be incurred by NFE in an amount that has not yet been determined but which is estimated to be approximately $175,000. Chevron will retain title to a portion of the property and will also retain responsibility for further investigation and remediation of certain identified environmental conditions on the property. In addition, Chevron will also be required to complete any necessary remediation in a certain area of the property. While the costs and liabilities cannot be estimated with any degree of certainty at this time, the Company believes that insurance recoveries will be available to offset most of those costs.
      The Company’s subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”), was named in 1993 as a potentially responsible party (“PRP”) in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) by the United States Environmental Protection Agency (the “EPA”), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900,000 of which $675,000 has been paid as of June 30, 2005. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.
      Phibro-Tech has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control (“DTSC”) and has reached an agreement to make payments over a six year period ending October 2008. The remaining payments under this agreement were $315,000 as of June 30, 2005.
      Phibro-Tech and the DTSC are currently negotiating the settlement of certain alleged technical permit violations from 2003. A preliminary assessment of penalties in the amount of $49,000 has been made. Phibro-Tech, Inc. believes this amount will be reduced.
      On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the EPA relating to a third-party superfund site in Rhode Island. The Company has investigated the matter, which relates to events in the 1950’s and 1960’s, and management does not believe that the Company has any liability in this matter.
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
      By letter dated February 22, 2005, Phibro-Tech has been advised by the adjoining property owner of Phibro-Tech’s Powder Springs, Georgia property, of a potential claim for property damage as a result of certain alleged environmental conditions on Phibro-Tech’s Powder Springs property. No specific claim was made nor was any specific amount alleged. The Company has investigated this matter but does not, at this time, believe there will be any material liability resulting therefrom.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
      (a) Market Information. There is no public trading market for our common equity securities.
      (b) Holders. As of September 23, 2005, there was one holder of our Class A Common Stock and Class B Common Stock.
      (c) Dividends. We did not declare dividends on any of our common stock during the two years ended June 30, 2005.

Item 6.	Selected Financial Data
      The following selected consolidated financial data as of and for fiscal years ended June 30, 2001, 2002, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements. The selected consolidated financial data reflect our Odda, Carbide, MRT, La Cornubia and Wychem businesses as discontinued operations for all periods presented. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Report.

	Fiscal Years Ended June 30,

	2001	2002	2003	2004	2005

	(Dollars in thousands)
Results of Operations:
Net sales	$299,047	$324,142	$337,818	$354,384	$364,379
Cost of goods sold (includes Belgium Plant Transactions costs of $22,191 in the fiscal year ended June 30, 2005)	232,730	244,617	248,577	265,217	293,086

Gross profit	66,317	79,525	89,241	89,167	71,293
Selling, general and administrative expenses	60,639	69,429	63,346	63,417	66,911
Costs of non-completed transaction	—	—	—	5,261	—

Operating income	5,678	10,096	25,895	20,489	4,382
Interest expense	18,358	18,735	17,455	20,724	25,342
Interest (income)	(566)	(346)	(85)	(130)	(120)
Other expense (income), net	(1,463)	3,346	1,548	(788)	(1,859)
Net (gain) on extinguishment of debt	—	—	—	(23,226)	—

Income (loss) from continuing operations before income taxes	(10,651)	(11,639)	6,977	23,909	(18,981)
Provision (benefit) for income taxes	(230)	14,340	9,830	7,804	2,120

Income (loss) from continuing operations	(10,421)	(25,979)	(2,853)	16,105	(21,101)
Income (loss) from discontinued operations, net of income taxes	(4,474)	(25,791)	(14,023)	(1,166)	671
(Loss) on disposal of discontinued operations, net of income taxes	—	—	(683)	(2,089)	765

Net income (loss)	(14,895)	(51,770)	(17,559)	12,850	(19,665)
Change in derivative instruments, net of income taxes	—	1,062	(981)	(72)	114
Change in foreign currency translation Adjustment, net of income taxes	(5,146)	(6,125)	7,377	(776)	8,810

Comprehensive income (loss)	$(20,041)	$(56,833)	$(11,163)	$12,002	$(10,741)

	Fiscal Years Ended June 30,

	2001	2002	2003	2004	2005

	(Dollars in thousands, except ratios)
Net income (loss)	$(14,895)	$(51,770)	$(17,559)	$12,850	$(19,665)
Excess of the reduction of redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions	—	—	—	20,138	4,973
Dividends and equity value accreted on Series B and C redeemable preferred stock	(8,172)	(7,623)	(12,278)	(11,463)	(1,723)

Net income (loss) attributable to common shareholders	$(23,067)	$(59,393)	$(29,837)	$21,525	$(16,415)

Balance Sheet Data:
Cash and cash equivalents	$14,845	$6,419	$11,179	$5,568	$13,001
Total assets	330,019	296,444	274,347	241,369	253,057
Long-term debt and other liabilities	148,344	164,014	123,504	180,304	197,966
Series B and C redeemable preferred stock	48,980	56,602	68,881	24,678	—
Total stockholders’ equity (deficit)	3,405	(61,189)	(84,510)	(63,833)	(44,924)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This information should be read in conjunction with the consolidated financial statements and related notes contained in this Report. The Company’s Odda, Carbide, MRT, LaCornubia and Wychem businesses have been classified as discontinued operations. This discussion presents information only for continuing operations, unless otherwise indicated. The Company presents its annual consolidated financial statements on the basis of its fiscal year ending June 30. All references to years 2005, 2004, and 2003 in these financial statements refer to the fiscal year ended June 30 of that year.
General
      The Company is a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives (MFAs) and nutritional feed additives (NFAs), which are sold throughout the world predominantly to the poultry, swine and cattle markets. MFAs are used preventively and therapeutically in animal feed to produce healthy livestock. The Company believes it is the third largest manufacturer and marketer of MFAs in the world, and that certain of its MFA products have leading positions in the marketplace. The Company is also a specialty chemicals manufacturer and marketer, serving primarily the United States pressure-treated wood and chemical industries. The Company has several proprietary products, and many of the Company’s products provide critical performance attributes to customers’ products, while representing a relatively small percentage of total end-product cost.

Holding Company and HoldCo Notes
      During February 2005, PAHC Holdings Corporation (“Holdings”) was formed to hold the capital stock of PAHC, except for its Series C Preferred Stock. On February 10, 2005, Holdings issued $29.0 million aggregate principal amount of its 15% Senior Secured Notes due 2010 (the “HoldCo Notes”) in a private placement. Interest is payable at the option of Holdings in cash or pay-in-kind HoldCo Notes in its sole discretion. PAHC is not obligated for the HoldCo Notes. PAHC’s ability to make payments to Holdings is subject to the terms of PAHC’s Senior Secured Notes, its Senior Subordinated Notes, its domestic senior credit facility, and to applicable law.

      The proceeds from the sale of the HoldCo Notes were used by Holdings to make a capital contribution to PAHC to contemporaneously finance the redemption of PAHC’s Series C Preferred Stock in the amount of $26.4 million on February 28, 2005.
      On May 16, 2005, Holdings completed the exchange of its privately placed HoldCo Notes with new HoldCo Notes that have been registered with the SEC.
      Holdings was formed by the holders of all of PAHC’s capital stock, other than the holders of PAHC’s Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged all of his shares of Class A Common Stock, for the same number and class of shares of Holdings, having the same designations, relative rights, privileges and limitations as PAHC’s shares of such class (except to the extent that Holdings is a Delaware corporation and PAHC is a New York corporation). Holdings owns all the outstanding capital stock of all classes of PAHC.
      The HoldCo Notes are collateralized by all of Holdings’ assets (now consisting substantially of all the outstanding capital stock of PAHC). The HoldCo Notes and such security interest are effectively subordinated to all liabilities, including PAHC’s and its subsidiaries’ trade payables, as well as PAHC’s indenture indebtedness.

Redemption of Series C Preferred Stock
      On February 28, 2005, PAHC, Palladium Equity Partners II, LP and certain of its affiliates (“Palladium”), Holdings and the principal stockholders of Holdings entered into an agreement to redeem PAHC’s Series C Preferred Stock with respect to (i) the redemption price of $26.4 million (consisting of $19.6 million of liquidation preference and $6.8 million of equity value), (ii) amending the terms of the post-redemption redemption price adjustment set forth in the certificate of incorporation of PAHC (a) from an amount payable upon occurrence of certain capital stock transactions determined with respect to the value of the Company upon the occurrence of such capital stock transaction, to a liquidated amount of $4.0 million, payable only after the occurrence of certain capital stock transactions and the receipt by the current stockholders of PAHC, on a cumulative basis, of an aggregate of $24.0 million of dividends and distributions in respect of such capital stock transactions, and (b) to remove the one year time period for such adjustment of the redemption price, and (iii) eliminating the backstop indemnification obligation of up to $4.0 million of PAHC to Palladium incurred in connection with the sale by PAHC to Palladium in December 2003 of The Prince Manufacturing Company (“PMC”). The excess of the redemption price over the carrying value of the Series C Preferred Stock and the elimination of the backstop indemnification obligation have been reflected as adjustments to stockholder’s deficit on the consolidated balance sheet at June 30, 2005. The redemption agreement also eliminated PAHC’s agreement to pay $0.1 million per year to Palladium for certain treasury services. The Company has determined the fair value of the liability for the post-redemption redemption price adjustment to be insignificant to the consolidated financial statements, due to the uncertainty of the ultimate timing of such payment, if any. Future changes in the fair value of the liability for the post-redemption redemption price adjustment will be recorded through earnings in the period in which such change occurs.

Discontinued Operations — Wychem
      On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for cash proceeds of $4.8 million to an investor group that included the former head of the Company’s Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned 75% of Wychem through Koffolk (1949), Ltd. (Israel) and 25% through Ferro Metal and Chemical Corporation Limited (U.K.). The Company recorded a gain on the sale of Wychem of $0.5 million in 2005. Wychem was included in the Company’s All Other segment.

Belgium Plant Transactions
      On December 16, 2004, Phibro Animal Health SA (“PAH Belgium”), entered into an agreement with GlaxoSmithKline Biologicals (“GSK”) to sell to GSK substantially all of PAH Belgium’s facilities in

Rixensart, Belgium (the “Belgium Plant”). Such sale, when completed (the “Belgium Plant Transactions”), will include the following elements (U.S. dollar amounts at the June 30, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6.2 million ($7.5 million), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 0.7 million ($0.8 million) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1.5 million ($1.8 million) within six months from the closing date, EUR 1.5 million ($1.8 million) within eighteen months from the closing date, EUR 1.5 million ($1.8 million) within thirty months from the closing date, and EUR 0.5 million ($0.6 million) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 0.4 million ($0.5 million)) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.
      The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event later than June 30, 2006.
      The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.
      As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2.1 million ($2.5 million) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 5.8 million ($7.5 million) during 2005 and will record an additional EUR 3.8 million ($4.6 million) of incremental depreciation expense ratably through November 2005.
      The Company recorded accrued severance expense of EUR 10.2 million ($12.8 million) during 2005, representing the estimated total cost of severance and early-retirement programs for those employees not transferring to GSK. The expense includes $0.9 million for enhanced pension benefits agreed as part of the early-retirement program. The Company estimates $6.5 million will be payable at or around the closing date, and $6.3 million will be payable in subsequent periods.
      The Company also recorded $1.9 million of other transaction-related expense during 2005.
      The incremental depreciation expense of $7.5 million, severance expense of $12.8 million and other transaction-related expense of $1.9 million recorded in 2005 are included in cost of goods sold on the Company’s consolidated statements of operations and comprehensive income (loss).
      The Company expects to record an estimated $6.2 million of additional net expense during fiscal 2006 for employee retention agreements, plant dismantling and decommissioning, plant shutdown and other costs associated with the completion of the sale of the Belgium Plant. The estimated net expense includes an estimated $1.1 million gain from the curtailment of the Belgium pension plan. The Company estimates no material gain or loss during fiscal 2006 resulting from the sale of the Belgium Plant.
      The Company has determined that the carrying amount of the Belgium Plant at June 30, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.
      In anticipation of transferring production of virginiamycin from the Belgium Plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. Virginiamycin inventories were approximately $38.8 million and

$24.1 million at June 30, 2005 and 2004, respectively and are expected to continue to increase through November 2005, based on current production rates.

Issuance of Additional 13% Senior Secured Notes
      On December 21, 2004, PAHC completed a private placement pursuant to which PAHC (the “Parent Issuer”) and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of PAHC (the “Dutch Issuer” and together with PAHC, the “Issuers”) issued and sold 22,491 additional units consisting of $18.2 million 13% Senior Secured Notes due 2007 of the Parent Issuer (the “U.S. Notes”) and $4.3 million 13% Senior Secured Notes due 2007 of the Dutch Issuer (the “Dutch Notes” and together with the U.S. Notes, the “Additional Notes”), from which they received gross proceeds of $23.4 million. The proceeds were used to refinance indebtedness outstanding under PAHC’s domestic senior credit facility. PAHC incurred financing costs of $2.3 million in connection with the issuance of the Additional Notes. The Additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the “Indenture”) under which the Issuers previously issued 105,000 units consisting of $85.0 million aggregate principal amount of U.S. Notes and $20.0 million aggregate principal amount of Dutch Notes.
      On March 9, 2005, PAHC completed the exchange of its privately placed 127,491 units of 13% Senior Secured Notes due 2007 with 127,491 new units of 13% Senior Secured Notes due 2007 that have been registered with the SEC.

Amendment to the Domestic Senior Credit Facility
      On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, PAHC amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26.8 million for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22.5 million and for its reduction to $17.5 million on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude International Ltda. (“PAH Brazil”) or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

Prince Transactions
      Effective December 26, 2003, the Company completed the divestiture of substantially all of the business and assets of Prince Quincy, Inc. (f/k/a The Prince Manufacturing Company (“PMC”)) to a company (“Buyer”) formed by Palladium Equity Partners II, LP and certain of its affiliates (“Palladium”), and the related reduction of the Company’s preferred stock held by Palladium (collectively the “Prince Transactions”).

Segments
      Certain of the Company’s discontinued operations (MRT, La Cornubia and Wychem) were previously included in the All Other segment. Contract manufacturing, also previously included in the All Other segment, has been aggregated with the Industrial Chemicals segment due to the similar nature, management and economic characteristics of the businesses as well as common copper-based raw materials and production facilities. In addition, certain product lines previously included in the Animal Health and Nutrition segment have been included in the Distribution segment due to a change in management and marketing responsibilities. Prior years segment data have been revised for comparability.

Other Risks and Uncertainties
      The Company’s ability to fund its operating plan relies upon the continued availability of borrowing under the domestic senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company’s 2006 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due December 1 and June 1 related to its senior secured notes and its senior subordinated notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that would be available as needed. There can be no assurance the Company will be successful in any of the above-noted actions.
      The use of antibiotics in medicated feed additives is a subject of legislative and regulatory interest. The issue of potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in food-producing animals. The sale of feed additives containing antibiotics is a material portion of the Company’s business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
      The testing, manufacturing, and marketing of certain of the Company’s products are subject to extensive regulation by numerous government authorities in the United States and other countries.
      The Company has significant assets located outside of the United States, and a significant portion of the Company’s sales and earnings are attributable to operations conducted abroad.
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
      The Company’s operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company’s current and former operations and those of its subsidiaries exposes the Company and its subsidiaries to the risk of claims with respect to such matters.
Summary Consolidated Results of Continuing Operations

	Year Ended June 30,

	2005	2004	2003

	(Thousands)
Net Sales	$364,379	$354,384	$337,818
Gross profit	71,293	89,167	89,241
Selling, general and administrative expenses	66,911	63,417	63,346
Costs of non-completed transaction	—	5,261
Operating Income	4,382	20,489	25,895
Interest expense, net	25,222	20,594	17,370
Other (income) expense, net	(1,859)	(788)	1,548
Net (gain) on extinguishment of debt	—	(23,226)	—
Provision for income taxes	2,120	7,804	9,830
Income (loss) from continuing operations	$(21,101)	$16,105	$(2,853)

2005 Compared with 2004
      Net Sales of $364.4 million increased $10.0 million, or 3%. Animal Health and Nutrition sales of $278.8 million grew $15.4 million, or 6%, due to volume increases and higher average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals and Distribution segments) sales of $85.6 million decreased $5.4 million. Excluding PMC, Specialty Chemical Group sales increased by $5.7 million, or 7%, primarily due to higher average selling prices. The Specialty Chemical Group included PMC sales of $11.1 million for 2004.
      Gross Profit of $71.3 million decreased $17.9 million to 19.6% of net sales. The Belgium Plant Transactions increased costs by $22.2 million for the current period. Excluding this charge, Animal Health and Nutrition gross profit increased due to higher average selling prices and unit volumes offset in part by higher unit costs. The Specialty Chemical Group, excluding PMC, also contributed to the improvement due to expanded sales of the Company’s new copper-based wood treatment product and higher average selling prices in its Distribution segment. The Specialty Chemical Group included PMC gross profit of $3.6 million for the 2004 period.
      Gross profit included $2.0 million in the fourth quarter of 2004 due to an agreement related to the production and sale of amprolium, an anticoccidial MFA. The Company acquired the rights to sell amprolium in most international markets. In payment for the acquired rights, the Company relinquished its claims against the seller for certain purchase order commitments and agreed to pay the seller $2.1 million over a five year period.
      Selling, General and Administrative Expenses of $66.9 million increased $3.5 million. Expenses in the operating segments, excluding PMC, increased over the prior year due to higher research and development costs associated with registration trials, unfavorable foreign exchange rates, advertising and promotion expenditures and severance costs. Corporate expenses increased due to higher professional fees, costs associated with the relocation of the Company’s corporate office and lower PMC advisory fees income offset in part by the elimination of the Palladium management fee in fiscal 2004. In addition, the Company recognized additional income of $1.0 million during 2005 related to the previous sale of its etchant business during fiscal 2003. PMC expenses were $1.3 million for the 2004 period. The amortization of deferred financing costs, previously included in selling, general and administrative expenses, is now included in interest expense. Prior year amounts have been revised for comparability.
      Costs of Non-completed Transaction. During 2004, the Company incurred $5.3 million of costs in connection with a potential acquisition transaction that was not completed. The Company charged the costs to expense in its 2004 results. The costs primarily consisted of professional fees for services in connection with the transaction.
      Net Gain on Extinguishment of Debt. During 2004, the Company recorded a net gain on the extinguishment of debt of $23.2 million due to the repurchase of senior subordinated notes ($16.7 million), and the repayment of Pfizer obligations ($7.5 million) offset in part by a loss on repayment of a senior credit facility ($1.0 million).
      Operating Income of $4.4 million decreased $16.1 million due to $22.2 million of expenses for the Belgium Plant Transactions in 2005, offset in part by $5.3 million of non-completed transaction costs in 2004. Excluding the Belgium Plant Transactions and the non-completed transaction costs, operating income would have improved by $0.8 million. Operating income, excluding PMC, improved in the Specialty Chemical Group with increased gross profit offset in part by higher selling, general and administrative expenses. Operating income, excluding the Belgium Plant Transactions, declined slightly in Animal Health and Nutrition. PMC contributed $2.3 million for the 2004 period offset in part by the elimination of the $1.1 million Palladium management fee.
      Interest Expense, Net of $25.2 million increased $4.6 million from the 2004 period, primarily due to higher average interest rates and also higher borrowing levels associated with the issuance of the Company’s senior secured notes. The amortization of deferred financing costs was $3.0 million and $2.1 million for 2005 and 2004, respectively.

      Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses. In addition, the Company recorded gains of $0.8 million on the sale of its Wilmington, Illinois property and $0.7 million on the redemption of its preferred stock investment in Penick Holding Company.
      Income Taxes of $2.1 million were recorded on a consolidated pre-tax loss of $19.0 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.
2004 Compared with 2003
      Net Sales of $354.4 million increased $16.6 million, or 5%. Animal Health and Nutrition sales of $263.4 million grew $15.2 million, or 6%, due to volume increases. Specialty Chemical Group (comprised of the Industrial Chemicals and Distribution segments) sales of $91.0 million increased $1.4 million, or 2%, primarily due to volume increases in all segments, offset by a decrease in PMC sales. The Specialty Chemical group included PMC sales of $11.1 million and $22.3 million for 2004 and 2003, respectively.
      Gross Profit of $89.2 million decreased $0.1 million to 25.2% of net sales, compared with 26.4% in 2003. Animal Health and Nutrition gross profit decreased due to lower average selling prices and unfavorable currency related to the effect of the Euro on Belgium manufacturing costs. Improvements in the Specialty Chemical Group partially offset the Animal Health and Nutrition decline. The Specialty Chemical Group included PMC gross profit of $3.6 million and $6.2 million, respectively, for the 2004 and 2003 periods.
      Gross profit included $2.0 million in the fourth quarter of 2004 due to an agreement related to the production and sale of amprolium, an anticoccidial MFA. The Company acquired the rights to sell amprolium in most international markets. In payment for the acquired rights, the Company relinquished its claims against the seller for certain purchase order commitments and agreed to pay the seller $2.1 million over a five year period.
      Selling, General and Administrative Expenses of $63.4 million increased $0.1 million. Expenses in the operating segments, excluding PMC, approximated the prior year primarily due to lower environmental and severance accruals offset in part by unfavorable foreign exchange rates. Corporate expenses in 2004 reflect the elimination of the Palladium annual management fee of $2.25 million as of December 31, 2003 and income of $0.5 million from the PMC Advisory fee. Corporate expenses increased in 2004 due to higher insurance costs offset by lower benefit charges. Corporate expenses in 2003 included vitamin settlement income of $3.0 million. PMC expenses were $1.3 million and $2.6 million for 2004 and 2003, respectively. The amortization of deferred financing costs, previously included in selling, general and administrative expenses, is now included in interest expense. Prior year amounts have been revised for comparability.
      Costs of Non-completed Transaction. During 2004, the Company incurred $5.3 million of costs in connection with a potential acquisition transaction that was not completed. The Company has charged the costs to expense in its 2004 results. The costs primarily consisted of professional fees for services in connection with the transaction.
      Net Gain on Extinguishment of Debt. During 2004, the Company recorded a net gain on the extinguishment of debt of $23.2 million due to the repurchase of senior subordinated notes ($16.7 million), and the repayment of Pfizer obligations ($7.6 million) offset in part by a loss on repayment of a senior credit facility ($1.0 million).
      Operating Income of $20.5 million decreased $5.4 million to 5.7% of sales. The decrease was primarily due to the non-completed transaction costs described above. In addition, gross profit declined in the Animal Health and Nutrition segment but was offset in part by improved operating performance of the Specialty Chemical group. PMC contributed $2.3 million and $3.6 million for 2004 and 2003, respectively.

      Interest Expense, Net of $20.6 million increased $3.2 million from the prior year, primarily due to higher borrowing levels and also higher average interest rates associated with the issuance of the Company’s Senior Secured Notes. The amortization of deferred financing costs was $2.1 million and $1.2 million for 2004 and 2003, respectively.
      Other (Income) Expense, Net of ($0.8) million improved in comparison with $1.5 million of expense in 2003. During 2004, the Company’s Phibro-Tech subsidiary received $1.0 million in exchange for the sale of certain assets related to the manufacture and sale of ferric chloride from its plant in Joliet, Illinois and recognized a net gain of $0.7 million. The balance of other (income) expense principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.
      Income Taxes of $7.8 million were 33% of consolidated pre-tax income of $23.9 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.
Operating Segments
      The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk (1949) Ltd. and Planalquimica. The Industrial Chemicals segment manufacturers and markets specialty chemicals for use in the pressure treated wood and chemical industries and contract manufacturing of crop protection chemicals, and includes Phibro-Tech and, until its divestiture, PMC. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations. Due to the divestiture of PMC in December 2003, PMC’s results are shown separately for comparability.
      Certain of the Company’s discontinued operations (MRT, La Cornubia and Wychem) were previously included in the All Other segment. Contract manufacturing, also previously included in the All Other segment, has been aggregated with the Industrial Chemicals segment due to the similar nature, management and economic characteristics of the businesses as well as common copper-based raw materials and production facilities. In addition, certain product lines previously included in the Animal Health and Nutrition segment have been included in the Distribution segment due to a change in management and marketing responsibilities. Prior years segment data has been revised for comparability.

	Year Ended June 30,

	2005	2004	2003

	(Thousands)
Net Sales
Animal Health & Nutrition	$278,837	$263,417	$248,262
Industrial Chemicals — ex PMC	52,305	46,984	34,708
Industrial Chemicals — PMC	—	11,118	22,332
Distribution	33,237	32,865	32,516

	$364,379	$354,384	$337,818

Operating Income
Animal Health & Nutrition	$10,073	$32,605	$37,325
Industrial Chemicals — ex PMC	4,835	2,291	(5,589)
Industrial Chemicals — PMC	—	2,278	3,579
Distribution	4,671	3,602	4,354
Corporate expenses and adjustments	(15,197)	(20,287)	(13,774)

	$4,382	$20,489	$25,895

Operating Segments 2005 Compared to 2004

Animal Health and Nutrition
      Net Sales of $278.8 million increased $15.4 million, or 6%. MFA net sales increased by $6.5 million. Revenues were higher primarily for antibiotics but were offset in part by lower sales of anticoccidials. The increase in MFA revenues was due to higher unit volumes and favorable currency effect on international sales offset in part by lower average selling prices. NFA net sales increased by $8.9 million principally due to higher average selling prices and volume increases. NFA sales were notably higher for the Company’s specialty products, trace mineral premixes and other feed ingredient products.
      Operating Income of $10.1 million decreased $22.5 million from the 2004 period. Operating income, excluding costs relating to the Belgium Plant Transactions of $22.2 million, declined slightly due to higher selling, general and administrative expenses and manufacturing costs offset in part by higher average selling prices and sales unit volumes.

Specialty Chemicals Group
      Industrial Chemicals net sales of $52.3 million, increased $5.3 million, or 11% excluding PMC. Sales of copper-related products to the wood treatment markets increased due to new copper based wood treatment products and higher sales of other specialty copper products arising from capacity expansion. Revenues for contract manufacturing increased due to higher average selling prices and increased volumes. PMC, divested in December 2003, generated revenues of $11.1 million for the 2004 period. Operating income, excluding PMC, of $4.8 million improved by $2.5 million from the 2004 period. This improvement was due to new product introductions and savings from previously implemented headcount reductions and facility restructurings. PMC provided operating income of $2.3 million for the 2004 period.
      Distribution net sales of $33.2 million increased $0.4 million. Higher domestic unit volumes and average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $4.7 million improved by $1.1 million from the 2004 period due to increased sales of higher margin products. As a percentage of sales, operating income was 14% and 11% in 2005 and 2004, respectively.
Operating Segments 2004 Compared to 2003

Animal Health and Nutrition
      Net Sales of $263.4 million increased $15.2 million, or 6%. MFA net sales decreased by $7.3 million. Revenues were lower primarily for anticoccidials but were offset in part by higher sales of other medicated feed additives. Sales of anticoccidial products were lower due to contract negotiations with a major customer that were completed in the fourth quarter of 2004. The decrease in MFA revenues also was due to lower average selling prices offset in part by favorable currency effect on international sales. NFA net sales increased by $22.5 million, principally due to volume increases in core inorganic minerals, trace mineral premixes and other ingredients.
      Operating Income of $32.6 million decreased $4.7 million, or 13%. Operating income declined due to product mix, higher cost of goods reflecting the stronger Euro’s effect on Belgian manufacturing cost and unfavorable currency effects on international selling, general and administrative expense. Lower average selling prices also contributed to the decrease. Operating income increased $2.0 million in the fourth quarter of 2004 due to an agreement related to the production and sale of amprolium, an anticoccidial MFA.

Specialty Chemicals Group
      Industrial Chemicals net sales of $47.0 million, excluding PMC, increased $12.3 million, or 35%. Sales of copper related products to the wood treatment markets increased due to the introduction of new copper based wood treatment chemicals which offset the divestiture of the Company’s Eastern United States etchant business in mid 2003. The Company continues its existing etchant business at one remaining facility. Revenues for contract manufacturing improved due to increased volumes and average selling prices. PMC, divested in December 2003, generated revenues of $11.1 million and $22.3 million for 2004 and 2003, respectively. Operating income of $2.3 million improved by $7.9 million from the prior year. This improvement was due to new product introductions and savings from headcount reductions and facility restructurings. Operating income also improved due to higher revenues and increased margins on contract manufacturing. PMC provided operating income of $2.3 million and $3.6 million for 2004 and 2003, respectively.
      Distribution net sales of $32.9 million increased $0.3 million, or 1%. Higher sales volumes in Europe were offset in part by lower domestic unit volumes and lower average selling prices. Distribution operating income of $3.6 million decreased $0.8 million from the prior year. As a percentage of sales, operating income was 11% and 13% in 2004 and 2003, respectively.
Discontinued Operations
      On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for cash proceeds of $4.8 million to an investor group that included the former head of the Company’s Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned 75% of Wychem through Koffolk (1949), Ltd. (Israel) and 25% through Ferro Metal and Chemical Corporation Limited (U.K.). The Company recorded a gain on the sale of Wychem of $0.5 million in 2005. Wychem was included in the Company’s All Other segment.
      During 2004, the Company shut down its operations at La Cornubia and divested MRT. During 2003, the Company shut down or divested Odda Smelteverk (Norway), and Carbide Industries (U.K.). These businesses have been classified as discontinued operations. The Company’s consolidated financial statements have been reclassified to report separately the operating results and cash flows of the discontinued operations.

	Year Ended June 30, 2005

	Odda/Carbide	MRT	LaCornubia	Wychem	Total

Net Sales	$—	$—	$—	$4,431	$4,431

Operating Income	$—	$—	$—	940	$940
Other Expense (Income), net	—	—	—	6	6
Provision (benefit) for income tax	—	—	—	263	263

Net Income from discontinued operations	$—	$—	$—	$671	$671

Depreciation and Amortization	$—	$—	$—	$344	$344

	Year Ended June 30, 2004

	Odda/Carbide	MRT	LaCornubia	Wychem	Total

Net Sales	$—	$3,327	$13,918	$3,890	$21,135

Operating Loss	$—	$(124)	$(1,491)	631	$(984)
Interest Expense, net	—	—	94	—	94
Other Expense (Income), net	—	—	(102)	7	(95)
Provision (benefit) for income tax	—	—	18	165	183

Net Income (loss) from discontinued operations	$—	$(124)	$(1,501)	$459	$(1,166)

Depreciation and Amortization	$—	$—	$400	$419	$819

	Year Ended June 30, 2003

	Odda/Carbide	MRT	LaCornubia	Wychem	Total

Net Sales	$11,217	$18,671	$13,479	$3,928	$47,295

Operating Loss	$(13,462)	$(3,454)	$(359)	775	$(16,500)
Interest Expense, net			60		60
Other Expense (Income), net	(2,327)	—	(389)	(9)	(2,725)
Provision (benefit) for income tax	(58)	—	16	230	188

Net Income (loss) from discontinued operations	$(11,077)	$(3,454)	$(46)	$554	$(14,023)

Depreciation and Amortization	$894	$1,309	$359	$364	$2,926

      Mineral Resource Technologies, Inc. (“MRT”). In August 2003, the Company divested MRT for net proceeds, after transaction costs, of approximately $13.8 million. MRT was included in the Company’s All Other segment.
      La Cornubia. On June 30, 2004, one of the Company’s French subsidiaries, La Cornubia SA (“La Cornubia”), filed for bankruptcy under the insolvency laws of France. The Company believes that, as a result of the bankruptcy filing by La Cornubia, it is possible that LC Holding S.A. (“LC Holding”), La Cornubia’s parent, a holding company with no assets except for its investment in La Cornubia, may also file for bankruptcy in France. The Company does not believe that La Cornubia’s bankruptcy filing, nor the possible bankruptcy filing by LC Holding, will have a material adverse effect on its financial condition or results of operations.
Liquidity and Capital Resources
      Net Cash Provided (Used) by Operating Activities. Cash provided (used) by operations for 2005 and 2004 was ($6.3) million and $2.9 million, respectively. Cash used was due to higher working capital requirements. The Company is currently increasing inventory levels of virginiamycin to enhance future supply flexibility and reduce cost as part of the planned exit of the Belgium Plant. Total inventories increased by $14.3 million in the current fiscal year. In addition, the Company paid $4.0 million of costs related to a non-completed transaction that was charged to expense in fiscal 2004.
      Net Cash Provided by Investing Activities. Net cash provided by investing activities for 2005 and 2004 was $0.0 million and $9.1 million, respectively. Capital expenditures of $7.5 million and $6.1 million for 2005 and 2004, respectively, were for new product capacity, for maintaining the Company’s existing asset base and for environmental, health and safety projects. Discontinued operations, primarily from the sale of Wychem and MRT, provided funds of $4.8 million and $14.8 million in 2005 and 2004, respectively. Proceeds from sales of fixed assets and other investing activities accounted for the remainder of cash provided by investing activities in 2005 and 2004, respectively.
      Net Cash Provided (Used) by Financing Activities. Net cash provided (used) by financing activities for 2005 and 2004 was $13.8 million and ($17.8) million, respectively. For 2005, proceeds from long-term debt reflect the issuance of additional 13% Senior Secured Notes and borrowings of Koffolk Israel. The decrease in short-term debt is due to the reduced outstanding balance of the domestic senior credit facility primarily funded from proceeds of additional long-term debt. Payments of long-term debt reflect the repayments of Koffolk Israel borrowings. The Company used $26.4 million of capital contribution from Holdings to redeem for $26.4 million, the remaining Series C Preferred Stock.
      Working Capital and Capital Expenditures. Working capital as of June 30, 2005 was $78.8 million compared to $54.4 million at June 30, 2004, an increase of $24.4 million. The fiscal 2005 increase in working capital primarily was due to higher inventory levels and to reduced short-term debt levels related to the issuance of new long-term debt.

      The Company anticipates spending approximately $18.0 million for capital expenditures in fiscal 2006, primarily for expansion of virginiamycin production capacity at the Brazil facility and to cover the Company’s asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.
      Liquidity. At June 30, 2005 the amount of credit extended under PAHC’s domestic senior credit facility totaled $8.0 million under the working capital facility and $11.0 million under the letter of credit facility, and PAHC had $9.5 million available under the working capital facility. In addition, certain of PAHC’s foreign subsidiaries also had availability totaling $7.2 million under their respective loan agreements.
      As of September 24, 2004, PAHC amended its domestic senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities to $32.5 million; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17.5 million; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5.3 million for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336,000; and (v) establish covenant EBITDA levels for the periods ending after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and (iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for item (v).
      On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, PAHC amended the domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26.8 million for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22.5 million and for its reduction to $17.5 million on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.
      PAHC’s domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the consolidated balance sheet.
      The Company’s ability to fund its operating plan depends upon the continued availability of borrowing under its domestic senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company expects adequate liquidity throughout 2006, with periods of reduced availability around the dates of the semi-annual interest payments due December 1 and June 1 related to its Senior Secured Notes and Senior Subordinated Notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. There can be no assurance the Company will be successful in any of the above-noted actions.
      As of June 30, 2005, PAHC was in compliance with the financial covenants of its domestic senior credit facility. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on PAHC’s assets, guarantees, dividend payments, redemption or purchase of PAHC’s stock, sale of subsidiaries’ stock, disposition of assets, investments, and mergers and acquisitions.
      The Company’s contractual obligations (in millions) at June 30, 2005 mature as follows:

	Years

		Over	Over
	Within 1	1 to 3	3 to 5	Over 5	Total

	(Dollars in millions)
Loans payable to banks	$8.0	$—	$—	$—	$8.0
Long-term debt (including current portion)	1.6	176.5	—	—	178.1
Interest payments	22.1	34.9	—	—	57.0
Lease commitments	1.5	2.6	1.8	1.7	7.6
Acquisition of rights	0.5	0.7	0.2	—	1.4

Total contractual obligations	$33.7	$214.7	$2.0	$1.7	$252.1

      A significant portion of the Company’s debt becomes due in December, 2007 and June 2008. The Company anticipates that it will refinance these obligations prior to maturity.
Supplemental Information (Unaudited)
      The Company shut down Odda and divested Carbide during 2003, sold MRT in August 2003, shut down La Cornubia in June 2004 and sold Wychem in April 2005. These businesses have been classified as discontinued operations. The Company’s consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations. In addition, the Company completed the Prince Transactions in December 2003, including the divestiture of PMC and the termination of management fees to the Palladium Investors.
      To facilitate quarterly comparisons, the following unaudited statements present the quarterly operating results of continuing operations, for each quarter of the fiscal years ended June 30, 2005, 2004 and 2003. Amounts are in thousands.

	Quarters Ended
					Year Ended
	Sept 30,	Dec 31,	March 31,	June 30,	June 30,
	2004	2004	2005	2005	2005

Net sales:
Animal Health & Nutrition	$65,342	$69,952	$68,405	$75,138	$278,837
Industrial Chemicals	13,430	13,205	13,412	12,258	52,305
Distribution	8,125	8,860	8,438	7,814	33,237

Total net sales	86,897	92,017	90,255	95,210	364,379
Cost of goods sold	64,727	68,915	67,132	70,121	270,895
Belgium Plant Transactions costs	—	9,536	4,372	8,283	22,191

Gross profit	22,170	13,566	18,751	16,806	71,293
Selling, general and administrative expenses	15,838	16,914	17,019	17,140	66,911

Operating income (loss):
Animal Health & Nutrition	7,625	7,610	7,529	9,500	32,264
Belgium Plant Transactions costs	—	(9,536)	(4,372)	(8,283)	(22,191)
Industrial Chemicals	1,191	979	1,371	1,294	4,835
Distribution	1,054	1,202	1,158	1,257	4,671
Corporate Expenses	(3,575)	(3,892)	(3,895)	(4,120)	(15,482)
Eliminations	37	289	(59)	18	285

Total operating income (loss)	6,332	(3,348)	1,732	(334)	4,382
Other:
Interest expense	5,837	6,062	6,757	6,686	25,342
Interest (income)	(25)	(33)	(19)	(43)	(120)
Other expense, net	24	(792)	77	(1,168)	(1,859)

Income (loss) from continuing operations before income taxes	496	(8,585)	(5,083)	(5,809)	(18,981)
Provision for income taxes	844	(918)	773	1,421	2,120

Income/(loss) from continuing operations	(348)	(7,667)	(5,856)	(7,230)	(21,101)
Discontinued operations:
Income (loss) from operations (net of income taxes)	207	96	272	96	671
Gain (loss) on disposal (net of income taxes)	—	—	—	765	765

Net income/(loss)	$(141)	$(7,571)	$(5,584)	$(6,369)	$(19,665)

Depreciation and amortization from continuing operations:
Animal Health & Nutrition	$2,195	$2,172	$2,208	$2,201	$8,776
Belgium Plant Transactions costs	—	533	3,095	3,839	7,467
Industrial Chemicals	403	413	374	407	1,597
Distribution	2	6	6	6	20
Corporate Expenses	64	52	63	67	246

Total depreciation and amortization	$2,664	$3,176	$5,746	$6,520	$18,106

	Quarters Ended
					Year Ended
	Sept 30,	Dec 31,	March 31,	June 30,	June 30,
	2003	2003	2004	2004	2004

Net sales:
Animal Health & Nutrition	$59,290	$68,354	$64,240	$71,533	$263,417
Industrial Chemicals — ex PMC	10,579	9,786	13,241	13,378	46,984
Industrial Chemicals — PMC	5,683	5,435	—	—	11,118
Distribution	8,490	7,989	8,495	7,891	32,865

Total net sales	84,042	91,564	85,976	92,802	354,384
Cost of goods sold	63,016	69,401	63,246	69,554	265,217

Gross profit	21,026	22,163	22,730	23,248	89,167
Selling, general and administrative expenses	15,324	16,150	15,406	16,537	63,417
Costs of non-completed transaction	—	—	—	5,261	5,261

Operating income (loss):
Animal Health & Nutrition	6,731	7,587	8,147	10,140	32,605
Industrial Chemicals — ex PMC	304	145	1,390	452	2,291
Industrial Chemicals — PMC	1,213	1,065	—	—	2,278
Distribution	1,010	760	1,012	820	3,602
Corporate Expenses	(3,076)	(3,619)	(3,518)	(3,774)	(13,987)
Eliminations	82	638	293	(927)	86
Palladium management fee	(562)	(563)	—	—	(1,125)
Costs of non-completed transaction	—	—	—	(5,261)	(5,261)

Total operating income (loss)	5,702	6,013	7,324	1,450	20,489
Other:
Interest expense	4,234	5,062	5,516	5,912	20,724
Interest (income)	(242)	168	(43)	(13)	(130)
Other expense, net	(586)	126	(134)	(194)	(788)
Net (gain) on extinguishment of debt	—	(23,226)	—	—	(23,226)

Income (loss) from continuing operations before income taxes	2,296	23,883	1,985	(4,255)	23,909
Provision for income taxes	800	2,819	2,126	2,059	7,804

Income/(loss) from continuing operations	1,496	21,064	(141)	(6,314)	16,105
Discontinued operations:
Income (loss) from operations (net of income taxes)	(472)	222	(254)	(662)	(1,166)
Gain (loss) on disposal (net of income taxes)	231	—	—	(2,320)	(2,089)

Net income/(loss)	$1,255	$21,286	$(395)	$(9,296)	$12,850

Depreciation and amortization from continuing operations:
Animal Health & Nutrition	$2,029	$2,059	$2,086	$2,089	$8,263
Industrial Chemicals — ex PMC	406	395	403	432	1,636
Industrial Chemicals — PMC	243	244	—	—	487
Distribution	3	4	3	1	11
Corporate Expenses	71	63	62	65	261

Total depreciation and amortization	$2,752	$2,765	$2,554	$2,587	$10,658

	Quarters Ended
					Year Ended
	Sept 30,	Dec 31,	March 31,	June 30,	June 30,
	2002	2002	2003	2003	2003

Net sales:
Animal Health & Nutrition	$59,277	$65,943	$62,373	$60,669	$248,262
Industrial Chemicals — ex PMC	9,056	7,210	9,015	9,427	34,708
Industrial Chemicals — PMC	5,756	5,285	5,743	5,548	22,332
Distribution	8,795	7,904	7,914	7,903	32,516

Total net sales	82,884	86,342	85,045	83,547	337,818
Cost of goods sold	60,977	62,756	62,527	62,317	248,577

Gross profit	21,907	23,586	22,518	21,230	89,241
Selling, general and administrative expenses	15,134	15,461	17,046	15,705	63,346

Operating income (loss):
Animal Health & Nutrition	9,024	11,165	8,851	8,285	37,325
Industrial Chemicals — ex PMC	(1,022)	(1,767)	(1,498)	(1,302)	(5,589)
Industrial Chemicals — PMC	1,127	901	839	712	3,579
Distribution	1,146	1,230	951	1,027	4,354
Corporate Expenses	(2,773)	(3,146)	(3,023)	(2,604)	(11,546)
Eliminations	(167)	305	(86)	(30)	22
Palladium management fee	(562)	(563)	(562)	(563)	(2,250)

Total operating income (loss)	6,773	8,125	5,472	5,525	25,895
Other:
Interest expense	4,767	3,935	4,259	4,494	17,455
Interest (income)	(126)	31	(39)	49	(85)
Other expense, net	1,155	235	208	(50)	1,548

Income (loss) from continuing operations before income taxes	977	3,924	1,044	1,032	6,977
Provision for income taxes	416	1,348	520	7,546	9,830

Income/(loss) from continuing operations	561	2,576	524	(6,514)	(2,853)
Discontinued operations:
Income (loss) from operations (net of income taxes)	(718)	(10,411)	(1,454)	(1,440)	(14,023)
Income (loss) on disposal (net of income taxes)	—	—	(1,342)	659	(683)

Net income/(loss)	$(157)	$(7,835)	$(2,272)	$(7,295)	$(17,559)

Depreciation and amortization from continuing operations:
Animal Health & Nutrition	$1,892	$1,920	$1,890	$1,988	$7,690
Industrial Chemicals — ex PMC	587	699	498	164	1,948
Industrial Chemicals — PMC	232	239	240	245	956
Distribution	3	3	2	4	12
Corporate Expenses	77	101	104	98	380

Total depreciation and amortization	$2,791	$2,962	$2,734	$2,499	$10,986

Critical Accounting Policies
      Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
      Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include reserves for bad debts, inventory obsolescence, environmental matters, depreciation and amortization periods of long-lived assets, recoverability of long-lived assets, realizability of deferred tax assets and actuarial assumptions related to the Company’s pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements.
New Accounting Pronouncements
      During the year, the Financial Accounting Standards Board released several new standards. These standards will be adopted by the Company during fiscal 2006 and are discussed in the Note 2 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
      The Company has not entered into any off-balance sheet arrangements.
Effect of Inflation
      Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company’s business over the last two years.
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
      The Company’s debt portfolio is comprised of fixed rate and variable rate debt of approximately $186.2 million as of June 30, 2005. Approximately 4% of the debt is variable and would be interest rate sensitive. For further details, see Note 12 to the Consolidated Financial Statements of the Company.

      For the purposes of the sensitivity analysis, an immediate 10% change in interest rates would not have a material impact on the Company’s cash flows and earnings over a one year period.
      As of June 30, 2005, the fair value of the Company’s senior secured and senior subordinated notes are estimated based on quoted market rates at $182.0 million and the related carrying amount is $175.5 million.

Foreign Currency Exchange Rates — Translation Risk
      The Company’s substantial foreign operations expose it to risk of exchange rate fluctuations. Financial position and results of operations of the Company’s international subsidiaries generally are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ deficit. Income statement accounts are translated at the average rates of exchange prevailing during the year.
      Koffolk and Planalquimica operate primarily in U.S. dollars. The U.S. dollar is designated as the functional currency for these businesses and translation gains and losses are included in determining net income or loss.
      Foreign currency transaction gains and losses primarily arise from short-term intercompany balances. Net foreign currency transaction and translation (gains) losses were $(0.3) million, $(0.1) million and $0.8 million for 2005, 2004 and 2003, respectively, and were included in other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

Foreign Currency Exchange Rate — Transaction Risk
      A significant portion of the financial results of the Company is derived from activities conducted outside the U.S. and denominated in currencies other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Exchange rate risks are reduced, however, by the diversity of the Company’s foreign operations and the fact that international activities are not concentrated in any single non-U.S. currency. Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. From time to time, the Company may cover known and anticipated operating exposures by using purchased foreign currency exchange option and forward contracts. The primary currencies for which the Company has foreign currency exchange rate exposure are the Euro and the Brazilian Real.
      The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined for these purposes as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. The Company does not believe that an instantaneous 10% adverse movement in foreign currency rates from their levels at June 30, 2005, with all other variables held constant, would have a material effect on the Company’s results of operations, financial position or cash flows.

Commodity Price Risk
      The Company purchases certain raw materials, such as copper, under short-term supply contracts. The purchase prices thereunder are generally determined based on prevailing market conditions. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at June 30, 2005 would not be material when compared to the Company’s operating results and financial position.
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
Certain Factors Affecting Future Operating Results

Forward-Looking Statements
      This Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.
      Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	our substantial leverage and potential inability to service our debt

•	our dependence on distributions from our subsidiaries

•	risks associated with our international operations and significant foreign assets

•	our dependence on our Israeli operations

•	competition in each of our markets

•	potential environmental liability

•	potential legislation affecting the use of medicated feed additives

•	extensive regulation by numerous government authorities in the United States and other countries

•	our reliance on the continued operation and sufficiency of our manufacturing facilities, including the transition of virginiamycin production from our Belgium to our Brazil facility.

•	our reliance upon unpatented trade secrets

•	the risks of legal proceedings and general litigation expenses

•	potential operating hazards and uninsured risks

•	the risk of work stoppages

•	our dependence on key personnel
      See also the discussion under “Risks, Uncertainties and Liquidity” in Note 2 of our Consolidated Financial Statements included in this Report.
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

Item 9B.	Other Information
      No response required.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Set forth below is certain information with respect to our directors and executive officers.

Name	Age	Position

Jack C. Bendheim	58	Chairman of the Board of Directors; President
Gerald K. Carlson	62	Chief Executive Officer
Marvin S. Sussman	58	Vice Chairman of the Board of Directors and President, Prince Agri
James O. Herlands	63	Director and Executive Vice President
Richard G. Johnson	56	Chief Financial Officer
Daniel M. Bendheim	33	President, Specialty Chemicals Group(1)
Steven L. Cohen	61	Vice President, General Counsel and Secretary
Keith R. Collins	50	President, Animal Health Division(2)
Daniel A. Welch	55	Senior Vice President, Human Resources
Sam Gejdenson	57	Director, Noteholder Representative
Mary Lou Malanoski	48	Director

(1)	William A. Mathison, the former President, Specialty Chemicals Group, retired in August 2004.

(2)	David G. McBeath, the former President, Animal Health Group, returned, as planned, to his private consulting business in December 2004.
      Peter A. Joseph and Marco Rodriguez served on PAHC’s board of directors as designees of the holders of Series C Preferred Stock of PAHC. Upon the redemption of the Series C Preferred Stock by PAHC on February 28, 2005, Messrs. Joseph and Rodriguez tendered their resignations from the board effective February 28, 2005.
      Jack C. Bendheim Chairman of the Board of Directors and President. Mr. Bendheim has been President since 1988. He was Chief Operating Officer from 1988 to 1998, and was Chief Executive Officer from 1998 to May 2002. He has been a director since 1984. Mr. Bendheim joined us in 1969 and served as Executive Vice President and Treasurer from 1983 to 1988 and as Vice President and Treasurer from 1975 to 1983. Mr. Bendheim is also a director of The Berkshire Bank in New York, New York, and Empire Resources, Inc., a metals distribution company in Fort Lee, New Jersey.
      Gerald K. Carlson Chief Executive Officer. Mr. Carlson joined us in May 2002 and has served as our Chief Executive Officer since then. Prior to joining us, Mr. Carlson served as the Commissioner of Trade and Development for the State of Minnesota from January 1999 to March 2001. Mr. Carlson served as Senior Vice President — Corporate Planning and Development from June 1996 to his retirement in October 1998 from Ecolab, Inc. During his thirty-two year career at Ecolab, Mr. Carlson also served as Senior Vice President of International as well as Senior Vice President and General Manager — Institutional North America.
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
      James O. Herlands Director and Executive Vice President. Mr. Herlands joined us in 1964. Since then, he has served in various capacities in sales/marketing and purchasing. He has been a director since 1988 and served as President of our PhibroChem division since 1992. In addition, Mr. Herlands has served as our Executive Vice President since 1988. Mr. Herlands is the first cousin of Jack Bendheim.

      Richard G. Johnson Chief Financial Officer. Mr. Johnson joined us in September 2002 and has served as our Chief Financial Officer since then. Prior to joining us, Mr. Johnson served as Director of Financial Management for Laserdyne Prima, Inc. from 2001 to 2002 and as Vice President — Planning and Control, Latin America for Ecolab, Inc. from 1992 to 1999. In addition, Mr. Johnson served in various senior financial positions at Ecolab over a fifteen year period.
      Daniel M. Bendheim President, Specialty Chemicals Group. Mr. Bendheim joined us in 1998. In 2001 he was appointed Vice President of Business Development, and was appointed to his current position of President, Specialty Chemicals Group in September, 2004. Prior to joining us, Mr. Bendheim worked as an analyst at SouthCoast Capital. Mr. Bendheim received a JD from Harvard Law School in 1996 and a BA from Yeshiva University in 1993. Mr. Bendheim is a son of Jack Bendheim.
      Steven L. Cohen Vice President, General Counsel and Secretary. Mr. Cohen joined us in October 2000 and has served as our Vice President — Regulatory and General Counsel since then. Prior to joining us, Mr. Cohen was, from 1997 to 2000, General Counsel of Troy Corporation, a multi-national chemical company. From 1994 to 1997, Mr. Cohen was in the private practice of law.
      Keith R. Collins President, Animal Health Division. Mr. Collins joined us in August 2004 and was initially accountable for Business Development, Latin American and European Operations for the Animal Health Division. Mr. Collins was appointed President of the Animal Health Division on January 1, 2005. Prior to joining us Mr. Collins served as Director, Global Marketing, Large Animal Global Enterprise, Merial Limited from 2002 to 2004 and Director of Business Development, Merial Limited from 2001 to 2002. Prior to this Mr. Collins was Area Director, North and Eastern Europe based in Holland for Intervet Limited. Mr. Collins has spent 30 years of his career in the animal health industry.
      Daniel A. Welch Senior Vice President Human Resources. Mr. Welch joined us on August 9, 2004. Prior to joining us, he was Director of Human Resources for Pfizer Inc. since 2001. From 1998 to 2001, Mr. Welch was the President of Value Growth Dynamics, LLC, a consulting firm focused on strategic change.
      Sam Gejdenson Director. From 1981 to 2000, Congressman Sam Gejdenson served eastern Connecticut in the U.S. House of Representatives. Mr. Gejdenson was the senior Democrat on the House International Relations Committee. He received an A.S. degree from Mitchell College in New London, Connecticut in 1968 and a B.A. from the University of Connecticut in Storrs, Connecticut in 1970. In 1974, he was elected to the Connecticut House of Representatives, serving two terms before accepting a post in the administration of Connecticut Governor Ella T. Grasso. Mr. Gejdenson is now involved in international trade in his own company Sam Gejdenson International.
      Mary Lou Malanoski Director. Ms. Malanoski currently serves as a Managing Director at Morgan Joseph & Co. Inc. From 1994 until June 2001, Ms. Malanoski served as Managing Director and Chief Financial Officer of New Street Advisors LP, a private equity firm that she co-founded. Ms. Malanoski began her career at Drexel Burnham Lambert in 1980 in the Corporate Finance Department. She subsequently served in various positions, finally serving as Managing Director in the Mergers and Acquisitions Department and Chair of the Corporate Finance Underwriting Commitment Committee. Following Drexel’s bankruptcy filing in 1990, Ms. Malanoski was responsible for formulating the firm’s plan of reorganization, which was successfully consummated in 1992. She remained at the reorganized firm, which was renamed New Street Capital Corp., as a Managing Director responsible for many of the firm’s merchant banking investments. Following New Street Capital’s sale in 1994, Ms. Malanoski co-founded New Street Advisors.
Board Composition
      Since the redemption of the Series C Preferred Stock of PAHC on February 28, 2005, PAHC’s entire Board of Directors consists of five members, all of whom are currently designated and serving as directors. PAHC’s Board of Directors is elected annually, and PAHC’s directors hold office until the next annual meeting of our shareholders or until their successors are elected and qualified. Each officer serves at the discretion of the Board of Directors.

Compensation of Directors
      Except for the payment of $50,000 annually to Mr. Sam Gejdenson, the director of PAHC designated by the holders of the Senior Secured Notes of PAHC, none of PAHC’s directors receive any cash compensation for service on PAHC’s Board of Directors. Directors may be reimbursed for certain expenses in connection with attendance at board meetings, however. We have entered into certain transactions with certain of the directors. See “Certain Relationships and Related Transactions.”
Code of Ethics
      PAHC’s Board of Directors has not adopted a code of ethics applicable to our principal executive, financial or accounting officers. Such Board of Directors believes that our current internal control procedures and business practices are adequate to promote honest and ethical conduct and to deter wrongdoing by these executives.
Committees of the Board of Directors
      We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act and are therefore not required to have an audit committee comprised of independent directors. We currently do not have an audit committee and PAHC’s Board of Directors has determined that PAHC does not need to have an audit committee financial expert. The Board of Directors believes that each of its members has the requisite financial background, experience, and knowledge to fulfill the duties and obligations that an audit committee would have, and therefore does not believe that it is necessary at this time to search for a person who would qualify as an audit committee financial expert.
      PAHC’s Board of Directors has not created any committees other than a compensation committee.
      The duties of the Compensation Committee of the Board of Directors of PAHC are to recommend to the Board of Directors of PAHC a compensation program, including incentives, for the Chief Executive Officer and other senior officers of PAHC for approval by the full Board of Directors of PAHC.
      The current members of the Compensation Committee of PAHC are Mr. Jack C. Bendheim and Mr. Gejdenson.

Item 11.	Executive Compensation
      The following table sets forth the compensation recorded by us and our subsidiaries for services during fiscal 2005, 2004, and 2003 to our Chief Executive Officer and to the next four most highly compensated executive officers:

		Annual Compensation

				Other Annual		All Other
Name and Principal Position	Year	Salary	Bonus(7)	Compensation		Compensation(1)

Jack C. Bendheim	2005	$1,650,000	$300,000	$—		$2,100
Chairman of the Board; President	2004	1,650,000	—	—		2,050
	2003	1,650,000	—	150,000	(2)	6,500
Gerald K. Carlson(3)	2005	500,000	544,000	24,000		2,642
Chief Executive Officer	2004	500,000	500,000	24,000		1,458
	2003	500,000	575,000	24,000		—
Marvin S. Sussman(4)	2005	1,000,000	152,000	—		24,000	(6)
Vice Chairman of the Board;	2004	1,000,000	151,600	—		24,581	(6)
President of Prince Agri	2003	1,000,000	101,372	—		24,500	(6)
James O. Herlands	2005	400,000	139,000	—		4,375
Executive Vice President	2004	400,000	55,000	—		6,581
	2003	400,000	95,519	—		6,500
Richard G. Johnson(5)	2005	297,917	114,000	—		7,407
Chief Financial Officer	2004	268,750	194,800	13,500		6,703
	2003	192,308	100,000	39,000		—

(1)	Represents contributions by us under our 401(k) Retirement and Savings Plan. See “Compensation Pursuant to Plans.”

(2)	In fiscal 2003, Mr. Bendheim was paid $150,000 for temporary deferral of fiscal 2002 compensation.

(3)	In fiscal 2005, 2004 and 2003, Mr. Carlson received $24,000 housing assistance.

(4)	Pursuant to a Stockholders Agreement between us and Mr. Sussman, we are required to purchase, at book value, all shares of our Class B Common Stock owned by Mr. Sussman in the event of his retirement, death, disability or the termination of his employment by us. Should Mr. Sussman elect to sell his shares, we have a right of first offer and an option to purchase the shares. See “Certain Relationships and Related Transactions.” As a result, each year, we are required to record as compensation expense (income) in our results of operations the change in our book value attributable to Mr. Sussman’s shares. For 2005, 2004 and 2003, the expense (income) attributable to Mr. Sussman’s shares was $0. No distributions have been made to Mr. Sussman under this agreement.

(5)	Salary is since date of employment for 2003. In fiscal 2004 and 2003, Mr. Johnson received $13,500 and $39,000, respectively, for relocation and housing assistance.

(6)	Of such amount, $18,000 represents the cost of the term portion of a life insurance policy purchased by the Company in the face amount of $10 million on the life of Mr. Sussman, with a required premium of $252,000 per year. The policy commenced in April 2002.

(7)	Bonuses include annual awards under the Company’s management incentive plan and are reported in the year in which the bonus was earned. Prior year information has been revised for consistency of presentation.
      In fiscal 2005, no options were granted to the named executive officers and no options were held or exercised by any of the named executive officers.
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
      In December 2004, David McBeath resigned as President, Animal Health Group. PAHC entered into a consulting agreement with Mr. McBeath in November 2004, pursuant to which Mr. McBeath agreed to provide to PAHC consulting services through December 2005. The consulting agreement provides that during such time Mr. McBeath shall work ten days per month at a rate of GBP1,000 per day from January through June 2005 and five days per month at a rate of GBP1,100 per day through December 2005.
      In 1995, James O. Herlands purchased stock in Phibro-Tech. In connection therewith, we entered into a severance agreement with him. The agreement provides that, upon his Actual or Constructive Termination or a Change in Control Event (as such terms are defined), he is entitled to receive a cash Severance Amount (as defined therein), based upon a multiple of Phibro-Tech’s pre-tax earnings (as defined therein). In addition, if an Extraordinary Event (as defined) occurs within 12 months after the occurrence of an Actual or Constructive Termination, the executive is entitled to receive an additional Catch-up Payment (as defined). At June 30, 2005, no severance payments would have been due to Mr. Herlands if he were terminated. See “Certain Relationships and Related Transactions.”
Compensation Pursuant to Plans
      401(k) Plan. We maintain for the benefit of our employees a 401(k) Retirement and Savings Plan (the “Plan”), which is a defined contribution, profit sharing plan qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Our employees are eligible for participation in the Plan once they have attained age 21 and completed six months of service. Up to $210,000 (indexed for inflation) of an employee’s base salary may be taken into account for Plan purposes. Under the Plan, employees may make pre-tax contributions of up to 60% of such employee’s base salary, and we will make non-matching contributions equal to 1% of an employee’s base salary and matching contribution equal to 50% of an employee’s pre-tax contribution up to 3% of such employee’s base salary and 25% of such employee’s pre-tax contribution from 3% to 6% of base salary. Participants are vested in employer contributions in 20% increments beginning after completion of the second year of service and become fully vested after five years of service. Distributions are generally payable in a lump sum after termination of employment, retirement, death, disability, plan termination, attainment of age 59 1/2, disposition of substantially all of our assets or upon financial hardship. The Plan also provides for Plan loans to participants.
      The accounts of Messrs. Bendheim, Carlson, Sussman, Herlands, and Johnson were credited with employer contributions of $2,100, $2,642, $6,000, $4,375, and $7,407, respectively, for fiscal 2005.
      Retirement Plan. We maintain for the benefit of our employees The Retirement Plan of Phibro Animal Health Corporation and Subsidiaries and Affiliates, which is a defined benefit pension plan (the “Retirement Plan”) qualified under Section 401(a) of the Code. Our employees are eligible for participation in the Retirement Plan once they have attained age 21 and completed a year of service (which is a Plan Year in which the employee completes 1,000 hours of service). The Retirement Plan provides benefits equal to the sum of (a) 1.0% of an employee’s “average salary” plus 0.5% of the employee’s “average salary” in excess of the average of the employee’s social security taxable wage base, times years of service after July 1, 1989, plus (b) the employee’s frozen accrued benefit, if any, as of June 30, 1989 calculated under the Retirement Plan formula in effect at that time. For purposes of calculating the portion of the benefit based on “average salary” in excess of the average wage base, years of service shall not exceed 35. “Average salary” for these purposes means the employee’s salary over the consecutive five year period in the last ten years preceding retirement or other termination of employment which produces the highest average; or, if an employee has fewer than five years of service, all such years of service. An employee becomes vested in his plan benefit once he completes five years of service with us. In general, benefits are payable after retirement or disability in the form of a 50%, 75% or 100% joint and survivor annuity, life annuity or life annuity with a five or ten year term certain. In some cases benefits may also be payable under the Retirement Plan in the event of an employee’s death.
      The following table shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications, assuming a life annuity with a ten year term.

	Years of Service

Average Compensation	15	20	25	30	35

$ 25,000	$3,750	$5,000	$6,250	$7,500	$8,750
$ 50,000	$7,500	$10,000	$12,500	$15,000	$17,500
$ 75,000	$11,280	$15,000	$18,750	$22,500	$26,250
$100,000	$16,910	$21,850	$26,800	$31,830	$37,120
$150,000	$28,160	$36,850	$45,550	$54,330	$63,370
$200,000	$39,410	$51,850	$64,300	$76,830	$89,620
      As of June 30, 2005, Messrs. Bendheim, Carlson, Sussman, Herlands, and Johnson had 36, 3, 34, 41 and 3 estimated credited years of service, respectively, under the Retirement Plan. The compensation covered by the Retirement Plan for each of these officers as of June 30, 2005 is $210,000. Such individuals, at normal retirement age 65, will have 43, 6, 41, 43 and 12 credited years of service, respectively. The annual expected benefit after normal retirement at age 65 for each of these individuals, based on the compensation taken into account as of June 30, 2005, is $119,680, $16,940, $135,660, $129,910, and $32,880, respectively.
      Most of our foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on applicable legal requirements and local practices.
      Deferred Compensation Plan. In 1994, we adopted a non-qualified Deferred Compensation Plan and Trust, as an incentive for certain executives. The plan provides for (i) a Retirement Income Benefit (as defined), (ii) a Survivor’s Income Benefit (as defined), and (iii) Deferred Compensation Benefit (as defined). Three employees currently participate in this plan. A grantor trust has been established to provide the benefits described above.
      The following table shows the estimated benefits from this plan as of June 30, 2005.

	Annual	Survivor’s	Deferred
	Retirement	Income	Compensation
	Income Benefit	Benefit	Benefit

Jack C. Bendheim	$39,786	$1,500,000	$416,265
Marvin S. Sussman	$39,786	$1,000,000	$147,481
James O. Herlands	$39,086	$400,000	$402,673
      We determine the Retirement Income Benefit based upon the employee’s salary, years of service and age at retirement. At present, it is contemplated that a benefit of 1% of each participant’s eligible compensation will be accrued each year. The benefit is payable upon retirement (after age 65 with at least 10 years of service) in monthly installments over a 15 year period to the participant or his named beneficiary. The Survivor’s Income Benefit for the current participants is one times annualized compensation at the time of death, capped at $1,500,000, payable in 24 equal monthly installments. The Deferred Compensation Benefit is substantially funded by compensation deferred by the participants. Such benefit is based upon a participant making an election to defer no less than $3,000 and no more than $20,000 of his compensation in excess of

$150,000, payable in a lump sum or in monthly installments for up to 15 years. We make a matching contribution of $3,000. Participants have no claim against us other than as unsecured creditors. We intend to fund the payments using the cash value or the death benefit from the life insurance policies insuring each Executive’s life.
      Executive Income Program. On March 1, 1990, we entered into an Executive Income Program to provide a pre-retirement death benefit and a retirement benefit to certain of our executives. The Program consists of a Split-Dollar Agreement and a Deferred Compensation Agreement with Jack Bendheim, Marvin S. Sussman and James O. Herlands (the “Executives”). The Split Dollar Agreement provides for us to own a whole life insurance policy in the amount of $1,000,000 (plus additions) on the life of each Executive.
      Each policy also contains additional paid-up insurance and extended term insurance. On the death of the Executive prior to his 60th birthday or his actual retirement date, whichever is later: (i) the first $1,000,000 of the death benefit is payable to the Executive’s spouse, or issue; (ii) the excess is payable to us up to the aggregate amount of premiums paid by us; and (iii) any balance is payable to the Executive’s spouse or issue. The Split-Dollar Agreement terminates and no benefit is payable if the Executive dies after his retirement. The Deferred Compensation Agreement provides that upon the Executive’s retirement, at or after attaining age 65, we will make retirement payments to the Executive during his life for 10 years or until he or his beneficiaries have received a total of 120 monthly payments. Participants have no claim against us other than as unsecured creditors. We intend to fund the payments using the cash value or the death benefit from the life insurance policies insuring each Executive’s life. The retirement benefits are as follows: Jack Bendheim $30,000; Marvin S. Sussman $30,000; and James O. Herlands $20,000.
      1993 Split Dollar Agreement. On August 12, 1993, we entered into a Split Dollar Agreement with David Butler and Gail Bendheim, as trustees under an Indenture of Trust dated August 12, 1993 (the “Trust”). This Agreement provides for the Trust to purchase and own life insurance policies on the life of Jack C. Bendheim in the aggregate face amount of $5,000,000 (plus additions). The premiums for such insurance are paid in part by the Trust (to the extent of the lesser of the P.S. 58 rates, or the insurers’ current published premium rate for annually renewable term insurance for standard risks) and in part by us (we pay the balance of the premiums not paid by the Trust). Upon the death of Jack C. Bendheim or upon the cancellation of the policies or the termination of the Agreement, we have the right to be repaid the total amount we advanced toward payment of premiums. To secure our right to be repaid, the Trust has assigned each policy to us as collateral. After repayment of the amount due to us, the remaining cash surrender value or the remaining death benefit is payable to the Trust, the beneficiaries of which are the wife and issue of Jack C. Bendheim.
Meetings of Directors
      During fiscal 2005, the Board of Directors took certain actions by both written consent and at regular meetings. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualified.
Report of the Compensation Committee
      The compensation committee was established during fiscal 2004. The responsibility of the compensation committee is to recommend to the Board of Directors a compensation program, including incentives, for the Chief Executive Officer and other senior officers, for approval by the full Board of Directors. The compensation committee will prepare recommendations to the Board of Directors for the 2006 fiscal year. Executive compensation for the 2005 fiscal year was determined by the Board as a whole. During fiscal 2005 the directors participated in deliberations regarding compensation of our officers.
Compensation Committee Interlocks and Insider Participation
      Jack Bendheim, Marvin S. Sussman and James O. Herlands are members of our Board of Directors and are executive officers. Jack Bendheim and Sam Gejdenson are members of the compensation committee of PAHC. None of our executive officers serve as a member of the Board of Directors of any other non-Company entity which has one or more members serving as a member of our Board of Directors.

Messrs. Bendheim, Sussman, and Herlands have participated in certain transactions with us and our subsidiaries and affiliates. See “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The table sets forth certain information as of June 30, 2005 regarding beneficial ownership of our capital stock by each of our directors and named executive officers, each beneficial owner of 5% or more of the outstanding shares of capital stock and all directors and officers as a group.

Number of Common Shares
(Percentage of Class)

Name	Class A Voting(1)	Class B Non-Voting(2)

PAHC Holdings Corporation(3)	12,600 (100%)	11,888.50 (100%)
65 Challenger Road
Ridgefield Park, NJ 07660
Jack Bendheim(4)	12,600 (100%)	11,888.50 (100%)
65 Challenger Road
Ridgefield Park, NJ 07660
All other officers and directors	—	—
All officers and directors as a group	12,600 (100%)	11,888.50 (100%)

(1)	The entire voting power is exercised by the holder of Class A Common Stock, except that the holder of Class A Common Stock currently is entitled to elect all but two of the directors. The holder of Class B Common Stock is entitled to elect one director but does not vote on any other matters. In addition, the holders of the units of senior secured notes have the right to designate one member of the Board of Directors.

(2)	Class B Common shareholders will receive the entire equity upon our liquidation, after payment of preferences to holders of all classes of preferred stock and Class A Common Stock.

(3)	PAHC Holdings Corporation also owns 5,207 (100%) shares of Series A Preferred Stock.

(4)	Deemed to be a beneficial owner through his security ownership of PAHC Holdings Corporation. Jack Bendheim is also deemed to be a beneficial owner of 5,207 (100%) shares of Series A Preferred Stock through his security ownership of PAHC Holdings Corporation.

Item 13.	Certain Relationships and Related Transactions
      Our Phibro-Tech subsidiary leases the property underlying its Santa Fe Springs, California facility from First Dice Road Company, a California limited partnership (“First Dice”), in which Jack Bendheim, our President and principal stockholder, Marvin S. Sussman and James O. Herlands, directors, own 39.0%, 40.0% and 20.0% limited partnership interests, respectively. The general partner, having a 1% interest in the partnership, is Western Magnesium Corp., a wholly-owned subsidiary of ours, of which Jack Bendheim is the president. The lease expires on June 30, 2008. The annual rent is $250,000. Phibro-Tech is also required to pay all real property taxes, personal property taxes and liability and property insurance premiums. In June 2001, Jack Bendheim entered into a secured $1.4 million revolving credit arrangement with First Union National Bank, which replaced a prior loan from Fleet Bank. Mr. Bendheim reloans borrowings under the First Union credit line to First Dice on the same terms as his borrowing from First Union. We believe that the terms of such lease and loan are on terms no less favorable to Phibro-Tech than those that reasonably could be obtained at such time in a comparable arm’s-length transaction from an unrelated third-party.
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

      A Shareholders Agreement initially entered into by Phibro-Tech and three executives of Phibro-Tech, including James O. Herlands (the “Executives”) provides, among other things, for restrictions on their shares as to voting, dividends, liquidation and transfer rights. The Shareholders Agreement also provides that upon the death of an Executive or termination of an Executive’s employment, Phibro-Tech must purchase the Executive’s shares at their fair market value, as determined by a qualified appraiser. In the event of a Change of Control (as defined), the Executive has the option to sell his shares to Phibro-Tech at such value. The Shareholders Agreement provides, that, upon the consent of Phibro-Tech, the Executives and us, the Executives’ shares of Phibro-Tech Common Stock may be exchanged for a number of shares of our Common Stock, which may be non-voting Common Stock, having an equivalent value, and upon any such exchange such shares of our Common Stock will become subject to the Shareholders Agreement. We and Phibro-Tech also entered into Severance Agreements with the Executives which provide, among other things, for certain severance payments. See Item 11, Executive Compensation — Employment and Severance Agreements.
      We advanced $200,000 to Marvin Sussman and his wife in 1987, pursuant to a secured promissory note that is payable on demand and bears interest at the annual rate of 9%.
      Certain relatives of Jack Bendheim, other than Mr. Sussman and Mr. Herlands named above, provide services to us, in one case through a consulting firm controlled by a relative, and in other cases as employees, and received directly or through such consulting firm annual aggregate payments of approximately $670,000 for the fiscal year ended June 30, 2005.
      On January 5, 2000, the United States Bankruptcy Court for the Eastern District of New York confirmed a Plan of Reorganization for Penick Corporation and Penick Pharmaceutical, Inc. (collectively, “Penick”) which prior to such confirmation were debtors in proceedings in such Court for reorganization under Chapter 11 of the Bankruptcy Code, and awarded Penick to Penick Holding Company (“PHC”). PHC is a corporation formed to effect such acquisition by the Company, PBCI LLC, a limited liability company controlled by Mr. Bendheim, and several other investors, including Peter A. Joseph, a former director of the Company. In May 2005, in connection with the sale PHC, the Company received the return of its $2,418,000 investment in preferred interests in PHC Holdings LLC, the company formed by the investors to hold, receive and sell their interest in PHC (net carrying value of $1,711,000). The principal common stockholder of Holdings owns approximately 15% voting common stock interest in PHC Holdings LLC. The Company recorded a gain on the sale of the investment of $0.7 million.
      In connection with the sale by PAHC of its Series B and Series C Preferred Stock to the Palladium Investors, PAHC and Jack Bendheim entered into a Stockholders Agreement (the “Palladium Stockholders Agreement”) dated November 30, 2000 with the Palladium Investors. The Palladium Stockholders Agreement provided for PAHC’s Board to include two directors to be designated by the Palladium Investors, and contained covenants which restricted without the consent of at least one director designated by the Palladium Investors, certain issuances of equity securities, purchases and sales of assets, borrowings and other transactions by PAHC. Peter A. Joseph and Marcos Rodriguez were the two most recent designees of the Palladium Investors serving as directors of PAHC. The Palladium Stockholders Agreement terminated upon the redemption by PAHC of all of its outstanding Series C Preferred Stock owned by the Palladium Investors on February 28, 2005. The directors of PAHC representing the Palladium Investors tendered their resignations effective on such date.
      Pursuant to the Amended and Restated Management and Advisory Services Agreement dated as of October 21, 2003 between PAHC and Palladium Capital Management, L.L.C., PAHC agreed to pay, on a quarterly basis, Palladium Capital an annual management advisory fee of $2.25 million until such time as all shares of Series B and Series C Preferred Stock are redeemed. Pursuant to the sale of PMC described below, PAHC’s obligations for this fee have been terminated.
      Our policy with respect to the sale, lease or purchase of assets or property of any related party is that such transaction should be on terms that are no less favorable to us or our subsidiary, as the case may be, than those that could reasonably be obtainable at such time in a comparable arm’s length transaction from an unrelated third party. The indentures and the new domestic senior credit facility each include a similar restriction on us and our domestic subsidiaries with respect to the sale, purchase, exchange or lease of assets, property or services, subject to certain limitations as to the applicability thereof.
      Effective December 26, 2003 (the “Closing Date”), PAHC completed the divestiture of substantially all of the business and assets of The Prince Manufacturing Company (“PMC”) to a company (“Buyer”) formed by Palladium Equity Partners II, LP and certain of its affiliates (the “Palladium Investors”), and the related reduction of PAHC’s preferred stock held by the Palladium Investors (collectively the “Prince Transactions”).
      Pursuant to definitive purchase and other agreements executed on and effective as of the Closing Date, the Prince Transactions included the following elements: (i) the transfer of substantially all of the business and assets of PMC to Buyer; (ii) the reduction of the value of PAHC’s Preferred Stock owned by the Palladium Investors from $72.2 million to $16.5 million (accreted through the Closing Date) by means of the redemption of all of its shares of Series B Preferred Stock and a portion of its Series C Preferred Stock; (iii) the termination of $2.25 million in annual management advisory fees payable by PAHC to Palladium; (iv) a cash payment of $10.0 million to the Palladium Investors in respect of the portion of PAHC’s Preferred Stock not exchanged in consideration of the business and assets of PMC; (v) the agreement of the Buyer to pay PAHC for advisory fees for the next three years of $1.0 million, $0.5 million, and $0.2 million, respectively (which were pre-paid at closing by the Buyer and satisfied for $1.3 million, the net present value of such payments); and (vi) the Buyer agreed to supply manganous oxide and red iron oxide products and to provide certain mineral blending services to PAHC’s Prince Agriproducts subsidiary (“Prince Agri”). Prince Agri agreed to continue to provide the Buyer with certain laboratory, MIS and telephone services, all on terms substantially consistent with the historic relationship between Prince Agri and PMC, and to lease to Buyer office space used by PMC in Quincy, Illinois. PAHC has an agreement to receive certain treasury services from Palladium for $0.1 million per year. Pursuant to definitive agreements, PAHC made customary representations, warranties and environmental and other indemnities, agreed to a post-closing working capital adjustment, paid $4.0 million in full satisfaction of all intercompany debt owed to PMC, paid a closing fee to Palladium of $0.5 million, made certain capital expenditure adjustments included as part of the intercompany settlement amount, and agreed to pay for certain out-of-pocket transaction expenses. PMC retained $0.4 million of its accounts receivable. PAHC established a $1.0 million letter of credit escrow for two years to secure its working capital adjustment and certain indemnification obligations. PAHC agreed to indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of Buyer for less than $21.0 million up to a maximum payment by PAHC of $4.0 million (the “Backstop Indemnification Amount”). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of PAHC’s Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. PAHC’s obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of Buyer by January 1, 2009. The definition of “Equity Value” in PAHC’s Certificate of Incorporation was amended to reduce the multiple of trailing EBITDA payable in connection with any future redemption of Series C Preferred to 6.0 from 7.5. The amount of consideration paid and payable in connection with the Prince Transactions and all matters in connection therewith were determined pursuant to arm’s length negotiations. In connection with the redemption by PAHC of all of its Series C Preferred Stock, the Palladium Investors agreed to terminate the Backstop Indemnification.
      On February 28, 2005, PAHC consummated the redemption of its Series C Preferred Stock, all of which was held by Palladium Equity Partners II, L.P. and certain of its affiliates, for $26.4 million. The funds used for such redemption were contributed to the capital of PAHC by Holdings.
      In connection with the redemption, Holdings, PAHC, the Palladium investors and the principal stockholders of Holdings entered into an agreement dated as of February 28, 2005 with respect to (1) the redemption price (consisting of $19.6 million of liquidation preference and $6.8 million of equity value), (2) amending the terms of the post-redemption redemption price adjustment set forth in the certificate of incorporation of PAHC (A) from an amount payable upon the occurrence of certain capital stock transactions determined with respect to the value of PAHC upon the occurrence of such capital stock transaction, to a liquidated amount of $4 million, payable only after the occurrence of certain capital stock transactions and the receipt by the current stockholders of Holdings, on a cumulative basis, of an aggregate of $24 million of dividends and distributions in respect of such capital stock transactions, and (B) to remove the one-year time period for such adjustment of the redemption price, and (3) eliminating the backstop indemnification obligation of PAHC to the Palladium investors of up to $4 million incurred in connection with the sale by PAHC to the Palladium investors in December 2003 of The Prince Manufacturing Company. In addition, the directors of PAHC designated by the Palladium investors resigned, the Palladium investors released PAHC and Holdings from certain claims, and confirmed the termination of the Palladium Stockholders Agreement.

Item 14.	Principal Accounting Fees and Services
      Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for the fiscal years ended June 30, 2005 and 2004 were:

	2005	2004

Audit	$938,000	$1,066,000
Audit Related	1,314,000	1,891,000
Tax
Tax Planning	175,000	180,000
Tax Compliance and Other	68,000

Total Tax	243,000	180,000
All Other	—	—

Total	$2,495,000	$3,137,000

      Our Board of Directors pre-approves audit and non-audit services performed for us by PwC.
      Audit and audit related fees in 2004 were revised to reflect $563,000 of fees incurred as a part of our 2004 debt issuance as audit related.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Report:

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing on page F-1 of this Report.

(2) Financial Statement Schedules

All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the consolidated financial statements or notes thereto or in other supplemental schedules.

(3) Exhibits

Exhibit No.		Description of Exhibit

3.1		Composite Certificate of Incorporation of Registrant(15)

3	.1(a)	Certificate of Amendment of Certificate of Incorporation of Registrant dated February 28, 2005(21)

3.2		By-laws of Registrant(1)

4.1		Indenture, dated as of June 11, 1998, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company(1)

4	.1.1	First Supplemental Indenture, dated as of January 15, 1999, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(10)

4	.1.2	Second Supplemental Indenture, dated as of March 19, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(10)

4	.1.3	Third Supplemental Indenture, dated as of June 10, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(10)

4	.1.4	Fourth Supplemental Indenture, dated as of October 1, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(11)

4	.1.5	Fifth Supplemental Indenture, dated as of October 21, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(12)

4	.1.6	Sixth Supplemental Indenture, dated as of June 25, 2004, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(16)

4.2		Indenture, dated as of October 21, 2003, by and among Registrant and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent(13)

4	.2.1	First Supplemental Indenture, dated as of June 25, 2004, by and among Registrant and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent(16)

4	.2.2	Second Supplemental Indenture, dated as of December 8, 2004, by and among Registrant and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, National Association as Trustee and Collateral Agent(17)

Exhibit No.		Description of Exhibit

4	.2.3	Third Supplemental Indenture, dated as of March 10, 2005, by and among Registrant and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, National Association as Trustee and Collateral Agent(22)

Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2005. For a description of such indebtedness, see Note 12 of Notes to Consolidated Financial Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request

10.1		Lease, dated September 27, 2004, between Registrant and Hartz Mountain Industries, Inc.(19)

10.2		Lease, dated June 30, 1995, between First Dice Road Co. and Phibro-Tech, Inc., as amended May 1998(1)

10.3		Lease, dated December 24, 1981, between Koffolk (1949) Ltd. and Israel Land Administration(1)

10.4		Master Lease Agreement, dated February 27, 1998, between General Electric Capital Corp., Registrant and Phibro-Tech, Inc.(1)

10.5		Stockholders Agreement, dated December 29, 1987, by and between Registrant, Charles H. Bendheim, Jack C. Bendheim and Marvin S. Sussman(1)

10.6		Employment Agreement, dated December 29, 1987, by and between Registrant and Marvin S. Sussman(1)††

10.7		Stockholders Agreement, dated February 21, 1995, between James O. Herlands and Phibro-Tech, Inc., as amended as of June 11, 1998(1)

10.8		Form of Severance Agreement, dated as of February 21, 1995, between Registrant and James O. Herlands(1)††

10.9		Agreement of Limited Partnership of First Dice Road Company, dated June 1, 1985, by and among Western Magnesium Corp., Jack Bendheim, Marvin S. Sussman and James O. Herlands, as amended November 1985(1)

10.10		Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan Trust, dated as of January 1, 1994, by and between Registrant on its own behalf and on behalf of C.P. Chemicals, Inc., Phibro-Tech, Inc. and the Trustee thereunder; Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan, dated March 18, 1994 (“Retirement Income and Deferred Compensation Plan”)(1)††

10	.10.1	First, Second and Third Amendments to Retirement Income and Deferred Compensation Plan(2)††

10.11		Form of Executive Income Deferred Compensation Agreement, each dated March 11, 1990, by and between Registrant and each of Jack Bendheim, James Herlands and Marvin Sussman(1)††

10.12		Form of Executive Income Split Dollar Agreement, each dated March 1, 1990, by and between Registrant and each of Jack Bendheim, James Herlands and Marvin Sussman(1)††

10.13		Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental Protection, Division of Hazardous Waste Management, to C.P. Chemicals, Inc.(1)

10.14		Agreement for Transfer of Ownership, dated as of June 8, 2000, between C. P. Chemicals, Inc. (“CP”) and the Township of Woodbridge (“Township”), and related Environmental Indemnification Agreement, between CP and Township, and Lease, between Township and CP(2)

10.15		Stockholders’ Agreement, dated as of January 5, 2000, among shareholders of Penick Holding Company (“PHC”), and Certificate of Incorporation of PHC and Certificate of Designation, Preferences and Rights of Series A Redeemable Cumulative Preferred Stock of PHC(2)

Exhibit No.		Description of Exhibit

10.16		Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset Selling Corporations (named therein) and Registrant, and various exhibits and certain Schedules thereto(3)†

10	.16.1	Amendment, dated August 11, 2003 to Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset Selling Corporations (named therein) and Registrant(10)

10.17		Stock Purchase Agreement, dated as of November 30, 2000, between Registrant and the Purchasers (as defined therein)(4)

10.18		Stockholders’ Agreement, dated as of November 30, 2000, among Registrant, the Investor Stockholders (as defined therein) and Jack C. Bendheim(4)

10.19		United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10	.19.1	Amendment No. 1 to United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001(6)

10.20		Supply Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.21		License Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.22		Amended and Restated Management and Advisory Services Agreement dated as of October 21, 2003 between Registrant and Palladium Capital Management, L.L.C.(15)††

10.23		Employment Agreement, dated May 28, 2002, by and between Registrant and Gerald K. Carlson(8)††

10.24		Consulting Agreement dated as of November 1, 2004, by and between Registrant and David McBeath(19)††

10.25		Consulting Agreement dated as of December 13, 2004, by and between Registrant and David McBeath(19)††

10.26		Stock Purchase Agreement, dated August 14, 2003, by and between Registrant and Cemex, Inc.(9)

10.27		Loan and Security Agreement, dated October 21, 2003, by and among, the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., and Registrant, and each of Registrant’s Subsidiaries identified on the signature pages thereto(12)

10	.27.1	Amendment Number One to Loan and Security Agreement dated November 14, 2003(12)

10	.27.2	Amendment Number Two to Loan and Security Agreement dated April 29, 2004(14)

10	.27.3	Amendment Number Three to Loan and Security Agreement dated as of September 24, 2004(16)

10	.27.4	Amendment Number Four to Loan and Security Agreement dated December 20, 2004(18)

10.28		Intercreditor and Lien Subordination Agreement, dated as of October 21, 2003, made by and among Wells Fargo Foothill, Inc., HSBC Bank USA, Registrant and those certain subsidiaries of the Registrant party thereto(12)

10	.28.1	Amendment One to Intercreditor Agreement dated December 20, 2004(18)

10.29		Purchase and Sale Agreement dated as of December 26, 2003 by and among Registrant, Prince MFG, LLC, (“Prince MFG”), The Prince Manufacturing Company (“Prince” and together with Registrant and Prince MFG, the “Phibro Parties”), Palladium Equity Partners II, L.P. (“PEP II”), Palladium Equity Partners II-A, L.P., (“PEP II-A”), Palladium Equity Investors II, L.P., (“PEI II”, and together with PEP II and PEP II-A, the “Investor Stockholders”), and Prince Mineral Company, Inc. (“Buyer”)(15)

10.30		Environmental Indemnification Agreement dated as of December 26, 2003 between the Phibro Parties (as defined therein) and Buyer(15)

10.31		Amendment to Stockholders Agreement dated as of December 26, 2003 between Registrant, the Investor Stockholders and Jack Bendheim(15)

10.32		Advisory Fee Agreement dated as of December 26, 2003 between Buyer and Registrant(15)††

10.33		Business Purchase Agreement by and between Phibro Animal Health SA and GlaxoSmithKline Biologicals SA, dated December 16, 2004(20)*

Exhibit No.	Description of Exhibit

10.34	Redemption Agreement, dated as of February 28, 2005, among the Registrant, PAHC Holdings Corporation, Palladium Capital Management, L.L.C., Palladium Equity Partners II, L.P., Palladium Equity Partners II-A, L.P., Palladium Equity Investors II, L.P., Jack C. Bendheim and Marvin S. Sussman(21)

10.35	Agreement for the Sale and Purchase of the Entire Share Capital in Wychem Limited dated as of April 29, 2005 among Ferro Metal and Chemical Corporation Limited, Koffolk (1949) Limited and MRG Holdings Limited(22)

21	List of Subsidiaries

31.1	Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act

31.2	Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act

31.3	Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act

32	Section 1350 Certifications of Registrant

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4, No. 333-64641.

(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(3)	Filed as an Exhibit to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.

(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 30, 2000.

(5)	Filed as an Exhibit to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 14, 2001.

(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 11, 2003, as amended by the Registrant’s Form 8-K/ A dated June 2, 2004.

(10)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated October 2, 2003.

(12)	Filed as an Exhibit to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated October 31, 2003.

(14)	Filed as an Exhibit to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 12, 2004.

(16)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2004.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 23, 2004.

(19)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4, No. 333-122063.

(20)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(21)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 28, 2005.

(22)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*	A request for confidential treatment has been made for certain portions of such document. Confidential portions have been omitted and filed separately with the SEC in accordance with Rule 24b-2 under the Securities Exchange Act

†	A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and furnished separately to the SEC in accordance with Rule 406(b).

††	This Exhibit is a management contract or compensatory plan or arrangement.

Financial Statements of Certain Phibro Animal Health Corporation Affiliates
      The following financial statements of Phibro Animal Health SA, a corporation organized under the laws of Belgium, and an indirect, wholly owned subsidiary of Phibro Animal Health Corporation, are included pursuant to Regulation S-X Rule 3-16 of the Exchange Act, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” See Notes to the Phibro Animal Health Corporation consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Phibro Animal Health Corporation:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Phibro Animal Health Corporation and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
September 23, 2005

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,

	2005	2004

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,001	$5,568
Trade receivables, less allowance for doubtful accounts of $1,372 and $1,358 at June 30, 2005 and 2004, respectively	52,806	57,217
Other receivables	3,611	2,766
Inventories	96,621	78,562
Prepaid expenses and other current assets	12,787	8,591
Current assets from discontinued operations	—	1,886

TOTAL CURRENT ASSETS	178,826	154,590
PROPERTY, PLANT AND EQUIPMENT, net	49,960	55,381
INTANGIBLES, net	10,201	11,695
OTHER ASSETS	14,070	16,298
OTHER ASSETS FROM DISCONTINUED OPERATIONS	—	3,405

	$253,057	$241,369

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Cash overdraft	$190	$891
Loans payable to banks	8,038	10,996
Current portion of long-term debt	1,625	1,351
Accounts payable	36,347	46,764
Accrued expenses and other current liabilities	53,815	39,380
Current liabilities from discontinued operations	—	838

TOTAL CURRENT LIABILITIES	100,015	100,220
LONG-TERM DEBT	176,501	158,018
OTHER LIABILITIES	21,465	22,286

TOTAL LIABILITIES	297,981	280,524

COMMITMENTS AND CONTINGENCIES
REDEEMABLE SECURITIES:
Series C preferred stock	—	24,678

STOCKHOLDERS’ DEFICIT:
Preferred stock — $100 par value, 150,543 shares authorized, none issued at June 30, 2005 and 2004; Series A preferred stock — $100 par value, 6% non-cumulative, 5,207 shares authorized, issued and outstanding at June 30, 2005 and 2004	521	521
Common stock — $0.10 par value, 30,300 authorized and 24,488 shares issued and outstanding at June 30, 2005 and 2004	2	2
Paid-in capital	27,260	860
Accumulated deficit	(74,379)	(57,964)
Accumulated other comprehensive income (loss):
Gain on derivative instruments, net of income taxes	123	9
Cumulative foreign currency translation adjustment, net of income taxes	1,549	(7,261)

TOTAL STOCKHOLDERS’ DEFICIT	(44,924)	(63,833)

	$253,057	$241,369

The accompanying notes are an integral part of the consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,

	2005	2004	2003

	(In thousands)
NET SALES	$364,379	$354,384	$337,818
COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $22,191 for the year ended June 30, 2005)	293,086	265,217	248,577

GROSS PROFIT	71,293	89,167	89,241
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (includes litigation income of $3,040 for the year ended June 30, 2003)	66,911	63,417	63,346
COSTS OF NON-COMPLETED TRANSACTION	—	5,261	—

OPERATING INCOME	4,382	20,489	25,895
OTHER:
Interest expense	25,342	20,724	17,455
Interest (income)	(120)	(130)	(85)
Other (income) expense, net	(1,859)	(788)	1,548
Net (gain) on extinguishment of debt	—	(23,226)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,981)	23,909	6,977
PROVISION FOR INCOME TAXES	2,120	7,804	9,830

INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,101)	16,105	(2,853)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of income taxes	671	(1,166)	(14,023)
Income (loss) on disposal of discontinued operations, net of income taxes	765	(2,089)	(683)

NET INCOME (LOSS)	(19,665)	12,850	(17,559)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in derivative instruments, net of income taxes	114	(72)	(981)
Change in currency translation adjustment, net of income taxes	8,810	(776)	7,377

COMPREHENSIVE INCOME (LOSS)	$(10,741)	$12,002	$(11,163)

NET INCOME (LOSS)	(19,665)	12,850	(17,559)
Excess of the reduction of redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions	4,973	20,138	—
Dividends and equity value accreted on Series B and C redeemable preferred stock	(1,723)	(11,463)	(12,278)

NET INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON SHAREHOLDERS	$(16,415)	$21,525	$(29,837)

The accompanying notes are an integral part of the consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended June 30, 2005, 2004 and 2003

	Preferred	Common Stock				Accumulated Other
	Stock			Paid-in	(Accumulated	Comprehensive
	Series A	Class A	Class B	Capital	Deficit)	(Loss) Income	Total

	(In thousands)
BALANCE, JUNE 30, 2002	$521	$1	$1	$740	$(49,652)	$(12,800)	$(61,189)
Dividends on Series B and C redeemable preferred stock					(8,808)		(8,808)
Equity value accreted on Series B and C redeemable preferred stock					(3,470)		(3,470)
Change in derivative instruments, net of income taxes						(981)	(981)
Foreign currency translation adjustment, net of income taxes						7,377	7,377
Payable to principal shareholder				120			120
Net (loss)					(17,559)		(17,559)

BALANCE, JUNE 30, 2003	$521	$1	$1	$860	$(79,489)	$(6,404)	$(84,510)

Excess of the reduction in redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions					20,138		20,138
Dividends on Series B and C redeemable preferred stock					(6,042)		(6,042)
Equity value accreted on Series B and C redeemable preferred stock					(5,421)		(5,421)
Change in derivative instruments, net of income taxes						(72)	(72)
Foreign currency translation adjustment, net of income taxes						(776)	(776)
Net income					12,850		12,850

BALANCE, JUNE 30, 2004	$521	$1	$1	$860	$(57,964)	$(7,252)	$(63,833)

Capital contribution from PAHC Holdings Corporation				26,400			26,400
Excess of the reduction in redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions					4,973		4,973
Dividends on Series C redeemable preferred stock					(1,813)		(1,813)
Equity value accreted on Series C redeemable preferred stock					90		90
Change in derivative instruments, net of income taxes						114	114
Foreign currency translation adjustment, net of income taxes						8,810	8,810
Net (loss)					(19,665)		(19,665)

BALANCE, JUNE 30, 2005	$521	$1	$1	$27,260	$(74,379)	$1,672	$(44,924)

The accompanying notes are an integral part of the consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(19,665)	$12,850	$(17,559)
Adjustment for discontinued operations	(1,436)	3,255	14,706

Income (loss) from continuing operations	(21,101)	16,105	(2,853)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant transactions of $7,467 for the year ended June 30, 2005)	18,106	10,658	10,986
Amortization of deferred financing costs	2,974	2,106	1,174
Deferred income taxes	(1,018)	326	6,460
Net gain from sales of assets	(1,542)	(692)	(127)
Net gain on extinguishment of debt	—	(23,226)	—
Effects of changes in foreign currency	(699)	(548)	390
Other	852	1,114	387
Changes in operating assets and liabilities:
Accounts receivable	4,399	(7,458)	3,907
Inventories	(14,251)	3,776	(1,527)
Prepaid expenses and other current assets	(2,780)	(260)	(3,107)
Other assets	117	(3,079)	(2,632)
Accounts payable	(8,854)	(5,730)	20,479
Accrued expenses and other liabilities	7,177	7,129	(1,010)
Accrued costs of non-completed transaction	(3,970)	3,970	—
Accrued costs of the Belgium Plant Transactions	13,309	—	—
Cash provided (used) by discontinued operations	1,022	(1,329)	2,130

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(6,259)	2,862	34,657

INVESTING ACTIVITIES:
Capital expenditures	(7,489)	(6,129)	(8,507)
Proceeds from sales of assets	3,817	1,087	2,564
Other investing	(1,101)	(655)	737
Discontinued operations	4,795	14,767	1,235

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	22	9,070	(3,971)

FINANCING ACTIVITIES:
Net (decrease) in cash overdraft	(701)	(795)	(6,081)
Net (decrease) in short-term debt	(2,958)	(26,954)	(6,660)
Proceeds from long-term debt	24,292	109,661	2,000
Payments of long-term debt	(4,667)	(35,453)	(16,014)
Proceeds from capital contribution by PAHC Holdings Corporation	26,400	—	—
Redemption of Series C preferred stock	(26,400)	—	—
Payment of Pfizer obligations	—	(28,300)	—
Payments relating to the Prince Transactions and related costs	—	(21,393)	—
Debt financing costs	(2,216)	(15,548)	—
Discontinued operations	—	1,005	377

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	13,750	(17,777)	(26,378)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(80)	234	452

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,433	(5,611)	4,760
CASH AND CASH EQUIVALENTS at beginning of period	5,568	11,179	6,419

CASH AND CASH EQUIVALENTS at end of period	$13,001	$5,568	$11,179

Supplemental Cash Flow Information:
Interest paid	$21,381	$17,578	$16,104
Income taxes paid	1,653	4,531	2,674
The accompanying notes are an integral part of the consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

1.	Description of Business
      Phibro Animal Health Corporation (the “Company” or “PAHC”) is a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives (“MFA”) and nutritional feed additives (“NFA”), which the Company sells throughout the world predominately to the poultry, swine and cattle markets. The Company is also a specialty chemicals manufacturer and marketer, serving numerous markets.
      The Company is a wholly-owned subsidiary of PAHC Holdings Corporation, which was formed in February 2005, as discussed in these notes to consolidated financial statements.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation:
      The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
      The Company consolidates the financial statements of Koffolk (1949) Ltd. (Israel) (“Koffolk”) and Planalquimica Industrial Ltda. (Brazil) (“Planalquimica”) on the basis of their March 31 fiscal year-ends to facilitate the timely inclusion of such entities in the Company’s consolidated financial reporting.
      The Company’s Odda Smelteverk (Norway) (“Odda”), Carbide Industries (U.K.) (“Carbide”), Mineral Resource Technologies, Inc. (“MRT”), La Cornubia S.A. (France) (“La Cornubia”) and Wychem Limited (U.K.) (“Wychem”) businesses have been classified as discontinued operations. The Company’s consolidated financial statements have been revised to report separately the operating results, financial position and cash flows of the discontinued operations. These footnotes present information only for continuing operations, unless otherwise indicated.
      The Company presents its consolidated financial statements on the basis of its fiscal year ending June 30. All references to years 2005, 2004, and 2003 in these financial statements refer to the fiscal year ended June 30 of that year.

Risks, Uncertainties and Liquidity:
      The Company’s ability to fund its operating plan relies upon the continued availability of borrowing under the domestic senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company’s 2006 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due December 1 and June 1 related to its senior secured notes and its senior subordinated notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that would be available as needed. There can be no assurance the Company will be successful in any of the above-noted actions.
      The use of antibiotics in medicated feed additives is a subject of legislative and regulatory interest. The issue of potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in food-producing animals. The sale of feed additives containing antibiotics is a material portion of the Company’s business. Should regulatory or other developments result in

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
further restrictions on the sale of such products, it could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
      The testing, manufacturing, and marketing of certain products are subject to extensive regulation by numerous government authorities in the United States and other countries.
      The Company has significant assets located outside of the United States, and a significant portion of the Company’s sales and earnings are attributable to operations conducted abroad.
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
      The Company’s operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company’s current and former operations and those of its subsidiaries exposes the Company and its subsidiaries to the risk of claims with respect to such matters.

Use of Estimates:
      Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates include reserves for bad debts, inventory obsolescence, environmental matters, depreciation and amortization periods of long-lived assets, recoverability of long-lived assets, realizability of deferred tax assets and actuarial assumptions related to the Company’s pension plans.

Revenue Recognition:
      Revenue is recognized upon transfer of title and when risk of loss passes to the customer. Certain of the Company’s subsidiaries have terms of FOB shipping point where title and risk of loss transfer on shipment. Certain of the Company’s subsidiaries have terms FOB destination where title and risk of loss transfer on delivery. In the case of FOB destination, revenue is not recognized until products are received by the customer. Additional conditions for recognition of revenue are that collection of sales proceeds are reasonably assured and the Company has no further performance obligations. The Company records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements and other volume-based incentives at the time the sale is recorded. There were no material provisions for estimated reductions to revenues in 2005, 2004 and 2003.

Cash and Cash Equivalents:
      Cash equivalents include highly liquid investments with maturities of three months or less when purchased.

Accounts Receivable and Allowance for Doubtful Accounts:
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the probable credit losses in its existing accounts

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivable. The allowance is based on historical write-off experience and is reviewed periodically. Past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered. Receivables are comprised of:

	As of June 30,

	2005	2004

Trade receivables	$52,806	$57,217
Employee receivables	474	256
Other receivables	3,137	2,510

Total receivables	$56,417	$59,983

      The allowance for doubtful accounts was:

	For the Years Ended June 30,

	2005	2004	2003

Balance at beginning of period	$1,358	$1,437	$1,461
Provision for bad debts	258	565	347
Bad debt write-offs	(244)	(644)	(371)

Balance at end of period	$1,372	$1,358	$1,437

Inventories:
      Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods. Obsolete and unsaleable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:

	As of June 30,

	2005	2004

Raw materials	$23,703	$16,038
Work-in-process	434	1,468
Finished goods	72,484	61,056

Total inventory	$96,621	$78,562

Property, Plant and Equipment:
      Property, plant and equipment are stated at cost. The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. No interest expense was capitalized in 2005, 2004 and 2003.
      Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives ranging from 8 to 20 years for buildings and improvements and 3 to 10 years for machinery and equipment.
      The Company capitalizes costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the statements of operations and comprehensive income (loss).

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs:
      Deferred financing costs related to the senior secured notes and senior subordinated notes are amortized over the respective lives of the notes. Deferred financing costs related to the domestic senior credit facility are amortized over the life of the agreement.
      Amortization of deferred financing costs was $2,974, $2,106 and $1,174 for 2005, 2004 and 2003, respectively, and is included in interest expense in the Company’s consolidated statements of operations and comprehensive income (loss). Amortization of deferred financing costs was previously included in corporate general and administrative expenses. Prior year financial statements have been revised for comparability.

Intangibles:
      Product intangibles cost arising from the acquisition of the MFA business of Pfizer, Inc. and the acquisition of the rights to sell amprolium, an anticoccidial MFA, in most international markets, was $14,907 and $14,925 at June 30, 2005 and 2004, respectively, and accumulated amortization of $4,706 and $3,230 at June 30, 2005 and 2004, respectively. Amortization expense was $1,493, $1,229 and $964 for 2005, 2004 and 2003, respectively. Amortization expense for each of the next five years from 2006 to 2010 is expected to be approximately $1,491 per year.

Foreign Currency Translation:
      Financial position and results of operations of the Company’s international subsidiaries generally are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ deficit. Income statement accounts are translated at the average rates of exchange prevailing during the year.
      Koffolk and Planalquimica operate primarily in U.S. dollars. The U.S. dollar is designated as the functional currency for these businesses and translation gains and losses are included in determining net income or loss.
      Foreign currency transaction gains and losses primarily arise from short-term intercompany balances. Net foreign currency transaction and translation (gains) losses were $(284), $(116) and $789 for 2005, 2004 and 2003, respectively, and were included in other expense, net in the consolidated statements of operations and comprehensive income (loss).

Derivative Financial Instruments:
      The Company records all derivative financial instruments on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded in results of operations or accumulated other comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are included in operations in the periods in which operations are affected by the hedged item.

Recoverability of Long-Lived Assets:
      The Company evaluates the recoverability of long-lived assets, including intangible assets, when events or circumstances indicate that a diminution in value may have occurred, using financial indicators such as historical and future ability to generate cash flows from operations. The Company’s policy is to record an impairment loss in the period it is determined the carrying amount of the asset may not be recoverable. This

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest or income taxes) are less than the carrying amount of the assets.

Environmental Liabilities:
      Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. The Company capitalizes expenditures made to improve the condition of property, compared with the condition of that property when constructed or acquired. The Company also capitalizes expenditures that prevent future environmental contamination. Other expenditures are expensed as incurred. The Company records the expense and related liability in the period an environmental assessment indicates remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies’ experience, and data released by the U.S. Environmental Protection Agency or other organizations. When such costs will be incurred over a long-term period and can be reliably estimated as to timing, the liabilities are included in the consolidated balance sheet at their discounted amounts.

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

Research and Development Expenditures:
      Research and development expenditures are expensed as incurred, recorded in selling, general and administrative expenses and were $5,568, $4,808 and $4,362 for 2005, 2004 and 2003, respectively.

New Accounting Pronouncements:
      The Company will adopt the following new and revised accounting pronouncements in fiscal 2006:

Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “. . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .”. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 30, 2005 and the provisions of this statement shall be applied prospectively. The Company anticipates that the adoption of SFAS No. 151 will not result in a material impact on the Company’s financial statements.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement shall be applied prospectively. The Company is currently assessing the impact of this statement.

Statement of Financial Accounting Standards No. 123, “Share-Based Payment (revised 2004)” (“SFAS No. 123”). This Statement is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued, and it does not address the accounting for employee share ownership plans. This Statement applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. SFAS No. 123, as revised, is effective as of the beginning of the first annual reporting period that begins after December 31, 2005. The Company anticipates that the adoption of this revision of SFAS No. 123 will not result in a material impact on the Company’s financial statements.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations (“ARO”)” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional ARO should be recognized when incurred; generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company anticipates that the adoption of FIN No. 47 will not result in a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently assessing the impact of this statement.

3.	Refinancing

Issuance of Additional 13% Senior Secured Notes:
      On December 21, 2004, PAHC completed a private placement pursuant to which PAHC (the “Parent Issuer”) and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of PAHC (the “Dutch Issuer” and together with PAHC, the “Issuers”) issued and sold 22,491 additional units consisting of $18,207 13% Senior Secured Notes due 2007 of the Parent Issuer (the “U.S. Notes”) and $4,284 13% Senior Secured Notes due 2007 of the Dutch Issuer (the “Dutch Notes” and together with the U.S. Notes, the “Additional Notes”), from which they received gross proceeds of $23,391. The proceeds were used to refinance indebtedness outstanding under the PAHC’s domestic senior credit facility. PAHC incurred financing costs of $2,275 in connection with the issuance of the Additional Notes. The Additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the “Indenture”) under which the Issuers previously issued 105,000 units consisting of $85,000 aggregate principal amount of U.S. Notes and $20,000 aggregate principal amount of Dutch Notes.
      On March 9, 2005, PAHC completed the exchange of its privately placed 127,491 units of 13% Senior Secured Notes due 2007 with 127,491 new units of 13% Senior Secured Notes due 2007 that have been registered with the Securities and Exchange Commission (the “SEC”).

Amendment to the Domestic Senior Credit Facility:
      On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, PAHC amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude International Ltda. (“PAH Brazil”) or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

Issuance of 13% Senior Secured Notes, Repurchase of 9 7/8% Senior Subordinated Notes, Repayment of Domestic Senior Credit Facility, and Payment of Pfizer Obligations
      On October 21, 2003, PAHC (the “Parent Issuer”) issued 105,000 units consisting of $85,000 of 13% Senior Secured Notes due 2007 and $20,000 13% Senior Secured Notes due 2007 of Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of PAHC (the “Dutch Issuer”). PAHC used the proceeds from the issuance to: (i) repurchase $51,971 of its 9 7/8% Senior Subordinated Notes due 2008 at a price equal to 60% of the principal amount thereof, plus accrued and unpaid interest; (ii) repay its senior credit facility of $34,888 outstanding at the repayment date; (iii) satisfy, for a payment of approximately

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$29,315, certain of its outstanding obligations to Pfizer Inc., including: (a) $20,075 aggregate principal amount of its promissory note plus accrued and unpaid interest, (b) $9,748 of accounts payable, (c) $9,040 of accrued expenses, and (d) future contingent purchase price obligations under its agreements with Pfizer Inc. by which the Company acquired Pfizer’s medicated feed additive business; and (iv) pay fees and expenses relating to the above transactions.
      A net gain on extinguishment of debt is included in the Company’s consolidated statements of operations and comprehensive income (loss), calculated as follows:

Net Gain on Repurchase of 9 7/8% Senior Subordinated Notes due 2008:
Principal amount of repurchased notes	$51,971
Repurchased at 60% of principal amount	(31,183)
Transaction costs	(4,107)

Net gain on repurchase of notes	16,681

Loss on repayment of senior credit facility	(1,018)

Net Gain on Payment of Pfizer Obligations:
Obligations paid:
-promissory note	20,075
-accrued interest on promissory note	1,015
-accounts payable and accrued expenses	18,788

Total obligations paid	39,878
Cash payment to Pfizer	(29,315)
Transaction costs	(3,000)

Net gain on payment of Pfizer obligations	7,563

Net gain on extinguishment of debt	$23,226

4.	Belgium Plant Transactions
      On December 16, 2004, Phibro Animal Health SA, (“PAH Belgium”) entered into an agreement with GlaxoSmithKline Biologicals (“GSK”) to sell to GSK substantially all of PAH Belgium’s facilities in Rixensart, Belgium (the “Belgium Plant”). Such sale, when completed (the “Belgium Plant Transactions”), will include the following elements (U.S. dollar amounts at the June 30, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6,200 ($7,501), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 700 ($847) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1,500 ($1,815) within six months from the closing date, EUR 1,500 ($1,815) within eighteen months from the closing date, EUR 1,500 ($1,815) within thirty months from the closing date, and EUR 500 ($605) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 400 ($484)) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.
      The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event later than June 30, 2006.
      The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.
      As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2,100 ($2,500) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 5,828 ($7,467) during 2005 and will record an additional EUR 3,800 ($4,600) of incremental depreciation expense ratably through November 2005.
      The Company recorded accrued severance expense of EUR 10,200 ($12,808) during 2005, representing the estimated total cost of severance and early-retirement programs for those employees not transferring to GSK. The expense includes $888 for enhanced pension benefits agreed as part of the early-retirement program. The Company estimates $6,500 will be payable at or around the closing date and $6,308 will be payable in subsequent periods.
      The Company also recorded $1,916 of other transaction-related expense during 2005.
      The incremental depreciation expense of $7,467, severance expense of $12,808 and other transaction-related expense of $1,916 recorded in 2005 are included in cost of goods sold on the Company’s consolidated statements of operations and comprehensive income (loss).
      The Company expects to record an estimated $6,200 of additional net expense during fiscal 2006 for employee retention agreements, plant dismantling and decommissioning, plant shutdown and other costs associated with the completion of the sale of the Belgium Plant. The estimated net expense includes an estimated $1,100 of gain from the curtailment of the Belgium pension plan. The Company estimates no material gain or loss during fiscal 2006 resulting from the sale of the Belgium Plant.
      The Company has determined that the carrying amount of the Belgium Plant at June 30, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.
      In anticipation of transferring production of virginiamycin from the Belgium plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. Virginiamycin inventories were approximately $38,800 and $24,100 at June 30, 2005 and 2004, respectively, and are expected to continue to increase through November 2005, based on current production rates.

5.	Holding Company and HoldCo Notes
      During February 2005, PAHC Holdings Corporation (“Holdings”) was formed to hold the capital stock of the Company, except for its Series C Preferred Stock. On February 10, 2005, Holdings issued $29,000 aggregate principal amount of its 15% Senior Secured Notes due 2010 (the “HoldCo Notes”) in a private placement. Interest is payable at the option of Holdings in cash or pay-in-kind HoldCo Notes in its sole discretion. PAHC is not obligated for the HoldCo Notes. PAHC’s ability to make payments to Holdings is subject to the terms of PAHC’s Senior Secured Notes, its Senior Subordinated Notes, and its domestic senior credit facility, and to applicable law.
      The proceeds from the sale of the HoldCo Notes were used by Holdings to make a capital contribution to PAHC to contemporaneously finance the redemption of PAHC’s Series C Preferred Stock in the amount of $26,400 on February 28, 2005.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 16, 2005, Holdings completed the exchange of its privately placed HoldCo Notes with new HoldCo Notes that have been registered with the SEC.
      Holdings was formed by the holders of all of PAHC’s capital stock, other than the holders of PAHC’s Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged all of his shares of Class A Common Stock, for the same number and class of shares of Holdings, having the same designations, relative rights, privileges and limitations as PAHC’s shares of such class (except to the extent that Holdings is a Delaware corporation and PAHC is a New York corporation). Holdings owns all the outstanding capital stock of all classes of PAHC.
      The HoldCo Notes are collateralized by all of Holdings’ assets (now consisting substantially of all the outstanding capital stock of PAHC). The HoldCo Notes and such security interest are effectively subordinated to all liabilities, including PAHC’s and its subsidiaries’ trade payables, as well as PAHC’s indenture indebtedness.

6.	Series C Preferred Stock
      On February 28, 2005, PAHC, Palladium Equity Partners II, LP and certain of its affiliates (“Palladium”), Holdings and the principal stockholders of Holdings entered into an agreement to redeem PAHC’s Series C Preferred Stock with respect to (i) the redemption price of $26,400 (consisting of $19,600 of liquidation preference and $6,800 of equity value), (ii) amending the terms of the post-redemption redemption price adjustment set forth in the certificate of incorporation of PAHC (a) from an amount payable upon occurrence of certain capital stock transactions determined with respect to the value of PAHC upon the occurrence of such capital stock transaction, to a liquidated amount of $4,000, payable only after the occurrence of certain capital stock transactions and the receipt by the current stockholders of the Company, on a cumulative basis, of an aggregate of $24,000 of dividends and distributions in respect of such capital stock transactions, and (b) to remove the one year time period for such adjustment of the redemption price, and (iii) eliminating the backstop indemnification obligation of up to $4,000 of PAHC to Palladium incurred in connection with the sale by PAHC to Palladium in December 2003 of The Prince Manufacturing Company (“PMC”). The excess of the redemption price over the carrying value of the Series C Preferred Stock and the elimination of the backstop indemnification obligation have been reflected as adjustments to stockholder’s deficit on the consolidated balance sheet at June 30, 2005. The redemption agreement also eliminated PAHC’s agreement to pay $100 per year to Palladium for certain treasury services. The Company has determined the fair value of the liability for the post-redemption redemption price adjustment to be insignificant to the consolidated financial statements, due to the uncertainty of the ultimate timing of such payment, if any. Future changes in the fair value of the liability for the post-redemption redemption price adjustment will be recorded through earnings in the period in which such change occurs.
      Effective December 26, 2003 (the “Closing Date”), PAHC entered into the Prince Transactions with Palladium. Pursuant to definitive purchase and other agreements executed on and effective as of the Closing Date, the Prince Transactions included the following elements which relate to PAHC’s Redeemable Preferred Stock: the reduction of the value of PAHC’s Preferred Stock owned by Palladium from $72,184 (25,000 Series B shares and 20,000 Series C shares) to $16,517 (accreted through the Closing Date) (10,591 Series C shares) by means of the redemption of all of its shares of Series B Preferred Stock and a portion of its Series C Preferred Stock; the termination of $2,250 in annual management advisory fees payable by PAHC to Palladium; a cash payment of $10,000 to Palladium in respect of the portion of PAHC’s Preferred Stock not exchanged in consideration of the business and assets of PMC; and the agreement of Palladium to pay PAHC for advisory fees for the next three years of $1,000, $500, and $200, respectively (which were pre-paid at closing by Palladium and satisfied for $1,300, the net present value of such payments).

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Dividends of $1,813, $6,042 and $8,808 for 2005, 2004 and 2003, respectively, were accrued on the preferred shares and charged to accumulated deficit on the Company’s consolidated balance sheet. Equity Value adjustments of $(90), $5,421 and $3,470 for 2005, 2004 and 2003, respectively, were accrued and charged to accumulated deficit on the Company’s consolidated balance sheet.

7.	Prince Transactions
      Effective December 26, 2003, the Company completed the divestiture of substantially all of the business and assets of Prince Quincy, Inc. (f/k/a The Prince Manufacturing Company (“PMC”)), to a company (“Buyer”) formed by Palladium Equity Partners II, LP and certain of its affiliates (“Palladium”), and the related reduction of the Company’s preferred stock held by Palladium (collectively, the “Prince Transactions”).
      The excess of the reduction in redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions was recorded as a decrease to accumulated deficit on the Company’s consolidated balance sheet at December 31, 2003, and was calculated as follows:

Series B & C Redeemable Preferred Stock:
Accreted value pre-transaction	$72,184
Accreted value post-transaction	16,517

Reduction in redeemable preferred stock	55,667

Assets Divested and Costs Incurred:
PMC net assets divested	7,430
Cash paid to Palladium Investors for:
-reduction of redeemable preferred stock	10,000
-settlement of PMC intercompany debt	3,958
-working capital adjustment	1,331
-closing fee	500
Transaction costs	8,310
Contingent Backstop Indemnification Amount accrued	4,000

Total assets divested and costs and liabilities incurred	35,529

Excess amount recorded as a decrease to accumulated deficit	$20,138

      On December 29, 2004, the Company and the Buyer reached agreement regarding the post-closing working capital adjustment, which resulted in a final $227 payment to the Company from the Buyer. The Company reassessed the accruals relating to the Prince Transactions and adjusted the accruals accordingly. The adjustments resulted in a net gain of $973 which was recorded as a decrease to accumulated deficit on the Company’s consolidated balance sheet at June 30, 2005.
      In connection with the February 2005 redemption of the Series C Preferred Stock, PAHC and the Palladium Investors agreed to eliminate the backstop indemnification obligation of up to $4,000 of PAHC to Palladium incurred in connection with the sale of PMC. The backstop indemnification obligation was previously included in long term liabilities in the Company’s consolidated balance sheet. The net gain of $4,000 from the elimination of the backstop indemnification obligation was recorded as a decrease to accumulated deficit on the Company’s consolidated balance sheet at June 30, 2005.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The divestiture of PMC has not been reflected as a discontinued operation due to the existence of continuing supply and service agreements. PMC is included in the Company’s Industrial Chemicals segment. The results of operations of PMC were:

	For the Years Ended June 30,

	2005	2004	2003

Net sales	$—	$11,118	$22,332
Operating income	—	2,278	3,579
Depreciation and amortization	—	487	956

8.	Discontinued Operations

Wychem:
      On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for net cash proceeds of $4,896, to an investor group that included the former head of the Company’s Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned 75% of Wychem through Koffolk and 25% through Ferro Metal and Chemical Corporation Limited (U.K.). The Company recorded a gain on the sale of Wychem of $448. Wychem was included in the Company’s All Other segment.
      Operating results and balance sheet items of Wychem were:

	For the Years Ended June 30,

	2005	2004	2003

OPERATING RESULTS:
Net sales	$4,431	$3,890	$3,928
Cost of goods sold	2,921	2,654	2,623
Selling, general and administrative expenses	570	605	530
Other (income) expense	6	7	(9)

Income before income taxes	934	624	784
Provision for income taxes	263	165	230

Income from operations	$671	$459	$554

Depreciation and amortization	$344	$419	$364

GAIN ON SALE:
Current assets	$(2,328)
Property, plant & equipment-net and other assets	(3,342)
Liabilities	924
Currency translation adjustment	511
Net proceeds of sale	4,896
Income tax expense	(213)

Gain on sale	$448

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30,
2004

BALANCE SHEET:
Trade receivables	$441
Inventories	1,348
Prepaid expenses and other current assets	97

Current assets from discontinued operations	$1,886

Property, plant & equipment, net	$3,405

Other assets from discontinued operations	$3,405

Accounts payable	$208
Accrued expenses and other current liabilities	630

Current liabilities from discontinued operations	$838

MRT and La Cornubia:
      The Company sold MRT and shutdown La Cornubia during fiscal 2004. These businesses have been classified as discontinued operations. The Company reassessed the accruals relating to the La Cornubia shutdown and adjusted the accruals accordingly which resulted in a net gain of $137 which was recorded as income on disposal of discontinued operations on the Company’s consolidated statements of operations and comprehensive income (loss).
      Operating results and gain on sale of MRT were:

	For the Years Ended
	June 30,

	2004	2003

OPERATING RESULTS:
Net sales	$3,327	$18,671
Cost of goods sold	3,135	19,943
Selling, general and administrative expenses	316	2,182

(Loss) before income taxes	(124)	(3,454)
Provision for income taxes	—	—

(Loss) from operations	$(124)	$(3,454)

Depreciation and amortization	$—	$1,309

GAIN ON SALE:
Current assets	$(5,813)
Property, plant & equipment-net and other assets	(10,703)
Liabilities	2,911
Net proceeds of sale	13,836

Gain on sale	$231

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Operating results and loss on disposal of La Cornubia were:

	For the Years Ended
	June 30,

	2004	2003

OPERATING RESULTS:
Net sales	$13,918	$13,479
Cost of goods sold	13,723	12,528
Selling, general and administrative expenses	1,686	1,310
Other (income)	(102)	(389)
Interest expense	94	60

(Loss) before income taxes	(1,483)	(30)
Provision for income taxes	18	16

(Loss) from operations	$(1,501)	$(46)

Depreciation and amortization	$400	$359

LOSS ON DISPOSAL:
Current assets	$(5,085)
Property, plant & equipment-net and other assets	(2,557)
Liabilities	3,614
Unsecured debt	2,167
Currency translation adjustment	(459)

(Loss) on disposal	$(2,320)

Odda and Carbide
      The Company reassessed the accruals relating to the Odda shutdown and adjusted the accruals accordingly which resulted in a net gain of $180 which was recorded as income on disposal of discontinued operations on the Company’s consolidated statements of operations and comprehensive income (loss).

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Operating results and loss on disposal of Odda and Carbide were:

For the Year
Ended June 30,
2003

OPERATING RESULTS:
Net sales	$11,217
Cost of goods sold	13,723
Selling, general and administrative expenses	3,175
Asset writedowns	7,781
Other income	2,327

(Loss) before income taxes	(11,135)
(Benefit) for income taxes	(58)

(Loss) from operations	$(11,077)

Depreciation and amortization	$894

LOSS ON DISPOSAL:
Assets	$(3,359)
Liabilities	6,432
Unsecured debt	2,488
Currency translation adjustment	(6,244)

(Loss) on disposal	$(683)

9.	Property, Plant and Equipment
      Property, plant and equipment is comprised of:

	As of June 30,

	2005	2004

Land	$6,250	$5,633
Buildings and improvements	25,967	25,743
Machinery and equipment	108,762	100,771

	140,979	132,147
Less: accumulated depreciation	91,019	76,766

	$49,960	$55,381

      Certain of the buildings of Koffolk are on land leased for a nominal amount from the Israel Land Authority. The lease expires on July 9, 2027.
      Depreciation expense was $16,095, $8,703 and $8,838 for 2005, 2004 and 2003, respectively. Depreciation expense for 2005 includes accelerated depreciation of $7,467 relating to the Belgium Plant Transactions.

10.	Related Party Transactions
      On January 5, 2000, the United States Bankruptcy Court for the Eastern District of New York confirmed a plan of reorganization for Penick Corporation and Penick Pharmaceutical, Inc. (collectively “Penick”) which prior to such confirmation were debtors in proceedings in such Court for reorganization under

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Chapter 11 of the Bankruptcy Code, and awarded Penick to Penick Holding Company (“PHC”). PHC is a corporation formed to effect such acquisition by the Company, PBCI LLC, a limited liability company controlled by Mr. Bendheim, and several other investors, including Peter A. Joseph, a former director of the Company. In May 2005, in connection with the sale of PHC, the Company received the return of its $2,418 investment in preferred interest in PHC Holdings LLC, the company formed by the investors to hold, receive and sell their interests in PHC (net carrying value of $1,711). The principal common stockholder of Holdings owns approximately 15% voting common stock interest in PHC Holdings LLC. The Company recorded a gain on the sale of the investment of $707, which was included in other (income) expense, net on the Company’s consolidated statements of operations and comprehensive income (loss).
      A subsidiary of the Company leases the property underlying its Santa Fe Springs, California plant from a limited partnership controlled by common shareholders of the Company. The lease requires annual base rent of $250 and terminates on December 31, 2008. The Company is responsible under the lease agreement to pay all real property taxes.
      In accordance with the terms of the Prince Transactions the Company recorded advisory fee income of $750 and $500 for 2005 and 2004, respectively. The Buyer also supplied manganous oxide and red iron oxide products, and provided certain mineral blending services to the Company’s Prince Agriproducts subsidiary (“Prince Agri”) in the amounts of $4,607 and $2,149 during 2005 and 2004, respectively. Prince Agri provided the Buyer with certain laboratory, MIS and telephone services, and leased to Buyer office space in Quincy, Illinois in the amounts of $586 and $421 during 2005 and 2004, respectively. The Company also had an agreement to receive certain treasury services from the Palladium Investors for $100 per year which terminated on February 28, 2005 concurrent with the redemption of the Series C Preferred Stock. Prior to the Prince Transactions an annual management advisory fee of $2,250 was payable to the Palladium Investors. Payments were due quarterly in advance and were charged to selling, general and administrative expenses. The management fee was $1,125 and $2,250 for 2004 and 2003, respectively.

11.	Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities were:

	As of June 30,

	2005	2004

Belgium Plant Transactions	$13,309	$—
Employee related expenses	14,774	11,409
Interest and income tax accruals	5,858	4,311
Other accrued liabilities	19,874	23,660

	$53,815	$39,380

12.	Debt

Loans Payable to Banks
      At June 30, 2005, loans payable to banks included $8,000 under PAHC’s domestic senior credit facility with Wells Fargo Foothill, Inc. The weighted average interest rate at June 30, 2005 was 6.00%. At June 30, 2005, PAHC had $9,500 of borrowings available under the working capital facility that is provided under the domestic senior credit facility. Koffolk had $38 included in loans payable to banks at June 30, 2005.
      As of September 24, 2004, PAHC amended its domestic senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $27,500 to $32,500; the amount of aggregate borrowings available under the working capital facility remained

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unchanged at $17,500; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5,300 for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336; and (v) establish EBITDA covenant levels for the periods after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and (iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for item (v).
      On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, PAHC amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude Animal International Ltda, (“PAH Brazil”) or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.
      As of June 30, 2005, PAHC was in compliance with the financial covenants of its domestic senior credit facility. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on PAHC’s assets, guarantees, dividend payments, redemption or purchase of PAHC’s stock, sale of subsidiaries’ stock, disposition of assets, investments, and mergers and acquisitions.
      PAHC’s domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the consolidated balance sheet.

Long-Term Debt

	As of June 30,

	2005	2004

Senior secured notes due December 1, 2007	$127,491	$105,000
Senior subordinated notes due June 1, 2008	48,029	48,029
Foreign bank loans	2,606	6,237
Capitalized lease obligations and other	—	103

	178,126	159,369
Less: current maturities	1,625	1,351

	$176,501	$158,018

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Notes due 2007
      In October 2003 PAHC (the “Parent Issuer”) and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of PAHC (the “Dutch Issuer” and together with PAHC, the “Issuers”) issued and sold 105,000 units, consisting of $85,000 of 13% Senior Secured Notes due 2007 of the Parent Issuer (the “U.S. Notes”) and $20,000 of 13% Senior Secured Notes due 2007 of the Dutch Issuer (the “Dutch Notes” and, together with the U.S. Notes, the “Senior Secured Notes”).
      On December 21, 2004, PAHC completed a private placement pursuant to which the Parent Issuer and the Dutch Issuer issued and sold 22,491 additional units consisting of $18,207 of additional U.S. Notes and $4,284 of additional Dutch Notes from which they received gross proceeds of $23,391. The proceeds were used to refinance indebtedness outstanding under PAHC’s domestic senior credit facility. PAHC incurred financing costs of $2,275 in connection with the issuance of these additional Senior Secured Notes. These additional Senior Secured Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the “Indenture”) under which the Issuers previously issued 105,000 units consisting of $85,000 aggregate principal amount of U.S. Notes and $20,000 aggregate principal amount of Dutch Notes.
      On March 9, 2005, PAHC completed the exchange of its privately placed 127,491 units of 13% Senior Secured Notes due 2007 with 127,491 new units of 13% Senior Secured Notes due 2007 that have been registered with the SEC.
      The U.S. Notes and the Dutch Notes are senior secured obligations of each of the Parent Issuer and the Dutch Issuer, respectively. The U.S. Notes and the Dutch Notes are guaranteed on a senior secured basis by all the Parent Issuer’s domestic restricted subsidiaries (the “U.S. Guarantor Subsidiaries”), and the Dutch Notes are guaranteed on a senior secured basis by the Parent Issuer and by the restricted subsidiaries of the Dutch Issuer, presently consisting of Phibro Animal Health SA (the “Belgium Guarantor”). The U.S. Notes and related guarantees are collateralized by substantially all of the Parent Issuer’s assets and the assets of the U.S. Guarantor Subsidiaries, other than real property and interests therein, including a pledge of all the capital stock of the U.S. Guarantor Subsidiaries. The Dutch Notes and related guarantees are collateralized by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, and a mortgage on substantially all of the real property of the Dutch Issuer and the Belgium Guarantor, a pledge of 100% of the capital stock of the Belgium Guarantor, a pledge of the intercompany loans made by the Dutch Issuer to the Belgium Guarantor and substantially all of the assets of the U.S. Guarantor Subsidiaries, other than real property and interests therein. The indenture governing the Senior Secured Notes provides for optional redemption on or after June 1, 2005, and requires PAHC to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).
      The indenture contains certain covenants with respect to PAHC and the guarantors, which restrict, among other things, (a) the incurrence of additional indebtedness, (b) the payment of dividends and other restricted payments, (c) the creation of certain liens, (d) the sale of assets, (e) certain payment restrictions affecting subsidiaries, and (f) transactions with affiliates. The indenture restricts PAHC’s ability to consolidate, or merge with or into, or to transfer all or substantially all of its assets to, another person.

Senior Subordinated Notes due 2008
      PAHC issued $100,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2008 (“Senior Subordinated Notes”) of which $51,971 principal amount was repurchased with proceeds of the Senior Secured Notes. The Senior Subordinated Notes are general unsecured obligations of PAHC and are subordinated in right of payment to all existing and future senior debt (as defined in the indenture agreement of PAHC) and rank pari passu in right of payment with all other existing and future senior subordinated indebtedness of PAHC. The Senior Subordinated Notes are unconditionally guaranteed on a senior

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subordinated basis by the domestic restricted subsidiaries of PAHC. Additional future domestic subsidiaries may become guarantors under certain circumstances.
      The indenture contains certain covenants with respect to PAHC and the Guarantors, which restrict, among other things, (a) the incurrence of additional indebtedness, (b) the payment of dividends and other restricted payments, (c) the creation of certain liens, (d) the sale of assets, (e) certain payment restrictions affecting subsidiaries, and (f) transactions with affiliates. The indenture restricts PAHC’s ability to consolidate, or merge with or into, or to transfer all or substantially all of its assets to, another person.

Foreign Bank Loans
      The bank loans of Koffolk are collateralized by its receivables and inventory, accrue interest at LIBOR plus 1.25%, and are repayable in equal quarterly payments through 2008. The LIBOR rate was 3.125% at June 30, 2005.
      Koffolk has aggregate credit lines of $10,500, and at June 30, 2005, had $7,135 of borrowings available under these credit lines.

Aggregate Maturities of Long-Term Debt
      The aggregate maturities of long-term debt as of June 30, 2005 were:

Year Ended June 30,

2006	$1,625
2007	—
2008	176,501
2009	—
2010	—

Total	$178,126

13.	Redeemable Common Stock of Subsidiary
      A key executive of the Company has a 2.1% ownership interest in the common stock of a subsidiary. The subsidiary’s shares are redeemable at fair market value, based on independent appraisal, upon the death, disability or termination of the key executive. The Company and its subsidiary have entered into a severance agreement with the executive for payments based on a multiple of pre-tax earnings (as defined). The payments are subject to certain restrictions pursuant to terms of the domestic senior credit facility. At June 30, 2005 no severance payments would have been due upon termination.

14.	Common Stock and Preferred Stock

Common Stock:
      Common stock at June 30, 2005 and 2004 was:

	Authorized
	Shares	Issued Shares	Amount at Par

Class A common stock	16,200	12,600	$.10
Class B common stock	14,100	11,888	$.10

	30,300	24,488

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The entire voting power is vested in the holders of Class A common stock, except the holders of Class A common stock are entitled to elect all but two of the directors. The holders of Class B common stock are entitled to elect one director, and the holders of the units of senior secured notes have the right to designate one director. No dividends may be paid to common stockholders until all dividends have been paid to preferred stockholders. Thereafter, holders of Class A common stock shall receive dividends, when and as declared by the directors, at the rate of 5.5% of the par value of such stock (non-cumulative). After all declared dividends have been paid to Class A common stockholders, dividends may be declared and paid to the holders of Class B common stock. In the event of any complete liquidation, dissolution, winding-up of the business, or sale of all the assets of the Company, and after the redemption of the preferred stock, the Class A common stockholders are entitled to a distribution equal to the par value of the stock plus declared and unpaid dividends. Thereafter, the remaining assets of the Company shall be distributed to the holders of Class B common stock.
      Non-cumulative dividends are payable on the outstanding Series A preferred stock, when and as declared by the directors, at the rate of $1.00 per year for each share. The shares of Series A preferred stock are redeemable at our option, in whole or in part, at any time or from time to time, for a redemption price equal to the par value thereof plus any declared but unpaid dividends.

15.	Employee Benefit Plans
      The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible domestic nonunion employees who meet certain requirements of age, length of service and hours worked per year. The Company’s Belgium subsidiary maintains a defined contribution and defined benefit plan for eligible employees. The benefits provided by the plans are based upon years of service and the employees’ average compensation, as defined. The measurement dates for the domestic and international pension plans were June 30, 2005 and 2004, respectively.
      Reconciliations of changes in benefit obligations, plan assets, and funded status of the plans were:

	Domestic		International

	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$15,443	$15,846	$7,323	$6,595
Service cost	1,220	1,260	477	467
Interest cost	943	891	423	374
Benefits paid	(295)	(595)	(14)	(3)
Employee contributions	—	—	39	27
Actuarial (gain) or loss	197	(251)	670	(475)
Curtailment	—	(922)	—	—
Special termination benefits	—	—	888	—
Change in discount rate	3,732	(786)	1,690	—
Exchange rate impact	—	—	(232)	338

Benefit obligation at end of year	$21,240	$15,443	$11,264	$7,323

      At June 30, 2005 and 2004, the accumulated benefit obligation was $17,844 and $13,075, respectively, for domestic pension plans and $7,325 and $4,383, respectively, for international pension plans.
      The International plan 2005 benefit obligation and pension cost include $888 for enhanced pension benefits with certain employees who have agreed to an early-retirement program effective as of the closing of the Belgium Plant Transactions.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company expects the International plan will record during fiscal 2006 a curtailment gain of approximately $1,100 related to the reduction in number of international participants due to the Belgium Plant Transactions.

Change in Plan Assets
Fair value of plan assets at beginning of year	$11,795	$10,387	$5,828	$4,566
Actual return on plan assets	365	1,068	623	435
Employer contributions	720	935	658	558
Employee contributions	—	—	38	27
Other	—	—	353	—
Benefits paid	(295)	(595)	(14)	(3)
Exchange rate impact	—	—	(78)	245

Fair value of plan assets at end of year	$12,585	$11,795	$7,408	$5,828

Funded status
Funded status of the plan	$(8,655)	$(3,648)	$(3,856)	$(1,495)
Unrecognized net actuarial (gain) or loss	4,618	152	2,002	368
Unrecognized prior service cost	(195)	(338)	—	—
Unrecognized transition obligation/(asset)	(5)	(8)	—	—

(Accrued) pension cost	$(4,237)	$(3,842)	$(1,854)	$(1,127)

      The Company expects to contribute approximately $1,411 to its domestic plan during fiscal 2006. The Company’s policy is to fund the pension plans in amounts which comply with contribution limits imposed by law or by contractual obligation.
      The Company expects it will not contribute to the international plan during fiscal 2006 due to the anticipated reduction in plan participants resulting from employees who will transfer to GSK and from an early-retirement program.
      The Company expects international plan assets during 2006 will be reduced by approximately $6,800 in connection with the expected transfer of employees to GSK and the early-retirement program.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of net periodic pension expense were:

	2005	2004	2003

Domestic Pension Expense
Service cost — benefits earned during the year	$1,220	$1,260	$1,056
Interest cost on benefit obligation	943	891	784
Expected return on plan assets	(902)	(846)	(756)
Amortization of initial unrecognized net transition (asset)	(3)	(3)	(3)
Amortization of prior service costs	(143)	(153)	(162)
Amortization of net actuarial loss (gain)	—	25	(57)
Curtailment benefit	—	(64)	—

Net periodic pension expense — domestic	$1,115	$1,110	$862

International Pension Expense
Service cost — benefits earned during the year	$477	$467	$310
Interest cost on benefit obligation	424	374	259
Expected return on plan assets	(362)	(300)	(203)
Special Termination Benefits	888	—	—
Amortization of net actuarial loss	—	22	—

Net periodic pension expense — international	$1,427	$563	$366

      Significant actuarial assumptions for the plans were:

	2005	2004	2003

Domestic Actuarial Assumptions
Discount rate for service and interest	6.1%	5.8%	7.1%
Expected rate of return on plan assets	7.5%	7.5%	7.5%
Rate of compensation increase	3.0%-4.5%	3.0%-4.5%	3.0%-4.5%
Discount rate for year-end benefit obligation	5.0%	6.1%	5.8%
International Actuarial Assumptions
Discount rate for service and interest	5.5%	5.5%	5.8%
Expected rate of return on plan assets	6.0%	6.0%	6.0%
Rate of compensation increase	3.0%	3.0%	3.0%
Discount rate for year-end benefit obligation	4.5%	5.5%	5.5%
      The Company uses Moody’s Aa Corporate Bond Rate as a benchmark for its assumed discount rate for the domestic pension plan. The international pension plan utilizes Euro-zone A+ rated bonds in the determination of the discount rate based on the average liability duration of the plan beneficiaries.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimated future benefit payments, including benefits attributable to future service, are as follows:

	Domestic	International

2006	$333	$48
2007	334	10
2008	447	6
2009	512	5
2010	616	4
2011-2015	5,267	13
      Estimated future benefit payments for the international plan reflect participants remaining after completion of the Belgium Plant Transactions.
      The Company’s domestic plan target asset allocations for fiscal 2006 and the weighted asset allocation of plan assets as of June 30, 2005 and 2004 are as follows:

	2006	2005	2004

Domestic Plan Asset Allocations
Debt Securities	35% - 45%	39%	50%
Equity Securities	25% - 35%	30%	19%
Other	25% - 35%	31%	31%
      The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation of each class. Equity securities are expected to return 8% to 10% annually over the long-term, while debt securities are expected to return 4% to 6%. Based on historical experience, the Committee expects that the Plan’s asset managers will provide a 1/2% to 1% annual premium to their respective market benchmark indices.
      The investment policy and strategy is to earn a long term investment return sufficient to meet the obligations of the plan, while assuming a moderate amount of risk in order to maximize investment return. In order to achieve this goal, assets are invested in a diversified portfolio consisting of equity securities, debt securities, limited partnerships and other investments in a manner consistent with ERISA’s fiduciary requirements.
      The Company’s international plan target asset allocations for fiscal 2006 and the weighted asset allocation of plan assets as of June 30, 2005 and 2004 are as follows:

	2006	2005	2004

International Plan Asset Allocations
Debt Securities	57%	57%	62%
Equity Securities	24%	23%	21%
Other	19%	20%	17%
      The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 7.5% over the long-term, while debt securities are expected to return 5.5%.
      In addition to Belgium, most of the Company’s foreign subsidiaries have retirement plans covering substantially all employees. Contributions to these plans are generally deposited under fiduciary-type arrangements. Benefits under these plans primarily are based on compensation levels. Funding policies are based on legal requirements and local practices. Expense under these plans was $547, $498 and $437 for 2005, 2004 and 2003, respectively.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company and its domestic subsidiaries provide a 401(k) savings plan, under which an employee may make a pre-tax contribution of up to 60% of base compensation. The Company makes a non-matching contribution equal to 1% of the employee’s base compensation and a matching contribution equal to 50% of the employee’s contribution up to the first 3% of base compensation and 25% of the employee’s contribution from 3% to 6% of base compensation. All employee contributions are subject to the maximum amounts permitted for federal income tax purposes. Employees vest in the Company’s matching contributions over 5 years. The Company’s contribution was $425, $502 and $528 in 2005, 2004 and 2003, respectively.
      The Company has a deferred compensation and supplemental retirement plan for certain senior executives. The benefits provided by the plan are based upon years of service and the executives’ average compensation, subject to certain limits. The plan also provides for death benefits before retirement. Expense under this plan was $268, $259, and $249 in 2005, 2004 and 2003, respectively. The aggregate liability under this plan amounted to $2,297 and $2,018 at June 30, 2005 and 2004, respectively. To assist in funding the benefits of the plan, the Company invested in corporate-owned life insurance policies, through a trust, which at June 30, 2005 and 2004 had cash surrender values of $1,566 and $1,481, respectively, and are included in other assets.
      The Company has an executive income program to provide a pre-retirement death benefit and a supplemental retirement benefit for certain senior executives. The aggregate liability under this plan amounted to $441 and $416 at June 30, 2005 and 2004, respectively. To assist in funding the benefits of the plan, the Company invested in split-dollar life insurance policies, which at June 30, 2005 and 2004 had cash surrender values to the Company of $2,246 and $1,529, respectively, and are included in other assets.

16.	Income Taxes
      Income (loss) from continuing operations before income taxes was:

	2005	2004	2003

Domestic	$2,786	$27,587	$3,855
Foreign	(21,767)	(3,678)	3,122

Income (loss) from continuing operations before income taxes	$(18,981)	$23,909	$6,977

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of the provision for income taxes were:

	2005	2004	2003

Current tax provision (benefit):
Federal	$175	$563	$—
State and local	518	1,333	516
Foreign	2,445	5,582	2,854

Total current tax provision	3,138	7,478	3,370

Deferred tax provision (benefit):
Federal	1,200	10,150	1,705
State and local	(170)	(1,396)	(345)
Foreign	(5,527)	(1,671)	850
Change in valuation allowance — domestic	(1,030)	(8,754)	(1,360)
— foreign	4,509	1,997	5,610

Total deferred tax provision	(1,018)	326	6,460

Provision for income taxes	$2,120	$7,804	$9,830

      Reconciliations of the Federal statutory rate to the Company’s effective tax rate are:

	2005	2004	2003

Federal income tax rate	(35.0)%	35.0%	35.0%
State and local taxes, net of federal income tax effect	1.8	3.6	1.6
Foreign tax rate differences and taxes in certain profitable foreign jurisdictions	41.0	23.9	38.8
Change in valuation allowance	(6.3)	(42.5)	60.9
Taxable income not recorded on books	9.0	10.6	—
Nondeductible expenses	2.1	1.7	4.9
Other	(1.4)	0.3	(0.3)

Effective tax rate	11.2%	32.6%	140.9%

      Most of the investments in fixed assets of the Company’s Israeli subsidiary have been granted “approved enterprise” status under Israeli law. The subsidiary is a “foreign investors’ company” as defined by Israeli law. This status entitles the subsidiary to reduced tax rates. The entitlement of the reduced tax rates is conditional upon the subsidiary fulfilling the conditions stipulated by Israeli law, regulations published there-under and the instruments of approval for the specific investments in approved enterprises. In the event of failure to comply with these conditions, the benefits may be cancelled and the subsidiary may be required to refund the amount of the benefits, in whole or in part, with the addition of interest. The benefits associated with “approved enterprise” status expire in various increments through 2010.
      Provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries of approximately $46,100, whose earnings have been or are intended to be reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of significant temporary differences that comprise deferred tax assets and liabilities at June 30, 2005 and 2004 were:

	As of June 30,

	2005	2004

Deferred tax assets:
Employee benefits	$3,149	$3,274
Property, plant and equipment	406	475
Insurance	334	350
Receivables allowances	729	724
Inventory	1,434	3,441
Environmental remediation	1,156	1,322
Alternative minimum tax	563	701
Net operating loss carry forwards — domestic	9,944	11,645
— foreign	18,982	10,432
Other	1,822	1,333

	38,519	33,697
Valuation allowance	(33,437)	(30,045)

	5,082	3,652

Deferred tax liabilities
Property, plant and equipment	(3,141)	(2,727)
Other	(2,647)	(2,649)

	(5,788)	(5,376)

Net deferred tax liability	$(706)	$(1,724)

      Deferred taxes are included in the following line items in the consolidated balance sheets:

	2005	2004

Prepaid expenses and other current assets	$541	$502
Accrued expenses and other current liabilities	(141)	(138)
Other assets	255	669
Other liabilities	(1,361)	(2,757)

	$(706)	$(1,724)

      The Company has incurred domestic and foreign losses in recent years and has reassessed the likelihood of recovering net deferred tax assets, resulting in the recording of valuation allowances due to the uncertainty of future profitability. The Company recorded income tax expense and increased the foreign valuation allowances by $4,509, $1,997 and $5,610 during the fourth quarters of 2005, 2004 and 2003, respectively. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The valuation allowance for deferred tax assets was:

	2005	2004	2003

Balance at beginning of period	$30,045	$32,954	$18,495
Change in valuation allowance	3,479	(6,757)	4,250
Other adjustments	(87)	3,848	10,209

Balance at end of period	$33,437	$30,045	$32,954

      $3,202 and $4,811 of the valuation allowance relates to the current portion of deferred tax assets at June 30, 2005 and 2004, respectively.
      The other adjustments to the valuation allowance consist primarily of changes in the valuation allowance attributable to discontinued operations.
      The Company has domestic federal net operating loss carry forwards of approximately $20,000 that expire from 2019 through 2024, state net operating loss carry forwards of approximately $56,000 that expire over various periods beginning in 2005 and foreign net operating loss carry forwards of approximately $55,000 that expire over various periods beginning in 2010.

17.	Commitments and Contingencies

Leases:
      The Company leases office, warehouse and manufacturing equipment and facilities for minimum annual rentals (plus certain cost escalations) as follows:

Non-Cancelable
Operating
Year Ended June 30	Leases

2006	$1,474
2007	1,388
2008	1,244
2009	972
2010	853
Thereafter	1,695

Total minimum lease payments	$7,626

      Operating lease commitments include $875 with a related party controlled by shareholders of the Company, as described in Related Party Transactions.
      Rent expense under operating leases was $1,873, $2,441 and $2,221 for 2005, 2004 and 2003, respectively.

Litigation:
      On or about April 17, 1997, CP Chemicals, Inc., a subsidiary (“CP”), and the Company were served with a complaint filed by Chevron U.S.A. Inc. (“Chevron”) in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that the Company, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. The Consent Order provided for a period of due diligence investigation of the property owned by Chevron and upon completion of the review of the results of the investigation, a decision was to be made whether to opt out of the settlement or proceed. Negotiations with Chevron regarding its allocation of responsibility and associated costs

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under the Consent Order reached an impasse and it became necessary for the Company and another defendant, Vulcan Materials Company (“Vulcan”), to opt out of the settlement on April 21, 2005. Since then, settlement negotiations have continued and the parties are in the process of memorializing the terms of a revised settlement. The Court will reopen the case if a revised settlement is not finalized.
      As proposed, CP, the Company and Vulcan, through an acquisition entity known as NFE, LLC (“NFE”), would acquire a portion of the property. NFE will then proceed with the remediation of the acquired property. Vulcan will pay a share of the remediation costs. Vulcan’s share has not yet been determined. Another defendant will also make a contribution toward the remediation costs to be incurred by NFE in an amount that has not yet been determined but which is estimated to be approximately $175. Chevron will retain title to a portion of the property and will also retain responsibility for further investigation and remediation of certain identified environmental conditions on the property. In addition, Chevron will also be required to complete any necessary remediation in a certain area of the property. While the costs and liabilities cannot be estimated with any degree of certainty at this time, the Company believes that insurance recoveries will be available to offset most of those costs.
      The Company’s subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”), was named in 1993 as a potentially responsible party (“PRP”) in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) by the United States Environmental Protection Agency (the “EPA”), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $675 has been paid as of June 30, 2005. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.
      Phibro-Tech has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control (“DTSC”) and has reached an agreement to make annual payments through October 2008. The remaining payments under this agreement were $315 as of June 30, 2005.
      Phibro-Tech and the DTSC are currently negotiating the settlement of certain alleged technical permit violations from 2003. A preliminary assessment of penalties in the amount of $49 has been made. Phibro-Tech, Inc. believes this amount will be reduced.
      On or about April 5, 2002, the Company was served, as a potentially responsible party, with an information request from the EPA relating to a third-party superfund site in Rhode Island. The Company has investigated the matter, which relates to events in the 1950’s and 1960’s, and management does not believe that the Company has any liability in this matter.
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
      By letter dated February 22, 2005, Phibro-Tech has been advised by the adjoining property owner of Phibro-Tech’s Powder Springs, Georgia property, of a potential claim for property damage as a result of certain alleged environmental conditions on Phibro-Tech’s Powder Springs property. No specific claim was made nor was any specific amount alleged. The Company has investigated this matter but does not, at this time, believe there will be any material liability resulting therefrom.
      The Company and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities and governmental regulation. Certain of these actions seek damages in various amounts. In most cases, such claims are covered by insurance. The Company believes that

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Environmental Remediation:
      The Company’s operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company’s current and former operations and those of its subsidiaries exposes the Company and its subsidiaries to the risk of claims with respect to such matters. Under certain circumstances, the Company or any of its subsidiaries might be required to curtail operations until a particular problem is remedied. Known costs and expenses under environmental laws incidental to ongoing operations are generally included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws or to investigate or remediate potential or actual contamination and from time to time the Company establishes reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict.
      The Company’s subsidiaries have, from time to time, implemented procedures at their facilities designed to respond to obligations to comply with environmental laws. The Company believes that its operations are currently in material compliance with such environmental laws, although at various sites its subsidiaries are engaged in continuing investigation, remediation and/or monitoring efforts to address contamination associated with their historic operations.
      Israel’s Ministry of the Environment has imposed revised business license terms on Koffolk’s Ramat Hovav manufacturing facilities. The Company has taken steps to contest the revised terms and can not currently estimate the costs or the timing of the final resolution of the issue.
      The nature of the Company’s and its subsidiaries’ current and former operations exposes the Company and its subsidiaries to the risk of claims with respect to environmental matters and the Company cannot assure it will not incur material costs and liabilities in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on the Company’s financial position.
      Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,743, which is included in current and long-term liabilities in the June 30, 2005 consolidated balance sheet (approximately $2,933 at June 30, 2004). Environmental provisions were $661, $1,511 and $1,610 for 2005, 2004 and 2003, respectively, and were included in selling, general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

18.	Guarantees
      As part of the Prince Transactions, as is normal for such transactions, the Company has agreed to indemnify the Palladium Investors for losses arising out of breach of representations, warranties and covenants. The Company’s maximum liability under such indemnifications is limited to $15,000.
      The Company established a $1,000 letter of credit escrow through December 2005 to collateralize certain indemnification obligations relating to the Prince Transactions.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Financial Instruments
      Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions in various countries. The Company sells to customers in a variety of industries, markets and countries. Concentrations of credit risk with respect to receivables arising from these sales are limited due to the large number of customers comprising the Company’s customer base. Ongoing credit evaluations of customers’ financial conditions are performed and, generally, no collateral is required. The Company maintains appropriate reserves for uncollectible receivables.
      The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short-term debt is considered to be representative of their fair value because of their short maturities. The fair values of the Company’s Senior Secured Notes and Senior Subordinated Notes are estimated based on quoted market prices. At June 30, 2005 the fair values of the Company’s Senior Secured Notes and Senior Subordinated Notes were $136,415 and $45,628, respectively, and the related carrying amounts were $127,491 and $48,029, respectively. At June 30, 2004 the fair values of the Company’s Senior Secured Notes and Senior Subordinated Notes were $114,450 and $43,706, respectively, and the related carrying amounts were $105,000 and 48,029, respectively. The fair value of the Company’s other long-term debt does not differ materially from its carrying amount based on the variable interest rate structure of these obligations.
      The Company obtains letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The contract values of the letters of credit at June 30, 2005 and 2004 were $11,686 and $9,263, respectively. The difference between the carrying values and fair values of these letters of credit was not material.
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
      From time to time, the Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates and as a means of hedging forecasted operating costs. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. Pursuant to SFAS No. 133, for contracts that qualify as a hedge at inception and throughout the hedge period, all cumulative changes in a foreign currency option’s fair value are deferred as a component of accumulated other comprehensive income until the underlying hedged transactions are reported on the Company’s consolidated statement of operations and comprehensive income. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company’s commodity futures contracts were designated as cash flow hedges and qualified for hedge accounting treatment. The notional amount of the Company’s copper contracts at June 30, 2005 was $1,858. The Company deferred $123 and $9 of cumulative gains (net of losses) on various copper futures contracts designated as cash flow hedges as of June 30, 2005 and 2004, respectively.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of commodity contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the agreements as of the reporting date.

20.	Business Segments
      The Company’s reportable segments are Animal Health and Nutrition, Industrial Chemicals and Distribution. Reportable segments have been determined primarily on the basis of the nature of products and services and certain similar operating units have been aggregated. The Company’s Animal Health and Nutrition segment manufactures and markets more than 500 formulations and concentrations of medicated feed additives and nutritional feed additives including antibiotics, antibacterials, anticoccidials, anthelmintics, trace minerals, vitamins, vitamin premixes and other animal health and nutrition products. The Industrial Chemicals segment manufactures and markets a number of chemicals for use in the pressure-treated wood, chemical catalyst, semiconductor, automotive and aerospace industries; and copper-based fungicides. The Distribution segment markets and distributes a variety of industrial, specialty and fine organic chemicals and intermediates produced primarily by third parties. Intersegment sales and transfers were not significant.
      Certain of the Company’s operations (MRT, La Cornubia and Wychem) were previously included in the All Other segment. Contract manufacturing, also previously included in the All Other segment, has been aggregated with the Industrial Chemicals segment due to the similar nature, management and economic characteristics of the businesses as well as common copper-based raw materials and production facilities. In addition, certain product lines previously included in the Animal Health and Nutrition segment have been included in the Distribution segment due to a change in management and marketing responsibilities. Prior years segment data has been revised for comparability.
      The following segment data includes information only for continuing operations.

	Animal
	Health &	Industrial
	Nutrition	Chemicals	Distribution	Corporate	Total

2005 Segment Detail
Net Sales	$278,837	$52,305	$33,237	$—	$364,379
Operating income/(loss)	10,073	4,835	4,671	(15,197)	4,382
Depreciation and amortization	16,243	1,597	20	246	18,106
Identifiable assets	204,799	21,473	8,092	18,693	253,057
Capital expenditures	4,823	1,384	50	1,232	7,489
      The Animal Health and Nutrition Segment includes Belgium Plant Transactions Costs for severance of $12,808, depreciation expense of $7,467 and other costs of $1,916.

	Animal
	Health &	Industrial
	Nutrition	Chemicals	Distribution	Corporate	Total

2004 Segment Detail
Net Sales	$263,417	$58,102	$32,865	$—	$354,384
Operating income/(loss)	32,605	4,569	3,602	(20,287)	20,489
Depreciation and amortization	8,263	2,123	11	261	10,658
Identifiable assets	185,601	26,146	7,715	16,616	236,078
Capital expenditures	3,850	2,216	6	57	6,129

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Animal
	Health &	Industrial
	Nutrition	Chemicals	Distribution	Corporate	Total

2003 Segment Detail
Net Sales	$248,262	$57,040	$32,516	$—	$337,818
Operating income/(loss)	37,325	(2,010)	4,354	(13,774)	25,895
Depreciation and amortization	7,690	2,904	12	380	10,986
Identifiable assets	190,864	33,191	9,154	13,353	246,562
Capital expenditures	5,669	2,836	—	2	8,507

21.	Geographic Information
      The following is information about the Company’s geographic operations. Information is attributed to the geographic areas based on the location of the Company’s subsidiaries.

	For the Years Ended June 30,

	2005	2004	2003

Net Sales:
United States	$251,520	$248,577	$233,942
Europe	17,091	14,715	12,715
Israel	40,150	43,170	44,383
Latin America	31,397	26,800	25,235
Asia/ Pacific	24,221	21,122	21,543

Total	$364,379	$354,384	$337,818

	For the Years Ended June 30,

	2005	2004	2003

Property, Plant and Equipment, net:
United States	$14,742	$13,836	$16,719
Europe	8,167	17,327	17,062
Israel	7,816	9,157	10,990
Latin America	18,997	14,783	15,396
Asia/ Pacific	238	278	337

Total	$49,960	$55,381	$60,504

22.	Consolidating Financial Statements
      The units of Senior Secured Notes due 2007, consisting of U.S. Notes issued by the Parent Issuer and Dutch Notes issued by the Dutch Issuer, are guaranteed by certain subsidiaries. The Parent Issuer and its U.S. subsidiaries (“U.S. Guarantor Subsidiaries”), excluding PMC, Prince MFG, LLC and MRT (the “Unrestricted Subsidiaries”, as defined in the Indenture), fully and unconditionally guarantee all of the Senior Secured Notes on a joint and several basis. In addition, the Dutch Issuer’s subsidiaries, presently consisting of Phibro Animal Health SA (the “Belgium Guarantor”), fully and unconditionally guarantee the Dutch Notes. The Dutch Issuer and the Belgium Guarantor do not guarantee the U.S. Notes. Other foreign subsidiaries (“Non-Guarantor Subsidiaries”) do not presently guarantee the Senior Secured Notes. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of the Parent Issuer other than the Unrestricted Subsidiaries and include: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; Phibrochem, Inc.;

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.
      The Senior Subordinated Notes due 2008, issued by the Parent Issuer, are guaranteed by certain subsidiaries. The Parent Issuer’s U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of the Parent Issuer including: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; PMC; Prince MFG, LLC; MRT (until divested); Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.
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

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING BALANCE SHEET
As of June 30, 2005

			U.S.			Non-
	Parent	Unrestricted	Guarantor	Dutch	Belgium	Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,490	$—	$1,787	$17	$255	$8,452	$—	$13,001
Trade receivables	2,828	—	24,791	—	3,980	21,207	—	52,806
Other receivables	549	—	971	—	804	1,287	—	3,611
Inventory	2,669	—	36,289	—	29,691	27,972	—	96,621
Prepaid expenses and other	4,118	—	921	—	1,203	6,545	—	12,787

TOTAL CURRENT ASSETS	12,654	—	64,759	17	35,933	65,463	—	178,826

Property, plant & equipment, net	1,178	—	13,564	—	8,122	27,096	—	49,960
Intangibles, net	—	—	3,827	—	1,339	5,035	—	10,201
Other assets	12,303	—	796	—	—	971	—	14,070
Investment in subsidiaries	101,464	—	—	(17,469)	—	—	(83,995)	—
Intercompany	9,384	—	93,463	31,103	(1,427)	(14,325)	(118,198)	—

	$136,983	$—	$176,409	$13,651	$43,967	$84,240	$(202,193)	$253,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Cash overdraft	$—	$—	$190	$—	$—	$—	$—	$190
Loan payable to banks	8,000	—	—	—	—	38	—	8,038
Current portion of long-term debt	—	—	—	—	—	1,625	—	1,625
Accounts payable	1,683	—	20,137	—	3,320	11,207	—	36,347
Accrued expenses and other	10,910	—	9,222	248	21,195	12,240		53,815

TOTAL CURRENT LIABILITIES	20,593	—	29,549	248	24,515	25,110	—	100,015

Long-term debt	151,236	—	—	24,284	—	981	—	176,501
Other liabilities	10,078	—	5,364	—	1,856	4,167	—	21,465
Intercompany debt	—	—	28,047	6,591	35,065	48,495	(118,198)	—

TOTAL LIABILITIES	181,907	—	62,960	31,123	61,436	78,753	(118,198)	297,981

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock	521	—	—	—	—	—	—	521
Common stock	2	—	33	—	—	—	(33)	2
Paid-in capital	27,260	—	108,383	21	52	1,537	(109,993)	27,260
Retained earnings (accumulated deficit)	(74,379)	—	5,188	(21,445)	(21,473)	6,074	31,656	(74,379)
Accumulated other comprehensive								—
income (loss):
Gain on derivative instruments, net of income taxes	123	—	123	—	—	—	(123)	123
Cumulative currency translation adjustment, net of income taxes	1,549	—	(278)	3,952	3,952	(2,124)	(5,502)	1,549

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(44,924)	—	113,449	(17,472)	(17,469)	5,487	(83,995)	(44,924)

	$136,983	$—	$176,409	$13,651	$43,967	$84,240	$(202,193)	$253,057

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended June 30, 2005

			U.S.			Non-
	Parent	Unrestricted	Guarantor	Dutch	Belgium	Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance

NET SALES	$23,877	$—	$227,643	$—	$10,276	$102,583	$—	$364,379
NET SALES — INTERCOMPANY	173	—	265	—	30,298	7,417	(38,153)	—
COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $22,191)	18,503	—	167,734	—	55,688	89,314	(38,153)	293,086

GROSS PROFIT	5,547	—	60,174	—	(15,114)	20,686	—	71,293
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,694	—	29,424	17	2,345	16,431	—	66,911

OPERATING INCOME (LOSS)	(13,147)	—	30,750	(17)	(17,459)	4,255	—	4,382
OTHER:
Interest expense	21,662	—	—	2,877	61	742	—	25,342
Interest (income)	(12)	—	(8)	—	—	(100)	—	(120)
Other (income) expense, net	(707)	—	(10)	—	62	(1,204)	—	(1,859)
Intercompany interest and other	(26,862)	—	20,754	(2,909)	4,073	4,944	—	—
Loss relating to subsidiaries	12,657	—	—	18,716	—	—	(31,373)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19,885)	—	10,014	(18,701)	(21,655)	(127)	31,373	(18,981)
PROVISION (BENEFIT) FOR INCOME TAXES	1,216	—	487	—	(2,939)	3,356	—	2,120

INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,101)	—	9,527	(18,701)	(18,716)	(3,483)	31,373	(21,101)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of income taxes	—	—	—	—	—	671	—	671
Gain from disposal of discontinued operations, net of income taxes	253	—	—	—	—	512	—	765
Income relating to discontinued operations	1,183	—	—	—	—	—	(1,183)	—

NET INCOME (LOSS)	$(19,665)	$—	$9,527	$(18,701)	$(18,716)	$(2,300)	$30,190	$(19,665)

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended June 30, 2005

			U.S.			Non-
	Parent	Unrestricted	Guarantor	Dutch	Belgium	Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance

OPERATING ACTIVITIES:
Net income (loss)	$(19,665)	$—	$9,527	$(18,701)	$(18,716)	$(2,300)	$30,190	$(19,665)
Adjustment for discontinued operations	(1,436)	—	—	—	—	(1,183)	1,183	(1,436)

Income (loss) from continuing operations	(21,101)	—	9,527	(18,701)	(18,716)	(3,483)	31,373	(21,101)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $7,467)	246	—	2,829	—	10,489	4,542	—	18,106
Amortization of deferred financing costs	2,974	—	—	—	—	—	—	2,974
Deferred income taxes	—	—	—	—	(2,124)	1,106	—	(1,018)
Net gain from sales of assets	(643)	—	(823)	—	—	(76)	—	(1,542)
Effects of changes in foreign currency	—	—	(731)	—	62	(30)	—	(699)
Other	291	—	294	—	—	267	—	852
Changes in operating assets and liabilities:
Accounts receivable	(168)	—	2,460	—	(1,482)	3,589	—	4,399
Inventory	(675)	—	2,906	—	(7,084)	(9,398)	—	(14,251)
Prepaid expenses and other	(1,102)	—	338	—	(786)	(1,230)	—	(2,780)
Other assets	804	—	(23)	—	—	(664)	—	117
Intercompany	7,809	5	(7,023)	14,386	7,871	8,325	(31,373)	—
Accounts payable	(1,251)	6	(8,325)	—	1,137	(421)	—	(8,854)
Accrued expenses and other	3,455	(1)	1,512	31	(1,628)	3,808	—	7,177
Accrued costs of non-completed transaction	(3,970)	—	—	—	—	—	—	(3,970)
Accrued costs of the Belgium Plant Transactions	—	—	—	—	13,309	—	—	13,309
Cash provided by discontinued operations	765	—	—	—	—	257	—	1,022

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(12,566)	10	2,941	(4,284)	1,048	6,592	—	(6,259)

INVESTING ACTIVITIES:
Capital expenditures	(1,232)	—	(2,527)	—	(1,001)	(2,729)	—	(7,489)
Proceeds from sale of assets	2,418	—	1,366	—	—	33	—	3,817
Other investing	(1,101)	—	—	—	—	—	—	(1,101)
Discontinued operations	940	—	—	—	—	3,855	—	4,795

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,025	—	(1,161)	—	(1,001)	1,159	—	22

FINANCING ACTIVITIES:
Net (decrease) in cash overdraft	—	(10)	(691)	—	—	—	—	(701)
Net increase (decrease) in short-term debt	(2,996)	—	—	—	—	38	—	(2,958)
Proceeds from long-term debt	19,107	—	—	4,284	—	901	—	24,292
Payments of long-term debt	—	—	(103)	—	—	(4,564)	—	(4,667)
Proceeds from capital contribution from PAHC Holdings Corporation	26,400	—	—	—	—	—	—	26,400
Redemption of Series C preferred stock	(26,400)	—	—	—	—	—	—	(26,400)
Debt financing costs	(2,216)	—	—	—	—	—	—	(2,216)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	13,895	(10)	(794)	4,284	—	(3,625)	—	13,750

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	—	(4)	(76)		(80)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,354	—	986	—	43	4,050	—	7,433
CASH AND CASH EQUIVALENTS at beginning of period	136	—	801	17	212	4,402		5,568

CASH AND CASH EQUIVALENTS at end of period	$2,490	$—	$1,787	$17	$255	$8,452	$—	$13,001

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING BALANCE SHEET
As of June 30, 2004

			U.S.			Non-
	Parent	Unrestricted	Guarantor	Dutch	Belgium	Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$136	$—	$801	$17	$212	$4,402	$—	$5,568
Trade receivables	2,670	—	26,996	—	2,592	24,959	—	57,217
Other receivables	317	414	1,195	—	72	768	—	2,766
Inventory	1,994	—	37,890	—	23,159	15,519		78,562
Prepaid expenses and other	3,195	110	565	—	1,018	3,703	—	8,591
Current assets from discontinued operations	—	—	—	—	—	1,886	—	1,886

TOTAL CURRENT ASSETS	8,312	524	67,447	17	27,053	51,237	—	154,590

Property, plant & equipment, net	105	—	13,730	—	17,321	24,225	—	55,381
Intangibles, net	—	—	4,252	—	1,569	5,874	—	11,695
Other assets	14,506	—	1,056	—	—	736	—	16,298
Other assets from discontinued operations	—	—	—	—	—	3,405	—	3,405
Investment in subsidiaries	125,355	—	—	1,604	—	—	(126,959)	—
Intercompany	(14,995)	20,995	60,030	20,181	1,630	(12,497)	(75,344)	—

	$133,283	$21,519	$146,515	$21,802	$47,573	$72,980	$(202,303)	$241,369

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Cash overdraft	$—	$10	$881	$—	$—	$—	$—	$891
Loan payable to banks	10,996	—	—	—	—	—	—	10,996
Current portion of long-term debt	—	—	101	—	—	1,250	—	1,351
Accounts payable	4,734	9	28,434	—	2,258	11,329	—	46,764
Accrued expenses and other	11,857	159	8,306	216	12,022	6,820		39,380
Current liabilities from discontinued operations	—	—	—	—	—	838	—	838

TOTAL CURRENT LIABILITIES	27,587	178	37,722	216	14,280	20,237	—	100,220

Long-term debt	133,029	—	2	20,000	—	4,987	—	158,018
Other liabilities	11,822	—	4,897	—	1,136	4,431	—	22,286
Intercompany debt	—	—	—	—	30,553	44,791	(75,344)	—

TOTAL LIABILITIES	172,438	178	42,621	20,216	45,969	74,446	(75,344)	280,524

REDEEMABLE SECURITIES:
Series C preferred stock	24,678	—	—	—	—	—	—	24,678

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock	521	—	—	—	—	—	—	521
Common stock	2	1	33	—	—	—	(34)	2
Paid-in capital	860	—	108,383	21	52	1,537	(109,993)	860
Retained earnings (accumulated deficit)	(57,964)	21,340	(4,339)	(2,744)	(2,757)	8,374	(19,874)	(57,964)
Accumulated other comprehensive income (loss):
Gain on derivative instruments, net of income taxes	9	—	9	—	—	—	(9)	9
Cumulative currency translation adjustment, net of income taxes	(7,261)	—	(192)	4,309	4,309	(11,377)	2,951	(7,261)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(63,833)	21,341	103,894	1,586	1,604	(1,466)	(126,959)	(63,833)

	$133,283	$21,519	$146,515	$21,802	$47,573	$72,980	$(202,303)	$241,369

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended June 30, 2004

			U.S.			Non-
	Parent	Unrestricted	Guarantor	Dutch	Belgium	Guarantors	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance

NET SALES	$21,868	$11,118	$215,591	$—	$5,742	$100,065	$—	$354,384
NET SALES — INTERCOMPANY	150	2,598	468	—	28,970	4,375	(36,561)	—
COST OF GOODS SOLD	17,318	10,139	160,136	—	25,293	88,892	(36,561)	265,217

GROSS PROFIT	4,700	3,577	55,923	—	9,419	15,548	—	89,167
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,393	1,299	25,317	4	2,676	15,989		68,678

OPERATING INCOME (LOSS)	(18,693)	2,278	30,606	(4)	6,743	(441)	—	20,489
OTHER:
Interest expense	18,314	18	—	1,806	95	491		20,724
Interest (income)	(4)	—	—	—	—	(126)		(130)
Other (income) expense, net	578	—	(605)	—	(265)	(496)		(788)
Net (gain) on extinguishment of debt	(23,226)	—	—	—	—	—		(23,226)
Intercompany interest and other	(26,755)	1,892	16,392	(1,823)	3,335	6,959		—
Loss relating to subsidiaries	(4,890)	—	—	(2,124)	—	—	7,014	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,290	368	14,819	2,137	3,578	(7,269)	(7,014)	23,909
PROVISION FOR INCOME TAXES	1,185	221	1,294	—	1,454	3,650		7,804

INCOME (LOSS) FROM CONTINUING OPERATIONS	16,105	147	13,525	2,137	2,124	(10,919)	(7,014)	16,105
DISCONTINUED OPERATIONS:
(Loss) from discontinued operations, net of income taxes	—	(124)	—	—	—	(1,042)		(1,166)
Gain (loss) on disposal of discontinued operations, net of income taxes	(3,197)	—	(2,735)	—	—	3,843		(2,089)
(Loss) relating to discontinued operations	(58)	—	—	—	—	—	58	—

NET INCOME (LOSS)	$12,850	$23	$10,790	$2,137	$2,124	$(8,118)	$(6,956)	$12,850

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended June 30, 2004

			U.S.			Non-
	Parent	Unrestricted	Guarantor	Dutch	Belgium	Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance

OPERATING ACTIVITIES:
Net income (loss)	$12,850	$23	$10,790	$2,137	$2,124	$(8,118)	$(6,956)	$12,850
Adjustment for discontinued operations	3,255	124	2,735	—	—	(2,801)	(58)	3,255

Income (loss) from continuing operations	16,105	147	13,525	2,137	2,124	(10,919)	(7,014)	16,105
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization	261	487	2,542	—	2,669	4,699		10,658
Amortization of deferred financing costs	2,106	—	—	—	—	—		2,106
Deferred income taxes	733	—	—	—	—	(407)		326
Net gain from sales of assets	—	—	(689)	—	—	(3)		(692)
Net gain on extinguishment of debt	(23,226)	—	—	—	—	—		(23,226)
Effects of changes in foreign currency	—	—	84	—	(264)	(368)		(548)
Other	525	—	395	—	—	194		1,114
Changes in operating assets and liabilities:
Accounts receivable	79	336	(4,826)	—	(945)	(2,102)		(7,458)
Inventory	618	(543)	4,143	—	(8,762)	8,320		3,776
Prepaid expenses and other	(268)	188	(479)	—	1,369	(1,070)		(260)
Other assets	1,997	—	(4,548)	—	—	(528)		(3,079)
Intercompany	(522)	17,331	(8,706)	(22,336)	13,316	(6,097)	7,014	—
Accounts payable	(370)	(328)	(2,368)	—	(2,395)	(269)		(5,730)
Accrued expenses and other	2,803	(89)	5,089	216	2,742	(3,632)		7,129
Accrued costs of non-completed transaction	3,970	—	—	—	—	—		3,970
Cash provided (used) by discontinued operations	(3,197)	(652)	(2,735)	—	—	5,255		(1,329)

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	1,614	16,877	1,427	(19,983)	9,854	(6,927)	—	2,862

INVESTING ACTIVITIES:
Capital expenditures	(57)	(62)	(2,506)	—	(1,613)	(1,891)		(6,129)
Proceeds from sale of assets	—	—	1,057	—	—	30		1,087
Other investing	(654)	—	—	—	—	(1)		(655)
Discontinued operations	14,343	—	—	—	—	424		14,767

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	13,632	(62)	(1,449)	—	(1,613)	(1,438)	—	9,070

FINANCING ACTIVITIES:
Net (decrease) in cash overdraft	(350)	(276)	(160)	—	—	(9)		(795)
Net (decrease) in short-term debt	(26,882)	—	—	—	—	(72)		(26,954)
Proceeds from long-term debt	85,000	—	—	20,000	—	4,661		109,661
Payments of long-term debt	(32,679)	(13)	(1,055)	—	—	(1,706)		(35,453)
Payment of Pfizer obligations	(20,075)	—	—	—	(8,225)	—		(28,300)
Payments relating to the Prince Transactions and transaction costs	(4,619)	(16,645)	(129)	—	—	—		(21,393)
Debt financing costs	(15,548)	—	—	—	—	—		(15,548)
Discontinued operations	—	—	—	—	—	1,005		1,005

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(15,153)	(16,934)	(1,344)	20,000	(8,225)	3,879	—	(17,777)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	—	11	223		234

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93	(119)	(1,366)	17	27	(4,263)	—	(5,611)
CASH AND CASH EQUIVALENTS at beginning of period	43	119	2,167	—	185	8,665		11,179

CASH AND CASH EQUIVALENTS at end of period	$136	$—	$801	$17	$212	$4,402	$—	$5,568

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended June 30, 2003

			U.S.			Non-
	Parent	Unrestricted	Guarantor	Dutch	Belgium	Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance

NET SALES	$23,982	$22,332	$187,628	$—	$6,625	$97,251	$—	$337,818
NET SALES — INTERCOMPANY	1,338	4,244	775	—	26,994	6,812	(40,163)	—
COST OF GOODS SOLD	20,083	20,422	144,543	—	31,435	72,257	(40,163)	248,577

GROSS PROFIT	5,237	6,154	43,860	—	2,184	31,806	—	89,241
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,890	2,575	26,632	—	1,868	15,381	—	63,346

OPERATING INCOME (LOSS)	(11,653)	3,579	17,228	—	316	16,425	—	25,895
OTHER:
Interest expense	16,224	86	1	—	62	1,082	—	17,455
Interest (income)	(2)	—	—	—	—	(83)	—	(85)
Other (income) expense, net	3,283	—	(3,481)	—	1,283	463	—	1,548
Intercompany interest and other	(33,819)	4,952	18,997	—	2,849	7,021	—	—
Loss relating to subsidiaries	4,590	—	—	—	—	—	(4,590)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,929)	(1,459)	1,711	—	(3,878)	7,942	4,590	6,977
PROVISION FOR INCOME TAXES	924	52	570	—	572	7,712	—	9,830

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,853)	(1,511)	1,141	—	(4,450)	230	4,590	(2,853)
DISCONTINUED OPERATIONS:
(Loss) from discontinued operations, net of income taxes	—	(3,454)	—	—	—	(10,569)	—	(14,023)
Gain (loss) from disposal of discontinued operations, net of income taxes	(30,019)	—	—	—	—	29,336	—	(683)
Income relating to discontinued operations	15,313	—	—	—	—	—	(15,313)	—

NET INCOME (LOSS)	$(17,559)	$(4,965)	$1,141	$—	$(4,450)	$18,997	$(10,723)	$(17,559)

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended June 30, 2003

			U.S.			Non-
	Parent	Unrestricted	Guarantor	Dutch	Belgium	Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance

OPERATING ACTIVITIES:
Net income (loss)	$(17,559)	$(4,965)	$1,141	$—	$(4,450)	$18,997	$(10,723)	$(17,559)
Adjustment for discontinued operations	14,706	3,454	—	—	—	(18,767)	15,313	14,706

Income (loss) from continuing operations	(2,853)	(1,511)	1,141	—	(4,450)	230	4,590	(2,853)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	380	956	2,900	—	2,019	4,731	—	10,986
Amortization of deferred financing costs	1,174	—	—	—	—	—	—	1,174
Deferred income taxes	—	—	—	—	—	6,460	—	6,460
Net gain from sales of assets	—	—	(118)	—	—	(9)	—	(127)
Effects of changes in foreign currency	—	—	(399)	—	1,268	(479)	—	390
Other	218	13	540	—	—	(384)	—	387
								—
Changes in operating assets and liabilities:
Accounts receivable	301	245	1,489	—	(322)	2,194	—	3,907
Inventory	95	(61)	(3,658)	—	2,270	(173)	—	(1,527)
Prepaid expenses and other	(702)	(195)	558	—	(1,191)	(1,577)	—	(3,107)
Other assets	(3,171)	—	1,131	—	—	(592)	—	(2,632)
Intercompany	13,334	2,717	(12,285)	—	4,989	(4,165)	(4,590)	—
Accounts payable	2,280	714	12,542	—	3,523	1,420	—	20,479
Accrued expenses and other	1,415	95	2,326	—	(6,444)	1,598	—	(1,010)
Cash provided (used) by discontinued operations	—	(1,928)	—	—	—	4,058	—	2,130

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,471	1,045	6,167	—	1,662	13,312	—	34,657

INVESTING ACTIVITIES:
Capital expenditures	(2)	(350)	(2,573)	—	(2,149)	(3,433)	—	(8,507)
Proceeds from sale of assets	—	—	2,530	—	—	34	—	2,564
Other investing	—	—	—	—	—	737	—	737
Discontinued operations	—	(493)	—	—	—	1,728	—	1,235

NET CASH (USED) BY INVESTING ACTIVITIES	(2)	(843)	(43)	—	(2,149)	(934)	—	(3,971)

FINANCING ACTIVITIES:
Net (decrease) in cash overdraft	(226)	(24)	(4,151)	—	—	(1,680)	—	(6,081)
Net (decrease) in short-term debt	(5,844)	—	—	—	—	(816)	—	(6,660)
Proceeds from long-term debt	—	—	—	—	—	2,000	—	2,000
Payments of long-term debt	(6,813)	(111)	(415)	—	—	(8,675)	—	(16,014)
Discontinued operations	—	—	—	—	—	377	—	377

NET CASH (USED) BY FINANCING ACTIVITIES	(12,883)	(135)	(4,566)	—	—	(8,794)	—	(26,378)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	9	—	54	389		452

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(414)	67	1,567	—	(433)	3,973	—	4,760
CASH AND CASH EQUIVALENTS at beginning of period	457	52	600	—	618	4,692		6,419

CASH AND CASH EQUIVALENTS at end of period	$43	$119	$2,167	$—	$185	$8,665	$—	$11,179

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Phibro Animal Health SA (Belgium):
      In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Phibro Animal Health SA (Belgium) at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 6 to the financial statements, a significant portion of the Company’s business is conducted with Phibro Animal Health Corporation and certain of its subsidiaries, which are related parties.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
September 23, 2005

PHIBRO ANIMAL HEALTH SA (Belgium)
BALANCE SHEETS

	As of June 30,

	2005	2004

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash, including restricted balance of $175 at June 30, 2004	$255	$212
Trade receivables, less allowance for doubtful accounts of $0 and $13 at June 30, 2005 and 2004, respectively	3,980	2,592
Other receivables	804	72
Inventories	29,691	23,159
Prepaid expenses and other current assets	1,203	1,018
Trade receivables — related parties	5,560	4,527

TOTAL CURRENT ASSETS	41,493	31,580
PROPERTY, PLANT AND EQUIPMENT, net	8,122	17,321
INTANGIBLES, net	1,339	1,569

	$50,954	$50,470

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,320	$2,258
Accrued expenses and other current liabilities	19,909	8,291
Trade payables — related parties	6,390	2,879

TOTAL CURRENT LIABILITIES	29,619	13,428
OTHER LIABILITIES	1,855	2,897
NOTES PAYABLE — RELATED PARTIES	35,662	30,571

TOTAL LIABILITIES	67,136	46,896

STOCKHOLDERS’ EQUITY (DEFICIT):
Paid-in capital	3,114	1,896
Accumulated deficit	(23,243)	(2,631)
Cumulative foreign currency translation adjustment, net of income taxes	3,947	4,309

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(16,182)	3,574

	$50,954	$50,470

The accompanying notes are an integral part of the financial statements

PHIBRO ANIMAL HEALTH SA (Belgium)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,

	2005	2004	2003

	(In thousands)
NET SALES	$10,276	$5,742	$6,625
NET SALES — RELATED PARTIES	30,298	28,970	26,994

TOTAL SALES	40,574	34,712	33,619
COST OF GOODS SOLD (includes Belgium Plant Transaction costs of $22,191 for the year ended June 30, 2005)	55,688	25,293	31,435

GROSS PROFIT	(15,114)	9,419	2,184
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,563	3,334	2,595

OPERATING INCOME (LOSS)	(18,677)	6,085	(411)
OTHER:
Interest expense	61	95	62
Interest expense — related parties	4,073	3,335	2,849
Other (income) expense, net	62	(265)	1,283

INCOME (LOSS) BEFORE INCOME TAXES	(22,873)	2,920	(4,605)
PROVISION (BENEFIT) FOR INCOME TAXES	(2,261)	1,614	(1,086)

NET INCOME (LOSS)	(20,612)	1,306	(3,519)
OTHER COMPREHENSIVE INCOME:
Change in currency translation adjustment, net of income taxes	(362)	532	2,401

COMPREHENSIVE INCOME (LOSS)	$(20,974)	$1,838	$(1,118)

The accompanying notes are an integral part of the financial statements

PHIBRO ANIMAL HEALTH SA (Belgium)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Years Ended June 30, 2005 and 2004 and 2003

			Foreign
			Currency
	Paid-in	(Accumulated	Translation
	Capital	Deficit)	Adjustment	Total

	(In thousands)
BALANCE, JUNE 30, 2002	$459	$(418)	$1,376	$1,417
Contribution from parent	727			727
Net (loss)		(3,519)		(3,519)
Foreign currency translation adjustment, net of income taxes			2,401	2,401

BALANCE, JUNE 30, 2003	$1,186	$(3,937)	$3,777	$1,026

Contribution from parent	710			710
Net income		1,306		1,306
Foreign currency translation adjustment, net of income taxes			532	532

BALANCE, JUNE 30, 2004	$1,896	$(2,631)	$4,309	$3,574

Contribution from parent	1,218			1,218
Net (loss)		(20,612)		(20,612)
Foreign currency translation adjustment, net of income taxes			(362)	(362)

BALANCE, JUNE 30, 2005	$3,114	$(23,243)	$3,947	$(16,182)

The accompanying notes are an integral part of the financial statements

PHIBRO ANIMAL HEALTH SA (Belgium)
STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(20,612)	$1,306	$(3,519)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $7,467 for the year ended June 30, 2005)	10,484	2,669	2,019
Deferred taxes	(1,446)	112	142
Allocated selling, general and administrative expenses from parent	1,218	658	727
Effects of changes in foreign currency and other	62	(264)	1,268
Changes in operating assets and liabilities:
Accounts receivable	(1,482)	(945)	(322)
Inventories	(7,084)	(8,762)	2,270
Prepaid expenses and other current assets	(786)	1,369	(1,191)
Related party receivables and payables	3,010	5,135	1,557
Accounts payable	1,137	(2,395)	3,523
Accrued expenses and other liabilities	(1,826)	2,790	(8,244)
Accrued costs of the Belgium Plant Transactions	13,069	—	—

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(4,256)	1,673	(1,770)

INVESTING ACTIVITIES:
Capital expenditures	(1,001)	(1,613)	(2,149)
Other investing	296	—	—

NET CASH (USED) BY INVESTING ACTIVITIES	(705)	(1,613)	(2,149)

FINANCING ACTIVITIES:
Net increase in intercompany debt	5,008	8,181	3,432
Payment of Pfizer obligations	—	(8,225)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	5,008	(44)	3,432

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	11	54

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43	27	(433)
CASH AND CASH EQUIVALENTS at beginning of period	212	185	618

CASH AND CASH EQUIVALENTS at end of period	$255	$212	$185

Supplemental Cash Flow Information:
Interest paid	$—	$55	$88
Income taxes paid	—	—	366
The accompanying notes are an integral part of the financial statements

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS
(In Thousands)

1.	Description of Business
      Phibro Animal Health SA, a company organized under the laws of Belgium, (the “Company”) is a manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives (“MFA”), which the Company sells in various markets predominately to the poultry, swine and cattle markets.
      The Company is a direct wholly-owned subsidiary of Philipp Brothers Netherlands III B.V. (“BV III”) and an indirect wholly-owned subsidiary of both Philipp Brothers Netherlands I B.V. (“BV I”) and Phibro Animal Health Corporation (“PAHC”).
      On November 30, 2000, PAHC purchased the MFA business of Pfizer, Inc. The Company, BV III and BV I were part of that acquisition.

2.	Summary of Significant Accounting Policies

Basis of Presentation:
      The Company presents its financial statements on the basis of its fiscal year ending June 30. All references to years 2005, 2004, and 2003 in these financial statements refer to the fiscal year ended June 30 of that year.

Risks and Uncertainties:
      The use of antibiotics in medicated feed additives is a subject of legislative and regulatory interest. The issue of potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in food-producing animals. The sale of feed additives containing antibiotics is a material portion of the Company’s business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
      The testing, manufacturing, and marketing of certain products are subject to extensive regulation by numerous government authorities in the United States and other countries.
      A significant portion of the Company’s sales and earnings are attributable to transactions with related parties.
      The Company’s ability to fund its operating plan relies upon the continuance of this business and the continued support of BV III, BV I and PAHC, including their agreement to not require repayment of the Company’s notes payable to them for the foreseeable future.

Use of Estimates:
      Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates include reserves for bad debts, inventory obsolescence, environmental matters, depreciation and amortization periods of long-lived assets, recoverability of long-lived assets and realizability of deferred tax assets and actuarial assumptions related to the Company’s pension plan.

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Recognition:
      Revenue is recognized upon transfer of title and when risk of loss passes to the customer. Certain of the Company’s customers have terms of FOB shipping point where title and risk of loss transfer on shipment. Certain of the Company’s customers have terms FOB destination where title and risk of loss transfer on delivery. In the case of FOB destination, revenue is not recognized until products are received by the customer. Additional conditions for recognition of revenue are that collection of sales proceeds are reasonably assured and the Company has no further performance obligations. The Company records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements and other volume-based incentives at the time the sale is recorded. There were no material provisions for estimated reductions to revenues in 2005, 2004 and 2003.

Cash:
      Cash includes cash in banks. Cash also includes cash on deposit in a restricted bank account under a contractual obligation with a customer, in the amount of $175 at June 30, 2004. This cash was subsequently released during 2005.

Accounts Receivable and Allowance for Doubtful Accounts:
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the probable credit losses in its existing accounts receivable. The allowance is based on historical write-off experience and is reviewed periodically. Past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when the Company determines that it is probable that the receivable will not be recovered. The allowance for doubtful accounts was:

	For the Years Ended
	June 30,

	2005	2004	2003

Balance at beginning of period	$13	$22	$—
Provision for bad debts	—	—	22
Bad debt write-offs	(13)	(9)	—

Balance at end of period	$—	$13	$22

Inventories:
      Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) method. Obsolete and unsaleable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:

	As of June 30,

	2005	2004

Raw materials	$907	$910
Work-in-process	—	166
Finished goods	28,784	22,083

Total inventory	$29,691	$23,159

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment:
      Property, plant and equipment are stated at cost.
      Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives ranging from 8 to 20 years for buildings and improvements and 3 to 10 years for machinery and equipment.
      The Company capitalizes costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the statements of operations and comprehensive income (loss).

Intangibles:
      Product intangibles cost arising from the acquisition of the MFA business from Pfizer, Inc. was $2,173 and $2,191 at June 30, 2005 and 2004, respectively, and accumulated amortization of $834 and $622 at June 30, 2005 and 2004, respectively. Amortization expense was $229, $252 and $156 for 2005, 2004 and 2003, respectively. Amortization expense for each of the next five years from 2006 to 2010 is expected to be approximately $243 per year. These product intangible costs are being amortized on a straight-line basis over ten years with 5 1/2 years remaining at June 30, 2005.

Foreign Currency Translation:
      Financial position and results of operations of the Company are measured using the Euro as the functional currency. Assets and liabilities are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from the use of differing exchange rates from period to period are included in cumulative foreign currency translation adjustment on the Company’s balance sheet. Income statement accounts are translated at the average rates of exchange prevailing during the year.
      Foreign currency transaction gains and losses primarily arise from short-term intercompany balances. Net foreign currency transaction (gains) losses were $62, $(264) and $1,268 for 2005, 2004 and 2003, respectively, and were included in other (income) expense, net in the Company’s statements of operations and comprehensive income (loss).
      PAHC considers long-term notes payable with related parties to be balances for which settlement is not planned or anticipated in the foreseeable future. PAHC considers these balances to be part of the net investment and, accordingly, foreign currency transaction (gains) losses from such items are recorded in cumulative foreign currency translation adjustment on the Company’s balance sheet.

Recoverability of Long-Lived Assets:
      The Company evaluates the recoverability of long-lived assets, including intangible assets, when events or circumstances indicate that a diminution in value may have occurred, using financial indicators such as historical and future ability to generate cash flows from operations. The Company’s policy is to record an impairment loss in the period it is determined the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest or income taxes) are less than the carrying amount of the assets.

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes:
      Income tax expense includes Belgium income taxes. The tax effect of certain temporary differences between amounts recognized for financial reporting purposes and amounts recognized for tax purposes are reported as deferred income taxes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established as necessary to reduce deferred tax assets to amounts more likely than not to be realized.

Research and Development Expenditures:
      Research and development expenditures are expensed as incurred, recorded in selling, general and administrative expenses and were $122 for 2004. There were no research and development expenditures in 2005 and 2003.

New Accounting Pronouncements:
      The Company will adopt the following new and revised accounting pronouncements in fiscal 2006:

Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....”. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 30, 2005 and the provisions of this statement shall be applied prospectively. The Company anticipates that the adoption of SFAS No. 151 will not result in a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement shall be applied prospectively. The Company is currently assessing the impact of this statement.

Statement of Financial Accounting Standards No. 123, “Share-Based Payment (revised 2004)” (“SFAS No. 123”). This Statement is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)

other than employees provided in SFAS No. 123 as originally issued, and it does not address the accounting for employee share ownership plans. This Statement applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. SFAS No. 123, as revised, is effective as of the beginning of the first annual reporting period that begins after December 31, 2005. The Company anticipates that the adoption of this revision of SFAS No. 123 will not result in a material impact on the Company’s financial statements.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations (“ARO”)” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional ARO should be recognized when incurred; generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company anticipates that the adoption of FIN No. 47 will not result in a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently assessing the impact of this statement.

3.	Refinancing

Issuance of 13% Senior Secured Notes and Payment of Pfizer Obligations
      On October 21, 2003, PAHC issued 105,000 units consisting of $85,000 of 13% Senior Secured Notes due 2007 (the “U.S. Notes”) and $20,000 13% Senior Secured Notes due 2007 of BVIII (the “Dutch Notes”), the direct parent of the Company. Certain proceeds from the issuance were used to satisfy outstanding obligations to Pfizer Inc., including $8,225 of accounts payable.

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Issuance of Additional 13% Senior Secured Notes:
      On December 21, 2004, PAHC completed a private placement pursuant to which PAHC and BVIII issued and sold 22,491 additional units consisting of $18,207 of U.S. Notes of PAHC and $4,284 of Dutch Notes of BV III. The proceeds were used to refinance indebtedness outstanding under the PAHC’s domestic senior credit facility. These additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the “Indenture”) under which PAHC and BV III previously issued 105,000 units consisting of $85,000 aggregate principal amount of U.S. Notes and $20,000 aggregate principal amount of Dutch Notes.
      On March 9, 2005, PAHC completed the exchange of its privately placed 127,491 units of 13% Senior Secured Notes due 2007 with 127,491 new units of 13% Senior Secured Notes due 2007 that have been registered with the Securities and Exchange Commission (the “SEC”).

4.	Belgium Plant Transactions
      On December 16, 2004, the Company entered into an agreement with GlaxoSmithKline Biologicals (“GSK”) to sell to GSK substantially all of the Company’s facilities in Rixensart, Belgium (the “Belgium Plant”). Such sale, when completed (the “Belgium Plant Transactions”), will include the following elements (U.S. dollar amounts at the June 30, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of the Company at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of the Company for a purchase price of EUR 6,200 ($7,501), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for the Company to reimburse GSK up to a maximum of EUR 700 ($847) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, the Company agreeing to pay to GSK EUR 1,500 ($1,815) within six months from the closing date, EUR 1,500 ($1,815) within eighteen months from the closing date, EUR 1,500 ($1,815) within thirty months from the closing date, and EUR 500 ($605) within forty-two months from the closing date; (v) the Company retaining certain excess land (valued at approximately EUR 400 ($484)) and being able to sell such land for its own account; (vi) the Company being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) the Company retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for its own account or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.
      The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event later than June 30, 2006.
      The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.
      As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2,100 ($2,500) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 5,828 ($7,467) during 2005 and will record an additional EUR 3,800 ($4,600) of incremental depreciation expense ratably through November 2005.
      The Company recorded accrued severance expense of EUR 10,200 ($12,808) during 2005, representing the estimated total cost of severance and early-retirement programs for those employees not transferring to GSK. The expense includes $888 for enhanced pension benefits agreed as part of the early-retirement program. The Company estimates $6,500 will be payable at or around the closing date and $6,308 will be payable in subsequent periods.

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company also recorded $1,916 of other transaction-related expense during 2005.
      The incremental depreciation expense of $7,467, severance expense of $12,808 and other transaction-related expense of $1,916 recorded in 2005 are included in cost of goods sold on the Company’s consolidated statements of operations and comprehensive income (loss).
      The Company expects to record an estimated $6,200 of additional net expense during fiscal 2006 for employee retention agreements, plant dismantling and decommissioning, plant shutdown and other costs associated with the completion of the sale of the Belgium Plant. The estimated net expense includes an estimated $1,100 of gain from the curtailment of the Belgium pension plan. The Company estimates no material gain or loss during fiscal 2006 resulting from the sale of the Belgium Plant.
      The Company has determined that the carrying amount of the Belgium Plant at June 30, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.
      In anticipation of transferring production of virginiamycin from the Belgium plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period.

5.	Property, Plant and Equipment
      Property, plant and equipment is comprised of:

	As of June 30,

	2005	2004

Land	$1,896	$1,912
Buildings and improvements	5,926	6,153
Machinery and equipment	17,482	16,425

	25,304	24,490
Less: accumulated depreciation	17,182	7,169

	$8,122	$17,321

      Depreciation expense was $10,255, $2,417 and $1,863 for 2005, 2004 and 2003, respectively. Depreciation expense for 2005 includes accelerated depreciation of $7,467 relating to the Belgium Plant Transactions.

6.	Related Party Transactions
      The Company transacts business with PAHC and certain of its subsidiaries. The amounts of these transactions, and the related receivables and payables, reflected in the Company’s financial statements are as follows:

	For the Years Ended June 30,

	2005	2004	2003

Product sales	$30,298	$28,970	$26,994
Product purchases	8,183	3,553	5,344
Receivables at June 30	5,560	4,527	8,553
Payables at June 30	6,390	2,879	1,835
      The Company has notes payable to related parties. These notes bear interest at 13.125% per annum and interest is payable annually on December 31. The Company’s related interest obligations to related parties will be payable only to the extent that the Company’s cash flows are sufficient to service such obligations. These

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)
notes mature on December 7, 2007 and July 2, 2011. These notes payable are included in notes payable — related parties on the Company’s balance sheet.
      Cost allocations from PAHC and certain other related parties are included in selling, general and administrative expenses on the Company’s statements of operations and comprehensive income (loss). These allocations are based upon the ratio of the Company’s third party sales to the third party sales of PAHC and certain other related parties, and represent administrative costs incurred by these entities in support of the operations of the Company. These cost allocations amounted to $1,218, $658 and $727 for 2004, 2003 and 2002, respectively. PAHC and the certain other related parties have elected not to seek repayment for these amounts from the Company and have contributed these amounts as additional capital to the Company.

7.	Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities are comprised of:

	As of June 30,

	2005	2004

Belgium Plant Transactions	$13,069	—
Employee related expenses	2,511	2,507
Tax accruals	4,442	4,059
Other accrued liabilities	707	1,725

	$20,729	$8,291

8.	Debt Guaranteed
      In October 2003 PAHC issued 105,000 units, consisting of $85,000 of 13% Senior Secured Notes due 2007 of PAHC (the “U.S. Notes”) and $20,000 of 13% Senior Secured Notes due 2007 of BV III (the “Dutch Notes”), the direct parent of the Company.
      In December 2004 PAHC completed a private placement pursuant to which PAHC and BVIII issued and sold 22,491 additional units consisting of $18,207 of U.S. Notes of PAHC and $4,284 of Dutch Notes of BV III.
      The Dutch Notes are senior secured obligations of the BV III and are guaranteed on a senior secured basis by PAHC and by the restricted subsidiaries of BV III, presently consisting of the Company. The Dutch Notes and related guarantees are secured by a pledge of all the accounts receivable, a security interest or floating charge on the inventory to the extent permitted by applicable law, and a mortgage on substantially all of the real property of BV III and each of its restricted subsidiaries, a pledge of 100% of the capital stock of each subsidiary of BV III, and a pledge of the intercompany loans made by BV III to its restricted subsidiaries.
      The indenture governing the Senior Secured Notes provides for optional make-whole redemptions at any time prior to June 1, 2005, optional redemption on or after June 1, 2005, and requires PAHC to make certain offers to purchase Senior Secured Notes upon a change of control, upon certain asset sales and from fifty percent (50%) of excess cash flow (as such terms are defined in the indenture).
      The indenture contains certain covenants with respect to PAHC, the Company and the guarantors, which restrict, among other things, (a) the incurrence of additional indebtedness, (b) the payment of dividends and other restricted payments, (c) the creation of certain liens, (d) the sale of assets, (e) certain payment restrictions affecting subsidiaries, and (f) transactions with affiliates. The indenture restricts the Company’s ability to consolidate, or merge with or into, or to transfer all or substantially all of its assets to, another person.

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Employee Benefit Plans
      The Company maintains a defined benefit plan for eligible employees. The benefits provided by the plans are based upon years of service and the employees’ average compensation, as defined. The measurement dates for the domestic and international pension plans were June 30, 2005 and 2004, respectively.
      Reconciliations of changes in benefit obligations, plan assets, and funded status of the plans were:

	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$7,323	$6,595
Service cost	477	467
Interest cost	423	374
Benefits paid	(14)	(3)
Employee contributions	39	27
Actuarial (gain) or loss	670	(475)
Curtailment	—	—
Special termination benefits	888	—
Change in discount rate	1,690	—
Exchange rate impact	(232)	338

Benefit obligation at end of year	$11,264	$7,323

      At June 30, 2005 and 2004, the accumulated benefit obligation was $7,325 and $4,383, respectively.
      The International plan 2005 benefit obligation and pension cost include $888 for enhanced pension benefits with certain employees who have agreed to an early-retirement program effective as of the closing of the Belgium Plant Transactions.
      The Company expects the International plan will record during fiscal 2006 a curtailment gain of approximately $1,100 related to the reduction in number of international participants due to the Belgium Plant Transactions.

	2005	2004

Change in Plan Assets
Fair value of plan assets at beginning of year	$5,828	$4,566
Actual return on plan assets	623	435
Employer contributions	658	558
Employee contributions	38	27
Other	353	—
Benefits paid	(14)	(3)
Exchange rate impact	(78)	245

Fair value of plan assets at end of year	$7,408	$5,828

Funded status
Funded status of the plan	$(3,856)	$(1,495)
Unrecognized net actuarial (gain) or loss	2,002	368
Unrecognized prior service cost	—	—
Unrecognized transition obligation/(asset)	—	—

(Accrued) pension cost	$(1,854)	$(1,127)

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company expects it will not contribute to the plan during fiscal 2006 due to the anticipated reduction in plan participants resulting from employees who will transfer to GSK and from an early-retirement program.
      The Company expects plan assets during 2006 will be reduced by approximately $6,800 in connection with the expected transfer of employees to GSK and the early-retirement program.
      Components of net periodic pension expense were:

	2005	2004	2003

Service cost — benefits earned during the year	$477	$467	$310
Interest cost on benefit obligation	424	374	259
Expected return on plan assets	(362)	(300)	(203)
Special Termination Benefits	888	—	—
Amortization of net actuarial loss	—	22	—

Net periodic pension expense — international	$1,427	$563	$366

      Significant actuarial assumptions for the plans were:

	2005	2004	2003

Discount rate for service and interest	5.5%	5.5%	5.8%
Expected rate of return on plan assets	6.0%	6.0%	6.0%
Rate of compensation increase	3.0%	3.0%	3.0%
Discount rate for year-end benefit obligation	4.5%	5.5%	5.5%
      The international pension plan utilizes Euro-zone A+ rated bonds in the determination of the discount rate based on the average liability duration of the plan beneficiaries.
      Estimated future benefit payments, including benefits attributable to future service, are as follows:

2006	$48
2007	10
2008	6
2009	5
2010	4
2011-2015	13
      Estimated future benefit payments for the plan reflect participants remaining after completion of the Belgium Plant Transactions.
      The Company’s plan target asset allocations for fiscal 2006 and the weighted asset allocation of plan assets as of June 30, 2005 and 2004 are as follows:

	2006	2005	2004

Debt Securities	57%	57%	62%
Equity Securities	24%	23%	21%
Other	19%	20%	17%
      The Company assumed the liability for the plan during 2002 as part of the acquisition of the MFA business from Pfizer, Inc.

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

	For the Years Ended
	June 30,

	2005	2004	2003

Income (loss) before income taxes	$(22,873)	$2,920	$(4,605)

Current tax provision (benefit)	$(815)	$1,502	$(1,228)
Deferred tax provision (benefit)	(1,446)	112	142

Provision (benefit) for income taxes	$(2,261)	$1,614	$(1,086)

      Reconciliations of the statutory income tax rate to the Company’s effective tax rate are:

	For the Years Ended
	June 30,

	2005	2004	2003

	%	%	%
Statutory income tax rate	(34.0)	34.0	(34.0)
Expenses with no tax benefit	1.8	16.9	5.4
Changes in valuation allowance	21.3	(6.5)	4.1
Other	1.0	10.9	0.9

Effective income tax rate	(9.9)	55.3	(23.6)

      The tax effects of significant temporary differences that comprise deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003 were:

	As of June 30,

	2005	2004

Deferred tax assets:
Depreciation	$7	$7
Inventory	615	615
Net operating loss carry forwards	7,363	—
Other	575	97

	8,560	719
Valuation allowance	(4,867)	—

	3,693	719

Deferred tax liabilities:
Depreciation	(2,058)	(1,022)
Other	(1,635)	(1,143)

	(3,693)	(2,165)

Net deferred tax liability	$—	$(1,446)

PHIBRO ANIMAL HEALTH SA (Belgium)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Deferred taxes are included in the following line items on the Company’s balance sheets:

	As of June 30,

	2005	2004

Prepaid expenses and other current assets	$315	$315
Other liabilities	(315)	(1,761)

Net deferred tax liability	$—	$(1,446)

      The Company incurred losses in 2003 and prior years and assessed the likelihood of recovering net deferred tax assets, which resulted in the recording of valuation allowances. In 2004 the Company had taxable income and utilized the net operating loss carry forwards from 2003 and prior years. The Company will continue to evaluate the likelihood of recoverability of the remaining deferred tax assets based upon actual and expected operating performance.

11.	Financial Instruments
      Financial instruments that potentially subject the Company to credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. The Company sells to customers in a variety of industries, markets and countries. Concentrations of credit risk with respect to receivables arising from these sales are limited due to the large number of customers comprising the Company’s customer base. Ongoing credit evaluations of customers’ financial conditions are performed and, generally, no collateral is required. The Company maintains appropriate reserves for uncollectible receivables.
      The carrying amounts of cash, trade receivables and trade payables is considered to be representative of their fair value because of their short term maturities.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
PHIBRO ANIMAL HEALTH CORPORATION

By: /s/ Jack C. Bendheim	By: /s/ Gerald K. Carlson

Jack C. Bendheim	Gerald K. Carlson
Chairman of the Board	Chief Executive Officer
Date: September 28, 2005	Date: September 28, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerald K. Carlson Gerald K. Carlson Chief Executive Officer (Principal Executive Officer)	September 28, 2005

/s/ Jack C. Bendheim Jack C. Bendheim Director, Chairman of the Board	September 28, 2005

/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2005

/s/ Marvin S. Sussman Marvin S. Sussman Director	September 28, 2005

/s/ James O. Herlands James O. Herlands Director	September 28, 2005

/s/ Sam Gejdenson Sam Gejdenson Director	September 28, 2005

/s/ Mary Lou Malanoski Mary Lou Malanoski Director	September 28, 2005

S-1

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

3.1		Composite Certificate of Incorporation of Registrant(15)
3	.1(a)	Certificate of Amendment of Certificate of Incorporation of Registrant dated February 28, 2005(21)

3.2		By-laws of Registrant(1)

4.1		Indenture, dated as of June 11, 1998, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant, and exhibits thereto, including Form of 9 7/8% Senior Subordinated Note due 2008 of Company(1)

4	.1.1	First Supplemental Indenture, dated as of January 15, 1999, among Registrant, the Guarantors named therein and The Chase Manhattan Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(10)

4	.1.2	Second Supplemental Indenture, dated as of March 19, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(10)

4	.1.3	Third Supplemental Indenture, dated as of June 10, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(10)

4	.1.4	Fourth Supplemental Indenture, dated as of October 1, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(11)

4	.1.5	Fifth Supplemental Indenture, dated as of October 21, 2003, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(12)

4	.1.6	Sixth Supplemental Indenture, dated as of June 25, 2004, among Registrant, the Guarantors named therein and JPMorgan Chase Bank, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2008 of Registrant(16)

4.2		Indenture, dated as of October 21, 2003, by and among Registrant and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent(13)
4	.2.1	First Supplemental Indenture, dated as of June 25, 2004, by and among Registrant and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, as Trustee and Collateral Agent(16)

4	.2.2	Second Supplemental Indenture, dated as of December 8, 2004, by and among Registrant and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, National Association as Trustee and Collateral Agent(17)

4	.2.3	Third Supplemental Indenture, dated as of March 10, 2005, by and among Registrant and Philipp Brothers Netherlands III B.V., as Issuers, the Guarantors named therein, and HSBC Bank USA, National Association as Trustee and Collateral Agent(22)

		Certain instruments which define the rights of holders of long-term debt of Registrant and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, as of June 30, 2005. For a description of such indebtedness, see Note 12 of Notes to Consolidated Financial Statements. Registrant hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

10.1		Lease, dated September 27, 2004, between Registrant and Hartz Mountain Industries, Inc.(19)

10.2		Lease, dated June 30, 1995, between First Dice Road Co. and Phibro-Tech, Inc., as amended May 1998(1)

10.3		Lease, dated December 24, 1981, between Koffolk (1949) Ltd. and Israel Land Administration(1)

10.4		Master Lease Agreement, dated February 27, 1998, between General Electric Capital Corp., Registrant and Phibro-Tech, Inc.(1)

Exhibit
No.		Description of Exhibit

10.5		Stockholders Agreement, dated December 29, 1987, by and between Registrant, Charles H. Bendheim, Jack C. Bendheim and Marvin S. Sussman(1)

10.6		Employment Agreement, dated December 29, 1987, by and between Registrant and Marvin S. Sussman(1)††

10.7		Stockholders Agreement, dated February 21, 1995, between James O. Herlands and Phibro-Tech, Inc., as amended as of June 11, 1998(1)

10.8		Form of Severance Agreement, dated as of February 21, 1995, between Registrant and James O. Herlands(1)††

10.9		Agreement of Limited Partnership of First Dice Road Company, dated June 1, 1985, by and among Western Magnesium Corp., Jack Bendheim, Marvin S. Sussman and James O. Herlands, as amended November 1985(1)

10.10		Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan Trust, dated as of January 1, 1994, by and between Registrant on its own behalf and on behalf of C.P. Chemicals, Inc., Phibro-Tech, Inc. and the Trustee thereunder; Philipp Brothers Chemicals, Inc. Retirement Income and Deferred Compensation Plan, dated March 18, 1994 (“Retirement Income and Deferred Compensation Plan”)(1)††

10	.10.1	First, Second and Third Amendments to Retirement Income and Deferred Compensation Plan(2)††

10.11		Form of Executive Income Deferred Compensation Agreement, each dated March 11, 1990, by and between Registrant and each of Jack Bendheim, James Herlands and Marvin Sussman(1)††

10.12		Form of Executive Income Split Dollar Agreement, each dated March 1, 1990, by and between Registrant and each of Jack Bendheim, James Herlands and Marvin Sussman(1)††

10.13		Administrative Consent Order, dated March 11, 1991, issued by the State of New Jersey Department of Environmental Protection, Division of Hazardous Waste Management, to C.P. Chemicals, Inc.(1)

10.14		Agreement for Transfer of Ownership, dated as of June 8, 2000, between C. P. Chemicals, Inc. (“CP”) and the Township of Woodbridge (“Township”), and related Environmental Indemnification Agreement, between CP and Township, and Lease, between Township and CP(2)

10.15		Stockholders’ Agreement, dated as of January 5, 2000, among shareholders of Penick Holding Company (“PHC”), and Certificate of Incorporation of PHC and Certificate of Designation, Preferences and Rights of Series A Redeemable Cumulative Preferred Stock of PHC(2)

10.16		Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset Selling Corporations (named therein) and Registrant, and various exhibits and certain Schedules thereto(3)†

10	.16.1	Amendment, dated August 11, 2003 to Asset Purchase Agreement, dated as of September 28, 2000, among Pfizer, Inc., the Asset Selling Corporations (named therein) and Registrant(10)

10.17		Stock Purchase Agreement, dated as of November 30, 2000, between Registrant and the Purchasers (as defined therein)(4)

10.18		Stockholders’ Agreement, dated as of November 30, 2000, among Registrant, the Investor Stockholders (as defined therein) and Jack C. Bendheim(4)

10.19		United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10	.19.1	Amendment No. 1 to United States Asset Purchase Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of June 14, 2001(6)

10.20		Supply Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.21		License Agreement between Phibro-Tech, Inc. and Nufarm, Inc. dated as of May 1, 2001(5)

10.22		Amended and Restated Management and Advisory Services Agreement dated as of October 21, 2003 between Registrant and Palladium Capital Management, L.L.C.(15)††

10.23		Employment Agreement, dated May 28, 2002, by and between Registrant and Gerald K. Carlson(8)††

10.24		Consulting Agreement dated as of November 1, 2004, by and between Registrant and David McBeath(19)††

Exhibit
No.		Description of Exhibit

10.25		Consulting Agreement dated as of December 13, 2004, by and between Registrant and David McBeath(19)††

10.26		Stock Purchase Agreement, dated August 14, 2003, by and between Registrant and Cemex, Inc.(9)

10.27		Loan and Security Agreement, dated October 21, 2003, by and among, the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., and Registrant, and each of Registrant’s Subsidiaries identified on the signature pages thereto(12)

10	.27.1	Amendment Number One to Loan and Security Agreement dated November 14, 2003(12)

10	.27.2	Amendment Number Two to Loan and Security Agreement dated April 29, 2004(14)

10	.27.3	Amendment Number Three to Loan and Security Agreement dated as of September 24, 2004(16)

10	.27.4	Amendment Number Four to Loan and Security Agreement dated December 20, 2004(18)

10.28		Intercreditor and Lien Subordination Agreement, dated as of October 21, 2003, made by and among Wells Fargo Foothill, Inc., HSBC Bank USA, Registrant and those certain subsidiaries of the Registrant party thereto(12)

10	.28.1	Amendment One to Intercreditor Agreement dated December 20, 2004(18)

10.29		Purchase and Sale Agreement dated as of December 26, 2003 by and among Registrant, Prince MFG, LLC, (“Prince MFG”), The Prince Manufacturing Company (“Prince” and together with Registrant and Prince MFG, the “Phibro Parties”), Palladium Equity Partners II, L.P. (“PEP II”), Palladium Equity Partners II-A, L.P., (“PEP II-A”), Palladium Equity Investors II, L.P., (“PEI II”, and together with PEP II and PEP II-A, the “Investor Stockholders”), and Prince Mineral Company, Inc. (“Buyer”)(15)

10.30		Environmental Indemnification Agreement dated as of December 26, 2003 between the Phibro Parties (as defined therein) and Buyer(15)

10.31		Amendment to Stockholders Agreement dated as of December 26, 2003 between Registrant, the Investor Stockholders and Jack Bendheim(15)

10.32		Advisory Fee Agreement dated as of December 26, 2003 between Buyer and Registrant(15)††

10.33		Business Purchase Agreement by and between Phibro Animal Health SA and GlaxoSmithKline Biologicals SA, dated December 16, 2004(20)*

10.34		Redemption Agreement, dated as of February 28, 2005, among the Registrant, PAHC Holdings Corporation, Palladium Capital Management, L.L.C., Palladium Equity Partners II, L.P., Palladium Equity Partners II-A, L.P., Palladium Equity Investors II, L.P., Jack C. Bendheim and Marvin S. Sussman(21)

10.35		Agreement for the Sale and Purchase of the Entire Share Capital in Wychem Limited dated as of April 29, 2005 among Ferro Metal and Chemical Corporation Limited, Koffolk (1949) Limited and MRG Holdings Limited(22)

21		List of Subsidiaries

31.1		Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act

31.2		Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act

31.3		Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act
32		Section 1350 Certifications of Registrant

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4, No. 333-64641.

(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(3)	Filed as an Exhibit to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.

(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 30, 2000.

(5)	Filed as an Exhibit to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 14, 2001.

(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 11, 2003, as amended by the Registrant’s Form 8-K/ A dated June 2, 2004.

(10)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated October 2, 2003.

(12)	Filed as an Exhibit to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated October 31, 2003.

(14)	Filed as an Exhibit to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 12, 2004.

(16)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2004.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 23, 2004.

(19)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4, No. 333-122063.

(20)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(21)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 28, 2005.

(22)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*	A request for confidential treatment has been made for certain portions of such document. Confidential portions have been omitted and filed separately with the SEC in accordance with Rule 24b-2 under the Securities Exchange Act.

†	A request for confidential treatment has been granted for portions of such document. Confidential portions have been omitted and furnished separately to the SEC in accordance with Rule 406(b).

††	This Exhibit is a management contract or compensatory plan or arrangement.