Form 10-Q
period 2005-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2006-02-14
CIK 1069899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the Registrant’s Common Stock as of December 31, 2005: 24,488.50

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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2005
	(Unaudited)
	(In Thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,098	$13,001
Trade receivables, less allowance for doubtful accounts of $1,353 at December 31, 2005 and $1,372 at June 30, 2005	53,399	52,806
Other receivables	5,052	3,611
Inventories	94,811	96,621
Prepaid expenses and other current assets	11,248	12,787

TOTAL CURRENT ASSETS	175,608	178,826
PROPERTY, PLANT AND EQUIPMENT, net	44,231	49,960
INTANGIBLES, net	9,436	10,201
OTHER ASSETS	11,944	14,070

	$241,219	$253,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Cash overdraft	$1,823	$190
Loans payable to banks	1,741	8,038
Current portion of long-term debt	803	1,625
Accounts payable	39,203	36,347
Accrued expenses and other current liabilities	47,762	53,815

TOTAL CURRENT LIABILITIES	91,332	100,015
LONG-TERM DEBT	176,563	176,501
OTHER LIABILITIES	23,388	21,465

TOTAL LIABILITIES	291,283	297,981

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock	521	521
Common stock	2	2
Paid-in capital	27,260	27,260
Accumulated deficit	(79,185)	(74,379)
Accumulated other comprehensive income:
Gain on derivative instruments, net of income taxes	3	123
Cumulative foreign currency translation adjustment	1,335	1,549

TOTAL STOCKHOLDERS’ DEFICIT	(50,064)	(44,924)

	$241,219	$253,057

See notes to unaudited condensed consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)
	(In Thousands)

NET SALES	$99,735	$92,017	$192,306	$178,914
COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $5,733 and $9,536 for the three months ended December 31, 2005 and 2004, respectively, and $9,236 and $9,536 for the six months ended December 31, 2005 and 2004, respectively)	79,490	78,451	152,901	143,178

GROSS PROFIT	20,245	13,566	39,405	35,736
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,780	16,914	31,845	32,752

OPERATING INCOME (LOSS)	3,465	(3,348)	7,560	2,984
OTHER:
Interest expense	5,866	6,062	12,457	11,899
Interest (income)	(116)	(33)	(206)	(58)
Other (income) expense, net	(1,919)	(792)	(2,592)	(768)

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(366)	(8,585)	(2,099)	(8,089)
PROVISION (BENEFIT) FOR INCOME TAXES	1,649	(918)	2,707	(74)

(LOSS) FROM CONTINUING OPERATIONS	(2,015)	(7,667)	(4,806)	(8,015)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of income taxes	—	96	—	303

NET (LOSS)	(2,015)	(7,571)	(4,806)	(7,712)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in derivative instruments, net of income taxes	(220)	247	(120)	322
Change in foreign currency translation adjustment	(2,254)	5,304	(214)	8,311

COMPREHENSIVE INCOME (LOSS)	$(4,489)	$(2,020)	$(5,140)	$921

NET (LOSS)	(2,015)	(7,571)	(4,806)	(7,712)
Excess of the reduction of Series B and C preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions	—	973	—	973
Dividends and equity value adjustment on Series C preferred stock	—	2,541	—	1,859

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,015)	$(4,057)	$(4,806)	$(4,880)

See notes to unaudited condensed consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months and Six Months Ended December 31, 2005

						Accumulated
	Preferred					Other
	Stock	Common Stock		Paid-in	Accumulated	Comprehensive
	Series A	Class A	Class B	Capital	Deficit	Income (Loss)	Total
	(Unaudited)
	(In Thousands)

BALANCE, JUNE 30, 2005	$521	$1	$1	$27,260	$(74,379)	$1,672	$(44,924)
Change in derivative instruments, net of income taxes						100	100
Foreign currency translation adjustment						2,040	2,040
Net (loss)					(2,791)		(2,791)

BALANCE, SEPTEMBER 30, 2005	$521	$1	$1	$27,260	$(77,170)	$3,812	$(45,575)

Change in derivative instruments, net of income taxes						(220)	(220)
Foreign currency translation adjustment						(2,254)	(2,254)
Net (loss)					(2,015)		(2,015)

BALANCE, DECEMBER 31, 2005	$521	$1	$1	$27,260	$(79,185)	$1,338	$(50,064)

See notes to unaudited condensed consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2005	2004
	(Unaudited)
	(In Thousands)

OPERATING ACTIVITIES:
Net (loss)	$(4,806)	$(7,712)
Adjustment for discontinued operations	—	(303)

(Loss) from continuing operations	(4,806)	(8,015)
Adjustments to reconcile (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $4,533 and $533 for the six months ended December 31, 2005 and 2004, respectively)	9,636	5,840
Amortization of deferred financing costs	1,657	1,264
Deferred income taxes	(284)	(172)
Net gain from sales of assets	(619)	(5)
Effects of changes in foreign currency	6	(1,174)
Other	39	371
Changes in operating assets and liabilities:
Accounts receivable	(634)	1,544
Inventories	1,409	(11,802)
Prepaid expenses and other current assets	(18)	1,543
Other assets	278	316
Accounts payable	2,958	(1,602)
Accrued expenses and other liabilities	(8,990)	(935)
Accrued costs of non-completed transaction	—	(1,893)
Accrued costs of the Belgium Plant Transactions	(279)	9,003
Cash provided (used) by discontinued operations	—	579

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	353	(5,138)

INVESTING ACTIVITIES:
Capital expenditures	(4,616)	(3,605)
Proceeds from Belgium Plant Transactions	7,997	—
Proceeds from sales of assets	237	36
Discontinued operations	—	(67)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	3,618	(3,636)

FINANCING ACTIVITIES:
Net increase in cash overdraft	1,633	896
Net (decrease) in short-term debt	(6,297)	(10,699)
Proceeds from long-term debt	—	26,100
Payments of long-term debt and capital leases	(1,220)	(1,862)
Debt financing costs	—	(1,550)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(5,884)	12,885

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	491

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,903)	4,602
CASH AND CASH EQUIVALENTS at beginning of period	13,001	5,568

CASH AND CASH EQUIVALENTS at end of period	$11,098	$10,170

Supplemental Cash Flow Information:
Interest paid	$11,287	$10,102
Income taxes paid	2,191	925
Capital lease additions	517	—

See notes to unaudited condensed consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands)

1.	General

Principles of Consolidation and Basis of Presentation:

In the opinion of Phibro Animal Health Corporation (the “Company” or “PAHC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly its financial position at December 31, 2005 and its results of operations and cash flows for the three months and six months ended December 31, 2005 and 2004. The financial results for any interim period are not necessarily indicative of results for the full year. The Company presents its financial statements on the basis of its fiscal year ending June 30. All references to 2007, 2006 and 2005 refer to the fiscal year ended June 30 of that year.

The Company is a wholly-owned subsidiary of PAHC Holdings Corporation, which was formed in February 2005.

The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company consolidates the financial statements of Koffolk (1949) Ltd. (Israel) (“Koffolk”) and Planalquimica Industrial Ltda. (Brazil) (“Planalquimica”) on the basis of their March 31 fiscal year-ends to facilitate the timely inclusion of such entities in the Company’s consolidated financial reporting. The Company’s condensed consolidated financial statements include Koffolk’s and Planalquimica’s financial position at September 30, 2005 and their results of operations and cash flows for the three months and six months ended September 30, 2005 and 2004.

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
(In Thousands) — (Continued)

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

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods. Obsolete and unsaleable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:

	As of
	December 31, 2005	June 30, 2005

Raw materials	$19,448	$23,703
Work-in-process	431	434
Finished goods	74,932	72,484

Total inventory	$94,811	$96,621

Intangibles:

Product intangibles cost arising from the acquisition of the medicated feed additives (“MFA”) business of Pfizer, Inc. and the acquisition of the rights to sell amprolium, an anticoccidial MFA, in most international markets, was $14,865 at December 31, 2005 and $14,907 at June 30, 2005, and accumulated amortization was $5,429 at December 31, 2005 and $4,706 at June 30, 2005. Amortization expense was $370 and $375 for the three months ended December 31, 2005 and 2004, respectively, and $743 and $746 for the six months ended December 31, 2005 and 2004, respectively.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

Property, Plant and Equipment, net:

Property, plant and equipment, net is comprised of:

	As of
	December 31, 2005	June 30, 2005

Land	$4,368	$6,250
Buildings and improvements	21,863	25,967
Machinery and equipment	94,643	108,762

	120,874	140,979
Less: accumulated depreciation	76,643	91,019

	$44,231	$49,960

As a result of the Belgium Plant Transactions discussed below the Company removed $1,896 of land, $6,103 of buildings and improvements, $16,301 of machinery and equipment and $22,182 of accumulated depreciation from property, plant and equipment, net on the Company’s condensed consolidated balance sheet at December 31, 2005.

New Accounting Pronouncements:

The Company adopted the following new accounting pronouncements in 2006:

Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...”. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 30, 2005 and the provisions of this statement shall be applied prospectively. The adoption of SFAS No. 151 did not impact the Company’s financial statements.

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
(In Thousands) — (Continued)

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

On November 30, 2005, Phibro Animal Health SA (“PAH Belgium”) sold to GlaxoSmithKline Biologicals (“GSK”) substantially all of PAH Belgium’s facilities in Rixensart, Belgium (the “Belgium Plant”). The sale (the “Belgium Plant Transactions”) included the following elements (U.S. dollar amounts at the December 31, 2005 exchange rate except where otherwise indicated): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6,200 ($7,310 at the November 30, 2005 exchange rate), paid at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreed to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 700 ($829) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreed to pay to GSK EUR 1,500 ($1,768) within six months from the closing date, EUR 1,500 ($1,768) within eighteen months from the closing date, EUR 1,500 ($1,768) within thirty months from the closing date, and EUR 500 ($591) within forty-two months from the closing date; (v) PAH Belgium sold certain excess land for its own account; (vi) PAH Belgium was responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) PAH Belgium retained certain equipment at the Belgium Plant, and has transferred or will transfer such equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude Animal Internacional Ltda. (“PAH Brazil”) which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

The Dutch Notes (as defined below) and related guarantees were collateralized by a mortgage on the Belgium Plant which was released in connection with the sale of the Belgium Plant to GSK.

As a result of the Belgium Plant Transactions, the Company depreciated the Belgium Plant to its estimated salvage value, recorded expense of early-retirement and severance programs for those employees not transferred to GSK, other transaction-related expenses, a curtailment gain on the Belgium pension plan and a gain on the sales of the Belgium Plant and excess land. Other transaction-related expenses were primarily related to employee retention agreements, plant dismantling and decommissioning, plant shutdown, and site demolition costs payable to GSK.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

The following table includes the amounts of these charges and gains.

	Belgium Plant Transactions Costs
	Twelve Months			Six Months
	Ended	Three Months Ended		Ended
	June 30,	September 30,	December 31,	December 31,	Cumulative
	2005	2005	2005	2005	Total

Incremental depreciation	$7,467	$2,747	$1,786	$4,533	$12,000
Employee termination expenses	12,808	287	699	986	13,794
Other transaction-related expenses	1,916	979	3,759	4,738	6,654
Net (gain) on the curtailment and settlement of the pension plan	—	—	(432)	(432)	(432)
(Gain) on the sale of the Belgium Plant and excess land	—	(510)	(79)	(589)	(589)

	$22,191	$3,503	$5,733	$9,236	$31,427

All costs and gains of the Belgium Plant Transactions are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive income (loss) in the periods as described in the table above.

As of December 31, 2005 accrued expenses and other long term liabilities on the Company’s condensed consolidated balance sheet included $6,724 payable to GSK and $11,883 payable for employee termination and other transaction-related expenses.

The Company expects to record in future periods an estimated additional $1,600 of other transaction-related expenses, primarily for plant dismantling and decommissioning, primarily during the remainder of 2006.

In anticipation of transferring production of virginiamycin from the Belgium Plant to an alternative production location, the Company had been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. Virginiamycin inventories were approximately $38,500 at December 31, 2005 and $38,800 at June 30, 2005.

3.	Discontinued Operations

Wychem:

The Company divested Wychem Ltd. (U.K.) (“Wychem”) during 2005. Wychem has been classified as a discontinued operation. The Company’s condensed consolidated financial statements have been revised to report separately the operating results, financial position and cash flows of the discontinued operation.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

Operating results of Wychem were:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004

OPERATING RESULTS:
Net sales	$1,043	$2,421
Cost of goods sold	740	1,666
Selling, general and administrative expenses	172	337
Other expense	1	1

Income before income taxes	130	417
Provision for income taxes	34	114

Income from operations	$96	$303

Depreciation and amortization	$104	$204

4.	Debt

Loans Payable to Banks

At December 31, 2005, loans payable to banks included $1,741 under PAHC’s domestic senior credit facility with Wells Fargo Foothill, Inc. The weighted average interest rate at December 31, 2005 was 7.75%. At December 31, 2005, PAHC had $15,759 of borrowings available under the working capital facility that is provided under the domestic senior credit facility.

On October 28, 2005, PAHC amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $33,200 for purposes of calculating a certain financial covenant; (ii) establish the Minimum Domestic EBITDA for the 12 month periods ended July 31, 2005 through June 30, 2006 at $17,500 for purposes of calculating a certain financial covenant; (iii) establish the Consolidated Minimum EBITDA for the 12 month periods ended July 31, 2005 through June 30, 2006 at $32,000 for purposes of calculating a certain financial covenant; and (iv) amend the maximum aggregate amount of borrowing available under the working capital and letter of credit facilities from $32,500 to $35,000. The amount of aggregate borrowings available under the working capital facility remained unchanged at $17,500.

As of December 31, 2005, PAHC was in compliance with the financial covenants of its domestic senior credit facility, as amended. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on PAHC’s assets, guarantees, dividend payments, redemption or purchase of PAHC’s stock, sale of subsidiaries’ stock, disposition of assets, investments, and mergers and acquisitions.

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

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

Long-Term Debt

	As of
	December 31, 2005	June 30, 2005

Senior secured notes due December 1, 2007	$127,491	$127,491
Senior subordinated notes due June 1, 2008	48,029	48,029
Foreign bank loans	1,426	2,606
Capitalized lease obligations and other	420	—

	177,366	178,126
Less: current maturities	803	1,625

	$176,563	$176,501

Koffolk has aggregate credit lines available for borrowing and letters of credit of $10,500. At December 31, 2005, Koffolk had $8,375 available under these credit lines.

5.	Employee Benefit Plans

The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible domestic nonunion employees who meet certain requirements of age, length of service and hours worked per year. The Company’s Belgium subsidiary maintains a defined contribution and defined benefit plan for eligible employees.

Components of net periodic pension expense were:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Domestic Pension Expense	2005	2004	2005	2004

Service cost — benefits earned during the year	$415	$337	$807	$624
Interest cost on benefit obligation	267	315	519	479
Expected return on plan assets	(254)	(308)	(494)	(458)
Amortization of initial unrecognized net transition (asset)	—	(2)	—	(2)
Amortization of prior service costs	(38)	(55)	(74)	(72)
Amortization of net actuarial loss (gain)	36	(2)	70	—

Net periodic pension cost — domestic	$426	$285	$828	$571

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
International Pension Expense	2005	2004	2005	2004

Service cost — benefits earned during the year	$89	$114	$215	$236
Interest cost on benefit obligation	106	111	218	209
Expected return on plan assets	(66)	(100)	(162)	(179)
Amortization of net actuarial loss (gain)	18	(5)	18	1
Amortization of prior service cost	1	—	1	—
Curtailment benefit	(508)	—	(508)	—
Settlement loss	76	—	76	—

Net periodic pension (benefit) cost — international	$(284)	$120	$(142)	$267

The reduction of participants in the Belgium pension plan by transfer of employees to GSK, an early retirement program and terminations resulted in a curtailment benefit of $508.

The Company transferred international plan assets of $3,186 and related liabilities to GSK which resulted in a settlement loss of $76.

The approximate funded status of the international plan after the curtailment and settlement was:

	As of December 31,	As of June 30,
	2005	2005

Benefit obligation	$6,266	$11,264
Fair value of plan assets	4,304	7,408

Funded status of the plan	(1,962)	(3,856)
Unrecognized net actuarial loss and prior service cost	249	2,002

(Accrued ) pension cost	(1,713)	(1,854)

6.	Contingencies

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
(In Thousands) — (Continued)

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

The Company’s subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”), was named in 1993 as a potentially responsible party (“PRP”) in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) by the United States Environmental Protection Agency (the “EPA”), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $691 has been paid as of December 31, 2005. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.

PAHC was served, as a PRP, with an information request from the EPA relating to a third-party superfund site in Rhode Island and with a Request for Information pursuant to Section 104 of CERCLA and Section 3007 of the Resource Conservation and Recovery Act relating to possible discharges into Turkey Creek in Sumter, South Carolina. The Company believes that the likelihood of liability associated with these matters is remote.

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
(In Thousands) — (Continued)

incur material costs and liabilities in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on the Company’s financial position.

Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,517 at December 31, 2005, which is included in current and long-term liabilities on the condensed consolidated balance sheet (approximately $2,743 at June 30, 2005).

7.	Business Segments

The Company’s reportable segments are Animal Health and Nutrition, Industrial Chemicals and Distribution. Reportable segments have been determined primarily on the basis of the nature of products and services and certain similar operating units have been aggregated. The Company’s Animal Health and Nutrition segment manufactures and markets more than 500 formulations and concentrations of medicated feed additives and nutritional feed additives including antibiotics, antibacterials, anticoccidials, anthelmintics, trace minerals, vitamins, vitamin premixes and other animal health and nutrition products. The Industrial Chemicals segment manufactures and markets a number of chemicals for use in the pressure-treated wood, chemical catalyst, semiconductor, automotive and aerospace industries, and copper-based fungicides. The Distribution segment markets and distributes a variety of industrial, specialty and fine organic chemicals and intermediates produced primarily by third parties. Intersegment sales and transfers were not significant. The following segment data includes information only for continuing operations.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net Sales
Animal Health & Nutrition	$81,509	$69,952	$153,738	$135,294
Industrial Chemicals	9,894	13,205	21,728	26,635
Distribution	8,332	8,860	16,840	16,985
Corporate	—	—	—	—

	$99,735	$92,017	$192,306	$178,914

Operating Income
Animal Health & Nutrition	$5,803	$(1,926)	$10,374	$5,699
Industrial Chemicals	824	979	2,113	2,170
Distribution	1,226	1,202	2,661	2,256
Corporate	(4,388)	(3,603)	(7,588)	(7,141)

	$3,465	$(3,348)	$7,560	$2,984

Depreciation and Amortization
Animal Health & Nutrition	$3,790	$2,705	$8,679	$4,900
Industrial Chemicals	405	413	798	816
Distribution	6	6	12	8
Corporate	73	52	147	116

	$4,274	$3,176	$9,636	$5,840

	At	At
	December 31,	June 30,
	2005	2005

Identifiable Assets
Animal Health & Nutrition	$198,461	$204,799
Industrial Chemicals	21,789	21,473
Distribution	9,092	8,092
Corporate	11,877	18,693

	$241,219	$253,057

The Animal Health and Nutrition segment includes Belgium Plant Transactions costs as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Depreciation expense	$1,786	$533	$4,533	$533
Employee termination and other transaction-related expenses	3,947	9,003	4,703	9,003

	$5,733	$9,536	$9,236	$9,536

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

8.	Consolidating Financial Statements

The units of Senior Secured Notes due 2007, consisting of notes issued by PAHC (the “U.S. Notes”) and notes issued by Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of PAHC (the “Dutch Issuer”, and such notes issued by it the “Dutch Notes”), are guaranteed by certain subsidiaries. PAHC and its U.S. subsidiaries (“U.S. Guarantor Subsidiaries”), excluding PMC Quincy, Inc. (“PMC”), Prince Mfg., LLC and Mineral Resource Technologies, Inc. (“MRT”) (the “Unrestricted Subsidiaries”, as defined in the Indenture), fully and unconditionally guarantee all of the Senior Secured Notes due 2007 on a joint and several basis. In addition, the Dutch Issuer’s subsidiaries, presently consisting of Phibro Animal Health SA (the “Belgium Guarantor”), fully and unconditionally guarantee the Dutch Notes. The Dutch Issuer and the Belgium Guarantor do not guarantee the U.S. Notes. Other foreign subsidiaries (“Non-Guarantor Subsidiaries”) do not presently guarantee the Senior Secured Notes due 2007. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PAHC other than the Unrestricted Subsidiaries and include: C.P. Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

The Senior Subordinated Notes due 2008, issued by PAHC, are guaranteed by certain subsidiaries. PAHC’s U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes due 2008 on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes due 2008. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of PAHC including: C.P. Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; PMC; Prince Mfg., LLC; MRT (until divested); Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

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

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,819	$6	$475	$4,798	$—	$11,098
Trade receivables	3,272	25,243	—	3,039	21,845	—	53,399
Other receivables	601	1,295	—	1,349	1,807	—	5,052
Inventory	2,973	37,884	—	24,084	29,870	—	94,811
Prepaid expenses and other	3,488	(200)	—	1,609	6,351	—	11,248

TOTAL CURRENT ASSETS	10,334	70,041	6	30,556	64,671	—	175,608

Property, plant & equipment, net	1,101	13,409	—	462	29,259	—	44,231
Intangibles, net	—	3,614	—	1,206	4,616	—	9,436
Other assets	10,343	703	—	—	898	—	11,944
Investment in subsidiaries	98,506	—	(23,459)	—	—	(75,047)	—
Intercompany	9,814	100,738	32,727	(873)	(19,636)	(122,770)	—

	$130,098	$188,505	$9,274	$31,351	$79,808	$(197,817)	$241,219

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Cash overdraft	$222	$1,601	$—	$—	$—	$—	$1,823
Loan payable to banks	1,741	—	—	—	—	—	1,741
Current portion of long-term debt	—	—	—	—	803	—	803
Accounts payable	1,010	23,209	—	2,236	12,748	—	39,203
Accrued expenses and other	14,979	7,652	219	13,949	10,963	—	47,762

TOTAL CURRENT LIABILITIES	17,952	32,462	219	16,185	24,514	—	91,332

Long-term debt	151,236	—	24,284	—	1,043	—	176,563
Other liabilities	10,974	5,555	—	5,387	1,472	—	23,388
Intercompany debt	—	32,510	8,254	33,238	48,768	(122,770)	—

TOTAL LIABILITIES	180,162	70,527	32,757	54,810	75,797	(122,770)	291,283

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	521	—	—	—	—	—	521
Common stock	2	33	—	—	—	(33)	2
Paid-in capital	27,260	108,383	21	52	1,537	(109,993)	27,260
Retained earnings (accumulated deficit)	(79,185)	9,867	(27,284)	(27,291)	4,610	40,098	(79,185)
Accumulated other comprehensive income (loss):
Gain on derivative instruments, net of income taxes	3	3	—	—	—	(3)	3
Cumulative currency translation adjustment	1,335	(308)	3,780	3,780	(2,136)	(5,116)	1,335

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(50,064)	117,978	(23,483)	(23,459)	4,011	(75,047)	(50,064)

	$130,098	$188,505	$9,274	$31,351	$79,808	$(197,817)	$241,219

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended December 31, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

NET SALES	$7,097	$59,902	$—	$4,031	$28,705	$—	$99,735
NET SALES — INTERCOMPANY	65	—	—	7,392	3,499	(10,956)	—
COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $5,733)	5,098	45,020	—	14,307	26,021	(10,956)	79,490

GROSS PROFIT	2,064	14,882	—	(2,884)	6,183	—	20,245
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,463	6,704	20	540	4,053	—	16,780

OPERATING INCOME (LOSS)	(3,399)	8,178	(20)	(3,424)	2,130	—	3,465
OTHER:
Interest expense	5,566	—	789	45	(534)	—	5,866
Interest (income)	(24)	(4)	—	—	(88)	—	(116)
Other (income) expense, net	—	(109)	(1)	133	(1,942)	—	(1,919)
Intercompany interest and other	(6,171)	5,127	(797)	1,095	746	—	—
(Profit) loss relating to subsidiaries	(1,135)	—	4,697	—	—	(3,562)	—

INCOME (LOSS) BEFORE INCOME TAXES	(1,635)	3,164	(4,708)	(4,697)	3,948	3,562	(366)
PROVISION FOR INCOME TAXES	380	177	—	—	1,092	—	1,649

NET INCOME (LOSS)	$(2,015)	$2,987	$(4,708)	$(4,697)	$2,856	$3,562	$(2,015)

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Six Months Ended December 31, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

NET SALES	$14,426	$115,716	$—	$6,968	$55,196	$—	$192,306
NET SALES — INTERCOMPANY	115	48	—	20,231	5,664	(26,058)	—
COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $9,236)	10,278	87,548	—	29,599	51,534	(26,058)	152,901

GROSS PROFIT	4,263	28,216	—	(2,400)	9,326	—	39,405
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,655	13,266	39	1,122	7,763	—	31,845

OPERATING INCOME (LOSS)	(5,392)	14,950	(39)	(3,522)	1,563	—	7,560
OTHER:
Interest expense	11,161	—	1,578	49	(331)	—	12,457
Interest (income)	(68)	(9)	—	—	(129)	—	(206)
Other (income) expense, net	1	(251)	(2)	56	(2,396)	—	(2,592)
Intercompany interest and other	(12,377)	10,255	(1,594)	2,191	1,525	—	—
Loss relating to subsidiaries	137	—	5,818	—	—	(5,955)	—

INCOME (LOSS) BEFORE INCOME TAXES	(4,246)	4,955	(5,839)	(5,818)	2,894	5,955	(2,099)
PROVISION FOR INCOME TAXES	560	276	—	—	1,871	—	2,707

NET INCOME (LOSS)	$(4,806)	$4,679	$(5,839)	$(5,818)	$1,023	$5,955	$(4,806)

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(4,806)	$4,679	$(5,839)	$(5,818)	$1,023	$5,955	$(4,806)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $4,533)	147	1,419	—	5,656	2,414	—	9,636
Amortization of deferred financing costs	1,657	—	—	—	—	—	1,657
Deferred income taxes	—	—	—	—	(284)	—	(284)
Net gain from sales of assets	—	—	—	(556)	(63)	—	(619)
Effects of changes in foreign currency	—	(360)	—	308	58	—	6
Other	2	48	—	—	(11)	—	39
Changes in operating assets and liabilities:
Accounts receivable	(446)	(2,072)	—	900	984	—	(634)
Inventory	(304)	(1,604)	—	5,078	(1,761)	—	1,409
Prepaid expenses and other	578	637	—	(1,168)	(65)	—	(18)
Other assets	303	(41)	—	—	16	—	278
Accounts payable	(673)	3,086	—	(1,106)	1,651	—	2,958
Accrued expenses and other	(1,061)	(1,198)	3	(2,133)	(4,601)	—	(8,990)
Accrued costs of the Belgium Plant Transactions	6,027	—	—	(6,306)	—	—	(279)
Intercompany	2,194	(1,089)	5,825	(2,522)	1,547	(5,955)	—

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	3,618	3,505	(11)	(7,667)	908	—	353

INVESTING ACTIVITIES:
Capital expenditures	(71)	(884)	—	(110)	(3,551)	—	(4,616)
Proceeds from Belgium Plant Transactions	—	—	—	7,997	—	—	7,997
Proceeds from sale of assets	—	—	—	—	237	—	237

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(71)	(884)	—	7,887	(3,314)	—	3,618

FINANCING ACTIVITIES:
Net increase (decrease) in cash overdraft	222	1,411	—	—	—	—	1,633
Net increase (decrease) in short-term debt	(6,259)	—	—	—	(38)	—	(6,297)
Payments of long-term debt	—	—	—	—	(1,220)	—	(1,220)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(6,037)	1,411	—	—	(1,258)	—	(5,884)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	—	10		10

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,490)	4,032	(11)	220	(3,654)	—	(1,903)
CASH AND CASH EQUIVALENTS at beginning of period	2,490	1,787	17	255	8,452	—	13,001

CASH AND CASH EQUIVALENTS at end of period	$—	$5,819	$6	$475	$4,798	$—	$11,098

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,490	$1,787	$17	$255	$8,452	$—	$13,001
Trade receivables	2,828	24,791	—	3,980	21,207	—	52,806
Other receivables	549	971	—	804	1,287	—	3,611
Inventory	2,669	36,289	—	29,691	27,972	—	96,621
Prepaid expenses and other	4,118	921	—	1,203	6,545	—	12,787

TOTAL CURRENT ASSETS	12,654	64,759	17	35,933	65,463	—	178,826

Property, plant & equipment, net	1,178	13,564	—	8,122	27,096	—	49,960
Intangibles, net	—	3,827	—	1,339	5,035	—	10,201
Other assets	12,303	796	—	—	971	—	14,070
Investment in subsidiaries	101,464	—	(17,469)	—	—	(83,995)	—
Intercompany	9,384	93,463	31,103	(1,427)	(14,325)	(118,198)	—

	$136,983	$176,409	$13,651	$43,967	$84,240	$(202,193)	$253,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Cash overdraft	$—	$190	$—	$—	$—	$—	$190
Loan payable to banks	8,000	—	—	—	38	—	8,038
Current portion of long-term debt	—	—	—	—	1,625	—	1,625
Accounts payable	1,683	20,137	—	3,320	11,207	—	36,347
Accrued expenses and other	10,910	9,222	248	21,195	12,240	—	53,815

TOTAL CURRENT LIABILITIES	20,593	29,549	248	24,515	25,110	—	100,015

Long-term debt	151,236	—	24,284	—	981	—	176,501
Other liabilities	10,078	5,364	—	1,856	4,167	—	21,465
Intercompany debt	—	28,047	6,591	35,065	48,495	(118,198)	—

TOTAL LIABILITIES	181,907	62,960	31,123	61,436	78,753	(118,198)	297,981

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	521	—	—	—	—	—	521
Common stock	2	33	—	—	—	(33)	2
Paid-in capital	27,260	108,383	21	52	1,537	(109,993)	27,260
Retained earnings (accumulated deficit)	(74,379)	5,188	(21,445)	(21,473)	6,074	31,656	(74,379)
Accumulated other comprehensive income (loss):
Gain on derivative instruments, net of income taxes	123	123	—	—	—	(123)	123
Cumulative currency translation adjustment	1,549	(278)	3,952	3,952	(2,124)	(5,502)	1,549

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(44,924)	113,449	(17,472)	(17,469)	5,487	(83,995)	(44,924)

	$136,983	$176,409	$13,651	$43,967	$84,240	$(202,193)	$253,057

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended December 31, 2004

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

NET SALES	$7,003	$57,035	$—	$2,560	$25,419	$—	$92,017
NET SALES — INTERCOMPANY	37	38	—	4,456	2,344	(6,875)	—
COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $9,536)	5,226	43,166	—	16,085	20,849	(6,875)	78,451

GROSS PROFIT	1,814	13,907	—	(9,069)	6,914	—	13,566
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,800	7,235	—	813	4,066	—	16,914

OPERATING INCOME (LOSS)	(2,986)	6,672	—	(9,882)	2,848	—	(3,348)
OTHER:
Interest expense	5,258	2	649	12	141	—	6,062
Interest (income)	(1)	(4)	—	—	(28)	—	(33)
Other (income) expense, net	3	(146)	—	(152)	(497)	—	(792)
Intercompany interest and other	(6,407)	4,937	(656)	942	1,184	—	—
Loss relating to subsidiaries	5,624	—	9,071	—	—	(14,695)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,463)	1,883	(9,064)	(10,684)	2,048	14,695	(8,585)
PROVISION (BENEFIT) FOR INCOME TAXES	204	195	—	(1,613)	296	—	(918)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,667)	1,688	(9,064)	(9,071)	1,752	14,695	(7,667)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of income taxes	—	—	—	—	96	—	96
Profit relating to discontinued operations	96	—	—	—	—	(96)	—

NET INCOME (LOSS)	$(7,571)	$1,688	$(9,064)	$(9,071)	$1,848	$14,599	$(7,571)

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Six Months Ended December 31, 2004

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

NET SALES	$13,396	$113,246	$—	$4,228	$48,044	$—	$178,914
NET SALES — INTERCOMPANY	93	131	—	10,660	3,419	(14,303)	—
COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $9,536)	9,964	84,682	—	20,784	42,051	(14,303)	143,178

GROSS PROFIT	3,525	28,695	—	(5,896)	9,412	—	35,736
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,268	14,035	6	1,366	8,077	—	32,752

OPERATING INCOME (LOSS)	(5,743)	14,660	(6)	(7,262)	1,335	—	2,984
OTHER:
Interest expense	10,201	—	1,299	23	376	—	11,899
Interest (income)	(2)	(4)	—	—	(52)	—	(58)
Other (income) expense, net	4	(374)	—	(211)	(187)	—	(768)
Intercompany interest and other	(13,934)	10,386	(1,316)	1,881	2,983	—	—
Loss relating to subsidiaries	5,489	—	7,504	—	—	(12,993)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,501)	4,652	(7,493)	(8,955)	(1,785)	12,993	(8,089)
PROVISION (BENEFIT) FOR INCOME TAXES	514	299	—	(1,451)	564	—	(74)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,015)	4,353	(7,493)	(7,504)	(2,349)	12,993	(8,015)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of income taxes	—	—	—	—	303	—	303
Profit relating to discontinued operations	303	—	—	—	—	(303)	—

NET INCOME (LOSS)	$(7,712)	$4,353	$(7,493)	$(7,504)	$(2,046)	$12,690	$(7,712)

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2004

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(7,712)	$4,949	$(7,493)	$(7,504)	$(2,046)	$12,094	$(7,712)
Adjustment for discontinued operations	(303)	—	—	—	(303)	303	(303)

Income (loss) from continuing operations	(8,015)	4,949	(7,493)	(7,504)	(2,349)	12,397	(8,015)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $533)	116	1,435	—	2,008	2,281	—	5,840
Amortization of deferred financing costs	1,264	—	—	—	—	—	1,264
Deferred income taxes	—	—	—	—	(172)	—	(172)
Net gain from sales of assets	—	—	—	—	(5)	—	(5)
Effects of changes in foreign currency	—	(411)	—	(211)	(552)	—	(1,174)
Other	286	85	—	—	—	—	371
Changes in operating assets and liabilities:
Accounts receivable	(156)	(857)	—	660	1,897	—	1,544
Inventory	(873)	3,580	—	(8,513)	(5,996)	—	(11,802)
Prepaid expenses and other	1,512	233	—	(1,029)	827	—	1,543
Other assets	255	(189)	—	—	250	—	316
Accounts payable	(723)	(380)	—	47	(98)	—	(1,154)
Accrued expenses and other	353	1,169	1	(965)	(1,941)	—	(1,383)
Accrued costs of non-completed transaction	(1,893)	—	—	—	—	—	(1,893)
Accrued costs of the Belgium Plant Transactions	—	—	—	9,003	—	—	9,003
Intercompany	1,579	(9,079)	3,193	11,918	4,786	(12,397)	—
Cash provided by discontinued operations	—	—	—	—	579	—	579

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(6,295)	535	(4,299)	5,414	(493)	—	(5,138)

INVESTING ACTIVITIES:
Capital expenditures	(686)	(1,184)	—	(459)	(1,276)	—	(3,605)
Proceeds from sale of assets	—	16	—	—	20	—	36
Other investing	—	—	—	(182)	182		—
Discontinued operations	—	—	—	—	(67)	—	(67)

NET CASH (USED) BY INVESTING ACTIVITIES	(686)	(1,168)	—	(641)	(1,141)	—	(3,636)

FINANCING ACTIVITIES:
Net increase (decrease) in cash overdraft	—	896	—	—	—	—	896
Net increase (decrease) in short-term debt	(10,699)	—	—	—	—	—	(10,699)
Proceeds from long-term debt	19,107	—	4,284	—	2,709	—	26,100
Payments of long-term debt	—	(103)	—	—	(1,759)	—	(1,862)
Debt financing costs	(1,550)	—	—	—	—		(1,550)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,858	793	4,284	—	950	—	12,885

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	7	—	384	100	—	491

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123)	167	(15)	5,157	(584)	—	4,602
CASH AND CASH EQUIVALENTS at beginning of period	136	801	17	212	4,402	—	5,568

CASH AND CASH EQUIVALENTS at end of period	$13	$968	$2	$5,369	$3,818	$—	$10,170

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Belgium Plant Transactions

On November 30, 2005, Phibro Animal Health SA (“PAH Belgium”) sold to GlaxoSmithKline Biologicals (“GSK”) substantially all of PAH Belgium’s facilities in Rixensart, Belgium (the “Belgium Plant”). The sale (the “Belgium Plant Transactions”) included the following elements (U.S. dollar amounts at the December 31, 2005 exchange rate, except where otherwise indicated): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6.2 million ($7.3 million at the November 30, 2005 exchange rate), paid at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreed to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 0.7 million ($0.8 million) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreed to pay to GSK EUR 1.5 million ($1.8 million) within six months from the closing date, EUR 1.5 ($1.8 million) within eighteen months from the closing date, EUR 1.5 million ($1.8 million) within thirty months from the closing date, and EUR 0.5 million ($0.6 million) within forty-two months from the closing date; (v) PAH Belgium sold certain excess land for its own account; (vi) PAH Belgium was responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) PAH Belgium retained certain equipment at the Belgium Plant, and has transferred or will transfer such equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude Animal Internacional Ltda. (“PAH Brazil”) which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

The Dutch Notes and related guarantees were collateralized by a mortgage on the Belgium Plant which was released in connection with the sale of the Belgium Plant to GSK.

As a result of the Belgium Plant Transactions, the Company depreciated the Belgium Plant to its estimated salvage value, recorded expense of early-retirement and severance programs for those employees not transferred to GSK, other transaction-related expenses, a curtailment gain on the Belgium pension plan and a gain on the sales of the Belgium Plant and excess land. Other transaction-related expenses were primarily related to employee retention agreements, plant dismantling and decommissioning, plant shutdown, and site demolition costs payable to GSK. The following table includes the amounts (in thousands) of these charges and gains.

	Belgium Plant Transactions Costs
	Twelve Months			Six Months
	Ended	Three Months Ended		Ended
	June 30,	September 30,	December 31,	December 31,	Cumulative
In Thousands	2005	2005	2005	2005	Total

Incremental depreciation	$7,467	$2,747	$1,786	$4,533	$12,000
Employee termination expense	12,808	287	699	986	13,794
Other transaction-related expenses	1,916	979	3,759	4,738	6,654
Net (Gain) on the curtailment and settlement of the pension plan	—	—	(432)	(432)	(432)
(Gain) on the sale of the Belgium Plant and excess land	—	(510)	(79)	(589)	(589)

	$22,191	$3,503	$5,733	$9,236	$31,427

All costs and gains of the Belgium Plant Transactions are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive income (loss) in the periods as described in the table above.

As of December 31, 2005 accrued expenses and other long term liabilities on the Company’s condensed consolidated balance sheet included $6.7 million payable to GSK and $11.9 million payable for employee termination and other transaction-related expenses.

The Company expects to record in future periods an estimated additional $1.6 million of other transaction-related expenses, primarily for plant dismantling and decommissioning, primarily during the remainder of 2006.

In anticipation of transferring production of virginiamycin from the Belgium plant to an alternative production location, the Company had been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. Virginiamycin inventories were approximately $38.5 million at December 31, 2005 and $38.8 million at June 30, 2005.

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

Summary Consolidated Results of Continuing Operations

	Three Months Ended December 31,		Six Months Ended December 31,
In Thousands	2005	2004	2005	2004

Net sales	$99,735	$92,017	$192,306	$178,914
Belgium plant transaction costs	5,733	9,536	9,236	9,536
Gross profit	20,245	13,566	39,405	35,736
Selling, general and administrative	16,780	16,914	31,845	32,752
Operating income (loss)	3,465	(3,348)	7,560	2,984
Interest expense, net	5,750	6,029	12,251	11,841
Other (income) expense, net	(1,919)	(792)	(2,592)	(768)
Provision (benefit) for income taxes	1,649	(918)	2,707	(74)
Income from continuing operations	$(2,015)	$(7,667)	$(4,806)	$(8,015)

Comparison of Three Months Ended December 31, 2005 and 2004

Net Sales of $99.7 million increased $7.7 million, or 8%. Animal Health and Nutrition sales of $81.5 million grew $11.6 million, or 17%, due to volume increases and higher average selling prices for NFAs related to cost increases. Specialty Chemical Group (comprised of the Industrial Chemicals and Distribution segments) sales of $18.2 million decreased $3.8 million due to lower unit volumes.

Gross Profit of $20.2 million increased $6.7 million, to 20.3% of net sales. The Belgium Plant Transactions costs for the three months ended December 31, 2005 and 2004 were $5.7 million and $9.5 million, respectively. Excluding these charges, Animal Health and Nutrition gross profit improved due to increased unit volume, favorable product mix and higher average selling prices offset in part by higher unit costs. The Specialty Chemical Group’s gross profit decreased over last year due to lower sales of wood treatment products and lower production levels in the Industrial Chemicals segment offset in part by increased sales of higher margin products in the Distribution segment.

Selling, General and Administrative Expenses of $16.8 million decreased $0.1 million. Expenses in the operating segments decreased over the prior year due to reduced registration trials, favorable foreign exchange rates and reduced advertising and promotional expenditures. Corporate expenses increased due to higher severance and insurance costs.

Operating Income of $3.5 million increased $6.8 million from last year. Operating income, excluding the Belgium Plant Transactions, increased by $3.9 million in Animal Health and Nutrition primarily due to improved margins from higher unit volumes and lower selling, general and administrative expenses. Specialty Chemical Group operating income decreased $0.2 million due to lower sales of wood treatment products and lower production levels in the Industrial Chemicals segment. Corporate expenses increased by $0.8 million which partially offset the operating improvements.

Interest Expense, Net of $5.8 million decreased $0.3 million from last year due to lower short-term borrowing levels offset in part by higher borrowing levels associated with the issuance of additional Senior Secured Notes and increased amortization of deferred financing costs. Interest expense was also reduced by the reversal of $0.6 million of accrued interest related to an excise tax assessment resolved in the Company’s favor in the quarter.

Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses. During 2005, the Company received a favorable ruling on an excise tax assessment and reversed $2.0 million previously accrued.

Income Taxes of $1.6 million were recorded on a consolidated pre-tax loss of $0.4 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

Comparison of Six Months Ended December 31, 2005 and 2004

Net Sales of $192.3 million increased $13.4 million, or 7%. Animal Health and Nutrition sales of $153.7 million grew $18.4 million, or 14%, due to volume increases and higher average selling prices for NFAs related to cost increases. Specialty Chemical Group (comprised of the Industrial Chemicals and Distribution segments) sales of $38.6 million decreased $5.1 million due to lower unit volumes.

Gross Profit of $39.4 million increased $3.7 million, to 20.5% of net sales. The Belgium Plant Transactions costs for the six months ended December 31, 2005 and 2004 were $9.2 million and $9.5 million, respectively. Excluding these charges, Animal Health and Nutrition gross profit improved due to increased unit volume, favorable product mix and higher average selling prices offset in part by higher unit costs. The Specialty Chemical Group’s gross profit decreased over last year due to lower sales of wood treatment products in the Industrial Chemicals segment offset in part by increased sales of higher margin products in the Distribution segment.

Selling, General and Administrative Expenses of $31.8 million decreased $0.9 million. Expenses in the operating segments decreased over the prior year due to reduced registration trials, favorable foreign exchange rates, reduced advertising and promotional expenditures and reduced severance costs. Corporate expenses increased due to higher severance and insurance costs.

Operating Income of $7.6 million increased $4.6 million from last year. Operating income, excluding the Belgium Plant Transactions, increased by $4.4 million in Animal Health and Nutrition primarily due to improved margins from higher unit volumes and lower selling, general and administrative expenses. Specialty Chemical Group operating income increased $0.3 million due to sales of higher margin products in the Distribution segment offset in part by lower sales of wood treatment products in the Industrial Chemicals segment. Corporate expenses increased by $0.4 million which partially offset the operating improvements.

Interest Expense, Net of $12.3 million increased $0.4 million from last year, primarily due to lower short-term borrowing levels offset in part by higher borrowing levels associated with the issuance of additional Senior Secured Notes and increased amortization of deferred financing costs. Interest expense was also reduced by the reversal of $0.6 million of accrued interest related to an excise tax assessment resolved in the Company’s favor in the period.

Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses. During 2005, the Company received a favorable ruling on an excise tax assessment and reversed $2.0 million previously accrued.

Income Taxes of $2.7 million were recorded on a consolidated pre-tax loss of $2.1 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

Operating Segments

The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince Agriproducts, Koffolk and Planalquimica. The Industrial Chemicals segment, through its Phibro-Tech subsidiary, manufacturers and markets specialty chemicals for use in the pressure treated wood and chemical industries and also includes contract manufacturing of crop protection chemicals. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations.

	Three Months Ended December 31,		Six Months Ended December 31,
In Thousands	2005	2004	2005	2004

Net Sales
Animal Health & Nutrition	$81,509	$69,952	$153,738	$135,294
Industrial Chemicals	9,894	13,205	21,728	26,635
Distribution	8,332	8,860	16,840	16,985

	$99,735	$92,017	$192,306	$178,914

Operating Income
Animal Health & Nutrition
Excluding Belgium Plant Transactions	$11,536	$7,610	$19,610	$15,235
Belgium Plant Transactions	(5,733)	(9,536)	(9,236)	(9,536)

Total	5,803	(1,926)	10,374	5,699
Industrial Chemicals	824	979	2,113	2,170
Distribution	1,226	1,202	2,661	2,256
Corporate expenses and adjustments	(4,388)	(3,603)	(7,588)	(7,141)

	$3,465	$(3,348)	$7,560	$2,984

Operating Segments Comparison of Three Months Ended December 31, 2005 and 2004

Animal Health and Nutrition

Net Sales of $81.5 million increased $11.6 million, or 17%. MFA net sales increased by $6.6 million. Revenues were higher for all product types, including anticoccidials, antibacterials and antibiotics. The increase in MFA revenues was primarily due to higher unit volumes. NFA net sales increased by $5.0 million principally due to overall higher average selling prices (which offset cost increases) and improved sales of higher margin products.

Operating Income of $5.8 million increased $7.7 million from last year. Operating income, excluding the Belgium Plant Transactions costs, increased $3.9 million due to higher unit volumes and average selling prices which were partially offset by higher unit costs. Lower selling, general and administrative expenses due to reduced registration trials, favorable foreign exchange rates and reduced advertising and promotional expenditures contributed to the improvement.

Specialty Chemicals

Industrial Chemicals net sales of $9.9 million decreased $3.3 million, or 25%. Sales of copper-related products to the wood treatment markets were below last year, but were partially offset by higher sales of other specialty copper products arising from capacity expansion. Revenues for contract manufacturing decreased due to lower unit volumes offset in part by higher average selling prices. Operating income of $0.8 million decreased by $0.2 million from last year due to lower unit volumes. The Company has reduced the work force and operating levels at our Sumter, South Carolina facility to mitigate these sales volume declines.

Distribution net sales of $8.3 million increased $0.5 million, or 6%. Higher domestic unit volumes and higher average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $1.2 million approximated the prior year as unit volume declines were offset by increased sales of higher margin products.

Operating Segments Comparison of Six Months Ended December 31, 2005 and 2004

Animal Health and Nutrition

Net Sales of $153.7 million increased $18.4 million, or 14%. MFA net sales increased by $11.0 million. Revenues were higher for all product types, including anticoccidials, antibacterials and antibiotics. The increase in MFA revenues was primarily due to higher unit volumes. NFA net sales increased by $7.5 million principally due to overall higher average selling prices (which offset cost increases) and improved sales of higher margin products.

Operating Income of $10.4 million increased $4.7 million from last year. Operating income, excluding Belgium Plant Transaction costs, increased $4.4 million due to higher unit volumes and average selling prices which were partially offset by higher unit costs. Lower selling, general and administrative expenses due to reduced registration trials, favorable foreign exchange rates, reduced advertising and promotional expenditures and reduced severance costs contributed to the improvement.

Specialty Chemicals

Industrial Chemicals net sales of $21.7 million decreased $4.9 million, or 18%. Sales of copper-related products to the wood treatment markets were below last year, but were partially offset by higher sales of other specialty copper products arising from capacity expansion. Revenues for contract manufacturing decreased due to lower unit volumes offset in part by higher average selling prices. Operating income of $2.1 million decreased by $0.1 million from last year due to lower unit volumes. The Company reduced the work-force and operating levels at our Sumter, South Carolina facility to mitigate these sales volume declines.

Distribution net sales of $16.8 million decreased $0.1 million, or 1%. Higher domestic unit volumes and higher average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $2.7 million improved $0.4 million due to increased sales of higher margin products.

Discontinued Operations

The Company divested Wychem Limited (U.K.) (“Wychem”) during 2005. This business has been classified as a discontinued operation. Operating results of Wychem were:

	Three Months Ended	Six Months Ended
In Thousands	December 31, 2004	December 31, 2004

OPERATING RESULTS:
Net sales	$1,043	$2,421
Cost of goods sold	740	1,666
Selling, general and administrative expenses	172	337
Other expense	1	1

Income before income taxes	130	417
Provision for income taxes	34	114

Income from operations	$96	$303

Depreciation and amortization	$104	$204

Liquidity and Capital Resources

Net Cash Provided (Used) by Operating Activities.  Cash provided (used) by operations for the six months ended December 31, 2005 and 2004 was $0.4 million and ($5.1) million, respectively. Cash provided by operations increased due to improved operating performance, higher levels of non-cash charges and working capital improvements, primarily in the reduction of Animal Health and Nutrition inventories. These improvements were offset in part by payments related to the Belgium Plant Transactions. The Company increased its levels of virginiamycin inventory until the Belgium Plant sale in November 2005 to support the transition of production to PAH Brazil. Inventory levels are expected to decline during the remainder of the year.

Net Cash Provided (Used) by Investing Activities.  Net cash provided (used) by investing activities for the six months ended December 31, 2005 and 2004 was $3.6 million and ($3.6) million, respectively. Capital expenditures of $4.6 million and $3.6 million for 2005 and 2004, respectively, were for expansion of production capacity in Brazil in 2005, for maintaining the Company’s existing asset base and for environmental, health and safety projects. The Belgium Plant Transactions provided funds of $8.0 million during 2005. Sales of assets provided funds of $0.2 million in 2005.

Net Cash Provided (Used) by Financing Activities.  Net cash provided (used) by financing activities for the six months ended December 31, 2005 and 2004 was ($5.9) million and $12.9 million, respectively. The decrease in short-term debt is due to the reduction of the senior credit facility. Payments of long-term debt reflect the repayments of Koffolk borrowings. Proceeds from long-term debt reflect the borrowings of Koffolk and the issuance of additional senior secured indebtedness in December, 2004.

Working Capital and Capital Expenditures.  Working capital as of December 31, 2005 was $84.3 million compared to $78.8 million at June 30, 2005, an increase of $5.5 million. The increase in working capital primarily was due to reduced short-term debt levels resulting from the proceeds of the Belgium Plant Transactions.

The Company anticipates spending approximately $19.0 million for capital expenditures in 2006, primarily for expansion of virginiamycin production capacity at the Brazil facility and to cover the Company’s asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

Liquidity.  At December 31, 2005 the amount of credit extended under the Company’s domestic senior credit facility totaled $1.7 million under the working capital facility and $15.6 million under the letter of credit facility, and the Company had $15.8 million available under the working capital facility. In addition, certain of the Company’s foreign subsidiaries also had availability totaling $8.4 million under their respective loan agreements.

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

As of December 31, 2005, PAHC was in compliance with the financial covenants of its domestic senior credit facility, as amended. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on PAHC’s assets, guarantees, dividend payments, redemption or purchase of PAHC’s stock, sale of subsidiaries’ stock, disposition of assets, investments, and mergers and acquisitions.

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

The Company’s contractual obligations at December 31, 2005 mature as follows:

	Years
In Thousands	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total
	(Dollars in thousands)

Loans payable to banks	$1,741	$—	$—	$—	$1,741
Long-term debt (including current portion)	803	176,563	—	—	177,366
Interest payments	21,969	23,750	—	—	45,719
Lease commitments	1,434	2,487	1,688	1,284	6,893
Acquisition of rights	350	550	—	—	900
Employee termination payments relating to the Belgium Plant Transactions	10,857	—	—	—	10,857
Payments to GSK relating to the Belgium Plant Transactions	2,597	3,536	591	—	6,724

Total contractual obligations	$39,751	$206,886	$2,279	$1,284	$250,200

A significant portion of the Company’s debt becomes due in December 2007 and June 2008. The Company anticipates that it will refinance these obligations prior to maturity.

Critical Accounting Policies

Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended June 30, 2005 are those that depend most heavily on these judgments and estimates. As of December 31, 2005 there have been no material changes to any of the critical accounting policies contained therein.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	our substantial leverage and potential inability to service our debt

•	our dependence on distributions from our subsidiaries

•	risks associated with our international operations and significant foreign assets

•	our dependence on our Israeli operations

•	competition in each of our markets

•	potential environmental liability

•	potential legislation affecting the use of medicated feed additives

•	extensive regulation by numerous government authorities in the United States and other countries

•	our reliance on the continued operation and sufficiency of our manufacturing facilities, including the transition of virginiamycin production to our Brazil facility

•	our reliance upon unpatented trade secrets

•	the risks of legal proceedings and general litigation expenses

•	potential operating hazards and uninsured risks

•	the risk of work stoppages

•	our dependence on key personnel

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

PART II — OTHER INFORMATION

Item 5.	Other Information

On January 31, 2006, Mr. Steven L. Cohen, formerly Vice President, General Counsel and Secretary, left the Company.

Item 6.	Exhibits

Exhibit No.		Description

10	.27.6	Amendment Number Six dated October 28, 2005 to Loan and Security Agreement dated October 21, 2003, by and among, the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., and Registrant, and each of Registrant’s Subsidiaries identified on the signature pages thereto. (1)
31.1		Certification of Gerald K. Carlson, Chief Executive Officer, required by Rule 15d-14(a) of the Act.
31.2		Certification of Jack C. Bendheim, Chairman of the Board, required by Rule 15d-14(a) of the Act.
31.3		Certification of Richard G. Johnson, Chief Financial Officer, required by Rule 15d-14(a) of the Act.
32		Section 1350 Certifications of Phibro Animal Health Corporation.

(1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHIBRO ANIMAL HEALTH CORPORATION

By:	/s/ JACK C. BENDHEIM
Jack C. Bendheim
Chairman of the Board

Date: February 14, 2006

By:	/s/ GERALD K. CARLSON
Gerald K. Carlson
Chief Executive Officer

Date: February 14, 2006

By:	/s/ RICHARD G. JOHNSON
Richard G. Johnson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: February 14, 2006

EXHIBIT INDEX

Exhibit No.		Description

10	.27.6	Amendment Number Six dated October 28, 2005 to Loan and Security Agreement dated October 21, 2003, by and among, the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., and Registrant, and each of Registrant’s Subsidiaries identified on the signature pages thereto. (1)
31.1		Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.
31.2		Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.
31.3		Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.
32		Section 1350 Certifications of Phibro Animal Health Corporation.

(1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.