Form 10-Q/A
period 2004-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2006-05-15
CIK 1069899

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
Commission File Number 333-64641

PHIBRO ANIMAL HEALTH CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

New York (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-1840497 (I.R.S. EMPLOYER IDENTIFICATION NO.)
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

PHIBRO ANIMAL HEALTH CORPORATION

This amendment to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 of Phibro Animal Health Corporation (the “Company”) is being filed to reflect the inclusion of portions of Exhibit 10.33 that had been omitted pursuant to the Company's request for confidential treatment made in connection with the Company's December 31, 2004 Form 10-Q filing.
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
PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	DECEMBER 31,	JUNE 30,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,170	$5,568
Trade receivables, less allowance for doubtful accounts of $1,307 at December 31, 2004 and $1,358 at June 30, 2004	56,875	57,658
Other receivables	4,470	2,766
Inventories	97,604	79,910
Prepaid expenses and other current assets	6,914	8,688

TOTAL CURRENT ASSETS	176,033	154,590
PROPERTY, PLANT AND EQUIPMENT, net	61,111	58,786
INTANGIBLES	11,116	11,695
OTHER ASSETS	16,790	16,298

	$265,050	$241,369

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Cash overdraft	$1,787	$891
Loans payable to banks	297	10,996
Current portion of long-term debt	4,082	1,351
Accounts payable	46,368	46,972
Accrued expenses and other current liabilities	47,809	40,010

TOTAL CURRENT LIABILITIES	100,343	100,220
LONG-TERM DEBT	178,630	158,018
OTHER LIABILITIES	23,340	22,286

TOTAL LIABILITIES	302,313	280,524

COMMITMENTS AND CONTINGENCIES REDEEMABLE SECURITIES:
Series C preferred stock	22,817	24,678

STOCKHOLDERS’ DEFICIT:
Series A preferred stock	521	521
Common stock	2	2
Paid-in capital	860	860
Accumulated deficit	(62,844)	(57,964)
Accumulated other comprehensive income (loss):
Gain on derivative instruments	331	9
Cumulative currency translation adjustment	1,050	(7,261)

TOTAL STOCKHOLDERS’ DEFICIT	(60,080)	(63,833)

	$265,050	$241,369

See notes to unaudited Condensed Consolidated Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
NET SALES	$93,060	$92,540	$181,335	$177,490
COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $9,536 for the three months and six months ended December 31, 2004)	79,191	69,991	144,844	133,781

GROSS PROFIT	13,869	22,549	36,491	43,709
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,759	16,824	34,353	32,609

OPERATING INCOME (LOSS)	(3,890)	5,725	2,138	11,100
OTHER:
Interest expense	5,389	4,549	10,635	8,482
Interest (income)	(33)	168	(58)	(74)
Other (income) expense, net	(791)	127	(767)	(458)
Net (gain) on extinguishment of debt	—	(23,226)	—	(23,226)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,455)	24,107	(7,672)	26,376
PROVISION (BENEFIT) FOR INCOME TAXES	(884)	2,880	40	3,663

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,571)	21,227	(7,712)	22,713
DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations (net of income taxes)	—	59	—	(403)
Gain on disposal of discontinued operations (net of income taxes)	—	—	—	231

NET INCOME (LOSS)	(7,571)	21,286	(7,712)	22,541
OTHER COMPREHENSIVE INCOME:
Change in derivative instruments, net of tax	247	102	322	419
Change in currency translation adjustment	5,304	3,031	8,311	2,172

COMPREHENSIVE INCOME (LOSS)	$(2,020)	$24,419	$921	$25,132

NET INCOME (LOSS)	(7,571)	21,286	(7,712)	22,541
Excess of the reduction of redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions	973	20,138	973	20,138
Dividends and equity value accreted on Series B and C redeemable preferred stock	2,541	(2,864)	1,859	(3,851)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4,057)	$38,560	$(4,880)	$38,828

See notes to unaudited Condensed Consolidated Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
For the Three Months and Six Months Ended December 31, 2004
(In Thousands)

						ACCUMULATED
	PREFERRED	COMMON				OTHER
	STOCK	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SERIES A	CLASS A	CLASS B	CAPITAL	DEFICIT	INCOME (LOSS)	TOTAL
Balance, June 30, 2004	$521	$1	$1	$860	$(57,964)	$(7,252)	$(63,833)
Dividends on Series C redeemable preferred stock					(668)		(668)
Equity value accreted on Series C redeemable preferred stock					(14)		(14)
Change in derivative instruments, net of tax						75	75
Foreign currency translation adjustment						3,007	3,007
Net (loss)					(141)		(141)

Balance, September 30, 2004	$521	$1	$1	$860	$(58,787)	$(4,170)	$(61,574)

Excess of the reduction in redeemable preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions					973		973
Dividends on Series C redeemable preferred stock					(667)		(667)
Equity value accreted on Series C redeemable preferred stock					3,208		3,208
Change in derivative instruments, net of tax						247	247
Foreign currency translation adjustment						5,304	5,304
Net (loss)					(7,571)		(7,571)

Balance, December 31, 2004	$521	$1	$1	$860	$(62,844)	$1,381	$(60,080)

See notes to unaudited Condensed Consolidated Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	SIX MONTHS ENDED
	DECEMBER 31
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(7,712)	$22,541
Adjustment for discontinued operations	—	172

Income (loss) from continuing operations	(7,712)	22,713
Adjustments to reconcile income (loss) from continuing operations to net cash used by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $533 for the six months ended December 31, 2004)	7,308	6,544
Deferred income taxes	(172)	93
Net gain on extinguishment of debt	—	(23,226)
Effects of changes in foreign currency	(1,174)	(1,166)
Other	366	589
Changes in operating assets and liabilities:
Accounts receivable	1,518	(2,132)
Inventories	(11,641)	(1,499)
Prepaid expenses and other current assets	1,456	705
Other assets	316	605
Accounts payable	(1,600)	(6,749)
Accrued expenses and other liabilities	(913)	4,516
Accrued costs of non-completed transaction	(1,893)	—
Accrued costs of the Belgium Plant Transactions	9,003	—
Cash used by discontinued operations	—	(1,665)

NET CASH USED BY OPERATING ACTIVITIES	(5,138)	(672)

INVESTING ACTIVITIES:
Capital expenditures	(3,676)	(2,280)
Proceeds from sale of assets	40	23
Discontinued operations	—	14,397

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(3,636)	12,140

FINANCING ACTIVITIES:
Net increase in cash overdraft	896	2,204
Net decrease in short-term debt	(10,699)	(31,453)
Proceeds from long-term debt	26,100	107,500
Payments of long-term debt	(1,862)	(34,020)
Payment of Pfizer obligations	—	(28,300)
Payments relating to the Prince Transactions and transaction costs	—	(19,979)
Debt refinancing costs	(1,550)	(11,496)
Discontinued operations	—	1,391

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	12,885	(14,153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	491	188

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,602	(2,497)
CASH AND CASH EQUIVALENTS at beginning of period	5,568	11,179

CASH AND CASH EQUIVALENTS at end of period	$10,170	$8,682

See notes to unaudited Condensed Consolidated Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
1. GENERAL
     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
     In the opinion of Phibro Animal Health Corporation (the “Company” or “PAHC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of December 31, 2004 and its results of operations and cash flows for the three months and six months ended December 31, 2004 and 2003.
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
     The Company’s Mineral Resource Technologies, Inc. (“MRT”) and La Cornubia S.A. (France) (“La Cornubia”) businesses have been classified as discontinued operations as discussed in these notes to condensed consolidated financial statements. The Company’s condensed consolidated financial statements have been reclassified to report separately the financial position, operating results and cash flows of the discontinued operations. These footnotes present information only for continuing operations, unless otherwise noted.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
3. REFINANCING
     ISSUANCE OF ADDITIONAL 13% SENIOR SECURED NOTES:
     On December 21, 2004, the Company completed a private placement pursuant to which the Company and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of the Company (the “Dutch Issuer” and together with the Company, the “Issuers”) issued and sold 22,491 additional units consisting of $18,207 13% Senior Secured Notes due 2007 of the Company (the “U.S. Notes”) and $4,284 13% Senior Secured Notes due 2007 of the Dutch Issuer (the “Dutch Notes” and together with the U.S. Notes, the “Additional Notes”), from which they received gross proceeds of $23,391. The proceeds were used to refinance indebtedness outstanding under the Company’s domestic senior credit facility. The Company incurred financing costs of $2,275 in connection with the issuance of the Additional Notes. The Additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the “Indenture”) under which the Issuers previously issued 105,000 units consisting of $85,000 aggregate principal amount of U.S. Notes and $20,000 aggregate principal amount of Dutch Notes.
     On January 14, 2005, the Company and its domestic subsidiaries filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-4 with respect to an exchange offer for all its senior secured notes, comprised of 105,000 units sold on October 21, 2003 and 22,491 additional units sold on December 21, 2004. On February 4, 2005, such registration statement was declared effective.
     AMENDMENT TO THE DOMESTIC SENIOR CREDIT FACILITY:
     On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, the Company amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Philipp Brothers Brasil Holdings Ltda, (“PAH Brazil”) or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

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
     As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2,470 ($3,344) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 394 ($533) in December 2004 and will record an additional EUR 8,662 ($11,727) of incremental depreciation expense ratably through November 2005. The Company recorded severance expense of EUR 6,650 ($9,003) in December 2004 for the estimated minimum severance amounts indicated by law, contract, and/or past practice. The Company estimates it will record additional expense of EUR 2,450 ($3,317) ratably through November 2005 for severance, retention agreements and other costs. The incremental depreciation expense of $533 and severance expense of $9,003 recorded in December 2004 are included in cost of goods sold on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
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

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
5. HOLDING COMPANY AND HOLDCO NOTES
     During January 2005, PAHC Holdings Corporation (“PAHC Holdings”) was formed to hold the capital stock of the Company, except for its Series C Preferred Stock. On February 10, 2005, PAHC Holdings issued $29,000 of its 15% Senior Secured Notes due 2010 (the “HoldCo Notes”) in a private placement. Interest is payable at the option of PAHC Holdings in cash or pay-in-kind HoldCo Notes. The Company is not obligated for the HoldCo Notes. The Company’s ability to make payments to PAHC Holdings is subject to the terms of the Company’s Senior Secured Notes, its Senior Subordinated Notes, and its domestic senior credit facility, and to applicable law.
     The proceeds from the sale of the HoldCo Notes, upon release from escrow, will be used, directly or indirectly, to redeem the Company’s Series C Preferred Stock either by PAHC Holdings (i) making a capital contribution to the Company to contemporaneously finance the redemption of the Company’s Series C Preferred Stock, or (ii) purchasing a new series of the Company’s preferred stock, referred to as Series D Preferred Stock, that may be issued by the Company to finance the redemption of the Company’s Series C Preferred Stock. It is contemplated that such redemption will occur on or before February 28, 2005. On March 1, 2005, the applicable percentage for determining the equity value component of the redemption price increases, as currently provided in the Company’s certificate of incorporation, from 18% to 22%. If on March 1, 2005, the Company has not redeemed its Series C Preferred Stock from escrow, PAHC Holdings will be required to redeem the HoldCo Notes, primarily with the proceeds of the HoldCo Notes placed in escrow.
     PAHC Holdings was formed by the holders of all of the Company’s capital stock, other than the holders of Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged fifty percent (50%) of his shares of Class A Common Stock, for the same number and class of shares of PAHC Holdings, having the same designations, relative rights, privileges and limitations as the Company’s shares of such class (except to the extent that PAHC Holdings is a Delaware corporation and the Company is a New York corporation).
     The HoldCo Notes are to be secured by all of PAHC Holdings’ assets (now consisting solely of the Company’s capital stock and, until disbursed, the proceeds of the HoldCo Notes in escrow). Currently, such pledge covers all of the Company’s Series A Preferred Stock and Class B Common Stock, the Company’s non-voting classes of stock. In connection with the release of the proceeds of the HoldCo Notes from escrow and following the redemption of the Company’s Series C Preferred Stock, Mr. Bendheim will contribute to PAHC Holdings the balance of the Company’s outstanding Class A Common Stock, and all of the Company’s outstanding Class A Common Stock, the Company’s voting stock, will be pledged as security for the HoldCo Notes.
6. PRINCE TRANSACTIONS
     Effective December 26, 2003, the Company completed the divestiture of substantially all of the business and assets of Prince Quincy, Inc. (f/k/a The Prince Manufacturing Company (“PMC”)), to a company (“Buyer”) formed by Palladium Equity Partners II, LP and certain of its affiliates (the “Palladium Investors”), and the related reduction of the Company’s preferred stock held by the Palladium Investors (collectively, the “Prince Transactions”).
     The divestiture of PMC has not been reflected as a discontinued operation due to the existence of the Backstop Indemnification Amount and continuing supply and service agreements.
     On December 29, 2004, the Company and the Buyer reached agreement regarding the post-closing working capital adjustment, which resulted in a final $227 payment to the Company from the Buyer. The Company reassessed the accruals relating to the Prince Transactions and adjusted the accruals accordingly. The adjustments resulted in a net gain of $973 which was recorded as a decrease to accumulated deficit on the Company’s condensed consolidated balance sheet as of December 31, 2004.

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
7. INVENTORIES
     Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:

	AS OF
	DECEMBER 31, 2004	JUNE 30, 2004
Raw materials	$21,349	$16,313
Work-in-process	1,782	1,764
Finished goods	74,473	61,833

Total inventory	$97,604	$79,910

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
     Operating results and gain on sale of MRT were:

SIX MONTHS ENDED
DECEMBER 31, 2003
OPERATING RESULTS:
Net sales	$3,327
Cost of goods sold	3,135
Selling, general and administrative expenses	316

Loss before income taxes	(124)
Provision for income taxes	—

Loss from operations	$(124)

GAIN ON SALE:
Current assets	$(5,813)
Property, plant & equipment — net and other assets	(10,703)
Current liabilities	2,911
Net proceeds of sale	13,836

Gain on sale	$231

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
     Operating results of La Cornubia were:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31, 2003	DECEMBER 31, 2003
OPERATING RESULTS:

Net sales	$3,503	$5,723

Cost of goods sold	3,199	5,415

Selling, general and administrative expenses	412	788

Other (income)	(193)	(243)

Interest expense	26	42

Income (loss) before income taxes	59	(279)

Provision for income taxes	—	—

Income (loss) from operations

	$59	$(279)

Depreciation and amortization	$101	$201

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
     On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, the Company amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Philipp Brothers Brasil Holdings Ltda, (“PAH Brazil”) or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
     As of December 31, 2004, the Company was in compliance with the financial covenants of its domestic senior credit facility. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on the Company’s assets, guarantees, dividend payments, redemption or purchase of the Company’s stock, sale of subsidiaries’ stock, disposition of assets, investments, and mergers and acquisitions.
     The domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the consolidated balance sheet.
     LONG-TERM DEBT

	As of
	December 31, 2004	June 30, 2004
Senior secured notes due December 1, 2007	$127,491	$105,000
Senior subordinated notes due June 1, 2008	48,029	48,029
Foreign bank loans	7,192	6,237
Capitalized lease obligations and other	—	103

	182,712	159,369

Less: current maturities	$4,082	$1,351

	178,630	158,018

     The Company’s foreign subsidiaries have aggregate credit lines of $11,075. At December 31, 2004, the Company had $3,883 of borrowings available under these credit lines.
11. EMPLOYEE BENEFIT PLANS
     The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible domestic nonunion employees who meet certain requirements of age, length of service and hours worked per year. The Company’s Belgium subsidiary maintains a defined contribution and defined benefit plan for eligible employees.
     Components of net periodic pension expense were:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
DOMESTIC PENSION EXPENSE	2004	2003	2004	2003
Service cost — benefits earned during the year	$337	$321	$624	$683
Interest cost on benefit obligation	315	226	479	456
Expected return on plan assets	(308)	(210)	(458)	(420)
Amortization of initial unrecognized net transition (asset)	(2)	(1)	(2)	(2)
Amortization of prior service costs	(55)	(41)	(72)	(82)
Amortization of net actuarial loss (gain)	(2)	5	—	21
Curtailment Benefit	—	(64)	—	(64)

NET PERIODIC PENSION COST — DOMESTIC	$285	$236	$571	$592

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
INTERNATIONAL PENSION EXPENSE	2004	2003	2004	2003
Service cost — benefits earned during the year	$114	$117	$236	$227
Interest cost on benefit obligation	111	94	209	182
Expected return on plan assets	(100)	(75)	(179)	(146)
Amortization of net actuarial loss (gain)	(5)	5	1	11

NET PERIODIC PENSION COST — INTERNATIONAL	$120	$141	$267	$274

12. CONTINGENCIES
     LITIGATION:
     On or about April 17, 1997, CP Chemicals, Inc. (a subsidiary, “CP”) and the Company were served with a complaint filed by Chevron U.S.A. Inc. (“Chevron”) in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that the Company, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. That settlement is in the process of being implemented. The Company’s and CP’s portion of the settlement for past costs and expenses through the entry of the Consent Order was $495 and was included in selling, general and administrative expenses in fiscal 2002 and was paid in fiscal 2003. The Consent Order then provides for a period of due diligence investigation of the property owned by Chevron. The investigation has been conducted and the results are under review. The investigation costs are being split with one other defendant, Vulcan Materials Company. Upon completion of the review of the results of the investigation, a decision will be made whether to opt out of the settlement or proceed. If no party opts out of the settlement, the Company and CP will take title to the adjoining Chevron property, probably through the use of a three-member New Jersey limited liability company. In preparation to move forward, a limited liability company has been formed, with Vulcan Materials Company as the third member. The Company also has commenced negotiations with Chevron regarding its allocation of responsibility and associated costs under the Consent Order. While the costs cannot be estimated with any degree of certainty at this time, the Company believes that insurance recoveries will be available to offset some of those costs.
     The Company’s Phibro-Tech subsidiary was named in 1993 as a potentially responsible party (“PRP”) in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) by the United States Environmental Protection Agency (“the EPA”), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $635 has been paid as of December 31, 2004. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.
     Phibro-Tech, Inc. has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control (“DTSC”) and has reached an agreement to pay $425 over a six year period ending October 2008. The annual payments required under this agreement are not expected to have any material adverse impact on the Company.
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
13. GUARANTEES
     As part of the Prince Transactions (as discussed in these notes to condensed consolidated financial statements), as is normal for such transactions, the Company has agreed to indemnify the Palladium Investors for losses arising out of breach of representations, warranties and covenants. The Company’s maximum liability under such indemnification is limited to $15,000.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
     The Company agreed to indemnify the Palladium Investors for a portion, at the rate of $0.65 for every dollar, of the amount they receive in respect of the disposition of the Buyer for less than $21,000, up to a maximum payment by the Company of $4,000 (the “Backstop Indemnification Amount”). The Backstop Indemnification Amount would be payable on the earlier to occur of July 1, 2008 or six months after the redemption date of all of the Company’s Senior Secured Notes due 2007 if such a disposition closes prior to such redemption and six months after the closing of any such disposition if the disposition closes after any such redemption. The Company’s obligations with respect to the Backstop Indemnification Amount will cease if the Palladium Investors do not close the disposition of the Buyer by January 1, 2009. The maximum potential Backstop Indemnification Amount is included in other liabilities on the Company’s condensed consolidated balance sheet.
     The Company established a $1,000 letter of credit escrow for two years to collateralize certain indemnification obligations relating to the Prince Transactions.
14. BUSINESS SEGMENTS
     The Company’s reportable segments are Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other. Reportable segments have been determined primarily on the basis of the nature of products and services and certain similar operating units have been aggregated. The Company’s Animal Health and Nutrition segment manufactures and markets more than 500 formulations and concentrations of medicated feed additives and nutritional feed additives including antibiotics, antibacterials, anticoccidials, anthelmintics, trace minerals, vitamins, vitamin premixes and other animal health and nutrition products. The Industrial Chemicals segment manufactures and markets a number of chemicals for use in the pressure-treated wood, chemical catalyst, semiconductor, automotive, and aerospace industries. The Distribution segment markets and distributes a variety of industrial, specialty and fine organic chemicals and intermediates produced primarily by third parties. The All Other segment manufactures and markets a variety of specialty custom chemicals and copper-based fungicides. Intersegment sales and transfers were not significant. The following segment data includes information only for continuing operations.

	ANIMAL
	HEALTH &	INDUSTRIAL		ALL	CORPORATE &
THREE MONTHS ENDED DECEMBER 31, 2004	NUTRITION	CHEMICALS	DISTRIBUTION	OTHER	OTHER	TOTAL
Net sales	$70,708	$7,686	$8,104	$6,562	$—	$93,060

Operating income (loss)	(1,520)	655	796	455	(4,276)	(3,890)

Depreciation and amortization	2,705	413	6	104	725	3,953
     The Animal Health and Nutrition segment includes Belgium Plant Transactions costs of $9,003 of severance expense and $533 of depreciation expense.

	ANIMAL
	HEALTH &	INDUSTRIAL		ALL	CORPORATE &
THREE MONTHS ENDED DECEMBER 31, 2003	NUTRITION	CHEMICALS	DISTRIBUTION	OTHER	OTHER	TOTAL
Net sales	$68,687	$11,679	$7,656	$4,518	$—	$92,540

Operating income (loss)	7,655	778	692	657	(4,057)	5,725

Depreciation and amortization	2,059	639	4	98	576	3,376

	ANIMAL
	HEALTH &	INDUSTRIAL		ALL	CORPORATE &
SIX MONTHS ENDED DECEMBER 31, 2004	NUTRITION	CHEMICALS	DISTRIBUTION	OTHER	OTHER	TOTAL
Net sales	$136,514	$16,079	$15,765	$12,977	$—	$181,335

Operating income/(loss)	6,295	1,428	1,660	1,160	(8,405)	2,138

Depreciation and amortization	4,900	816	8	204	1,380	7,308
     The Animal Health and Nutrition segment includes Belgium Plant Transactions costs of $9,003 of severance expense and $533 of depreciation expense.

	ANIMAL
	HEALTH &	INDUSTRIAL		ALL	CORPORATE &
SIX MONTHS ENDED DECEMBER 31, 2003	NUTRITION	CHEMICALS	DISTRIBUTION	OTHER	OTHER	TOTAL
Net sales	$128,528	$23,661	$15,595	$9,706	$—	$177,490

Operating income/(loss)	14,555	1,600	1,533	1,326	(7,914)	11,100

Depreciation and amortization	4,088	1,288	7	213	948	6,544

	ANIMAL
IDENTIFIABLE ASSETS OF	HEALTH &	INDUSTRIAL		ALL	CORPORATE &
CONTINUING OPERATIONS	NUTRITION	CHEMICALS	DISTRIBUTION	OTHER	OTHER	TOTAL
At December 30, 2004	$209,126	$26,123	$7,775	$5,946	$16,080	$265,050
At June 30, 2004	185,601	26,146	7,715	5,696	16,211	241,369
15. CONSOLIDATING FINANCIAL STATEMENTS
     The units of Senior Secured Notes due 2007, consisting of US Senior Notes issued by the Company (the “Parent Issuer”) and Dutch Senior Notes issued by Philipp Brothers Netherlands III B.V. (the “Dutch Issuer”), are guaranteed by certain subsidiaries. The Company and its U.S. subsidiaries (“U.S. Guarantor Subsidiaries”), excluding PMC, Prince MFG, LLC and MRT (until divested) (the “Unrestricted Subsidiaries”, as defined in the indenture), fully and unconditionally guarantee all of the Senior Secured Notes on a joint and several basis. In addition, the Dutch Issuer’s subsidiaries, presently consisting of Phibro Animal Health SA (the “Belgium Guarantor”), fully and unconditionally guarantee the Dutch Senior Notes. The Dutch issuer and the Belgium Guarantor do not guarantee the US Senior Notes. Other foreign subsidiaries (“Non-Guarantor Subsidiaries”) do not presently guarantee the Senior Secured Notes. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of the Company other than the Unrestricted Subsidiaries and include: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.
     The Senior Subordinated Notes due 2008, issued by the Parent Issuer, are guaranteed by certain subsidiaries. The Company’s U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of the Company including: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; PMC; Prince MFG, LLC; MRT (until divested); Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

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

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004

			U.S.
	Parent	Unrestricted	Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13	$—	$968	$2	$5,369	$3,818	$—	$10,170
Trade receivables	2,821	—	28,004	—	2,170	23,880	—	56,875
Other receivables	693	—	2,066	—	766	945	—	4,470
Inventory	2,867	—	35,276	—	34,888	24,573		97,604
Prepaid expenses and other	1,360	—	64	—	1,516	3,974	—	6,914

TOTAL CURRENT ASSETS	7,754	—	66,378	2	44,709	57,190	—	176,033

Property, plant & equipment, net	743	—	13,821	—	17,743	28,804	—	61,111

Intangibles	—	—	4,039	—	1,621	5,456	—	11,116
Investment in subsidiaries	108,057	—	—	(3,728)	—	—	(104,329)	—
Intercompany	9,366	—	68,136	26,903	(5,194)	(11,407)	(87,804)	—
Other assets	15,191	—	1,142	—	—	457	—	16,790

	$141,111	$—	$153,516	$23,177	$58,879	$80,500	$(192,133)	$265,050

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Cash overdraft	$—	$—	$1,787	$—	$—	$—	$—	$1,787
Loan payable to banks	297	—	—	—	—	—	—	297
Current portion of long-term debt	—	—	—	—	—	4,082	—	4,082
Accounts payable	4,011	—	28,077	—	2,561	11,719	—	46,368
Accrued expenses and other	9,397	—	9,071	217	21,734	7,390		47,809

TOTAL CURRENT LIABILITIES	13,705	—	38,935	217	24,295	23,191	—	100,343

Long-term debt	151,236	—	—	24,284	—	3,110	—	178,630
Intercompany debt	—	—	—	2,411	37,881	47,512	(87,804)	—
Other liabilities	13,433	—	5,522	—	431	3,954	—	23,340

TOTAL LIABILITIES	178,374	—	44,457	26,912	62,607	77,767	(87,804)	302,313

REDEEMABLE SECURITIES:
Series C preferred stock	22,817	—	—	—	—	—	—	22,817

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock	521	—	—	—	—	—	—	521
Common stock	2	—	33	—	—	—	(33)	2
Paid-in capital	860	—	108,383	21	52	1,537	(109,993)	860
Retained earnings (accumulated deficit)	(62,844)	—	610	(10,906)	(10,930)	6,997	14,229	(62,844)
Accumulated other comprehensive income (loss):								—
Gain on derivative instruments	331	—	331	—	—	—	(331)	331
Cumulative currency translation adjustment	1,050	—	(298)	7,150	7,150	(5,801)	(8,201)	1,050

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(60,080)	—	109,059	(3,735)	(3,728)	2,733	(104,329)	(60,080)

	$141,111	$—	$153,516	$23,177	$58,879	$80,500	$(192,133)	$265,050

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

	Parent	Unrestricted	U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance
NET SALES	$6,247	$—	$57,791	$—	$2,560	$26,462	$—	$93,060

NET SALES — INTERCOMPANY	37	—	38	—	4,456	2,342	(6,873)	—

COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $9,536)	5,034	—	43,358	—	16,085	21,587	(6,873)	79,191

GROSS PROFIT	1,250	—	14,471	—	(9,069)	7,217	—	13,869

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,315	—	7,393	—	813	4,238	—	17,759

OPERATING INCOME (LOSS)	(4,065)	—	7,078	—	(9,882)	2,979	—	(3,890)

OTHER:

Interest expense	4,585	—	2	649	12	141	—	5,389
Interest (income)	(1)	—	(4)	—	—	(28)	—	(33)
Other (income) expense, net	3	—	(146)	—	(152)	(496)	—	(791)

Intercompany interest and other	(6,407)	—	4,937	(656)	942	1,184	—	—

(Profit) loss relating to subsidiaries	5,122	—	—	9,071	—	—	(14,193)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,367)	—	2,289	(9,064)	(10,684)	2,178	14,193	(8,455)

PROVISION (BENEFIT) FOR INCOME TAXES	204	—	195	—	(1,613)	330	—	(884)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,571)	—	2,094	(9,064)	(9,071)	1,848	14,193	(7,571)

DISCONTINUED OPERATIONS:
Profit (loss) relating to discontinued operations	—	—	—	—	—	—	—	—
(Loss) from discontinued operations (net of income taxes)	—	—	—	—	—	—	—	—
Gain (loss) from disposal of discontinued operations (net of income taxes)	—	—	—	—	—	—	—	—

NET INCOME (LOSS)	$(7,571)	$—	$2,094	$(9,064)	$(9,071)	$1,848	$14,193	$(7,571)

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

	Parent	Unrestricted	U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance
NET SALES	$12,176	$—	$114,466	$—	$4,228	$50,465	$—	$181,335

NET SALES — INTERCOMPANY	93	—	131	—	10,660	3,417	(14,301)	—

COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $8,287)	9,654	—	84,992	—	20,784	43,715	(14,301)	144,844

GROSS PROFIT	2,615	—	29,605	—	(5,896)	10,167	—	36,491

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,218	—	14,349	6	1,366	8,414	—	34,353

OPERATING INCOME (LOSS)	(7,603)	—	15,256	(6)	(7,262)	1,753	—	2,138

OTHER:

Interest expense	8,937	—	—	1,299	23	376	—	10,635
Interest (income)	(2)	—	(4)	—	—	(52)	—	(58)
Other (income) expense, net	4	—	(374)	—	(211)	(186)	—	(767)

Intercompany interest and other	(13,934)	—	10,386	(1,316)	1,881	2,983	—	—

(Profit) loss relating to subsidiaries	4,590	—	—	7,504	—	—	(12,094)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,198)	—	5,248	(7,493)	(8,955)	(1,368)	12,094	(7,672)

PROVISION (BENEFIT) FOR INCOME TAXES	514	—	299	—	(1,451)	678	—	40

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,712)	—	4,949	(7,493)	(7,504)	(2,046)	12,094	(7,712)

DISCONTINUED OPERATIONS:
Profit (loss) relating to discontinued operations	—	—	—	—	—	—	—	—
(Loss) from discontinued operations (net of income taxes)	—	—	—	—	—	—	—	—
Gain (loss) from disposal of discontinued operations (net of income taxes)	—	—	—	—	—	—	—	—

NET INCOME (LOSS)	$(7,712)	$—	$4,949	$(7,493)	$(7,504)	$(2,046)	$12,094	$(7,712)

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

	Parent	Unrestricted	U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance
OPERATING ACTIVITIES:
Net income (loss)	$(7,712)	$—	$4,949	$(7,493)	$(7,504)	$(2,046)	$12,094	$(7,712)

Adjustment for discontinued operations	—	—	—	—	—	—	—	—

Income (loss) from continuing operations	(7,712)	—	4,949	(7,493)	(7,504)	(2,046)	12,094	(7,712)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $533)	1,380	—	1,435	—	2,008	2,485	—	7,308
Deferred income taxes	—	—	—	—	—	(172)	—	(172)
Effects of changes in foreign currency	—	—	(411)	—	(211)	(552)	—	(1,174)
Other	286	—	85	—	—	(5)	—	366

Changes in operating assets and liabilities:	—
Accounts receivable	(156)	—	(857)	—	660	1,871	—	1,518
Inventory	(873)	—	3,580	—	(8,513)	(5,835)	—	(11,641)
Prepaid expenses and other	1,512	—	233	—	(1,029)	740	—	1,456
Other assets	255	—	(189)	—	—	250	—	316
Intercompany	1,276	5	(9,084)	3,193	11,918	4,786	(12,094)	—
Accounts payable	(1,171)	6	(386)	—	47	(96)	—	(1,600)
Accrued expenses and other	801	(1)	1,170	1	(965)	(1,919)	—	(913)
Accrued costs of non-completed transaction	(1,893)	—	—	—	—	—	—	(1,893)
Accrued costs of the Belgium Plant Transactions	—	—	—	—	9,003	—	—	9,003

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(6,295)	10	525	(4,299)	5,414	(493)	—	(5,138)

INVESTING ACTIVITIES:
Capital expenditures	(686)	—	(1,184)	—	(459)	(1,347)	—	(3,676)
Proceeds from sale of assets	—	—	16	—	—	24	—	40
Other investing	—	—	—	—	(182)	182	—	—

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(686)	—	(1,168)	—	(641)	(1,141)	—	(3,636)

FINANCING ACTIVITIES:
Net increase (decrease) in cash overdraft	—	(10)	906	—	—	—	—	896
Net (decrease) in short-term debt	(10,699)	—	—	—	—	—	—	(10,699)
Proceeds from long-term debt	19,107	—	—	4,284	—	2,709	—	26,100
Payments of long-term debt	—	—	(103)	—	—	(1,759)	—	(1,862)
Debt refinancing costs	(1,550)	—	—	—	—	—	—	(1,550)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	6,858	(10)	803	4,284	—	950	—	12,885

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	7	—	384	100		491

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123)	—	167	(15)	5,157	(584)	—	4,602

CASH AND CASH EQUIVALENTS at beginning of period	136	—	801	17	212	4,402		5,568

CASH AND CASH EQUIVALENTS at end of period	$13	$—	$968	$2	$5,369	$3,818	$—	$10,170

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2004

	Parent	Unrestricted	U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$136	$—	$801	$17	$212	$4,402	$—	$5,568
Trade receivables	2,670	—	26,996	—	2,592	25,400	—	57,658
Other receivables	317	414	1,195	—	72	768	—	2,766
Inventory	1,994	—	37,890	—	23,159	16,867		79,910
Prepaid expenses and other	3,195	110	565	—	1,018	3,800	—	8,688

TOTAL CURRENT ASSETS	8,312	524	67,447	17	27,053	51,237	—	154,590

Property, plant & equipment, net	105	—	13,730	—	17,321	27,630	—	58,786

Intangibles	—	—	4,252	—	1,569	5,874	—	11,695
Investment in subsidiaries	125,355	—	—	1,604	—	—	(126,959)	—
Intercompany	(14,995)	20,995	60,030	20,181	1,630	(12,497)	(75,344)	—
Other assets	14,506	—	1,056	—	—	736	—	16,298

	$133,283	$21,519	$146,515	$21,802	$47,573	$72,980	$(202,303)	$241,369

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Cash overdraft	$—	$10	$881	$—	$—	$—	$—	$891
Loan payable to banks	10,996	—	—	—	—	—	—	10,996
Current portion of long-term debt	—	—	101	—	—	1,250	—	1,351
Accounts payable	4,734	9	28,434	—	2,258	11,537	—	46,972
Accrued expenses and other	11,857	159	8,306	216	12,022	7,450		40,010

TOTAL CURRENT LIABILITIES	27,587	178	37,722	216	14,280	20,237	—	100,220

Long-term debt	133,029	—	2	20,000	—	4,987	—	158,018
Intercompany debt	—	—	—	—	30,553	44,791	(75,344)	—
Other liabilities	11,822	—	4,897	—	1,136	4,431	—	22,286

TOTAL LIABILITIES	172,438	178	42,621	20,216	45,969	74,446	(75,344)	280,524

REDEEMABLE SECURITIES:
Series C preferred stock	24,678	—	—	—	—	—	—	24,678

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock	521	—	—	—	—	—	—	521
Common stock	2	1	33	—	—	—	(34)	2
Paid-in capital	860	—	108,383	21	52	1,537	(109,993)	860
Retained earnings (accumulated deficit)	(57,964)	21,340	(4,339)	(2,744)	(2,757)	8,374	(19,874)	(57,964)
Accumulated other comprehensive income (loss):								—
Gain on derivative instruments	9	—	9	—	—	—	(9)	9
Cumulative currency translation adjustment	(7,261)	—	(192)	4,309	4,309	(11,377)	2,951	(7,261)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(63,833)	21,341	103,894	1,586	1,604	(1,466)	(126,959)	(63,833)

	$133,283	$21,519	$146,515	$21,802	$47,573	$72,980	$(202,303)	$241,369

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

	Parent	Unrestricted	U.S. Guarantor	Dutch	Belgium	Non-Guarantors	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance
NET SALES	$5,425	$5,435	$54,601	$—	$1,248	$25,831	$—	$92,540

NET SALES — INTERCOMPANY	52	1,259	184	—	3,727	1,405	(6,627)	—

COST OF GOODS SOLD	4,311	5,005	41,326	—	4,774	21,202	(6,627)	69,991

GROSS PROFIT	1,166	1,689	13,459	—	201	6,034	—	22,549

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,395	624	6,154	2	561	4,088		16,824

OPERATING INCOME (LOSS)	(4,229)	1,065	7,305	(2)	(360)	1,946	—	5,725

OTHER:

Interest expense	4,029	7	—	506	19	(12)		4,549
Interest (income)	(3)	—	—	—	30	141		168
Other (income) expense, net	300	—	(34)	—	566	(705)		127
Net (gain) on extinguishment of debt	(23,226)	—	—	—	—	—		(23,226)

Intercompany interest and other	(5,753)	810	2,949	(510)	750	1,754	—

(Profit) loss relating to subsidiaries	(2,753)	—	—	1,052	—	—	1,701	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,177	248	4,390	(1,050)	(1,725)	768	(1,701)	24,107

PROVISION (BENEFIT) FOR INCOME TAXES	1,950	80	454	—	(673)	1,069		2,880

INCOME (LOSS) FROM CONTINUING OPERATIONS	21,227	168	3,936	(1,050)	(1,052)	(301)	(1,701)	21,227

DISCONTINUED OPERATIONS:
Profit (loss) relating to discontinued operations	59	—	—	—	—	—	(59)	—
Profit from discontinued operations (net of income taxes)	—	—	—	—	—	59		59
Gain from disposal of discontinued operations (net of income taxes)	—	—	—	—	—	—		—

NET INCOME (LOSS)	$21,286	$168	$3,936	$(1,050)	$(1,052)	$(242)	$(1,760)	$21,286

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

	Parent	Unrestricted	U.S. Guarantor	Dutch	Belgium	Non-Guarantors	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance
NET SALES	$11,122	$11,118	$102,696	$—	$2,240	$50,314	$—	$177,490

NET SALES — INTERCOMPANY	97	2,598	393	—	12,996	2,175	(18,259)	—

COST OF GOODS SOLD	8,819	10,139	77,219	—	13,971	41,892	(18,259)	133,781

GROSS PROFIT	2,400	3,577	25,870	—	1,265	10,597	—	43,709

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,068	1,299	12,375	2	1,084	7,781		32,609

OPERATING INCOME (LOSS)	(7,668)	2,278	13,495	(2)	181	2,816	—	11,100

OTHER:

Interest expense	7,741	18	—	506	19	198		8,482
Interest (income)	(3)	—	—	—	—	(71)		(74)
Other (income) expense, net	528	—	(276)	—	(412)	(298)		(458)
Net (gain) on extinguishment of debt	(23,226)	—	—	—	—	—		(23,226)

Intercompany interest and other	(11,745)	1,892	5,488	(510)	1,446	3,429		—
(Profit) loss relating to subsidiaries	(5,627)	—	—	532	—	—	5,095	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,664	368	8,283	(530)	(872)	(442)	(5,095)	26,376

PROVISION (BENEFIT) FOR INCOME TAXES	1,951	96	672	—	(340)	1,284		3,663

INCOME (LOSS) FROM CONTINUING OPERATIONS	22,713	272	7,611	(530)	(532)	(1,726)	(5,095)	22,713

DISCONTINUED OPERATIONS:
Profit (loss) relating to discontinued operations	(403)	—	—	—	—	—	403	—
(Loss) from discontinued operations (net of income taxes)	—	(124)	—	—	—	(279)		(403)
Gain from disposal of discontinued operations (net of income taxes)	231	—	—	—	—	—		231

NET INCOME (LOSS)	$22,541	$148	$7,611	$(530)	$(532)	$(2,005)	$(4,692)	$22,541

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS)
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

	Parent	Unrestricted	U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Balance
OPERATING ACTIVITIES:
Net income (loss)	$22,541	$148	$7,611	$(530)	$(532)	$(2,005)	$(4,692)	$22,541
Adjustment for discontinued operations	172	124	—	—	—	279	(403)	172

Income (loss) from continuing operations	22,713	272	7,611	(530)	(532)	(1,726)	(5,095)	22,713

Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:

Depreciation and amortization	948	487	1,248	—	1,857	2,004		6,544
Deferred income taxes	—	—	—	—	—	93		93
Net gain on extinguishment of debt	(23,226)	—	—	—	—	—		(23,226)
Effects of changes in foreign currency	—	—	(198)	—	(1,380)	412		(1,166)
Other	259	—	423	—	—	(93)		589

Changes in operating assets and liabilities:
Accounts receivable	185	329	(3,590)	—	308	636		(2,132)
Inventory	(330)	(543)	25	—	(2,250)	1,599		(1,499)
Prepaid expenses and other	1,340	273	(892)	—	289	(305)		705
Other assets	605	—	(4)	—	—	4		605
Intercompany	2,179	16,879	(13,879)	(19,955)	9,912	(231)	5,095	—
Accounts payable	(2,414)	(337)	366	—	(2,647)	(1,717)		(6,749)
Accrued expenses and other	2,076	(128)	5,515	506	3,647	(7,100)		4,516
Cash provided (used) by discontinued operations	231	(652)	—	—	—	(1,244)		(1,665)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	4,566	16,580	(3,375)	(19,979)	9,204	(7,668)	—	(672)

INVESTING ACTIVITIES:
Capital expenditures	—	(62)	(648)	—	(659)	(911)		(2,280)
Proceeds from sale of assets	—	—	—	—	—	23		23
Discontinued operations	13,849	—	—	—	—	548		14,397

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	13,849	(62)	(648)	—	(659)	(340)	—	12,140

FINANCING ACTIVITIES:
Net increase (decrease) in cash overdraft	(350)	(286)	2,849	—	—	(9)		2,204
Net increase (decrease) in short-term debt	(32,194)	—	—	—	—	741		(31,453)
Proceeds from long-term debt	85,000	—	—	20,000	—	2,500		107,500
Payments of long-term debt	(32,679)	(13)	(867)	—	—	(461)		(34,020)
Payment of Pfizer obligations	(20,075)	—	—	—	(8,225)	—		(28,300)
Payments relating to the Prince Transactions and transaction costs	(3,667)	(16,312)	—	—	—	—		(19,979)
Debt refinancing costs	(11,496)	—	—	—	—	—		(11,496)
Discontinued operations	—	—	—	—	—	1,391		1,391

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(15,461)	(16,611)	1,982	20,000	(8,225)	4,162	—	(14,153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	—	42	146		188

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,954	(93)	(2,041)	21	362	(3,700)	—	(2,497)

CASH AND CASH EQUIVALENTS at beginning of period	43	119	2,167	—	185	8,665		11,179

CASH AND CASH EQUIVALENTS at end of period	$2,997	$26	$126	$21	$547	$4,965	$—	$8,682

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Report. The Company’s MRT and LaCornubia businesses have been classified as discontinued operations. This discussion presents information only for continuing operations, unless otherwise indicated. The Company presents its annual consolidated financial statements on the basis of its fiscal year ending June 30.
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
     On December 16, 2004, Phibro Animal Health SA (“PAH Belgium”) entered into an agreement with GlaxoSmithKline Biologicals (“GSK”) to sell to GSK substantially all of PAH Belgium’s facilities in Rixensart, Belgium (the “Belgium Plant”). Such sale, when completed, (the “Belgium Plant Transactions”) will include the following elements (U.S. dollar amounts as of December 31, 2004 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium, for a purchase price of EUR 6.2 million ($8.4 million), payable at closing; (ii) the transfer to GSK of a majority of the employees of PAH Belgium and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 0.7 million ($0.9 million) for such clean-up costs; (iv) in recognition of the benefits to the Company from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1.5 million ($2.0 million) within six months from the closing date, EUR 1.5 million ($2.0 million) within eighteen months from the closing date, EUR 1.5 million ($2.0 million) within thirty months from the closing date, and EUR 0.5 million ($0.7 million) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 0.4 million ($0.5 million)) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions, estimated in total to be EUR 9.1 million ($12.3 million), of which an amount estimated to be approximately EUR 4.6 million ($6.2 million) would be payable at or around the closing and an aggregate amount so estimated to be approximately EUR 4.5 million ($6.1 million) would be payable over periods up to thirteen years; and (vii) PAH Belgium retaining certain equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to Philipp Brothers Brasil Holdings Ltda. (“PAH Brazil”) which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.
     The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event earlier than July 1, 2005 or later than June 30, 2006.
     The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.
     As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2.5 million ($3.3 million) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 0.4 million ($0.5 million) in December 2004 and will record an additional EUR 8.7 million ($11.7 million) of incremental depreciation expense ratably through November 2005. The Company recorded severance expense of EUR 6.7 million ($9.0 million) in December 2004 for the estimated minimum severance amounts indicated by law, contract, and/or past practice. The Company estimates it will record additional expense of EUR 2.4 million ($3.2 million) ratably through November 2005 for severance, retention agreements and other costs. The incremental depreciation expense of $0.5 million and severance expense of $9.0 million recorded in December 2004 are included in cost of goods sold on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
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
     On December 21, 2004, the Company completed a private placement pursuant to which the Company and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of the Company (the “Dutch Issuer” and together with the Company, the “Issuers”) issued and sold 22,491 additional units consisting of $18.2 million 13% Senior Secured Notes due 2007 of the Company (the “U.S. Notes”) and $4.3 million 13% Senior Secured Notes due 2007 of the Dutch Issuer (the “Dutch Notes” and together with the U.S. Notes, the “Additional Notes”), from which they received gross proceeds of $23.4 million. The proceeds were used to refinance indebtedness outstanding under the Company’s domestic senior credit facility. The Company incurred financing costs of $2.3 million in connection with the issuance of the Additional Notes. The Additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the “Indenture”) under which the Issuers previously issued 105,000 units consisting of $85.0 million aggregate principal amount of U.S. Notes and $20.0 million aggregate principal amount of Dutch Notes.
     On January 14, 2005, the Company and its domestic subsidiaries filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-4 with respect to an exchange offer for all its Senior Secured Notes, comprised of 105,000 units sold on October 21, 2003 and 22,491 additional units sold on December 21, 2004. On February 4, 2005, such registration statement was declared effective.
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
     During January 2005, PAHC Holdings Corporation (“PAHC Holdings”) was formed to hold the capital stock of the Company, except for its Series C Preferred Stock. On February 10, 2005, PAHC Holdings issued $29.0 million of its 15% Senior Secured Notes due 2010 (the “HoldCo Notes”) in a private placement. Interest is payable at the option of PAHC Holdings in cash or pay-in-kind HoldCo Notes. The Company is not obligated for the HoldCo Notes. The Company’s ability to make payments to PAHC Holdings is subject to the terms of the Company’s Senior Secured Notes, its Senior Subordinated Notes, and its domestic senior credit facility, and to applicable law.
     The proceeds from the sale of the HoldCo Notes, upon release from escrow, will be used, directly or indirectly, to redeem the Company’s Series C Preferred Stock either by PAHC Holdings (i) making a capital contribution to the Company to contemporaneously finance the redemption of the Company’s Series C Preferred Stock, or (ii) purchasing a new series of the Company’s preferred stock, referred to as Series D Preferred Stock, that may be issued by the Company to finance the redemption of the Company’s Series C Preferred Stock. It is contemplated that such redemption will occur on or before February 28, 2005. On March 1, 2005, the applicable percentage for determining the equity value component of the redemption price increases, as currently provided in the Company’s certificate of incorporation, from 18% to 22%. If on March 1, 2005, the Company has not redeemed its Series C Preferred Stock from escrow, PAHC Holdings will be required to redeem the HoldCo Notes, primarily with the proceeds of the HoldCo Notes placed in escrow.
     PAHC Holdings was formed by the holders of all of the Company’s capital stock, other than the holders of Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged fifty percent (50%) of his shares of Class A Common Stock, for the same number and class of shares of PAHC Holdings, having the same designations, relative rights, privileges and limitations as the Company’s shares of such class (except to the extent that PAHC Holdings is a Delaware corporation and the Company is a New York corporation).
     The HoldCo Notes are to be secured by all of PAHC Holdings’ assets (now consisting solely of the Company’s capital stock and, until disbursed, the proceeds of the HoldCo Notes in escrow). Currently, such pledge covers all of the Company’s Series A Preferred Stock and Class B Common Stock, the Company’s non-voting classes of stock. In connection with the release of the proceeds of the HoldCo Notes from escrow and following the redemption of the Company’s Series C Preferred Stock, Mr. Bendheim will contribute to PAHC Holdings the balance of the Company’s outstanding Class A Common Stock, and all of the Company’s outstanding Class A Common Stock, the Company’s voting stock, will be pledged as security for the HoldCo Notes.
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
SUMMARY CONSOLIDATED RESULTS OF CONTINUING OPERATIONS

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003
	(THOUSANDS)		(THOUSANDS)
Net sales	$93,060	$92,540	$181,335	$177,490

Gross profit	13,869	22,549	36,491	43,709

Selling, general and administrative	17,759	16,824	34,353	32,609

Operating income	(3,890)	5,725	2,138	11,100

Interest expense, net	5,356	4,717	10,577	8,408

Other expense (income), net	(791)	127	(767)	(458)

Net (gain) on extinguishment of debt	—	(23,226)	—	(23,226)

Provision (benefit) for income taxes	(884)	2,880	40	3,663

Income from continuing operations	$(7,571)	$21,227	$(7,712)	$22,713
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
     Net Sales of $93.1 million increased $0.5 million, or 1%. Animal Health and Nutrition sales of $70.7 million grew $2.0 million, or 3%, due to volume increases offset in part by lower average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals, Distribution and All Other segments) sales of $22.4 million decreased $1.5 million. Excluding The Prince Manufacturing Company (“PMC”), which was divested effective December 26, 2003, Specialty Chemical Group sales increased by $3.9 million due to volume increases in Industrial Chemicals and All Other segments. The Specialty Chemical Group included PMC sales of $5.4 million for the 2003 quarter.
     Gross Profit of $13.9 million decreased $8.7 million to 14.9% of net sales. The Belgium Plant Transactions increased costs by $9.5 million for the current quarter. Excluding this charge, Animal Health and Nutrition gross profit increased due to higher unit volumes and lower unit costs offset in part by lower average selling prices. The Specialty Chemical Group also contributed to the improvement due to expanded sales of the Company’s new copper-based wood treatment product. The Specialty Chemical Group included PMC gross profit of $1.7 million for the 2003 quarter.
     Selling, General and Administrative Expenses of $17.8 million increased $0.9 million. Expenses in the operating segments, excluding PMC, increased over the prior year due to higher research and development costs associated with registration trials, unfavorable foreign exchange rates, costs associated with the relocation of the Company’s corporate office, higher depreciation and amortization charges and severance costs. Corporate expenses decreased due to the elimination of the Palladium management fee of $0.6 million in 2003 and income of $0.3 million from the PMC advisory fee. In addition, the Company recognized additional gains of $0.4 million from the previous sale of its etchant business. PMC expenses were $0.6 million for the 2003 quarter.
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
     Gross Profit of $36.5 million decreased $7.2 million to 20.1% of net sales. The Belgium Plant Transactions increased costs by $9.5 million for the current period. Excluding this charge, Animal Health and Nutrition gross profit increased due to higher unit volumes and lower unit costs offset in part by lower average selling prices. The Specialty Chemical Group also contributed to the improvement due to expanded sales of the Company’s new copper-based wood treatment product and higher unit volumes in its Distribution and All Other businesses. The Specialty Chemical Group included PMC gross profit of $3.6 million for the 2003 period.
     Selling, General and Administrative Expenses of $34.4 million increased $1.7 million. Expenses in the operating segments, excluding PMC, increased over the prior year due to higher research and development costs associated with registration trials, unfavorable foreign exchange rates, costs associated with the relocation of the Company’s corporate office, higher depreciation and amortization charges and severance costs. Corporate expenses decreased due to the elimination of the Palladium management fee of $1.1 million in 2003 and income of $0.5 million from the PMC advisory fee. In addition, the Company recognized additional gains of $0.7 million from the previous sale of its etchant business. PMC expenses were $1.3 million for the 2003 period.
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

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003
	(THOUSANDS)		(THOUSANDS)
NET SALES

Animal Health & Nutrition	$70,708	$68,687	$136,514	$128,528

Industrial Chemicals — ex PMC	7,686	6,244	16,079	12,543

Industrial Chemicals — PMC	—	5,435	—	11,118

Distribution	8,104	7,656	15,765	15,595

All other	6,562	4,518	12,977	9,706

	93,060	92,540	$181,335	$177,490

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003
	(THOUSANDS)		(THOUSANDS)
OPERATING INCOME
Animal Health & Nutrition	$(1,520)	$7,655	$6,295	$14,555

Industrial Chemicals — ex PMC	655	(287)	1,428	(678)

Industrial Chemicals — PMC	—	1,065	—	2,278

Distribution	796	692	1,660	1,533

All other	455	657	1,160	1,326

Corporate expenses and adjustments	(4,276)	(4,057)	(8,405)	(7,914)

	$(3,890)	$5,725	$2,138	$11,100

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

	THREE MONTHS ENDED DECEMBER 31, 2003
	MRT	LACORNUBIA	TOTAL
Net Sales	$—	$3,503	$3,503

Operating Loss	$—	$(108)	$(108)

Interest Expense, net	—	26	26

Other Expense (Income), net	—	(193)	(193)

Provision (benefit) for income tax	—	—	—

Net Income (loss) from discontinued operations	$—	$59	$59

Depreciation and Amortization	$—	$101	$101

	SIX MONTHS ENDED DECEMBER 31, 2003
	MRT	LACORNUBIA	TOTAL
Net Sales	$3,327	$5,723	$9,050

Operating Loss	$(124)	$(480)	$(604)

Interest Expense, net	—	42	42

Other Expense (Income), net	—	(243)	(243)

Provision (benefit) for income tax	—	—	—

Net Income (loss) from discontinued operations	$(124)	$(279)	$(403)

Depreciation and Amortization	$—	$201	$201

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
     Net Cash Provided (Used) by Investing Activities. Net cash provided (used) by investing activities for the six months ended December 31, 2004 and 2003 was ($3.6) million and $12.1 million, respectively. Capital expenditures of $3.7 million and $2.3 million for 2004 and 2003, respectively, were for new product capacity, for maintaining the Company’s existing asset base and for environmental, health and safety projects. Discontinued operations, primarily from the sale of MRT, provided funds of $14.4 million in 2003.
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
     The Company anticipates spending approximately $8.0 million for capital expenditures in fiscal 2005, primarily to cover the Company’s asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.
     Liquidity. At December 31, 2004 the amount of credit extended under the Company’s domestic senior credit facility totaled $0.3 million under the working capital facility and $9.8 million under the letter of credit facility, and the Company had $17.2 million available under the working capital facility. In addition, certain of the Company’s foreign subsidiaries also had availability totaling $3.9 million under their respective loan agreements.
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
     The Company’s contractual obligations (in millions) at December 31, 2004 mature as follows:

	YEARS
	WITHIN 1	OVER 1 TO 3	OVER 3 TO 5	OVER 5	TOTAL
Loans payable to banks	$0.3	$—	$—	$—	$0.3
Long-term debt (including current portion)	4.1	129.8	48.8	—	182.7
Interest payments	22.3	44.9	2.4	—	69.6
Lease commitments	1.4	2.7	2.0	2.0	8.1
Acquisition of rights	0.5	0.7	0.2	—	1.4

Total contractual obligations	$28.6	$178.1	$53.4	$2.0	$262.1

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
     See also the discussion under “Risks, Uncertainties and Liquidity” in Note 2 of our Condensed Consolidated Financial Statements included in this Report.
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

SIGNATURES
     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPO RT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

PHIBRO ANIMAL HEALTH CORPORATION.

Date: May 15, 2006	By: /s/ JACK C. BENDHEIM
JACK C. BENDHEIM
CHAIRMAN OF THE BOARD

Date: May 15, 2006	By: /s/ GERALD K. CARLSON

GERALD K. CARLSON
CHIEF EXECUTIVE OFFICER

Date: May 15, 2006	By: /s/ RICHARD G. JOHNSON

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