Form 10-Q
period 2014-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2014-05-13
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
☐
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_____
Commission File Number: 001-36410

Phibro Animal Health Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-1840497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Glenpointe Centre East, 3rd Floor 300 Frank W. Burr Boulevard, Suite 21 Teaneck, New Jersey (Address of Principal Executive Offices)	07666-6712 (Zip Code)

(201) 329-7300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 13, 2014, there were 17,442,953 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 21,348,600 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
For the Periods Ended March 31	2014	2013	2014	2013
	(unaudited) (in thousands, except per share amounts)
Net sales	$173,267	$162,685	$508,237	$488,950
Cost of goods sold	120,425	116,929	354,727	358,142
Gross profit	52,842	45,756	153,510	130,808
Selling, general and administrative expenses	35,520	31,295	102,773	88,982
Operating income	17,322	14,461	50,737	41,826
Interest expense	7,805	7,801	23,362	23,516
Interest expense, shareholders	1,005	1,100	3,014	3,247
Interest (income)	(66)	(26)	(178)	(108)
Foreign currency (gains) losses, net	275	838	2,088	1,132
Other (income) expense, net	—	482	—	528
Income before income taxes	8,303	4,266	22,451	13,511
Provision (benefit) for income taxes	1,933	86	7,936	(5,401)
Net income	$6,370	$4,180	$14,515	$18,912
Net income per share – basic and diluted(1)	$0.21	$0.14	$0.48	$0.62
Weighted average number of shares (1):
basic	30,458	30,458	30,458	30,458
diluted	30,657	30,458	30,525	30,458
Dividends per share(2)	$0.3628	$—	$0.3628	$0.0435
Weighted average number of shares (2)	68,910	68,910	68,910	68,910

(1)    after 0.442-for-1 split
(2)    before 0.442-for-1 split
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
For the Periods Ended March 31	2014	2013	2014	2013
	(unaudited) (in thousands)
Net income	$6,370	$4,180	$14,515	$18,912
Other comprehensive income (loss):
Fair value of derivative instruments	572	274	709	692
Foreign currency translation adjustment	2,373	700	(762)	232
Unrecognized net pension gains (losses)	249	435	678	1,054
Tax (provision) benefit on other comprehensive income (loss)	221	(287)	—	(681)
Other comprehensive income	3,415	1,122	625	1,297
Comprehensive income	$9,785	$5,302	$15,140	$20,209

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of	March 31, 2014	June 30, 2013
	(unaudited) (in thousands)
ASSETS
Cash and cash equivalents	$10,979	$27,369
Accounts receivable, net	107,705	99,137
Inventories	142,804	140,032
Prepaid expenses and other current assets	31,159	29,848
Total current assets	292,647	296,386
Property, plant and equipment, net	107,211	104,422
Intangibles, net	31,412	35,155
Other assets	42,007	38,179
Total assets	$473,277	$474,142
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion of long-term debt	$72	$64
Accounts payable	60,752	57,902
Accrued expenses and other current liabilities	54,513	57,438
Total current liabilities	115,337	115,404
Domestic senior credit facility	42,500	34,000
Long-term debt	297,933	297,666
Long-term debt, shareholders	33,961	33,874
Other liabilities	62,271	62,136
Total liabilities	552,002	543,080
Commitments and contingencies (Note 10)
Common stock, par value $0.0001, 200,000,000 shares authorized; 68,910,000 shares issued and outstanding	7	7
Preferred stock, par value $1.00, 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	18,021	42,948
Accumulated deficit	(79,606)	(94,121)
Accumulated other comprehensive income (loss)	(17,147)	(17,772)
Total stockholders’ deficit	(78,725)	(68,938)
Total liabilities and stockholders’ deficit	$473,277	$474,142

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
For the Periods Ended March 31	2014	2013
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$14,515	$18,912
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15,615	14,277
Amortization of deferred financing costs	798	1,066
Amortization of imputed interest and debt discount	384	336
Deferred income taxes	661	(8,870)
Foreign currency (gains) losses, net	1,550	518
Other	(374)	(1,280)
Changes in operating assets and liabilities:
Accounts receivable	(8,769)	3,179
Inventories	(3,802)	(20,360)
Prepaid expenses and other current assets	(1,168)	(4,633)
Other assets	(1,420)	(535)
Accounts payable	2,752	(5,506)
Accrued expenses and other liabilities	(4,112)	(5,549)
Net cash provided (used) by operating activities	16,630	(8,445)
INVESTING ACTIVITIES
Capital expenditures	(14,248)	(14,203)
Business acquisition	—	(18,692)
Sales of assets	110	1,116
Net cash provided (used) by investing activities	(14,138)	(31,779)
FINANCING ACTIVITIES
Borrowings under the domestic senior credit facility	145,000	60,000
Repayments of the domestic senior credit facility	(136,500)	(37,000)
Payments of long-term debt, capital leases and other	(2,040)	(5,174)
Dividend paid to common shareholders	(25,000)	(3,000)
Net cash provided (used) by financing activities	(18,540)	14,826
Effect of exchange rate changes on cash	(342)	(228)
Net increase (decrease) in cash and cash equivalents	(16,390)	(25,626)
Cash and cash equivalents at beginning of period	27,369	53,900
Cash and cash equivalents at end of period	$10,979	$28,274
Supplemental cash flow information
Interest paid	$32,088	$32,295
Income taxes paid, net	4,923	6,168
Non-cash investing and financing activities
Capital improvements	1,315	—
Business acquisition	—	4,550
Capital lease additions	29	103

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited) (in thousands)
As of June 30, 2013	$7	$—	$42,948	$(94,121)	$(17,772)	$(68,938)
Comprehensive income:
Net income				14,515		14,515
Other comprehensive income (loss):
Fair value of derivative instruments					709	709
Foreign currency translation adjustment					(762)	(762)
Unrecognized net pension gains (losses)					678	678
Comprehensive income						15,140
Dividends paid to common stockholders			(25,000)			(25,000)
Compensation expense related to share-based compensation plans			73			73
As of March 31, 2014	$7	$—	18,021	$(79,606)	$(17,147)	$(78,725)

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
1.
  General
Phibro Animal Health Corporation (“PAHC” or “Phibro”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and nutrition products to the poultry, swine, cattle, dairy, aquaculture and ethanol markets. The Company is also a manufacturer and marketer of performance products for use in the personal care, automotive, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “the Company” and similar expressions refer to PAHC and its subsidiaries.
The unaudited consolidated financial information for the three and nine months ended March 31, 2014 and 2013 is presented on the same basis as the financial statements included in the Company’s registration statement on Form S-1, as amended (File No. 333-194467), which was declared effective on April 10, 2014 (the “Registration Statement”). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2013 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration Statement.
The consolidated financial statements include the accounts of PAHC and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Certain reclassifications have been made to prior year amounts to conform to current year presentation.
Use of Estimates
Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates include reserves for bad debts, inventory obsolescence, depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. We regularly evaluate our estimates and assumptions using historical experience and other factors. Our estimates are based on complex judgments, probabilities and assumptions that we believe to be reasonable.
2.
  Summary of New Accounting Standards and Significant Accounting Policies
The Company has elected to adopt new accounting standards within the specified effective date established for public companies, where applicable, as opposed to a deferred effective date allowed for emerging growth companies.
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance clarifies when it is appropriate for an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. The guidance should be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is also permitted. The Company has elected to early adopt the provisions of this pronouncement, and it did not have a material impact on our consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financials (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. Under the new guidance, a disposal of a component of an entity or group of components of an entity that represents a strategic shift that has, or will have, a major effect on operations and financial results is a discontinued operation when any of the following occurs: (i) it meets the criteria to be classified as held for sale, (ii) it is disposed of by sale, or (iii) it is disposed of other than by sale. Also, a business that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations, as well as disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all businesses that, on acquisition, are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. As this guidance relates to presentation and disclosure, the adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.
Our significant accounting policies are described in the notes to the consolidated financial statements included in the Registration Statement. As of March 31, 2014, there have been no material changes to any of the significant accounting policies contained therein.
3.
  Subsequent Event
Initial Public Offering
On April 16, 2014, we completed our initial public offering (“IPO”) of 8,333,333 shares of Class A common stock at a price to the public of $15.00 per share. The proceeds to us from this offering were approximately $114,229, after deducting underwriting discounts of approximately $8,438 and offering expenses payable by us of approximately $2,333 (after giving effect to the reimbursement of certain expenses by the underwriters).
Immediately following the consummation of the IPO, there were 38,791,553 total shares outstanding, consisting of 17,442,953 outstanding shares of Class A common stock and 21,348,600 outstanding shares of Class B common stock, after giving effect to the 0.442-for-1 stock split and reclassification of our common stock which took place immediately prior to the completion of the IPO. The shares of Class B common stock have economic rights identical to the shares of Class A common stock and entitle the holders to 10 votes per share on all matters to be voted on by stockholders generally.
Issuance of 2014 Revolving Credit Facility and Term B Loan
On April 16, 2014, Phibro, together with certain of its subsidiaries acting as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Collateral Agent and L/C Issuer and each lender from time to time party thereto (the “Lenders”). Under the Credit Agreement, the Lenders agreed to extend credit to the Company in the form of (i) Term B loan in an aggregate principal amount equal to $290,000 (the “Term B Loan”) and (ii) revolving credit facility in an aggregate principal amount of $100,000 (the “Revolving Credit Facility,” and together with the Term B Loan, the “Credit Facilities”). The Revolving Credit Facility contains a letter of credit facility.
Borrowings under the Revolving Credit Facility bear interest at rates based on the ratio of the Company and its subsidiaries’ net consolidated first lien indebtedness to the Company and its subsidiaries’ consolidated EBITDA for applicable periods specified in the Credit Facilities (the “First Lien Net Leverage

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ratio”). The interest rate per annum applicable to the loans under the Credit Facilities will be based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either (1) a base rate determined by reference to the highest of (a) the rate as publicly announced from time to time by Bank of America as its “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%, or (2) a Eurocurrency rate determined by reference to LIBOR with a term as selected by the Company, of one day or one, two, three or six months (or twelve months or any shorter amount of time if consented to by all of the lenders under the applicable loan). The Revolving Credit Facility has applicable rates equal to 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR loans, and the Term B Loan has applicable margins equal to 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR loans. Interest on the Term B Loan will be subject to a floor of 1.00% in the case of LIBOR loans.
The maturity dates of the Revolving Credit Facility and the Term B Loan are April 15, 2019 and April 15, 2021, respectively. We issued the Term B Loan at 99.75% of par value, with proceeds of $284,740, after deducting $5,260 of original issue discount and costs related to the issuance of these facilities.
Retirement of 9.25% Senior Notes, Mayflower Term Loan, BFI Term Loan and Domestic Senior Credit Facility
On April 16, 2014, we retired $24,000 of term loan payable to Mayflower due December 31, 2016, $10,000 of term loan payable to BFI due August 1, 2014 and outstanding borrowings under our domestic senior credit facility.
On April 16, 2014, we called for redemption on May 16, 2014 of $300,000 of 9.25% senior notes due July 1, 2018 (the “Senior Notes”), and deposited the necessary funds with the trustee for payment of the principal, accrued interest and redemption premium.
Effect of the Transaction
As a result of the retirement of our prior indebtedness, our consolidated statement of operations for the quarter and year ended June 30, 2014 will include a loss on extinguishment of debt as follows:

Redemption premium	$17,184
Write-off of original issue discount related to retired Senior Notes and BFI	2,123
Write-off of capitalized debt issuance costs related to retired Senior Notes, Mayflower term loan, BFI term loan and cancelled domestic senior credit facility and other items	4,391
Loss on extinguishment of debt	$23,698

Net Income per Share and Weighted Average Shares
For purposes of calculating net income per share, we have adjusted the weighted average number of shares for the 0.442-for-1 stock split. For purposes of calculating diluted net income per share, we have assumed a market value of $15.00 per share.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2014	2013	2014	2013
Net income	$6,370	$4,180	$14,515	$18,912
Weighted average number of shares – basic	30,458	30,458	30,458	30,458
Dilutive effect of stock options	158	—	53	—
Dilutive effect of BFI warrant	41	—	14	—
Weighted average number of shares – diluted	30,657	30,458	30,525	30,458
Net income per share:
basic	$0.21	$0.14	$0.48	$0.62
diluted	$0.21	$0.14	$0.48	$0.62

For the three and nine month periods ended March 31, 2014, there were no shares excluded from the calculation of diluted net income per share. For the three and nine month periods ended March 31, 2013, the stock options and warrants to purchase 2,519 shares of common stock had an exercise price greater than the market price and were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and warrants calculated under the treasury stock method would be anti-dilutive.
4.
  Revision to Prior Period Consolidated Financial Statements
We previously identified errors that should have been recorded in prior period consolidated financial statements. The errors included differences in reconciliations, differences in accruals, reserves and cut-off estimates, income tax provision calculations and various other items. We assessed the materiality of the items and concluded the items were not material individually or in the aggregate to prior annual or interim periods presented in our interim consolidated financial statements. However, we have elected to revise in this report the prior period comparative amounts.
During the quarter ended December 31, 2013, we identified and corrected errors that originated in prior periods. The error corrections increased income before income taxes by $358 in the current year. We have assessed the effects of the corrections and have concluded the items were not material, either individually or in aggregate, to our current year results of operations or any other prior period consolidated financial statements.
5.
  Statements of Operations—Additional Information

	Three Months		Nine Months
For the Periods Ended March 31	2014	2013	2014	2013
Depreciation and amortization
Depreciation of property, plant and equipment	$3,920	$3,780	$11,878	$11,280
Amortization of intangible assets	1,202	1,179	3,737	2,997
	$5,122	$4,959	$15,615	$14,277

6.
  Balance Sheets—Additional Information

As of	March 31, 2014	June 30, 2013
Inventories
Raw materials	$36,337	$35,702
Work-in-process	7,605	7,541
Finished goods	98,862	96,789
	$142,804	$140,032

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	March 31, 2014	June 30, 2013
Goodwill roll-forward
Balance at beginning of period	$12,613	$1,717
OGR acquisition	—	10,896
Balance at end of period	$12,613	$12,613
Accrued expenses and other current liabilities
Employee related	$21,590	$17,823
Interest	6,937	13,875
Commissions and rebates	3,060	3,196
Insurance related	1,477	1,286
Professional fees	3,670	4,064
Other accrued liabilities	17,779	17,194
	$54,513	$57,438
Accumulated other comprehensive income (loss)
Derivative instruments	$70	$(639)
Currency translation adjustment	(3,281)	(2,519)
Unrecognized net pension gains (losses)	(11,562)	(12,240)
Tax (provision) benefit on other comprehensive income (loss)	(2,374)	(2,374)
	$(17,147)	$(17,772)

7.
  Acquisition
On December 20, 2012, Prince Agri Products, Inc. (“Prince Agri”), a subsidiary of Phibro, acquired 100% of the membership interests of OmniGen Research, LLC (“OGR”). This transaction gives the Company all rights to OmniGen-AF® patents and related intellectual property and ownership of certain property, plant and equipment. OmniGen-AF® is a proprietary nutritional specialty product that helps maintain a dairy cow’s healthy immune system. Prior to the transaction, Prince Agri had been the exclusive manufacturer and marketer of OmniGen-AF® for 9 years, under a licensing arrangement with OGR.
OGR’s only revenues were the royalties paid by Prince Agri. The unaudited pro forma consolidated results of operations, as if such acquisition had occurred at the beginning of the nine month period ended March 31, 2013 are shown below. Pro forma adjustments included the elimination of royalty expense previously included in cost of sales and the addition of operating expenses related to the acquired research and development activities.

For the Period Ended March 31, 2013	Nine Months
Net sales	$488,950
Operating income	42,949
Net income	20,010
Net income per share – basic and diluted	0.66
Depreciation and amortization	15,131

8.
  Debt
In April 2014, we repaid the domestic senior credit facility and all long term debt, except for capital lease obligations, as described in Subsequent Event.
Domestic Senior Credit Facility
As of March 31, 2014, we had outstanding borrowings of $42,500 and outstanding letters of credit and other commitments of $17,128, leaving $40,372 available for borrowings and letters of credit under the domestic senior credit facility. Interest rate elections under the domestic senior credit facility were

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dependent on the senior secured funded debt to EBITDA ratio. For a ratio that is less than 1.25:1, the interest rates were LIBOR plus 2.50% or Prime Rate plus 1.50%. For a ratio that is greater than or equal to 1.25:1, the interest rates were LIBOR plus 2.75% or Prime Rate plus 1.75%. The applicable rates of interest on the outstanding borrowings were 2.65% and 2.69% at March 31, 2014 and June 30, 2013, respectively.
The domestic senior credit facility required, among other things, the maintenance of a minimum level of consolidated Adjusted EBITDA, a minimum fixed charge coverage ratio and a maximum senior secured leverage ratio, each calculated on a trailing four quarter basis, and contained an acceleration clause should an event of default (as defined in the agreement) occur. The required minimum level of consolidated Adjusted EBITDA was $58,000; $65,000; $66,000; $75,000; and $78,000 for measurement periods ending on or after September 30, 2013, 2014, 2015, 2016 and 2017, respectively. As of March 31, 2014, we were in compliance with the financial covenants of the domestic senior credit facility.
Long-Term Debt

As of	March 31, 2014	June 30, 2013
9.25% senior notes due July 1, 2018	$300,000	$300,000
Term loan payable to Mayflower due December 31, 2016	24,000	24,000
Term loan payable to BFI due August 1, 2014	10,000	10,000
Capitalized lease obligations	110	132
	334,110	334,132
Unamortized imputed interest and debt discount	(2,144)	(2,528)
	331,966	331,604
Less: current maturities	(72)	(64)
	$331,894	$331,540

9.
  Employee Benefit Plans
The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees who were employed on or prior to December 31, 2013 and who meet certain requirements of age, length of service and hours worked per year.
Net periodic pension expense was:

	Three Months		Nine Months
For the Periods Ended March 31	2014	2013	2014	2013
Service cost – benefits earned during the period	$535	$768	$1,843	$2,046
Interest cost on benefit obligation	532	537	1,750	1,543
Expected return on plan assets	(476)	(500)	(1,751)	(1,602)
Amortization of net actuarial (gain) loss and prior service costs	249	436	678	1,054
Net periodic pension expense	$840	$1,241	$2,520	$3,041

10.
  Commitments and Contingencies
Environmental
Our operations and properties are subject to extensive federal, state, local and foreign laws and regulations, including those governing pollution; protection of the environment; the use, management, and release of hazardous materials, substances and wastes; air emissions; greenhouse gas emissions; water use, supply and discharges; the investigation and remediation of contamination; the manufacture, distribution, and sale of regulated materials, including pesticides; the importing, exporting and transportation of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products; and the health and safety of our employees (collectively, “Environmental Laws”). As such, the nature of our current and former operations exposes us to the risk of claims with respect to such matters, including fines, penalties, and remediation obligations that may be imposed by regulatory authorities. Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Known costs and expenses under Environmental Laws incidental to ongoing operations, including the cost of litigation proceedings relating to environmental matters, are generally included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws or to investigate or remediate potential or actual contamination and from time to time we establish reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred are difficult to predict.
While we believe that our operations are currently in material compliance with Environmental Laws, we have, from time to time, received notices of violation from governmental authorities, and have been involved in civil or criminal action for such violations. Additionally, at various sites, our subsidiaries are engaged in continuing investigation, remediation and/or monitoring efforts to address contamination associated with historic operations of the sites. We devote considerable resources to complying with Environmental Laws and managing environmental liabilities. We have developed programs to identify requirements under, and maintain compliance with Environmental Laws; however, we cannot predict with certainty the impact of increased and more stringent regulation on our operations, future capital expenditure requirements, or the cost of compliance.
The nature of our current and former operations exposes us to the risk of claims with respect to environmental matters and we cannot assure we will not incur material costs and liabilities in connection with such claims. Based upon our experience to date, we believe that the future cost of compliance with existing Environmental Laws, and liabilities for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.
C.P. Chemicals, Inc. (“CP”), a subsidiary of PAHC, PAHC and other defendants have reached a phased settlement with Chevron U.S.A. Inc. (“Chevron”), and a Settlement Agreement and Consent Order (the “Consent Order”) has been filed and entered by the United States District Court for the District of New Jersey (the “Court”), resolving a 1997 complaint filed by Chevron. The complaint alleged that the operations of CP at its Sewaren, New Jersey plant affected adjoining property owned by Chevron and that PAHC, the parent of CP, was also responsible to Chevron. Pursuant to the Consent Order, CP, PAHC and co-defendant Legacy Vulcan Corp. (“Vulcan”), through an entity known as North Field Extension, LLC (“NFE”), have acquired a portion of the Chevron property, and NFE will proceed with any required investigation and remediation of the acquired property and has also assumed responsibility for certain types of environmental conditions (if they exist) on the portion of the property retained by Chevron. CP/PAHC and Vulcan will each be responsible for 50% of the investigation and remediation costs, which are to be paid by CP/PAHC directly or through NFE. Another defendant has also made a contribution toward the remediation costs to be incurred by NFE in the amount of $175. Chevron retained responsibility for further investigation and remediation of certain identified environmental conditions on the portion of the property retained by it, as well as in one area of the property acquired by NFE. We believe that insurance recoveries will be available to offset some of those costs.
The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility operated by our subsidiary Phibro-Tech, Inc. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a nearby property owner has filed a complaint in the Superior Court of the State of California against many of the PRPs associated with the groundwater plume affected by the Omega Chemical Site for alleged contamination of groundwater underneath its property. Due to the ongoing nature of the EPA’s investigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for complying with the NFE Consent Order and for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $7,265 and $8,292 at March 31, 2014 and June 30, 2013, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
Claims and Litigation
Certain customers have claimed damages to their poultry resulting from the use of one of our animal health products. We believe we are entitled to coverage for the claimed damages under our insurance policies, above any applicable self-insured retention or deductible. Our insurance carrier thus far has refused to cover the damages claimed and has denied coverage. We have taken actions to enforce our rights under the policies and believe we are likely to prevail. We have accrued a $5,600 liability for the claims presented by our customers and have recorded a $5,350 asset for recovery under these insurance policies. Our judgment that we will be successful in obtaining coverage under our insurance policies for the customers’ claims is based on the policy language and relevant case law precedents.
PAHC and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities, payment disputes and governmental regulation. Certain of these actions seek damages in various amounts. In many cases, such claims are covered by insurance. We believe that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, cash flows or liquidity.
11.
  Income Taxes
The tax provision is comprised primarily of income taxes relating to profitable foreign jurisdictions and certain withholding taxes, and the Company continues to maintain a full valuation allowance against its net domestic deferred taxes. The tax provision for the three and nine month periods ended March 31, 2014 included benefits of $1,593 and $2,891, respectively, from the recognition of certain previously unrecognized tax benefits. The tax benefit for the nine month period ended March 31, 2013 included a benefit of $8,734, resulting from a reversal of a portion of our previously established deferred tax valuation allowance. The reversal was required to offset deferred tax liabilities established as part of the acquisition of OGR and its intangible assets, and changes in other comprehensive income.
Historically, the Company intended to indefinitely reinvest foreign earnings outside of the United States. During fiscal 2014 the Company reviewed the ongoing cash needs of its foreign subsidiaries and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that $25,000 was not needed for reinvestment in our Israel subsidiaries and could be remitted to the United States. Based on this review, the indefinite reinvestment assertion was changed solely with respect to these earnings, and $3,161 of foreign withholding taxes were recorded. The $25,000 was remitted to the parent company in the form of a dividend in the third quarter. All remaining undistributed earnings of foreign subsidiaries are expected to be permanently reinvested as they are required to fund needs outside the United States. Provision has not been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries, which continue to be permanently reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated.
Our Israel subsidiaries have been under examination for fiscal years 2009 through 2012. In April 2014, certain of these subsidiaries reached a settlement to pay additional income taxes totaling approximately $2,900. We expect the remaining open examinations to conclude within the next twelve months, the impact of which is not expected to be significant to our consolidated financial statements. As a result of the settlement, we expect our consolidated statement of operations for the quarter and year ended June 30, 2014 will include approximately $600 of certain previously unrecognized tax benefits.
12.
  Derivatives
The fair value of these derivative instruments is determined based upon pricing models using observable market inputs for these types of financial instruments (level 2 inputs per ASC 820).
At March 31, 2014, significant outstanding derivatives employed to manage market risk and designated as cash flow hedges were as follows:

Instrument	Hedge	Notional Amount at March 31, 2014	Fair value as of
			March 31, 2014	June 30, 2013
Options	Brazilian Real calls	R$96,000	$334	$365
Options	Brazilian Real puts	(R$96,000)	$(264)	$(1,004)

The unrecognized gains (losses) at March 31, 2014 are unrealized and will fluctuate depending on future exchange rates until the underlying contracts mature. Of the $70 of unrecognized gains (losses) on derivative instruments included in accumulated other comprehensive income (loss) at March 31, 2014, the Company anticipates approximately $6 of the current fair value would be recorded in earnings within the next twelve months. The Company recognizes gains (losses) on derivative instruments as a component of cost of goods sold when the hedged item is sold. The Company hedges forecasted transactions for periods not exceeding the next twenty-four months.
13.
  Fair Value Measurements
In assessing the fair value of financial instruments at March 31, 2014, the Company has used a variety of methods and assumptions which were based on estimates of market conditions and risks existing at the time.
Current Assets and Liabilities
The carrying amounts of cash and cash equivalents, trade receivables, trade payables and short-term debt are considered to be representative of their fair value because of the current nature of these investments.
Long Term Debt
The fair values of the Senior Notes are estimated based on quoted broker prices (level 2 inputs per ASC 820) and the fair values of the term loans are estimated based on quoted yields for the Senior Notes which are similar in structure, maturity and interest rate (level 2 inputs per ASC 820).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	March 31, 2014	June 30, 2013
Carrying values
9.25% senior notes due July 1, 2018	$300,000	$300,000
Less unamortized original issue discount	(2,105)	(2,402)
	297,895	297,598

Term loan payable to Mayflower due December 31, 2016	24,000	24,000
Term loan payable to BFI due August 1, 2014	10,000	10,000
Less unamortized discount	(39)	(126)
	9,961	9,874
Fair values
9.25% senior notes due July 1, 2018	$318,000	$322,500
Term loan payable to Mayflower due December 31, 2016	27,701	26,968
Term loan payable to BFI due August 1, 2014	10,293	10,644

14.
  Business Segments
The Animal Health segment manufactures and markets products for the poultry, swine, cattle, dairy, aquaculture and ethanol markets. The business includes net sales of medicated feed additives and other related products, nutritional specialty products and vaccines. The Mineral Nutrition segment manufactures and markets trace minerals for the cattle, swine, poultry and pet food markets. The Performance Products segment manufactures and markets a variety of products for use in the personal care, automotive, industrial chemical and chemical catalyst industries.
We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to these segments. We do not allocate such items to the principal segments because they are not used to evaluate their operating results or financial position. Corporate costs include the departmental operating costs of the Board of Directors, the Chairman and President, the Chief Executive Officer, the Chief Financial Officer, the General Counsel, the Senior Vice President of Human Resources, the Chief Information Officer and the Business Development function. Costs include the executives and their staffs and include compensation and benefits, outside services, professional fees and office space. Assets include certain cash and cash equivalents, debt issue costs and certain other assets.
We evaluate performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, and (c) certain items that we consider to be unusual or non-recurring. We define EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization.
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in the Registration Statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2014	2013	2014	2013
Net sales
Animal Health	$107,808	$93,883	$316,945	$284,247
Mineral Nutrition	49,901	51,757	146,720	154,441
Performance Products	15,558	17,045	44,572	50,262
	$173,267	$162,685	$508,237	$488,950
Adjusted EBITDA
Animal Health	$25,505	$20,334	$74,134	$59,953
Mineral Nutrition	2,807	3,439	8,145	9,304
Performance Products	906	1,577	3,105	4,548
Corporate	(6,774)	(5,930)	(19,032)	(17,702)
	$22,444	$19,420	$66,352	$56,103
Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$22,444	$19,420	$66,352	$56,103
Depreciation and amortization	(5,122)	(4,959)	(15,615)	(14,277)
Interest expense, net	(8,744)	(8,875)	(26,198)	(26,655)
Foreign currency (gains) losses, net	(275)	(838)	(2,088)	(1,132)
Other (income) expense, net	—	(482)	—	(528)
Income before income taxes	$8,303	$4,266	$22,451	$13,511

As of	March 31, 2014	June 30, 2013
Identifiable assets
Animal Health	$357,104	$354,422
Mineral Nutrition	58,910	62,933
Performance Products	23,500	21,710
Corporate	33,763	35,077
	$473,277	$474,142

All goodwill is included in the Animal Health segment.
During our fiscal quarter ended December 31, 2013, we reorganized our reportable segments for financial reporting to better align them with how we currently review operating results for purposes of allocating resources and managing performance. We created two new reportable segments, the Animal Health segment and the Mineral Nutrition segment, and eliminated the Animal Health & Nutrition (AH&N) segment. The Animal Heath segment consists of the business units within the former AH&N segment, excluding the Mineral Nutrition business unit, which is now a separate reportable segment. In accordance with ASC No. 280, “Segment Reporting” (“ASC 280”), we have reclassified all amounts to conform to our new reportable segment presentation.

Item 2.
  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this document.
Overview
Phibro Animal Health Corporation is one of the leading animal health companies in the world and is dedicated to helping meet the growing demand for animal protein. We are a global diversified animal health and mineral nutrition company. For nearly 40 years we have been committed to providing livestock producers with value-based products and solutions to help them maintain and enhance the health and productivity of their animals. We sell more than 1,100 product presentations in over 65 countries to approximately 2,850 customers. We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries.
Initial Public Offering and Refinancing
See “Notes to the Consolidated Financial Statements—Subsequent Event” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for details on the initial public offering (the “IPO”) and refinancing.
Sources and Uses of Proceeds
The following table summarizes the estimated sources and uses of proceeds in connection with the sale of Class A common stock in the IPO, entry into the Revolving Credit Facility and Term B Loan and retirement of our previous indebtedness:

Amount
(in millions)
Sources
Term B Loan	$290.0
Class A common stock	125.0
Total Sources	$415.0
Uses
Repay 9.25% senior notes due July 1, 2018	$300.0
Repay term loan payable to Mayflower due December 31, 2016	24.0
Repay term loan payable to BFI due August 1, 2014	10.0
Repay domestic senior credit facility	42.5
Pay call premium and make whole on Senior Notes	17.2
Fees and expenses	15.3
Cash added to the Balance Sheet	6.0
Total Uses	$415.0

Capitalization
The following table sets forth our cash and cash equivalents, indebtedness and our capitalization as of March 31, 2014 on:
•
  an actual basis; and
•
  an adjusted basis to give effect to the following:
i.
  the 0.442-for-1 split and reclassification of our common stock that took place immediately prior to the completion of the offering;
ii.
  the sale by us of 8,333,333 shares of our Class A common stock at an initial public offering price of $15.00 per share, after deducting estimated underwriting discounts and estimated offering expenses payable by us; and
iii.
  our entry into the Credit Facilities and the application by us of the net proceeds from the offering and the Credit Facilities.

	As of March 31, 2014
	Actual	Adjusted
	(dollars in thousands, except per share amounts)
Cash and cash equivalents	$10,979	$17,017
Debt:
Domestic senior credit facility(1)	$42,500	$—
9.25% senior notes	297,895	—
Mayflower term loan	24,000	—
BFI term loan	9,961	—
Term B Loan	—	290,000
Capital leases	110	110
Total debt	$374,466	$290,110
Stockholders’ Equity:
Common stock, par value $0.0001, 200,000,000 authorized; 68,910,000 shares issues and outstanding, on an as adjusted basis	7	—
Preferred stock, par value $0.0001, 16,000,000 authorized; 0 shares issues and outstanding, on an as adjusted basis	—	—
Class A common stock, par value $0.0001, 300,000,000 authorized; 17,442,953 shares issues and outstanding, on an as adjusted basis	—	2
Class B common stock, par value $0.0001, 30,000,000 authorized; 21,348,600 shares issues and outstanding, on an as adjusted basis	—	2
Additional paid-in-capital(2)	18,021	132,253
Accumulated deficit(3)	(79,606)	(103,370)
Accumulated other comprehensive income (loss)	(17,147)	(17,147)
Total stockholders’ (deficit) equity	(78,725)	11,740
Total capitalization	$295,741	$301,850

(1)
  Does not include $17.1 million of existing letters of credit that will remain outstanding under the Revolving Credit Facility.

(2)
  A reconciliation of actual additional paid-in-capital to adjusted additional paid-in-capital:

As of March 31, 2014
Actual additional paid-in-capital	$18,021
Net proceeds from the offering	114,229
Net effect of conversion from a New York company to a Delaware company and the 0.442-for-1 stock split	3
Adjusted additional paid-in-capital	$132,253

(3)
  A reconciliation of actual accumulated deficit to adjusted accumulated deficit:

As of March 31, 2014
Actual accumulated deficit	$(79,606)
Loss on extinguishment of debt	(23,698)
Amortization of deferred financing fees and original issue discounts	(66)
Adjusted accumulated deficit	$(103,370)

Our adjusted leverage ratio at March 31, 2014 was 3.4x. The ratio is defined as adjusted total debt of $290.1 million divided by the last twelve months adjusted EBITDA of $86.0 million.
Outstanding Shares of Common Stock
The following table sets forth our outstanding shares of common stock as of March 31, 2014 on:
•
  an actual basis; and
•
  an adjusted basis to give effect to the following:
i.
  the 0.442-for-1 split and reclassification of our common stock that took place immediately prior to the completion of the offering;
ii.
  the sale by us of 8,333,333 shares of our Class A common stock; and
iii.
  the sale by Mayflower of 6,323,867 of Class A common stock, including the exercise of the underwriters’ option of 1,911,808 shares.

	As of March 31, 2014	After 0.442-for-1 Split	After Offering
BFI – Class B common stock	48,300,000	21,348,600	21,348,600
Mayflower – Class A common stock	20,610,000	9,109,620	2,785,753
New investors – Class A common stock	—	—	14,657,200
Common stock outstanding	68,910,000	30,458,220	38,791,553

In addition, the following stock options and warrant were outstanding as of March 31, 2014:

	As of March 31, 2014	After 0.442-for-1 Split
Stock options	3,390,000	1,498,380
BFI warrant	875,000	386,750
Total shares outstanding	4,265,000	1,885,130

Analysis of the consolidated statements of operations

	Three Months				Nine Months
For the Periods Ended March 31	2014	2013	Change		2014	2013	Change
	(in thousands, except per share amounts)				(in thousands, except per share amounts)
Net sales	$173,267	$162,685	$10,582	7%	$508,237	$488,950	$19,287	4%
Cost of goods sold	120,425	116,929	3,496	3%	354,727	358,142	(3,415)	(1)%
% of net sales	69.5%	71.9%			69.8%	73.2%
Gross profit	52,842	45,756	7,086	15%	153,510	130,808	22,702	17%
% of net sales	30.5%	28.1%			30.2%	26.8%
Selling, general and administrative expenses	35,520	31,295	4,225	14%	102,773	88,982	13,791	15%
% of net sales	20.5%	19.2%			20.2%	18.2%
Operating income (loss)	17,322	14,461	2,861	20%	50,737	41,826	8,911	21%
% of net sales	10.0%	8.9%			10.0%	8.6%
Interest expense, net	8,744	8,875	(131)	(1)%	26,198	26,655	(457)	(2)%
Foreign currency (gains) losses, net	275	838	(563)	(67)%	2,088	1,132	956	84%
Other (income) expense, net	—	482	(482)	*	—	528	(528)	*
Income (loss) before provision (benefit) for income taxes	8,303	4,266	4,037	95%	22,451	13,511	8,940	66%
% of net sales	4.8%	2.6%			4.4%	2.8%
Provision (benefit) for income taxes	1,933	86	1,847	*	7,936	(5,401)	13,337	*
Effective tax rate	23.3%	2.0%			35.3%	(40.0)%
Net income	$6,370	$4,180	$2,190	52%	$14,515	$18,912	$(4,397)	(23)%
% of net sales	3.7%	2.6%			2.9%	3.9%
Net income per share – basic and diluted	$0.21	$0.14			$0.48	$0.62
Weighted average number of shares:
basic	30,458	30,458			30,458	30,458
diluted	30,657	30,458			30,525	30,458

Amounts and percentages may reflect rounding adjustments
*
  Calculation not meaningful
Adjusted net income
General description of Adjusted Net Income (a non-GAAP financial measure)
Adjusted net income is an alternative view of performance and we believe investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted Net Income to portray the results of our operations prior to considering certain income statement elements.

We have defined adjusted net income as net income plus (i) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, (ii) amortization of acquired intangibles, (iii) share based compensation, and (iv) the related income tax effects.
Adjusted Net Income is a non-GAAP financial measure that has no standardized meaning prescribed by accounting principles generally accepted in the United States (“GAAP”) and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted Net Income, unlike GAAP net income, may not be comparable to the calculation of similar measures of other companies. Adjusted Net Income is presented to permit investors to more fully understand how management assesses performance. The Adjusted Net Income measure is not, and should not be viewed as, a substitute for GAAP reported net income.
A reconciliation of income before income taxes, as reported under GAAP, to Adjusted Net Income follows:

	Three Months				Nine Months
For the Periods Ended March 31	2014	2013	Change		2014	2013	Change
	(in thousands, except per share amounts)				(in thousands, except per share amounts)
Income before income taxes	$8,303	$4,266	$4,037	95%	$22,451	$13,511	$8,940	66%
Plus
Other (income) expense, net	—	482	(482)	*	—	528	(528)	*
Foreign currency (gains) losses, net	275	838	(563)	(67)%	2,088	1,132	956	84%
Acquisition intangible amortization	1,202	1,179	23	2%	3,737	2,997	740	25%
Share based compensation	18	34	(16)	(47)%	73	100	(27)	(27)%
Adjusted income before provision for income taxes	9,798	6,799	2,999	44%	28,349	18,268	10,081	55%
Provision (benefit) for income taxes	1,933	86	1,847	*	7,936	(5,401)	13,337	*
Plus
Non-recurring income tax items	1,857	58	1,799	*	(270)	8,053	(8,323)	*
Tax effect on adjustments	(151)	351	(502)	*	89	572	(483)	(84)%
Adjust to cash income taxes	(2,551)	841	(3,392)	*	(2,832)	2,994	(5,776)	*
Adjusted provision (benefit) for income taxes	1,088	1,336	(248)	(19)%	4,923	6,168	(1,245)	(20)%
Effective Tax Rate	11.1%	19.6%			17.4%	33.8%
Adjusted net income	$8,710	$5,463	$3,247	59%	$23,426	$12,100	$11,326	94%

Amounts and percentages may reflect rounding adjustments
*
  Calculation not meaningful
Adjusted EBITDA
General description of Adjusted EBITDA (a non-GAAP financial measure)
Adjusted EBITDA is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to portray the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We have defined Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, and (c) certain items that we consider to be unusual or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income.
The Adjusted EBITDA measure is an important internal measurement for us. We measure our overall performance on this basis in conjunction with other performance metrics. The following are examples of how our Adjusted EBITDA measure is utilized:
•
  senior management receives a monthly analysis of our operating results that is prepared on an Adjusted EBITDA basis;
•
  our annual budgets are prepared on an Adjusted EBITDA basis; and
•
  other goal setting and performance measurements are prepared on an Adjusted EBITDA basis.
Despite the importance of this measure to management in goal setting and performance measurement, Adjusted EBITDA is a non-GAAP financial measure that has no standardized meaning prescribed by GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted EBITDA, unlike GAAP net income, may not be comparable to the calculation of similar measures of other companies. Adjusted EBITDA is presented to permit investors to more fully understand how management assesses performance.
We also recognize that, as an internal measure of performance, the Adjusted EBITDA measure has limitations, and we do not restrict our performance management process solely to this metric. A limitation of the Adjusted EBITDA measure is that it provides a view of our operations without including all events during a period, such as the depreciation of property, plant and equipment or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies.
Certain significant items
Adjusted EBITDA is calculated prior to considering certain items. We evaluate such items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual or non-operational nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.

A reconciliation of net income, as reported under U.S. GAAP, to Adjusted EBITDA follows:

	Three Months				Nine Months
For the Periods Ended March 31	2014	2013	Change		2014	2013	Change
	(in thousands)				(in thousands)
Net income	$6,370	$4,180	$2,190	52%	$14,515	$18,912	$(4,397)	(23)%
Plus
Interest expense, net	8,744	8,875	(131)	(1)%	26,198	26,655	(457)	(2)%
Provision (benefit) for income taxes	1,933	86	1,847	*	7,936	(5,401)	13,337	*
Depreciation and amortization	5,122	4,959	163	3%	15,615	14,277	1,338	9%
EBITDA	22,169	18,100	4,069	22%	64,264	54,443	9,821	18%
Foreign currency (gains) losses, net	275	838	(563)	(67)%	2,088	1,132	956	84%
Other (income) expense, net	—	482	(482)	*	—	528	(528)	*
Adjusted EBITDA	$22,444	$19,420	$3,024	16%	$66,352	$56,103	$10,249	18%

Amounts and percentages may reflect rounding adjustments
*
  Calculation not meaningful
We report Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level.

Segment net sales and Adjusted EBITDA follow:

	Three Months				Nine Months
For the Periods Ended March 31	2014	2013	Change		2014	2013	Change
	(in thousands)				(in thousands)
Net sales
MFAs and other	$81,399	$72,722	$8,677	12%	$239,413	$225,771	$13,642	6%
Nutritional Specialties	16,172	14,168	2,004	14%	46,735	38,427	8,308	22%
Vaccines	10,237	6,993	3,244	46%	30,797	20,049	10,748	54%
Animal Health	$107,808	$93,883	13,925	15%	$316,945	$284,247	32,698	12%
Mineral Nutrition	49,901	51,757	(1,856)	(4)%	146,720	154,441	(7,721)	(5)%
Performance Products	15,558	17,045	(1,487)	(9)%	44,572	50,262	(5,690)	(11)%
Total	$173,267	$162,685	$10,582	7%	$508,237	$488,950	$19,287	4%
Adjusted EBITDA
Animal Health	$25,505	$20,334	$5,171	25%	$74,134	$59,953	$14,181	24%
% of segment net sales	23.7%	21.7%			23.4%	21.1%
Mineral Nutrition	2,807	3,439	(632)	(18)%	8,145	9,304	(1,159)	(12)%
% of segment net sales	5.6%	6.6%			5.6%	6.0%
Performance Products	906	1,577	(671)	(43)%	3,105	4,548	(1,443)	(32)%
% of segment net sales	5.8%	9.3%			7.0%	9.0%
Corporate	(6,774)	(5,930)	(844)	*	(19,032)	(17,702)	(1,330)	*
% of total net sales	(3.9)%	(3.6)%			(3.7)%	(3.6)%
Total	$22,444	$19,420	$3,024	16%	$66,352	$56,103	$10,249	18%
% of total net sales	13.0%	11.9%			13.1%	11.5%

*
  Calculation not meaningful
Comparison of Three Months Ended March 31, 2014 and 2013
Net sales
Net sales of $173.3 million increased $10.6 million, or 7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily from $13.9 million of growth in Animal Health, partially offset by declines in Mineral Nutrition and Performance Products.
Animal Health
Net sales of $107.8 million grew $13.9 million, or 15%, due to volume growth of MFAs and other, nutritional specialty products and vaccines. MFAs and other grew $8.7 million, or 12%, with growth in the Asia Pacific and Latin America regions. Nutritional specialty products grew $2.0 million, or 14%, primarily due to price and volume growth of our products for the dairy industry. Vaccines grew $3.2 million, or 46%, principally from the introduction of new products in several markets, as well as increased volumes in most markets.
Mineral Nutrition
Net sales of $49.9 million decreased $1.9 million, or 4%. Our decision to deemphasize low margin, volatile lysine sales accounted for $0.7 million of the reduction. The remainder of the sales decline was principally due to reduced average selling prices due to lower underlying raw material commodity prices, partially offset by higher volumes.

Performance Products
Net sales of $15.6 million decreased $1.5 million, or 9%, due to reduced volumes of a low margin industrial chemical and reduced average selling prices due to lower underlying raw material commodity prices and pricing pressure at certain customers.
Gross profit
Gross profit of $52.8 million increased $7.1 million, or 15%, to 30.5% of sales, with all of the improvement coming from Animal Health. Animal Health gross profit increased $8.2 million, with approximately $5.4 million due to volume growth and $2.7 million from higher average selling prices and other items. MFAs and other contributed $3.6 million of the increase on higher volumes and higher average selling prices. Nutritional specialty products contributed $1.7 million of the increase on volume growth and higher average selling prices. Vaccines gross profit increased $2.9 million due to volume growth. Mineral Nutrition gross profit decreased $0.3 million due to reduced margins from competitive conditions and product mix. Performance Products gross profit decreased $0.7 million due to reduced volumes and lower average selling prices.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of $35.5 million increased $4.2 million, or 14%. Animal Health accounted for $3.0 million of the increase, driven by sales and marketing and development spending. Selling headcount and related marketing support increased in Latin America and Asia Pacific to support MFA and vaccine initiatives and in the U.S. and Europe to support the expansion of our nutritional specialty products to the dairy industry. Development spending focused on product lifecycle extensions. Corporate expenses increased $0.9 million due to increases in salary and wage related costs and increases in professional fees relating to becoming a public company.
Operating income
Operating income of $17.3 million increased $2.9 million, or 20%, with Animal Health’s $5.1 million increase accounting for all the improvement, due to sales growth and increased gross profit, partially offset by increased SG&A expenses.
Interest expense, net
Interest expense, net of $8.7 million decreased $0.1 million due to lower amortization of deferred financing costs and higher interest income, partially offset by higher average amounts outstanding under the domestic senior credit facility.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net amounted to net losses of $0.3 million and $0.8 million in 2014 and 2013, respectively. Foreign currency losses in the current period were primarily due to the movement of Argentina and Turkey currencies relative to the U.S. dollar.
Provision (benefit) for income taxes
Income taxes of $1.9 million were recorded on consolidated pre-tax income of $8.3 million, a 23.3% effective tax rate. The tax provision is comprised primarily of income taxes relating to profitable foreign jurisdictions and certain withholding taxes, partially offset by a benefit from the recognition of certain previously unrecognized tax benefits.
The tax provision for the three month period ended March 31, 2014 included a benefit of $1.6 million from the recognition of certain previously unrecognized tax benefits. The tax provision for the three month period ended March 31, 2013 included a benefit of $0.3 million, resulting from a reversal of a portion of our previously established deferred tax valuation allowance. The reversal was required to offset deferred tax liabilities related to changes in other comprehensive income.

Comparison of Nine Months Ended March 31, 2014 and 2013
Net sales
Net sales of $508.2 million increased $19.3 million, or 4%, for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013, primarily from $32.7 million of growth in Animal Health, partially offset by declines in Mineral Nutrition and Performance Products.
Animal Health
Net sales of $316.9 million grew $32.7 million, or 12%, due to volume growth of MFAs and other, nutritional specialty products and vaccines. MFAs and other grew $13.6 million, or 6%, as growth in the United States and Latin America regions was partially offset by reductions in other markets. Nutritional specialty products grew $8.3 million, or 22%, primarily due to U.S. volume growth of our products for the dairy industry and their introduction in select European countries. Vaccines grew $10.7 million, or 54%, principally from the introduction of new products in several markets and volume growth in most markets.
Mineral Nutrition
Net sales of $146.7 million decreased $7.7 million, or 5%. Our decision to deemphasize low margin, volatile lysine sales accounted for $3.8 million of the reduction. The remainder of the sales decline was principally due to reduced average selling prices due to lower underlying raw material commodity prices, partially offset by increased volumes.
Performance Products
Net sales of $44.6 million decreased $5.7 million, or 11%, due to reduced demand for copper-based products for the catalyst industry and reduced volumes of a low margin industrial chemical. Volume growth in other industrial chemicals partially offset the decline.
Gross profit
Gross profit of $153.5 million increased $22.7 million, or 17%, to 30.2% of sales, with all of the improvement coming from Animal Health. Animal Health gross profit increased $25.1 million, with approximately $15.8 million due to volume growth and favorable product mix, $2.1 million due to lower unit costs, $4.8 million due to higher average selling prices and other items and a $2.3 million benefit from the OGR acquisition. Lower unit costs primarily were due to improved operating efficiencies from capital expenditures and reduced production costs from favorable currency movements related to the Brazilian Real. MFAs and other contributed $10.0 million of the increase on volume growth, favorable product mix and lower unit costs. Nutritional specialty products contributed $6.7 million of the increase on volume growth, higher average selling prices and a $2.3 million benefit from the OGR acquisition, due to the elimination of royalty expense previously included in cost of goods sold. Vaccines gross profit increased $8.3 million due to volume growth. Mineral Nutrition gross profit decreased $0.8 million due to reduced margins from competitive conditions which were partially offset by increased volumes of low margin products. Performance Products gross profit decreased $1.5 million due to lower average selling prices and lower volumes, partially offset by lower product costs.
Selling, general and administrative expenses
SG&A expenses of $102.8 million increased $13.8 million, or 15%. Animal Health accounted for $11.5 million of the increase, driven by sales and marketing and development spending. Selling headcount and related marketing support increased in Latin America and Asia Pacific to support MFA and vaccine initiatives and in the U.S. and Europe to support the expansion of our nutritional specialty products to the dairy industry. Development spending focused on product lifecycle extensions. Increased amortization of intangible assets and other depreciation added $1.1 million. The OGR acquisition added $1.2 million of costs which primarily consisted of research and development expenditures and depreciation and amortization. Corporate expenses increased $1.9 million due to increases in salary and wage related costs and increases in professional fees relating to becoming a public company.

Operating income
Operating income of $50.7 million increased $8.9 million, or 21%, with Animal Health’s $13.6 million increase accounting for all the improvement, due to sales growth and increased gross profit, partially offset by increased SG&A expenses.
Interest expense, net
Interest expense, net of $26.2 million decreased $0.5 million as reduced interest due to the payment of the Teva note payable, lower amortization of deferred financing costs and higher interest income was partially offset by higher average amounts outstanding under the domestic senior credit facility.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net amounted to net losses of $2.1 million and $1.1 million in 2014 and 2013, respectively. Foreign currency losses in the current period were primarily due to the movement of Belgium, Turkey and Argentina currencies relative to the U.S. dollar.
Provision (benefit) for income taxes
Income taxes of $7.9 million were recorded on consolidated pre-tax income of $22.5 million, a 35.3% effective tax rate. The tax provision is comprised primarily of foreign withholding taxes and income taxes relating to certain profitable foreign jurisdictions, partially offset by a benefit from the recognition of certain previously unrecognized tax benefits.
The tax provision for the nine month period ended March 31, 2014 included a benefit of $2.9 million from the recognition of certain previously unrecognized tax benefits. The tax benefit for the nine month period ended March 31, 2013 included a benefit of $8.7 million, resulting from reversals of a portion of our previously established deferred tax valuation allowance. The reversals were required to offset deferred tax liabilities established as part of the acquisition of OGR and its intangible assets, and changes in other comprehensive income.
Liquidity and Capital Resources
Operating activities
Net cash provided (used) by operating activities is comprised of the following items:

	Nine Months
For the Period Ended March 31	2014	2013	Change
	(in thousands)
Adjusted EBITDA	$66,352	$56,103	$10,249	18%
Interest paid	(32,088)	(32,295)	207	*
Income taxes paid	(4,923)	(6,168)	1,245	*
Changes in operating assets and liabilities and other items	(12,711)	(26,085)	13,374	*
Net cash provided (used) by operating activities	$16,630	$(8,445)	$25,075	*

*
  Calculation not meaningful
Cash provided by operating activities was $16.6 million for the nine months ended March 31, 2014 compared to cash used by operating activities of the $8.4 million for the nine months ended March 31, 2013. The $25.1 million improvement in operating cash flows was primarily attributable to a $8.9 million improvement in operating income, a $1.3 million increase in non-cash depreciation and amortization and a $16.9 million reduction in cash used by operating assets and liabilities, largely due to a smaller increase in inventories. Inventories used $3.8 million of cash in the current period, a $16.6 million improvement from the cash used by inventories last year.

Investing activities
Cash used in investing activities for the nine months ended March 31, 2014 was $14.1 million compared to $31.8 million for the nine months ended March 31, 2014. The $17.7 million dollar improvement in investing cash flows was primarily due to the $18.5 million OGR acquisition that occurred in the prior year, partially offset by lower sales of assets of $1.0 million.
Our capital expenditures totaled $14.2 million for the nine months ended March 31, 2014, which included spending for new facilities, maintenance of our existing asset base and for environmental, health and safety projects.
Financing activities
Cash used for financing activities was $18.5 million for the nine months ended March 31, 2014 compared to cash provided by financing activities of $14.8 million for the nine months ended March 31, 2013. The $33.3 million decrease in financing cash flows was primarily due to the $25.0 million dividend paid during the third quarter as compared to a $3.0 million dividend paid in the prior year.
Net borrowings under our domestic senior credit facility for the current period were $8.5 million as compared to net borrowings of $23.0 million in the prior year.
During the current period we made payments of $1.0 million and $0.2 million for deferred consideration relating to the OGR and Animate acquisitions respectively.
Working capital
Working capital was $166.4 million and $153.7 million as of March 31, 2014 and June 30, 2013, respectively. We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). Working capital at March 31, 2014 increased $12.7 million compared with June 30, 2013, primarily due to increases in inventory and accounts receivable, partially offset by increases in accounts payable and the timing of interest payments.
Liquidity
At March 31, 2014, we had outstanding borrowings under the domestic senior credit facility of $42.5 million. We had outstanding letters of credit and other commitments of $17.1 million, leaving $40.4 million available for borrowings and letters of credit under the domestic senior credit facility. In addition, we had availability totaling $15.0 million under our Israeli loan agreements.
We believe cash and cash equivalents on-hand and cash from operations, together with borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures and debt service requirements for at least the next 12 months.
At March 31, 2014, our cash and cash equivalents included $10.9 million held by international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. We consider the funds to be indefinitely reinvested in our international operations, based on our operating plan. Should our plans change and we elect to repatriate some or all of the cash held by our international subsidiaries, the amounts repatriated would be subject to federal and state income taxes at statutory rates, with the potential for partial offsetting credits for taxes paid to international jurisdictions. We currently have U.S. federal and state net operating loss carryforwards (“NOLs”) that would be available to offset income from the repatriation of such cash and cash equivalents, to the extent not used to offset other income. As such, no significant current income taxes would be payable to federal or state authorities from the repatriation of such cash and cash equivalents until such NOLs have been fully used. For financial reporting purposes, the use of the NOLs would result in the release of a valuation allowance currently recorded to offset the value of the NOLs. The provision for income taxes would not be significantly affected by the repatriation to the extent of the release of the existing valuation allowance.
Contractual Obligations
As of March 31, 2014, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of June 30, 2013 in the Registration Statement.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2014.
New Accounting Standards
For discussion of our new accounting standard, see Notes to the Consolidated Financial Statements—Summary of New Accounting Standards and Significant Accounting Policies, included elsewhere in this report.
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include reserves for bad debts, inventory obsolescence, depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets, realizability of deferred income and value-added tax assets, legal and environmental matters and actuarial assumptions related to the our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Registration Statement. As of March 31, 2014, there have been no material changes to any of the critical accounting policies contained therein.
Forward-Looking Statements
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. See “Risk Factors” in the Registration Statement, including:
•
  restrictions on the use of antibacterials in food-producing animals may become more prevalent;
•
  a material portion of our sales and gross profits are generated by antibacterials and other related products;
•
  competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have;
•
  the impact of current and future laws and regulatory changes;
•
  outbreaks of animal diseases could significantly reduce demand for our products;

•
  perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
•
  our ability to successfully implement several of our strategic initiatives;
•
  our business may be negatively affected by weather conditions and the availability of natural resources;
•
  the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
•
  our ability to control costs and expenses;
•
  any unforeseen material loss or casualty;
•
  exposure relating to rising costs and reduced customer income;
•
  competition deriving from advances in veterinary medical practices and animal health technologies;
•
  unanticipated safety or efficacy concerns;
•
  our dependence on suppliers having current regulatory approvals;
•
  our raw materials are subject to price fluctuations;
•
  natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
•
  terrorist attacks, particularly attacks on or within markets in which we operate;
•
  our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
•
  adverse U.S. and international economic market conditions, including currency fluctuations;
•
  the risks of product liability claims, legal proceedings and general litigation expenses;
•
  our dependence on our Israeli and Brazilian operations;
•
  our substantial level of indebtedness and related debt-service obligations;
•
  restrictions imposed by covenants in our debt agreements; and
•
  the risk of work stoppages.
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registration Statement and this report, respectively. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. We use, from time to time, foreign currency contracts as a means of hedging exposure to foreign currency risks. We also utilize, on a limited basis, certain commodity derivatives, primarily on copper used in manufacturing processes, to hedge the cost of anticipated purchase or supply requirements. We do not utilize derivative instruments for trading purposes. We do not hedge our exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values. We monitor the financial stability and credit standing of our major counterparties.
For financial market risks related to changes in interest rates, foreign currency exchange rates and commodity prices, reference is made to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and quantitative disclosures about market risk” section in the Registration Statement and to the notes to the consolidated financial statements included therein.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses and a significant deficiency in our internal control over financial reporting, as described in “Risk Factors” in the Registration Statement.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the controls and procedures we will design and put in place to address the weaknesses described in “—Disclosure Controls and Procedures” and plan to implement appropriate measures as part of this effort. The measures may include additional staffing and other resources to strengthen internal controls and financial reporting.

PART II—OTHER INFORMATION
Item 1.
  Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to the Consolidated Financial Statements—Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section in the Registration Statement, which could materially affect our business, financial condition or future results.
There were no material changes in the Company’s risk factors from the risks disclosed in the Registration Statement.
Item 2.
  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.
  Defaults Upon Senior Securities
None.
Item 4.
  Mine Safety Disclosure
None.
Item 5.
  Other Information
None.
Item 6.
  Exhibits
Exhibit 3.1 Amended and Restated Certificate of Incorporation of the Registrant
Exhibit 3.2 Amended and Restated Bylaws of the Registrant
Exhibit 31.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1* Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2* Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS** XBRL Instance Document
Exhibit 101.SCH** XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF** XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB** XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

*
  This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
**
  Furnished with this Quarterly Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
 Phibro Animal Health Corporation

May 13, 2014	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer

May 13, 2014	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer