Form 10-K
period 2014-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2014-09-18
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
OR
☐
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to______
Commission File Number: 001-36410

Phibro Animal Health Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-1840497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Glenpointe Centre East, 3rd Floor 300 Frank W. Burr Boulevard, Suite 21 Teaneck, New Jersey (Address of Principal Executive Offices)	07666-6712 (Zip Code)

(201) 329-7300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.0001 par value per share (Title of each class)	NASDAQ Stock Market (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The registrant completed the initial public offering of its Class A common stock on April 16, 2014. There was no public market for the registrant’s Class A common stock or Class B common stock as of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common stock.
As of September 9, 2014, there were 17,442,953 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 21,512,275 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on November 10, 2014 (hereinafter referred to as the “2014 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2014.

PHIBRO ANIMAL HEALTH CORPORATION

Forward-Looking Statements.
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:
•
  restrictions on the use of antibacterials in food-producing animals may become more prevalent;
•
  a material portion of our sales and gross profits are generated by antibacterials and other related products;
•
  competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
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
•
  our raw materials are subject to price fluctuations and their availability can be limited;
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
•
  the risk of work stoppages; and
•
  other factors as described in “Risk Factors” in Item 1A. of this Annual Report on Form 10-K.
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Emerging Growth Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have taken, and plan to continue to take, advantage of some or all of these exemptions. If we do continue to take advantage of any of these exemptions, we do not know if some investors will find our Class A common stock less attractive as a result. If some investors find our Class A common stock less attractive, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We have elected to forego the extended transition period for complying with new or revised accounting standards that emerging growth companies are permitted to take advantage of pursuant to Section 107 of the JOBS Act.
Pursuant to Section 102 of the JOBS Act, our 2014 Proxy Statement will provide reduced executive compensation disclosure.
We could remain an emerging growth company for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Market, Ranking and Other Industry Data
Unless otherwise indicated, information contained in this report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on information from Vetnosis Limited (“Vetnosis”), a research and consulting firm specializing in global animal health and veterinary medicine, and management estimates. Vetnosis is a leading provider of research products, commercial information and analysis of the global animal health sector. The information from Vetnosis contained in this report was not prepared by Vetnosis on our behalf. Management estimates are derived from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. We believe these estimates are reasonable as of the date of this report, or if an earlier date is specified, as of such earlier date. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information is subject to change and cannot always be verified due to limits on the availability and reliability of independent sources, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, purchasing patterns and consumer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth in this report, and estimates and beliefs based on such data, may not be reliable.
Trademarks, Service Marks and Trade Names
The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: Stafac®; Eskalin™; V-Max®; Terramycin®; Neo-Terramycin®; Neo-TM™; TM-50®; TM-100™; Mecadox®; Nicarb®; Boviprol™; Bloat Guard®; Aviax®; Aviax II™; Aviax Plus™; Coxistac™; Posistac™; Banminth®; Cerditac™; Cerdimix™; Rumatel®; OmniGen-AF®; Animate®; Procreatin 7®; NutrafitoPlus™; Chromax®; Provia 6086™; SRP®; Safmannan®; Biosaf®; AB20®; Lactrol®; and TAbic®.

PART I
Item 1.   Business
Overview
Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. For nearly 40 years we have been committed to providing livestock producers with value-based products and solutions to help them maintain and enhance the health and productivity of their animals and meet the growing demand for animal protein. Our sales, marketing and technical support organization of approximately 225 employees sells more than 1,200 product presentations in over 65 countries to approximately 2,900 customers. We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition.
Our products include:
•
  Animal health products such as antibacterials, anticoccidials and vaccines, which help prevent and manage infectious disease in livestock and therefore improve food safety, and nutritional specialty products, which aid the continued health of livestock by enhancing nutrition to help improve health and performance.
•
  Mineral nutrition products, which fortify the animal’s diet and help maintain optimal health.
We have focused our efforts in regions where the majority of livestock production is consolidated in large commercial farms such as the United States, Brazil, China, Russia, Mexico, Australia, Turkey, Israel, Canada and Europe and we believe we are well positioned to further accelerate our growth with our established network of sales, marketing and distribution professionals in emerging markets in Latin America, Asia Pacific, Europe and Africa.
In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries.
Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “the Company,” “Phibro,” “PAHC” and similar expression refer to Phibro Animal Health Corporation and its subsidiaries.
Initial Public Offering and Refinancing
On April 16, 2014, we completed the initial public offering (“IPO”) of 14,657,200 shares of Class A common stock (including the exercise of the underwriters’ over-allotment option) at a price to the public of $15.00 per share. In connection with the IPO, we issued and sold 8,333,333 shares of Class A common stock and Mayflower Limited Partnership (“Mayflower”), a limited partnership that is managed by 3i Investments plc and advised by 3i Corporation, and whose sole limited partner is 3i Group plc, the ultimate parent company of both 3i Investments plc and 3i Corporation, sold 6,323,867 shares of Class A common stock including 1,911,808 shares of Class A common stock pursuant to the exercise of the underwriters’ over-allotment option.
As of the date of this Annual Report on Form 10-K, BFI Co., LLC (“BFI”), an investment vehicle of the Bendheim family, is our controlling stockholder and owns 21,512,275 shares of our Class B common stock, which includes shares of our Class B common stock issued pursuant to the automatic exercise of a warrant on August 1, 2014. BFI owns 100% of our outstanding Class B common stock, which represents approximately 55.2% of our total outstanding equity interests and 92.5% of the combined voting power of all classes of our outstanding common stock. Prior to the IPO, BFI owned 70.1% of our total outstanding equity interests. As of the date of this Annual Report on Form 10-K, Mayflower owns 2,785,753 shares of our Class A common stock. Mayflower owns approximately 16.0% of our outstanding Class A common stock, which represents approximately 7.2% of our total outstanding equity interests and 1.2% of the combined voting power of all classes of our outstanding common stock. Prior to the IPO, Mayflower owned 29.9% of our total outstanding equity interests.

Our Class A common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange.
Concurrently with the IPO, Phibro, together with certain of its subsidiaries acting as guarantors, entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer and each lender from time to time party thereto. Under the Credit Agreement, the Lenders agreed to extend credit to the Company in the form of (i) a Term B loan in an aggregate principal amount equal to $290.0 million (the “Term B Loan”) and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Credit Facility,” and together with the Term B Loan, the “Credit Facilities”). The Revolving Credit Facility was undrawn at closing and at June 30, 2014, and contains a letter of credit facility.
Business Segments
We manage our business in three segments—Animal Health, Mineral Nutrition and Performance Products—each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:

	Segments			Change				Percentage of total
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012		2014	2013	2012
	($ in millions)
Animal Health	$431	$385	$375	$46	12%	$10	3%	62%	59%	57%
Mineral Nutrition	202	203	210	(1)	(1)%	(7)	(3)%	29%	31%	32%
Performance Products	59	65	69	(6)	(9)%	(4)	(6)%	9%	10%	11%
Total	$692	$653	$654	$39	6%	$(1)	(0)%

	Species			Change				Percentage of total
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012		2014	2013	2012
	($ in millions)
Poultry	$284	$261	$252	$23	9%	$9	4%	41%	40%	39%
Swine	90	91	93	(1)	(1)%	(2)	(2)%	13%	14%	14%
Dairy	120	102	104	18	18%	(2)	(2)%	17%	16%	16%
Cattle	83	75	70	8	11%	5	7%	12%	11%	11%
Other(1)	115	124	135	(9)	(7)%	(11)	(8)%	17%	19%	21%
Total	$692	$653	$654	$39	6%	$(1)	(0)%

	Regions(2)			Change				Percentage of total
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012		2014	2013	2012
	($ in millions)
U.S. & Canada	$445	$437	$434	$8	2%	$3	1%	64%	67%	66%
Brazil and Latin America	92	73	70	19	26%	3	4%	13%	11%	11%
China & Asia Pacific	62	53	56	9	17%	(3)	(5)%	9%	8%	9%
Israel & Other	93	90	94	3	3%	(4)	(4)%	13%	14%	14%
Total	$692	$653	$654	$39	6%	$(1)	(0)%

(1)
  Other includes the Performance Products segment, Mineral Nutrition sales to pet food and fertilizer manufacturers and sales to the ethanol industry
(2)
  Net Sales by region are based on country of destination
Certain amounts and percentages may reflect rounding adjustments.

Adjusted EBITDA by segment was:

	Adjusted EBITDA			Change				Percentage of total(1)
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012		2014	2013	2012
	($ in millions)
Animal Health	$100	$83	$70	$17	21%	$13	18%	86%	85%	80%
Mineral Nutrition	12	12	13	(0)	(4)%	(1)	(7)%	10%	12%	15%
Performance Products	5	3	5	2	58%	(2)	(43)%	4%	3%	6%
Corporate	(26)	(22)	(22)	(4)	*	(0)	*
Total	$91	$76	$67	$15	20%	$9	13%

(1)
  Before unallocated corporate costs
Net identifiable assets by segment were:

	Net Identifiable Assets			Change				Percentage of total
As of June 30	2014	2013	2012	2014 / 2013		2013 / 2012		2014	2013	2012
	($ in millions)
Animal Health	$361	$329	$269	$32	10%	$60	23%	77%	69%	61%
Mineral Nutrition	58	65	63	(7)	(11)%	2	2%	12%	14%	14%
Performance Products	23	21	23	2	10%	(2)	(8)%	5%	4%	5%
Corporate	30	59	86	(29)	(49)%	(27)	(31)%	6%	12%	19%
Total	$472	$474	$441	$(2)	(0)%	$33	8%

Certain amounts and percentages may reflect rounding adjustments.
Animal Health
Our Animal Health business develops, manufactures and markets more than 550 product presentations, including:
•
  antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and related products (MFAs and Other);
•
  nutritional specialty products, which enhance nutrition to help improve health and performance (Nutritional Specialties); and
•
  vaccines, which cause an increase in antibody levels against a specific virus or bacterium, thus preventing infection from that viral or bacterial antigen (Vaccines).
Our animal health products help our customers prevent, control and treat diseases and enhance nutrition to help improve health and performance, enabling our customers to more efficiently produce high-quality, wholesome animal protein products for human consumption.We develop, manufacture and market animal health products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. We provide technical and product support directly to our customers to ensure the optimal use of our products. The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and seasons. As a result, we may experience regional and seasonal fluctuations in our animal health segment. Animal Health net sales by product group and regions were:

	Product Groups			Change				Percentage of total
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012		2014	2013	2012
	($ in millions)
MFAs and other	$327	$304	$291	$23	8%	$13	5%	76%	79%	77%
Nutritional Specialties	63	52	48	11	21%	5	10%	15%	14%	13%
Vaccines	41	29	37	12	44%	(8)	(22)%	10%	7%	10%
Animal Health	$431	$385	$375	$46	12%	$10	3%

	Regions(1)			Change				Percentage of total
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012		2014	2013	2012
	($ in millions)
U.S. & Canada	$195	$184	$172	$11	6%	$12	7%	45%	48%	46%
Brazil and Latin America	85	70	63	15	21%	7	11%	20%	18%	17%
China & Asia Pacific	62	53	56	9	17%	(3)	(5)%	14%	14%	15%
Israel & Other	89	78	84	11	14%	(6)	(7)%	21%	20%	22%
Total	$431	$385	$375	$46	12%	$10	3%

(1)
  Net Sales by region are based on country of destination
Certain amounts and percentages may reflect rounding adjustments.
MFAs and Other
Our MFAs and Other business primarily consists of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and Other business primarily consists of the production and sale of antibacterials (Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (nicarbazin, Aviax®, Aviax Plus™, Coxistac™, and amprolium). Growth in this business primarily stems from increased penetration into emerging markets. MFAs and Other also includes antibacterial products used to control bacterial infections, as well as other processing aids, for the ethanol fermentation industry.
Approximately 60% of our MFAs and Other sales are to the poultry industry, with sales to swine, cattle, dairy and other customers accounting for the remainder. The principal regions we serve include the U.S. and Canada, Brazil and Latin America, China and Asia Pacific, and Israel and other, with the largest region (as measured by net sales) accounting for less than half of total net sales.
Nutritional Specialties
Many of our proprietary nutritional specialty products have been developed through basic research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include OmniGen-AF®, a unique, patented nutritional specialty product that has been shown in several studies to help maintain a cow’s healthy immune system, and Animate®, a unique, patented anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow. We sell OmniGen-AF in the U.S., Canada, Mexico, Israel and Japan and have recently launched OmniGen-AF in several European countries, Brazil and Australia. We are seeking regulatory approval to sell OmniGen-AF in China. We sell Animate in the U.S., Canada and Mexico.
Our Nutritional Specialties sales are primarily to the U.S. dairy market, with recent or planned entries into the dairy markets of Europe, Brazil and Latin America, Australia and China.
Vaccines
Our Vaccines products are primarily focused on preventing diseases in the poultry industry. We market these products in China, South East Asia, India, Turkey, East and Central Europe, Africa, Brazil and other Latin American countries and Israel.
In late 2013, we entered into a manufacturing and distribution agreement with Epitopix which established us as the exclusive distributor of Epitopix’s autogenous vaccines for chickens in the United States, containing their proprietary SRP® technology. This partnership has provided us with an entry into vaccine sales in the United States for broiler breeders and table egg laying hens. Net sales for the year ended June 30, 2014, were $0.6 million and are expected to grow in future years.
In 2013, we registered a vaccine to combat a new strain of infectious bronchitis that had only recently been identified to exist in Turkey. We were the first company to gain approval for a vaccine which contained this new virus strain, and as a result of this registration and the additional vaccines registered in Turkey we believe we are a leading provider of poultry vaccines in Turkey.

We have also developed TAbic®, an innovative and proprietary delivery platform for vaccines. TAbic is a patented technology for formulation and delivery of vaccine antigens in effervescent tablets, packaged in sealed aluminum blister packages. The technology replaces the glass bottles that are in common use today, and offers significant advantages in a number of areas including storage requirements, customer handling and disposal.
Mineral Nutrition
Our Mineral Nutrition business manufactures and markets more than 450 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock diets and maintain an optimal balance of trace elements in each animal. We manufacture and market mineral nutrition products for a broad range of food animals including poultry, swine and beef and dairy cattle. Volume growth in the mineral nutrition sector is primarily driven by livestock production numbers, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary in different seasons of the year and due to extreme changes in weather conditions in a particular region, both of which may cause animal feed consumption to fluctuate. As a result, we may experience regional and seasonal fluctuations in our Mineral Nutrition segment. Our Mineral Nutrition business operates predominantly in the United States.
Performance Products
Our Performance Products business manufactures and markets a number of specialty ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries, predominantly in the United States.
Our Products
Animal Health
MFAs and Other
The MFA business primarily consists of the production and sale of antibacterials (Stafac, Terramycin, Neo-Terramycin and Mecadox) and anticoccidials (nicarbazin, Aviax, Aviax Plus, Coxistac, amprolium).
Antibacterials and Anticoccidials
We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals and increased feed conversion efficiency, which are proven drivers of profitability for animal producers. The table below presents our core MFA products:

Brand	Active Ingredient	Market Entry of Active Ingredient	Description
Terramycin®/TM-50®/TM-100™	oxytetracycline	1951	Combination of two antibacterials with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
Amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock

Brand	Active Ingredient	Market Entry of Active Ingredient	Description
Mecadox®	carbadox	1972	Antibacterial for swine to control salmonellosis and dysentery
Stafac®/Eskalin™/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac™/Posistac™	salinomycin	1979	Anticoccidial for poultry and cattle; disease preventative in swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerditac™/Cerdimix™	oxibendazole	1982	Anthelmintic for livestock
Aviax®/Aviax II™	semduramicin,	1995	Anticoccidial for poultry
Neo-Terramycin®/Neo-TM™	oxytetracycline + neomycin	1999	Antibacterial with multiple applications for a wide number of species
Aviax Plus™	semduramicin + nicarbazin	2010	Anticoccidial for poultry

Antibacterials are biological products used in the animal health industry to treat or to prevent diseases, thereby promoting more efficient livestock growth. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent and treat disease in livestock which leads to improved overall health of the animals and more efficient feed conversion. Our antibacterial products include:
•
  Oxytetracycline and Neomycin. Terramycin utilizes the active ingredient oxytetracycline and Neo-Terramycin combines the active ingredients neomycin and oxytetracycline to prevent and treat a wide range of diseases in chickens, turkeys, cattle and swine. We sell Terramycin and/or Neo-Terramycin products primarily in the United States, Latin America, Mexico and Asia to livestock producers, feed companies and distributors.
•
  Virginiamycin. Virginiamycin is an antibacterial marketed under the brand names Stafac to swine, cattle, chickens and turkeys producers, Eskalin™ to dairy cows and beef cattle producers and V-Max® for beef cattle producers. Virginiamycin is used to prevent necrotic enteritis in chickens, treat and control swine dysentery and aid in the prevention of liver abscesses in cattle. Our experience in the development and production of virginiamycin has enabled us to develop significant intellectual property and know-how, which have helped protect against generics. We are the sole worldwide manufacturer and seller of virginiamycin.
•
  Carbadox. We market carbadox under the brand name Mecadox for use in swine feeds to control swine salmonellosis and swine dysentery and, as a result, improve animal performance and control swine salmonellosis and swine dysentery. Mecadox is sold primarily in the United States to feed companies and large integrated swine producers.
Anticoccidials are produced through fermentation and chemical synthesis, and are primarily used to prevent and control the disease coccidiosis in poultry and cattle, thereby promoting more efficient livestock growth. Coccidiosis is a disease of the digestive tract that has considerable health consequences to livestock and, as a result, is of great concern to livestock producers. We sell our anticoccidials primarily to integrated poultry producers and feed companies in North America, Latin America and Asia, and to international animal health companies. Our anticoccidial products include:
•
  Nicarbazin. We produce and market nicarbazin under the trademark Nicarb® and as an active pharmaceutical ingredient. Nicarbazin is a broad-spectrum anticoccidial used for coccidiosis prevention in chickens.

•
  Amprolium. We produce and market amprolium as an active pharmaceutical ingredient. We also have received FDA approval to sell amprolium as Boviprol™ 9.6% Oral Solution to cattle and calves.
•
  Salinomycin and Semduramicin. We produce and market Coxistac, Aviax/Aviax II™/Aviax Plus and Posistac™, which are in a class of compounds known as ionophores, to combat coccidiosis and increase feed efficiency in poultry and swine. We market our salinomycin and semduramicin products in Asia, Latin America and the Middle East and have received FDA approval to sell Coxistac in the United States.
Anthelmintics are used to treat infestations of parasitic intestinal worms. Our anthelmintic products include Rumatel® and Banminth® which are both marketed to control major internal nematode parasites in beef and dairy cattle and swine.
Bloat Guard® is an anti-bloat treatment used in cattle to control bloat in animals grazing on legume or wheat-pasture.
Nutritional Specialties
Our primary nutritional specialty products have been identified, developed and commercialized by our staff of nutritionists working with private research companies, leading universities and customers with whom we collaborate. For those of our nutritional specialty products that are not proprietary or exclusive to us, we typically maintain unique supply agreements or primary distributor status with the product developers giving us preferential access to trademarks, territories and research data. Our nutritional specialty products include:

Brand	Market Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality and effectiveness
Chromax®	1992	Source of organic chromium used to optimize swine production through reproductive efficiency
Biosaf®	1997	Heat stable live-cell yeast that optimize production efficiency
Procreatin 7®	1997	Live-cell yeast product for ruminant nutrition
Animate®	1999	Maintains proper blood calcium levels in dairy cows during critical transition period
Safmannan®	2000	Yeast cell wall components that optimize production efficiency
OmniGen-AF®	2004	Optimizes immune status in dairy cows
NutrafitoPlus™	2011	Proprietary blend that enhances absorption and utilization of nutrients for poultry, swine, ruminant and aquatic feeds
Provia 6086™	2013	Direct fed microbial for all classes of livestock

AB20® is a natural flow agent that, when added to feed, improves the overall feed quality. The product is one of the most thoroughly researched in the broad flow agent segment.
Chromax®, chromium tripicolinate, is a source of organic chromium used to optimize swine production and is predominantly used in sows where it has been proven to improve reproductive efficiency and litter size. Chromax can result in a significant return on investment for swine producers because of its low cost relative to other production costs and the reproductive and litter size improvements it promotes.
Procreatin 7® is a branded live-cell yeast product specifically selected for ruminant nutrition. It is a single strain of saccharomyces cerevisiae DNA-verified yeast.
Animate is a unique patented anionic mineral supplement that helps optimize the health and performance of the transition dairy cow and improves profitability for dairy producers.
OmniGen-AF is a proprietary nutritional specialty product manufactured and marketed exclusively by us that has been shown in various studies to help maintain a cow’s healthy immune system and improve their natural response to potential environmental and health challenges.

NutrafitoPlus™ is a proprietary blend of saponins, triterpenoids and polyphenols marketed exclusively by us in the U.S. and other countries that enhance the absorption and utilization of nutrients for poultry, swine, ruminant and aquaculture feeds.
Our other nutritional specialty products include Provia 6086™, a direct fed microbial, and Safmannan® and Biosaf®, yeast cell wall and protected live-cell yeast components, respectively, that optimize production efficiency.
Nutritional specialty products are marketed to livestock producers by working through key influencers, such as animal nutritionists and veterinarians.
Vaccines
We develop, manufacture and market vaccines primarily for poultry in China, South East Asia, India, Turkey, East and Central Europe, Africa, Brazil and other Latin American countries and Israel. In addition, we distribute certain autogenous vaccines for chickens in the United States. We produce vaccines which protect animals from both viral and bacterial disease challenges.
We have developed TAbic, a unique and proprietary delivery platform for vaccines. TAbic is a patented platform technology for formulation and delivery of vaccine strains in effervescent tablets. This technology provides superior convenience to poultry producers by requiring less storage space, less labor and increased dosing flexibility as compared to traditional delivery technology using bottles. Several of our vaccine products are available in the patented TAbic format.
The IB variant 1 and IB variant 2 vaccines are intermediate virulence live vaccine strains used for the prevention of Infectious Bronchitis in poultry. Both vaccine strains have become significant tools in the increasing global fight against infectious bronchitis in regions throughout the world. These vaccine strains present us with an opportunity for growth.
The M.B. strain of Gumboro vaccine is an intermediate virulence live vaccine strain used for the prevention of Infectious Bursal Disease. The intermediate strain was developed to provide protection against the new field epidemic virus, which is more virulent than those previously encountered.
The V.H. strain of Newcastle disease vaccine is a pathogenic strain and is effective when applied by aerosol, coarse spray, drinking water or eye-drops. It has been used successfully under various management and climate conditions in many breeds of poultry.
The autogenous vaccines for chickens produced using Epitopix’s proprietary SRP vaccine technology, which we distribute in the United States, are effective in reducing Salmonella and E. coli bacteria levels in broiler breeders and table egg laying hens. Salmonella and E. coli bacteria can cause food-borne illnesses and, consequently, are a focus of food safety.
We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines, such as the recombinant VP2 and EDS vaccines, being sold as monovalent vaccines or in combinations with other antigens.
Mineral Nutrition
Our mineral nutrition products principally include copper, zinc, cobalt, iron, selenium, manganese, magnesium, iodine and molybdenum.
Our major mineral nutrition customers are regional and national feed companies, distributors, co-ops, premixers, integrated swine, beef and poultry operations and pet food companies. The majority of our customers have nutrition staffs who determine their own formulae for custom trace mineral premixes.
Trace minerals’ costs fluctuate with commodity markets and therefore these products are price-sensitive. Their sale requires a focused effort on cost management, quality control, customer service, pricing and logistics execution to be profitable.
Performance Products
Our Performance Products business manufactures and markets products for use in the personal care, automotive, industrial chemical and chemical catalyst industries. We operate the business through our PhibroChem (a division of PAHC), Ferro Metal and Chemical Corporation Limited and Phibro-Tech, Inc. (“Phibro-Tech”) business units.

Sales and Marketing
Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of approximately 225 employees plus approximately 180 distributors who market our portfolio of more than 1,000 product presentations to animal feed companies, distributors and livestock producers in over 65 countries.
In direct sales markets, we sell our animal health and mineral nutrition products through our local sales offices, either directly to integrated poultry, swine and cattle integrators or through commercial animal feed manufacturers, wholesalers and distributors. Our sales representatives visit our customers, including animal feed companies, distributors and livestock producers, to inform, promote and sell our products and services. In direct service markets, our technical operations specialists provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use.
We sell our Performance Products through our local sales offices to the personal care, automotive, industrial chemical and chemical catalyst industries. We market these products predominately in the United States.
Customers
We have approximately 2,900 customers, of which approximately 2,500 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and pork operations and beef and dairy farmers, to be the primary customers of our livestock products. We sell our products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results. Our largest customer (a distributor) represented approximately 9% of our revenues for fiscal year ended June 30, 2014. Our Performance Products business has approximately 400 customers.
We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.
Product Registrations, Patents and Trademarks
We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it is intended to provide us with low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation which is protected as commercial secrets. To that end, we have more than 80 patents or pending applications in more than 40 countries but we believe that no single patent or trademark is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.
We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is controlled by regulatory authorities that are specific to each country (e.g., the FDA in the United States, Health Canada in Canada and EFSA/EMA in Europe). Because they regulate the safety and wholesomeness of the human food supply, their responsibility includes feed additives for animals from which human food products are derived. Each of our medicated products is registered separately in each country where it is sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2014, we had over 500 product registrations globally for our MFA products, including more than 90 product registrations for virginiamycin, and 280 product registrations globally for our vaccine products.

Additionally, many of our vaccine products are based on proprietary master seeds and proprietary or patented adjuvant formulations. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, including by seeking to require our employees, consultants, advisors and partners to enter into confidentiality agreements and other arrangements upon the commencement of their employment or engagement.
We seek to file and maintain trademarks around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain more than 1,250 trademark applications and registrations globally, identifying goods and services related to the care of livestock.
Our technology, brands and other intellectual property are important elements of our business. We rely on patent, trademark, copyright and trade secret laws, as well as non-disclosure agreements to protect our intellectual property rights. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property, as appropriate.
Regulatory
Many of our animal health and mineral nutrition products require licensing by a governmental agency before marketing. To maintain compliance with these regulatory requirements, we have established processes, systems and dedicated resources with end-to-end involvement from product concept to launch and maintenance in the market. Our regulatory function seeks to engage in dialogue with various global agencies regarding their policies that relate to animal health products.
United States
In the United States, governmental oversight of animal nutrition and health products is shared primarily by the United States Department of Agriculture (“USDA”) and the U.S. Food and Drug Administration (“FDA”). The United States Environmental Protection Agency (the “EPA”) has jurisdiction over certain products applied topically to animals or to premises to control external parasites and shares regulatory jurisdiction of ethanol manufactured in biofuel manufacturing facilities with the FDA.
The USDA and the FDA are primarily responsible for the safety and wholesomeness of the U.S. human food supply. The FDA regulates foods intended for human consumption and, through the Center for Veterinary Medicine (“CVM”), regulates the manufacture and distribution of animal drugs that will be given to animals from which human foods are derived. All manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug, and Cosmetic Act. To protect the food and drug supply for animals, the FDA develops technical standards for animal drug safety and effectiveness and evaluates data necessary to support approvals of veterinary drugs. Drug sponsors are required to file reports of certain product quality defects and adverse events in accordance with agency requirements.
The main regulatory body in the United States for veterinary pesticides is the EPA. The EPA’s Office of Pesticide Programs is responsible for the regulation of pesticide products applied to animals. All manufacturers of animal health pesticides must show their products will not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act. Within the United States, pesticide products that are approved by the EPA must also be approved by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies.
FDA approval of Type A/B/C Medicated Feed Articles and drugs is based on satisfactory demonstration of safety, efficacy, manufacturing quality standards and appropriate labelling. Efficacy requirements are based on the desired label claim and encompass all species for which label indication is desired. Safety requirements include target animal safety and, in the case of food animals, human food safety (HFS). HFS reviews encompass drug residue levels and the safety of those residue levels. In addition to the safety and efficacy requirements for animal drugs used in food-producing animals, environmental safety must be demonstrated. Depending on the compound, the environmental studies may be quite extensive and expensive. In many instances, the regulatory hurdles for a drug which will be used in food-producing animals are at least as stringent as if not more so than those required for a drug used in humans.

The Office of New Animal Drug Evaluation is responsible for reviewing information submitted by drug sponsors who wish to obtain approval to manufacture and sell animal drugs. A new animal drug is deemed unsafe unless there is an approved New Animal Drug Application (“NADA”). Virtually all animal drugs are “new animal drugs” within the meaning of the term in the Federal Food, Drug, and Cosmetic Act. An approved Abbreviated New Animal Drug Application (“ANADA”) is a generic equivalent of an NADA previously approved by the FDA. Both are administered by the FDA. The drug development process for human therapeutics can be more involved than that for animal drugs. However, because human food safety and environmental safety are issues for food-producing animals, the animal drug approval process for food-producing animals typically takes longer than for non-food-producing animals, such as companion animals.
The FDA may deny an NADA or ANADA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurances that FDA approval of any NADA or ANADA will be granted on a timely basis, or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NADA or ANADA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to FDA’s current Good Manufacturing Practice (“cGMP”) regulations. A manufacturing facility is periodically inspected by the FDA for determination of compliance with cGMP after an initial pre-approval inspection. Certain subsequent manufacturing changes must be approved by the FDA prior to implementation. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure compliance. The process of seeking FDA approvals can be costly, time consuming, and subject to unanticipated and significant delays. There can be no assurance that such approvals will be granted on a timely basis, or at all. Any delay in obtaining or any failure to obtain FDA or foreign government approvals, or the suspension or revocation of such approvals, would adversely affect our ability to introduce and market our products and to generate revenue.
The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. The sale of antibiotics is a material portion of our business. Legislative bills are introduced in the U.S. Congress from time to time which, if adopted, could have an adverse effect on our business. One of these initiatives is a proposed bill called the Preservation of Antibiotics for Medical Treatment Act, which has been introduced in every Congress since the mid 2000’s. To date, such bills have not had sufficient support to become law. Should statutory, regulatory or other developments result in restrictions on the sale of our products, it could have a material adverse impact on our financial position, results of operations and cash flows.
In November 2004, the CVM released a draft for comment of its risk assessment of streptogramin resistance for treatment of certain infections in humans attributable to the use of streptogramins in animals (the “risk assessment”). The risk assessment was initiated after approval of a human drug called Synercid (quinupristin/dalfopristin) for treating vancomycin resistant Enterococcus faecium (VREf), which led to increased attention regarding the use of streptogramins in animals. Synercid and virginiamycin are both members of the streptogramin class of antimicrobial drugs. The risk assessment was unable to produce any firm conclusions as to whether, and, if so, how much, the use of virginiamycin in food animals contributes to the occurrence of streptogramin-resistant infections in humans via a foodborne pathway.
The stated concern underlying the status of virginiamycin as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment VREf infections in humans. In September 2011, we requested that FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy. In March 2012, the FDA declined our request, citing primarily the need to engage all stakeholders on any possible changes to GFI 152 through the processes mandated by the FDA’s good guidance practices, including issuing guidance revisions in draft and giving the public an opportunity to comment. There can be no assurance that the FDA will in the future agree with our view that removal of the VREf indication for Synercid requires the FDA to remove virginiamycin from the GFI 152 list.
In April 2012, the CVM released its GFI 209 (“The Judicious Use of Medically Important Antimicrobial Drugs in Food-Producing Animals”). In December 2013, the CVM released the final version of GFI 213 (“New Animal Drugs and New Animal Drug Combination Products Administered in or on Medicated Feed or Drinking Water of Food-Producing Animals: Recommendations for Drug Sponsors for Voluntarily Aligning Product Use Conditions with GFI #209”), and the proposed language relating to amending the current Veterinary Feed Directive (“VFD”) regulations. The two Guidance documents and the proposed revised VFD language are all relevant to the use of MIAs in the feed or drinking water of food-producing animals. The two key principles of GFI 209 are that MIAs should be limited to those uses that are considered necessary for assuring animal health, namely for the prevention, control, and/or treatment of disease and that MIA use in food-producing animals should include veterinary oversight/consultation. GFI 213 outlines CVM’s proposal with respect to removing production claims for MIAs as well as the path a sponsor may take for new claims. These Guidance documents are not legally binding, but they do reflect the FDA’s current thinking. These GFIs provide an opportunity for sponsors to seek to amend product claims to more accurately reflect the health function of antimicrobial products; however, there can be no assurance that if a sponsor presents a specific proposal to pursue such changes the FDA will agree with that proposal or, even if the FDA does agree, that the execution of the work and the subsequent submission to the FDA will successfully achieve the desired label amendments.
The proposed revision to the current VFD language describes changes to the control of use of antimicrobial products and certain other drugs for use in animal feed. Currently in the United States, many approved antimicrobial products may be obtained and used without formal veterinary authorization. If the proposed VFD language is adopted, affected antimicrobial products could only be used if authorized by a veterinarian in accordance with the VFD. The current use of our antimicrobial products in the U.S. typically, but not always, involves veterinary oversight. However, the proposed VFD language could impose additional costs on some producers that may discourage them from using our antimicrobial products. The FDA has indicated it expects to complete the amendment to the VFD language by the end of 2016. The FDA has indicated that, provided it completes the VFD amendments within the proposed timeline, it would like sponsors to complete the process for label changes relating to the new GFI 213 within three years, that is, late 2016.
In the United States, the antibacterial products within our poultry business, our largest business in this region, as well as our cattle business, have both approved therapeutic and non-therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products in these segments is for therapeutic purposes. We currently generate a portion of our revenues from antibacterial products sold for use in turkeys and swine in the United States where we do not currently have therapeutic claims that match our customers’ usage patterns. We intend to ensure that our antibacterial product offerings are in full alignment with the FDA’s guidance documents within the FDA’s three-year implementation period, and will pursue both new and additional therapeutic claims for these products under the process provided by the FDA. However, there can be no assurance that we will be successful in obtaining such claims. While it is difficult to predict exactly what impact the removal of non-therapeutic claims for our products that are medically important antibacterials will ultimately have on our sales, we estimate that, had we voluntarily decided to withdraw all of our non-therapeutic claims in the United States, and did not add any new therapeutic claims, for our fiscal year ended June 30, 2014, our MFA & Other net sales would have been reduced by approximately $15 to $20 million.
Our carbadox product has been approved for use in food animals for over 40 years. In 1998, following a submission by the drug sponsor, the FDA conducted an evaluation of carbadox and found that it was safe based on the U.S. “sensitivity of the method” policy. Accordingly, the FDA continues to permit the approved use of carbadox. In June 2011, the FDA issued a letter to us requiring us to submit information relevant to the safety evaluation of carbadox. We have participated in a number of meetings with the CVM to discuss the approved conditions of use of carbadox in the United States and address the

CVM’s concerns that certain residues may persist in tissues for longer than previously determined. These discussions are ongoing, and we have indicated our willingness to work with the FDA and undertake further scientific studies if necessary to support the safe use of carbadox. There can be no assurance that the FDA will not seek some other course of action which could result in restriction of sales, or even a total ban on the use, of carbadox in the United States or that the results of any additional work we undertake will successfully support the continued market approval of carbadox.
In October of 2012, the FDA conducted a cGMP audit of various quality documents and records at our Teaneck, NJ headquarters. At the conclusion of the audit, the FDA issued inspectional observations (Form 483) relating to various analytical test results and practices, expiration dating and reporting requirements regarding specification non-conformance for one of our product formulations of virginiamycin (Stafac 20). The procedures used to generate information and data in our records were consistent with our documented Standard Operating Procedures. We responded to the inspectional observations in writing in December 2012. In May 2013, the FDA sent us a letter indicating they were seeking further explanation and corrective actions regarding the issues raised in the inspectional observations. We provided responses in July and August 2013 outlining changes and providing additional information to address the FDA requests. In December 2013, the FDA replied to our response, noting some changes and proposed refinements to the revised testing procedures for our product, indicating that it would be beneficial for us to engage a third party consultant with cGMP expertise, and indicating that our updated procedures, among additional cGMP requirements, would be reviewed at the FDA’s next inspection. While we believe we have taken appropriate actions to address our cGMP program, and are working to implement the FDA’s remaining recommendations promptly, there can be no assurance that the FDA will concur. Failure to comply with cGMP standards could have a financially material impact on our business.
In July 2008 and May 2010, the FDA conducted inspections of our Guarulhos, Brazil manufacturing facility. The FDA issued inspectional observations (Form 483) after each inspection, citing observations made with respect to operational procedures and processes. We worked to address the issues cited in the inspectional observations. In April 2012, the FDA conducted a cGMP inspection of the same facility. The inspection resulted in no adverse observations being reported and no inspectional observations (Form 483) were issued. The FDA issued a finalized Establishment Inspection Report (EIR) confirming acceptable cGMP compliance in September 2013.
Following an August 2009 plant inspection at a third party supplier’s plant in Canada, the FDA issued inspectional observations (Form 483) citing observations made with respect to the operational procedures and about which they required further comment, explanation or changes. In October 2011, the FDA issued a satisfactory EIR related to the same site indicating they had no further comment or questions.
European Union
European Union (“E.U.”) legislation requires that veterinary medicinal products must have a marketing authorization before they are placed on the market in the European Union. A veterinary medicinal product must meet certain quality, safety, efficacy and environmental criteria to receive a marketing authorization. The European Medicines Agency (and its main veterinary scientific committee, the Committee for Medicinal Products for Veterinary Use) and the national authorities in the various E.U. Member States, are responsible for administering this regime.
A separate E.U. regime applies to feed additives. It provides for a re-registration process for existing additives and this process is still ongoing. For certain types of additives the authorizations are not generic in nature (so that they can be relied upon by any operator) but are limited to the company that obtained the marketing authorization. They are known as Brand Specific Approvals (“BSAs”). The system is similar to the U.S. system, where regulatory approval is for the formulated product or “brand.”
The European Food Safety Authority (EFSA) is responsible for the E.U. risk assessment regarding food and feed safety. In close collaboration with national authorities and in open consultation with its stakeholders, EFSA provides independent scientific advice and communication on existing and emerging risks. EFSA may issue advice regarding the process of adopting or revising European legislation on food or feed safety, deciding whether to approve regulated substances such as pesticides and food additives, or, developing new regulatory frameworks and policies for instance in the field of nutrition. EFSA aims to provide appropriate, consistent, accurate and timely communications on food safety issues to all stakeholders and the public at large, based on the Authority’s risk assessments and scientific expertise. One of the key topics for the moment is containment of antimicrobial resistance.
A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product which has obtained a BSA and is sold in the European Union. Similarly, a BSA for our semduramicin product, Aviax, was published in 2006 and will require reauthorization in October of 2016. We intend to submit a dossier for reauthorization in accordance with the requirements of the EFSA. There can be no guarantee that the submission will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.
Brazil
The Ministry of Agriculture, Livestock Production and Supply (“MAPA”), is the regulatory body in Brazil that is responsible for the regulation and control of pharmaceuticals, biologicals and medicinal feed additives for animal use. MAPA’s regulatory activities are conducted through the Secretary of Agricultural Defense and its Livestock Products Inspection Department. These activities include the inspection and licensing of both manufacturing and commercial establishments for veterinary products, as well as the submission, review and approval of pharmaceuticals, biologicals and medicinal feed additives.
Rest of world
We are also subject to regulatory requirements governing investigation, clinical trials and marketing approval for animal drugs in many other countries in which our products are sold. The regulatory approval process includes similar risks to those associated with FDA and European Commission approval set forth above.
Global policy and guidance
Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy and manufacturers’ quality procedures (to assure the consistency of the products), as well as company records and reports. With the exception of Australia, Canada, Japan and New Zealand, most other countries’ regulatory agencies will generally refer to the FDA, USDA, European Union and other international animal health entities, including the World Organization for Animal Health, Codex Alimentarius Commission, the recognized international standard-setting body for food (“Codex”), in establishing their own standards and regulations for veterinary pharmaceuticals and vaccines.
The Joint FAO/WHO Expert Committee on Food Additives is an international expert scientific committee that is administered jointly by the Food and Agriculture Organization of the United Nations and the World Health Organization. It provides risk assessments and safety evaluations of residues of veterinary drugs in animal products as well as exposure and residue definition and maximum residue limit proposals for veterinary drugs in traded food commodities. These internationally published references may also be used by national authorities when setting domestic standards. We work with the national authorities to establish acceptable safe levels of residual product in food-producing animals after treatment. This in turn enables the calculation of appropriate withdrawal times for our products prior to an animal entering the food chain.
In July 2014, the Codex adopted risk management advice language for a number of compounds including carbadox. The advice language states “authorities should prevent residues of carbadox in food. This can be accomplished by not using carbadox in food producing animals.” The advice language is to provide advice only and is not binding on individual national authorities, and almost all national authorities already have long-established regulatory standards for carbadox, including prohibiting the use of carbadox in swine production within their territory, prohibiting the importation of pork from swine that are fed carbadox, or permitting the importation of pork from swine that are fed carbadox provided there is no detection of carbadox residues in the meat. The advice language may be considered by national authorities in making future risk management determinations. To the extent additional national authorities elect to follow the advice and prohibit the use of carbadox in food-producing animals and/or the importation of pork from swine that are fed carbadox, such decisions could have an adverse effect on our sales of carbadox in those countries or in countries that produce meat for export to those countries.
Advertising and promotion review
Promotion of ethical animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those approved claims and uses that have been reviewed and endorsed by the applicable agency. We conduct a review of promotion material for compliance with the local and regional requirements in the markets where we sell animal health products.
Food Safety Inspection Service/Generally Recognized As Safe
The FDA is authorized to determine the safety of substances (including “generally recognized as safe” (“GRAS”) substances, and food and feed additives), as well as prescribing safe conditions of use. The FDA, which has the responsibility for determining the safety of substances, together with the Food Safety and Inspection Service, the food safety branch within the USDA, maintain the authority in the United States to determine that new substances and new uses of previously approved substances are suitable for use in meat, milk and poultry products.
In 2008, the FDA announced that the agency required formal review of all additives used in the production of ethanol, including our Lactrol® product (formulated virginiamycin), where the co-products may be used for animal feed. Virginiamycin has been certified GRAS as a processing aid in ethanol production and as related to the use of the resulting distiller’s co-products for animal feed. We believe that this determination satisfies the FDA requirement. However, there can be no assurance we will be successful in maintaining market access for our Lactrol product or other ethanol production additives that we sell.
Competition
We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. Some competitors have greater financial, R&D, production and other resources than we have. Our competitive position is based principally on our product registrations, customer service and support, breadth of product line, product quality, manufacturing technology, facility location, and product prices. We face competition in every market in which we participate. Some of our principal competitors include Bayer AG, Ceva Santé Animale, Boehringer Ingelheim International GMBH, Eli Lilly and Company (Elanco Animal Health), Huvepharma Inc., Lallemand Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Novartis AG, Pennfield Corporation, Sanofi (Merial), Southeastern Minerals, Inc., Virbac and Zoetis Inc. Many of our products face competition from products that may be used as an alternative or substitute.
There continues to be consolidation in the animal health market, which could strengthen our competitors. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position, however, we believe the following strengths create sustainable competitive advantages that will enable us to continue our growth as a leader in our industry:
Products Aligned with Need for Increased Protein Production
Increased scarcity of natural resources is increasing the need for efficient production of food animals such as poultry, swine and cattle. Our key animal health products, including our MFAs, vaccines and nutritional specialty products, help prevent and manage disease outbreaks and enhance nutrition to help support natural defenses against diseases. These products are often critical to our customers’ efficient production of healthy animals. Our leading product franchise, Stafac/V-Max/Eskalin, is approved in over 30 countries for use in poultry and swine and is regarded as one of the leading MFA products for livestock. Similarly, our nutritional product offerings like OmniGen-AF are used increasingly in the global dairy industry.

Global Presence with Existing Infrastructure in Key High-Growth Markets
We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations in 14 countries and established sales, marketing and distribution network in over 65 countries, provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Asia Pacific, Russia and former CIS countries, Mexico, Turkey, Australia, Canada and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 37% of our revenues for the year ended June 30, 2014.
Leading Positions in High Growth Sub-sectors of the Animal Health Market
We are a global leader in the development, manufacture and commercialization of MFA products for the animal health market, a sector that, according to Vetnosis, is projected to grow at a compound annual rate of approximately 5.3% between 2012 and 2017. Measured by revenues, we were the 3rd largest business in the MFA sector in 2012. We believe we are well positioned in the fastest growing food animal species segments of the animal health market with significant presence in poultry and swine, which are projected by Vetnosis to grow globally at compound annual rates between 2012 and 2017 of 6.2% and 6.6%, respectively.
Diversified and Complementary Product Portfolio with Strong Brand Name Recognition
We market products across the three largest livestock species (poultry, cattle and swine) and aquaculture and in the major product categories (MFAs, vaccines and nutritional specialty products). We believe our diversity of species and product categories enhances our sales mix and lowers our sales concentration risk. The complementary nature of our Animal Health and Mineral Nutrition portfolio provides us with unique cross-selling opportunities that can be used to gain access to new customers or deepen our relationships with existing customers. We believe we have strong brand name recognition for the Phibro name and for many of our animal health and mineral nutrition products and we believe Phibro Vaccines are recognized as an industry standard in efficacy against highly virulent disease challenges. Our diverse portfolio of products also allows us to address the distinct growing conditions of livestock in different regions.
Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships
Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 225 employees and a broad distribution network, we market our portfolio of more than 1,000 product presentations to livestock producers and veterinarians in over 65 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 100 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.
Experienced, Committed Employees and Management Team
We have a diverse and highly skilled team of animal health professionals, including technical and field service personnel located in key countries throughout the world. These individuals have extensive field experience and are vital to helping us maintain and grow our business. Our field team consists of more than 180 people, a substantial portion of whom have more than 20 years of experience in the animal health industry and many of whom have been with us for more than 10 years.
We have a strong management team with a proven track record of success at both the corporate and operating levels. The executive management team has diverse backgrounds and an average of approximately 17 years of experience in the animal health industry.

Employees
As of August 31, 2014, we had more than 1,100 employees. Employees at our Guarulhos, Brazil facility are covered by a multi-employer regional industry-specific union. Our Israeli operations operate under the terms of Israel’s national collective bargaining agreement. Certain of our Israeli employees are covered by collective bargaining agreements. Certain employees are covered by individual employment agreements. We believe our relations with union and non-union employees are good.
Manufacturing
The Animal Health business segment manufactures many products internally and supplements that production with contract manufacturing organizations (“CMOs”) as necessary.
We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial related products at our facilities in Guarulhos, Brazil (virginiamycin and semduramicin) and Braganca Paulista, Brazil (nicarbazin). We manufacture active pharmaceutical ingredients (nicarbazin and amprolium) at our facility in Naot Hovav (formerly Ramat Hovav), Israel. We produce vaccines at our facility in Beit Shemesh, Israel. We produce pharmaceuticals, disinfectants and other animal health products at our facility in Petach Tikva, Israel. We produce certain of our major nutritional specialty and mineral nutrition products at our facility in Quincy, Illinois, and we produce certain of our mineral nutrition products at our facility in Omaha, Nebraska.
We supplement internal manufacturing and production capabilities with CMOs. We purchase active pharmaceutical ingredients for other medicated products from CMOs in China, India and other locations. We then formulate the final dosage form in our facilities and in contract facilities located in the United States, Brazil, Canada, Mexico, Australia, China and Israel.
We purchase certain raw materials necessary for the commercial production of our products from a variety of third-party suppliers. Such raw materials are generally available from multiple sources, are purchased worldwide and are normally available in quantities adequate to meet the needs of the Company’s business.
Additionally, we are joint investors in a fermentation facility in Hannibal, Missouri.
We believe that our existing sites, as supplemented by CMOs, are adequate for our current requirements and for our operations in the foreseeable future.
Research and Development
Most of our manufacturing facilities have chemists and technicians on staff involved in product development, quality assurance, quality control and providing technical services to customers. Research, development and technical service efforts are conducted by our veterinarians (DVMs) and nutritionists at various facilities.
We operate Animal Health R&D at our facilities in: (i) Guarulhos, Brazil; (ii) Beit Shemesh, Israel; (iii) Naot Hovav (formerly Ramat Hovav), Israel; (iv) Quincy, Illinois; (v) Corvallis, Oregon; (vi) Manhattan, Kansas; and (vii) St. Paul, Minnesota.
These facilities provide R&D services relating to: fermentation development and micro-biological strain improvement; vaccine development; chemical synthesis and formulation development; nutritional specialty product development; and ethanol-related products.
Our R&D expenses were $8.2 million, $6.6 million and $7.2 million for fiscal years 2014, 2013 and 2012, respectively.
Environmental, Health and Safety
Our operations and properties are subject to Environmental Laws (as defined below) and regulations. We have incurred, and will continue to incur, expenses to attain and maintain compliance with Environmental Laws. While we believe that our operations are currently in material compliance with Environmental Laws, we have, from time to time, received notices of violation from governmental authorities, and have been involved in civil or criminal action for such violations, including for odor releases or wastewater discharges in Guarulhos, Brazil and Naot Hovav (formerly Ramat Hovav), Israel. In May 2013, the parties involved in the wastewater discharge violation at the Naot Hovav facility in Israel reached a final settlement resolving all outstanding charges with no significant effect on the Company or any of its employees. Additionally, at various sites, our subsidiaries are engaged in continuing investigation, remediation and/or monitoring to address contamination associated with historical operations. We maintain accruals for costs and liabilities associated with Environmental Laws, which we currently believe are adequate. In many instances, it is difficult to predict the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred.
Governmental authorities have the power to enforce compliance with their regulations. Violators of Environmental Laws may be subject to civil, criminal and administrative penalties, injunctions or both. Failure to comply with Environmental Laws may result in the temporary or permanent suspension of operations and/or permits, limitations on production, or increased operating costs. In addition, private plaintiffs may initiate lawsuits for personal injury, property damage, diminution in property value or other relief as a result of our operations. Environmental Laws, and the interpretation or enforcement thereof, are subject to change and may become more stringent in the future, potentially resulting in substantial future costs or capital or operating expenses. We devote considerable resources to complying with Environmental Laws and managing environmental liabilities. We have developed programs to identify requirements under and maintain compliance with Environmental Laws; however, we cannot predict with certainty the impact of increased and more stringent regulation on our operations, future capital expenditure requirements, or the cost of compliance. Based upon our experience to date, we believe that the future cost of compliance with existing Environmental Laws, and liabilities for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.
Environmental Health and Safety Regulations.
The following summarizes the principal Environmental Laws affecting our business.
Waste Management. Our operations are subject to statutes and regulations addressing the contamination by, and management of, hazardous substances and solid and hazardous wastes. In the U.S., the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as the “Superfund” law, and comparable state laws, generally impose strict joint and several liability for costs of investigation and remediation and related liabilities, on defined classes of “potentially responsible parties” (“PRPs”). PRPs can be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. We have been, and may become, subject to liability under CERCLA for cleanup costs or investigation or clean up obligations or related third-party claims in connection with releases of hazardous substances at or from our current or former sites or offsite waste disposal facilities used by us, including those caused by predecessors or relating to divested properties or operations.
We must also comply with the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and comparable state laws regulating the treatment, storage, disposal, remediation and transportation of solid and hazardous wastes. These laws impose management requirements on generators and transporters of such wastes and on the owners and operators of treatment, storage and disposal facilities. As current or historic recyclers of chemical waste, certain of our subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by environmental regulatory authorities under RCRA. Our subsidiary Phibro-Tech currently has a RCRA operating permit for its Santa Fe Springs, California facility, for which a renewal application is under review. Phibro-Tech initially submitted an application for renewal of its permit for the Santa Fe Springs facility in 1996. The State of California is expected to issue a draft permit in 2014 or 2015 for public review and comment. In addition, because we or our subsidiaries have closed several facilities which had been the subject of RCRA permits, we or our subsidiaries have been and will be required to investigate and remediate certain environmental contamination conditions at these shutdown plant sites within the requirements of RCRA corrective action programs.

Federal Water Pollution Control Act, as amended. We must comply with regulations related to the discharge of pollutants to the waters of the United States without governmental authorization, including those pursuant to the Federal Water Pollution Control Act.
Chemical Product Registration Requirements. We must comply with regulations related to the testing, manufacturing, labeling, registration and safety analysis of our products in order to distribute many of our products, including, for example, in the U.S., the federal Toxic Substances Control Act and Federal Insecticide, Fungicide and Rodenticide Act, and in the European Union, the Regulation on Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”).
Air Emissions. Our operations are subject to the U.S. Clean Air Act (the “CAA”) and comparable U.S. state and foreign statutes and regulations, which regulate emissions of various air pollutants and contaminants. Certain of the CAA’s regulatory programs are the subject of ongoing review and/or are subject to ongoing litigation, such as the rules establishing new Maximum Achievable Control Technology for industrial boilers; significant expenditures may be required to meet current and emerging air quality standards. Regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other air quality regulations. States may choose to set more stringent air emissions rules than those in the CAA. State, national and international authorities have also issued requirements focusing on greenhouse gas reductions. In the U.S., the EPA has promulgated federal greenhouse gas regulations under the CAA affecting certain sources. In addition, a number of state, local and regional greenhouse gas initiatives are also being developed or are already in place. In Israel and Brazil, implementation of the Kyoto Protocol requirements regarding greenhouse gas emission reductions consists of energy efficiency regulations, carbon dioxide emissions allowances trading and renewable energy requirements.
Capital Expenditures.
We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $3.7 million for fiscal year 2014. We estimate that our capital expenditures for compliance will be $3.2 million and $3.0 million in fiscal years 2015 and 2016, respectively; however, these estimates are subject to change given the uncertainty of future Environmental Laws and the interpretation and enforcement thereof, as further described in this Annual Report on Form 10-K. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.
Contamination and Hazardous Substance Risks.
Investigation, Remediation and Monitoring Activities. Certain of PAHC’s subsidiaries that are currently or were historically engaged in recycling and other activities involving hazardous materials have been required to perform site investigations at their active, closed and former facilities and neighboring properties. Contamination of soil, groundwater and other environmental media has been identified or is suspected at several of these locations, including Santa Fe Springs, California; Powder Springs, Georgia; Union, Illinois; Sewaren, New Jersey; Sumter, South Carolina; and Joliet, Illinois, and regulatory authorities have required, and will continue to require, further investigation, corrective action and monitoring over future years. These subsidiaries also have been, and in the future may be, required to undertake additional capital improvements as part of these actions. In addition, RCRA and other applicable statutes and regulations require these subsidiaries to develop closure and post-closure plans for their facilities and in the event of a facility closure, obtain a permit which sets forth a closure plan for investigation, remediation and monitoring and requires post-closure monitoring and maintenance for up to 30 years. We believe we are in material compliance with these requirements and maintain adequate reserves to complete remediation and monitoring obligations at these locations.
In connection with past acquisitions and divestitures, we have undertaken certain indemnification obligations that require us, or may in the future require us, to conduct or finance environmental cleanups at sites we no longer own or operate. Under the terms of the sale of the former facility in Joliet, Illinois, Phibro-Tech remains responsible for any required investigation and remediation of the site attributable to conditions at the site at the time of the February 2011 sale date and we believe we have sufficient reserves to cover the cost of the remediation.

PRP at Omega Chemical Superfund Site. The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as PRPs due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a nearby property owner has filed a complaint in the Superior Court of the State of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for alleged contamination of groundwater underneath its property; a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site; and that same group of companies has served Phibro-Tech with a Notice of Endangerment and Intent to Sue Pursuant to RCRA § 7002(a)(1)(B) seeking to abate alleged imminent and substantial endangerment to health or the environment resulting from the lack of adequate offsite monitoring and groundwater source control associated with former and/or continuing operations at Phibro-Tech’s Santa Fe Springs facility. Due to the ongoing nature of the EPA’s investigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Potential Claims. In addition to cleanup obligations, we could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage, which liability may not be covered by insurance.
Environmental Accruals and Financial Assurance. We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $7.3 million and $8.3 million as of June 30, 2014 and 2013, respectively.
In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries have, in most instances, chosen to provide the required financial assurance by means of letters of credit issued pursuant to our Credit Facilities. As of June 30, 2014, the total outstanding balance of letters of credit providing such financial assurance was $12.5 million.
Workplace Health and Safety.
We are committed to manufacturing safe products and achieving a safe workplace. Our Environmental Health and Safety (“EHS”) Global Director, along with regional and site-based EHS professionals, manage environmental, health and safety matters throughout the Company. The site managers are responsible for implementing the established EHS controls. To protect employees, we have established health and safety policies, programs and processes at all our manufacturing sites. An external EHS audit is performed at each of our sites as needed based on the conditions at the respective sites.
Where You Can Find More information
We are subject to the information and periodic and current reporting requirements of the Exchange Act, and, in accordance therewith, will file periodic and current reports, proxy statements and other information with the Securities Exchange Commission (“SEC”). Such periodic and current reports, proxy statements and other information will be available to the public on the SEC’s website at www.sec.gov and through our website at www.pahc.com. You may also read or copy such periodic or current reports, proxy statements and other information the Company files with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information.
Item 1A.   Risk Factors
You should carefully consider all of the information set forth in this Annual Report on Form 10-K, including the following risk factors, before deciding to invest in our Class A common stock. If any of the following risks actually occurs, our business, financial condition, results of operation or cash flows could be materially adversely affected. In any such case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks below are not the only ones the Company faces. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces described below and elsewhere. See also “Forward-Looking Statements.”
Risk Factors Relating to Our Business
Restrictions on the use of antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of antibacterial resistance from bacteria from food-producing animals to human bacterial pathogens, and the causality and impact of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our medicinal feed additives portfolios. In some countries, this issue has led to government restrictions on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed, water, intramammary, topical, injectable or other route of administration). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In December 2013, the FDA announced a plan to phase out over a three-year period the use of medically important antibacterials administered in animal feed or water for growth promotion in food producing animals. Medically important antibacterials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) #152. The FDA plan objectives are described in GFI #209 and provide for the continued use of medically important antibacterials in food-producing animals for treatment, control and prevention of disease (“therapeutic” use) under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. In the United States, the antibacterial products within our poultry business, our largest business in this region, as well as our cattle business, have both approved therapeutic and non-therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products in these segments is at therapeutic dosage levels. We currently generate a portion of our revenues from antibacterial products sold for use in turkeys and swine in the United States where we do not currently have therapeutic claims that match our customers’ usage patterns. We intend to ensure that our antibacterial product offerings are in full alignment with the FDA’s guidance documents within the FDA’s three-year implementation period, and will pursue both new and additional therapeutic claims for these products with the FDA. However, there can be no assurance that we will be successful in obtaining such claims. While it is difficult to predict exactly what impact the removal of non-therapeutic claims for our products that are medically important antibacterials will ultimately have on our sales, we estimate that, based on our customers’ usage patterns, had we voluntarily decided to withdraw all of our non-therapeutic claims for these products in the United States, and did not add any new therapeutic claims for these products, our MFA & Other net sales would have been reduced by approximately $15 to $20 million for our fiscal year ended June 30, 2014.
Our carbadox product has been approved for use in food animals for over 40 years. Certain regulatory bodies have raised concerns about the possible presence of certain residues of our carbadox product in meat from animals that consume the product. The product was banned for use in the EU in 1998 and has been banned in several other countries outside the United States. In 1998, following a submission by the drug sponsor, the FDA conducted an evaluation of carbadox and found that it was safe based on the U.S. “sensitivity of the method” policy. Accordingly, the FDA continues to permit the approved use of carbadox. However, the FDA has subsequently raised concerns that certain residues from our carbadox product may persist in tissues for longer than previously determined. See “Business—Regulatory.” In July 2014, the Codex adopted risk management advice language for a number of compounds including carbadox. The advice language states “authorities should prevent residues of carbadox in food. This can be accomplished by not using carbadox in food producing animals.” The advice language is to provide advice only and is not binding on individual national authorities, and almost all national authorities already have long-established regulatory standards for carbadox. The advice language may be considered by national authorities in making future risk management determinations. To the extent additional national authorities elect to follow the risk management advice and prohibit the use of carbadox in food-producing animals, those decisions could have an adverse effect on our sales of carbadox in those countries or in countries like the United States that produce meat for export to those countries.
In 2008, the FDA announced that the agency required formal review of all additives used in the production of ethanol, including our Lactrol product (formulated virginiamycin), where the co-products may be used for animal feed. Virginiamycin has been certified by an independent expert panel convened by us as GRAS as a processing aid in ethanol production and as related to the use of the resulting distiller’s co-products for animal feed. We believe that this certification satisfies the FDA requirement. However, there can be no assurance we will be successful in maintaining market access for our Lactrol product or other ethanol production additives that we sell.
Our global sales of antibacterials and other related products were approximately $326.6 million for the year ended June 30, 2014. We cannot predict whether resistance concerns with antibacterials will result in additional restrictions, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.
A material portion of our sales are generated by antibacterials and other related products.
Our medicated products business is comprised of a relatively small number of compounds and accounted for 47% and 47% of net sales for the years ended June 30, 2014 and 2013, respectively. The significant loss of antibacterial or other related product sales for any reason, including competition, product bans or restrictions, public perception or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.
We face competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have.
Many of our products face competition from alternative or substitute products. We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Some competitors have greater financial, R&D, production and other resources than we have. Some of our principal competitors include Bayer AG, Ceva Santé Animale, Boehringer Ingelheim International GmbH, Eli Lilly and Company (Elanco Animal Health), Huvepharma Inc., Lallemand Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Novartis AG, Pennfield Corporation, Sanofi (Merial), Southeastern Minerals, Inc., Virbac and Zoetis Inc. To the extent these companies or new entrants offer comparable animal health, mineral nutrition or performance products at lower prices, our business could be adversely affected. New entrants could substantially reduce our market share or render our products obsolete.
In certain countries, because of our size and product mix, we may not be able to capitalize on changes in competition and pricing as fully as our competitors. In recent years, there have been new generic medicated products introduced to the livestock industry, particularly in the United States.
There continues to be consolidation in the animal health market, which could strengthen our competitors. Our competitors can be expected to continue to improve the formulation and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position or market share.
Outbreaks of animal diseases could significantly reduce demand for our products.
The demand for our products could be significantly affected by outbreaks of animal diseases, and such occurrences may have a material adverse impact on the sale of our products and our financial condition and results of operations. The outbreaks of disease are beyond our control and could significantly affect demand for our products and consumer perceptions of certain meat products. An outbreak of disease could result in governmental restrictions on the import and export of chicken, pork, beef or other products to or from our customers. This could also create adverse publicity that may have a material adverse effect on our ability to sell our products successfully and on our financial condition and results of operations. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes.
There has been substantial publicity regarding H1N1, known as North American (or Swine) Influenza and, previously, H5N1, known as Highly Pathogenic Avian Influenza, in the human population. There have also been concerns relating to E. coli in beef and other food poisoning micro-organisms in meats and other foods. Consumers may associate human health fears with animal diseases, food, food production or food animals whether or not it is scientifically valid, which may have an adverse impact on the demand for animal protein. Occurrences of this type could significantly affect demand for animal protein which in turn could affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
Outbreaks of an exotic or highly contagious disease in a country where we produce our products (particularly vaccines, which we currently produce in Israel) may result in other countries halting importation of our products for fear that our product may be contaminated with the exotic organism.
Perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products.
Our business depends heavily on a healthy and growing livestock industry. If the public perceives a risk to human health from the consumption of the food derived from animals that utilize our products, there may be a decline in the production of those food products and, in turn, demand for our products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of animal rights, nutrition and health-related or other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including the Company. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations.
Our business may be negatively affected by weather conditions and the availability of natural resources, as well as by climate change.
The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and weather-related pressures from diseases. As a result, we may experience regional and seasonal fluctuations in our results of operations.
In addition, livestock producers depend on the availability of natural resources, including abundant rainfall to sustain large supplies of drinking water, grasslands and grain production. Their animals’ health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth or floods, droughts or other weather conditions. In the event of adverse weather conditions or a shortage of fresh water, livestock producers may purchase less of our products.
Our operations could be subject to the effects of climate change.
Our operations and customers may be subject to potential physical impacts of climate change, including changes in weather patterns and the potential for extreme weather events, which could affect the manufacture and distribution of our products, agricultural yields and the demand for our products and result in additional regulation that increase our operating costs.
The testing, manufacturing, and marketing of certain of our products are subject to extensive regulation by numerous government authorities in the United States and other countries, including, but not limited to, the FDA.
Among other requirements, FDA approval of antibacterials and other medicated products, including the manufacturing processes and facilities used to produce such products, is required before such products may be marketed in the United States. Further, cross-clearance approvals are generally required for such products to be used in combination in animal feed. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country.
In addition to approval of the product and its labeling, regulatory authorities typically require approval and periodic inspection of the manufacturing facilities. In order to obtain FDA approval of a new animal health product, we must, among other things, demonstrate to the satisfaction of the FDA that the product is safe and effective for its intended uses and that we are capable of manufacturing the product with procedures that conform to FDA’s current cGMP regulations, which must be followed at all times. Following a cGMP inspection of our Teaneck, New Jersey headquarters in October 2012, the FDA issued inspectional observations (Form 483) relating to various analytical test results and practices, expiration dating and reporting requirements regarding specification non-conformance for one of our product formulations of virginiamycin (Stafac 20). In response to our subsequent submissions, the FDA sent us a letter in May 2013 indicating they were seeking further explanation and corrective actions regarding the issues raised in the inspectional observations, to which we responded. In December 2013, the FDA replied to our response, noting some changes and proposed refinements to the revised testing procedures for our product, indicating that it would be beneficial for us to engage a third party consultant with cGMP expertise, and indicating that our updated procedures, among additional cGMP requirements, would be reviewed at the FDA’s next inspection. These observations have not impacted our ability to market products in the United States or any other country, and we expect that the identified observations will be satisfactorily addressed. However, the FDA may not be satisfied by the responses and actions taken by us in regard to the inspectional observations cited. The FDA has various means of enforcing cGMP requirements, including seizures and injunctions and failure to resolve this cGMP issue could have a financially material impact on our business.
The process of seeking FDA approvals can be costly, time consuming, and subject to unanticipated and significant delays. There can be no assurance that such approvals will be granted to us on a timely basis, or at all. Any delay in obtaining or any failure to obtain FDA or foreign government approvals or the suspension or revocation of such approvals would adversely affect our ability to introduce and market medicated feed additive products and to generate product revenue. For more information on FDA and foreign government approvals and cGMP issues, see “Business—Regulatory.”
We may experience declines in the sales volume and prices of our products as the result of the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups.
We make a majority of our sales to a number of regional and national feed companies, distributors, co-ops, blenders, integrated poultry, and swine and cattle operations. Significant consolidation of our customers may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups potentially could enable such groups to attempt to extract price discounts on our products.

Moreover, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenues. Consolidation among our customer base may also lead to reduced demand for our products and replacement of our products by the combined entity with those of our competitors. The result of these developments may have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to risk based on customer exposure to rising costs and reduced customer income.
Feed, fuel and transportation and other key costs for livestock producers may increase or animal protein prices or sales may decrease. Either of these trends could cause deterioration in the financial condition of our livestock producer customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock producer customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products.
Generic products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to certain of our products. We depend primarily on trade secrets to provide us with competitive advantages for many of our products. The protection afforded is limited by the availability of new competitive products or generic versions of existing products that can successfully compete with our products. As a result, we may face competition from new competitive products or lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of pricing, and generic products are an increasing percentage of overall animal health sales in certain regions. If animal health customers increase their use of new or existing generic products, our financial condition and results of operations could be materially adversely affected.
Advances in veterinary medical practices and animal health technologies could negatively affect the market for our products.
The market for our products could be impacted negatively by the introduction and/or broad market acceptance of newly-developed or alternative products that address the diseases and conditions for which we sell products, including “green” or “holistic” health products or specially bred disease-resistant animals. In addition, technological breakthroughs by others may obviate our technology and reduce or eliminate the market for our products. Introduction or acceptance of such products or technologies could materially adversely affect our business, financial condition and results of operations.
The misuse or extra-label use of our products may harm our reputation or result in financial or other damages.
Our products have been approved for use under specific circumstances for, among other things, the prevention, control and/or treatment of certain diseases and conditions in specific species, in some cases subject to certain dosage levels or minimum withdrawal periods prior to the slaughter date. There may be increased risk of product liability if livestock producers or others attempt any extra-label use of our products, including the use of our products in species for which they have not been approved, or at dosage levels or periods prior to withdrawal that have not been approved. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of any of our products for extra-label use, such agency could request that we modify our training or promotional materials and practices and we could be subject to significant fines and penalties. The imposition of these sanctions could also affect our reputation and position within the industry. Even if we were not responsible for having promoted the extra-label use, concerns could arise about the safety of the resulting meat in the human food supply. Any of these events could materially adversely affect our financial condition and results of operations.
Animal health products are subject to unanticipated safety or efficacy concerns, which may harm our reputation.
Unanticipated safety or efficacy concerns can arise with respect to animal health products, whether or not scientifically or clinically supported, leading to product recalls withdrawals or suspended or declining sales as well as product liability, and other claims.

In addition, we depend on positive perceptions of the safety and quality of our products, and animal health products generally, by our customers, veterinarians and end-users, and such concerns may harm our reputation. In some countries, these perceptions may be exacerbated by the existence of counterfeit versions of our products, which, depending on the legal and law enforcement recourse available in the jurisdiction where the counterfeiting occurs, may be difficult to police or stop. These concerns and the related harm to our reputation could materially adversely affect our financial condition and results of operations, regardless of whether such reports are accurate.
We are dependent on suppliers having current regulatory approvals, and the failure of those suppliers to maintain these approvals or challenges in replacing any of those suppliers could affect our supply of materials or affect the distribution or sale of our products.
Suppliers and third party contract manufacturers for our animal health and mineral nutrition products, like us, are subject to extensive regulatory compliance. If any one of these third parties discontinues its supply to us because of significant regulatory violations or otherwise, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In this event, we may seek to enter into agreements with third parties to purchase raw materials or products or to lease or purchase new manufacturing facilities. We may be unable to find a third party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to us or the cost of those pharmaceuticals may be prohibitive. If we have to obtain substitute materials or products, additional regulatory approvals will likely be required, as approvals are typically specific to a single product produced by a specified manufacturer in a specified facility. As such, the use of new facilities also requires regulatory approvals. While we take measures where economically feasible and available to secure back-up suppliers, the continued receipt of active ingredients or products from a sole source supplier could create challenges if a sole source was interrupted. We may not be able to provide adequate and timely product to eliminate any threat of interruption of supply of our products to customers and these problems may materially adversely impact our business.
The raw materials used by us in the manufacture of our products can be subject to price fluctuations and their availability can be limited.
While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials. Although no single raw material accounted for more than 6% of our cost of goods sold for the year ended June 30, 2014, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages of such raw materials will not occur. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.
Our revenues are dependent on the continued operation of our various manufacturing facilities.
Although presently all our manufacturing facilities are considered to be in good condition, the operation of our manufacturing facilities involves many risks, including the breakdown, failure or substandard performance of equipment, construction delays, shortages of materials, labor problems, power outages, the improper installation or operation of equipment, natural disasters, terrorist activities, the outbreak of any highly contagious diseases near our production sites and the need to comply with environmental and other directives of governmental agencies. In addition, regulatory authorities such as the FDA typically require approval and periodic inspection of the manufacturing facilities to confirm compliance with applicable regulatory requirements, and those requirements may be enforced by various means, including seizures and injunctions. Certain of our product lines are manufactured at a single facility, and certain of our product lines are manufactured at a single facility with limited capacity at a second facility, and production would not be easily transferable to another site. The occurrence of material operational problems, including but not limited to the above events, may adversely affect our financial condition and results of operations.
A significant portion of our operations are conducted in foreign jurisdictions and are subject to the economic, political, legal and business environments of the countries in which we do business.
Our international operations could be limited or disrupted by any of the following:
•
  volatility in the international financial markets;
•
  compliance with governmental controls;
•
  difficulties enforcing contractual and intellectual property rights;
•
  compliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar non-U.S. laws and regulations;
•
  compliance with foreign labor laws;
•
  compliance with Environmental Laws;
•
  burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements;
•
  changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers;
•
  political and social instability, including crime, civil disturbance, terrorist activities and armed conflicts;
•
  trade restrictions, export controls and sanctions laws and restrictions on direct investments by foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury;
•
  changes in tax laws and tariffs;
•
  costs and difficulties in staffing, managing and monitoring international operations; and
•
  longer payment cycles and increased exposure to counterparty risk.
The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability.
In addition, international transactions may involve increased financial and legal risks due to differing legal systems and customs. Compliance with these requirements may prohibit the import or export of certain products and technologies or may require us to obtain a license before importing or exporting certain products or technology. A failure to comply with any of these laws, regulations or requirements could result in civil or criminal legal proceedings, monetary or non-monetary penalties, or both, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. In addition, variations in the pricing of our products in different jurisdictions may result in the unauthorized importation of our products between jurisdictions. While the impact of these factors is difficult to predict, any of them could materially adversely affect our financial condition and results of operations. Changes in any of these laws, regulations or requirements, or the political environment in a particular country, may affect our ability to engage in business transactions in certain markets, including investment, procurement and repatriation of earnings.

We are subject to product registration and authorization regulations in many of the jurisdictions in which we operate and/or distribute our products, including the United States and member states of the European Union.
We are subject to regulations related to testing, manufacturing, labeling, registration, and safety analysis in order to lawfully distribute many of our products, including for example, in the U.S., the federal Toxic Substances Control Act and the Federal Insecticide, Fungicide, and Rodenticide Act, and in the European Union, the Regulation on REACH. We are also subject to similar requirements in many of the other jurisdictions in which we operate and/or distribute our products. In some cases, such registrations are subject to periodic review by relevant authorities. Such regulations may lead to governmental restrictions or cancellations of, or refusal to issue, certain registrations or authorizations, or cause us or our customers to make product substitutions in the future. Such regulations may also lead to increased third party scrutiny and personal injury or product liability claims. Compliance with these regulations can be difficult, costly and time consuming and liabilities or costs relating to such regulations could have a material adverse effect on our business, financial condition and results of operations.
We have significant assets located outside the United States and a significant portion of our sales and earnings is attributable to operations conducted abroad.
As of June 30, 2014, we had manufacturing and sales operations in 14 countries and sell our products in over 65 countries. Our operations outside the United States accounted for 53% and 56% of our consolidated assets as of June 30, 2014 and 2013, respectively, and 37% and 37% of our consolidated net sales for the years ended June 30, 2014 and 2013, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.
Changes in the relative values of currencies take place from time to time and could in the future adversely affect our results of operations as well as our ability to meet interest and principal obligations on our indebtedness. To the extent that the U.S. dollar fluctuates relative to the applicable foreign currency, our results are favorably or unfavorably affected. We may from time to time manage this exposure by entering into foreign currency contracts. Such contracts generally are entered into with respect to anticipated costs denominated in foreign currencies for which timing of the payment can be reasonably estimated. No assurances can be given that such hedging activities will not result in, or will be successful in preventing, losses that could have an adverse effect on our financial condition or results of operations. There are times when we do not hedge against foreign currency fluctuations and therefore are subject to the risks associated with fluctuations in currency exchange rates.
In addition, international manufacturing, sales and raw materials sourcing are subject to other inherent risks, including possible nationalization or expropriation, labor unrest, political instability, price and exchange controls, limitation on foreign participation in local enterprises, health-care regulation, export duties and quotas, domestic and international customs and tariffs, compliance with export controls and sanctions laws, the Foreign Corrupt Practices Act and other laws and regulations governing international trade, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, and potentially adverse tax consequences. Although such risks have not had a material adverse effect on us in the past, these factors could have a material adverse impact on our ability to increase or maintain our international sales or on our results of operations in the future.
We have manufacturing facilities located in Israel and a portion of our net sales and earnings is attributable to products produced and operations conducted in Israel.
Our Israeli manufacturing facilities and local operations accounted for 21% and 24% of our consolidated assets as of June 30, 2014 and 2013, respectively, and 19% and 18% of our consolidated net sales for the years ended June 30, 2014 and 2013, respectively. We maintain manufacturing facilities in Israel, which manufacture:
•
  nicarbazin and amprolium anticoccidials, most of which are exported from Israel to major world markets;
•
  vaccines, a substantial portion of which are exported to international markets; and

•
  animal health pharmaceuticals and trace minerals and nutritional specialty products for the local animal feed industry.
A substantial portion of this production is exported from Israel to major world markets. Accordingly, our Israeli operations are dependent on foreign markets and the ability to reach those markets. Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel’s international trade. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israeli companies. Currently, the Palestinian Authority is promoting a boycott against goods produced in Israeli settlements in the West Bank. We cannot predict whether such boycott will expand to include all Israeli goods, or the extent to which other countries will join in such boycott. We do not believe that the boycott has had a material adverse effect on us, but we cannot provide assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on our operations or expansion of our business. Our Israeli subsidiaries receive a portion of their revenues in U.S. dollars while their expenses are principally payable in New Israeli Shekels. Changes in the currency exchange rates could have an adverse effect on our results of operations.
We have manufacturing facilities located in Brazil and a portion of our sales and earnings is attributable to products produced and operations conducted in Brazil.
Our Brazilian manufacturing facilities and local operations accounted for 19% and 19% of our consolidated assets, as of June 30, 2014 and 2013, respectively, and 22% and 23% of our consolidated net sales for the years ended June 30, 2014 and 2013, respectively. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.
Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Brazil.
Certain of our employees are covered by collective bargaining or other labor agreements.
As of June 30, 2014, approximately 182 of our Israeli employees and 341 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.
The loss of key personnel may disrupt our business and adversely affect our financial results.
Our operations and future success are dependent on the continued efforts of our senior executive officers and other key personnel. Although we have entered into employment agreements with certain executives, we may not be able to retain all of our senior executive officers and key employees. These senior executive officers and other key employees may be hired by our competitors, some of which have considerably more financial resources than we do. The loss of the services of any of our senior executive officers or other key personnel, or the inability to hire and retain qualified employees, could have a material adverse effect on our business, financial condition and results of operations.
Our R&D relies on evaluations in animals, which may become subject to bans or additional regulations.
As a company that produces animal health medicines and vaccines, evaluation of our existing and new products in animals is required in order to be able to register our products. Animal testing in certain industries has been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to ban animal testing or encourage the adoption of additional regulations applicable to animal testing. To the extent that the activities of such organizations and individuals are successful, our R&D, and by extension our financial condition and results of operations, could be materially adversely affected. In addition, negative publicity about us or our industry could harm our reputation.
Our operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations.
We are subject to environmental, health and safety laws and regulations, including those governing pollution; protection of the environment; the use, management and release of hazardous materials, substances and wastes; air emissions; greenhouse gas emissions; water use, supply, and discharges; the investigation and remediation of contamination; the manufacture, distribution and sale of regulated materials, including pesticides; the importing, exporting and transportation of products; and the health and safety of our employees and the public (collectively, “Environmental Laws”). See “Business— Environmental, Health and Safety.”
Pursuant to Environmental Laws, certain of our subsidiaries are required to obtain and maintain numerous governmental permits, licenses, registrations, authorizations and approvals, including “RCRA Part B” hazardous waste permits, to conduct various aspects of their operations (collectively “Environmental Permits”), any of which may be subject to suspension, revocation, modification, termination or denial under certain circumstances or which may not be renewed upon their expiration for various reasons, including noncompliance. See “Business—Environmental, Health and Safety.” These Environmental Permits can be difficult, costly and time consuming to obtain and may contain conditions that limit our operations. Additionally, any failure to obtain and maintain such Environmental Permits could restrict or otherwise prohibit certain aspects of our operations, which could have a material adverse effect on our business, financial condition and results of operations.
We have expended, and may be required to expend in the future, substantial funds for compliance with Environmental Laws. As recyclers of hazardous metal-containing chemical wastes, certain of our subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by environmental regulatory authorities under Environmental Laws, including those relating to the generation, transportation, treatment, storage and disposal of solid and hazardous wastes under the RCRA. In the past, some of our subsidiaries have paid fines and entered into consent orders to address alleged environmental violations. See “Business— Environmental, Health and Safety.” We cannot assure you that our operations or activities or those of certain of our subsidiaries, including with respect to compliance with Environmental Laws, will not result in civil or criminal enforcement actions or private actions, regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial measures or costs, revocation of required Environmental Permits, or fines, penalties or damages, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot predict the extent to which Environmental Laws, and the interpretation or enforcement thereof, may change or become more stringent in the future, each of which may affect the market for our products or give rise to additional capital expenditures, compliance costs or liabilities that could be material.
Our operations or products may impact the environment or cause or contribute to contamination or exposure to hazardous substances.
Given the nature of our current and former operations, particularly at our chemical manufacturing sites, we have incurred, are currently incurring and may in the future incur liabilities under the CERCLA, or under other federal, state, local and foreign Environmental Laws related to releases of or contamination by hazardous substances, with respect to our current or former sites, adjacent or nearby third-party sites, or offsite disposal locations. See “Business—Environmental, Health and Safety.” Certain Environmental Laws, including CERCLA, can impose strict, joint, several, and retroactive liability for the cost of investigation and cleanup of contaminated sites on owners and operators of such sites, as well as on persons who dispose of or arrange for disposal of hazardous substances at such sites. Accordingly, we could incur liability, whether as a result of government enforcement or private claims, for known or unknown liabilities at, or caused by migration from or hazardous waste transported from, any of our current or former facilities or properties, including those owned or operated by predecessors or third parties. See “Business—Environmental, Health and Safety.” Such liability could have a material adverse effect on our business, financial condition and results of operations.
The nature of our current and former operations also exposes us to the risk of claims under Environmental Laws. We could be subject to claims by environmental regulatory authorities, individuals and other third parties seeking damages for alleged personal injury, property damage, and damages to natural resources resulting from hazardous substance contamination or human exposure caused by our operations, facilities or products, and there can be no assurance that material costs and liabilities will not be incurred in connection with any such claims. Our insurance may not be sufficient to cover any of these exposure, product, injury or damage claims.
Furthermore, regulatory agencies are showing increasing concern over the impact of animal health products and livestock operations on the environment. This increased regulatory scrutiny may necessitate that additional time and resources be spent to address these concerns for both new and existing products and could affect product sales and materially adversely affect our business, financial condition or results of operations.
We cannot assure you that our liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect our business, financial condition or results of operations.
We have been and may continue to be subject to claims of injury from direct exposure to certain of our products which constitute or contain hazardous substances and from indirect exposure when such substances are incorporated into other companies’ products.
Because certain of our products constitute or contain hazardous substances, and because the production of certain chemicals involves the use, handling, processing, storage and transportation of hazardous substances, from time to time we are subject to claims of injury from direct exposure to such substances and from indirect exposure when such substances are incorporated into other companies’ products. There can be no assurance that as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such substances. We are also party to a number of claims and lawsuits arising out of the normal course of business, including product liability claims and allegations of violations of governmental regulations, and face present and future claims with respect to workplace exposure, workers’ compensation and other matters. In most cases, such claims are covered by insurance and, where applicable, workers’ compensation insurance, subject to policy limits and exclusions; however, our insurance coverage, to the extent available, may not be adequate to protect us from all liabilities which we might incur in connection with the manufacture, sale and use of our products. Insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim or series of claims brought against us in excess of our insurance coverage could have a materially adverse effect on our business, financial condition and results of operations. In addition, any claims, even if not ultimately successful, could adversely affect the marketplace’s acceptance of our products.
We are subject to risks from litigation that may materially impact our operations.
We face an inherent business risk of exposure to various types of claims and lawsuits. We are involved in various legal proceedings that arise in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every pending claim or lawsuit or the range of probable loss, we believe these pending lawsuits and claims will not individually or in the aggregate have a material adverse impact on our results of operations. However, we could in the future be subject to various lawsuits, including intellectual property, product liability, personal injury, product warranty, environmental or antitrust claims, among others, and incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period.
We are subject to risks that may not be covered by our insurance policies.
In addition to pollution and other environmental risks, we are subject to risks inherent in the animal health, mineral nutrition and performance products industries, such as explosions, fires and spills or releases. Any significant interruption of operations at our principal facilities could have a material adverse effect on us. We maintain general liability insurance, pollution legal liability insurance, and property and business interruption insurance with coverage limits that we believe are adequate. Because of the nature of industry hazards, it is possible that liabilities for pollution and other damages arising from a major occurrence may not be covered by our insurance policies or could exceed insurance coverages or policy limits or that such insurance may not be available at reasonable rates in the future. Any such liabilities, which could arise due to injury or loss of life, severe damage to and destruction of property and equipment, pollution or other environmental damage or suspension of operations, could have a material adverse effect on our business.
Adverse U.S. and international economic and market conditions may adversely affect our product sales and business.
Current U.S. and international economic and market conditions are uncertain. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including the challenges faced in the credit markets and financial services industry. If domestic and global economic and market conditions remain uncertain or persist or deteriorate further, we may experience material impacts on our business, financial condition and results of operations. Adverse economic conditions impacting our customers, including, among others, increased taxation, higher unemployment, lower customer confidence in the economy, higher customer debt levels, lower availability of customer credit, higher interest rates and hardships relating to declines in the stock markets, could cause purchases of meat products to decline, resulting in a decrease in purchases of our products, which could adversely affect our financial condition and results of operation.
Adverse economic and market conditions could also negatively impact our business by negatively affecting the parties with whom we do business, including among others, our customers, our manufacturers and our suppliers.
We may not be able to realize the expected benefits of our investments in emerging markets.
We have been taking steps to take advantage of the rise in global demand for animal protein in emerging markets, including by expanding our manufacturing presence, sales, marketing, and distribution in these markets. Failure to continue to maintain and expand our business in emerging markets could also materially adversely affect our operating results and financial condition.
Some countries within emerging markets may be especially vulnerable to periods of local, regional or global economic, political or social instability or crisis. For example, our sales in certain emerging markets have suffered from extended periods of disruption due to natural disasters. Furthermore, we have also experienced lower than expected sales in certain emerging markets due to local, regional and global restrictions on banking and commercial activities in those countries. For all these and other reasons, sales within emerging markets carry significant risks.
We may not be able to expand through acquisitions or integrate successfully the products, services and personnel of acquired businesses.
From time to time, we may make selective acquisitions to expand our range of products and services and to expand the geographic scope of our business. However, we may be unable to identify suitable targets, and competition for acquisitions may make it difficult for us to consummate acquisitions on acceptable terms or at all. We may not be able to locate any complementary products that meet our requirements or that are available to us on acceptable terms or we may not have sufficient capital resources to consummate a proposed acquisition. In addition, assuming we identify suitable products or partners, the process of effectively entering into these arrangements involves risks that our management’s attention may be diverted from other business concerns. Further, if we succeed in identifying and consummating appropriate acquisitions on acceptable terms, we may not be able to integrate successfully the products, services and personnel of any acquired businesses on a basis consistent with our current business practice. In particular, we may face greater than expected costs, time and effort involved in completing and integrating acquisitions and potential disruption of our ongoing business. Furthermore, we may realize fewer, if any, synergies than envisaged. Our ability to manage acquired businesses may also be limited if we enter into joint ventures or do not acquire full ownership or a controlling stake in the acquired business. In addition, continued growth through acquisitions may significantly strain our existing management and operational resources. As a result, we may need to recruit additional personnel, particularly at the level below senior management, and we may not be able to recruit qualified management and other key personnel to manage our growth. Moreover, certain transactions could adversely impact earnings as we incur development and other expenses related to the transactions and we could incur debt to complete these transactions. Debt instruments could contain contractual commitments and covenants that could adversely affect our cash flow and our ability to operate our business, financial condition and results of operations.
We may not successfully implement our business strategies or achieve expected gross margin improvements.
We are pursuing and may continue to pursue strategic initiatives that management considers critical to our long-term success, including, but not limited to, increasing sales in emerging markets, base revenue growth through new product development and value added product lifecycle development; improving operational efficiency through manufacturing efficiency improvement and other programs; and expanding our complementary products and services. There are significant risks involved with the execution of these types of initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. It could take several years to realize the anticipated benefits from these initiatives, if any benefits are achieved at all. We may be unable to achieve expected gross margin improvements on our products or technologies. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.
Our product approval, R&D, acquisition and licensing efforts may fail to generate new products and product lifecycle developments.
Our future success depends on both our existing product portfolio, including our ability to obtain cross-clearances enabling the use of our medicated products in conjunction with other products, approval for use of our products with new species, approval for new claims for our products, approval of our products in new markets, and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. The majority of our R&D programs focus on product lifecycle development, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations. We commit substantial effort, funds and other resources to expanding our product approvals and R&D, both through our own dedicated resources and through collaborations with third parties.
We may be unable to determine with accuracy when or whether any of our expanded product approvals for our existing product portfolio or any of our products now under development will be approved or launched, or we may be unable to obtain expanded product approvals or develop, license or otherwise acquire product candidates or products. In addition, we cannot predict whether any products, once launched, will be commercially successful or will achieve sales and revenues that are consistent with our expectations. The animal health industry is subject to regional and local trends and regulations and, as a result, products that are successful in some of our markets may not achieve similar success when introduced into new markets. Furthermore, the timing and cost of our R&D may increase, and our R&D may become less predictable. For example, changes in regulations applicable to our industry may make it more time-consuming and/or costly to research, test and develop products.
Products in the animal health industry are sometimes derived from molecules and compounds discovered or developed as part of human health research. We may enter into collaboration or licensing arrangements with third parties to provide us with access to compounds and other technology for purposes of our business. Such agreements are typically complex and require time to negotiate and implement. If we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms or at all. In addition, any collaboration that we enter into may not be successful, and the success may depend on the efforts and actions of our collaborators, which we may not be able to control. If we are unable to access human health-generated molecules and compounds to conduct R&D on cost-effective terms, our ability to develop new products could be limited.

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws or trade control laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.
Our operations are subject to anti-corruption laws, including the FCPA and other anti-corruption laws that apply in countries where we do business. The FCPA, UK Bribery Act and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations (collectively, the “Trade Control laws”).
However, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anticorruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA other anti- corruption laws or Trade Control laws by U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.
The actual or purported intellectual property rights of third parties may negatively affect our business.
A third party may sue us or otherwise make a claim, alleging infringement or other violation of the third-party’s patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights. If we do not prevail in this type of litigation, we may be required to:
•
  pay monetary damages;
•
  obtain a license in order to continue manufacturing or marketing the affected products, which may not be available on commercially reasonable terms, or at all; or
•
  stop activities, including any commercial activities, relating to the affected products, which could include a recall of the affected products and/or a cessation of sales in the future.
The costs of defending an intellectual property claim could be substantial and could materially adversely affect our operating results and financial condition, even if we successfully defend such claims.
The intellectual property positions of animal health medicines and vaccines businesses frequently involve complex legal and factual questions, and an issued patent does not guarantee us the right to practice the patented technology or develop, manufacture or commercialize the patented product. We cannot be certain that a competitor or other third party does not have or will not obtain rights to intellectual property that may prevent us from manufacturing, developing or marketing certain of our products, regardless of whether we believe such intellectual property rights are valid and enforceable or we believe we would be otherwise able to develop a more commercially successful product, which may harm our financial condition and results of operations.
If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our R&D efforts. We are also dependent upon trade secrets, which generally are difficult to protect.
Our long-term success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent,

trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements with our employees and others, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents, or be approved on a timely basis, or at all. Similarly, any term extensions that we seek may not be approved on a timely basis, if at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area. The scope of our patent claims also may vary between countries, as individual countries have their own patent laws. For example, some countries only permit the issuance of patents covering a novel chemical compound itself, and its first use, and thus further methods of use for the same compound, may not be patentable. We may be subject to challenges by third parties regarding our intellectual property, including claims regarding validity, enforceability, scope and effective term. The validity, enforceability, scope and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights. In addition, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our financial condition and results of operations could be materially adversely affected.
In addition, patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For instance, in September 2011, the United States enacted the America Invents Act, which will permit enhanced third-party actions for challenging patents and implement a first-to-invent system, and, in April 2012, Australia enacted the Intellectual Property Laws Amendment (Raising the Bar) Act, which provides higher standards for obtaining patents. These reforms could result in increased costs to protect our intellectual property or limit our ability to patent our products in these jurisdictions.
Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and materially adversely affect our operating results and financial condition.
Likewise, in the United States and other countries, we currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third party objection, which could prevent the maintenance or issuance of the same and thus create the potential need to rebrand or relabel a product. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.
Our competitive position is also dependent upon unpatented trade secrets, which generally are difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or may otherwise gain access to our trade secrets, trade secrets may be disclosed or we may not be able to protect our rights to unpatented trade secrets.
Many of our vaccine products and other products are based on or incorporate proprietary information, including proprietary master seeds and proprietary or patented adjuvant formulations. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants, other advisors and other third parties to execute confidentiality agreements upon the commencement of their employment, engagement or other relationship. Despite these efforts and precautions, we may be unable to prevent a third party from copying or otherwise obtaining and using our trade secrets or our other intellectual property without authorization and legal remedies may not adequately compensate us for the damages caused by such unauthorized use. Further, others may independently and lawfully develop substantially similar or identical products that circumvent our intellectual property by means of alternative designs or processes or otherwise.
The misappropriation and infringement of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, may occur even when we take steps to prevent it. In the future, we may be party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and if resolved adversely, could have a significant impact on our business and financial condition. In the future, we may not be able to enforce intellectual property that relates to our products for various reasons, including licensor restrictions and other restrictions imposed by third parties, and that the costs of doing so may outweigh the value of doing so, and this could have a material adverse impact on our business and financial condition.
Increased regulation or decreased governmental financial support for the raising, processing or consumption of food animals could reduce demand for our animal health products.
Companies in the animal health industry are subject to extensive and increasingly stringent regulations. If livestock producers are adversely affected by new regulations or changes to existing regulations, they may reduce herd sizes or become less profitable and, as a result, they may reduce their use of our products, which may materially adversely affect our operating results and financial condition. Furthermore, adverse regulations related, directly or indirectly, to the use of one or more of our products may injure livestock producers’ market position. More stringent regulation of the livestock industry or our products could have a material adverse effect on our operating results and financial condition. Also, many industrial producers, including livestock producers, benefit from governmental subsidies, and if such subsidies were to be reduced or eliminated, these companies may become less profitable and, as a result, may reduce their use of our products.
We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations under our indebtedness.
As of June 30, 2014, we had $290.1 million aggregate outstanding indebtedness (reflects the principal amount of the Term B Loan and capitalized lease obligations), no outstanding borrowings under the Revolving Credit Facility and $17.1 million of outstanding letters of credit. Subject to restrictions in our Credit Facilities, we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.
Our substantial debt may have important consequences. For instance, it could:
•
  make it more difficult for us to satisfy our financial obligations, including those relating to the Credit Facilities;
•
  require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures and acquisitions;
•
  increase our vulnerability to general adverse economic and industry conditions;
•
  limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
•
  place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
•
  limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.
Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that govern our indebtedness may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness will depend on the generation of cash flow by our subsidiaries, including our international subsidiaries, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries or may subject any transfer of cash from our subsidiaries to substantial tax liabilities. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially adversely affect our operating results, financial condition and liquidity and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.
Restrictions imposed by our outstanding indebtedness, including the restrictions contained in our Credit Facilities, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
The terms of the Credit Facilities contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. As a result of these covenants and restrictions, we will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with the covenants in any of our debt instruments in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/ or amend the covenants.
We are subject to change of control provisions.
We are a party to certain contractual arrangements that are subject to change of control provisions. In this context, “change of control” is generally defined as including (a) the reduction of the voting shareholding of Mr. Jack C. Bendheim and his family and affiliates, the current holders of approximately 92.5% of the combined voting power of all classes of our outstanding common stock, to below 50% in the aggregate, and (b) a change in any twelve month period in the majority of the members of the Board whose appointment to, or removal from, the Board is not approved by Mr. Bendheim and/or his family and affiliates or the majority of directors in office at the start of such period.
Mr. Bendheim and his family and affiliates may choose to dispose of part or all of their stakes in us and/or may cease to exercise the current level of control they have over the appointment and removal of members of our Board. Any such changes may trigger a “change of control” event that could result in us being forced to repay the Credit Facilities or lead to the termination of a significant contract to which we are a party. If any such event occurs, this may negatively affect our financial condition and operating results. In addition, we may not have sufficient funds to finance repayment of any of such indebtedness upon any such “change in control.”

We depend on sophisticated information technology and infrastructure.
We rely on various information systems to manage our operations, and we increasingly depend on third parties and applications on virtualized, or “cloud,” infrastructure to operate and support our information technology systems. These third parties include large established vendors as well as small, privately owned companies. Failure by these providers to adequately service our operations or a change in control or insolvency of these providers could have an adverse effect on our business, which in turn may materially adversely affect our and financial condition and results of operations.
We may be required to write down goodwill or identifiable intangible assets.
Under GAAP, if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2014, we had goodwill of $12.6 million and identifiable intangible assets, less accumulated amortization, of $29.8 million. Identifiable intangible assets consist primarily of developed technology rights and patents, customers relationships, distribution agreements and trade names and trademarks.
Determining whether an impairment exists and the amount of the potential impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management’s valuation of an intangible asset in a short amount of time. The timing and amount of impairment charges recorded in our consolidated statements of operations and write-downs recorded in our consolidated balance sheets could vary if management’s conclusions change. Any impairment of goodwill or identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.
We may be unable to adequately protect our customers’ privacy or we may fail to comply with privacy laws.
The protection of customer, employee and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws could damage our reputation and result in lost sales, fines and lawsuits. Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Such failures could materially adversely affect our financial condition and results of operation.
Risks Related to Ownership of Our Class A Common Stock
Our multiple class structure and the concentration of our voting power with certain of our stockholders will limit your ability to influence corporate matters, and conflicts of interest between certain of our stockholders and us or other investors could arise in the future.
As of the date of this Annual Report on Form 10-K, BFI beneficially owns shares of our Class B common stock representing approximately 92.5% of the combined voting power of all classes of our outstanding common stock. As of the date of this Annual Report on Form 10-K, our other stockholders, including Mayflower, collectively own interests representing approximately 7.5% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.
We are classified as a “controlled company” and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
BFI controls a majority of the combined voting power of all classes of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•
  the requirement that a majority of the Board consists of independent directors;
•
  the requirement that we have a nominating and corporate governance committee and that it is composed entirely of independent directors;
•
  the requirement that we have a compensation committee and that it is composed entirely of independent directors; and
•
  the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We utilize and intend to continue to utilize these exemptions. As a result, while we currently have a majority of independent directors:
•
  we may not have a majority of independent directors in the future;
•
  we will not have a nominating and corporate governance committee;
•
  our compensation committee will not consist entirely of independent directors; and
•
  we will not be required to have an annual performance evaluation of the compensation committee.
Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares.
The market price of our Class A common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “—Risks Related to Our Business” and “—Risks Related to Our Indebtedness” and the following:
•
  changes in financial estimates by any securities analysts who follow our Class A common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;
•
  downgrades by any securities analysts who follow our Class A common stock;
•
  future sales of our Class A common stock by our officers, directors and significant stockholders;
•
  market conditions or trends in our industry or the economy as a whole and, in particular, in the animal health industry;
•
  investors’ perceptions of our prospects;
•
  announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and
•
  changes in key personnel.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.
As of the date of this Annual Report on Form 10-K, approximately 92.5% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:
•
  the election of our Board of Directors and the appointment and removal of our officers;
•
  mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;
•
  other acquisitions or dispositions of businesses or assets;
•
  incurrence of indebtedness and the issuance of equity securities;
•
  repurchase of stock and payment of dividends; and
•
  the issuance of shares to management under our equity incentive plans.
Even if BFI’s ownership of our shares falls below a majority of the combined voting power of all classes of our outstanding common stock, it may continue to be able to influence or effectively control our decisions.
The change of control rules under Section 382 of the Code may limit our ability to use net operating loss carryforwards to reduce future taxable income.
We have net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Generally, NOL carryforwards can be used to reduce future taxable income. Our use of our NOL carryforwards will be limited, however, under Section 382 of the Code, if we undergo a change in ownership of more than 50% of our common stock over a three-year period as measured under Section 382 of the Code. These complex change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of our common stock, including certain public “groups” of stockholders as set forth under Section 382 of the Code, including those arising from new stock issuances and other equity transactions. In connection with public or private offerings we may make in the future, we may experience an ownership change within the meaning of Section 382 of the Code. If we experience an ownership change, the resulting annual limit on the use of our NOL carryforwards (which would generally equal the product of the applicable federal long-term tax-exempt rate, multiplied by the value of our common stock immediately before the ownership change, and potentially increased by certain existing gains, if any, recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change) could result in a meaningful increase in our federal and state income tax liability in future years. Whether an ownership change occurs by reason of trading in our stock is not within our control and the determination of whether an ownership change has occurred is complex. No assurance can be given that we will not in the future undergo an ownership change that would have a significant adverse effect on the use of our NOL carryforwards. In addition, the possibility of causing an ownership change may reduce our willingness to issue new common stock to raise capital.
Future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. We have 17,442,953 shares of Class A common stock outstanding. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

We, each of our officers and directors, BFI, Mayflower and our other security holders have agreed, subject to certain exceptions, with the underwriters not to dispose of or hedge any of the shares of Class A common stock or securities convertible into or exchangeable for shares of Class A common stock during the period from April 10, 2014 continuing through October 7, 2014 (subject to extension in certain circumstances), except, in our case, for the issuance (but not the subsequent disposition) of Class A common stock upon exercise of options under our existing management incentive plan. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC may, in their sole discretion, release any of these shares from these restrictions at any time without notice.
Following October 7, 2014, all of our outstanding shares of Class A common stock may be sold in the public market by existing stockholders, and, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders.
Holders of approximately 2.8 million shares of our Class A common stock and approximately 21.5 million shares of our Class B common stock, which includes shares of our Class B common stock issued pursuant to the automatic exercise of a warrant on August 1, 2014, will have the right to require us to register the sales of their shares under the Securities Act, under the terms of agreements between us and the holders of these securities. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our Class A common stock.
As an emerging growth company under the JOBS Act we are eligible to take advantage of certain exemptions from various reporting requirements.
We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have, and plan to continue, taking advantage of some or all of these exemptions. If we do continue to take advantage of any of these exemptions, we do not know if some investors will find our Class A common stock less attractive as a result. The result may be a less active trading market for our securities and our security prices may be more volatile. We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three year period.
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for so long as we are an “emerging growth company.”
Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the annual report for the year ending June 30, 2015, that we file with the SEC, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” We could be an emerging growth company for up to five years.
As a public company, we are subject to financial and other reporting and corporate governance requirements that did not previously apply to us and that may be difficult for us to satisfy and may divert management’s attention from our business.
As a public company, we are required to file annual and quarterly reports and other information pursuant to the Exchange Act with the SEC. We are required to ensure that we have the ability to prepare consolidated financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the applicable stock exchange listing standards and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Specifically, we are required to:
•
  prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules;
•
  maintain compliance and internal audit functions that are more comprehensive;
•
  evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•
  continue to enhance our investor relations function;
•
  maintain internal policies, including those relating to disclosure controls and procedures; and
•
  involve and retain outside legal counsel and accountants in connection with the activities listed above.
As a public company, we are required to commit significant resources and management time and attention to the above-listed requirements, which will cause us to incur significant costs and which may place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. Compliance with these requirements will place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and will increase our legal and accounting compliance costs as well as our compensation expense as we may be required to hire additional accounting, tax, finance and legal staff with the requisite technical knowledge, particularly after we are no longer an “emerging growth company.”
In addition, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur certain additional annual expenses related to these activities and, among other things, additional directors’ and officers’ liability insurance, reporting requirements, transfer agent fees, hiring additional personnel, increased auditing and legal fees and similar expenses.
Our management and independent registered public accounting firm have determined that there are material weaknesses in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.
Our management and independent registered public accounting firm have identified material weaknesses in our internal controls over financial reporting and our audit committee has agreed with the assessment of our management and independent registered public accounting firm. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management and independent registered public accounting firm have identified the following material weaknesses in our internal controls over financial reporting:
•
  We did not maintain effective internal controls to ensure processing and reporting of valid transactions are complete, accurate, and timely. Specifically, we have not designed and implemented formal accounting policies and procedures that define how transactions across the business cycles should be initiated, recorded, processed and reported and appropriately authorized and approved.
•
  We did not maintain effective internal controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This material weakness resulted in, among other things, our failure to properly apply certain income tax accounting principles with respect to our acquisition of OmniGen Research, LLC (“OGR”).
•
  We did not maintain effective internal controls that restrict access to key financial systems and records to appropriate users and ensure appropriate segregation of duties is maintained. Certain personnel had access to financial application, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization.
Each of these material weaknesses could result in a material misstatement of our annual or interim financial statements that possibly would not be prevented or detected on a timely basis. We are currently evaluating the controls and procedures we will design and put in place to address these weaknesses and plan to implement appropriate measures as part of this effort. The measures may include additional staffing and other resources to strengthen internal controls and financial reporting. Failure to maintain an effective system of internal controls over financial reporting could have a material adverse effect on our business, financial condition and our results of operations. If we are unsuccessful in remediating the material weakness, or if we suffer other deficiencies or material weaknesses in our internal controls in the future, we may be unable to report financial information in a timely and accurate manner and it could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial reporting, negatively affect the trading price of our common stock, and could cause a default under the agreements governing our indebtedness.
Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the annual report for the year ending June 30, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and a statement that our auditors have issued an attestation report on the effectiveness of our internal controls, provided that, as long as we are an “emerging growth company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.
Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our Board of Directors. These provisions:

•
  authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock;
•
  prohibit, at any time after BFI and its affiliates cease to hold at least 50% of the combined voting power of all classes of our outstanding common stock, stockholder action by written consent, without the express prior consent of the Board of Directors;
•
  provide that the Board of Directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
•
  establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•
  establish a classified Board of Directors, as a result of which our Board of Directors will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting; and
•
  require, at any time after BFI and its affiliates cease to hold at least 50% of the combined voting power of all classes of our outstanding common stock, the approval of holders of at least three quarters of the combined voting power of all classes of our outstanding common stock for stockholders to amend the amended and restated bylaws or amended and restated certificate of incorporation.
These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our by-laws, or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
Provisions of our certificate of incorporation could have the effect of preventing us from having the benefit of certain business opportunities that we would otherwise be entitled to pursue.
Our certificate of incorporation provides that BFI and its affiliates are not required to offer corporate opportunities of which they become aware to us and could, therefore, offer such opportunities instead to other companies including affiliates of BFI. In the event that BFI obtains business opportunities from which we might otherwise benefit but chooses not to present such opportunities to us, these provisions of our restated certificate of incorporation could have the effect of preventing us from pursuing transactions or relationships that would otherwise be in the best interests of our stockholders.
We may not pay cash dividends in the future and, as a result, you may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your initial investment.
Though we currently intend to pay an aggregate dividend of approximately $15.6 million per year on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of $0.10 per share on Class A common stock and Class B common stock which is payable on September 24, 2014, any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, and our ability to obtain funds from our subsidiaries to meet our obligations. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
The following table lists our material properties:

Business Segment(s)	Location	Owned/Leased	Approx. sq. Footage	Purpose(s)
Animal Health	Beit Shemesh, Israel	Land lease	31,000	Manufacturing and Research
Animal Health	Braganca Paulista, Brazil	Owned	44,000	Manufacturing and Administrative
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Hannibal, Missouri	Land lease	44,275	Manufacturing
Animal Health	Manhattan, Kansas	Leased	1,355	Research
Animal Health	Naot Hovav, Israel	Land lease	140,000	Manufacturing and Research
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	260,000	Manufacturing, Sales, Research and Administrative
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Animal Health	St. Paul, Minnesota	Leased	4,200	Research
Corporate	Teaneck, New Jersey	Leased	44,800	Corporate and Administrative

In addition to the above facilities, we maintain sales offices throughout the world in countries including the United States, Canada, Mexico, Brazil, Argentina, Chile, the United Kingdom, Belgium, Turkey, Israel, South Africa, China, Malaysia and Australia.
Item 3.   Legal Proceedings
We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of United States and foreign competition law, labor laws, consumer protection laws, and Environmental Laws and regulations, as well as claims or litigation relating to product liability, intellectual property, securities, breach of contract and tort. We operate in multiple jurisdictions and, as a result, a claim in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions.
During the quarter ended June 30, 2014, we recognized a $5.4 million loss in our consolidated statement of operations on the insurance claim previously recorded as an asset. In 2010, certain customers claimed damages to their poultry resulting from the use of one of our animal health products. We believed we were entitled to coverage for the claimed damages under our insurance policies, above any applicable self-insured retention or deductible. Our insurance carrier refused to cover the damages claimed and denied coverage. We instituted a legal action to enforce our rights under the policies but in June 2014 the trial court ruled against us. We have appealed the trial court’s decision. In July of 2014, we reached settlements with and made payments to our customers for their claims in amounts approximately equal to the liability previously accrued.
We are currently a defendant in a mass tort lawsuit commenced in 2007 by a class of approximately 100 citizens who live in the area of the Naot Hovav (formerly Ramat Hovav) Industrial Local Council in Israel, against the Industrial Council and the State of Israel, and including as additional defendants 18 manufacturers in the Industrial Council including our Koffolk subsidiary, based on alleged injury (including lung diseases, symptoms of cancer and miscarriages, from the Industrial Council’s plants and the sewage treatment facilities run by the Industrial Council). In January 2013, the Be’er Sheva District Court rejected the plaintiffs’ claims. The plaintiffs have appealed the judgment and the hearing is scheduled for September 2014. The plaintiffs initially requested damages against all defendants totaling NIS 184 million (or approximately US $54 million based on currency conversion rates as of June 30, 2014) when the lawsuit was commenced in 2007.
We, our subsidiary C.P. Chemicals, Inc. (“CP”) and other defendants reached a phased settlement with Chevron U.S.A. Inc. (“Chevron”), and a Settlement Agreement and Consent Order (the “Consent Order”) was filed and entered by the United States District Court for the District of New Jersey (the “Court”), resolving a 1997 complaint filed by Chevron. The complaint alleged that the operations of CP at its Sewaren, New Jersey plant affected adjoining property owned by Chevron and we were also responsible to Chevron. Pursuant to the Consent Order, CP, the Company and co-defendant Legacy Vulcan Corp. (“Vulcan”), through an entity known as North Field Extension, LLC (“NFE”), acquired a portion of the Chevron property. NFE will proceed with any required investigation and remediation of the acquired property and also assumed responsibility for certain types of environmental conditions (if they exist) on the portion of the property retained by Chevron. We (together with CP) and Vulcan will each be responsible for 50% of the investigation and remediation costs, which are to be paid by us directly or through NFE. We believe that insurance recoveries will be available to offset some of those costs. Another defendant also made a $0.2 million contribution toward the remediation costs to be incurred by NFE. Chevron retained responsibility for further investigation and remediation of certain identified environmental conditions on the portion of the property retained by it, as well as in one area of the property acquired by NFE.
We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.
Item 4.   Mine Safety Disclosures
None.

PART II
Item 5.
  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our registration statement on Form S-1, as amended (File No. 333-194467), was declared effective April 10, 2014. On April 16, 2014, we completed the initial public offering (“IPO”) of 14,657,200 shares of Class A common stock (including the exercise of the underwriters’ over-allotment option) at a price to the public of $15.00 per share. In connection with the IPO, we issued and sold 8,333,333 shares of Class A common stock and the proceeds to us were approximately $114,429, after deducting underwriting discounts of approximately $8,438 and net offering expenses payable by us of approximately $2,133. There has been no material change in the use of proceeds from the IPO as described in our final prospectus filed with the SEC on April 14, 2014 pursuant to Rule 424(b)(4). In connection with the IPO, Mayflower sold 6,323,867 shares of Class A common stock including 1,911,808 shares of Class A common stock pursuant to the exercise of the underwriters’ over-allotment option. We did not receive any proceeds from shares sold by Mayflower.
Immediately following the consummation of the IPO and after giving effect to the 0.442-for-1 stock split and reclassification of our common stock which took place immediately prior to the completion of the IPO, there were 38,791,553 total shares outstanding, consisting of 17,442,953 outstanding shares of Class A common stock and 21,348,600 outstanding shares of Class B common stock. Shares of Class A and Class B common stock entitle the holders to one vote and ten votes per share, respectively, on all matters to be voted on by stockholders generally. Shares of Class A and Class B common stock have identical economic rights.
Our Class A common stock is listed on NASDAQ under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. The following table sets forth the high and low sales price per share of our Class A common stock on NASDAQ.

Fourth Quarter 2014 (Beginning April 11, 2014)
High	$23.74
Low	$15.10

During the fiscal year ended June 30, 2014, we did not sell any unregistered securities nor did we purchase any of our equity securities. On August 1, 2014, a common stock purchase warrant for the purchase of 386,750 shares of Class B common stock, held by BFI, was automatically exercised. BFI paid the exercise price of $11.83 per share on a cashless basis, resulting in a net issuance of 163,675 shares of Class B common stock to BFI.
Holders of Record
As of September 9, 2014, there were 17,442,953 shares of our Class A common stock outstanding, which were held by 2 stockholders of record, not including beneficial owners of shares registered in nominee or street name. As of September 9, 2014, there were 21,512,275 shares of our Class B common stock outstanding, which were held by one stockholder of record. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion under the heading Security Ownership of Certain Beneficial Owners and Management in our 2014 Proxy Statement.
Dividend Policy
We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. On July 28, 2014 our Board of Directors declared a $0.10 per share quarterly dividend to holders of record as of September 3, 2014 of our Class A and Class B common stock, payable September 24, 2014. Any future determination to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
Stock Performance Graph
This performance graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from April 11, 2014 (the date our Class A common stock commenced trading on NASDAQ) through June 30, 2014, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the Russell 2000 Index and S&P 500 Pharmaceuticals Index. The graph assumes that $100 was invested at the market close on April 11, 2014, in our Class A common stock, the S&P 500 Index, the Russell 2000 Index and S&P 500 Pharmaceuticals Index. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

Item 6.
  Selected Financial Data
The following table presents our selected consolidated financial data and certain other financial data. The balance sheet data as of June 30, 2014, 2013, 2012, 2011 and 2010 and the results of operations data and cash flows data for the years then ended were derived from our audited consolidated financial statements. The consolidated financial data and other financial data presented below should be read in conjunction with our consolidated financial statements and the related notes thereto, under the sections entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the Years Ended June 30	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Results of operations data
Net sales	$691,914	$653,151	$654,101	$618,333	$594,209
Cost of goods sold	484,139	474,187	489,962	471,668	439,476
Gross profit	207,775	178,964	164,139	146,665	154,733
Selling, general and administrative expenses	143,981	122,233	114,814	105,429	101,925
Operating income	63,794	56,731	49,325	41,236	52,808
Interest expense, net	32,962	35,629	35,419	34,288	34,377
Foreign currency (gains) losses, net	1,753	3,103	1,192	(5,758)	(1,275)
Loss on extinguishment of debt	22,771	—	—	20,002	—
Other (income) expense, net	—	151	(400)	593	108
Income (loss) from continuing operations before income taxes	6,308	17,848	13,114	(7,889)	19,598
Provision (benefit) for income taxes	9,435	(7,043)	6,138	5,033	3,792
Income (loss) from continuing operations	(3,127)	24,891	6,976	(12,922)	15,806
(Loss) from discontinued operations, net of income taxes	—	—	—	—	(3,358)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	—	29,603
Net income (loss)	$(3,127)	$24,891	$6,976	$(12,922)	$42,051
Income (loss) per share from continuing operations–basic and diluted	$(0.10)	$0.82	$0.23	$(0.42)	$0.52
Income (loss) per share from discontinued operations–basic and diluted	—	—	—	—	0.86
Net income (loss) per share–basic and diluted	$(0.10)	$0.82	$0.23	$(0.42)	$1.38
Weighted average common shares outstanding– basic and diluted	32,193	30,458	30,458	30,458	30,458
Dividends per share	$0.82	$0.10	$—	$1.64	$—
Other financial data
EBITDA(1)	$60,723	$72,500	$66,060	$43,095	$95,442
Adjusted EBITDA(1)	90,597	75,754	66,852	57,932	68,313
Cash provided (used) by operating activities(2)	(712)	1,437	31,988	(4,359)	29,759
Capital expenditures	19,846	19,947	14,824	21,635	15,971

As of June 30	2014	2013	2012	2011	2010
	(in thousands)
Balance sheet data
Cash and cash equivalents	$11,821	$27,369	$53,900	$48,598	$62,705
Working capital(3)	177,999	153,677	127,472	136,384	121,303
Total assets	472,323	474,142	440,908	435,694	425,287
Total debt(4)	289,391	365,604	350,121	357,996	289,258
Long-term debt and other liabilities	344,736	427,676	403,271	389,317	319,452
Total shareholders’ equity (deficit)	15,149	(68,938)	(88,228)	(69,068)	(10,204)

(1)
  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” for descriptions of EBITDA and Adjusted EBITDA.

For the Years Ended June 30	2014	2013	2012	2011	2010
	(in thousands)
Net income (loss)	$(3,127)	$24,891	$6,976	$(12,922)	$42,051
Plus:
Interest expense, net	32,962	35,629	35,419	34,288	34,377
Provision (benefit) for income taxes	9,435	(7,043)	6,138	5,033	3,792
Depreciation and amortization	21,453	19,023	17,527	16,696	15,222
EBITDA	60,723	72,500	66,060	43,095	95,442
Loss on insurance claim	5,350	—	—	—	—
Plant consolidation costs	—	—	—	—	283
Foreign currency (gains) losses, net	1,753	3,103	1,192	(5,758)	(1,275)
Loss on extinguishment of debt	22,771	—	—	20,002	—
Other (income) expense, net	—	151	(400)	593	108
Loss from discontinued operations, net of income taxes	—	—	—	—	3,358
Gain on disposal of discontinued operations, net of income taxes	—	—	—	—	(29,603)
Adjusted EBITDA	$90,597	$75,754	$66,852	$57,932	$68,313

(2)
  Cash provided (used) by operating activities:

For the Years Ended June 30	2014	2013	2012	2011	2010
Adjusted EBITDA	$90,597	$75,754	$66,852	$57,932	$68,313
Interest paid	(45,370)	(33,824)	(34,059)	(30,079)	(31,385)
Income taxes paid	(12,207)	(7,061)	(7,217)	(3,799)	(291)
Payment of premiums and costs on extinguished debt	(17,205)	—	—	(15,574)	—
Changes in operating assets and liabilities and other items	(16,527)	(33,432)	6,412	(12,839)	(6,878)
Net cash provided (used) by operating activities	$(712)	$1,437	$31,988	$(4,359)	$29,759

(3)
  We define working capital as total current assets (excluding cash & cash equivalents) less total current liabilities (excluding current portion of long-term debt).
(4)
  Total debt includes revolving credit facility, current and long-term portions of long-term debt and capitalized lease obligations.

Item 7.
  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes thereto included under the section entitled “Financial Statements and Supplementary Data.” Our future results could differ materially from our historical performance as a result of various factors such as those discussed in “Risk Factors” and “Forward-Looking Statements.”
Overview of our business
Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries. We sell more than 1,200 product presentations in over 65 countries to approximately 2,900 customers.
Factors affecting our performance
Industry growth
According to Vetnosis, a research and consulting firm specializing in global animal health and veterinary medicine, the global livestock animal health sector represented approximately $13.3 billion of sales in 2013. The market grew at a compound annual growth rate of 6% between 2006 and 2012 and, excluding the impact of foreign exchange, the market is projected to grow at a compound annual growth rate of approximately 6% per year between 2012 and 2017. As discussed below, we believe several trends have supported and will continue to support this growth.
Regulatory Developments
The issue of the potential transfer of antibacterial resistance from bacteria from food-producing animals to human bacterial pathogens, and the causality and impact of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our medicinal feed additives portfolios. In some countries, this issue has led to government restrictions on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed, water, intramammary, topical, injectable or other route of administration). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In December 2013, the FDA announced a plan to phase out over a three-year period the use of medically important antibacterials administered in animal feed or water for growth promotion in food producing animals. Medically important antibacterials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) #152. The FDA plan objectives are described in GFI #209 and provide for the continued use of medically important antibacterials in food-producing animals for treatment, control and prevention of disease (“therapeutic” use) under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans.
In the United States, the antibacterial products within our poultry business, our largest business in this region, as well as our cattle business, have both approved therapeutic and non-therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products in these segments is for therapeutic purposes. We currently generate a portion of our revenues from antibacterial products sold for use in turkey and swine in the United States where we do not currently have therapeutic claims that match our customers’ usage patterns. We intend to ensure that our antibacterial product offerings are in full alignment with the FDA’s guidance documents within the FDA’s three-year implementation period, and will pursue both new and additional therapeutic claims for these products with the FDA. However, there can be no assurance that we will be successful in obtaining such claims. While it is difficult to predict exactly what impact the removal of non-therapeutic claims for our products that are medically important antibacterials will ultimately have on our sales, we estimate that, based on our customers’ usage patterns, had we voluntarily decided to withdraw all of our non-therapeutic claims for these products in the United States, and did not add any new therapeutic claims for these products, our MFA & Other net sales would have been reduced by approximately $15 to $20 million for our fiscal year ended June 30, 2014.
Competition
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. In addition to competition from established participants, there could be new entrants to the animal health medicines and vaccines industry in the future. Principal methods of competition vary depending on the region, species, product category or individual products, including reliability, reputation, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers.
Foreign exchange
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In fiscal year 2014, we generated approximately 37% of our revenues from operations outside the U.S. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars and as result our revenues are not significantly directly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
Climate
The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and weather-related pressures from diseases. As a result, we may experience regional and seasonal fluctuations in our results of operations.
In addition, livestock producers depend on the availability of natural resources, including abundant rainfall to sustain large supplies of drinking water, grasslands and grain production. Their animals’ health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth or floods, droughts or other weather conditions. In the event of adverse weather conditions or a shortage of fresh water, livestock producers may purchase less of our products.
Product development initiatives
Our future success depends on both our existing product portfolio, including our ability to obtain cross-clearances enabling the use of our medicated products in conjunction with other products, approval for use of our products with new species, approval for new claims for our products, approval of our products in new markets, and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. The majority of our R&D programs focus on product lifecycle development, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations. We commit substantial effort, funds and other resources to expanding our product approvals and R&D, both through our own dedicated resources and through collaborations with third parties.
Initial Public Offering and Refinancing
See “Notes to the Consolidated Financial Statements—Initial Public Offering and Refinancing” for details of the IPO and refinancing.
Sources and Uses of Proceeds
The following table summarizes the sources and uses of proceeds in connection with the April 2014 sale of Class A common stock in the IPO, entry into the Revolving Credit Facility and Term B Loan and retirement of our previous indebtedness:

Amount
Sources	(in millions)
Term B Loan	$290.0
Class A common stock	125.0
Total Sources	$415.0
Uses
Repay 9.25% senior notes due July 1, 2018	$300.0
Repay term loan payable to Mayflower due December 31, 2016	24.0
Repay term loan payable to BFI due August 1, 2014	10.0
Repay previous outstanding domestic senior credit facility	36.0
Pay call premium and make whole on senior notes	17.2
Pay fees and expenses	15.8
Cash added to the Balance Sheet	12.0
Total Uses	$415.0

Our pro forma interest cost on our new debt structure, as if the transactions had occurred at the beginning of fiscal year 2014, would have been $13.9 million, a savings of $19.2 million compared to the actual interest of $33.1 million. Our pro forma interest is based on a 4.0% interest rate effective as of June 30, 2014.
Recent acquisitions and licensing activities
Acquisition of AquaVet
In January 2014, we completed the acquisition of the aquaculture assets of AquaVet, a leading aquaculture veterinary consulting and contract research firm based in Israel, for aggregate consideration of $0.9 million plus a contingent incentive payment based on the future results of our aquaculture business. Through this transaction, we are joined by a well-respected team of aquaculture professionals with strong experience in product development providing technical support to leading aquaculture producers throughout the world. Our new aquaculture team will initially be focused on identifying, testing and obtaining regulatory approvals for our current portfolio of animal health products for use in aquaculture, as well as the identification, development and commercialization of new products.
Acquisition of OmniGen
In December 2012, we acquired OGR, including all rights to OmniGen-AF patents and related intellectual property and certain property, plant and equipment. OmniGen-AF is a proprietary nutritional specialty product that helps maintain a dairy cow’s healthy immune system. Prior to the transaction, we had been the exclusive manufacturer and marketer of OmniGen-AF for 9 years, under a licensing arrangement with OGR.

The purchase price was $22.8 million, with an initial cash payment of $18.5 million and deferred payments of $4.3 million. We paid $1.0 million in December 2013. Annual deferred payments of $1.0 million are due on or before December 20, 2014 and 2015. A final deferred payment of $1.3 million is due on or before December 20, 2016. Interest is accrued and payable solely on the final installment at the rate of 5% annually from December 20, 2012 to the date of payment.
Adjusted EBITDA would have increased by $2.0 million and $4.0 million for the years ended June 30, 2013 and 2012, respectively, on a pro forma basis as if the transaction occurred at the beginning of fiscal year 2012. The improvement results from the elimination of royalties previously paid to OGR, net of operating expenses related to acquired R&D activities.
License agreement
In June 2012, we entered into a long-term license agreement with a major global animal health company to share in the use of our proprietary vaccine delivery technology. Under the arrangement, use of the technology is limited to the licensee for animal uses worldwide, and to us and our respective affiliates. Financial terms of the agreement included a $5 million non-refundable payment to us which we received at signing and contingent future payments totaling $8 million, based on the earlier of achievement of technical and regulatory milestones and specified dates corresponding to such milestones. In addition, we will receive royalties on future sales by the licensee of products that utilize the technology, with required minimum annual royalties for the years 2016 to 2026, subject to the licensee’s right to terminate the license agreement for any reason upon payment of a termination payment.

Analysis of the consolidated statements of operations
Summary Results of Operations

				Change
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012
	(in thousands, except per share)
Net sales	$691,914	$653,151	$654,101	$38,763	6%	$(950)	(0)%
Gross profit	207,775	178,964	164,139	28,811	16%	14,825	9%
Selling, general and administrative expenses	143,981	122,233	114,814	21,748	18%	7,419	6%
Operating income	63,794	56,731	49,325	7,063	12%	7,406	15%
Interest expense, net	32,962	35,629	35,419	(2,667)	(7)%	210	1%
Foreign currency (gains) losses, net	1,753	3,103	1,192	(1,350)	(44)%	1,911	160%
Loss on extinguishment of debt	22,771	—	—	22,771	*	—	*
Other (income) expense, net	—	151	(400)	(151)	*	551	*
Income (loss) before provision (benefit) for income taxes	6,308	17,848	13,114	(11,540)	(65)%	4,734	36%
Provision (benefit) for income taxes	9,435	(7,043)	6,138	16,478	*	(13,181)	*
Net income (loss)	$(3,127)	$24,891	$6,976	$(28,018)	*	$17,915	257%
Net income (loss) per share–basic and diluted	$(0.10)	$0.82	$0.23
Weighted average common shares outstanding–basic and diluted	32,193	30,458	30,458
Ratio to net sales
Gross profit	30.0%	27.4%	25.1%
Selling, general and administrative expenses	20.8%	18.7%	17.6%
Operating income	9.2%	8.7%	7.5%
Income (loss) before provision (benefit) for income taxes	0.9%	2.7%	2.0%
Net income (loss)	(0.5)%	3.8%	1.1%
Effective tax rate	149.6%	(39.5)%	46.8%

Certain amounts and percentages may reflect rounding adjustments
*
  Calculation not meaningful
Changes in net sales from period to period primarily result from changes in volumes and average selling prices. Although a portion of our net sales is denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues are not significantly directly affected by currency movements.
Our effective income tax rate varies significantly from period to period and from the federal statutory rate, primarily due to the mix of income tax provisions on profitable foreign jurisdictions and no income tax benefit being recorded on domestic pre-tax losses. We have approximately $43.9 million of federal NOLs and the provision does not recognize income tax benefits or the related deferred tax assets until it is more likely than not that such assets will be realized. Our fiscal year 2014 effective tax rate was affected by $3.2 million of withholding taxes on the repatriation of certain foreign earnings. Our fiscal year 2013 effective rate was affected by a $9.1 million benefit that resulted from the accounting for the OGR acquisition. At the point when our domestic tax provision is no longer affected by valuation allowances, we expect our normalized effective tax rate in the future periods to approximate 30%. We also expect we will continue to not record U.S. income taxes on most undistributed earnings of our foreign subsidiaries.

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA
We report Net Sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures” for descriptions of EBITDA and Adjusted EBITDA.
Segment net sales and Adjusted EBITDA:

	Net Sales			Change
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012
	(in thousands)
MFAs and other	$326,568	$303,743	$290,535	$22,825	8%	$13,208	5%
Nutritional Specialties	63,068	52,337	47,686	10,731	21%	4,651	10%
Vaccines	41,417	28,861	36,946	12,556	44%	(8,085)	(22)%
Animal Health	$431,053	$384,941	$375,167	46,112	12%	9,774	3%
Mineral Nutrition	201,599	203,169	210,091	(1,570)	(1)%	(6,922)	(3)%
Performance Products	59,262	65,041	68,843	(5,779)	(9)%	(3,802)	(6)%
Total	$691,914	$653,151	$654,101	$38,763	6%	$(950)	(0)%

	Adjusted EBITDA			Change
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012
	(in thousands)
Animal Health	$100,280	$82,997	$70,456	$17,283	21%	$12,541	18%
Mineral Nutrition	11,636	12,069	13,007	(433)	(4)%	(938)	(7)%
Performance Products	4,626	2,927	5,132	1,699	58%	(2,205)	(43)%
Corporate	(25,945)	(22,239)	(21,743)	(3,706)	*	(496)	*
Total	$90,597	$75,754	$66,852	$14,843	20%	$8,902	13%
Adjusted EBITDA ratio to segment net sales
Animal Health	23.3%	21.6%	18.8%
Mineral Nutrition	5.8%	5.9%	6.2%
Performance Products	7.8%	4.5%	7.5%
Corporate(1)	(3.7)%	(3.4)%	(3.3)%
Total(1)	13.1%	11.6%	10.2%

(1)
  reflects ratio to total net sales

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

				Change
For the Years Ended June 30	2014	2013	2012	2014 / 2013		2013 / 2012
	(in thousands)
Net income (loss)	$(3,127)	$24,891	$6,976	$(28,018)	*	$17,915	257%
Interest expense, net	32,962	35,629	35,419	(2,667)	(7)%	210	1%
Provision (benefit) for income taxes	9,435	(7,043)	6,138	16,478	*	(13,181)	*
Depreciation and amortization	21,453	19,023	17,527	2,430	13%	1,496	9%
EBITDA	60,723	72,500	66,060	(11,777)	(16)%	6,440	10%
Loss on insurance claim	5,350	—	—	5,350	*	—	*
Foreign currency (gains) losses, net	1,753	3,103	1,192	(1,350)	(44)%	1,911	160%
Loss on extinguishment of debt	22,771	—	—	22,771	*	—	*
Other (income) expense, net	—	151	(400)	(151)	*	551	*
Adjusted EBITDA	$90,597	$75,754	$66,852	$14,843	20%	$8,902	13%

Adjusted net income
We report Adjusted Net Income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.
A reconciliation of net income (loss), as reported under GAAP, to adjusted net income:

	As Reported			Adjustments			Adjusted
For the Years Ended June 30	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in thousands, except per share amounts)
Selling, general and administrative expenses(1)	$143,981	$122,233	$114,814	$(10,320)	$(4,321)	$(3,243)	$133,661	$117,912	$111,571
Operating income (loss)	63,794	56,731	49,325	10,320	4,321	3,243	74,114	61,052	52,568
Foreign currency (gains) losses, net	1,753	3,103	1,192	(1,753)	(3,103)	(1,192)	—	—	—
Loss on extinguishment of debt	22,771	—	—	(22,771)	—	—	—	—	—
Other (income) expense, net	—	151	(400)	—	(151)	400	—	—	—
Income (loss) before provision (benefit) for income taxes	6,308	17,848	13,114	34,844	7,575	4,035	41,152	25,423	17,149
Provision (benefit) for income taxes(2)	9,435	(7,043)	6,138	2,772	14,104	1,079	12,207	7,061	7,217
Net income	$(3,127)	$24,891	$6,976	$32,072	$(6,529)	$2,956	$28,945	$18,362	$9,932
Net income per share
basic	$(0.10)	$0.82	$0.23	$1.00	$(0.21)	$0.10	$0.90	$0.60	$0.33
diluted	$(0.10)	$0.82	$0.23	$0.99	$(0.21)	$0.10	$0.89	$0.60	$0.33
Weighted average common shares outstanding
basic	32,193	30,458	30,458	32,193	30,458	30,458	32,193	30,458	30,458
diluted	32,193	30,458	30,458	32,490	30,458	30,458	32,490	30,458	30,458
Ratio to net sales
Selling, general and administrative expenses	20.8%	18.7%	17.6%				19.3%	18.1%	17.1%
Operating income (loss)	9.2%	8.7%	7.5%				10.7%	9.3%	8.0%
Income (loss) before provision (benefit) for income taxes	0.9%	2.7%	2.0%				5.9%	3.9%	2.6%
Net income	(0.5)%	3.8%	1.1%				4.2%	2.8%	1.5%
Effective tax rate	149.6%	(39.5)%	46.8%				29.7%	27.8%	42.1%

(1)
  Selling, general and administrative expense adjustments include the loss on insurance claim of $5,350 in 2014 and acquisition intangible amortization of $4,897, $4,106 and $3,048 and stock-based compensation expense of $73, $215 and $195 for the years ended June 30, 2014, 2013 and 2012, respectively.
(2)
  We adjust the provision (benefit) for income taxes to reflect cash income taxes paid in the period.

Comparison of fiscal years ended June 30, 2014 and 2013
Net sales
Net sales of $691.9 million increased $38.8 million, or 6%, for the fiscal year ended June 30, 2014, as compared to the fiscal year ended June 30, 2013, due to $46.1 million of growth in Animal Health, partially offset by declines in Mineral Nutrition and Performance Products.
Animal Health
Net sales of $431.1 million grew $46.1 million, or 12%, primarily due to volume growth across all product groups. MFAs and other grew $22.8 million, or 8%, primarily due to volume growth in the United States, Brazil, Latin America, and the Asia Pacific regions. Nutritional specialty products grew $10.7 million, or 21%, primarily due to U.S. volume growth of our products for the dairy industry and their introduction in select European countries. Vaccines grew $12.6 million, or 44%, principally from the introduction of new products in several markets and volume growth in most markets.
Mineral Nutrition
Net sales of $201.6 million decreased $1.6 million, or 1%. Our decision to deemphasize low-margin, volatile lysine sales accounted for $4.1 million of the reduction. Increased volumes of trace mineral products partially offset the reduction.
Performance Products
Net sales of $59.3 million decreased $5.8 million, or 9%, due to lower average selling prices for copper-based products for the catalyst industry and reduced volumes of a low margin industrial chemical. Volume growth in other industrial chemicals partially offset the decline.
Gross profit
Gross profit of $207.8 million increased $28.8 million, or 16%, to 30.0% of net sales, with all of the improvement coming from Animal Health. Animal Health gross profit increased $30.1 million, with approximately $22.7 million due to volume growth and favorable product mix, $0.6 million due to lower unit costs, $4.5 million due to higher average selling prices and other items and a $2.3 million benefit from the OGR acquisition. Lower unit costs primarily were due to improved operating efficiencies from capital expenditures and reduced production costs from favorable currency movements related to the Brazilian Real. MFAs and other contributed $12.7 million of the increase due to volume growth, favorable product mix and lower unit costs. Nutritional specialty products contributed $8.2 million of the increase primarily due to volume growth, higher average selling prices and a $2.3 million benefit from the OGR acquisition, which was a result of the elimination of royalty expense previously included in cost of goods sold. Vaccines gross profit increased $9.3 million principally due to volume growth. Mineral Nutrition gross profit decreased $0.1 million due to reduced margins from competitive conditions which were partially offset by increased volumes of low-margin products. Performance Products gross profit decreased $1.2 million due to lower average selling prices and lower volumes, partially offset by lower product costs.
Selling, general and administrative expenses
SG&A expenses of $144.0 million increased $21.7 million, or 18%. Included in the increase is a $5.4 million loss on an insurance claim as described in the next paragraph. Excluding the loss attributable to the insurance claim, SG&A expenses increased $16.4 million, or 13%. Animal Health accounted for $14.4 million of the increase, driven by sales and marketing and development spending. Selling headcount and related marketing support increased in Brazil, Mexico and China to support MFA and vaccine initiatives and in the U.S. and Europe to support the expansion of our products to the dairy industry. Development spending focused on product lifecycle extensions. Increased amortization of intangible assets and other depreciation added $1.9 million. The OGR acquisition added $0.6 million of costs which primarily consisted of research and development expenditures. Performance Products expenses decreased $2.7 million primarily due to lower environmental remediation costs. Corporate expenses, excluding the loss on the insurance claim, increased $4.2 million due to increases in salary and wage related costs, business development costs, consulting fees and professional fees, in part related to the costs of being a public company.
During the quarter ended June 30, 2014, we recognized a $5.4 million loss in our consolidated statement of operations on the insurance claim previously recorded as an asset. In 2010, certain customers claimed damages to their poultry resulting from the use of one of our animal health products. We believed we were entitled to coverage for the claimed damages under our insurance policies, above any applicable self-insured retention or deductible. Our insurance carrier refused to cover the damages claimed and denied coverage. We instituted a legal action to enforce our rights under the policies but in June 2014 the trial court ruled against us. We have appealed the trial court’s decision. In July of 2014, we reached settlements with and made payments to our customers for their claims in amounts approximately equal to the liability previously accrued.
Adjusted EBITDA
Adjusted EBITDA of $90.6 million increased $14.8 million, or 20%. Animal Health adjusted EBITDA increased $17.3 million, or 21%, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition decreased $0.4 million, or 4%, due to slightly lower operating margins. Performance Products increased $1.7 million, or 58%, primarily due to reduced environmental remediation costs. Corporate expense increased $3.7 million due to increases in salary and wage related costs, business development costs, consulting fees and professional fees, in part related to the costs of being a public company. Adjusted EBITDA excludes the loss on the insurance claim.
Interest expense, net
Interest expense, net of $33.0 million decreased $2.7 million due to the net result of issuing the Term B Loan and Revolving Credit Facility in April 2014, retiring the Mayflower Term Loan, the BFI Term Loan and the Domestic Senior Credit Facility in April 2014 and redeeming the 9.25% Senior Notes in May 2014.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net amounted to net losses of $1.8 million and $3.1 million in 2014 and 2013, respectively. Foreign currency losses in the current period were primarily due to the movement of Brazil, Turkey and Argentina currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Loss on extinguishment of debt
Our consolidated statements of operations for the year ended June 30, 2014, included a $22.8 million loss on extinguishment of debt consisting of redemption premium paid and the write-off of original issue discount and deferred financing costs related to retired debt. In April 2014, we retired a $24.0 million term loan payable to Mayflower, a $10.0 million term loan payable to BFI and outstanding borrowings under our domestic senior credit facility. In May 2014, we retired $300.0 million of 9.25% senior notes due 2018.
Provision (benefit) for income taxes
We recorded a $9.4 million provision for income taxes on consolidated pre-tax income of $6.3 million, representing a 149.6% effective tax rate. The tax provision is comprised primarily of income taxes relating to certain profitable foreign jurisdictions and foreign withholding taxes, partially offset by a benefit from the recognition of certain previously unrecognized tax benefits. We generated a taxable loss from our domestic operations and established a valuation allowance to offset the income tax benefit. The provision included $3.2 million of foreign withholding taxes resulting from the payment of a dividend by our Israel operations to Phibro.

Comparison of fiscal years ended June 30, 2013 and 2012
Net sales
Fiscal year 2013 net sales of $653.2 million decreased $1.0 million, or less than 1%, for the fiscal year ended June 30, 2013, as compared to the fiscal year ended June 30, 2012, as $9.8 million of growth in Animal Health was offset by declines in Mineral Nutrition and Performance Products. Net sales growth was $4.0 million, or 1%, excluding the effect of the fiscal year ended June 30, 2012 revenue of $5.0 million from the licensing of vaccine delivery technology.
Animal Health
Net sales of $384.9 million grew $9.8 million, or 3%, due to volume growth of MFAs and other and nutritional specialty products, partially offset by lower volumes of vaccines. Net sales growth was $14.8 million, or 4%, excluding the effect of the fiscal year 2012 revenue of $5.0 million from the licensing of vaccine delivery technology. MFAs and other net sales grew $13.2 million, or 5%, principally from volume growth and included $6.4 million of growth in Latin America and South America, principally Mexico and Brazil, and $7.9 million of growth in China on increased demand and timing of customer deliveries. Growth was in the poultry and swine sectors and expansion into the cattle sectors in Brazil and Mexico. Nutritional specialty products grew $4.7 million, or 10%, primarily due to U.S. volume growth of OmniGen-AF and Animate and the introduction of OmniGen-AF in certain European countries. Vaccines net sales decreased $3.1 million, excluding the effect of the fiscal year 2012 licensing revenue, principally from timing of deliveries due to a transition of distribution in China and lower sales in Israel, partially offset by $1.1 million of growth in Turkey as we changed to a direct sales approach. Vaccine sales decreased $5.0 million due to the fiscal year 2012 licensing revenue of vaccine delivery technology.
Mineral Nutrition
Net sales of $203.2 million decreased $6.9 million, or 3%, reflecting a $9.0 million sales reduction due to our decision to deemphasize lysine sales. Trace mineral volumes were approximately level to the prior year, excluding the lysine volumes.
Performance Products
Net sales of $65.0 million decreased $3.8 million, or 6%, primarily due to a $7.9 million decrease from lower unit volumes in the personal care and automotive industries, partially offset by $4.3 million of higher average selling prices in the industrial sector.
Gross profit
Gross profit of $179.0 million increased $14.8 million, or 9%, to 27.4% of net sales for the fiscal year ended June 30, 2013, as compared to the fiscal year ended June 30, 2012, with all the improvement coming from Animal Health. Gross profit growth was $19.8 million, or 12%, excluding the effect of the fiscal year 2012 gross profit of $5.0 million from the licensing of vaccine delivery technology. Animal Health gross profit increased $20.2 million, excluding last year’s gross profit from the licensing of vaccine delivery technology, with approximately $10.0 million due to volume growth and favorable product mix, $7.7 million due to lower unit costs and other items and a $2.5 million benefit from the OGR acquisition. Lower unit costs primarily were due to reduced production costs from favorable currency movements related to the Brazilian Real and improved operating efficiencies from capital expenditures. MFAs and other contributed $16.6 million of the increase on volume growth, favorable product mix and lower unit costs. Nutritional specialty products contributed $4.6 million of the increase on volume growth and a $2.5 million benefit from the OGR acquisition, due to the elimination of royalty expense previously included in cost of goods sold. Excluding the fiscal year 2012 gross profit from the licensing of vaccine delivery technology, vaccines gross profit decreased $1.0 million due to volume declines, partially offset by favorable product mix. Mineral Nutrition gross profit decreased $1.0 million due to reduced margins from competitive conditions on approximately level volumes. Performance Products gross profit increased $0.6 million as favorable product mix and improved average selling prices offset volume declines.

Selling, general and administrative expenses
Selling, general and administrative expenses of $122.2 million increased $7.4 million, or 6%, for the fiscal year ended June 30, 2013, as compared to the fiscal year ended June 30, 2012. Animal Health accounted for $3.6 million of the increase, driven by sales and marketing spending. Selling headcount and related marketing support increased primarily in: (i) Turkey for the completion of our direct sales organization, (ii) Brazil and Mexico to support MFA initiatives, and (iii) the U.S. and Europe to support the expansion of OmniGen-AF and Animate to the dairy industry. Depreciation and amortization increased $1.7 million, primarily in Animal Health due to amortization of OGR acquired intangibles. The OGR acquisition also added $0.5 million of R&D costs. Our R&D expenses were $6.6 million for the year, focused primarily on product lifecycle management and development of our nutritional specialty products and vaccines technologies. R&D expense decreased $0.6 million on timing of project spending. Mineral Nutrition expenses were equal to the prior fiscal year. Performance Products expense increased by $3.0 million, primarily due to increased environmental remediation costs. SG&A includes Corporate expense of $24.8 million, an increase over the prior year of $0.9 million, including $0.4 million of increased depreciation expense.
Adjusted EBITDA
Adjusted EBITDA of $75.8 million increased $8.9 million, or 13%, for the fiscal year ended June 30, 2013, as compared to the fiscal year ended June 30, 2012. Operating income growth was $12.4 million, or 28%, excluding the effect of the fiscal year 2012 income of $5.0 million from the licensing of vaccine delivery technology. Animal Health’s operating income increased by $16.6 million, excluding the effect of the licensing of vaccine delivery technology, due to increased gross profit partially offset by increased SG&A expenses. Mineral Nutrition operating income decreased $1.0 million, or 9%, due to reduced unit margins as volumes were approximately level with last year. Performance Products operating income decreased $2.4 million, or 47%, primarily due to increased environmental remediation costs. Corporate expenses accounted for the remaining increase.
Interest expense, net
Interest expense, net of $35.6 million increased $0.2 million for the fiscal year ended June 30, 2013, as compared to the fiscal year ended June 30, 2012, as higher average amounts outstanding under the domestic senior credit facility were partially offset by reduced interest charges due to payment of a note payable.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net were $3.1 million and $1.2 million in the fiscal years ended June 30, 2013 and 2012, respectively. Foreign currency losses in the current period primarily were due to the movement of Argentine, Brazilian and Asia Pacific currencies relative to the U.S. dollar.
Provision (benefit) for income taxes
Income tax provision (benefit) of ($7.0) million was recorded on consolidated pre-tax income of $17.8 million. The current year provision included a tax benefit of $9.1 million resulting from a reversal of a portion of our previously established deferred tax valuation allowance. The reversal was required to offset deferred tax liabilities established as part of the OGR acquisition. Our effective tax rate also reflects income tax provisions primarily from profitable foreign jurisdictions. No provision for U.S. federal income taxes was recorded as our domestic operations generated a pre-tax loss. We have recorded valuation allowances related to substantially all net deferred tax assets in certain significant tax jurisdictions. We will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:

				Change
For the Years Ended June 30	2014	2013	2012	2014 / 2013	2013 / 2012
	(in thousands)
Cash provided by/(used in):
Operating activities	$(712)	$1,437	$31,988	$(2,149)	$(30,551)
Investing activities	(19,412)	(38,358)	(17,743)	18,946	(20,615)
Financing activities	4,779	10,875	(8,218)	(6,096)	19,093
Effect of exchange-rate changes on cash and cash equivalents	(203)	(485)	(725)	282	240
Net increase/(decrease) in cash and cash equivalents	$(15,548)	$(26,531)	$5,302	$10,983	$(31,833)

Net cash provided (used) by operating activities was comprised of:

				Change
For the Years Ended June 30	2014	2013	2012	2014 / 2013	2013 / 2012
	(in thousands)
Adjusted EBITDA	$90,597	$75,754	$66,852	$14,843	$8,902
Interest paid	(45,370)	(33,824)	(34,059)	(11,546)	235
Income taxes paid	(12,207)	(7,061)	(7,217)	(5,146)	156
Payment of premium and costs on extinguished debt	(17,205)	—	—	(17,205)	—
Changes in operating assets and liabilities and other items	(16,527)	(33,432)	6,412	16,905	(39,844)
Net cash provided (used) by operating activities	$(712)	$1,437	$31,988	$(2,149)	$(30,551)

Certain amounts may reflect rounding adjustments.
Operating activities
For the year ended June 30, 2014, net cash used by operating activities was $0.7 million. Cash used included a $17.2 million payment of premiums relating to the extinguishment of debt. Interest payments of $45.4 million were unusually high due to the timing of an additional interest payment on the Senior Notes as part of the refinancing. Accounts receivable used $14.7 million of cash, primarily resulting from sales growth and an overall increase in accounts receivable days sales outstanding (“DSO”) by 2 days due to growth in international markets.
For the year ended June 30, 2013, cash provided by operating activities was $1.4 million. Operating assets and liabilities used $33.8 million of cash, including $25.1 million of cash used for inventory. The inventory increase was the result of producing for expected future volume demands and making certain opportunistic purchases at favorable pricing.
Investing activities
For the year ended June 30, 2014, net cash used in investing activities was $19.4 million. Capital expenditures were $19.8 million as we continued to invest in our existing asset base and for capacity expansion and cost reductions.
We expect our capital expenditures will total approximately $25 million in fiscal year 2015, primarily for the Animal Health segment, including investments for the continued expansion of production capacity and cost reductions.

For the year ended June 30, 2013, cash used in investing activities was $38.4 million. The OGR and other acquisitions used $18.7 million. Our capital expenditures totaled $19.9 million and included investments for the expansion of production capacity for the Animal Health segment. Our capital expenditures also included investments to reduce manufacturing costs and improve production efficiencies for certain of our animal health products.
Financing activities
For the year ended June 30, 2014, net cash provided by financing activities was $4.8 million. The IPO provided $114.4 million of net cash from the issuance of new common shares. The refinancing used $78.8 million of net cash, including proceeds from long term debt of $289.3 million and repayments of our domestic senior credit facility and long term debt of $368.1 million. In March 2014, prior to the IPO, we paid a $25.0 million dividend to our stockholders.
For the year ended June 30, 2013, cash provided by financing activities was $10.9 million. In 2013, we borrowed a net $20.0 million from our domestic senior credit facility. In addition, we made a $3.0 million dividend payment and the final $5.0 million payment on the Teva term loan.
Liquidity and capital resources
We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolving Credit Facility and foreign credit lines, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Revolving Credit Facility and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that the challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing.
Certain relevant measures of our liquidity and capital resources follow:

				Change
As of June 30	2014	2013	2012	2014 / 2013	2013 / 2012
	(in thousands)
Cash and cash equivalents	$11,821	$27,369	$53,900	$(15,548)	$(26,531)
Working capital	177,999	153,677	127,472	24,322	26,205
Ratio of current assets to current liabilities	2.63:1	2.33:1	2.06:1

We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At June 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit and other commitments of $17.1 million, leaving $82.9 million available for borrowings and letters of credit. In addition, we had availability totaling $15.0 million under our Israeli loan agreements.
We currently intend to pay quarterly dividends, representing $15.6 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of $0.10 per share on Class A common stock and Class B common stock which is payable on September 24, 2014.
At June 30, 2014, our cash and cash equivalents included $9.8 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. We consider the remaining funds to be indefinitely reinvested in our international operations, based on our operating plan. Should our plans change and we decide to repatriate some or all of the remaining cash held by our international subsidiaries, the amounts repatriated would be subject to federal and state income taxes at statutory rates, with the potential for partial offsetting credits for taxes paid to international jurisdictions. We currently have U.S. federal and state NOLs that would be available to offset income from the repatriation of such cash and cash equivalents, to the extent not used to offset other income. As such, no significant current income taxes would be payable to federal or state authorities from the repatriation of such cash and cash equivalents until such NOLs have been fully used. For financial reporting purposes, the use of the NOLs would result in the release of a valuation allowance currently recorded to offset the value of the NOLs. The provision for income taxes would not be significantly affected by the repatriation, to the extent of the release of the existing valuation allowance.
Analysis of the consolidated balance sheets

				Change
As of June 30	2014	2013	2012	2014 / 2013	2013 / 2012
	(in thousands)
Accounts receivable–trade	$113,858	$99,137	$99,140	$14,721	$(3)
DSO	56	54	53

Certain amounts and percentages may reflect rounding adjustments.
DSO average was 50 to 60 days across all our businesses and geographies. Payment terms outside the U.S. are typically longer than in the U.S. For the periods presented, we have maintained our overall average accounts receivables DSO between 53 and 56 days. We regularly monitor our accounts receivable for collectability, particularly in countries where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment. We calculate DSO based on a 360-day year and compare accounts receivable with sales for the quarter ending at the balance sheet date.

				Change
As of June 30	2014	2013	2012	2014 / 2013	2013 / 2012
	(in thousands)
Inventories	$143,184	$140,032	$120,123	$3,152	$19,909

Inventory increased by $3.2 million in 2014, primarily due to increases in the Animal Health segment.
Contractual obligations
Payments due under contractual obligations as of June 30, 2014, were:

	Years
	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total
	(in thousands)
Long-term debt (including current portion)	$2,969	$5,825	$5,800	$275,500	$290,094
Revolving credit facility	—	—	—	—	—
Interest payments	12,464	24,579	23,926	19,583	80,552
Lease commitments	4,486	7,729	5,700	4,668	22,583
Deferred consideration on acquisitions	1,455	2,503	107	234	4,299
Total contractual obligations	$21,374	$40,636	$35,533	$299,985	$397,528

Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $7.4 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the periods in which the liability will be realized.
Our Board of Directors declared a cash dividend of $0.10 per share on Class A common stock and Class B common stock, representing $3.9 million payable on September 24, 2014.
Off-balance sheet arrangements
We do not currently use off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, investment or other financial purposes.

In the ordinary course of business, we may indemnify our counterparties against certain liabilities that may arise. These indemnifications typically pertain to environmental matters. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to certain restrictions and limitations.
General description of non-GAAP financial measures
Adjusted EBITDA
Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to portray the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We have defined Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, and (c) certain items that we consider to be unusual or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income.
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
Certain significant items
Adjusted EBITDA and Adjusted net income are calculated prior to considering certain items. We evaluate such items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual or non-operational nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis. An example of an unusual item is the loss on extinguishment of debt incurred in fiscal years 2014 and 2011. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.
Adjusted Net Income
Adjusted net income is an alternative view of performance and we believe investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted

Net Income to portray the results of our operations prior to considering certain income statement elements. We have defined adjusted net income as net income plus (i) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, (ii) amortization of acquired intangibles, (iii) stock-based compensation, (iv) certain items that we consider to be unusual or non-recurring and (v) income taxes on a cash basis. The Adjusted Net Income measure is not, and should not be viewed as, a substitute for GAAP reported net income.
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
New accounting standards
For discussion of new accounting standards, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards.”
Significant accounting policies and application of critical accounting estimates
In presenting our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures.
We believe that the following accounting policies are critical to an understanding of our consolidated financial statements as they require the application of the most difficult, subjective and complex judgments and, therefore, could have the greatest impact on our financial statements.
Acquisitions, Intangible Assets and Goodwill
Our consolidated financial statements reflect the operations of an acquired business starting from the completion of the transaction. Assets acquired and liabilities assumed are recorded at the date of acquisition at their fair values, with any excess of the purchase price over the fair values of the net assets acquired recorded as goodwill.
Significant judgment is required to determine the fair value of certain acquired assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets are based on factors including competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. All of our acquired intangible assets are expected to have determinable useful lives. The costs of intangible assets are amortized to expense over their estimated lives.
Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. An impairment loss may be recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. We have not experienced significant changes in the carrying value or estimated remaining useful lives of our long-lived or amortizable intangible assets in the periods included in the consolidated financial statements.
We evaluate goodwill for impairment annually by comparing the book value to the fair value of the reporting unit to which the goodwill relates. If circumstances change significantly, we would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. We determine the fair value of the reporting units using a discounted cash flow analysis method. Considerable management judgment, such as assumptions of forecasted growth rates and discount rate, is necessary in arriving at the fair value. Application of alternative assumptions, such as changes in the estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. During the quarter ended June 30, 2014, we performed the annual goodwill impairment test and determined that none of the goodwill was impaired.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $5.1 million equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
Environmental Liabilities
Our operations and properties are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations, including those governing pollution; protection of the environment; the use, management and release of hazardous materials, substances and wastes; air emissions; greenhouse gas emissions; water use, supply and discharge; the investigation and remediation of contamination; the manufacture, distribution, and sale of regulated materials, including pesticides; the importing, exporting and transportation of products; and the health and safety of our employees and the public. As such, the nature of our current and former operations and those of our subsidiaries expose us and our subsidiaries to the risk of claims with respect to such matters, including fines, penalties and remediation obligations that may be imposed by regulatory authorities. We record accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.
Pension Liabilities
The measurement of our pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future contributions and expenses. The Company reassesses its benefit plan assumptions on a regular basis. The discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At June 30, 2014, the discount rate for the Company’s U.S. pension plan was 4.5% compared to 5.0% at June 30, 2013. The expected rate of return on plan assets of 7.0% represents the average rate of return expected to be earned on plan assets over the period the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets.
For discussion of pension liabilities, see “Notes to Consolidated Financial Statements—Employee Benefit Plans.”

Revenue Recognition
Revenue is recognized upon transfer of title and when risk of loss passes to the customer. Certain of our businesses have terms of FOB shipping point where title and risk of loss transfer on shipment. Certain of our businesses have terms of FOB destination where title and risk of loss transfer on delivery. In the case of FOB destination, revenue is not recognized until products are received by the customer. Additional conditions for recognition of revenue are that persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collections of sales proceeds are reasonably assured and we have no further performance obligations. We record estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements and other volume-based incentives, at the time the sale is recorded. Royalty and licensing income from licensing agreements are recognized as earned under the terms of the related agreements and are included in net sales in the consolidated statements of operations. Net Sales also include shipping and handling fees billed to customers. Delivery costs to our customers are included in cost of goods sold on the statements of operations.
Income Taxes
The provision for income taxes includes U.S. federal, state, and foreign income taxes, as well as foreign withholding taxes. Our annual tax rate is determined based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our financial statements or assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.
We operate in multiple jurisdictions with complex tax policy and regulatory environments. In certain of these jurisdictions, we may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.
Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate.
Historically, the Company has asserted its intention to indefinitely reinvest foreign earnings outside of the United States. During the quarter ended December 31, 2013, the Company reviewed the ongoing cash needs of its foreign subsidiaries and determined that $25.0 million was not needed for reinvestment in our Israel subsidiaries and could be remitted to the United States. Based on this review, the indefinite reinvestment assertion was changed solely with respect to these earnings. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries, which continue to be permanently reinvested.

For more information regarding our significant accounting policies, estimates and assumptions, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards.”
Contingencies
Legal matters
We are subject to numerous contingencies arising in the ordinary course of business, such as product liability and other product-related litigation, commercial litigation, environmental claims and proceedings and government investigations. See “Notes to Consolidated Financial Statements—Commitments and Contingencies.”
Certain of these contingencies could result in losses, including damages, fines and/or civil penalties, and/or criminal charges, which could be substantial. We believe that we have strong defenses in these types of matters, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that any of these matters will have a material adverse effect on our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued.
We have accrued for losses that are both probable and reasonably estimable. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Environmental
Our operations and properties are subject to Environmental Laws and regulations. As such, the nature of our current and former operations exposes us to the risk of claims with respect to such matters, including fines, penalties, and remediation obligations that may be imposed by regulatory authorities. Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Known costs and expenses under Environmental Laws incidental to ongoing operations, including the cost of litigation proceedings relating to environmental matters, are generally included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws or to investigate or remediate potential or actual contamination and from time to time we establish reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred are difficult to predict.
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

For additional details, see “Business—Environmental, Health and Safety.”
Tax matters
We account for income tax contingencies using a benefit recognition model. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards.” If our initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit if: (i) there are changes in tax law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) the statute of limitations expires; or (iii) there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, and changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard.
Our assessments concerning uncertain tax positions are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant. For additional details, see “Notes to Consolidated Financial Statements—Income Taxes.”
Item 7A.
  Quantitative and Qualitative Disclosures about Market Risk
Foreign exchange risk
Portions of our net sales and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 65 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Brazilian real, the Israeli shekel and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances.
Our primary foreign currency exposures are the Brazilian and Israeli currencies. From time to time, we manage foreign exchange risk through the use of foreign currency derivative contracts. These contracts are used to offset the potential earnings effects from exposure to foreign currencies.
Our financial instrument holdings at June 30, 2014, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see “Notes to Consolidated Financial Statements—Derivatives.” As of June 30, 2014 and 2013, the sensitivity analysis of changes in the fair value of all foreign currency derivative contracts indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would, decrease by $0.5 million or increase by $2.0 million and decrease by $1.2 million or increase by $1.8 million, respectively.
Interest rate risk
Substantially all of our outstanding debt is floating rate debt. Our Revolving Credit Facility and Term B Loan carry floating interest rates that are tied to LIBOR and the Prime Rate; therefore, our profitability and cash flows are exposed to interest rate fluctuations. At June 30, 2014, our outstanding floating rate debt was limited to the Term B Loan. Under the terms of that facility, a 100 basis point increase in LIBOR would increase our annual interest expense and cash flows by less than $0.5 million. At June 30, 2013, our borrowings under the prior domestic senior credit facility were $34.0 million. Assuming this balance was outstanding at June 30, 2014, a 100 basis point increase in LIBOR would increase our annual interest expense and cash flows by less than $0.4 million. For additional details, see “Notes to the Consolidated Financial Statements—Debt.”

Item 8.
  Financial Statements and Supplementary Data
PHIBRO ANIMAL HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phibro Animal Health Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Phibro Animal Health Corporation and its subsidiaries at June 30, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
September 18, 2014

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30	2014	2013	2012
	(in thousands, except per share amounts)
Net sales	$691,914	$653,151	$654,101
Cost of goods sold	484,139	474,187	489,962
Gross profit	207,775	178,964	164,139
Selling, general and administrative expenses	143,981	122,233	114,814
Operating income	63,794	56,731	49,325
Interest expense	29,889	31,383	31,436
Interest expense, stockholders	3,192	4,388	4,264
Interest (income)	(119)	(142)	(281)
Foreign currency (gains) losses, net	1,753	3,103	1,192
Loss on extinguishment of debt	22,771	—	—
Other (income) expense, net	—	151	(400)
Income before income taxes	6,308	17,848	13,114
Provision (benefit) for income taxes	9,435	(7,043)	6,138
Net income (loss)	$(3,127)	$24,891	$6,976
Net income (loss) per share–basic and diluted	$(0.10)	$0.82	$0.23
Weighted average common shares outstanding–basic and diluted	32,193	30,458	30,458
Dividends per share	$0.82	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended June 30	2014	2013	2012
	(in thousands)
Net income (loss)	$(3,127)	$24,891	$6,976

Fair value of derivative instruments	1,025	(222)	(841)
Foreign currency translation adjustment	1,110	(5,968)	(15,077)
Unrecognized net pension gains (losses)	(4,423)	5,390	(10,413)
(Provision) benefit for income taxes	—	(2,016)	—
Other comprehensive income (loss)	(2,288)	(2,816)	(26,331)
Comprehensive income (loss)	$(5,415)	$22,075	$(19,355)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

As of June 30	2014	2013
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$11,821	$27,369
Accounts receivable, net	113,858	99,137
Inventories, net	143,184	140,032
Prepaid expenses and other current assets	30,426	29,848
Total current assets	299,289	296,386
Property, plant and equipment, net	109,159	104,422
Intangibles, net	29,803	35,155
Other assets	34,072	38,179
Total assets	$472,323	$474,142
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$2,969	$64
Accounts payable	59,608	57,902
Accrued expenses and other current liabilities	49,861	57,438
Total current liabilities	112,438	115,404
Revolving credit facility	—	34,000
Long-term debt	286,422	297,666
Long-term debt, stockholders	—	33,874
Other liabilities	58,314	62,136
Total liabilities	457,174	543,080
Commitments and contingencies (Note 13)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 17,442,953 shares issued and outstanding; 30,000,000 Class B shares authorized, 21,348,600 shares issued and outstanding	4	7
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	132,453	42,948
Accumulated deficit	(97,248)	(94,121)
Accumulated other comprehensive income (loss)	(20,060)	(17,772)
Total stockholders’ equity (deficit)	15,149	(68,938)
Total liabilities and stockholders’ equity (deficit)	$472,323	$474,142

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30	2014	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(3,127)	$24,891	$6,976
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	21,453	19,023	17,527
Amortization of deferred financing costs	1,021	1,366	1,418
Amortization of imputed interest and debt discount	427	560	327
Deferred income taxes	1,289	(12,035)	(2,392)
Foreign currency (gains) losses, net	1,429	2,887	3,414
Other	(538)	(1,438)	(482)
Loss on extinguishment of debt	22,771	—	—
Payment of premiums and costs on extinguished debt	(17,205)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,683)	(729)	(3,775)
Inventories, net	(3,186)	(25,106)	(745)
Prepaid expenses and other current assets	(31)	(6,526)	(3,301)
Other assets	5,103	(363)	(5,792)
Accounts payable	1,682	(6,601)	6,410
Accrued interest	(13,813)	33	(104)
Accrued expenses and other liabilities	(3,304)	5,475	12,507
Net cash provided (used) by operating activities	(712)	1,437	31,988
INVESTING ACTIVITIES
Capital expenditures	(19,846)	(19,947)	(14,824)
Business acquisitions	—	(18,692)	(3,384)
Other	434	281	465
Net cash provided (used) by investing activities	(19,412)	(38,358)	(17,743)
FINANCING ACTIVITIES
Borrowings under the domestic senior and revolving credit facility	175,500	75,000	1,000
Repayments of the domestic senior and revolving credit facility	(209,500)	(55,000)	(4,500)
Proceeds from long-term debt	289,275	—	—
Payments of long-term debt, capital leases and other	(335,374)	(5,201)	(4,718)
Debt issuance costs	(4,551)	(924)	—
Proceeds from common stock issued	114,429	—	—
Dividends paid	(25,000)	(3,000)	—
Net cash provided (used) by financing activities	4,779	10,875	(8,218)
Effect of exchange rate changes on cash	(203)	(485)	(725)
Net increase (decrease) in cash and cash equivalents	(15,548)	(26,531)	5,302
Cash and cash equivalents at beginning of period	27,369	53,900	48,598
Cash and cash equivalents at end of period	$11,821	$27,369	$53,900
Supplemental cash flow information
Interest paid	$45,370	$33,824	$34,059
Income taxes paid, net	12,207	7,061	7,217
Non-cash investing and financing activities
Capital / leasehold improvements	1,315	—	1,569
Business acquisitions	—	4,550	3,000
Capital lease additions	29	103	120

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
As of June 30, 2011	30,458,220	$7	$—	$42,538	$(122,988)	$11,375	$(69,068)
Comprehensive income (loss)	—	—	—	—	6,976	(26,331)	(19,355)
Stock-based compensation expense	—	—	—	195	—	—	195
As of June 30, 2012	30,458,220	$7	$—	$42,733	$(116,012)	$(14,956)	$(88,228)
Comprehensive income (loss)	—	—	—	—	24,891	(2,816)	22,075
Dividends paid	—	—	—	—	(3,000)	—	(3,000)
Stock-based compensation expense	—	—	—	215	—	—	215
As of June 30, 2013	30,458,220	$7	$—	$42,948	$(94,121)	$(17,772)	$(68,938)
Comprehensive income (loss)	—	—	—	—	(3,127)	(2,288)	(5,415)
Issuance of common stock, net of issuance costs	8,333,333	1	—	114,428	—	—	114,429
Conversion of common stock certificate and effect of stock split	—	(4)	—	4	—	—	—
Dividends paid	—	—	—	(25,000)	—	—	(25,000)
Stock-based compensation expense	—	—	—	73	—	—	73
As of June 30, 2014	38,791,553	$4	$—	$132,453	$(97,248)	$(20,060)	$15,149

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
1.
  Description of Business
Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products to the poultry, swine, cattle, dairy, aquaculture and ethanol markets. The Company is also a manufacturer and marketer of performance products for use in the personal care, automotive, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “the Company” and similar expressions refer to Phibro and its subsidiaries.
2.
  Initial Public Offering and Refinancing
Initial Public Offering
On April 16, 2014, we completed the initial public offering (“IPO”) of 14,657,200 shares of Class A common stock (including the exercise of the underwriters’ over-allotment option) at a price to the public of $15.00 per share. In connection with the IPO, we issued and sold 8,333,333 shares of Class A common stock. The proceeds to us from the IPO were $114,429, after deducting underwriting discounts of $8,438 and net offering expenses payable by us of $2,133.
In connection with the IPO, Mayflower Limited Partnership (“Mayflower”), a limited partnership that is managed by 3i Investments plc and advised by 3i Corporation, and whose sole limited partner is 3i Group plc, the ultimate parent company of both 3i Investments plc and 3i Corporation, sold 6,323,867 shares of Class A common stock including 1,911,808 shares of Class A common stock pursuant to the exercise of the underwriters’ over-allotment option. We did not receive any proceeds from shares sold by Mayflower.
In connection with the IPO, we effected a 0.442-for-1 stock split. All amounts have been adjusted retrospectively to give effect to the stock split.
Issuance of Credit Facilities
On April 16, 2014, Phibro, together with certain of its subsidiaries acting as guarantors, entered into a Credit Agreement with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Collateral Agent and L/C Issuer, and each lender from time to time party thereto (the “Lenders”). The Lenders extended credit to the Company in the form of (i) a $290,000 Term B loan and (ii) a $100,000 revolving credit facility. The revolving credit facility was undrawn at closing and at June 30, 2014, and contains a letter of credit facility. See “—Debt.”
Retirement of 9.25% Senior Notes, Mayflower Term Loan, BFI Term Loan and Domestic Senior Credit Facility
On April 16, 2014, we retired a $24,000 term loan payable to Mayflower due December 31, 2016, a $10,000 term loan payable to BFI Co., LLC (“BFI”), a Bendheim family investment vehicle, due August 1, 2014 and $36,000 of outstanding borrowings under our domestic senior credit facility.
On May 16, 2014, we retired $300,000 of 9.25% senior notes due July 1, 2018 (the “Senior Notes”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of the Refinancing
Our consolidated statement of operations for the year ended June 30, 2014, included a loss on extinguishment of debt as follows:

Redemption premium on Senior Notes	$17,184
Write-off of original issue discount related to Senior Notes and BFI term loan	2,123
Write-off of capitalized debt issuance costs related to Senior Notes, Mayflower term loan, BFI term loan and cancelled domestic senior credit facility and other items	3,464
Loss on extinguishment of debt	$22,771

3.
  Summary of Significant Accounting Policies and New Accounting Standards
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Phibro and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The decision whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective control over the entity.
We present our financial statements on the basis of our fiscal year ending June 30. All references to years in these consolidated financial statements refer to the fiscal year ending or ended on June 30 of that year.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
During the year ended June 30, 2014, we identified and corrected an error in prior period cash flows related to an equity method investment. We corrected the error and increased cash flows from operating activities and decreased cash flows from investing activities by $1,022 and $106 for 2013 and 2012, respectively. The error had no impact to the consolidated statements of operations, consolidated comprehensive income or the consolidated balance sheet. We have assessed the effects of the correction and have concluded the items were not material to our prior period consolidated financial statements. Accordingly we have revised the prior year statements of consolidated cash flows.
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
Risks, Uncertainties and Liquidity
An expansion of the regulatory restrictions on the use of antibiotics or antibacterials in food-producing animals could result in a decrease in our sales. The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on or banning of the use of antibiotics in food-producing animals. The sale of antibiotics and antibacterials is a material portion of our business. Should regulatory or other developments result in restrictions on the sale of such products, it could have a material adverse effect on our financial position, results of operations and cash flows.
The testing, manufacturing, and marketing of certain of our products are subject to extensive regulation by numerous government authorities in the United States and other countries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have significant assets in Israel, Brazil and other locations outside of the United States and a significant portion of our sales and earnings are attributable to operations conducted abroad. Our assets, results of operations and future prospects are subject to currency exchange fluctuations and restrictions, energy shortages, other economic developments, political or social instability in some countries, and uncertainty of, and governmental control over, commercial rights, which could result in a material adverse effect on our financial position, results of operations and cash flows.
We are subject to environmental laws and regulations governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of regulated materials, including pesticides, and the health and safety of employees. As such, the nature of our current and former operations and those of our subsidiaries expose Phibro and our subsidiaries to the risk of claims with respect to such matters.
Use of Estimates
Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. We regularly evaluate our estimates and assumptions using historical experience and other factors. Our estimates are based on complex judgments, probabilities and assumptions that we believe to be reasonable.
Revenue Recognition
We recognize revenue upon transfer of title and when risk of loss passes to the customer. Certain of our businesses have terms of FOB shipping point where title and risk of loss transfer on shipment. Certain of our businesses have terms of FOB destination where title and risk of loss transfer on delivery. In the case of FOB destination, revenue is not recognized until products are received by the customer. Additional conditions for recognition of revenue are that persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collections of sales proceeds are reasonably assured and we have no further performance obligations. We record estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements and other volume-based incentives, at the time the sale is recorded. Royalty and licensing income from licensing agreements are recognized when earned under the terms of the related agreements and are included in Net Sales in the consolidated statements of operations. Net Sales also include shipping and handling fees billed to customers. Delivery costs to our customers are included in cost of goods sold in the consolidated statements of operations.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and do not normally require collateral or other security to support credit sales. Our ten largest customers represented, in the aggregate, approximately 21% and 24% of accounts receivable at June 30, 2014 and 2013, respectively.
The allowance for doubtful accounts is our best estimate of the probable credit losses in existing accounts receivable. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We also monitor domestic and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

international economic conditions for the potential effect on our customers. Past due balances are reviewed individually for collectability. Bad debts have been minimal. Account balances are charged against the allowance when we determine it is probable the receivable will not be recovered.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined principally under weighted average and standard cost methods, which approximate first-in, first-out (FIFO) cost. Obsolete and unsalable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. We capitalize interest expense as part of the cost of construction of facilities and equipment. No interest expense was capitalized in 2014, 2013 and 2012.
Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives ranging from 8 to 25 years for buildings and improvements and 3 to 16 years for machinery and equipment.
We capitalize costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the consolidated statements of operations.
Capitalized Software Costs
We capitalize costs to obtain, develop and implement software for internal use in accordance with FASB Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Amounts paid to third parties and costs of internal employees who are directly associated with the software project are also capitalized, depending on the stage of development. We expense software costs that do not meet the capitalization criteria. Capitalized software costs are included in property, plant and equipment on the consolidated balance sheets and are amortized on a straight-line basis over seven years.
Deferred Financing Costs
Costs and original issue discounts or premiums related to issuance or modification of our debt are deferred on the consolidated balance sheet and amortized over the lives of the respective debt instruments. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.
Acquisitions, Intangible Assets and Goodwill
Our consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition, with any excess of the purchase price over the fair values of the net assets acquired recorded as goodwill.
Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets are primarily based on a number of factors including competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Amortization expense is included in selling, general and administrative expenses in the consolidated statements of operations.
Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. An impairment loss would be recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. We have not experienced significant changes in the carrying value or estimated remaining useful lives of our long-lived or amortizable intangible assets in the periods included in the consolidated financial statements.
We annually evaluate goodwill for impairment by comparing the book value to the fair value of the reporting unit to which the goodwill relates. If circumstances change significantly, we would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. We determine the fair value of the reporting units using a discounted cash flow analysis method. Considerable management judgment, such as assumptions of forecasted growth rates and discount rate, is necessary in arriving at the fair value. Application of alternative assumptions, such as changes in the estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. During the quarter ended June 30, 2014, we performed the annual goodwill impairment test and determined that none of the goodwill was impaired.
Foreign Currency Translation
We generally use local currency as the functional currency to measure the financial position and results of operations of each of our international subsidiaries. We translate assets and liabilities of these operations at the exchange rates in effect at the balance sheet date. We translate income statement accounts at the average rates of exchange prevailing during the period. Translation adjustments that arise from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).
Certain of our Israeli operations have designated the U.S. dollar as their functional currency. Gains and losses arising from remeasurement of local currency accounts into U.S. dollars are included in determining net income or loss.
Foreign currency gains and losses primarily arise from intercompany balances.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and the changes in: (i) the fair value of derivative instruments; (ii) foreign currency translation adjustment; (iii) unrecognized net pension gains (losses); and (iv) the related (provision) benefit for income taxes.
Derivative Financial Instruments
We record all derivative financial instruments on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded in results of operations or accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if so, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are included in the results of operations in the periods in which operations are affected by the hedged item.
From time to time, we use forward contracts and options to mitigate exposure to changes in foreign currency exchange rates and as a means of hedging forecasted operating costs. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. We hedge forecasted transactions for periods not exceeding the next twenty-four months. We do not engage in trading or other speculative uses of financial instruments.
Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. ASC 820 uses a three level hierarchy to prioritize the inputs used in measuring fair value. Level 1 inputs include quoted prices in active markets for identical assets or liabilities. Level 2 inputs include observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs include unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
Environmental Liabilities
Expenditures for ongoing compliance with environmental regulations are expensed or capitalized as appropriate. We capitalize expenditures made to extend the useful life or productive capacity of an asset, including expenditures that prevent future environmental contamination. Other expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations. We record the expense and related liability in the period an environmental assessment indicates remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies’ experiences and data released by the U.S. Environmental Protection Agency or other organizations. The estimated liabilities are not discounted. We record anticipated recoveries under existing insurance contracts if probable.
Income Taxes
The provision for income taxes includes U.S. federal, state, and foreign income taxes. Our annual tax rate is determined based on our income, statutory tax rates, the tax effects of items treated differently for tax purposes than for financial reporting purposes and tax planning opportunities available in the various jurisdictions in which we operate. Tax law requires certain items be included in the tax return at different times than the items are reflected in the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our consolidated statements of operations. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our consolidated financial statements and assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant judgment is required in determining our tax provision and in evaluating our tax positions. The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.
We operate in multiple jurisdictions with complex tax policy and regulatory environments. In certain of these jurisdictions, we may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.
Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, future events such as changes in tax legislation, the geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an effect on those estimates and our effective tax rate.
Research and Development Expenditures
Research and development expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations. Most of our manufacturing facilities have chemists and technicians on staff involved in product development, quality assurance, quality control and also providing technical services to customers. Research, development and technical service efforts are conducted at various facilities. We operate animal health research and development facilities in Guarulhos, Brazil; Beit Shemesh, Israel; Naot Hovav, Israel; Quincy, Illinois; St. Paul, Minnesota; Corvallis, Oregon; and Manhattan, Kansas. These facilities provide research and development services relating to: fermentation development and micro-biological strain improvement; vaccine development; chemical synthesis and formulation development; nutritional supplement development; and ethanol-related products.
Stock-Based Compensation
All stock-based compensation to employees, including grants of stock options, is expensed over the requisite service period based on the grant date fair value of the awards. We determine the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the exercise of stock options and warrants. For the year ended June 30, 2014, there was a net loss; and we excluded 296,162 net shares of stock options and warrants from the calculation of diluted net income (loss) per share because of the anti-dilutive effect from the assumed exercise of these options and warrants. For the years ended June 30, 2013 and 2012, the stock options and warrants had an exercise price greater than the estimated market value and were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and warrants was anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards
We have elected to adopt new accounting standards within the specified effective date established for public companies, where applicable.
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, clarifies when it is appropriate for an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset. ASU 2013-11 was effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is also permitted. We elected to early adopt the provisions of this pronouncement, and it did not have a material effect on our consolidated financial statements.
ASU 2014-08, Presentation of Financials (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the criteria for reporting a discontinued operation while enhancing disclosures. Under the new guidance, a disposal of a component of an entity or group of components of an entity that represents a strategic shift that has, or will have, a major effect on operations and financial results is a discontinued operation when any of the following occurs: (i) it meets the criteria to be classified as held for sale, (ii) it is disposed of by sale, or (iii) it is disposed of other than by sale. Also, a business that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations, as well as disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all businesses that, on acquisition, are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. The guidance should be applied retrospectively to each prior reporting period presented. We are currently evaluating the impact that adopting this guidance will have on our consolidated financial statements.
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will need to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will need to consider relevant conditions that are known and reasonably knowable at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Under the new standard, the definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies. ASU 2014-15 will be effective for annual periods ending after December 15, 2016. Earlier adoption is permitted. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.
  Statements of Operations—Additional Information

For the Years Ended June 30	2014	2013	2012
Depreciation and amortization
Depreciation of property, plant and equipment	$16,439	$14,917	$14,425
Amortization of intangible assets	4,897	4,106	3,048
Amortization of other assets	117	—	54
Depreciation and amortization	$21,453	$19,023	$17,527

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $2,657, $2,159 and $2,362 during 2014, 2013 and 2012, respectively.
Amortization of intangible assets is expected to be $4,210, $3,699, $2,864, $2,691, $2,656 and $13,683 for 2015, 2016, 2017, 2018, and 2019 and thereafter, respectively.

Research and development expenditures	$8,212	$6,638	$7,189

5.
  Balance Sheets—Additional Information

As of June 30	2014	2013
Accounts receivable, net
Trade accounts receivable	$115,093	$99,795
Allowance for doubtful accounts	(1,235)	(658)
	$113,858	$99,137
Allowance for doubtful accounts(1)
Balance at beginning of period	$658	$1,041
Provision for bad debts	226	(124)
Effect of changes in exchange rates	351	(265)
Bad debt write-offs (recovery)	—	6
Balance at end of period	$1,235	$658

(1)
  For the year ended June 30, 2012, the beginning balance for allowance for doubtful accounts was $1,029, the provision for bad debts was ($115) and the effect of changes in exchange rates was $127, resulting in an ending balance for allowance for doubtful accounts of $1,041.

As of June 30	2014	2013
Inventories, net
Raw materials	$44,306	$36,589
Work-in-process	7,518	7,541
Finished goods	91,360	95,902
	$143,184	$140,032
Property, plant and equipment, net
Land	$9,773	$9,746
Buildings and improvements	51,364	46,960
Machinery and equipment	172,530	156,247
	233,667	212,953
Accumulated depreciation	(124,508)	(108,531)
	$109,159	$104,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain facilities in Israel are on land leased for a nominal amount from the Israel Land Authority. The lease expires July 9, 2027. Certain facilities in Israel are on leased land. The lease expires November 30, 2035.
Net equipment under capital leases was $142 and $152 at June 30, 2014 and 2013, respectively, including accumulated depreciation of $79 and $39, respectively.
Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of $9,019 and $9,154 at June 30, 2014 and 2013, respectively.
Machinery and equipment includes construction-in-progress of $4,782 and $5,543 at June 30, 2014 and 2013, respectively.

As of June 30	Weighted- Average Useful Life (Years)	2014	2013
Intangibles, net
Cost
Medicated feed additive product registrations	10	$11,792	$12,115
Rights to sell in international markets	10	4,292	4,292
Customer relationships	13	10,702	10,691
Technology	11	28,259	28,259
Distribution agreements	4	3,447	3,493
Trade names, trademarks and other	5	2,740	2,740
		61,232	61,590
Accumulated amortization
Medicated feed additive product registrations		(11,039)	(10,778)
Rights to sell in international markets		(4,292)	(3,861)
Customer relationships		(4,265)	(3,203)
Technology		(6,510)	(3,729)
Distribution agreements		(3,309)	(3,179)
Trade names, trademarks and other		(2,014)	(1,685)
		(31,429)	(26,435)
		$29,803	$35,155

As of June 30	2014	2013
Other assets
Goodwill	$12,613	$12,613
Advances to and investments in equity method investees	5,619	3,515
Insurance investments	4,626	4,456
Deferred financing fees	5,199	5,212
Deferred income taxes	3,486	4,755
Insurance claim receivable	—	5,350
Other	2,529	2,278
	$34,072	$38,179

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $5,140 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	2014	2013
Goodwill roll-forward
Balance at beginning of period	$12,613	$1,717
OGR acquisition	—	10,896
Balance at end of period	$12,613	$12,613
Accrued expenses and other current liabilities
Employee related accruals	$20,813	$17,823
Interest	—	13,875
Commissions and rebates	2,973	3,196
Insurance related	1,395	1,286
Professional fees	4,229	4,064
Deferred consideration on acquisitions	1,420	1,250
Product liability claims	5,286	—
Other accrued liabilities	13,745	15,944
	$49,861	$57,438
Other liabilities
Pension and other retirement benefits	$31,025	$26,021
Long term and deferred income taxes	14,282	17,580
Deferred consideration on acquisitions	2,879	5,009
Product liability claims	—	5,600
Other long term liabilities	10,128	7,926
	$58,314	$62,136

As of June 30	2014	2013
Accumulated other comprehensive income (loss)
Derivative instruments	$386	$(639)
Foreign currency translation adjustment	(1,409)	(2,519)
Unrecognized net pension gains (losses)	(16,663)	(12,240)
Income tax (provision) benefit on derivative instruments	63	63
Income tax (provision) benefit on pension gains (losses)	(2,437)	(2,437)
	$(20,060)	$(17,772)

6.
  Acquisition
On December 20, 2012, Prince Agri Products, Inc. (“Prince Agri”), a subsidiary of Phibro, acquired 100% of the membership interests of OmniGen Research, LLC (“OGR”). We acquired all rights to OmniGen-AF patents and related intellectual property and certain property, plant and equipment. OmniGen-AF is a proprietary nutritional specialty product that helps maintain a dairy cow’s healthy immune system. Prior to the transaction, Prince Agri had been the exclusive manufacturer and marketer of OmniGen-AF for 9 years, under a licensing arrangement with OGR.
The purchase price was $22,750, with an initial cash payment of $18,500 and deferred payments of $4,250. We paid $1,000 in December 2013. Annual deferred payments of $1,000 are due on or before December 20, 2014 and 2015. A final deferred payment of $1,250 is due on or before December 20, 2016. Interest is accrued and payable solely on the final installment at the rate of 5% annually from December 20, 2012 to the date of payment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of the business have been included in the consolidated statements of operations since the date of acquisition. Acquired identifiable intangibles are amortized over the remaining 12-year life of the principal patents acquired. The allocation of the purchase price was:

Assets
Property, plant and equipment	$1,202
Intangibles	23,781
Goodwill	10,896
Total assets	$35,879
Liabilities
Other current and long-term liabilities	$13,129
Total liabilities	13,129
Net assets acquired	$22,750

In accordance with ASC 805, the excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill. The goodwill is not deductible for U.S. federal or state income taxes.
OGR’s only revenues were the royalties paid by Prince Agri. As a result, our operating results benefited from the elimination of the royalties previously paid to OGR, net of operating expenses related to acquired research and development activities. The unaudited pro forma consolidated results of operations, as if such acquisition had occurred at the beginning of the fiscal year ended June 30, 2012, are as follows:

For the Years Ended June 30	2013	2012
Net sales	$653,151	$654,101
Net income (loss)	25,989	9,170
Net income (loss) per share−basic and diluted	0.85	0.30
Adjusted EBITDA	77,731	70,804

7.
  Debt
Revolving Credit Facility and Term B Loan
On April 16, 2014, Phibro, together with certain of its subsidiaries acting as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Collateral Agent and L/C Issuer, and each lender from time to time party thereto (the “Lenders”). Under the Credit Agreement, the Lenders agreed to extend credit to the Company in the form of (i) a Term B loan in an aggregate principal amount equal to $290,000 (the “Term B Loan”) and (ii) a revolving credit facility in an aggregate principal amount of $100,000 (the “Revolving Credit Facility,” and together with the Term B Loan, the “Credit Facilities”). The Revolving Credit Facility was undrawn at closing and contains a letter of credit facility.
Borrowings under the Credit Facilities bear interest based on a fluctuating rate equal to the sum of an applicable margin and, at the Company’s election from time to time, either (1) a Eurocurrency rate determined by reference to LIBOR with a term as selected by the Company, of one day or one, two, three or six months (or twelve months or any shorter amount of time if consented to by all of the lenders under the applicable loan), or (2) a base rate determined by reference to the highest of (a) the rate as publicly announced from time to time by Bank of America as its “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The Revolving Credit Facility has applicable margins equal to 1.50% or 1.75%, in the case of base rate loans, and 2.50% or 2.75%, in the case of LIBOR loans; the margins are based on the First Lien Net Leverage Ratio. The Term B Loan has applicable margins equal to 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR loans. Interest on the Term B Loan is subject to a floor of 1.00% in the case of LIBOR loans.
Indebtedness under the Credit Facilities is collateralized by a first priority lien on substantially all assets of Phibro and certain of our domestic subsidiaries. The Term B Loan requires, among other things,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mandatory quarterly principal payments of $725 beginning September 2014. The maturity dates of the Revolving Credit Facility and the Term B Loan are April 15, 2019 and April 15, 2021, respectively.
We issued the Term B Loan at 99.75% of par value, with proceeds of $284,740, after deducting $5,260 of original issue discount and costs related to the issuance of these facilities.
As of June 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit and other commitments of $17,140, leaving $82,860 available for borrowings and letters of credit under the Revolving Credit Facility.
We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
The Credit Facilities contains various covenants which, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is declared.
The Revolving Credit Facility requires, among other things, the maintenance of a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio, calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement) occur. The permitted maximum ratio is 4.50:1.00 for measurement periods beginning September 30, 2014 through June 30, 2015 and 4.25:1.00 for measurements periods thereafter. As of June 30, 2014, we were in compliance with the covenants of the Credit Facilities.
Long-Term Debt

As of June 30	2014	2013
Term B loan due April 15, 2021	$290,000	$—
Senior notes due July 1, 2018	—	300,000
Term loan payable to Mayflower due December 31, 2016	—	24,000
Term loan payable to BFI due August 1, 2014	—	10,000
Capitalized lease obligations	94	132
	290,094	334,132
Unamortized debt discount	(703)	(2,528)
	289,391	331,604
Less: current maturities	(2,969)	(64)
	$286,422	$331,540

Foreign Bank Loans
Our Israel subsidiaries have aggregate credit facilities available of approximately $15 million (the “Israel Credit Facility”). As of June 30, 2014, we had no outstanding borrowings or other commitments outstanding under the Israel Credit Facility. Interest rate elections under the Israel Credit Facility are LIBOR plus 2.25% or Prime Rate plus 1.00%. The Israel Credit Facility matures on December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate Maturities of Long-Term Debt

For the Years Ended June 30
2015	$ 2,969
2016	2,918
2017	2,907
2018	2,900
2019	2,900
Thereafter	275,500
Total	$ 290,094

8.
  Preferred Stock, Common Stock, Warrant and Dividends
Preferred stock and common stock at June 30, 2014 and 2013, after giving effect to the 0.442-for-1 stock split, were:

	2014	2013		2014	2013
As of June 30	Authorized shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	—	$0.0001	—	—
Common stock−Class A	300,000,000	—	$0.0001	17,442,953	—
Common stock−Class B	30,000,000	—	$0.0001	21,348,600	—
Preferred stock	—	1,000,000	$1.0000	—	—
Common stock	—	200,000,000	$0.0001	—	30,458,220

Common Stock and Common Stock Warrant
Class A Common Stock
Holders of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Except as otherwise provided by our amended and restated certificate of incorporation or applicable law, the holders of our Class A common stock and Class B common stock shall vote together as a single class. There are no cumulative voting rights.
Holders of our Class A common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore and pro rata with holders of our Class B common stock, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.
Upon our dissolution or liquidation or the sale of all or substantially all of our assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of our Class A common stock will be entitled to receive pro rata with holders of our Class B common stock our remaining assets available for distribution.
Holders of our Class A common stock do not have preemptive, subscription or conversion rights. Our Class A common stock is not convertible and there are no redemption or sinking fund provisions applicable to our Class A common stock. Unless our Board of Directors determines otherwise, we will issue all of our capital stock in uncertificated form.
Holders of approximately 2.8 million shares of our Class A common stock will have the right to require us to register the sales of their shares under the Securities Act, under the terms of agreements between us and the holders of these securities.
Class B Common Stock
All of our outstanding Class B common stock is held by BFI. Holders of our Class B common stock are entitled to 10 votes for each share held of record on all matters submitted to a vote of stockholders. Except as otherwise provided by our amended and restated certificate of incorporation or applicable law, the holders of our Class A common stock and Class B common stock shall vote together as a single class. There are no cumulative voting rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holders of our Class B common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore and pro rata with holders of our Class A common stock, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.
Upon our dissolution or liquidation or the sale of all or substantially all of our assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of our Class B common stock will be entitled to receive pro rata with holders of our Class A common stock our remaining assets available for distribution.
Holders of our Class B common stock do not have preemptive or subscription rights. There are no redemption or sinking fund provisions applicable to our Class B common stock.
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers by and among BFI, its affiliates and certain Bendheim family members, as described in the amended and restated certificate of incorporation. Once transferred and converted into Class A common stock, the Class B common stock will not be reissued. In addition, all shares of Class B common stock will automatically convert to shares of Class A common stock when the outstanding shares of Class B common stock and Class A common stock held by BFI, its affiliates and certain Bendheim family members, together, is less than 15% of the total outstanding shares of Class A common stock and Class B common stock, taken as a single class.
Holders of approximately 21.5 million shares of our Class B common stock, which includes shares of our Class B common stock issued pursuant to the automatic exercise of a warrant on August 1, 2014, will have the right to require us to register the sales of their shares under the Securities Act, under the terms of agreements between us and the holders of these securities.
Class B Common Stock Warrant
On August 1, 2014, a common stock purchase warrant for the purchase of 386,750 shares of Class B common stock, held by BFI, was automatically exercised. BFI paid the exercise price of $11.83 per share on a cashless basis, resulting in a net issuance of 163,675 shares of Class B common stock to BFI.
Preferred Stock
We do not have any preferred stock outstanding. Our Board of Directors has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the General Corporation Law of the State of Delaware. The issuance of our preferred stock could have the effect of decreasing the trading price of our Class A common stock, restricting dividends on our capital stock, diluting the voting power of our Class A common stock, impairing the liquidation rights of our capital stock, or delaying or preventing a change in control of the Company.
Dividends
We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. In July 2014, we declared a $0.10 per share dividend to holders of record as of September 3, 2014 of our Class A and Class B common stock, payable September 24, 2014. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.
  Stock Option Plan
On March 12, 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted, and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 5,131,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2014.
On February 26, 2009 and April 29, 2013, PAHC’s Compensation Committee awarded stock options with an exercise price of $11.83 per share, pursuant to the Incentive Plan. In connection with the grants, we obtained third party valuation reports and determined that the exercise price per share was not less than the fair value of the common stock at the grant date. The weighted-average grant-date fair value of stock options was $0.99. The awards granted were non-qualified stock options that vested at various dates through March 1, 2014. The options expire February 28, 2019. All stock options are exercisable for Class A common stock.
The Company recognizes compensation expense for the options over the vesting period in selling, general and administrative expenses. As of June 30, 2014, there was no unrecognized compensation expense.

Options	Shares	Weighted- Average Exercise Price Per Share
Outstanding, June 30, 2013	1,498,380	$11.83
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding, June 30, 2014	1,498,380	$11.83
Exercisable, June 30, 2014	1,498,380	$11.83

All options were fully vested and exercisable at June 30, 2014, including 374,595 shares that vested during fiscal year 2014. Outstanding and exercisable options at June 30, 2014, had a $15,164 aggregate intrinsic value, based on the market price of Phibro stock as of that date, less the exercise price.
The Company uses the Black-Scholes option pricing model for determining the fair value of option grants. The Black-Scholes model required several assumptions including:

2013
Risk-free rate of return	2.70%
Expected life	3.0 to 7.5 years
Expected volatility	35%−50%
Expected dividend yield	0.00%

The risk-free rate of return is based on U.S. treasury rates as of the grant date. The expected life is based on historical turnover rates by employee classification. Expected volatility is estimated based on implied volatility and a comparison to similar publicly traded companies in similar industries. At the dates of the grants, the expected dividend yield assumed the Company would not pay dividends for the expected life of the options.
10.
  Related Party Transactions
The Mayflower term loan and the BFI term loan were related party transactions.
Certain relatives of Mr. Bendheim provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $1,764, $1,858 and $1,655 for 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.
  Employee Benefit Plans
The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the pension plan were as of June 30, 2014, 2013 and 2012.
Changes in the projected benefit obligation, plan assets and funded status were:

For the Years Ended June 30	2014	2013
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$46,569	$46,811
Service cost	2,457	2,729
Interest cost	2,333	2,058
Benefits paid	(1,092)	(796)
Actuarial (gain) loss	7,332	(4,233)
Projected benefit obligation at end of year	$57,599	$46,569

For the Years Ended June 30	2014	2013
Change in plan assets
Fair value of plan assets at beginning of year	$31,501	$27,856
Actual return on plan assets	4,339	1,888
Employer contributions	4,833	2,553
Benefits paid	(1,092)	(796)
Fair value of plan assets at end of year	$39,581	$31,501
Funded status at end of year	$(18,018)	$(15,068)

The funded status is included in other liabilities in the consolidated balance sheets. At June 30, 2014 and 2013, the accumulated benefit obligation was $51,980 and $41,859, respectively.
The Company expects to contribute approximately $6,815 to the pension plan during 2015. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities.
Accumulated other comprehensive (income) loss related to the pension plan was:

For the Years Ended June 30	2014	2013
Balance at beginning of period	$12,240	$17,630
Amortization of net actuarial loss (gain) and prior service costs	(903)	(1,405)
Current period net actuarial loss (gain)	5,326	(3,985)
Net change	4,423	(5,390)
Balance at end of period	$16,663	$12,240

Amortization of unrecognized net actuarial (gain) loss and prior service costs will be approximately $1,228 during 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension expense was:

For the Years Ended June 30	2014	2013	2012
Service cost−benefits earned during the year	$2,457	$2,729	$2,093
Interest cost on benefit obligation	2,333	2,058	1,957
Expected return on plan assets	(2,334)	(2,136)	(2,040)
Amortization of net actuarial loss and prior service costs	904	1,405	251
Net periodic pension expense	$3,360	$4,056	$2,261

Significant actuarial assumptions for the plan were:

For the Years Ended June 30	2014	2013	2012
Discount rate for service and interest	5.0%	4.4%	5.5%
Expected rate of return on plan assets	7.0%	7.5%	7.5%
Rate of compensation increase	3.0%−4.5%	3.0%−4.5%	3.0%−4.5%
Discount rate for year-end benefit obligation	4.5%	5.0%	4.4%

The plan used the Aon Hewitt AA Bond Universe as a benchmark for its discount rate as of June 30, 2014, 2013 and 2012. The discount rate is determined by matching the pension plan’s timing and the amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues which are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.
Estimated future benefit payments, including benefits attributable to future service, are:

For the Years Ended June 30
2015	$1,423
2016	1,655
2017	1,891
2018	2,119
2019	2,362
2020−2024	15,973

The plan’s target asset allocations for 2015 and the weighted-average asset allocation of plan assets as of June 30, 2014 and 2013 are:

	Target Allocation	Percentage of Plan Assets
For the years ended June 30	2015	2014	2013
Debt securities	10%−35%	20%	25%
Equity securities	20%−50%	35%	70%
Global asset allocation/risk parity(1)	20%−40%	35%	—
Other	0%−25%	10%	5%

(1)
  The global asset allocation/risk parity category consists of a variety of asset classes including, but not limited to, global bonds, global equities, real estate, commodities and alpha only strategies.
The expected long-term rate of return for the plan’s total assets is generally based on the plan’s asset mix. In determining the rate to use, we consider the expected long-term real returns on asset categories, expectations for inflation, estimates of the effect of active management and actual historical returns.
The investment policy and strategy is to earn a long term investment return sufficient to meet the obligations of the plans, while assuming a moderate amount of risk in order to maximize investment return. In order to achieve this goal, assets are invested in a diversified portfolio consisting of equity securities, debt securities, and other investments in a manner consistent with ERISA’s fiduciary requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the Company’s plan assets by asset category were:

	Fair Value Measurements Using
As of June 30, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$138	$—	$—	$138
Common-collective funds
Global large cap equities	—	9,909	—	9,909
Fixed income securities	—	3,935	—	3,935
Global asset allocations/risk parity	—	5,803	—	5,803
Mutual funds
Global Equities	3,925	—	—	3,925
Fixed income securities	1,913	—	—	1,913
Global asset allocations/risk parity	3,927	—	—	3,927
Other
Fixed income securities	—	—	2,007	2,007
Global asset allocations/risk parity	—	—	3,954	3,954
Other	—	—	4,070	4,070
	$9,903	$19,647	$10,031	$39,581

	Fair Value Measurements Using
As of June 30, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$581	$404	$—	$985
Common-collective funds
Global large cap equities	6,555	4,743	—	11,298
Fixed income securities	—	6,730	—	6,730
Mutual funds
Global small and mid-cap equities	10,887	—	—	10,887
Real estate	1,320	—	—	1,320
Other	—	—	280	280
	$19,343	$11,877	$280	$31,500

The table below provides a summary of the changes in the fair value of Level 3 assets:

Change in Fair Value Level 3 assets	2014	2013
Balance at beginning of period	$280	$450
Redemptions	22	—
Purchases	9,773	51
Change in fair value	(44)	(221)
Balance at end of period	$10,031	$280

The following outlines the valuation methodologies used to estimate the fair value of our pension plan assets:
•
  Cash and cash equivalents are valued at $1 per unit;
•
  Common-collective funds are determined based on current market values of the underlying assets of the fund;
•
  Mutual funds and foreign currency deposits are valued using quoted market prices in active markets; and
•
  For Level 3 managed assets, business appraisers use a combination of valuations and appraisal methodologies, as well as a number of assumptions to create a price which brokers evaluate. For Level 3 non-managed assets, pricing is provided by various sources, such as issuer or investment manager.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidated balance sheets include other liabilities of $13,007 and $10,953 as of June 30, 2014 and 2013, respectively, for other retirement benefits, including supplemental executive retirement benefits, international retirement plans and other employee benefit plans. Contributions to these plans are generally deposited under fiduciary-type arrangements. Expense under these plans was $3,832, $2,817 and $3,163 for 2014, 2013 and 2012, respectively.
We provide a 401(k) retirement savings plan, under which United States employees may make a pre-tax contribution of up to the lesser of 60% of compensation or the maximum amount permitted under the U.S. Internal Revenue Code. We make a matching contribution equal to 100% of the first 1% of an employee’s contribution and make a matching contribution equal to 50% of the next 5% of an employee’s contribution. Employees hired on or after January 1, 2014, receive a non-elective Company contribution of 3% and are eligible to receive an additional discretionary payment between 1% and 4%, depending on age and years of service, provided that such payments comply with mandatory non-discrimination testing. Participants are fully vested in employer contributions after two years of service. Our contribution expense was $1,281, $1,175 and $1,010 in 2014, 2013 and 2012, respectively.
12.
  Income Taxes
Income (loss) before income taxes was:

For the Years Ended June 30	2014	2013	2012
Domestic	$(26,226)	$(6,581)	$(10,002)
Foreign	32,534	24,429	23,116
Income (loss) before income taxes	$6,308	$17,848	$13,114

Components of the provision for income taxes were:

For the Years Ended June 30	2014	2013	2012
Current provision (benefit):
Federal	$(673)	$—	$66
State and local	(268)	391	219
Foreign	9,087	4,487	7,555
Total current provision	8,146	4,878	7,840
Deferred provision (benefit):
Federal	(1,632)	(12,160)	(6,282)
State and local	(1,877)	(616)	(1,275)
Foreign	966	(1,204)	(290)
Change in valuation allowance−domestic	3,509	1,704	7,557
Change in valuation allowance−foreign	323	355	(1,412)
Total deferred provision	1,289	(11,921)	(1,702)
Provision (benefit) for income taxes	$9,435	$(7,043)	$6,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the Federal statutory rate to the Company’s effective tax rate were:

For the Years Ended June 30	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	(0.9)	1.4	1.1
Foreign tax rate differential, and change in foreign valuation allowance	(91.0)	(31.4)	(33.0)
Foreign withholding tax	36.5	1.4	2.0
Change in federal valuation allowance	43.6	7.8	47.9
OGR acquisition adjustment	—	(50.7)	—
Change in unrecognized tax benefits	(34.9)	5.4	8.3
Taxable income not recorded on books	—	0.6	2.4
Repatriation of foreign earnings	138.7	—	—
Permanent items	26.1	(7.9)	(16.1)
Other	(3.5)	(1.1)	(0.8)
Effective tax rate	149.6%	(39.5)%	46.8%

We have not provided for United States or additional foreign taxes on approximately $93,622 of undistributed earnings of foreign subsidiaries, which earnings have been or are intended to be reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated. Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
We assert our intention to indefinitely reinvest foreign earnings outside of the United States. During 2014, we reviewed the ongoing cash needs of our foreign subsidiaries and determined $25,000 was not needed for reinvestment in our Israel subsidiary. Based on this review, we changed the indefinite reinvestment assertion solely with respect to those earnings, and recorded $3,160 of foreign withholding taxes in the provision for income taxes. Our Israel subsidiary paid a $25,000 dividend to Phibro in 2014.
The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:

As of June 30	2014	2013
Deferred tax assets:
Employee related accruals	$12,417	$10,709
Environmental remediation	2,306	2,348
Net operating loss carry forwards−domestic	19,183	18,790
Net operating loss carry forwards−foreign	8,729	9,860
Other	9,540	8,413
	52,175	50,120
Valuation allowance	(32,892)	(27,753)
	19,283	22,367
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(13,428)	(14,645)
Unrealized foreign exchange gains	(4,680)	(4,827)
Other	(131)	(573)
	(18,239)	(20,045)
Net deferred tax asset (liability)	$1,044	$2,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are included in the consolidated balance sheets as follows:

As of June 30	2014	2013
Prepaid expenses and other current assets	$3,242	$2,294
Accrued expenses and other current liabilities	(1,626)	(1,732)
Other assets	3,486	4,755
Other liabilities	(4,058)	(2,995)
	$1,044	$2,322

The authoritative guidance for accounting for income taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. All available positive and negative evidence are required to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, and length of carryback and carryforward periods. The authoritative guidance further states that where there is negative evidence such as cumulative losses in recent years, concluding that a valuation allowance is not required is problematic. Therefore, cumulative losses weigh heavily in the overall assessment.
Management has determined that it is not more likely than not that the Company would be able to utilize certain deferred tax assets. This conclusion was reached due to cumulative losses recognized by the Company and certain subsidiaries in preceding years. Management intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
The valuation allowance for deferred tax assets was:

As of June 30	2014	2013	2012
Balance at beginning of period	$27,753	$36,763	$30,618
Change in valuation allowance	5,139	2,059	6,145
Permanent adjustment for Other Comprehensive Income	—	(2,016)	—
OGR acquisition adjustments	—	(9,053)	—
Balance at end of period	$32,892	$27,753	$36,763

The valuation allowance for deferred tax assets as of June 30, 2014, includes $27,355 related to domestic jurisdictions and $5,537 related to foreign jurisdictions.
The change in valuation allowance for the year ended June 30, 2013, included a reversal of $9,053 of valuation allowance previously established against the Company’s deferred tax assets in the United States. The reversal was required to offset deferred tax liabilities established as part of the OGR acquisition related to acquired amortizable intangible assets.
The Company has domestic federal net operating loss carry forwards of approximately $43,872 that expire in 2027 through 2034, state net operating loss carry forwards of approximately $73,939 that expire over various periods beginning in 2014 and foreign net operating loss carry forwards of approximately $26,456 that expire over various periods beginning in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTB”) is as follows:

As of June 30	2014	2013	2012
Unrecognized tax benefits at beginning of period	$12,261	$6,565	$6,180
Additions based on tax positions related to prior periods	1,276	4,996	216
Additions based on tax positions related to the current period	1,036	404	646
Reductions related to settlements with tax authorities	(2,215)	—	—
Reductions due to lapse of statute of limitations	(5,157)	—	—
Exchange effect	219	296	(477)
Unrecognized tax benefits at end of period	$7,420	$12,261	$6,565

The entire liability for UTB relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. The entire amount of the liability for UTB is classified as a long-term liability, except for $1,218 that is classified as a current liability at June 30, 2014. We believe it is reasonably possible that a portion of the UTB may be recognized during 2015 as a result of the lapse of the statute of limitations.
We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized interest and penalties in the consolidated statements of operations of $(661), $441 and $307 for 2014, 2013 and 2012, respectively. Accrued interest and penalties included in the consolidated balance sheets were $1,344 and $1,952 at June 30, 2014 and June 30, 2013, respectively.
Our Israel subsidiaries have been under examination for fiscal years 2009 through 2012. In April 2014, certain of these subsidiaries reached a settlement to pay additional income taxes totaling $2,614. As a result of the settlement, we recorded a reduction to our income tax provision of $572 and a reduction in previously unrecognized tax benefits of $2,215. We expect the remaining open examinations to conclude within the next twelve months, the effect of which is not expected to be significant to our consolidated financial statements. We have no open examinations that we believe would result in a material change to our liability for uncertain tax positions.
We file income tax returns in the U.S. federal and various U.S. state and international jurisdictions. Our U.S. federal and material U.S. state income tax returns have been closed for periods through June 30, 2006. Income tax returns for our significant foreign subsidiaries are closed through the following periods:
•
  In Brazil, through December 31, 2008
•
  In Israel, through June 30, 2009 or June 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.
  Commitments and Contingencies
Leases
We lease land and office, warehouse and manufacturing equipment and facilities for minimum annual rentals, plus certain cost escalations. We record rent expense on a straight line basis over the term of the lease. At June 30, 2014, we had the following future minimum lease commitments:

For the Years Ended June 30	Capital leases	Non-cancellable operating leases
2015	$81	$4,486
2016	21	4,033
2017	8	3,696
2018	—	3,059
2019	—	2,641
Thereafter	—	4,668
Total minimum lease payments	$110	$22,583
Amounts representing interest	(16)
Present value of minimum lease payments	$94

Rent expense under operating leases was $6,958, $6,084, and $6,085 for 2014, 2013 and 2012, respectively.
Environmental
Our operations and properties are subject to extensive federal, state, local and foreign laws and regulations, including those governing pollution; protection of the environment; the use, management, and release of hazardous materials, substances and wastes; air emissions; greenhouse gas emissions; water use, supply and discharges; the investigation and remediation of contamination; the manufacture, distribution, and sale of regulated materials, including pesticides; the importing, exporting and transportation of products; and the health and safety of our employees (collectively, “Environmental Laws”). As such, the nature of our current and former operations exposes us to the risk of claims with respect to such matters, including fines, penalties, and remediation obligations that may be imposed by regulatory authorities. Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Known costs and expenses under Environmental Laws incidental to ongoing operations, including the cost of litigation proceedings relating to environmental matters, are generally included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws or to investigate or remediate potential or actual contamination and from time to time we establish reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred are difficult to predict.
While we believe that our operations are currently in material compliance with Environmental Laws, we have, from time to time, received notices of violation from governmental authorities, and have been involved in civil or criminal action for such violations. Additionally, at various sites, our subsidiaries are engaged in continuing investigation, remediation and/or monitoring efforts to address contamination associated with historic operations of the sites. We devote considerable resources to complying with Environmental Laws and managing environmental liabilities. We have developed programs to identify requirements under, and maintain compliance with Environmental Laws; however, we cannot predict with certainty the effect of increased and more stringent regulation on our operations, future capital expenditure requirements, or the cost of compliance.
The nature of our current and former operations exposes us to the risk of claims with respect to environmental matters and we cannot assure we will not incur material costs and liabilities in connection with such claims. Based upon our experience to date, we believe that the future cost of compliance with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing Environmental Laws, and liabilities for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.
We, our subsidiary C.P. Chemicals, Inc. (“CP”) and other defendants reached a phased settlement with Chevron U.S.A. Inc. (“Chevron”), and a Settlement Agreement and Consent Order (the “Consent Order”) was filed and entered by the United States District Court for the District of New Jersey (the “Court”), resolving a 1997 complaint filed by Chevron. The complaint alleged that the operations of CP at its Sewaren, New Jersey plant affected adjoining property owned by Chevron and we were also responsible to Chevron. Pursuant to the Consent Order, CP, the Company and co-defendant Legacy Vulcan Corp. (“Vulcan”), through an entity known as North Field Extension, LLC (“NFE”), acquired a portion of the Chevron property. NFE will proceed with any required investigation and remediation of the acquired property and also assumed responsibility for certain types of environmental conditions (if they exist) on the portion of the property retained by Chevron. We (together with CP) and Vulcan will each be responsible for 50% of the investigation and remediation costs, which are to be paid by us directly or through NFE. We believe that insurance recoveries will be available to offset some of those costs. Another defendant also made a $175 contribution toward the remediation costs to be incurred by NFE. Chevron retained responsibility for further investigation and remediation of certain identified environmental conditions on the portion of the property retained by it, as well as in one area of the property acquired by NFE.
The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a nearby property owner has filed a complaint in the Superior Court of the State of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for alleged contamination of groundwater underneath its property; a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site; and that same group of companies has served Phibro-Tech with a Notice of Endangerment and Intent to Sue Pursuant to RCRA § 7002(a)(1)(B) seeking to abate alleged imminent and substantial endangerment to health or the environment resulting from the lack of adequate offsite monitoring and groundwater source control associated with former and/or continuing operations at Phibro-Tech’s Santa Fe Springs facility. Due to the ongoing nature of the EPA’s investigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for complying with the NFE Consent Order and for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $7,273 and $8,292 at June 30, 2014 and 2013,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
Claims and Litigation
During the quarter ended June 30, 2014, we recognized a $5,350 loss in our consolidated statement of operations on the insurance claim previously recorded as an asset. In 2010, certain customers claimed damages to their poultry resulting from the use of one of our animal health products. We believed we were entitled to coverage for the claimed damages under our insurance policies, above any applicable self-insured retention or deductible. Our insurance carrier refused to cover the damages claimed and denied coverage. We instituted a legal action to enforce our rights under the policies but in June 2014 the trial court ruled against us. We have appealed the trial court’s decision. In July 2014, we reached settlements with and made payments to our customers for their claims in amounts approximately equal to the liability previously accrued.
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
Employment and Severance Agreements
We have entered into employment agreements with certain executive management and other employees which specify severance benefits of up to 15 months of the employee’s compensation.
14.
  Derivatives
We monitor our exposure to commodity prices, interest rates and foreign currency exchange rates, and use derivatives to manage certain of these risks. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). We record the portion of the changes in the expected cash flows related to a recognized asset or liability (the effective portion) in accumulated other comprehensive income (loss). As the hedged item is realized, we report the gain or loss included in accumulated other comprehensive income (loss) in the consolidated statements of operations on the same line as the hedged item. We immediately recognize in the consolidated statements of operations in the same line as the hedged item, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion).
We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative ceases to be an effective hedge, we discontinue hedge accounting, and recognize in the consolidated statements of operations, in the period the derivative no longer qualifies as a hedge, any gains or losses on the derivative.
We record derivatives at fair value in prepaid expenses and other current assets in the consolidated balance sheets. We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments (level 2 inputs per ASC 820).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2014, significant outstanding derivatives employed to manage market risk and designated as cash flow hedges were:

Instrument	Hedge	Notional amount at June 30, 2014	Fair value as of June 30,
			2014	2013
Options	Brazilian Real calls	R$ 78,000	$432	$365
Options	Brazilian Real puts	(R$ 78,000)	(46)	(1,004)

The unrecognized gains (losses) at June 30, 2014, are unrealized and will change depending on future exchange rates until the underlying contracts mature. Of the $386 of unrecognized gains (losses) on derivative instruments included in accumulated other comprehensive income (loss) at June 30, 2014, we anticipate $386 of the current fair value would be recorded in earnings within the next twelve months. We recognize gains (losses) on derivative instruments as a component of cost of goods sold when the hedged item is sold. We hedge forecasted transactions for periods not exceeding the next twenty-four months.
15.
  Fair Value Measurements
In assessing the fair value of financial instruments at June 30, 2014 and 2013, we used a variety of methods and assumptions which were based on estimates of market conditions and risks existing at the time.
Current Assets and Liabilities
We consider the carrying amounts of current assets and current liabilities, except the current portion of long-term debt, to be representative of their fair value because of the current nature of these items.
Letters of Credit
We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The contract values of the letters of credit at June 30, 2014 and 2013, were $17,140 and $14,954 respectively. The carrying values of these letters of credit are considered to be representative of their fair values because of the nature of the instruments.
Long Term Debt
We estimated the fair value of the Term B Loan and the Senior Notes based on quoted broker prices (level 2 inputs per ASC 820) and the fair values of the term loans based on quoted yields for the Senior Notes which were similar in structure, maturity and interest rate (level 2 inputs per ASC 820).

As of June 30	2014	2013
Fair values
Term B Loan	$289,638	$—
Senior notes due July 1, 2018	—	322,500
Term loan payable to Mayflower due December 31, 2016	—	26,968
Term loan payable to BFI due August 1, 2014	—	10,644

16.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to these segments. We do not allocate such items to the principal segments because they are not used to evaluate their operating results or financial position. Corporate costs include the departmental operating costs of the Board of Directors, the Chairman, President and Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Senior Vice President and General Counsel, the Senior Vice President of Human Resources, the Chief Information Officer and the Executive Vice President of Corporate Strategy. Costs include the executives and their staffs and include compensation and benefits, outside services, professional fees and office space. Assets include cash and cash equivalents, debt issue costs and certain other assets.
We evaluate performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, and (c) certain items that we consider to be unusual or non-recurring. We define EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes and (iii) depreciation and amortization.
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

For the Years Ended June 30	2014	2013	2012
Net sales
Animal Health	$431,053	$384,941	$375,167
Mineral Nutrition	201,599	203,169	210,091
Performance Products	59,262	65,041	68,843
	$691,914	$653,151	$654,101
Adjusted EBITDA
Animal Health	$100,280	$82,997	$70,456
Mineral Nutrition	11,636	12,069	13,007
Performance Products	4,626	2,927	5,132
Corporate	(25,945)	(22,239)	(21,743)
	$90,597	$75,754	$66,852
Reconciliation of Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$90,597	$75,754	$66,852
Depreciation and amortization	(21,453)	(19,023)	(17,527)
Loss on insurance claim	(5,350)	—	—
Interest expense, net	(32,962)	(35,629)	(35,419)
Foreign currency gains (losses), net	(1,753)	(3,103)	(1,192)
Loss on extinguishment of debt	(22,771)	—	—
Other income (expense), net	—	(151)	400
Income before income taxes	$6,308	$17,848	$13,114

As of June 30	2014	2013
Identifiable assets
Animal Health	$361,376	$329,323
Mineral Nutrition	57,460	64,719
Performance Products	23,429	21,233
Corporate	30,058	58,867
	$472,323	$474,142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Animal Health segment includes all goodwill. The Animal Health segment includes advances to and investment in equity method investee of $5,140 and $4,734 as of June 30, 2014 and 2013, respectively. The Performance Products segment includes an investment in equity method investee of $479 and $275 as of June 30, 2014 and 2013, respectively. Corporate includes all cash and cash equivalents.
During our fiscal quarter ended December 31, 2013, we reorganized our reportable segments for financial reporting to better align them with how we currently review operating results for purposes of allocating resources and managing performance. We created two new reportable segments, the Animal Health segment and the Mineral Nutrition segment, and eliminated the Animal Health & Nutrition (AH&N) segment. The Animal Heath segment consists of the business units within the former AH&N segment, excluding the Mineral Nutrition business unit, which is now a separate reportable segment. In accordance with ASC 280, Segment Reporting, we have reclassified all amounts to conform to our new reportable segment presentation.
17.
  Geographic Information
The following is information about our geographic operations. Information is attributed to the geographic areas based on the locations of our subsidiaries.

For the Years Ended June 30	2014	2013	2012
Net sales
United States	$435,414	$414,768	$424,373
Israel	89,739	93,248	101,301
Latin America and Canada	84,775	68,575	61,407
Europe and Africa	38,563	32,501	30,087
Asia/Pacific	43,423	44,059	36,933
	$691,914	$653,151	$654,101

As of June 30	2014	2013
Property, plant and equipment, net
United States	$40,926	$40,601
Israel	33,426	30,837
Brazil	32,946	30,988
Other	1,861	1,996
	$109,159	$104,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.
  Selected Quarterly Results of Operations Data (Unaudited)
The quarterly consolidated statement of operations information was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.

	Quarters				Year
For the Periods Ended	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	June 30, 2014
	(in thousands)
Net sales
Animal Health	$101,171	$107,966	$107,808	$114,108	$431,053
Mineral Nutrition	46,186	50,633	49,901	54,879	201,599
Performance Products	14,871	14,143	15,558	14,690	59,262
Total net sales	162,228	172,742	173,267	183,677	691,914
Cost of goods sold	112,716	121,586	120,425	129,412	484,139
Gross profit	49,512	51,156	52,842	54,265	207,775
Selling, general and administrative expenses	33,115	34,138	35,520	41,208	143,981
Operating income (loss)	16,397	17,018	17,322	13,057	63,794
Interest expense	8,779	8,787	8,810	6,705	33,081
Interest (income)	(44)	(68)	(66)	59	(119)
Foreign currency (gains) losses, net	648	1,165	275	(335)	1,753
Loss on extinguishment of debt	—	—	—	22,771	22,771
Income (loss) before income taxes	7,014	7,134	8,303	(16,143)	6,308
Provision (benefit) for income taxes	1,171	4,832	1,933	1,499	9,435
Net income (loss)	$5,843	$2,302	$6,370	$(17,642)	$(3,127)
Net income per share−basic and diluted	$0.19	$0.08	$0.21	$(0.47)	$(0.10)
Adjusted EBITDA
Animal Health	$24,107	$24,522	$25,505	$26,146	$100,280
Mineral Nutrition	2,460	2,878	2,807	3,491	11,636
Performance Products	1,096	1,103	906	1,521	4,626
Corporate	(6,065)	(6,193)	(6,774)	(6,913)	(25,945)
Adjusted EBITDA	$21,598	$22,310	$22,444	$24,245	$90,597

	Quarters				Year
For the Periods Ended	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	June 30, 2013
	(in thousands)
Net sales
Animal Health	$96,128	$94,236	$93,883	$100,694	$384,941
Mineral Nutrition	49,792	52,892	51,757	48,728	203,169
Performance Products	16,186	17,031	17,045	14,779	65,041
Total net sales	162,106	164,159	162,685	164,201	653,151
Cost of goods sold	120,240	120,973	116,929	116,045	474,187
Gross profit	41,866	43,186	45,756	48,156	178,964
Selling, general and administrative expenses	28,657	29,030	31,295	33,251	122,233
Operating income (loss)	13,209	14,156	14,461	14,905	56,731
Interest expense	8,893	8,969	8,901	9,008	35,771
Interest (income)	(68)	(14)	(26)	(34)	(142)
Foreign currency (gains) losses, net	168	126	838	1,971	3,103
Other (income) expense, net	(12)	58	482	(377)	151
Income (loss) before income taxes	4,228	5,017	4,266	4,337	17,848
Provision (benefit) for income taxes	1,569	(7,056)	86	(1,642)	(7,043)
Net income (loss)	$2,659	$12,073	$4,180	$5,979	$24,891
Net income per share−basic and diluted	$0.09	$0.40	$0.14	$0.20	$0.82
Adjusted EBITDA
Animal Health	$20,103	$19,516	$20,334	$23,044	$82,997
Mineral Nutrition	2,690	3,175	3,439	2,765	12,069
Performance Products	1,145	1,826	1,577	(1,621)	2,927
Corporate	(6,033)	(5,739)	(5,930)	(4,537)	(22,239)
Adjusted EBITDA	$17,905	$18,778	$19,420	$19,651	$75,754

Item 9.
  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.
  Controls and Procedures
Evaluation of disclosure controls and procedure
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures.
The Company’s disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on the evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Based upon the evaluation, we have identified the following material weaknesses in our internal controls over financial reporting:
•
  We did not maintain effective internal controls to ensure processing and reporting of valid transactions are complete, accurate, and timely. Specifically, we have not designed and implemented formal accounting policies and procedures that define how transactions across the business cycles should be initiated, recorded, processed and reported and appropriately authorized and approved. This material weakness resulted in audit adjustments with respect to the consolidated financial statements for the year ended June 30, 2014, related to revenue recognition, recording of inventory receipts and third party manufacturing costs.
•
  We did not maintain effective internal controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This material weakness resulted in audit adjustments identified with respect to the consolidated financial statements for the year ended June 30, 2014, related to debt refinancing costs and income tax disclosures.
•
  We did not maintain effective internal controls that restrict access to key financial systems and records to appropriate users and ensure appropriate segregation of duties is maintained. Certain personnel had access to financial application, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This material weakness affects substantially all financial statement accounts.
Each of the material weaknesses described above could result in a material misstatement of the annual or interim consolidated financial statements that possibly would not be prevented or detected on a timely basis.
Management’s Report on Internal Controls over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the controls and procedures we will design and put in place to address the weaknesses described in “—Evaluation of disclosure controls and procedures” and plan to implement appropriate measures as part of this effort. The measures may include additional staffing and other resources to strengthen internal controls and financial reporting.
Item 9B.
  Other Information
None.

PART III
Item 10.
  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2014.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”
Item 11.
  Executive Compensation
The information required by this item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2014.
Item 12.
  Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2014.
Item 13.
  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2014.
Item 14.
  Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2014.

PART IV
Item 15.
  Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
(1)
  Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2014, 2013 and 2012
Consolidated Balance Sheets at June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended June 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
(2)
  Schedules: None
(3)
  The exhibits filed are listed in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Phibro Animal Health Corporation
September 18, 2014	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Phibro Animal Health Corporation
September 18, 2014	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer

September 18, 2014	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer

September 18, 2014	By:	/s/ Gerald K. Carlson Gerald K. Carlson Director and Chief Operating Officer

September 18, 2014	By:	/s/ Daniel M. Bendheim Daniel M. Bendheim Director and Executive Vice President, Corporate Strategy

September 18, 2014	By:	/s/ E. Thomas Corcoran E. Thomas Corcoran Director

September 18, 2014	By:	/s/ Sam Gejdenson Sam Gejdenson Director

September 18, 2014	By:	/s/ Ken Hanau Ken Hanau Director

September 18, 2014	By:	/s/ Mary Lou Malanoski Mary Lou Malanoski Director

September 18, 2014	By:	/s/ Carol A. Wrenn Carol A. Wrenn Director

EXHIBIT INDEX
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
**
  Furnished with this Annual Report on Form 10-K. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.