Form 10-Q
period 2014-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2014-11-12
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 6, 2014, there were 17,442,953 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 21,512,275 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.
  Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
For the Periods Ended September 30	2014	2013
	(unaudited) (in thousands, except per share amounts)
Net sales	$187,458	$162,228
Cost of goods sold	127,129	112,716
Gross profit	60,329	49,512
Selling, general and administrative expenses	35,224	33,115
Operating income	25,105	16,397
Interest expense	3,552	7,774
Interest expense, stockholders	—	1,005
Interest (income)	(62)	(44)
Foreign currency (gains) losses, net	(1,204)	648
Income before income taxes	22,819	7,014
Provision for income taxes	2,338	1,171
Net income	$20,481	$5,843
Net income per share
basic	$0.53	$0.19
diluted	$0.52	$0.19
Weighted average common shares outstanding
basic	38,900	30,458
diluted	39,584	30,458
Dividends per share	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
For the Periods Ended September 30	2014	2013
	(unaudited) (in thousands)
Net income	$20,481	$5,843
Fair value of derivative instruments	(429)	372
Foreign currency translation adjustment	(9,980)	(132)
Unrecognized net pension gains (losses)	285	203
(Provision) benefit for income taxes	—	(224)
Other comprehensive income (loss)	(10,124)	219
Comprehensive income	$10,357	$6,062

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

As of	September 30, 2014	June 30, 2014
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$19,749	$11,821
Accounts receivable, net	110,756	113,858
Inventories, net	146,382	143,184
Prepaid expenses and other current assets	26,967	30,426
Total current assets	303,854	299,289
Property, plant and equipment, net	105,437	109,159
Intangibles, net	28,710	29,803
Other assets	32,819	34,072
Total assets	$470,820	$472,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,950	$2,969
Accounts payable	64,544	59,608
Accrued expenses and other current liabilities	39,293	49,861
Total current liabilities	106,787	112,438
Long-term debt	285,713	286,422
Other liabilities	56,710	58,314
Total liabilities	449,210	457,174
Commitments and contingencies (Note 9)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 17,442,953 shares issued and outstanding at September 30, 2014 and June 30, 2014; 30,000,000 Class B shares authorized, 21,512,275 and 21,348,600 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	4	4
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	128,557	132,453
Accumulated deficit	(76,767)	(97,248)
Accumulated other comprehensive income (loss)	(30,184)	(20,060)
Total stockholders’ equity	21,610	15,149
Total liabilities and stockholders’ equity	$470,820	$472,323

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
For the Periods Ended September 30	2014	2013
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$20,481	$5,843
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,353	5,201
Amortization of deferred financing costs and debt discount	242	391
Deferred income taxes	(1,003)	551
Foreign currency (gains) losses, net	(316)	173
Other	(97)	(38)
Changes in operating assets and liabilities:
Accounts receivable, net	1,418	4,822
Inventories, net	(7,499)	(1,565)
Prepaid expenses and other current assets	3,472	(2,649)
Other assets	32	(43)
Accounts payable	5,432	(5,128)
Accrued interest	16	(6,927)
Accrued expenses and other liabilities	(10,171)	(853)
Net cash provided (used) by operating activities	17,360	(222)
INVESTING ACTIVITIES
Capital expenditures	(3,975)	(4,222)
Other	15	1
Net cash provided (used) by investing activities	(3,960)	(4,221)
FINANCING ACTIVITIES
Borrowings under the domestic senior and revolving credit facility	—	42,500
Repayments of the domestic senior and revolving credit facility	—	(28,500)
Payments of long-term debt, capital leases and other	(861)	(17)
Dividends paid	(3,896)	—
Net cash provided (used) by financing activities	(4,757)	13,983
Effect of exchange rate changes on cash	(715)	(58)
Net increase (decrease) in cash and cash equivalents	7,928	9,482
Cash and cash equivalents at beginning of period	11,821	27,369
Cash and cash equivalents at end of period	$19,749	$36,851
Non-cash investing and financing activities
Capital improvements	—	1,315

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)
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
The unaudited consolidated financial information for the three months ended September 30, 2014 and 2013, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2014, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
The consolidated financial statements include the accounts of Phibro and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Certain reclassifications have been made to prior year amounts to conform to current year presentation.
2.
  Summary of Significant Accounting Policies and New Accounting Standards
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2014, there have been no material changes to any of the significant accounting policies contained therein.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the exercise of stock options and warrants. For the period ended September 30, 2013, the stock options and warrants had an exercise price greater than the estimated market value and were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and warrants was anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2014	2013
Net income	$20,481	$5,843
Weighted average number of shares – basic	38,900	30,458
Dilutive effect of all stock options and warrant	684	—
Weighted average number of shares – diluted	39,584	30,458
Net income per share:
basic	$0.53	$0.19
diluted	$0.52	$0.19

New Accounting Standards
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
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will need to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will need to consider relevant conditions that are known and reasonably knowable at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Under the new standard, the definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of that term in U.S. Generally Accepted Accounting Principles (“GAAP”) for loss contingencies. ASU 2014-15 will be effective for annual periods ending after December 15, 2016. Earlier adoption is permitted. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.
  Statements of Operations—Additional Information

	Three Months
For the Periods Ended September 30	2014	2013
Depreciation and amortization
Depreciation of property, plant and equipment	$4,228	$3,852
Amortization of intangible assets	1,069	1,349
Amortization of other assets	56	—
	$5,353	$5,201

4.
  Balance Sheets—Additional Information

As of	September 30, 2014	June 30, 2014
Inventories
Raw materials	$53,419	$44,306
Work-in-process	7,508	7,518
Finished goods	85,455	91,360
	$146,382	$143,184

As of	September 30, 2014	June 30, 2014
Goodwill roll-forward
Balance at beginning and end of period	$12,613	$12,613
Accrued expenses and other current liabilities
Employee related accruals	$15,636	$20,813
Commissions and rebates	3,230	2,973
Insurance related	1,366	1,395
Professional fees	3,260	4,229
Deferred consideration on acquisitions	1,449	1,420
Product liability claims	—	5,286
Other accrued liabilities	14,352	13,745
	$39,293	$49,861

As of	September 30, 2014	June 30, 2014
Accumulated other comprehensive income (loss)
Derivative instruments	$(43)	$386
Foreign currency translation adjustment	(11,389)	(1,409)
Unrecognized net pension gains (losses)	(16,378)	(16,663)
Income tax (provision) benefit on derivative instruments	63	63
Income tax (provision) benefit on pension gains (losses)	(2,437)	(2,437)
	$(30,184)	$(20,060)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.
  Debt
Revolving Credit Facility and Term B Loan
Borrowings under the Revolving Credit Facility and Term B Loan (the “Credit Facilities”) bear interest based on a fluctuating rate equal to the sum of an applicable margin and, at the Company’s election from time to time, either (1) a Eurocurrency rate determined by reference to LIBOR with a term as selected by the Company, of one day or one, two, three or six months (or twelve months or any shorter amount of time if consented to by all of the lenders under the applicable loan), or (2) a base rate determined by reference to the highest of (a) the rate as publicly announced from time to time by Bank of America as its “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The Revolving Credit Facility has applicable margins equal to 2.50% or 2.75% in the case of LIBOR loans and 1.50% or 1.75% in the case of base rate loans; the applicable margins are based on the First Lien Net Leverage Ratio (as defined in the agreement). The Term B Loan has applicable margins equal to 3.00% in the case of LIBOR loans and 2.00% in the case of base rate loans. The LIBOR rate on the Term B Loan is subject to a floor of 1.00%. The rate of interest on the Term B Loan was 4.00% at September 30, 2014.
As of September 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit and other commitments of $17,140, leaving $82,860 available for borrowings and letters of credit under the Revolving Credit Facility. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
The Revolving Credit Facility requires, among other things, the maintenance of a maximum consolidated First Lien Net Leverage Ratio calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement) occur. The permitted maximum ratio is 4.50:1.00 for measurement periods through June 30, 2015, and 4.25:1.00 for measurements periods thereafter. As of September 30, 2014, we were in compliance with the covenants of the Credit Facilities.
Long-Term Debt

As of	September 30, 2014	June 30, 2014
Term B loan due April 15, 2021	$289,275	$290,000
Capitalized lease obligations	65	94
	289,340	290,094
Unamortized debt discount	(677)	(703)
	288,663	289,391
Less: current maturities	(2,950)	(2,969)
	$285,713	$286,422

6.
  Warrant and Dividends
Class B Common Stock Warrant
On August 1, 2014, a common stock purchase warrant for the purchase of 386,750 shares of Class B common stock, held by BFI Co., LLC (“BFI”), was automatically exercised at the exercise price of $11.83 per share on a cashless basis, resulting in a net issuance of 163,675 shares of Class B common stock to BFI.
Dividends
In September 2014, we paid a $0.10 per share dividend to holders of our Class A and Class B common stock. We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. Our future ability to pay dividends will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
7.
  Employee Benefit Plans
The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined within the plan.
Net periodic pension expense was:

	Three Months
For the Periods Ended September 30	2014	2013
Service cost – benefits earned during the period	$821	$704
Interest cost on benefit obligation	734	641
Expected return on plan assets	(766)	(698)
Amortization of net actuarial (gain) loss and prior service costs	286	203
Net periodic pension expense	$1,075	$850

8.
  Income Taxes
The tax provision is comprised primarily of income taxes relating to profitable foreign jurisdictions, partially offset by a benefit of $1,218 from the recognition of certain previously unrecognized tax benefits. The provision for income taxes on domestic pre-tax income was substantially offset by the release of a valuation allowance previously recorded on accumulated domestic net operating losses. The Company continues to maintain a full valuation allowance against net deferred tax assets from domestic and certain foreign jurisdictions.
We have not provided for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries, which earnings have been or are intended to be indefinitely reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated. Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
9.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The nature of our current and former operations exposes us to the risk of claims with respect to environmental matters and we cannot assure you we will not incur material costs and liabilities in connection with such claims. Based upon our experience to date, we believe that the future cost of compliance with existing Environmental Laws, and liabilities for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.
The U.S. Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a nearby property owner has filed a complaint in the Superior Court of the State of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for alleged contamination of groundwater underneath its property; a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site; and that same group of companies has served Phibro-Tech with a Notice of Endangerment and Intent to Sue Pursuant to RCRA § 7002(a)(1)(B) seeking to abate alleged imminent and substantial endangerment to health or the environment resulting from the lack of adequate offsite monitoring and groundwater source control associated with former and/or continuing operations at Phibro-Tech’s Santa Fe Springs facility. Due to the ongoing nature of the EPA’s investigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $7,044 and $7,273 at September 30, 2014, and June 30, 2014, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
10.
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
At September 30, 2014, the following outstanding derivatives were designated and effective as cash flow hedges:

Instrument	Hedge	Notional Amount at September 30, 2014	Fair value as of
			September 30, 2014	June 30, 2014
Options	Brazilian Real calls	R$78,000	$174	$432
Options	Brazilian Real puts	(R$78,000)	$(217)	$(46)

The unrecognized gains (losses) at September 30, 2014, are unrealized and will change depending on future exchange rates until the underlying contracts mature. Of the ($43) of unrecognized gains (losses) on derivative instruments included in accumulated other comprehensive income (loss) at September 30, 2014, we anticipate ($43) of the current fair value would be recorded in earnings within the next twelve months. We recognize gains (losses) on derivative instruments as a component of cost of goods sold when the hedged item is sold. We hedge forecasted transactions for periods not exceeding the next twenty-four months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.
  Fair Value Measurements
In assessing the fair value of financial instruments at September 30, 2014, we used a variety of methods and assumptions which were based on estimates of market conditions and risks existing at the time.
Current Assets and Liabilities
We consider the carrying amounts of current assets and current liabilities, except the current portion of long-term debt, to be representative of their fair value because of the current nature of these items.
Long Term Debt
We estimated the fair value of the Term B Loan based on quoted broker prices (level 2 inputs per ASC 820).

As of	September 30, 2014	June 30, 2014
Fair values
Term B Loan	$285,659	$289,638

12.
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in the “—Summary of Significant Accounting Policies and New Accounting Standards.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2014	2013
Net sales
Animal Health	$117,225	$101,171
Mineral Nutrition	55,447	46,186
Performance Products	14,786	14,871
	$187,458	$162,228
Adjusted EBITDA
Animal Health	$32,454	$24,107
Mineral Nutrition	3,479	2,460
Performance Products	1,036	1,096
Corporate	(6,511)	(6,065)
	$30,458	$21,598
Reconciliation of Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$30,458	$21,598
Depreciation and amortization	(5,353)	(5,201)
Interest expense, net	(3,490)	(8,735)
Foreign currency gains (losses), net	1,204	(648)
Income before income taxes	$22,819	$7,014

As of	September 30, 2014	June 30, 2014
Identifiable assets
Animal Health	$356,508	$361,376
Mineral Nutrition	54,827	57,460
Performance Products	23,172	23,429
Corporate	36,313	30,058
	$470,820	$472,323

All goodwill is included in the Animal Health segment. The Animal Health segment includes advances to and investment in equity method investee of $5,254 and $5,140 as of September 30, 2014, and June 30, 2014, respectively. The Performance Products segment includes an investment in equity method investee of $522 and $479 as of September 30, 2014, and June 30, 2014, respectively. Corporate includes all cash and cash equivalents.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $5,254 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

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
Analysis of the consolidated statements of operations
Summary Results of Operations

	Three Months
For the Periods Ended September 30	2014	2013	Change
	(in thousands, except per share)
Net sales	$187,458	$162,228	$25,230	16%
Gross profit	60,329	49,512	10,817	22%
Selling, general and administrative expenses	35,224	33,115	2,109	6%
Operating income	25,105	16,397	8,708	53%
Interest expense, net	3,490	8,735	(5,245)	(60)%
Foreign currency (gains) losses, net	(1,204)	648	(1,852)	*
Income before income taxes	22,819	7,014	15,805	225%
Provision for income taxes	2,338	1,171	1,167	100%
Net income	$20,481	$5,843	$14,638	251%
Net income per share
basic	$0.53	$0.19
diluted	$0.52	$0.19
Weighted average number of shares outstanding
basic	38,900	30,458
diluted	39,584	30,458
Ratio to net sales
Gross profit	32.2%	30.5%
Selling, general and administrative expenses	18.8%	20.4%
Operating income	13.4%	10.1%
Income before income taxes	12.2%	4.3%
Net income	10.9%	3.6%
Effective tax rate	10.2%	16.7%

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

	Three Months
For the Periods Ended September 30	2014	2013	Change
	(in thousands)
Net Sales
MFAs and other	$80,782	$77,965	$2,817	4%
Nutritional specialties	19,517	14,132	5,385	38%
Vaccines	16,926	9,074	7,852	87%
Animal Health	$117,225	$101,171	16,054	16%
Mineral Nutrition	55,447	46,186	9,261	20%
Performance Products	14,786	14,871	(85)	(1)%
Total	$187,458	$162,228	$25,230	16%
Adjusted EBITDA
Animal Health	$32,454	$24,107	$8,347	35%
Mineral Nutrition	3,479	2,460	1,019	41%
Performance Products	1,036	1,096	(60)	(5)%
Corporate	(6,511)	(6,065)	(446)	*
Total	$30,458	$21,598	$8,860	41%
Adjusted EBITDA ratio to segment net sales
Animal Health	27.7%	23.8%
Mineral Nutrition	6.3%	5.3%
Performance Products	7.0%	7.4%
Corporate(1)	(3.5)%	(3.7)%
Total(1)	16.2%	13.3%

(1)
  reflects ratio to total net sales
A reconciliation of GAAP net income to Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2014	2013	Change
	(in thousands)
Net income	$20,481	$5,843	$14,638	251%
Interest expense, net	3,490	8,735	(5,245)	(60)%
Provision for income taxes	2,338	1,171	1,167	100%
Depreciation and amortization	5,353	5,201	152	3%
EBITDA	31,662	20,950	10,712	51%
Foreign currency (gains) losses, net	(1,204)	648	(1,852)	*
Adjusted EBITDA	$30,458	$21,598	$8,860	41%

Certain amounts and percentages may reflect rounding adjustments
*
  Calculation not meaningful

Adjusted net income
We report Adjusted Net Income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.
A reconciliation of GAAP net income to adjusted net income:

	Three Months
	As Reported		Adjustments		Adjusted
For the Periods Ended September 30	2014	2013	2014	2013	2014	2013
	(in thousands, except per share amounts)
Selling, general and administrative expenses(1)	$35,224	$33,115	$(1,069)	$(1,377)	$34,155	$31,738
Operating income	25,105	16,397	1,069	1,377	26,174	17,774
Foreign currency (gains) losses, net	(1,204)	648	1,204	(648)	—	—
Income before income taxes	22,819	7,014	(135)	2,025	22,684	9,039
Provision for income taxes(2)	2,338	1,171	105	1,412	2,443	2,583
Net income	$20,481	$5,843	$(240)	$613	$20,241	$6,456
Net income per share
basic	$0.53	$0.19	$(0.01)	$0.02	$0.52	$0.21
diluted	$0.52	$0.19	$(0.01)	$0.02	$0.51	$0.21
Weighted average common shares outstanding
basic	38,900	30,458	38,900	30,458	38,900	30,458
diluted	39,584	30,458	39,584	30,458	39,584	30,458
Ratio to net sales
Selling, general and administrative expenses	18.8%	20.4%			18.2%	19.6%
Operating income	13.4%	10.1%			14.0%	11.0%
Income before income taxes	12.2%	4.3%			12.1%	5.6%
Net income	10.9%	3.6%			10.8%	4.0%
Effective tax rate	10.2%	16.7%			10.8%	28.6%

(1)
  Adjustments to selling, general and administrative expense include intangible amortization of $1,069 and $1,349 and share based compensation of $0 and $28 for the three months ended September 30, 2014 and 2013, respectively.
(2)
  We adjust the provision for income taxes to reflect cash income taxes paid in the period.
Comparison of three months ended September 30, 2014 and 2013
Net sales
Net sales of $187.5 million increased $25.2 million, or 16%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to growth in Animal Health and Mineral Nutrition of $16.1 million and $9.3 million, respectively.
The consolidated statement of operations for the three months ended September 30, 2014 included $6.0 million of revenue and gross profit related to an existing license agreement with a global animal health company to share in the use of our proprietary vaccine delivery technology. We recognized the revenue and profit during the quarter because certain contractual and regulatory milestones were achieved by the licensee, and we had no performance obligations under the agreement. Excluding the $6.0 million in licensing revenue, net sales growth was $19.2 million, or 12%.
Animal Health
Net sales of $117.2 million grew $16.1 million, or 16%, primarily due to volume growth across all product groups. Excluding the $6.0 million in revenue from the licensing agreement, net sales growth was

$10.1 million, or 10%. Medicated Feed Additives (“MFAs”) and other grew $2.8 million, or 4%, primarily due to volume growth in the Latin America and Asia Pacific regions. Nutritional specialty products grew $5.4 million, or 38%, primarily due to U.S. volume growth of our products for the dairy industry and their introduction in select European countries. Excluding the effect of the $6.0 million in licensing revenue, vaccines grew $1.9 million, or 20%, principally from volume growth.
Mineral Nutrition
Net sales of $55.4 million increased $9.3 million, or 20%. Increased volumes accounted for 74% of the sales growth resulting from current market conditions and customer demand for certain trace mineral products.
Performance Products
Net sales of $14.8 million decreased $0.1 million, or 1%, due to lower average selling prices and lower volumes in personal care ingredients, partially offset by higher volumes of a low-margin industrial chemical. Lower average selling prices of copper-based products were offset by higher volumes.
Gross profit
Gross profit of $60.3 million increased $10.8 million, or 22%, to 32.2% of net sales, with a majority of the improvement coming from Animal Health. Gross profit growth was $4.8 million, or 10%, excluding the effect of the $6.0 million in licensing revenue. Animal Health gross profit increased $3.7 million, excluding the effect of the licensing revenue, with approximately $4.2 million due to volume growth and favorable product mix and $0.6 million due to higher average selling prices and other items, partially offset by $1.1 million of higher product costs. MFAs and other contributed $0.2 million of the increase due to volume growth and average selling prices, partially offset by higher unit costs. Nutritional specialty products contributed $2.9 million of the increase primarily due to volume growth, higher average selling prices and lower unit costs. Excluding the current period gross profit from the licensing revenue for the vaccine delivery technology, vaccines gross profit increased $0.5 million principally due to volume growth. Mineral Nutrition gross profit increased $1.0 million due to higher average selling prices and higher volumes. Performance Products gross profit increased $0.1 million due to lower product costs and higher volumes, partially offset by lower average selling prices.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of $35.2 million increased $2.1 million, or 6%. Animal Health accounted for $1.5 million of the increase, driven by sales and marketing and development spending. Selling headcount and related marketing support increased in Brazil, Mexico and China to support MFA and vaccine initiatives and in the U.S. and Europe to support the expansion of our products to the dairy industry. Development spending focused on product lifecycle extensions. Corporate expenses increased $0.5 million due to increases in salary and wage related costs and professional fees, in part related to the costs of being a public company.
Adjusted EBITDA
Adjusted EBITDA of $30.5 million increased $8.9 million, or 41%. Adjusted EBITDA growth was $2.9 million, or 13%, excluding the $6.0 million in revenue from the licensing agreement. Animal Health adjusted EBITDA increased $2.3 million, or 10%, excluding the effect of the licensing revenue, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $1.0 million, or 41%, due to higher sales volumes and improved operating margins. Performance Products decreased $0.1 million, or 5%. Corporate expense increased $0.4 million due to increases in salary and wage related costs and professional fees, in part related to the costs of being a public company.
Interest expense, net
Interest expense, net of $3.5 million decreased $5.2 million due to the net result of issuing the Term B Loan and Revolving Credit Facility in April 2014, retiring the Mayflower Term Loan, the BFI Term Loan and the Domestic Senior Credit Facility in April 2014 and redeeming the 9.25% Senior Notes in May 2014.

Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended September 30, 2014, amounted to net gains of $1.2 million, as compared to $0.6 million in net losses for the three months ended September 30, 2013. Foreign currency gains in the current period were primarily due to the movement of Brazil, Turkey and Belgium currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision for income taxes
Income taxes of $2.3 million were recorded on consolidated pre-tax income of $22.8 million, a 10.2% effective tax rate. The tax provision is comprised primarily of income taxes relating to profitable foreign jurisdictions, partially offset by a $1.2 million benefit from the recognition of certain previously unrecognized tax benefits. The provision for income taxes on domestic pre-tax income was substantially offset by the release of a valuation allowance previously recorded on accumulated domestic net operating losses.
Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:

	Three Months
For the Periods Ended September 30	2014	2013	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$17,360	$(222)	$17,582
Investing activities	(3,960)	(4,221)	261
Financing activities	(4,757)	13,983	(18,740)
Effect of exchange-rate changes on cash and cash equivalents	(715)	(58)	(657)
Net increase/(decrease) in cash and cash equivalents	$7,928	$9,482	$(1,554)

Net cash provided (used) by operating activities was comprised of:

	Three Months
For the Periods Ended September 30	2014	2013	Change
	(in thousands)
Adjusted EBITDA	$30,458	$21,598	$8,860
Interest paid	(3,273)	(15,314)	12,041
Income taxes paid	(2,443)	(2,583)	140
Changes in operating assets and liabilities and other items	(7,382)	(3,923)	(3,459)
Net cash provided (used) by operating activities	$17,360	$(222)	$17,582

Certain amounts may reflect rounding adjustments.
Operating activities
For the three months ended September 30, 2014, net cash provided by operating activities was $17.4 million. Accrued expenses used $10.2 million of cash, including $5.3 million paid to customers related to damages to their poultry resulting from the use of one of our products in fiscal year 2010. Annual incentive compensation payments primarily accounted for the remainder of cash used by accrued expenses. Increased inventories used $7.5 million of cash due to timing of purchases and production. Increased accounts payable improved operating cash flow by $5.4 million of cash, primarily due to timing of inventory payments.

Investing activities
For the three months ended September 30, 2014, net cash used in investing activities was $4.0 million. All of the cash used was for capital expenditures as we continued to invest in our existing asset base and for capacity expansion and productivity improvements.
Financing activities
For the three months ended September 30, 2014, net cash used by financing activities was $4.8 million. In September 2014, we paid a $3.9 million dividend to holders of our Class A and Class B common stock. In addition, during the current period we made a $0.7 million scheduled payment on our Term B loan.
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

As of	September 30, 2014	June 30, 2014	Change
	(in thousands)
Cash and cash equivalents	$19,749	$11,821	$7,928
Working capital	180,268	177,999	2,269
Ratio of current assets to current liabilities	2.74:1	2.63:1

We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At September 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit and other commitments of $17.1 million, leaving $82.9 million available for borrowings and letters of credit. In addition, we had availability totaling $15.0 million under our Israeli loan agreements.
We currently intend to pay quarterly dividends of $0.10 per share, representing $15.6 million annually, on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of $0.10 per share, representing $3.9 million, on our Class A common stock and Class B common stock during the quarter ended September 30, 2014.
At September 30, 2014, our cash and cash equivalents included $12.2 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
On November 10, 2014, our Board of Directors declared a cash dividend of $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of December 3, 2014, payable on December 23, 2014.
Contractual obligations
There were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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
Certain significant items
Adjusted EBITDA and Adjusted net income are calculated prior to considering certain items. We evaluate such items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual or non-operational nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis. An example of an unusual item is the loss on extinguishment of debt incurred in fiscal year 2014. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.

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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to the our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of September 30, 2014, there have been no material changes to any of the critical accounting policies contained therein.
Forward-Looking Statements.
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
•
  the risk of work stoppages; and
•
  other factors as described in “Risk Factors” in Item 1A. of our Annual Report on Form 10-K.
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” in our Annual Report on Form 10-K and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
For financial market risks related to changes in interest rates, foreign currency exchange rates and commodity prices, reference is made to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures about Market Risk” section in the Annual Report and to the notes to the consolidated financial statements included therein.
There were no material changes in the Company’s financial market risks from the risks disclosed in the Annual Report.
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in “Controls and Procedures” in the Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the controls and procedures we will design and put in place to address the weaknesses described in “—Evaluation of disclosure controls and procedures” and plan to implement appropriate measures as part of this effort. The measures may include additional staffing and other resources to strengthen internal controls and financial reporting.

PART II—OTHER INFORMATION
Item 1.
  Legal Proceedings
Information required by this Item is incorporated herein by reference to “Notes to the Consolidated Financial Statements—Commitments and Contingencies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
During the quarter ended September 30, 2014, the plaintiffs in the mass tort lawsuit commenced in 2007 against the Naot Hovav (formerly Ramat Hovav) Industrial Local Council in Israel, the State of Israel, and manufacturers in the Industrial Council including our Koffolk subsidiary, withdrew their appeal of the Be’er Sheva District Court’s rejection of their claims based on alleged injury from the Industrial Council’s plants. As a result of the plaintiffs’ withdrawal of the appeal, the lawsuit has concluded with no liability on the part of the Company.
Item 1A.
  Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section in the Annual Report, which could materially affect our business, financial condition or future results.
There were no material changes in the Company’s risk factors from the risks disclosed in the Annual Report.
Item 2.
  Unregistered Sales of Equity Securities and Use of Proceeds
On August 1, 2014, a common stock purchase warrant for the purchase of 386,750 shares of Class B common stock, held by BFI, was automatically exercised at the exercise price of $11.83 per share on a cashless basis, resulting in a net issuance of 163,675 shares of Class B common stock to BFI. The Company relied on the exemption under Section 3(a)(9) of the Securities Act of 1933 in making this issuance.
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
**
  Furnished with this Quarterly Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phibro Animal Health Corporation
November 12, 2014	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
November 12, 2014	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer