Form 10-Q
period 2014-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2015-02-10
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of February 3, 2015, there were 17,478,373 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 21,512,275 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Six Months
For the Periods Ended December 31	2014	2013	2014	2013
	(unaudited) (in thousands, except per share amounts)
Net sales	$188,688	$172,742	$376,146	$334,970
Cost of goods sold	132,603	121,586	259,732	234,302
Gross profit	56,085	51,156	116,414	100,668
Selling, general and administrative expenses	36,298	34,138	71,522	67,253
Operating income	19,787	17,018	44,892	33,415
Interest expense	3,550	7,783	7,102	15,557
Interest expense, stockholders	—	1,004	—	2,009
Interest (income)	(35)	(68)	(97)	(112)
Foreign currency (gains) losses, net	(1,018)	1,165	(2,222)	1,813
Income before income taxes	17,290	7,134	40,109	14,148
Provision for income taxes	1,885	4,832	4,223	6,003
Net income	$15,405	$2,302	$35,886	$8,145
Net income per share:
basic	$0.40	$0.08	$0.92	$0.27
diluted	$0.39	$0.08	$0.90	$0.27
Weighted average common shares outstanding:
basic	38,957	30,458	38,928	30,458
diluted	39,813	30,458	39,690	30,458
Dividends per share	$0.10	$—	$0.20	$—
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months		Six Months
For the Periods Ended December 31	2014	2013	2014	2013
	(unaudited) (in thousands)
Net income	$15,405	$2,302	$35,886	$8,145
Fair value of derivative instruments	(294)	(235)	(723)	137
Foreign currency translation adjustment	(7,358)	(3,003)	(17,338)	(3,135)
Unrecognized net pension gains (losses)	417	226	702	429
(Provision) benefit for income taxes	—	3	—	(221)
Other comprehensive income (loss)	(7,235)	(3,009)	(17,359)	(2,790)
Comprehensive income (loss)	$8,170	$(707)	$18,527	$5,355

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	December 31, 2014	June 30, 2014
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$20,689	$11,821
Accounts receivable, net	114,264	113,858
Inventories, net	144,858	143,184
Prepaid expenses and other current assets	26,932	30,426
Total current assets	306,743	299,289
Property, plant and equipment, net	102,616	109,159
Intangibles, net	27,638	29,803
Other assets	30,680	34,072
Total assets	$467,677	$472,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,828	$2,969
Accounts payable	56,762	59,608
Accrued expenses and other current liabilities	41,788	49,861
Total current liabilities	101,378	112,438
Long-term debt	285,113	286,422
Other liabilities	55,143	58,314
Total liabilities	441,634	457,174
Commitments and contingencies (Note 10)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 17,456,373 and 17,442,953 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively; 30,000,000 Class B shares authorized, 21,512,275 and 21,348,600 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	4	4
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	124,820	132,453
Accumulated deficit	(61,362)	(97,248)
Accumulated other comprehensive income (loss)	(37,419)	(20,060)
Total stockholders’ equity	26,043	15,149
Total liabilities and stockholders’ equity	$467,677	$472,323

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months
For the Periods Ended December 31	2014	2013
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$35,886	$8,145
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,594	10,493
Amortization of deferred financing costs and debt discount	483	786
Deferred income taxes	(2,530)	(108)
Foreign currency (gains) losses, net	(1,046)	1,266
Other	(21)	(191)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,440)	(4,380)
Inventories, net	(9,281)	(2,471)
Prepaid expenses and other current assets	4,557	(424)
Other assets	101	(157)
Accounts payable	(1,999)	2,459
Accrued interest	54	20
Accrued expenses and other liabilities	(7,595)	958
Net cash provided (used) by operating activities	25,763	16,396
INVESTING ACTIVITIES
Capital expenditures	(7,728)	(9,765)
Other	809	9
Net cash provided (used) by investing activities	(6,919)	(9,756)
FINANCING ACTIVITIES
Borrowings under the domestic senior and revolving credit facility	—	75,500
Repayments of the domestic senior and revolving credit facility	—	(77,500)
Payments of long-term debt, capital leases and other	(1,604)	(1,178)
Proceeds from new common shares issued	158	—
Dividends paid	(7,791)	—
Net cash provided (used) by financing activities	(9,237)	(3,178)
Effect of exchange rate changes on cash	(739)	(357)
Net increase (decrease) in cash and cash equivalents	8,868	3,105
Cash and cash equivalents at beginning of period	11,821	27,369
Cash and cash equivalents at end of period	$20,689	$30,474
Non-cash investing and financing activities
Capital/leasehold improvements	—	1,315
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
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
The unaudited consolidated financial information for the three and six months ended December 31, 2014 and 2013, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2014, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2014, there have been no material changes to any of the significant accounting policies contained therein.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the exercise of stock options and warrants. For the three and six month periods ended December 31, 2013, the stock options and warrant to purchase 1,885 shares of common stock had an exercise price greater than the estimated market value and were excluded from the calculation of diluted net income per share because the effect from the assumed exercise of these options and warrants was anti-dilutive.
	Three Months		Six Months
For the Periods Ended December 31	2014	2013	2014	2013
Net income	$15,405	$2,302	$35,886	$8,145
Weighted average number of shares – basic	38,957	30,458	38,928	30,458
Dilutive effect of stock options and warrant	856	—	762	—
Weighted average number of shares – diluted	39,813	30,458	39,690	30,458
Net income per share:
basic	$0.40	$0.08	$0.92	$0.27
diluted	$0.39	$0.08	$0.90	$0.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
3.
Subsequent Event

In January 2015, we entered into a Collaboration and Distribution Agreement (the “Collaboration Agreement”) with MJ Biologics, Inc. (“MJB”), pursuant to which we and MJB will collaborate on the development of certain animal vaccines and MJB granted us an exclusive license to manufacture and distribute, in North America, any vaccine product currently being developed or sold by MJB or any other product which is developed under the Collaboration Agreement. We will reimburse MJB’s cost of goods, make certain minimum base payments of  $200 per month to MJB during the term of the Collaboration Agreement, subject to certain offset provisions, and pay 50% of all gross margins over $400 per month to MJB.
We also entered into a Technology License Agreement (the “License Agreement”) with MJB, pursuant to which MJB granted us an exclusive license to develop, manufacture and commercialize, outside of North America, vaccine products using MJB’s patents and know-how. We will make quarterly royalty payments to MJB in an amount equal to a specified percentage of net sales outside of North America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unless otherwise terminated due to material breach or bankruptcy, the Collaboration Agreement and the License Agreement will continue in effect until the earlier of the Closing Date of the Purchase Agreement described below or the termination of the Purchase Agreement without the Closing occurring thereunder.
We also entered into an Intellectual Property Purchase Agreement (the “Purchase Agreement”) with MJB, pursuant to which we will acquire the intellectual property and certain other assets comprising MJB’s business relating to animal vaccines. The closing date of the acquisition (the “Closing” or the “Closing Date”) is anticipated to occur on or before January 1, 2021, subject to certain closing conditions. Upon the occurrence of certain events, the Closing of the Purchase Agreement will occur prior to the scheduled Closing Date.
Under the terms of the Purchase Agreement, we made an upfront payment to MJB of  $5,000 and agreed to pay MJB a “Closing Payment” at Closing in an amount to be calculated based on the worldwide net sales of MJB’s vaccines for the 12 months immediately prior to the Closing Date. The Closing Payment will not be less than $10,000, subject to offset in certain limited circumstances. In addition, MJB will be entitled to receive earn-out payments, from the Closing Date through December 31, 2030, based on (i) a single-digit percentage of the net sales of any “Royalty Product” (as defined in the License Agreement) that we sell commercially in North America, and (ii) a single-digit percentage of the net sales of any Royalty Product that is sold commercially outside of North America by us at the time of or after the Closing.
We also made a loan of  $5,000 to MJB’s sole shareholder, which matures on the Closing Date. The loan bears interest at a variable rate equal to LIBOR plus 300 basis points. The unpaid principal amount of the loan, together with all outstanding and unpaid interest, will be due and payable at Closing or over a period ending January 2025 in the event of a termination of the Purchase Agreement by us or upon the occurrence of certain customary events of default.
4.
Statements of Operations—Additional Information

	Three Months		Six Months
For the Periods Ended December 31	2014	2013	2014	2013
Depreciation and amortization
Depreciation of property, plant and equipment	$4,123	$4,106	$8,351	$7,958
Amortization of intangible assets	1,057	1,186	2,126	2,535
Amortization of other assets	61	—	117	—
	$5,241	$5,292	$10,594	$10,493

5.
Balance Sheets—Additional Information

As of	December 31, 2014	June 30, 2014
Inventories
Raw materials	$48,844	$44,306
Work-in-process	7,470	7,518
Finished goods	88,544	91,360
	$144,858	$143,184
Goodwill
Balance at beginning and end of period	$12,613	$12,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	December 31, 2014	June 30, 2014
Accrued expenses and other current liabilities
Employee related accruals	$15,507	$20,813
Commissions and rebates	4,448	2,973
Insurance related	1,269	1,395
Professional fees	4,181	4,229
Deferred consideration on acquisitions	1,449	1,420
Product liability claims	—	5,286
Other accrued liabilities	14,934	13,745
	$41,788	$49,861

As of	December 31, 2014	June 30, 2014
Accumulated other comprehensive income (loss)
Derivative instruments	$(337)	$386
Foreign currency translation adjustment	(18,747)	(1,409)
Unrecognized net pension gains (losses)	(15,961)	(16,663)
Income tax (provision) benefit on derivative instruments	63	63
Income tax (provision) benefit on pension gains (losses)	(2,437)	(2,437)
	$(37,419)	$(20,060)

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,427 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
6.
Debt

Revolving Credit Facility and Term B Loan
Borrowings under the Revolving Credit Facility and Term B Loan (the “Credit Facilities”) bear interest based on a fluctuating rate equal to the sum of an applicable margin and, at the Company’s election from time to time, either (1) a Eurocurrency rate determined by reference to LIBOR with a term as selected by the Company, of one day or one, two, three or six months (or twelve months or any shorter amount of time if consented to by all of the lenders under the applicable loan), or (2) a base rate determined by reference to the highest of  (a) the rate as publicly announced from time to time by Bank of America as its “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The Revolving Credit Facility has applicable margins equal to 2.50% or 2.75% in the case of LIBOR loans and 1.50% or 1.75% in the case of base rate loans; the applicable margins are based on the First Lien Net Leverage Ratio (as defined in the agreement). The Term B Loan has applicable margins equal to 3.00% in the case of LIBOR loans and 2.00% in the case of base rate loans. The LIBOR rate on the Term B Loan is subject to a floor of 1.00%. The rate of interest on the Term B Loan was 4.00% at December 31, 2014.
As of December 31, 2014, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit and other commitments of  $17,205, leaving $82,795 available for borrowings and letters of credit under the Revolving Credit Facility. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
The Revolving Credit Facility requires, among other things, the maintenance of a maximum consolidated First Lien Net Leverage Ratio calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement) occur. The permitted maximum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ratio is 4.50:1.00 for measurement periods through June 30, 2015, and 4.25:1.00 for measurements periods thereafter. As of December 31, 2014, we were in compliance with the covenants of the Credit Facilities.
Long-Term Debt
As of	December 31, 2014	June 30, 2014
Term B loan due April 15, 2021	$288,550	$290,000
Capitalized lease obligations	43	94
	288,593	290,094
Unamortized debt discount	(652)	(703)
	287,941	289,391
Less: current maturities	(2,828)	(2,969)
	$285,113	$286,422

7.
Warrant and Dividends

Class B Common Stock Warrant
On August 1, 2014, a common stock purchase warrant for the purchase of 387 shares of Class B common stock, held by BFI Co., LLC (“BFI”), was automatically exercised at the exercise price of  $11.83 per share on a cashless basis, resulting in a net issuance of 164 shares of Class B common stock to BFI.
Dividends
In September 2014 and December 2014, we paid $0.10 per share quarterly dividends to holders of our Class A and Class B common stock. We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
8.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined within the plan.
Net periodic pension expense was:
	Three Months		Six Months
For the Periods Ended December 31	2014	2013	2014	2013
Service cost – benefits earned during the period	$656	$604	$1,477	$1,308
Interest cost on benefit obligation	574	577	1,309	1,218
Expected return on plan assets	(648)	(577)	(1,414)	(1,275)
Amortization of net actuarial loss and prior service costs	417	226	702	429
Net periodic pension expense	$999	$830	$2,074	$1,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.
Income Taxes

The tax provision is comprised primarily of income taxes relating to profitable foreign jurisdictions, partially offset by a year to date benefit of  $1,218 from the recognition of certain previously unrecognized tax benefits. The provision for income taxes on domestic pre-tax income was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance.
We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. We continue to maintain a full valuation allowance against net deferred tax assets from domestic and certain foreign jurisdictions. We have evaluated the positive and negative evidence relating to the potential reversal of the valuation allowance and have determined that at this time we will continue to maintain a full valuation allowance. In future quarters, we will continue to evaluate the need to maintain the valuation allowance and, to the extent that positive evidence trends continue, a significant portion of the valuation allowance could be released in future periods.
We have not provided for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries, which earnings have been or are intended to be indefinitely reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated. Income taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,984 and $7,273 at December 31, 2014, and June 30, 2014, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.
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
We record derivatives at fair value in prepaid expenses and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments (level 2 inputs per ASC 820).
At December 31, 2014, the following outstanding derivatives were designated and effective as cash flow hedges:
Instrument	Hedge	Notional Amount at December 31, 2014		Fair value as of
				December 31, 2014	June 30, 2014
Options	Brazilian Real calls	R$	117,000	$385	$432
Options	Brazilian Real puts	(R$	117,000)	$(722)	$(46)
The unrecognized gains (losses) at December 31, 2014, are unrealized and will change depending on future exchange rates until the underlying contracts mature. Of the ($337) of unrecognized gains (losses) on derivative instruments included in accumulated other comprehensive income (loss) at December 31, 2014, we anticipate ($312) of the current fair value would be recorded in earnings within the next twelve months. We recognize gains (losses) on derivative instruments as a component of cost of goods sold when the hedged item is sold. We hedge forecasted transactions for periods not exceeding the next twenty-four months.
12.
Fair Value Measurements

In assessing the fair value of financial instruments at December 31, 2014, we used a variety of methods and assumptions which were based on estimates of market conditions and risks existing at the time.
Current Assets and Liabilities
We consider the carrying amounts of current assets and current liabilities, except the current portion of long-term debt, to be representative of their fair value because of the current nature of these items.
Long Term Debt
We estimated the fair value of the Term B Loan based on quoted broker prices (level 2 inputs per ASC 820).
As of	December 31, 2014	June 30, 2014
Fair values
Term B Loan	$283,500	$289,638

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.
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
	Three Months		Six Months
For the Periods Ended December 31	2014	2013	2014	2013
Net sales
Animal Health	$118,785	$107,966	$236,010	$209,137
Mineral Nutrition	58,742	50,633	114,189	96,819
Performance Products	11,161	14,143	25,947	29,014
	$188,688	$172,742	$376,146	$334,970
Adjusted EBITDA
Animal Health	$28,296	$24,522	$60,750	$48,629
Mineral Nutrition	3,754	2,878	7,233	5,338
Performance Products	162	1,103	1,198	2,199
Corporate	(7,184)	(6,193)	(13,695)	(12,258)
	$25,028	$22,310	$55,486	$43,908
Reconciliation of Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$25,028	$22,310	$55,486	$43,908
Depreciation and amortization	(5,241)	(5,292)	(10,594)	(10,493)
Interest expense, net	(3,515)	(8,719)	(7,005)	(17,454)
Foreign currency gains (losses), net	1,018	(1,165)	2,222	(1,813)
Income before income taxes	$17,290	$7,134	$40,109	$14,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	December 31, 2014	June 30, 2014
Identifiable assets
Animal Health	$348,288	$361,376
Mineral Nutrition	61,795	57,460
Performance Products	21,869	23,429
Corporate	35,725	30,058
	$467,677	$472,323

All goodwill is included in the Animal Health segment. The Animal Health segment includes advances to and investment in equity method investee of  $4,427 and $5,140 as of December 31, 2014, and June 30, 2014, respectively. The Performance Products segment includes an investment in equity method investee of  $502 and $479 as of December 31, 2014, and June 30, 2014, respectively. Corporate includes all cash and cash equivalents.

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
Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Six Months
For the Periods Ended December 31	2014	2013	Change		2014	2013	Change
	(in thousands, except per share)				(in thousands, except per share)
Net sales	$188,688	$172,742	$15,946	9%	$376,146	$334,970	$41,176	12%
Gross profit	56,085	51,156	4,929	10%	116,414	100,668	15,746	16%
Selling, general and administrative expenses	36,298	34,138	2,160	6%	71,522	67,253	4,269	6%
Operating income	19,787	17,018	2,769	16%	44,892	33,415	11,477	34%
Interest expense, net	3,515	8,719	(5,204)	(60)%	7,005	17,454	(10,449)	(60)%
Foreign currency (gains) losses, net	(1,018)	1,165	(2,183)	*	(2,222)	1,813	(4,035)	*
Income before income taxes	17,290	7,134	10,156	142%	40,109	14,148	25,961	183%
Provision for income taxes	1,885	4,832	(2,947)	(61)%	4,223	6,003	(1,780)	(30)%
Net income	$15,405	$2,302	$13,103	569%	$35,886	$8,145	$27,741	341%
Net income per share
basic	$0.40	$0.08			$0.92	$0.27
diluted	$0.39	$0.08			$0.90	$0.27
Weighted average number of shares outstanding
basic	38,957	30,458			38,928	30,458
diluted	39,813	30,458			39,690	30,458
Ratio to net sales
Gross profit	29.7%	29.6%			30.9%	30.1%
Selling, general and administrative expenses	19.2%	19.8%			19.0%	20.1%
Operating income	10.5%	9.9%			11.9%	10.0%
Income before income taxes	9.2%	4.1%			10.7%	4.2%
Net income	8.2%	1.3%			9.5%	2.4%
Effective tax rate	10.9%	67.7%			10.5%	42.4%

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
	Three Months				Six Months
For the Periods Ended December 31	2014	2013	Change		2014	2013	Change
	(in thousands)				(in thousands)
Net Sales
MFAs and other	$87,393	$80,049	$7,344	9%	$168,175	$158,014	$10,161	6%
Nutritional specialties	20,786	16,431	4,355	27%	40,303	30,563	9,740	32%
Vaccines	10,606	11,486	(880)	(8)%	27,532	20,560	6,972	34%
Animal Health	$118,785	$107,966	10,819	10%	$236,010	$209,137	26,873	13%
Mineral Nutrition	58,742	50,633	8,109	16%	114,189	96,819	17,370	18%
Performance Products	11,161	14,143	(2,982)	(21)%	25,947	29,014	(3,067)	(11)%
Total	$188,688	$172,742	$15,946	9%	$376,146	$334,970	$41,176	12%
Adjusted EBITDA
Animal Health	$28,296	$24,522	$3,774	15%	$60,750	$48,629	$12,121	25%
Mineral Nutrition	3,754	2,878	876	30%	7,233	5,338	1,895	36%
Performance Products	162	1,103	(941)	(85)%	1,198	2,199	(1,001)	(46)%
Corporate	(7,184)	(6,193)	(991)	*	(13,695)	(12,258)	(1,437)	*
Total	$25,028	$22,310	$2,718	12%	$55,486	$43,908	$11,578	26%
Adjusted EBITDA ratio to segment net sales
Animal Health	23.8%	22.7%			25.7%	23.3%
Mineral Nutrition	6.4%	5.7%			6.3%	5.5%
Performance Products	1.5%	7.8%			4.6%	7.6%
Corporate(1)	(3.8)%	(3.6)%			(3.6)%	(3.7)%
Total(1)	13.3%	12.9%			14.8%	13.1%

(1)
reflects ratio to total net sales

A reconciliation of GAAP net income to Adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2014	2013	Change		2014	2013	Change
	(in thousands)				(in thousands)
Net income	$15,405	$2,302	$13,103	569%	$35,886	$8,145	$27,741	341%
Interest expense, net	3,515	8,719	(5,204)	(60)%	7,005	17,454	(10,449)	(60)%
Provision for income taxes	1,885	4,832	(2,947)	(61)%	4,223	6,003	(1,780)	(30)%
Depreciation and amortization	5,241	5,292	(51)	(1)%	10,594	10,493	101	1%
EBITDA	26,046	21,145	4,901	23%	57,708	42,095	15,613	37%
Foreign currency (gains) losses, net	(1,018)	1,165	(2,183)	*	(2,222)	1,813	(4,035)	*
Adjusted EBITDA	$25,028	$22,310	$2,718	12%	$55,486	$43,908	$11,578	26%

Certain amounts and percentages may reflect rounding adjustments
*
Calculation not meaningful

Adjusted net income
We report Adjusted Net Income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of GAAP net income to adjusted net income:
	Three Months						|	Six Months
	As Reported		Adjustments		Adjusted		|	As Reported		Adjustments		Adjusted
For the Periods Ended December 31	2014	2013	2014	2013	2014	2013	|	2014	2013	2014	2013	2014	2013
	(in thousands, exept per share amounts)						|	(in thousands, except per share amounts)
Selling, general and administrative expenses(1)(2)	$36,298	$34,138	$(1,057)	$(1,213)	$35,241	$32,925	| |	$71,522	$67,253	$(2,126)	$(2,590)	$69,396	$64,663
Operating income	19,787	17,018	1,057	1,213	20,844	18,231	|	44,892	33,415	2,126	2,590	47,018	36,005
Foreign currency (gains) losses, net	(1,018)	1,165	1,018	(1,165)	—	—	|	(2,222)	1,813	2,222	(1,813)	—	—
Income before income taxes	17,290	7,134	39	2,378	17,329	9,512	|	40,109	14,148	(96)	4,403	40,013	18,551
Provision for income taxes(3)	1,885	4,832	1,335	(3,580)	3,220	1,252	|	4,223	6,003	1,440	(2,168)	5,663	3,835
Net income	$15,405	$2,302	$(1,296)	$5,958	$14,109	$8,260	|	$35,886	$8,145	$(1,536)	$6,571	$34,350	$14,716
Net income per share							|
basic	$0.40	$0.08	$(0.03)	$0.20	$0.36	$0.27	|	$0.92	$0.27	$(0.04)	$0.22	$0.88	$0.48
diluted	$0.39	$0.08	$(0.03)	$0.20	$0.35	$0.27	|	$0.90	$0.27	$(0.04)	$0.22	$0.87	$0.48
Weighted average common shares outstanding							| |
basic	38,957	30,458	38,957	30,458	38,957	30,458	|	38,928	30,458	38,928	30,458	38,928	30,458
diluted	39,813	30,458	39,813	30,458	39,813	30,458	|	39,690	30,458	39,690	30,458	39,690	30,458
Ratio to net sales							|
Selling, general and administrative expenses	19.2%	19.8%			18.7%	19.1%	| |	19.0%	20.1%			18.4%	19.3%
Operating income	10.5%	9.9%			11.0%	10.6%	|	11.9%	10.0%			12.5%	10.7%
Income before income taxes	9.2%	4.1%			9.2%	5.5%	|	10.7%	4.2%			10.6%	5.5%
Net income	8.2%	1.3%			7.5%	4.8%	|	9.5%	2.4%			9.1%	4.4%
Effective tax rate	10.9%	67.7%			18.6%	13.2%	|	10.5%	42.4%			14.2%	20.7%

(1)
Adjustments to selling, general and administrative expense include acquisition intangible amortization of  $1,057 and $1,186 and share based compensation of  $0 and $27 for the three months ended December 31, 2014 and 2013, respectively.

(2)
Adjustments to selling, general and administrative expense include acquisition intangible amortization of  $2,126 and $2,535 and share based compensation of  $0 and $55 for the six months ended December 31, 2014 and 2013, respectively.

(3)
We adjust the provision for income taxes to reflect cash income taxes paid in the period.

Comparison of three months ended December 31, 2014 and 2013
Net sales
Net sales of  $188.7 million increased $15.9 million, or 9%, for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, due to growth in Animal Health and Mineral Nutrition of  $10.8 million and $8.1 million, respectively, offset by declines in Performance Products of  $3.0 million.
Animal Health
Net sales of  $118.8 million grew $10.8 million, or 10%, primarily due to volume growth. Medicated Feed Additives (“MFAs”) and other grew $7.3 million, or 9%, primarily due to volume growth in international markets. Nutritional specialty products grew $4.4 million, or 27%, primarily due to U.S. volume growth of our products for the dairy industry and their introduction in select European countries. Vaccines declined $0.9 million, or 8%, principally from volume declines due to international product registration delays, offset in part by U.S. volume growth.
Mineral Nutrition
Net sales of  $58.7 million increased $8.1 million, or 16%. Increased volumes accounted for approximately two-thirds of the sales growth, as current market conditions improved demand for certain trace mineral products. The remainder of the sales increase was due to increased average selling prices due to higher underlying raw material commodity prices.
Performance Products
Net sales of  $11.2 million decreased $3.0 million, or 21%, primarily as a result of lower volumes of copper-based products due to reduced industrial demand. Lower volumes of personal care products also contributed to the decrease. Net sales also declined due to lower average selling prices related to reduced underlying raw material commodity prices.
Gross profit
Gross profit of  $56.1 million increased $5.0 million, or 10%, to 29.7% of net sales, with a majority of the improvement coming from Animal Health. Animal Health gross profit increased $5.3 million, with approximately $4.3 million due to volume growth and favorable product mix and $1.3 million due to higher average selling prices and other items, partially offset by $0.3 million of higher product costs. Within Animal Health, MFAs and other contributed $3.3 million of the increase due to volume growth and average selling prices, partially offset by higher unit costs, nutritional specialty products contributed $2.9 million of the increase primarily due to volume growth, higher average selling prices and lower unit costs from improved operating efficiencies and vaccines gross profit decreased $0.9 million principally due to volume declines and product mix. Mineral Nutrition gross profit increased $1.0 million due to higher average selling prices and higher volumes, partially offset by higher product costs. Performance Products gross profit decreased $1.1 million due to lower average selling prices and lower volumes.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of  $36.3 million increased $2.2 million, or 6%. Animal Health accounted for $1.4 million of the increase, driven by sales and marketing and development spending. Selling headcount and related marketing support increased to support MFA and vaccine initiatives and the expansion of our products to the dairy industry. Development spending focused on product lifecycle extensions. Corporate expenses accounted for $0.8 million of the increase due to salary and wage-related costs and professional fees, in part related to the costs of being a public company.
Adjusted EBITDA
Adjusted EBITDA of  $25.0 million increased $2.7 million, or 12%. Animal Health adjusted EBITDA increased $3.8 million, or 15%, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $0.9 million, or 30%, due to higher sales volumes and improved operating margins. Performance Products decreased $0.9 million, or 85%, due to lower sales volumes. Corporate expense increased $1.0 million due to increases in salary and wage-related costs and professional fees, in part related to the costs of being a public company.
Interest expense, net
Interest expense, net, of  $3.5 million decreased $5.2 million due to the net result of issuing the Term B Loan and Revolving Credit Facility in April 2014, retiring the Mayflower Term Loan, the BFI Term Loan and the Domestic Senior Credit Facility in April 2014 and redeeming the 9.25% Senior Notes in May 2014.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended December 31, 2014, amounted to net gains of  $1.0 million, as compared to $1.2 million in net losses for the three months ended December 31, 2013. Foreign currency gains in the current period were primarily due to the movement of Brazil, Mexico and Belgium currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.

Provision for income taxes
Income taxes of  $1.9 million were recorded on consolidated pre-tax income of  $17.3 million, a 10.9% effective tax rate. The tax provision is comprised primarily of income taxes relating to profitable foreign jurisdictions. The provision for income taxes on domestic pre-tax income was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance.
Comparison of six months ended December 31, 2014 and 2013
Net sales
Net sales of  $376.1 million increased $41.2 million, or 12%, for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, due to growth in Animal Health and Mineral Nutrition of  $26.9 million and $17.4 million, respectively, offset by declines in Performance Products of  $3.1 million.
The consolidated statement of operations for the six months ended December 31, 2014 included $6.0 million of revenue and gross profit related to an existing license agreement with a global animal health company to share in the use of our proprietary vaccine delivery technology. We recognized the revenue and profit during the period because certain contractual and regulatory milestones were achieved by the licensee, and we had no performance obligations under the agreement. Excluding the $6.0 million in licensing revenue, net sales growth was $35.2 million, or 11%.
Animal Health
Net sales of  $236.0 million grew $26.9 million, or 13%, primarily due to volume growth across all product groups. Excluding the $6.0 million in revenue from the licensing agreement, net sales growth was $20.9 million, or 10%. MFAs and other grew $10.2 million, or 6%, primarily due to volume growth in international markets. Nutritional specialty products grew $9.7 million, or 32%, primarily due to U.S. volume growth of our products for the dairy industry and their introduction in select European countries. Excluding the effect of the $6.0 million in licensing revenue, vaccines grew $1.0 million, or 5%, principally from volume growth.
Mineral Nutrition
Net sales of  $114.2 million increased $17.4 million, or 18%. Increased volumes accounted for approximately two thirds of the sales growth, as current market conditions improved demand for certain trace mineral products. The remainder of the sales increase was due to increased average selling prices due to higher underlying raw material commodity prices.
Performance Products
Net sales of  $25.9 million decreased $3.1 million, or 11%, due to lower volumes of copper-based products, as well as lower average selling prices and lower volumes in personal care ingredients. Net sales also declined due to lower average selling prices related to reduced underlying raw material commodity prices.
Gross profit
Gross profit of  $116.4 million increased $15.8 million, or 16%, to 31.0% of net sales, with a majority of the improvement coming from Animal Health. Gross profit growth was $9.8 million, or 10%, excluding the effect of the $6.0 million in licensing revenue. Animal Health gross profit increased $9.0 million, excluding the effect of the licensing revenue, with approximately $9.1 million due to volume growth and favorable product mix and $1.2 million due to higher average selling prices and other items, partially offset by $1.2 million of higher product costs. Within Animal Health, MFAs and other contributed $3.5 million of the increase due to volume growth and average selling prices, partially offset by higher unit costs, nutritional specialty products contributed $5.8 million of the increase primarily due to volume growth, higher average selling prices and lower unit costs from improved operating efficiencies and excluding the gross profit from the licensing revenue for the vaccine delivery technology, vaccines gross profit decreased

$0.3 million principally due to product mix. Mineral Nutrition gross profit increased $2.0 million due to higher average selling prices and higher volumes, partially offset by higher product costs. Performance Products gross profit increased $1.1 million due to lower average selling prices and lower volumes, partially offset by lower product costs.
Selling, general and administrative expenses
SG&A expenses of  $71.5 million increased $4.3 million, or 6%. Animal Health accounted for $2.9 million of the increase, driven by sales and marketing and development spending. Selling headcount and related marketing support increased to support MFA and vaccine initiatives and the expansion of our products to the dairy industry. Development spending focused on product lifecycle extensions. Corporate expenses accounted for $1.3 million of the increase due to salary and wage-related costs and professional fees, in part related to the costs of being a public company.
Adjusted EBITDA
Adjusted EBITDA of  $55.5 million increased $11.6 million, or 26%. Adjusted EBITDA growth was $5.6 million, or 13%, excluding the $6.0 million in revenue from the licensing agreement. Animal Health adjusted EBITDA increased $6.1 million, or 13%, excluding the effect of the licensing revenue, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $1.9 million, or 36%, due to higher sales volumes and improved operating margins. Performance Products decreased $1.0 million, or 46% due to lower sales volumes. Corporate expense increased $1.4 million due to increases in salary and wage-related costs and professional fees, in part related to the costs of being a public company.
Interest expense, net
Interest expense, net, of  $7.0 million decreased $10.4 million due to the net result of issuing the Term B Loan and Revolving Credit Facility in April 2014, retiring the Mayflower Term Loan, the BFI Term Loan and the Domestic Senior Credit Facility in April 2014 and redeeming the 9.25% Senior Notes in May 2014.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the six months ended December 31, 2014, amounted to net gains of  $2.2 million, as compared to $1.8 million in net losses for the six months ended December 31, 2013. Foreign currency gains in the current period were primarily due to the movement of Brazil, Israel and Belgium currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision for income taxes
Income taxes of  $4.2 million were recorded on consolidated pre-tax income of  $40.1 million, a 10.5% effective tax rate. The tax provision is comprised primarily of income taxes relating to profitable foreign jurisdictions, partially offset by a $1.2 million benefit from the recognition of certain previously unrecognized tax benefits. The provision for income taxes on domestic pre-tax income was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance.

Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Six Months
For the Period Ended December 31	2014	2013	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$25,763	$16,396	$9,367
Investing activities	(6,919)	(9,756)	2,837
Financing activities	(9,237)	(3,178)	(6,059)
Effect of exchange-rate changes on cash and cash equivalents	(739)	(357)	(382)
Net increase/(decrease) in cash and cash equivalents	$8,868	$3,105	$5,763

Net cash provided (used) by operating activities was comprised of:
	Six Months
For the Period Ended December 31	2014	2013	Change
	(in thousands)
Adjusted EBITDA	$55,486	$43,908	$11,578
Interest paid	(6,565)	(16,760)	10,195
Income taxes paid	(5,663)	(3,835)	(1,828)
Changes in operating assets and liabilities and other items	(17,495)	(6,917)	(10,578)
Net cash provided (used) by operating activities	$25,763	$16,396	$9,367

Certain amounts may reflect rounding adjustments.
Operating activities
For the six months ended December 31, 2014, net cash provided by operating activities was $25.8 million. Increased inventories used $9.3 million of cash due to timing of purchases and production. Accrued expenses used $7.5 million of cash, including $5.3 million paid to customers related to damages to their poultry resulting from the use of one of our products in fiscal year 2010. Annual incentive compensation payments primarily accounted for the remainder of the cash used by accrued expenses.
Investing activities
For the six months ended December 31, 2014, net cash used in investing activities was $6.9 million. Capital expenditures accounted for $7.7 million of the cash used as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. We also received a $0.7 million repayment of advances made to an equity method investee.
Financing activities
For the six months ended December 31, 2014, net cash used by financing activities was $9.2 million. We paid $7.8 million in dividends to holders of our Class A and Class B common stock. In addition, we made $1.5 million in scheduled payments on our Term B loan.
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
As of	December 31, 2014	June 30, 2014	Change
	(in thousands)
Cash and cash equivalents	$20,689	$11,821	$8,868
Working capital	187,504	177,999	9,505
Ratio of current assets to current liabilities	2.90:1	2.63:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At December 31, 2014, we had no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit and other commitments of  $17.2 million, leaving $82.8 million available for borrowings and letters of credit. In addition, we had availability totaling $15.0 million under our Israeli loan agreements.
We intend to pay quarterly dividends of  $0.10 per share, representing $15.6 million annually, on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid quarterly cash dividends of  $0.10 per share, during the quarters ended September 30, 2014 and December 31, 2014, totaling $7.8 million, on our Class A common stock and Class B common stock.
On February 9, 2015, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of March 4, 2015, payable on March 25, 2015.
At December 31, 2014, our cash and cash equivalents included $16.0 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Contractual obligations
As of the balance sheet date, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report. See “Notes to the Consolidated Financial Statement—Subsequent Event” for additional details on the impact on future contractual obligations.
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to the our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of December 31, 2014, there have been no material changes to any of the critical accounting policies contained therein.
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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. We use, from time to time, foreign currency contracts as a means of hedging exposure to foreign currency risks. We also utilize, on a limited basis, certain commodity derivatives, primarily on copper used in manufacturing processes, to hedge the cost of anticipated purchase or supply requirements. We do not utilize derivative instruments for trading purposes. We do not hedge our exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values. We monitor the financial stability and credit standing of our major counterparties.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in “Controls and Procedures” in the Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the controls and procedures we will design and put in place to address the weaknesses described in “—Evaluation of disclosure controls and procedures” and plan to implement appropriate measures as part of this effort. The measures may include additional staffing and other resources to strengthen internal controls and financial reporting.

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
Mine Safety Disclosures

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
Phibro Animal Health Corporation
February 10, 2015	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
February 10, 2015	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer