Form 10-Q
period 2015-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2015-05-11
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2015, there were 17,499,793 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 21,512,275 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
	(unaudited) (in thousands, except per share amounts)
Net sales	$187,495	$173,267	$563,641	$508,237
Cost of goods sold	128,385	120,425	388,117	354,727
Gross profit	59,110	52,842	175,524	153,510
Selling, general and administrative expenses	37,297	35,520	108,819	102,773
Operating income	21,813	17,322	66,705	50,737
Interest expense	3,662	7,805	10,764	23,362
Interest expense, stockholders	—	1,005	—	3,014
Interest (income)	(60)	(66)	(157)	(178)
Foreign currency (gains) losses, net	(4,633)	275	(6,855)	2,088
Income before income taxes	22,844	8,303	62,953	22,451
Provision for income taxes	3,419	1,933	7,642	7,936
Net income	$19,425	$6,370	$55,311	$14,515
Net income per share:
basic	$0.50	$0.21	$1.42	$0.48
diluted	$0.49	$0.21	$1.39	$0.48
Weighted average common shares outstanding:
basic	38,998	30,458	38,951	30,458
diluted	39,919	30,657	39,766	30,525
Dividends per share	$0.10	$0.82	$0.30	$0.82
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
	(unaudited) (in thousands)
Net income	$19,425	$6,370	$55,311	$14,515
Fair value of derivative instruments	(2,624)	572	(3,347)	709
Foreign currency translation adjustment	(16,673)	2,373	(34,011)	(762)
Unrecognized net pension gains (losses)	351	249	1,053	678
(Provision) benefit for income taxes	—	221	—	—
Other comprehensive income (loss)	(18,946)	3,415	(36,305)	625
Comprehensive income (loss)	$479	$9,785	$19,006	$15,140

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	March 31, 2015	June 30, 2014
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$20,804	$11,821
Accounts receivable, net	115,152	113,858
Inventories, net	136,368	143,184
Prepaid expenses and other current assets	27,728	30,426
Total current assets	300,052	299,289
Property, plant and equipment, net	99,041	109,159
Intangibles, net	38,756	29,803
Other assets	34,489	34,072
Total assets	$472,338	$472,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,813	$2,969
Accounts payable	56,920	59,608
Accrued expenses and other current liabilities	45,751	49,861
Total current liabilities	105,484	112,438
Long-term debt	284,410	286,422
Other liabilities	59,365	58,314
Total liabilities	449,259	457,174
Commitments and contingencies (Note 10)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 17,495,083 and 17,442,953 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively; 30,000,000 Class B shares authorized, 21,512,275 and 21,348,600 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	4	4
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	121,377	132,453
Accumulated deficit	(41,937)	(97,248)
Accumulated other comprehensive income (loss)	(56,365)	(20,060)
Total stockholders’ equity	23,079	15,149
Total liabilities and stockholders’ equity	$472,338	$472,323

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months
For the Periods Ended March 31	2015	2014
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$55,311	$14,515
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15,950	15,615
Amortization of deferred financing costs and debt discount	725	1,182
Acquisition related accrued compensation	327	—
Acquisition related accrued interest	235	—
Deferred income taxes	(2,104)	661
Foreign currency (gains) losses, net	(4,587)	1,550
Other	(40)	(374)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,879)	(8,769)
Inventories, net	(6,733)	(3,802)
Prepaid expenses and other current assets	1,449	(1,168)
Other assets	105	(1,420)
Accounts payable	(1,199)	2,752
Accrued interest	70	(6,893)
Accrued expenses and other liabilities	(5,788)	2,781
Net cash provided (used) by operating activities	46,842	16,630
INVESTING ACTIVITIES
Capital expenditures	(13,103)	(14,248)
Business acquisition	(5,000)	—
Other, net	(4,002)	110
Net cash provided (used) by investing activities	(22,105)	(14,138)
FINANCING ACTIVITIES
Borrowings under the domestic senior and revolving credit facility	2,000	145,000
Repayments of the domestic senior and revolving credit facility	(2,000)	(136,500)
Payments of long-term debt, capital leases and other	(3,358)	(2,040)
Proceeds from new common shares issued	616	—
Dividends paid	(11,692)	(25,000)
Net cash provided (used) by financing activities	(14,434)	(18,540)
Effect of exchange rate changes on cash	(1,320)	(342)
Net increase (decrease) in cash and cash equivalents	8,983	(16,390)
Cash and cash equivalents at beginning of period	11,821	27,369
Cash and cash equivalents at end of period	$20,804	$10,979
Non-cash investing and financing activities
Business acquisition	7,360	—
Capital/leasehold improvements	—	1,315
Capital lease additions	—	29
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
The unaudited consolidated financial information for the three and nine months ended March 31, 2015 and 2014, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Annual Report”), filed with the Securities and Exchange Commission on September 18, 2014 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2014, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2015, there have been no material changes to any of the significant accounting policies contained therein.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the exercise of stock options and warrants. For the three and nine month periods ended March 31, 2015, all stock options and warrants were included in the calculation of diluted net income per share. For the three and nine month periods ended March 31, 2014, all stock options and warrants were included in the calculation of diluted net income per share for the period from February 15, 2014 to March 31, 2014, with a market value of  $15.00 per share. For periods prior to February 15, 2014, all stock options and warrants were excluded from the calculation of diluted net income per share because the assumed exercise of the stock options and warrants would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
Net income	$19,425	$6,370	$55,311	$14,515
Weighted average number of shares – basic	38,998	30,458	38,951	30,458
Dilutive effect of stock options and warrant	921	199	815	67
Weighted average number of shares – diluted	39,919	30,657	39,766	30,525
Net income per share:
basic	$0.50	$0.21	$1.42	$0.48
diluted	$0.49	$0.21	$1.39	$0.48
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
ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), eliminates the concept of extraordinary items under current GAAP. As a result, an entity will no longer be required to separately present an extraordinary item on its statement of operations, net of tax, after income from continuing operations or to disclose income taxes and net income per share data applicable to an extraordinary item. ASU 2015-01 retains the presentation and disclosure guidance for items that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unusual in nature and occur infrequently. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. Retrospective or prospective method of adoption is permitted. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.
3.
MJB Transactions

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
Under the terms of the Purchase Agreement, we made an upfront payment to MJB of  $5,000 and agreed to pay MJB a “Closing Payment” at Closing in an amount to be calculated based on the worldwide net sales of MJB’s vaccines for the twelve months immediately prior to the Closing Date. The Closing Payment will not be less than $10,000, subject to offset in certain limited circumstances. In addition, MJB will be entitled to receive earn-out payments, from the Closing Date through December 31, 2030, based on (i) a single-digit percentage of the net sales of any “Royalty Product” (as defined in the License Agreement) that we sell commercially in North America, and (ii) a single-digit percentage of the net sales of any Royalty Product that we sell commercially outside of North America, at the time of or after the Closing.
In connection with this transaction, we also made a loan of  $5,000 to MJB’s sole shareholder, which matures on the Closing Date. The loan bears interest at a variable rate equal to LIBOR plus 300 basis points, and accrued interest shall be paid semi-annually on each July 1 and January 1. The unpaid principal amount of the loan, together with all outstanding and unpaid interest, will be due and payable at Closing or over a period ending January 2025 in the event of a termination of the Purchase Agreement by us or upon the occurrence of certain customary events of default.
We have accounted for the MJB transaction as a business combination in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” We have recorded intangible assets of  $12,360 and a long-term liability of  $7,360, net of the upfront payment, payable at the Closing Date and during the earn-out period. The closing payment will also include $5,040 (pro-rated on a monthly basis), conditional upon continuing service of a key employee through January 2018; this amount will be recognized as compensation expense over the service period. As of March 31, 2015, $327 of accrued compensation was recognized and included in the long-term liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We determined the preliminary fair value of the identifiable intangible assets based on the present value of the estimated projected cash flows and assigned a preliminary useful life of 16 years. We determined the fair value of the future consideration payable based on the present value of the estimated payments due at the Closing Date and for estimated payments due during the earn-out period, based on projected revenues. The fair value measurements are based on significant inputs not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The fair value of the consideration payable is based on factors including estimated cash flow projections and a risk-adjusted discount rate. The fair value of the consideration payable will be evaluated at each reporting date and changes in the fair value will be recorded in the statement of operations.
The preliminary purchase price allocation will be finalized during the measurement period, which is no later than one year from the acquisition date. To assist us in determining the fair value of the net assets acquired at the acquisition date, we expect to obtain information related to the fair values of intangible assets acquired, consideration payable, income taxes and goodwill, if any.
The results of operations of MJB were not material for the period from the date of acquisition to March 31, 2015. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements.
4.
Statements of Operations—Additional Information

	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
Depreciation and amortization
Depreciation of property, plant and equipment	$4,066	$3,920	$12,417	$11,878
Amortization of intangible assets	1,233	1,202	3,359	3,737
Amortization of other assets	57	—	174	—
	$5,356	$5,122	$15,950	$15,615

5.
Balance Sheets—Additional Information

As of	March 31, 2015	June 30, 2014
Inventories
Raw materials	$38,503	$44,306
Work-in-process	7,030	7,518
Finished goods	90,835	91,360
	$136,368	$143,184

As of	March 31, 2015	June 30, 2014
Goodwill roll-forward
Balance at beginning and end of period	$12,613	$12,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	March 31, 2015	June 30, 2014
Accrued expenses and other current liabilities
Employee related accruals	$17,837	$20,813
Commissions and rebates	3,814	2,973
Insurance related	1,287	1,395
Professional fees	4,089	4,229
Deferred consideration on acquisitions	1,518	1,420
Product liability claims	—	5,286
Other accrued liabilities	17,206	13,745
	$45,751	$49,861

As of	March 31, 2015	June 30, 2014
Accumulated other comprehensive income (loss)
Derivative instruments	$(2,961)	$386
Foreign currency translation adjustment	(35,420)	(1,409)
Unrecognized net pension gains (losses)	(15,610)	(16,663)
Income tax (provision) benefit on derivative instruments	63	63
Income tax (provision) benefit on pension gains (losses)	(2,437)	(2,437)
	$(56,365)	$(20,060)

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,364 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
6.
Debt

Revolving Credit Facility and Term B Loan
We have two credit facilities: a revolving credit facility (the “Revolver”) for short term borrowing, and a term B loan (the “Term B Loan,” and together with the Revolver, the “Credit Facilities”). Borrowings under the Credit Facilities bear interest based on a fluctuating rate equal to the sum of an applicable margin and, at the Company’s election from time to time, either (1) a Eurocurrency rate determined by reference to LIBOR with a term as selected by the Company, of one day or one, two, three or six months (or twelve months or any shorter amount of time if consented to by all of the lenders under the applicable loan), or (2) a base rate determined by reference to the highest of  (a) the rate as publicly announced from time to time by Bank of America as its “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The Revolver has applicable margins equal to 2.50% or 2.75% in the case of LIBOR loans and 1.50% or 1.75% in the case of base rate loans; the applicable margins are based on the First Lien Net Leverage Ratio (as defined in the agreement). The Term B Loan has applicable margins equal to 3.00% in the case of LIBOR loans and 2.00% in the case of base rate loans. The LIBOR rate on the Term B Loan is subject to a floor of 1.00%. The rate of interest on the Term B Loan was 4.00% at March 31, 2015.
As of March 31, 2015, we had no outstanding borrowings under the Revolver and had outstanding letters of credit and other commitments of  $14,393, leaving $85,607 available for future borrowings under this agreement. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are generally less than one year.
The Revolver requires, among other things, the maintenance of a maximum consolidated First Lien Net Leverage Ratio calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement) occur. The permitted maximum ratio is 4.50:1.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for measurement periods through June 30, 2015, and 4.25:1.00 for measurement periods thereafter. As of March 31, 2015, we were in compliance with the covenants of the Credit Facilities.
Long-Term Debt
As of	March 31, 2015	June 30, 2014
Term B loan due April 15, 2021	$287,825	$290,000
Capitalized lease obligations	24	94
	287,849	290,094
Unamortized debt discount	(626)	(703)
	287,223	289,391
Less: current maturities	(2,813)	(2,969)
	$284,410	$286,422

7.
Warrant and Dividends

Class B Common Stock Warrant
On August 1, 2014, a common stock purchase warrant for the purchase of 387 shares of Class B common stock, held by BFI Co., LLC (“BFI”), was automatically exercised at the exercise price of  $11.83 per share on a cashless basis, resulting in a net issuance of 164 shares of Class B common stock to BFI.
Dividends
In September 2014, December 2014 and February 2015, we paid $0.10 per share quarterly dividends to holders of our Class A and Class B common stock. We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
8.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined within the plan.
The following table details the net periodic pension expense:
	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
Service cost – benefits earned during the period	$739	$535	$2,217	$1,843
Interest cost on benefit obligation	654	532	1,963	1,750
Expected return on plan assets	(707)	(476)	(2,121)	(1,751)
Amortization of net actuarial loss and prior service costs	351	249	1,053	678
Net periodic pension expense	$1,037	$840	$3,112	$2,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.
Income Taxes

For the three and nine months ended March 31, 2015, the Company’s income tax provision is comprised primarily of income taxes relating to profitable foreign jurisdictions. For the nine months ended March 31, 2015, this provision was partially offset by a benefit of  $1,218 recognition of certain previously unrecognized tax benefits. The provision for income taxes on domestic pre-tax income was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance.
We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. We continue to maintain a full valuation allowance against the majority of our deferred tax assets from domestic and certain foreign jurisdictions. We have evaluated the positive and negative evidence relating to the valuation allowances related to certain of these deferred tax assets, and as of March 31, 2015 have determined that we will continue to maintain a full valuation allowance against these deferred tax assets. We will continue to evaluate the necessity of these valuation allowances in future periods, and to the extent that a positive earnings trend continues, a significant portion of these allowances may be released in future periods.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The U.S. Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of a facility in Santa Fe Springs, California, operated by our subsidiary Phibro-Tech, Inc. (“Phibro-Tech”). The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a nearby property owner has filed a complaint in the Superior Court of the State of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for alleged contamination of groundwater underneath its property; a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site; and that same group of companies has served Phibro-Tech with a Notice of Endangerment and Intent to Sue Pursuant to RCRA § 7002(a)(1)(B) seeking to abate alleged imminent and substantial endangerment to health or the environment resulting from the lack of adequate offsite monitoring and groundwater source control associated with former and/or continuing operations at Phibro-Tech’s Santa Fe Springs facility. Due to the ongoing nature of the EPA’s investigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,914 and $7,273 at March 31, 2015, and June 30, 2014, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
Claims and Litigation
PAHC and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities, payment disputes and governmental regulation. Certain of these actions seek damages in various amounts. In many cases, such claims are covered by insurance. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, cash flows or liquidity.
11.
Derivatives

We monitor our exposure to commodity prices, interest rates and foreign currency exchange rates, and use derivatives to manage certain of these risks. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). We record the portion of the changes in the value of the derivative, related to a hedged asset or liability (the effective portion), in accumulated other comprehensive income (loss). As the hedged item is realized, we reverse the gain or loss recorded in accumulated other comprehensive income (loss) to the consolidated statements of operations on the same line where the hedged item is charged when released/sold. We immediately recognize in the consolidated statements of operations in the same line as the hedged item, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion). These derivatives generally have an expiration/maturity of two years or less and are intended to hedge cash flows related to the purchase of inventory.
We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of the assessment, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.
We record derivatives at fair value in the consolidated balance sheets. We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments (Level 2 inputs per ASC 820).
At March 31, 2015, the following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges:
Instrument	Hedge	Notional Amount at March 31, 2015	Fair value as of
			March 31, 2015	June 30, 2014
Options	Brazilian Real calls	R$136,500	$327	$432
Options	Brazilian Real puts	R$(136,500)	$(3,288)	$(46)
The unrecognized gains (losses) at March 31, 2015, are unrealized and will fluctuate relative to the value of future exchange rates until the derivative contracts mature. Of the $(2,961) of unrecognized gain (losses) on derivative instruments included in accumulated other comprehensive income (loss) at March 31, 2015, we anticipate that $(1,800) of the current fair value will be recognized into earnings within the next twelve months. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold.
12.
Fair Value Measurements

In assessing the fair value of financial instruments at March 31, 2015, we used a variety of methods and assumptions which were based on estimates of market conditions and risks existing at the time.
Current Assets and Liabilities
We consider the carrying amounts of current assets and current liabilities, except the current portion of long-term debt, to be representative of their fair value because of the current nature of these items.
Long Term Debt and Other Long Term Liabilities
We estimated the fair value of the Term B Loan based on quoted broker prices (Level 2 inputs per ASC 820). We estimated the fair value of the deferred consideration on acquisition using the income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approach, based on the Company’s current sales forecast related to the acquired business (Level 3 inputs per ASC 820). For the fair value of the derivative instruments, see “Notes to the Consolidated Financial Statements—Derivatives.”
As of	March 31, 2015	June 30, 2014
Fair values
Term B Loan	$285,666	$289,638
Deferred consideration on acquisition	7,360	—
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
	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
Net sales
Animal Health	$117,346	$107,808	$353,356	$316,945
Mineral Nutrition	57,320	49,901	171,509	146,720
Performance Products	12,829	15,558	38,776	44,572
	$187,495	$173,267	$563,641	$508,237
Adjusted EBITDA
Animal Health	$29,629	$25,505	$90,379	$74,134
Mineral Nutrition	3,761	2,807	10,994	8,145
Performance Products	994	906	2,192	3,105
Corporate	(6,888)	(6,774)	(20,583)	(19,032)
	$27,496	$22,444	$82,982	$66,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$27,496	$22,444	$82,982	$66,352
Depreciation and amortization	(5,356)	(5,122)	(15,950)	(15,615)
Interest expense, net	(3,602)	(8,744)	(10,607)	(26,198)
Foreign currency gains (losses), net	4,633	(275)	6,855	(2,088)
Acquisition related accrued compensation	(327)	—	(327)	—
Income before income taxes	$22,844	$8,303	$62,953	$22,451

As of	March 31, 2015	June 30, 2014
Identifiable assets
Animal Health	$351,881	$361,376
Mineral Nutrition	58,887	57,460
Performance Products	21,827	23,429
Corporate	39,743	30,058
	$472,338	$472,323

All goodwill is included in the Animal Health segment. The Animal Health segment includes advances to and investment in equity method investee of  $4,364 and $5,140 as of March 31, 2015, and June 30, 2014, respectively. The Performance Products segment includes an investment in equity method investee of  $451 and $479 as of March 31, 2015, and June 30, 2014, respectively. Corporate includes all cash and cash equivalents.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows and should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. Our actual results of operations may differ materially from those discussed in the forward-looking statements contained herein as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q, including under “Forward-Looking Statements,” and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 18, 2014.
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
Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Nine Months
For the Periods Ended March 31	2015	2014	Change		2015	2014	Change
	(in thousands, except per share)				(in thousands, except per share)
Net sales	$187,495	$173,267	$14,228	8%	$563,641	$508,237	$55,404	11%
Gross profit	59,110	52,842	6,268	12%	175,524	153,510	22,014	14%
Selling, general and administrative expenses	37,297	35,520	1,777	5%	108,819	102,773	6,046	6%
Operating income	21,813	17,322	4,491	26%	66,705	50,737	15,968	31%
Interest expense, net	3,602	8,744	(5,142)	(59)%	10,607	26,198	(15,591)	(60)%
Foreign currency (gains) losses, net	(4,633)	275	(4,908)	*	(6,855)	2,088	(8,943)	*
Income before income taxes	22,844	8,303	14,541	175%	62,953	22,451	40,502	180%
Provision for income taxes	3,419	1,933	1,486	77%	7,642	7,936	(294)	(4)%
Net income	$19,425	$6,370	$13,055	205%	$55,311	$14,515	$40,796	281%
Net income per share
basic	$0.50	$0.21			$1.42	$0.48
diluted	$0.49	$0.21			$1.39	$0.48
Weighted average number of shares outstanding
basic	38,998	30,458			38,951	30,458
diluted	39,919	30,657			39,766	30,525
Ratio to net sales
Gross profit	31.5%	30.5%			31.1%	30.2%
Selling, general and administrative expenses	19.9%	20.5%			19.3%	20.2%
Operating income	11.6%	10.0%			11.8%	10.0%
Income before income taxes	12.2%	4.8%			11.2%	4.4%
Net income	10.4%	3.7%			9.8%	2.9%
Effective tax rate	15.0%	23.3%			12.1%	35.3%

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
	Three Months				Nine Months
For the Periods Ended March 31	2015	2014	Change		2015	2014	Change
	(in thousands)				(in thousands)
Net Sales
MFAs and other	$83,372	$81,399	$1,973	2%	$251,547	$239,413	$12,134	5%
Nutritional specialties	19,826	16,172	3,654	23%	60,129	46,735	13,394	29%
Vaccines	14,148	10,237	3,911	38%	41,680	30,797	10,883	35%
Animal Health	$117,346	$107,808	9,538	9%	$353,356	$316,945	36,411	11%
Mineral Nutrition	57,320	49,901	7,419	15%	171,509	146,720	24,789	17%
Performance Products	12,829	15,558	(2,729)	(18)%	38,776	44,572	(5,796)	(13)%
Total	$187,495	$173,267	$14,228	8%	$563,641	$508,237	$55,404	11%
Adjusted EBITDA
Animal Health	$29,629	$25,505	$4,124	16%	$90,379	$74,134	$16,245	22%
Mineral Nutrition	3,761	2,807	954	34%	10,994	8,145	2,849	35%
Performance Products	994	906	88	10%	2,192	3,105	(913)	(29)%
Corporate	(6,888)	(6,774)	(114)	*	(20,583)	(19,032)	(1,551)	*
Total	$27,496	$22,444	$5,052	23%	$82,982	$66,352	$16,630	25%
Adjusted EBITDA ratio to segment net sales
Animal Health	25.2%	23.7%			25.6%	23.4%
Mineral Nutrition	6.6%	5.6%			6.4%	5.6%
Performance Products	7.7%	5.8%			5.7%	7.0%
Corporate(1)	(3.7)%	(3.9)%			(3.7)%	(3.7)%
Total(1)	14.7%	13.0%			14.7%	13.1%

(1)
reflects ratio to total net sales

A reconciliation of GAAP net income to Adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2015	2014	Change		2015	2014	Change
	(in thousands)				(in thousands)
Net income	$19,425	$6,370	$13,055	205%	$55,311	$14,515	$40,796	281%
Interest expense, net	3,602	8,744	(5,142)	(59)%	10,607	26,198	(15,591)	(60)%
Provision for income taxes	3,419	1,933	1,486	77%	7,642	7,936	(294)	(4)%
Depreciation and amortization	5,356	5,122	234	5%	15,950	15,615	335	2%
EBITDA	31,802	22,169	9,633	43%	89,510	64,264	25,246	39%
Acquisition related accrued compensation	327	—	327	*	327	—	327	*
Foreign currency (gains) losses, net	(4,633)	275	(4,908)	*	(6,855)	2,088	(8,943)	*
Adjusted EBITDA	$27,496	$22,444	$5,052	23%	$82,982	$66,352	$16,630	25%

Certain amounts and percentages may reflect rounding adjustments
*
Calculation not meaningful

Adjusted net income
We report Adjusted Net Income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.
A reconciliation of GAAP net income to adjusted net income:
	As Reported		Adjustments		Adjusted
For the Three Months Ended March 31	2015	2014	2015	2014	2015	2014
	(in thousands, except per share amounts)
Selling, general and administrative expenses(1)	$37,297	$35,520	$(1,560)	$(1,220)	$35,737	$34,300
Operating income	21,813	17,322	1,560	1,220	23,373	18,542
Interest expense, net(2)	3,602	8,744	(235)	—	3,367	8,744
Foreign currency (gains) losses, net	(4,633)	275	4,633	(275)	—	—
Income before income taxes	22,844	8,303	(2,838)	1,495	20,006	9,798
Provision for income taxes(3)	3,419	1,933	50	(845)	3,469	1,088
Net income	$19,425	$6,370	$(2,888)	$2,340	$16,537	$8,710
Net income per share
basic	$0.50	$0.21	$(0.07)	$0.08	$0.42	$0.29
diluted	$0.49	$0.21	$(0.07)	$0.08	$0.41	$0.28
Weighted average common shares outstanding
basic	38,998	30,458	38,998	30,458	38,998	30,458
diluted	39,919	30,657	39,919	30,657	39,919	30,657
Ratio to net sales
Gross profit	31.5%	30.5%			31.5%	30.5%
Selling, general and administrative expenses	19.9%	20.5%			19.1%	19.8%
Operating income	11.6%	10.0%			12.5%	10.7%
Income before income taxes	12.2%	4.8%			10.7%	5.7%
Net income	10.4%	3.7%			8.8%	5.0%
Effective tax rate	15.0%	23.3%			17.3%	11.1%
	As Reported		Adjustments		Adjusted
For the Nine Months Ended March 31	2015	2014	2015	2014	2015	2014
	(in thousands, except per share amounts)
Selling, general and administrative expenses(4)	$108,819	$102,773	$(3,686)	$(3,810)	$105,133	$98,963
Operating income	66,705	50,737	3,686	3,810	70,391	54,547
Interest expense, net(5)	10,607	26,198	(235)	—	10,372	26,198
Foreign currency (gains) losses, net	(6,855)	2,088	6,855	(2,088)	—	—
Income before income taxes	62,953	22,451	(2,934)	5,898	60,019	28,349
Provision for income taxes(3)	7,642	7,936	1,490	(3,013)	9,132	4,923
Net income	$55,311	$14,515	$(4,424)	$8,911	$50,887	$23,426
Net income per share
basic	$1.42	$0.48	$(0.11)	$0.29	$1.31	$0.77
diluted	$1.39	$0.48	$(0.11)	$0.29	$1.28	$0.77
Weighted average common shares outstanding
basic	38,951	30,458	38,951	30,458	38,951	30,458
diluted	39,766	30,525	39,766	30,525	39,766	30,525
Ratio to net sales
Gross profit	31.1%	30.2%			31.1%	30.2%
Selling, general and administrative expenses	19.3%	20.2%			18.7%	19.5%
Operating income	11.8%	10.0%			12.5%	10.7%
Income before income taxes	11.2%	4.4%			10.6%	5.6%
Net income	9.8%	2.9%			9.0%	4.6%
Effective tax rate	12.1%	35.3%			15.2%	17.4%

(1)
Adjustments to selling, general and administrative expense include acquisition intangible amortization of  $1,233 and $1,202; acquisition related accrued compensation of  $327 and $0; and share based compensation of  $0 and $18 for the three months ended March 31, 2015 and 2014, respectively.

(2)
Adjustments to interest expense, net include acquisition related accrued interest of  $235 and $0 for the three months ended March 31, 2015 and 2014, respectively.

(3)
We adjust the provision for income taxes to reflect cash income taxes paid in the period.

(4)
Adjustments to selling, general and administrative expense include acquisition intangible amortization of  $3,359 and $3,737; acquisition related accrued compensation of  $327 and $0; and share based compensation of  $0 and $73 for the nine months ended March 31, 2015 and 2014, respectively.

(5)
Adjustments to interest expense, net include acquisition related accrued interest of  $235 and $0 for the nine months ended March 31, 2015 and 2014, respectively.

Comparison of three months ended March 31, 2015 and 2014
Net sales
Net sales of  $187.5 million increased $14.2 million, or 8%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to growth in Animal Health and Mineral Nutrition of  $9.5 million and $7.4 million, respectively, offset by declines in Performance Products of $2.7 million.
The consolidated statement of operations for the three months ended March 31, 2015 included $2.0 million of revenue and gross profit related to an existing license agreement with a global animal health company pursuant to which we share the use of our proprietary vaccine delivery technology. We recognized the revenue and profit during the period because certain contractual and regulatory milestones were achieved by the licensee, and we had no performance obligations under the agreement. Excluding the $2.0 million in licensing revenue, net sales growth was $12.2 million, or 7%.
Animal Health
Net sales of  $117.3 million grew $9.5 million, or 9%, primarily due to volume growth. Excluding the $2.0 million in licensing revenue, net sales growth was $7.5 million, or 7%. Medicated Feed Additives (“MFAs”) and other grew $2.0 million, or 2%, primarily due to volume growth in the United States (“U.S.”) and Latin America. Nutritional specialty products grew $3.7 million, or 23%, primarily due to domestic volume growth of products for the dairy industry. Excluding the effect of the $2.0 million in licensing revenue, vaccines grew $1.9 million, or 19%, principally from volume growth in the U.S. and certain international markets. Vaccine revenue included the benefit of sales recognized in connection with the Collaboration and Distribution Agreement with MJ Biologic, Inc. (“MJB”) from the date of that transaction (See “Notes to the Consolidated Financial Statement—MJB Transactions” for additional details).
Mineral Nutrition
Net sales of  $57.3 million increased $7.4 million, or 15%. Increased volumes accounted for nearly all of the sales growth, as current market conditions improved demand for certain trace mineral products. Partially offsetting the sales increase was lower average selling prices due to lower underlying raw material commodity prices.
Performance Products
Net sales of  $12.8 million decreased $2.7 million, or 18%, as a result of lower volumes of personal care ingredients and copper-based products.
Gross profit
Gross profit of  $59.1 million increased $6.3 million, or 12%, to 31.5% of net sales, with most of the improvement coming from Animal Health. Gross profit growth was $4.3 million, or 8%, excluding the effect of the $2.0 million in licensing revenue. Animal Health gross profit increased $3.5 million, excluding the effect of the licensing revenue, due to volume growth and reduced production costs from favorable currency movements. Within Animal Health, MFAs and other contributed $2.2 million of the increase due to volume growth and favorable production costs and nutritional specialty products contributed $1.9 million of the increase primarily due to volume growth and lower unit costs from improved operating efficiencies. Excluding the current period gross profit from the licensing revenue for the vaccine delivery technology, vaccines gross profit decreased $0.7 million principally due to unfavorable product mix. Mineral Nutrition gross profit increased $1.2 million due to higher volumes and lower product costs, partially offset by lower average selling prices. Performance Products gross profit decreased $0.4 million due to lower average selling prices, higher product costs and lower volumes.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of $37.3 million increased $1.8 million, or 5%. Animal Health accounted for $1.8 million of the increase, driven by sales and marketing and development spending. Selling headcount and related marketing support increased to support MFA and vaccine initiatives and the expansion of our products to the dairy industry. Development spending focused on product lifecycle extensions.
Adjusted EBITDA
Adjusted EBITDA of $27.5 million increased $5.1 million, or 23%. Adjusted EBITDA growth was $3.1 million, or 14%, excluding the $2.0 million in licensing revenue. Animal Health adjusted EBITDA increased $2.1 million, or 8%, excluding the effect of the licensing revenue, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $1.0 million, or 34%, due to higher sales volumes and improved operating margins. Performance Products decreased $0.1 million, or 10%, due to lower sales volumes. Corporate expenses increased $0.1 million due to increases in salary and wage-related costs.
Interest expense, net
Interest expense, net, of $3.6 million decreased $5.1 million due to the net result of issuing the revolving credit facility (the “Revolver”) for short term borrowing and a term B loan (the “Term B Loan,” and together with the Revolver, the “Credit Facilities”) in April 2014, retiring the Mayflower Term Loan, the BFI Term Loan and the Domestic Senior Credit Facility in April 2014 and redeeming the 9.25% Senior Notes in May 2014.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended March 31, 2015, amounted to net gains of $4.6 million, as compared to $0.3 million in net losses for the three months ended March 31, 2014. Foreign currency gains in the current period were primarily due to the movement of Brazil, Turkey and Belgium currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision for income taxes
Income tax expense was $3.4 million for the three months ended March 31, 2015. Our effective tax rate for the current quarter was 14.8% as compared 23.3% for the same period last year. For the three months ended March 31, 2015, our consolidated tax provision was primarily comprised of income taxes relating to profitable foreign jurisdictions. The decrease in our effective tax rate in part resulted from positive earnings in our domestic operations during the three months ended March 31, 2015, as compared to negative earnings during the same period last year, which were not subject to income tax due to the utilization of our domestic net operating losses during the quarter.
Comparison of nine months ended March 31, 2015 and 2014
Net sales
Net sales of $563.6 million increased $55.4 million, or 11%, for the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014, due to growth in Animal Health and Mineral Nutrition of $36.4 million and $24.8 million, respectively, offset by declines in Performance Products of $5.8 million.

The consolidated statement of operations for the nine months ended March 31, 2015 included $8.0 million of revenue and gross profit related to an existing license agreement with a global animal health company to share in the use of our proprietary vaccine delivery technology. We recognized the revenue and profit during the period because certain contractual and regulatory milestones were achieved by the licensee, and we had no performance obligations under the agreement. Excluding the $8.0 million in licensing revenue, net sales growth was $47.4 million, or 9%.
Animal Health
Net sales of $353.4 million grew $36.4 million, or 11%, primarily due to volume growth across all product groups. Excluding the $8.0 million in licensing revenue, net sales growth was $28.4 million, or 9%. MFAs and other grew $12.1 million, or 5%, primarily due to volume growth in international markets. Nutritional specialty products grew $13.4 million, or 29%, primarily due to U.S. volume growth of our products for the dairy industry and their introduction in select European countries. Excluding the effect of the $8.0 million in licensing revenue, vaccines grew $2.9 million, or 9%, principally from volume growth and the benefit of sales recognized in connection with the Collaboration and Distribution Agreement with MJB from the date of that transaction (See “Notes to the Consolidated Financial Statement—MJB Transactions” for additional details).
Mineral Nutrition
Net sales of  $171.5 million increased $24.8 million, or 17%. Increased volumes accounted for approximately three quarters of the sales growth, as current market conditions improved demand for certain trace mineral products. The remainder of the sales increase was due to increased average selling prices due to higher underlying raw material commodity prices.
Performance Products
Net sales of  $38.8 million decreased $5.8 million, or 13%, due to lower volumes of copper-based products, as well as lower average selling prices and lower volumes in personal care products. Net sales also declined due to lower average selling prices related to reduced underlying raw material commodity prices.
Gross profit
Gross profit of  $175.5 million increased $22.0 million, or 14%, to 31.1% of net sales, with most of the improvement coming from Animal Health. Gross profit growth was $14.0 million, or 9%, excluding the effect of the $8.0 million in licensing revenue. Animal Health gross profit increased $12.3 million, excluding the effect of the licensing revenue, due to volume growth and reduced production costs from favorable currency movements. Within Animal Health, MFAs and other contributed $5.5 million of the increase due to volume growth, nutritional specialty products contributed $7.7 million of the increase primarily due to volume growth, higher average selling prices and lower unit costs from improved operating efficiencies and, excluding the gross profit from the licensing revenue for the vaccine delivery technology, vaccines gross profit decreased $1.0 million principally due to unfavorable product mix. Mineral Nutrition gross profit increased $3.1 million due to higher average selling prices and higher volumes, partially offset by higher product costs. Performance Products gross profit decreased $1.4 million due to lower average selling prices and lower volumes, partially offset by lower product costs.
Selling, general and administrative expenses
SG&A expenses of $108.8 million increased $6.0 million, or 6%. Animal Health accounted for $4.7 million of the increase, driven by sales and marketing and development spending. Selling headcount and related marketing support increased to support MFA and vaccine initiatives and the expansion of our products to the dairy industry. Development spending focused on product lifecycle extensions. Corporate expenses accounted for $1.5 million of the increase due to salary and wage-related costs and professional fees, in part related to the costs of being a public company.
Adjusted EBITDA
Adjusted EBITDA of $83.0 million increased $16.6 million, or 25%. Adjusted EBITDA growth was $8.6 million, or 13%, excluding the $8.0 million in licensing revenue. Animal Health adjusted EBITDA increased $8.2 million, or 11%, excluding the effect of the licensing revenue, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $2.8 million, or 35%, due to higher sales volumes and improved operating margins. Performance Products decreased $1.0 million, or 29% due to lower sales volumes. Corporate expenses increased $1.6 million due to increases in salary and wage-related costs and professional fees, in part related to the costs of being a public company.
Interest expense, net
Interest expense, net, of $10.6 million decreased $15.6 million due to the net result of issuing the Credit Facilities in April 2014, retiring the Mayflower Term Loan, the BFI Term Loan and the Domestic Senior Credit Facility in April 2014 and redeeming the 9.25% Senior Notes in May 2014.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the nine months ended March 31, 2015, amounted to net gains of $6.9 million, as compared to $2.1 million in net losses for the nine months ended March 31, 2014. Foreign currency gains in the current period were primarily due to the movement of Brazil, Israel, Turkey and Belgium currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision for income taxes
Income tax expense was $7.6 million for the nine months ended March 31, 2015. The effective tax rate was 12.1% for the current year compared to 35.3% for the previous year. The decrease in our effective tax rate during the period was primarily due to a difference in the geographic mix of our earnings during the nine months ended March 31, 2015, as compared to the same period last year. For the nine months ended March 31, 2015, our consolidated tax provision was primarily comprised of income taxes relating to profitable foreign jurisdictions.
Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Nine Months
For the Period Ended March 31	2015	2014	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$46,842	$16,630	$30,212
Investing activities	(22,105)	(14,138)	(7,967)
Financing activities	(14,434)	(18,540)	4,106
Effect of exchange-rate changes on cash and cash equivalents	(1,320)	(342)	(978)
Net increase/(decrease) in cash and cash equivalents	$8,983	$(16,390)	$25,373

Net cash provided (used) by operating activities was comprised of:
	Nine Months
For the Period Ended March 31	2015	2014	Change
	(in thousands)
Adjusted EBITDA	$82,982	$66,352	$16,630
Interest paid	(9,757)	(32,088)	22,331
Income taxes paid	(9,132)	(4,923)	(4,209)
Changes in operating assets and liabilities and other items	(17,251)	(12,711)	(4,540)
Net cash provided (used) by operating activities	$46,842	$16,630	$30,212

Certain amounts may reflect rounding adjustments.
Operating activities
For the nine months ended March 31, 2015, net cash provided by operating activities was $46.8 million, primarily attributable to operating profit of  $66.7 million. Accounts receivable used $6.9 million of cash due to sales growth. Increased inventories used $6.7 million of cash due to timing of purchases and production. Accrued expenses used $5.7 million of cash, including $5.3 million paid to customers related to damages to their poultry resulting from the use of one of our products in fiscal year 2010.
Investing activities
For the nine months ended March 31, 2015, net cash used in investing activities was $22.1 million. Capital expenditures accounted for $13.1 million of the cash used as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. As part of the MJB transaction, the Company made a $5.0 million upfront payment, and a $5.0 million loan. Partially offsetting the cash used was a $0.6 million repayment of advances by an equity method investee.
Financing activities
For the nine months ended March 31, 2015, net cash used by financing activities was $14.4 million. We paid $11.7 million in dividends to holders of our Class A and Class B common stock. In addition, we made $2.2 million in scheduled payments on our Term B Loan.
Liquidity and capital resources
We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolver and foreign credit lines, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Revolver and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that the challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing.
As of	March 31, 2015	June 30, 2014	Change
	(in thousands)
Cash and cash equivalents	$20,804	$11,821	$8,983
Working capital	176,577	177,999	(1,422)
Ratio of current assets to current liabilities	2.72:1	2.63:1

We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At March 31, 2015, we had no outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $14.4 million, leaving $85.6 million available for borrowings and letters of credit. In addition, we had availability totaling $15.0 million under our Israeli loan agreements.
We intend to pay quarterly dividends of $0.10 per share, representing $15.6 million annually, on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid quarterly cash dividends of $0.10 per share, during the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 totaling $11.7 million, on our Class A common stock and Class B common stock.
On May 11, 2015, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of June 3, 2015, payable on June 24, 2015.
At March 31, 2015, our cash and cash equivalents included $16.7 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Contractual obligations
As of the balance sheet date, see “Notes to the Consolidated Financial Statement—MJB Transactions” for changes in payments due under contractual obligations.
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to the our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of March 31, 2015, there have been no material changes to any of the critical accounting policies contained therein.
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
Item 3.
Quantitative and Qualitative Disclosures about Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. We use, from time to time, foreign currency contracts as a means of hedging exposure to foreign currency risks. We also utilize, on a limited basis, certain commodity derivatives, primarily on copper used in manufacturing processes, to hedge the cost of anticipated purchase or supply requirements. We do not utilize derivative instruments for trading or speculative purposes. We do not hedge our exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values. We monitor the financial stability and credit standing of our major counterparties.
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
Item 4.
Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in “Controls and Procedures” in the Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the controls and procedures we will design and put in place to address the weaknesses described in “—Evaluation of disclosure controls and procedures” and plan to implement appropriate measures as part of this effort. The measures may include additional staffing and other resources to strengthen internal controls and financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.
Defaults Upon Senior Securities

None.
Item 4.
Mine Safety Disclosures

None.
Item 5.
Other Information

None.
Item 6.
Exhibits

Exhibit 10.33* Intellectual Property Purchase Agreement dated January 20, 2015 by and between MJ Biologics, Inc. and Phibro Animal Health Corporation
Exhibit 31.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1** Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2** Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS*** XBRL Instance Document
Exhibit 101.SCH*** XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL*** XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF*** XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB*** XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE*** XBRL Taxonomy Extension Presentation Linkbase Document

*
Confidential treatment of certain provisions of these exhibits has been requested with the Securities and Exchange Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

**
This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

***
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
Phibro Animal Health Corporation
May 11, 2015	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
May 11, 2015	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer