Form 10-Q/A
period 2015-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2015-09-04
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed as an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, which was filed with the Securities and Exchange Commission on May 11, 2015. The purpose of the amendment is to restate the consolidated financial statements for the three and nine months ended March 31, 2015 to correct errors in accounting for income taxes arising from long-term intercompany investments. Management has determined that the restatement described in Note 2 to the consolidated financial statements was an additional effect of the material weakness relating to the accounting for and disclosures of technical accounting matters as described in “Controls and Procedures” of this Form 10-Q/A. We have also made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the corrections. This Amendment No. 1 also presents the effects of the corrections for the three months ended September 30, 2014, and the three and six months ended December 31, 2014, related to the same errors in accounting for income taxes arising from long-term intercompany investments. See Note 2 to the consolidated financial statements for the effects of the corrections.
The corrections did not affect revenues, operating expenses or cash flows and did not affect non-GAAP financial measures of adjusted EBITDA, adjusted net income or adjusted net income per share.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” in this Amendment No. 1 for a description of non-GAAP financial measures. Adjusted net income per share is derived by dividing adjusted net income by the weighted average number of common shares outstanding during the period.
This Form 10-Q/A speaks as of the filing date of the original Form 10-Q, and it does not reflect events occurring after the filing of the original 10-Q, nor does it modify or update those disclosures presented therein, except with regard to the modifications described above.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
	(Restated)		(Restated)
	(unaudited) (in thousands, except per share amounts)
Net sales	$187,495	$173,267	$563,641	$508,237
Cost of goods sold	128,385	120,425	388,117	354,727
Gross profit	59,110	52,842	175,524	153,510
Selling, general and administrative expenses	37,297	35,520	108,819	102,773
Operating income	21,813	17,322	66,705	50,737
Interest expense	3,662	7,805	10,764	23,362
Interest expense, stockholders	—	1,005	—	3,014
Interest (income)	(60)	(66)	(157)	(178)
Foreign currency (gains) losses, net	(4,633)	275	(6,855)	2,088
Income before income taxes	22,844	8,303	62,953	22,451
Provision for income taxes	6,148	1,933	13,077	7,936
Net income	$16,696	$6,370	$49,876	$14,515
Net income per share:
basic	$0.43	$0.21	$1.28	$0.48
diluted	$0.42	$0.21	$1.25	$0.48
Weighted average common shares outstanding:
basic	38,998	30,458	38,951	30,458
diluted	39,919	30,657	39,766	30,525
Dividends per share	$0.10	$0.82	$0.30	$0.82
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
	(Restated)		(Restated)
	(unaudited) (in thousands)
Net income	$16,696	$6,370	$49,876	$14,515
Fair value of derivative instruments	(2,624)	572	(3,347)	709
Foreign currency translation adjustment	(16,673)	2,373	(34,011)	(762)
Unrecognized net pension gains (losses)	351	249	1,053	678
(Provision) benefit for income taxes	2,729	221	5,435	—
Other comprehensive income (loss)	(16,217)	3,415	(30,870)	625
Comprehensive income (loss)	$479	$9,785	$19,006	$15,140

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	March 31, 2015	June 30, 2014
	(Restated)
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$20,804	$11,821
Accounts receivable, net	115,152	113,858
Inventories, net	136,368	143,184
Prepaid expenses and other current assets	27,728	30,426
Total current assets	300,052	299,289
Property, plant and equipment, net	99,041	109,159
Intangibles, net	38,756	29,803
Other assets	34,489	34,072
Total assets	$472,338	$472,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,813	$2,969
Accounts payable	56,920	59,608
Accrued expenses and other current liabilities	45,751	49,861
Total current liabilities	105,484	112,438
Long-term debt	284,410	286,422
Other liabilities	59,365	58,314
Total liabilities	449,259	457,174
Commitments and contingencies (Note 11)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 17,495,083 and 17,442,953 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively; 30,000,000 Class B shares authorized, 21,512,275 and 21,348,600 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	4	4
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	121,377	132,453
Accumulated deficit	(47,372)	(97,248)
Accumulated other comprehensive income (loss)	(50,930)	(20,060)
Total stockholders’ equity	23,079	15,149
Total liabilities and stockholders’ equity	$472,338	$472,323

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months
For the Periods Ended March 31	2015	2014
	(Restated)
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$49,876	$14,515
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15,950	15,615
Amortization of deferred financing costs and debt discount	725	1,182
Acquisition related accrued compensation	327	—
Acquisition related accrued interest	235	—
Deferred income taxes	3,331	661
Foreign currency (gains) losses, net	(4,587)	1,550
Other	(40)	(374)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,879)	(8,769)
Inventories, net	(6,733)	(3,802)
Prepaid expenses and other current assets	1,449	(1,168)
Other assets	105	(1,420)
Accounts payable	(1,199)	2,752
Accrued interest	70	(6,893)
Accrued expenses and other liabilities	(5,788)	2,781
Net cash provided (used) by operating activities	46,842	16,630
INVESTING ACTIVITIES
Capital expenditures	(13,103)	(14,248)
Business acquisition	(5,000)	—
Other, net	(4,002)	110
Net cash provided (used) by investing activities	(22,105)	(14,138)
FINANCING ACTIVITIES
Borrowings under the domestic senior and revolving credit facility	2,000	145,000
Repayments of the domestic senior and revolving credit facility	(2,000)	(136,500)
Payments of long-term debt, capital leases and other	(3,358)	(2,040)
Proceeds from new common shares issued	616	—
Dividends paid	(11,692)	(25,000)
Net cash provided (used) by financing activities	(14,434)	(18,540)
Effect of exchange rate changes on cash	(1,320)	(342)
Net increase (decrease) in cash and cash equivalents	8,983	(16,390)
Cash and cash equivalents at beginning of period	11,821	27,369
Cash and cash equivalents at end of period	$20,804	$10,979
Non-cash investing and financing activities
Business acquisition	7,360	—
Capital/leasehold improvements	—	1,315
Capital lease additions	—	29
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
2.
Correction of Interim Consolidated Financial Statements

This Amendment No. 1 corrects our previously issued interim consolidated financial statements for the three and nine months ended March 31, 2015 to correct errors in accounting for income taxes arising from long-term intercompany investments. We incorrectly recorded benefits in the provision for income taxes instead of recording the benefits in other comprehensive income. The correcting adjustments increased the provision for income taxes, reduced net income and increased other comprehensive income. We have restated the three and nine months ended March 31, 2015, because we concluded the corrections were material to the interim consolidated financial statements. This Amendment No. 1 also presents the effects of the corrections on the three months ended September 30, 2014, and the three and six months ended December 31, 2014. We concluded the corrections were not material to those periods. We will revise in future filings the consolidated financial statements for the three months ended September 30, 2014, and the three and six months ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of these corrections on the interim consolidated financial statements were:
	Consolidated statements of operations
	Three Months	Three Months	Three Months	Six Months	Nine Months
For the Periods Ended	September 30, 2014	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015
	(in thousands, except per share amount)
As reported
Provision (benefit) for income taxes	$2,338	$1,885	$3,419	$4,223	$7,642
Net income (loss)	20,481	15,405	19,425	35,886	55,311
Net income (loss) per share – basic	0.53	0.40	0.50	0.92	1.42
Net income (loss) per share – diluted	0.52	0.39	0.49	0.90	1.39
Correction
Provision (benefit) for income taxes	$1,549	$1,157	$2,729	$2,706	$5,435
Net income (loss)	(1,549)	(1,157)	(2,729)	(2,706)	(5,435)
Net income (loss) per share – basic	(0.04)	(0.03)	(0.07)	(0.07)	(0.14)
Net income (loss) per share – diluted	(0.04)	(0.03)	(0.07)	(0.07)	(0.14)
As corrected
Provision (benefit) for income taxes	$3,887	$3,042	$6,148	$6,929	$13,077
Net income (loss)	18,932	14,248	16,696	33,180	49,876
Net income (loss) per share – basic	0.49	0.37	0.43	0.85	1.28
Net income (loss) per share – diluted	0.48	0.36	0.42	0.84	1.25

Certain amounts may reflect rounding adjustments
	Consolidated statements of comprehensive income
	Three Months	Three Months	Three Months	Six Months	Nine Months
For the Periods Ended	September 30, 2014	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015
	(in thousands)
As reported
Net income (loss)	$20,481	$15,405	$19,425	$35,886	$55,311
Other comprehensive income (loss)	(10,124)	(7,235)	(18,946)	(17,359)	(36,305)
Comprehensive income (loss)	10,357	8,170	479	18,527	19,006
Correction
Net income (loss)	$(1,549)	$(1,157)	$(2,729)	$(2,706)	$(5,435)
Other comprehensive income (loss)	1,549	1,157	2,729	2,706	5,435
Comprehensive income (loss)	—	—	—	—	—
As corrected
Net income (loss)	$18,932	$14,248	$16,696	$33,180	$49,876
Other comprehensive income (loss)	(8,575)	(6,078)	(16,217)	(14,653)	(30,870)
Comprehensive income (loss)	10,357	8,170	479	18,527	19,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated balance sheets
As of	September 30, 2014	December 31, 2014	March 31, 2015
	(in thousands)
As reported
Accumulated deficit	$(76,767)	$(61,362)	$(41,937)
Accumulated other comprehensive income (loss)	(30,184)	(37,419)	(56,365)
Total stockholders’ equity	21,610	26,043	23,079
Correction
Accumulated deficit	$(1,549)	$(2,706)	$(5,435)
Accumulated other comprehensive income (loss)	1,549	2,706	5,435
Total stockholders’ equity	—	—	—
As corrected
Accumulated deficit	$(78,316)	$(64,068)	$(47,372)
Accumulated other comprehensive income (loss)	(28,635)	(34,713)	(50,930)
Total stockholders’ equity	21,610	26,043	23,079
	Consolidated statements of cash flows
	Three Months	Six Months	Nine Months
For the Periods Ended	September 30, 2014	December 31, 2014	March 31, 2015
	(in thousands)
As reported
Net income (loss)	$20,481	$35,886	$55,311
Deferred income tax	(1,003)	(2,530)	(2,104)
Net cash provided (used) by operating activities	17,360	25,763	46,842
Correction
Net income (loss)	$(1,549)	$(2,706)	$(5,435)
Deferred income tax	1,549	2,706	5,435
Net cash provided (used) by operating activities	—	—	—
As corrected
Net income (loss)	$18,932	$33,180	$49,876
Deferred income tax	546	176	3,331
Net cash provided (used) by operating activities	17,360	25,763	46,842
3.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
	(Restated)		(Restated)
Net income	$16,696	$6,370	$49,876	$14,515
Weighted average number of shares – basic	38,998	30,458	38,951	30,458
Dilutive effect of stock options and warrant	921	199	815	67
Weighted average number of shares – diluted	39,919	30,657	39,766	30,525
Net income per share:
basic	$0.43	$0.21	$1.28	$0.48
diluted	$0.42	$0.21	$1.25	$0.48
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accepted Accounting Principles (“GAAP”) for loss contingencies. ASU 2014-15 will be effective for annual periods ending after December 15, 2016. Earlier adoption is permitted. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.
ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), eliminates the concept of extraordinary items under current GAAP. As a result, an entity will no longer be required to separately present an extraordinary item on its statement of operations, net of tax, after income from continuing operations or to disclose income taxes and net income per share data applicable to an extraordinary item. ASU 2015-01 retains the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. Retrospective or prospective method of adoption is permitted. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.
4.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
5.
Statements of Operations—Additional Information

	Three Months		Nine Months
For the Periods Ended March 31	2015	2014	2015	2014
Depreciation and amortization
Depreciation of property, plant and equipment	$4,066	$3,920	$12,417	$11,878
Amortization of intangible assets	1,233	1,202	3,359	3,737
Amortization of other assets	57	—	174	—
	$5,356	$5,122	$15,950	$15,615

6.
Balance Sheets—Additional Information

As of	March 31, 2015	June 30, 2014
Inventories
Raw materials	$38,503	$44,306
Work-in-process	7,030	7,518
Finished goods	90,835	91,360
	$136,368	$143,184

As of	March 31, 2015	June 30, 2014
Goodwill roll-forward
Balance at beginning and end of period	$12,613	$12,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	March 31, 2015	June 30, 2014
Accrued expenses and other current liabilities
Employee related accruals	$17,837	$20,813
Commissions and rebates	3,814	2,973
Insurance related	1,287	1,395
Professional fees	4,089	4,229
Deferred consideration on acquisitions	1,518	1,420
Product liability claims	—	5,286
Other accrued liabilities	17,206	13,745
	$45,751	$49,861

As of	March 31, 2015	June 30, 2014
	(Restated)
Accumulated other comprehensive income (loss)
Derivative instruments	$(2,961)	$386
Foreign currency translation adjustment	(35,420)	(1,409)
Unrecognized net pension gains (losses)	(15,610)	(16,663)
Income tax (provision) benefit on derivative instruments	63	63
Income tax (provision) benefit on long-term intercompany investments	5,435	—
Income tax (provision) benefit on pension gains (losses)	(2,437)	(2,437)
	$(50,930)	$(20,060)

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,364 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
7.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Revolver requires, among other things, the maintenance of a maximum consolidated First Lien Net Leverage Ratio calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement) occur. The permitted maximum ratio is 4.50:1.00 for measurement periods through June 30, 2015, and 4.25:1.00 for measurement periods thereafter. As of March 31, 2015, we were in compliance with the covenants of the Credit Facilities.
Long-Term Debt
As of	March 31, 2015	June 30, 2014
Term B loan due April 15, 2021	$287,825	$290,000
Capitalized lease obligations	24	94
	287,849	290,094
Unamortized debt discount	(626)	(703)
	287,223	289,391
Less: current maturities	(2,813)	(2,969)
	$284,410	$286,422

8.
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

10.
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
11.
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
12.
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
Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Nine Months
For the Periods Ended March 31	2015	2014	Change		2015	2014	Change
	(Restated)				(Restated)
	(in thousands, except per share)				(in thousands, except per share)
Net sales	$187,495	$173,267	$14,228	8%	$563,641	$508,237	$55,404	11%
Gross profit	59,110	52,842	6,268	12%	175,524	153,510	22,014	14%
Selling, general and administrative expenses	37,297	35,520	1,777	5%	108,819	102,773	6,046	6%
Operating income	21,813	17,322	4,491	26%	66,705	50,737	15,968	31%
Interest expense, net	3,602	8,744	(5,142)	(59)%	10,607	26,198	(15,591)	(60)%
Foreign currency (gains) losses, net	(4,633)	275	(4,908)	*	(6,855)	2,088	(8,943)	*
Income before income taxes	22,844	8,303	14,541	175%	62,953	22,451	40,502	180%
Provision for income taxes	6,148	1,933	4,215	218%	13,077	7,936	5,141	65%
Net income	$16,696	$6,370	$10,326	162%	$49,876	$14,515	$35,361	244%
Net income per share
basic	$0.43	$0.21			$1.28	$0.48
diluted	$0.42	$0.21			$1.25	$0.48
Weighted average number of shares outstanding
basic	38,998	30,458			38,951	30,458
diluted	39,919	30,657			39,766	30,525
Ratio to net sales
Gross profit	31.5%	30.5%			31.1%	30.2%
Selling, general and administrative expenses	19.9%	20.5%			19.3%	20.2%
Operating income	11.6%	10.0%			11.8%	10.0%
Income before income taxes	12.2%	4.8%			11.2%	4.4%
Net income	8.9%	3.7%			8.8%	2.9%
Effective tax rate	26.9%	23.3%			20.8%	35.3%

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
	Three Months				Nine Months
For the Periods Ended March 31	2015	2014	Change		2015	2014	Change
	(in thousands)				(in thousands)
Net Sales
MFAs and other	$83,372	$81,399	$1,973	2%	$251,547	$239,413	$12,134	5%
Nutritional specialties	19,826	16,172	3,654	23%	60,129	46,735	13,394	29%
Vaccines	14,148	10,237	3,911	38%	41,680	30,797	10,883	35%
Animal Health	$117,346	$107,808	9,538	9%	$353,356	$316,945	36,411	11%
Mineral Nutrition	57,320	49,901	7,419	15%	171,509	146,720	24,789	17%
Performance Products	12,829	15,558	(2,729)	(18)%	38,776	44,572	(5,796)	(13)%
Total	$187,495	$173,267	$14,228	8%	$563,641	$508,237	$55,404	11%
Adjusted EBITDA
Animal Health	$29,629	$25,505	$4,124	16%	$90,379	$74,134	$16,245	22%
Mineral Nutrition	3,761	2,807	954	34%	10,994	8,145	2,849	35%
Performance Products	994	906	88	10%	2,192	3,105	(913)	(29)%
Corporate	(6,888)	(6,774)	(114)	*	(20,583)	(19,032)	(1,551)	*
Total	$27,496	$22,444	$5,052	23%	$82,982	$66,352	$16,630	25%
Adjusted EBITDA ratio to segment net sales
Animal Health	25.2%	23.7%			25.6%	23.4%
Mineral Nutrition	6.6%	5.6%			6.4%	5.6%
Performance Products	7.7%	5.8%			5.7%	7.0%
Corporate(1)	(3.7)%	(3.9)%			(3.7)%	(3.7)%
Total(1)	14.7%	13.0%			14.7%	13.1%

(1)
reflects ratio to total net sales

A reconciliation of GAAP net income to Adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2015	2014	Change		2015	2014	Change
	(Restated)				(Restated)
	(in thousands)				(in thousands)
Net income	$16,696	$6,370	$10,326	162%	$49,876	$14,515	$35,361	244%
Interest expense, net	3,602	8,744	(5,142)	(59)%	10,607	26,198	(15,591)	(60)%
Provision for income taxes	6,148	1,933	4,215	218%	13,077	7,936	5,141	65%
Depreciation and amortization	5,356	5,122	234	5%	15,950	15,615	335	2%
EBITDA	31,802	22,169	9,633	43%	89,510	64,264	25,246	39%
Acquisition related accrued compensation	327	—	327	*	327	—	327	*
Foreign currency (gains) losses, net	(4,633)	275	(4,908)	*	(6,855)	2,088	(8,943)	*
Adjusted EBITDA	$27,496	$22,444	$5,052	23%	$82,982	$66,352	$16,630	25%

Certain amounts and percentages may reflect rounding adjustments
*
Calculation not meaningful

Adjusted net income
We report Adjusted Net Income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.
A reconciliation of GAAP net income to adjusted net income:
	As Reported		Adjustments		Adjusted
For the Three Months Ended March 31	2015	2014	2015	2014	2015	2014
	(Restated)		(Restated)
	(in thousands, except per share amounts)
Selling, general and administrative expenses(1)	$37,297	$35,520	$(1,560)	$(1,220)	$35,737	$34,300
Operating income	21,813	17,322	1,560	1,220	23,373	18,542
Interest expense, net(2)	3,602	8,744	(235)	—	3,367	8,744
Foreign currency (gains) losses, net	(4,633)	275	4,633	(275)	—	—
Income before income taxes	22,844	8,303	(2,838)	1,495	20,006	9,798
Provision for income taxes(3)	6,148	1,933	(2,679)	(845)	3,469	1,088
Net income	$16,696	$6,370	$(159)	$2,340	$16,537	$8,710
Net income per share
basic	$0.43	$0.21	$(0.00)	$0.08	$0.42	$0.29
diluted	$0.42	$0.21	$(0.00)	$0.08	$0.41	$0.28
Weighted average common shares outstanding
basic	38,998	30,458	38,998	30,458	38,998	30,458
diluted	39,919	30,657	39,919	30,657	39,919	30,657
Ratio to net sales
Gross profit	31.5%	30.5%			31.5%	30.5%
Selling, general and administrative expenses	19.9%	20.5%			19.1%	19.8%
Operating income	11.6%	10.0%			12.5%	10.7%
Income before income taxes	12.2%	4.8%			10.7%	5.7%
Net income	8.9%	3.7%			8.8%	5.0%
Effective tax rate	26.9%	23.3%			17.3%	11.1%

Certain amounts and percentages may reflect rounding adjustments
	As Reported		Adjustments		Adjusted
For the Nine Months Ended March 31	2015	2014	2015	2014	2015	2014
	(Restated)		(Restated)
	(in thousands, except per share amounts)
Selling, general and administrative expenses(4)	$108,819	$102,773	$(3,686)	$(3,810)	$105,133	$98,963
Operating income	66,705	50,737	3,686	3,810	70,391	54,547
Interest expense, net(5)	10,607	26,198	(235)	—	10,372	26,198
Foreign currency (gains) losses, net	(6,855)	2,088	6,855	(2,088)	—	—
Income before income taxes	62,953	22,451	(2,934)	5,898	60,019	28,349
Provision for income taxes(3)	13,077	7,936	(3,945)	(3,013)	9,132	4,923
Net income	$49,876	$14,515	$1,011	$8,911	$50,887	$23,426
Net income per share
basic	$1.28	$0.48	$0.03	$0.29	$1.31	$0.77
diluted	$1.25	$0.48	$0.03	$0.29	$1.28	$0.77
Weighted average common shares outstanding
basic	38,951	30,458	38,951	30,458	38,951	30,458
diluted	39,766	30,525	39,766	30,525	39,766	30,525
Ratio to net sales
Gross profit	31.1%	30.2%			31.1%	30.2%
Selling, general and administrative expenses	19.3%	20.2%			18.7%	19.5%
Operating income	11.8%	10.0%			12.5%	10.7%
Income before income taxes	11.2%	4.4%			10.6%	5.6%
Net income	8.8%	2.9%			9.0%	4.6%
Effective tax rate	20.8%	35.3%			15.2%	17.4%

Certain amounts and percentages may reflect rounding adjustments

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
Provision for income taxes
Income tax expense was $6.1 million for the three months ended March 31, 2015. Our effective tax rate was 26.9% for the current quarter and 23.3% for the same quarter last year. Income tax expense for the March 31, 2014 quarter benefited from $1.6 million recognition of certain previously unrecognized tax benefits. Our consolidated provision for income taxes primarily was comprised of income taxes relating to profitable foreign jurisdictions. We continue to maintain a full valuation allowance against domestic net deferred tax assets and, as a result, the provision for income taxes does not include a provision or benefit related to domestic income before income taxes.
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
Provision for income taxes
Income tax expense was $13.1 million for the nine months ended March 31, 2015. Our effective tax rate was 20.8% for the current year-to-date and 35.3% for the same period last year. Income tax expense for the March 31, 2014 year-to-date period included $3.2 million expense for foreign withholding taxes related to repatriation of earnings and benefited from $2.9 million recognition of certain previously unrecognized tax benefits. Our consolidated provision for income taxes primarily was comprised of income taxes relating to profitable foreign jurisdictions. We continue to maintain a full valuation allowance against domestic net deferred tax assets and, as a result, the provision for income taxes does not include a provision or benefit related to domestic income before income taxes.
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
Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In connection with this Quarterly Report on Form 10-Q/A, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting in connection with this Quarterly Report on Form 10-Q/A. We are currently evaluating the controls and procedures we will design and put in place to address the weaknesses described below and plan to implement appropriate measures as part of this effort. The measures may include additional staffing and other resources to strengthen internal controls and financial reporting.
Material Weaknesses in Internal Control over Financial Reporting
As reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, we did not maintain effective controls over financial reporting. Each of the material weaknesses could result in misstatement of accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. The following previously identified control deficiencies continue to represent material weaknesses in our internal controls over financial reporting:
•
We did not maintain effective internal controls to ensure processing and reporting of valid transactions is complete, accurate, and timely. Specifically, we have not designed and implemented formal accounting policies and procedures that define how transactions across the business cycles should be initiated, recorded, processed and reported and appropriately authorized and approved. This material weakness resulted in audit adjustments with respect to the consolidated financial statements for the year ended June 30, 2014.

•
We did not maintain effective internal controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This material weakness resulted in in audit adjustments with respect to the consolidated financial statements for the year ended June 30, 2014 and, as described in Note 2 to the consolidated financial statements, also resulted in the restatement of the consolidated financial statements for the quarterly period ended March 31, 2015.

•
We did not maintain effective internal control that restricts access to key financial systems and records to appropriate users and ensures that appropriate segregation of duties is maintained. Certain personnel had access to financial application, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This control deficiency affects substantially all financial statement accounts.

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
Exhibit 101.CAL*** XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF*** XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB*** XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE*** XBRL Taxonomy Extension Presentation Linkbase Document

*
Confidential treatment of certain provisions of these exhibits has been requested with the Securities and Exchange Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission. This exhibit was previously filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, which was filed with the Securities and Exchange Commission on May 11, 2015.
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
Phibro Animal Health Corporation
September 4, 2015	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
September 4, 2015	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer