Form 10-K
period 2015-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2015-09-10
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015
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
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $550,748,568 as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the NASDAQ Stock Market. The registrant has no non-voting common stock.
As of September 2, 2015, there were 17,952,757 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 21,149,811 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on November 9, 2015 (hereinafter referred to as the “2015 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2015.

PHIBRO ANIMAL HEALTH CORPORATION

Forward-Looking Statements
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
Pursuant to Section 102 of the JOBS Act, our 2015 Proxy Statement will provide reduced executive compensation disclosure.
We could remain an emerging growth company until the earliest of  (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, or (d) June 2019, which is the end of the fiscal year following the fifth anniversary of our initial public offering.
Market, Ranking and Other Industry Data
Unless otherwise indicated, information contained in this report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on management estimates and on information from Vetnosis Limited (“Vetnosis”), a research and consulting firm specializing in global animal health and veterinary medicine. The Vetnosis information cited in this document was not prepared by Vetnosis on our behalf. Management estimates are derived from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. We believe these estimates are reasonable as of the date of this report, or if an earlier date is specified, as of such earlier date. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information is subject to change and cannot always be verified due to limits on the availability and reliability of independent sources, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, purchasing patterns and consumer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth in this report, and estimates and beliefs based on such data, may not be reliable.
Trademarks, Service Marks and Trade Names
The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: Stafac®; Eskalin™; V-Max®; Terramycin®; Neo-Terramycin®; Neo-TM™; TM-50®; TM-100™; Mecadox®; Nicarb®; Boviprol™; Bloat Guard®; Aviax®; Aviax II™; Aviax Plus™; Coxistac™; Posistac™; Banminth®; Cerditac™; Cerdimix™; Rumatel®; OmniGen-AF®; Animate®; Procreatin 7®; Magni-Phi®; Chromax®; Provia 6086™; SRP®; Safmannan®; Biosaf®; AB20®; Lactrol®; MJPRRS®; and TAbic®.

PART I
Item 1.   Business
Overview
Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We are committed to providing livestock producers with value-based products and solutions to help them maintain and enhance the health and productivity of their animals and meet the growing demand for animal protein. Our sales, marketing and technical support organization of approximately 275 employees sells more than 1,400 product presentations in over 65 countries to approximately 2,900 customers. We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. We sell animal health and mineral nutrition products either directly to integrated poultry, swine, and cattle integrators or through commercial animal feed manufacturers, wholesalers and distributors.
Our products include:
•
Animal health products such as antibacterials, anticoccidials and vaccines, which help prevent and manage infectious disease in livestock and therefore improve food safety, and nutritional specialty products, which enhance nutrition to help improve health and performance.

•
Mineral nutrition products that fortify the animal’s diet and help maintain optimal health.

We have focused our efforts in regions where the majority of livestock production is consolidated in large commercial farms such as the United States, Brazil, China, Russia, Mexico, Australia, Turkey, Israel, Canada and Europe, and we believe we are well positioned to further accelerate our growth with our established network of sales, marketing and distribution professionals in emerging markets in Latin America, Asia Pacific, Europe and Africa.
In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries. We sell performance products directly to customers in the aforementioned industries.
Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “the Company,” “Phibro,” “PAHC” and similar expression refer to Phibro Animal Health Corporation and its subsidiaries. We completed our initial public offering (“IPO”) on April 16, 2014. Our Class A common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange.
Business Segments
We manage our business in three segments—Animal Health, Mineral Nutrition and Performance Products—each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:
	Segments			Change				Percentage of total
For the Years Ended June 30	2015	2014	2013	2015 / 2014		2014 / 2013		2015	2014	2013
	($ in millions)
Animal Health	$471	$431	$385	$40	9%	$46	12%	63%	62%	59%
Mineral Nutrition	227	202	203	26	13%	(2)	(1)%	30%	29%	31%
Performance Products	51	59	65	(9)	(14)%	(6)	(9)%	7%	9%	10%
Total	$749	$692	$653	$57	8%	$39	6%

	Species			Change				Percentage of total
For the Years Ended June 30	2015	2014	2013	2015 / 2014		2014 / 2013		2015	2014	2013
	($ in millions)
Poultry	$283	$284	$261	$(1)	(0)%	$23	9%	38%	41%	40%
Swine	93	90	91	3	3%	(1)	(1)%	12%	13%	14%
Dairy	131	120	102	11	9%	18	18%	17%	17%	16%
Cattle	118	83	75	35	42%	8	11%	16%	12%	11%
Other(1)	124	115	124	9	8%	(9)	(7)%	17%	17%	19%
Total	$749	$692	$653	$57	8%	$39	6%

	Regions(2)			Change				Percentage of total
For the Years Ended June 30	2015	2014	2013	2015 / 2014		2014 / 2013		2015	2014	2013
	($ in millions)
U.S. & Canada	$483	$445	$437	$38	9%	$8	2%	65%	64%	67%
Brazil and Latin America	107	92	73	15	17%	19	26%	14%	13%	11%
China & Asia Pacific	61	62	53	(1)	(1)%	9	17%	8%	9%	8%
Israel & Other	97	93	90	4	4%	3	3%	13%	13%	14%
Total	$749	$692	$653	$57	8%	$39	6%

(1)
Other includes the Performance Products segment, Mineral Nutrition sales to pet food and fertilizer manufacturers and sales to the ethanol industry

(2)
Net Sales by region are based on country of destination

Certain amounts and percentages may reflect rounding adjustments.
Adjusted EBITDA by segment was:
	Adjusted EBITDA			Change				Percentage of total(1)
For the Year Ended June 30	2015	2014	2013	2015 / 2014		2014 / 2013		2015	2014	2013
	($ in millions)
Animal Health	$120	$100	$83	$20	20%	$17	21%	88%	86%	85%
Mineral Nutrition	14	12	12	3	24%	(0)	(4)%	11%	10%	12%
Performance Products	3	5	3	(2)	(43)%	2	58%	2%	4%	3%
Corporate	(27)	(26)	(22)	(1)	*	(4)	*
Total	$110	$91	$76	$19	21%	$15	20%

(1)
Before unallocated corporate costs

Certain amounts and percentages may reflect rounding adjustments.
Net identifiable assets by segment were:
	Net Identifiable Assets			Change				Percentage of total
As of June 30	2015	2014	2013	2015 / 2014		2014 / 2013		2015	2014	2013
	($ in millions)
Animal Health	$362	$361	$329	$0	0%	$32	10%	73%	77%	69%
Mineral Nutrition	59	58	65	2	3%	(7)	(11)%	12%	12%	14%
Performance Products	22	23	21	(1)	(5)%	2	10%	5%	5%	4%
Corporate	50	30	59	20	67%	(29)	(49)%	10%	6%	12%
Total	$493	$472	$474	$21	4%	$(2)	(0)%

Corporate includes all cash and cash equivalents.
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

Our animal health products help our customers prevent, control and treat diseases and enhance nutrition to help improve health and performance, enabling our customers to more efficiently produce high-quality, wholesome animal protein products for human consumption. We develop, manufacture and market animal health products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. We provide technical and product support directly to our customers to ensure the optimal use of our products. The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and seasons. As a result, we may experience regional and seasonal fluctuations in our animal health segment. Animal Health net sales by product group and regions were:
	Product Groups			Change				Percentage of total
For the Years Ended June 30	2015	2014	2013	2015 / 2014		2014 / 2013		2015	2014	2013
	($ in millions)
MFAs and other	$336	$327	$304	$9	3%	$23	8%	71%	76%	79%
Nutritional specialties	82	63	52	19	30%	11	21%	17%	15%	14%
Vaccines	53	41	29	12	29%	13	44%	11%	10%	7%
Animal Health	$471	$431	$385	$40	9%	$46	12%

	Regions(1)			Change				Percentage of total
For the Years Ended June 30	2015	2014	2013	2015 / 2014		2014 / 2013		2015	2014	2013
	($ in millions)
U.S. & Canada	$219	$195	$184	$24	12%	$11	6%	46%	45%	48%
Brazil & Latin America	99	85	70	14	16%	15	21%	21%	20%	18%
China & Asia Pacific	61	62	53	(1)	(1)%	9	17%	13%	14%	14%
Israel & Other	92	89	78	3	4%	11	14%	20%	21%	20%
Total	$471	$431	$385	$40	9%	$46	12%

(1)
Net Sales by region are based on country of destination

Certain amounts and percentages may reflect rounding adjustments.
MFAs and Other
Our MFAs and other business primarily consists of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and other business primarily consists of the production and sale of antibacterials (including Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (including Nicarb®, Aviax®, Aviax Plus™, Coxistac™ and amprolium). Growth in this business primarily stems from increased penetration into emerging markets. MFAs and other also includes antibacterial products used to control bacterial infections, as well as other processing aids, for the ethanol fermentation industry.
Approximately 50% of our MFAs and other sales in fiscal year 2015 were to the poultry industry, with sales to swine, cattle, dairy and other customers accounting for the remainder. The principal regions we serve include the U.S. and Canada, Brazil and Latin America, China and Asia Pacific, and Israel and other, with the largest region (as measured by net sales) accounting for less than half of total net sales.

Nutritional Specialties
Many of our proprietary nutritional specialty products have been developed through basic research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include OmniGen-AF®, a unique, patented nutritional specialty product that has been shown in several studies to help maintain a cow’s healthy immune system, and Animate®, a unique, patented anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow. We sell OmniGen-AF in the U.S., Canada, Mexico, Brazil, several European countries, Turkey, Israel, Japan and Australia. We have obtained regulatory approval to sell OmniGen-AF in China, and we are in the process of launching the product. We sell Animate in the U.S., Canada and Mexico. We sell Magni-Phi®, a unique proprietary specialty product that has been shown in several studies to help improve immune response in poultry, which may lead to better health and performance, to poultry integrators in the U.S. Our nutritional specialties sales are primarily to the U.S. dairy market, with recent or planned entries into the dairy markets of Europe, Brazil and other Latin American countries, Australia and China.
Vaccines
Our vaccines products are primarily focused on preventing diseases in the poultry and swine industries. We market these products in the United States, China, South East Asia, India, Turkey, East and Central Europe, Africa, Brazil and other Latin American countries and Israel.
In January 2015, we became the exclusive distributor of the MJ Biologics, Inc. (“MJB”) autogenous vaccine against porcine reproductive and respiratory syndrome (“PRRS”) in swine in the U.S. and have agreed with MJB to collaborate on the development of certain other animal vaccines. This represents our first entry into the swine vaccine market. We are also the exclusive distributor of Epitopix’s autogenous vaccines against salmonella and E.coli for chickens in the United States, containing their proprietary SRP® technology, primarily for broiler breeders and table egg laying hens. Our autogenous vaccines allow us to produce custom vaccines for veterinarians that contain antigens specific to each farm, allowing Phibro to provide comprehensive health management solutions to our customers.
We have developed TAbic®, an innovative and proprietary delivery platform for vaccines. TAbic is a patented technology for formulation and delivery of vaccine antigens in effervescent tablets, packaged in sealed aluminum blister packages. The technology replaces the glass bottles that are in common use today, and offers significant advantages including storage requirements, customer handling and disposal.
Mineral Nutrition
Our Mineral Nutrition business manufactures and markets more than 425 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market mineral nutrition products for a broad range of food animals including poultry, swine and beef and dairy cattle. Volume growth in the mineral nutrition sector is primarily driven by livestock production numbers, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary in different seasons of the year and due to extreme changes in weather conditions in a particular region, both of which may cause animal feed consumption to fluctuate. As a result, we may experience regional and seasonal fluctuations in our Mineral Nutrition segment.
Performance Products
Our Performance Products business manufactures and markets a number of specialty ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries, predominantly in the United States.
Our Products
Animal Health
MFAs and Other
The MFA business primarily consists of the production and sale of antibacterials (Stafac, Terramycin, Neo-Terramycin and Mecadox) and anticoccidials (Nicarb, Aviax, Aviax Plus, Coxistac and amprolium).

Antibacterials and Anticoccidials
We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals and increased feed conversion efficiency, which are proven drivers of profitability for animal producers. The table below presents our core MFA products:
Product	Active Ingredient	Market Entry of Active Ingredient	Description
Terramycin®/TM-50®/TM-100™	oxytetracycline	1951	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock
Mecadox®	carbadox	1972	Antibacterial for swine to control salmonellosis and dysentery
Stafac®/Eskalin™/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac™/Posistac™	salinomycin	1979	Anticoccidial for poultry and cattle; disease preventative in swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerditac™/Cerdimix™	oxibendazole	1982	Anthelmintic for livestock
Aviax®/Aviax II™	semduramicin	1995	Anticoccidial for poultry
Neo-Terramycin®/Neo-TM™	oxytetracycline + neomycin	1999	Combination of two antibacterials with multiple applications for a wide number of species
Aviax Plus™	semduramicin + nicarbazin	2010	Anticoccidial for poultry
Antibacterials are biological or chemical products used in the animal health industry to treat or to prevent diseases, thereby promoting more efficient livestock growth. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent and treat disease in livestock, which leads to improved overall health of the animals and more efficient feed conversion. Our antibacterial products include:
•
Oxytetracycline and Neomycin. Terramycin utilizes the active ingredient oxytetracycline and Neo-Terramycin combines the active ingredients neomycin and oxytetracycline to prevent and treat a wide range of diseases in chickens, turkeys, cattle, swine and aquaculture. We sell Terramycin and/or Neo-Terramycin products primarily in the United States, Latin America, Mexico and Asia to livestock and aquaculture producers, feed companies and distributors.

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
•
Carbadox. We market carbadox under the brand name Mecadox for use in swine feeds to control swine salmonellosis and swine dysentery and, as a result, improve animal health and performance. Mecadox is sold primarily in the United States to feed companies and large integrated swine producers.

Anticoccidials are produced through fermentation and chemical synthesis, and are primarily used to prevent and control the disease coccidiosis in poultry and cattle, thereby promoting more efficient livestock growth. Coccidiosis is a disease of the digestive tract that has considerable health consequences to livestock and, as a result, is of great concern to livestock producers. We sell our anticoccidials primarily to integrated poultry producers and feed companies in North America, Latin America and Asia, and to international animal health companies. Our anticoccidial products include:
•
Nicarbazin. We produce and market nicarbazin under the trademark Nicarb and as an active pharmaceutical ingredient. Nicarbazin is a broad-spectrum anticoccidial used for coccidiosis prevention in chickens.

•
Amprolium. We produce and market amprolium as an active pharmaceutical ingredient. We also have received U.S. Food and Drug Administration (“FDA”) approval to sell amprolium as Boviprol™ 9.6% Oral Solution to cattle and calves.

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

Anthelmintics are used to treat infestations of parasitic intestinal worms. Our anthelmintic products include Rumatel® and Banminth®, which are both marketed to control major internal nematode parasites in beef and dairy cattle and swine.
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
Product	Market Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality and effectiveness
Chromax®	1992	Source of organic chromium used to optimize swine production through reproductive efficiency
Biosaf®	1997	Heat stable live-cell yeast that optimize production efficiency
Procreatin 7®	1997	Live-cell yeast product for ruminant nutrition
Animate®	1999	Maintains proper blood calcium levels in dairy cows during critical transition period
Safmannan®	2000	Yeast cell wall components that optimize production efficiency
OmniGen-AF®	2004	Optimizes immune status in dairy cows

Product	Market Entry	Description
Provia 6086™	2013	Direct fed microbial for all classes of livestock
Magni-Phi®	2015	Proprietary blend that improves immune response to enhance absorption and utilization of nutrients for poultry
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
Magni-Phi is a proprietary blend of saponins, triterpenoids and polyphenols that improves immune response to enhance the absorption and utilization of nutrients for poultry.
Our other nutritional specialty products include Provia 6086™, a direct fed microbial, and Safmannan® and Biosaf®, yeast cell wall and protected live-cell yeast components, respectively, that optimize production efficiency. We offer yeast culture products for all species of livestock.
Nutritional specialty products are marketed to livestock producers by working through key influencers, such as animal nutritionists and veterinarians.
Vaccines
We develop, manufacture and market vaccines primarily for poultry in China, South East Asia, India, Turkey, East and Central Europe, East Africa, South Africa, Brazil and other Latin American countries and Israel. In addition, we distribute certain autogenous vaccines for chickens and swine in the United States. We produce vaccines that protect animals from both viral and bacterial disease challenges.
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
The M.B. strain of Gumboro vaccine is an intermediate virulence live vaccine strain used for the prevention of Infectious Bursal Disease in poultry. The intermediate strain was developed to provide protection against the new field epidemic virus, which is more virulent than those previously encountered.
The V.H. strain of Newcastle disease vaccine is a pathogenic strain and is effective when applied by aerosol, coarse spray, drinking water or eye-drops. It has been used successfully under various management and climate conditions in many breeds of poultry.

In the United States, we also distribute autogenous vaccines for chickens produced using Epitopix’s proprietary SRP vaccine technology. Several clinical challenge studies with Salmonella and E. coli bacteria (which are a focus of food safety) have been completed using SRP technology.
We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines, such as the recombinant VP2 and EDS vaccines, being sold as monovalent vaccines or in combinations with other antigens.
MJPRRS®, an autogenous vaccine for swine, is administered to pregnant sows to protect their offspring from PRRS in the U.S. This vaccine includes multiple PRRS isolates representing different groups of PRRS viruses.
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
Trace minerals’ costs fluctuate with commodity markets, and therefore, these products are price-sensitive. Their sale requires a focused effort on cost management, quality control, customer service, pricing and logistics execution to be profitable.
Performance Products
Our Performance Products business manufactures and markets products for use in the personal care, automotive, industrial chemical and chemical catalyst industries. We operate the business through our PhibroChem (a division of PAHC), Ferro Metal and Chemical Corporation Limited and Phibro-Tech, Inc. (“Phibro-Tech”) business units.
Sales and Marketing
Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of approximately 275 employees plus approximately 180 distributors who market our portfolio of more than 1,300 product presentations to animal feed companies, distributors and livestock producers in over 65 countries.
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
Product Registrations, Patents and Trademarks
We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it is intended to provide us with low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, more than 170 patents or pending applications in more than 40 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.
We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is controlled by regulatory authorities that are specific to each country (e.g., the FDA in the United States, Health Canada in Canada and EFSA/EMA in Europe). Because they regulate the safety and wholesomeness of the human food supply, their responsibility includes feed additives for animals from which human food products are derived. Each of our medicated products is registered separately in each country where it is sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2015, we had over 750 Animal Health product registrations globally, including 450 MFA registrations and 300 vaccine registrations. Our MFA global registrations included more than 90 registrations for virginiamycin.
Additionally, many of our vaccine products are based on proprietary master seeds, proprietary adjuvant formulations or patented virus grouping technology. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, including by seeking to require our employees, consultants, advisors and partners to enter into confidentiality agreements and other arrangements upon the commencement of their employment or engagement.
We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, more than 1,400 trademark registrations or pending applications globally, identifying goods and services related to our business.
Our technology, brands and other intellectual property are important elements of our business. We rely on patent, trademark, copyright and trade secret laws, as well as non-disclosure agreements to protect our intellectual property rights. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property, as appropriate.
Regulatory
Many of our animal health and mineral nutrition products require licensing by a governmental agency before marketing. To maintain compliance with these regulatory requirements, we have established processes, systems and dedicated resources with end-to-end involvement from product concept to launch and maintenance in the market. Our regulatory function seeks to engage in dialogue with various global agencies regarding their policies that relate to animal health products. For products that are currently subject to formal licensing by government agencies, our business relies on the ongoing approval and/or periodic re-approval of those licenses. Failure to maintain and, where applicable, renew those licenses for any reason including, but not limited to, changing regulations, more stringent technical, legal or regulatory requirements, or failure of the company or its agents to make timely, complete or accurate submissions, could result in suspension or loss of the company’s rights to market its products in one or more countries.
United States
In the United States, governmental oversight of animal nutrition and health products is conducted primarily by the United States Department of Agriculture (“USDA”) and/or the FDA. The United States Environmental Protection Agency (the “EPA”) has jurisdiction over certain products applied topically to animals or to premises to control external parasites and shares regulatory jurisdiction of ethanol manufactured in biofuel manufacturing facilities with the FDA.
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
FDA approval of Type A/B/C Medicated Feed Articles and drugs is based on satisfactory demonstration of safety, efficacy, manufacturing quality standards and appropriate labelling. Efficacy requirements are based on the desired label claim and encompass all species for which label indication is desired. Safety requirements include target animal safety and, in the case of food animals, human food safety (HFS). HFS reviews encompass drug residue levels and the safety of those residue levels. In addition to the safety and efficacy requirements for animal drugs used in food-producing animals, environmental safety must be demonstrated. Depending on the compound, the environmental studies may be quite extensive and expensive. In many instances, the regulatory hurdles for a drug that will be used in food-producing animals are at least as stringent as if not more so than those required for a drug used in humans.
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
In November 2004, the CVM released a draft for comment of its risk assessment of streptogramin resistance for treatment of certain infections in humans attributable to the use of streptogramins in animals (the “risk assessment”). The risk assessment was initiated after approval of a human drug called Synercid® (quinupristin/dalfopristin) for treating vancomycin resistant Enterococcus faecium (VREf), which led to increased attention regarding the use of streptogramins in animals. Synercid and virginiamycin are both members of the streptogramin class of antimicrobial drugs. The risk assessment was unable to produce any firm conclusions as to whether, and, if so, how much, the use of virginiamycin in food animals contributes to the occurrence of streptogramin-resistant infections in humans via a foodborne pathway.
The stated concern underlying the status of virginiamycin as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment of VREf infections in humans. In September 2011, we requested that FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy. In March 2012, the FDA declined our request, citing primarily the need to engage all stakeholders on any possible changes to GFI 152 through the processes mandated by the FDA’s good guidance practices, including issuing guidance revisions in draft and giving the public an opportunity to comment. There can be no assurance that the FDA will in the future agree with our view that removal of the VREf indication for Synercid requires the FDA to remove virginiamycin from the GFI 152 list.
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
In June 2015, the CVM issued final revisions to the existing VFD regulations, which include changes to the control and use of antimicrobial products for use in animal feed. Prior to implementation of the revised VFD regulations, many approved antimicrobial products could be obtained and used without formal veterinary authorization. Under the new VFD regulations, affected antimicrobial products may only be used if authorized by a veterinarian in accordance with the VFD regulations. The current use of our antimicrobial products in the U.S. typically, but not always, involves veterinary oversight. However, the final VFD regulations may impose additional costs on some producers, which may discourage them from using our antimicrobial products. The FDA expects the process for label changes relating to the new GFI 213 to be completed by late 2016.
In the United States, the antibacterial products within our poultry business, the largest portion of our MFAs and other business in this region, as well as our cattle business, have both approved therapeutic and non-therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products in these segments is for therapeutic purposes. We currently generate a portion of our revenues from antibacterial products sold for use in turkeys and swine in the United States where we do not currently have therapeutic claims that match our customers’ usage patterns. We intend to ensure that our antibacterial product offerings are in full alignment with the FDA’s guidance documents within the FDA’s three-year implementation period, and will pursue both new and additional therapeutic claims for these products under the process provided by the FDA. However, there can be no assurance that we will be successful in obtaining such claims. While it is difficult to predict exactly what impact the removal of non-therapeutic claims for our products that are medically important antibacterials will ultimately have on our sales, we estimate that, had we voluntarily decided to withdraw all of our non-therapeutic claims in the United States, and did not add any new therapeutic claims, for our fiscal year ended June 30, 2015, our MFAs and other net sales would have been reduced by approximately $10 to $15 million.
Our carbadox product has been approved for use in food animals for over 40 years. In 1998, following a submission by the drug sponsor, the FDA conducted an evaluation of carbadox and found that it was safe based on the U.S. “sensitivity of the method” policy. Accordingly, the FDA continues to permit the approved use of carbadox. In June 2011, the FDA issued a letter to us requiring us to submit information relevant to the safety evaluation of carbadox. We have participated in a number of meetings with the CVM to discuss the approved conditions of use of carbadox in the United States and address the CVM’s concerns that certain residues may persist in tissues for longer than previously determined. These discussions are ongoing, and we have indicated our willingness to work with the FDA and have undertaken further scientific studies to support the safe use of carbadox. There can be no assurance that the FDA will not seek some other course of action that could result in restriction of sales, or even a total ban on the use, of carbadox in the United States or that the results of any additional work we undertake, or have undertaken, will successfully support the continued market approval of carbadox.
In October 2012, the FDA conducted a cGMP audit of various quality documents and records at our Teaneck, NJ headquarters. At the conclusion of the audit, the FDA issued inspectional observations (Form 483) relating to various analytical test results and practices, expiration dating and reporting requirements regarding specification non-conformance for Stafac 20, one of our product formulations of virginiamycin. The procedures used to generate information and data in our records were consistent with our documented Standard Operating Procedures. We responded to the inspectional observations in writing in December 2012. In May 2013, the FDA sent us a letter indicating they were seeking further explanation and corrective actions regarding the issues raised in the inspectional observations. We provided responses in July and August 2013 outlining changes and providing additional information to address the FDA requests. In December 2013, the FDA replied to our response, noting some changes and proposed refinements to the revised testing procedures for our product, indicating that it would be beneficial for us to engage a third party consultant with cGMP expertise, and indicating that our updated procedures, among additional

cGMP requirements, would be reviewed at the FDA’s next inspection. In February 2015, the FDA conducted an inspection at our Teaneck, NJ headquarters to verify the information provided in our 2013 responses. A Form 483 was issued, which contained one inspectional observation citing two examples of the observed violation. The observation questioned whether or not we are able to confirm that the drug components (of Type A medicated products) remain uniformly dispersed and stable under ordinary conditions of shipment, storage and use. We responded to the inspectional observation in writing in March 2015. This inspectional observation has not impacted our ability to market products in the United States or any other country, and we expect the Form 483 observation will be satisfactorily addressed. While we believe we have taken appropriate actions to address our cGMP program, and are working to implement the FDA’s remaining recommendations promptly, there can be no assurance that the FDA will concur. Failure to comply with cGMP standards could have a financially material impact on our business.
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
A separate E.U. regime applies to feed additives. It provides for a re-registration process for existing additives and this process is still ongoing. For certain types of additives, the authorizations are not generic in nature (so that they can be relied upon by any operator) but are limited to the company that obtained the marketing authorization. They are known as Brand Specific Approvals (“BSAs”). The system is similar to the U.S. system, where regulatory approval is for the formulated product or “brand.”
The European Food Safety Authority (EFSA) is responsible for the E.U. risk assessment regarding food and feed safety. In close collaboration with national authorities and in open consultation with its stakeholders, EFSA provides independent scientific advice and communication on existing and emerging risks. EFSA may issue advice regarding the process of adopting or revising European legislation on food or feed safety, deciding whether to approve regulated substances such as pesticides and food additives, or, developing new regulatory frameworks and policies for instance in the field of nutrition. EFSA aims to provide appropriate, consistent, accurate and timely communications on food safety issues to all stakeholders and the public at large, based on the Authority’s risk assessments and scientific expertise. One of the key areas of concern for the EFSA is the containment of antimicrobial resistance.
A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product that has obtained a BSA and is sold in the European Union. Similarly, a BSA for our semduramicin product, Aviax, was published in 2006 and will require reauthorization in October 2016. We intend to submit a dossier for reauthorization in accordance with the requirements of the EFSA. There can be no guarantee that the submission will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.
Brazil
The Ministry of Agriculture, Livestock Production and Supply (“MAPA”) is the regulatory body in Brazil that is responsible for the regulation and control of pharmaceuticals, biologicals and medicinal feed additives for animal use. MAPA’s regulatory activities are conducted through the Secretary of Agricultural Defense and its Livestock Products Inspection Department. These activities include the inspection and licensing of both manufacturing and commercial establishments for veterinary products, as well as the submission, review and approval of pharmaceuticals, biologicals and medicinal feed additives.

Rest of world
We are also subject to regulatory requirements governing investigation, clinical trials and marketing approval for animal drugs in many other countries in which our products are sold. The regulatory approval process includes similar risks to those associated with FDA and European Commission approvals set forth above.
Global policy and guidance
Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy and manufacturers’ quality procedures (to assure the consistency of the products), as well as company records and reports. With the exception of Australia, Canada, Japan and New Zealand, most other countries’ regulatory agencies will generally refer to the FDA, USDA, European Union and other international animal health entities, including the World Organization for Animal Health, Codex Alimentarius Commission, the recognized international standard-setting body for food (“Codex”), before establishing their own standards and regulations for veterinary pharmaceuticals and vaccines.
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
Advertising and promotion review
Promotion of animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those approved claims and uses that have been reviewed and endorsed by the applicable agency. We conduct a review of promotion material for compliance with the local and regional requirements in the markets where we sell animal health products.
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
In 2008, the FDA announced that the agency required formal review of all additives used in the production of ethanol, including our Lactrol® product (formulated virginiamycin), where the co-products may be used for animal feed. Virginiamycin has been certified by an independent expert panel convened by us as GRAS for use as a processing aid in ethanol production and as related to the use of the resulting distiller’s co-products for animal feed. We believe that this determination satisfies the FDA requirement. However, there can be no assurance we will be successful in maintaining market access for our Lactrol product or other ethanol production additives that we sell.
Competition
We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. Some competitors have greater financial, R&D, production and other resources than we have. Our competitive position is based principally on our product registrations, customer service and support, breadth of product line, product quality, manufacturing technology, facility location, and product prices. We face competition in every market in which we participate. Some of our principal competitors include Bayer AG, Ceva Santé Animale, Boehringer Ingelheim International GMBH, Eli Lilly and Company (Elanco Animal Health), Huvepharma Inc., Lallemand Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Pharmgate LLC, Sanofi S.A. (Merial), Southeastern Minerals, Inc., Virbac and Zoetis Inc. Many of our products face competition from products that may be used as an alternative or substitute.
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
Products Aligned with Need for Increased Protein Production
Increased scarcity of natural resources is increasing the need for efficient production of food animals such as poultry, swine and cattle. Our key animal health products, including our MFAs, vaccines and nutritional specialty products, help prevent and manage disease outbreaks and enhance nutrition to help support natural defenses against diseases. These products are often critical to our customers’ efficient production of healthy animals. Our leading product franchise, Stafac/V-Max/Eskalin, is approved in over 30 countries for use in poultry, swine and cattle and is regarded as one of the leading MFA products for production animals. Similarly, our nutritional product offerings like OmniGen-AF and Animate are used increasingly in the global dairy industry.
Global Presence with Existing Infrastructure in Key High-Growth Markets
We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations, and established sales, marketing and distribution network in over 65 countries, provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Russia and former CIS countries, Mexico, Turkey, Australia, Canada and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 54% of our Animal Health segment revenues for the year ended June 30, 2015.
Leading Positions in High Growth Sub-sectors of the Animal Health Market
We are a global leader in the development, manufacture and commercialization of MFA products for the animal health market. Our sales of MFA products were third largest in the animal health market. According to Vetnosis, MFA products are projected to grow at a compound annual rate of approximately 5.9% between 2014 and 2019. We believe we are well positioned in the fastest growing food animal species segments of the animal health market with significant presence in poultry and swine, which are projected by Vetnosis to grow globally at compound annual rates from 2014 through 2019 of 5.9% and 5.0%, respectively.

Diversified and Complementary Product Portfolio with Strong Brand Name Recognition
We market products across the three largest livestock species (poultry, cattle and swine) and aquaculture and in the major product categories (MFAs, vaccines and nutritional specialty products). We believe our diversity of species and product categories enhances our sales mix and lowers our sales concentration risk. The complementary nature of our Animal Health and Mineral Nutrition portfolio provides us with unique cross-selling opportunities that can be used to gain access to new customers or deepen our relationships with existing customers. We believe we have strong brand name recognition for the Phibro name and for many of our animal health and mineral nutrition products, and we believe Phibro vaccines are recognized as an industry standard in efficacy against highly virulent disease challenges. Our diverse portfolio of products also allows us to address the distinct growing conditions of livestock in different regions.
Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships
Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 275 employees and a broad distribution network, we market our portfolio of more than 1,300 product presentations to livestock producers and veterinarians in over 65 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 130 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.
Experienced, Committed Employees and Management Team
We have a diverse and highly skilled team of animal health professionals, including technical and field service personnel located in key countries throughout the world. These individuals have extensive field experience and are vital to helping us maintain and grow our business. Many of our field team have more than 20 years of experience in the animal health industry and many have been with us for more than 10 years.
We have a strong management team with a proven track record of success at both the corporate and operating levels. The executive management team has diverse backgrounds and an average of approximately 17 years of experience in the animal health industry.
Employees
As of June 30, 2015, we had more than 1,200 employees. Employees at our Guarulhos, Brazil facility are covered by a multi-employer regional industry-specific union. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees are covered by individual employment agreements. We believe our relations with union and non-union employees are good.
Manufacturing
The Animal Health business segment manufactures many products internally and supplements that production with contract manufacturing organizations (“CMOs”) as necessary.
We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial related products at our facilities in Guarulhos, Brazil (virginiamycin and semduramicin) and Braganca Paulista, Brazil (nicarbazin). We manufacture active pharmaceutical ingredients (nicarbazin and amprolium) at our facility in Naot Hovav (formerly Ramat Hovav), Israel. We produce vaccines at our facility in Beit Shemesh, Israel. We produce pharmaceuticals, disinfectants and other animal health products at our facility in Petach Tikva, Israel. We produce certain of our major nutritional specialty and mineral nutrition products at our facilities in Quincy, Illinois, and we produce certain of our mineral nutrition products at our facility in Omaha, Nebraska.

We supplement internal manufacturing and production capabilities with CMOs. We purchase certain active pharmaceutical ingredients for other medicated products from CMOs in China, India and other locations. We then formulate the final dosage form in our facilities and in contract facilities located in the United States, Brazil, Canada, Mexico, Australia, China and Israel.
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
We operate Animal Health R&D at our facilities in: (i) Guarulhos, Brazil; (ii) Beit Shemesh, Israel; (iii) Naot Hovav (formerly Ramat Hovav), Israel; (iv) Quincy, Illinois; (v) Corvallis, Oregon; (vi) Manhattan, Kansas; (vii) St. Paul, Minnesota; and (viii) Mayan Tzvi, Israel.
These facilities provide R&D services relating to: fermentation development and micro-biological strain improvement; vaccine development; chemical synthesis and formulation development; nutritional specialty product development; and ethanol-related products.
Our R&D expenses were $9.5 million, $8.2 million and $6.6 million for fiscal years 2015, 2014 and 2013, respectively.
Environmental, Health and Safety
Our operations and properties are subject to Environmental Laws (as defined below) and regulations. We have incurred, and will continue to incur, expenses to attain and maintain compliance with Environmental Laws. While we believe that our operations are currently in material compliance with Environmental Laws, we have, from time to time, received notices of violation from governmental authorities, and have been involved in civil or criminal action for such violations, including for odor releases in Guarulhos, Brazil. Additionally, at various sites, our subsidiaries are engaged in continuing investigation, remediation and/or monitoring to address contamination associated with historical operations. We maintain accruals for costs and liabilities associated with Environmental Laws, which we currently believe are adequate. In many instances, it is difficult to predict the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred.
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

Environmental Health and Safety Regulations
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
We must also comply with the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and comparable state laws regulating the treatment, storage, disposal, remediation and transportation of solid and hazardous wastes. These laws impose management requirements on generators and transporters of such wastes and on the owners and operators of treatment, storage and disposal facilities. As current or historic recyclers of chemical waste, certain of our subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by environmental regulatory authorities under RCRA. Our subsidiary Phibro-Tech currently has a RCRA operating permit for its Santa Fe Springs, California facility, for which a renewal application is under review. Phibro-Tech initially submitted an application for renewal of its permit for the Santa Fe Springs facility in 1996. The State of California is expected to issue a draft permit in 2016 for public review and comment. In addition, because we or our subsidiaries have closed several facilities that had been the subject of RCRA permits, we or our subsidiaries have been and will be required to investigate and remediate certain environmental contamination conditions at these shutdown plant sites within the requirements of RCRA corrective action programs.
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
Capital Expenditures
We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $4.5 million for fiscal year 2015. We estimate that our capital expenditures for compliance will be $3.1 million and $3.6 million in fiscal years 2016 and 2017, respectively; however, these estimates are subject to change given the uncertainty of future Environmental Laws and the interpretation and enforcement thereof, as further described in this Annual Report on Form 10-K. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.
Contamination and Hazardous Substance Risks
Investigation, Remediation and Monitoring Activities. Certain of PAHC’s subsidiaries that are currently or were historically engaged in recycling and other activities involving hazardous materials have been required to perform site investigations at their active, closed and former facilities and neighboring properties. Contamination of soil, groundwater and other environmental media has been identified or is suspected at several of these locations, including Santa Fe Springs, California; Powder Springs, Georgia; Union, Illinois; Sewaren, New Jersey; Sumter, South Carolina; and Joliet, Illinois, and regulatory authorities have required, and will continue to require, further investigation, corrective action and monitoring over future years. These subsidiaries also have been, and in the future may be, required to undertake additional capital improvements as part of these actions. In addition, RCRA and other applicable statutes and regulations require these subsidiaries to develop closure and post-closure plans for their facilities and in the event of a facility closure, obtain a permit that sets forth a closure plan for investigation, remediation and monitoring and requires post-closure monitoring and maintenance for up to 30 years. We believe we are in material compliance with these requirements and maintain adequate reserves to complete remediation and monitoring obligations at these locations.
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
PRP at Omega Chemical Superfund Site. The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as PRPs due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a nearby property owner has filed a complaint in the Superior Court of the State of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for alleged contamination of groundwater underneath its property, and a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA, RCRA and the common law public nuisance doctrine in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.

Potential Claims. In addition to cleanup obligations, we could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage, which liability may not be covered by insurance.
Environmental Accruals and Financial Assurance. We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $6.8 million and $7.3 million as of June 30, 2015 and 2014, respectively.
In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries have, in most instances, chosen to provide the required financial assurance by means of letters of credit issued pursuant to our revolving credit facility. As of June 30, 2015, the total outstanding balance of letters of credit providing such financial assurance was $9.9 million.
Workplace Health and Safety
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
Where You Can Find More information
We are subject to the information and periodic and current reporting requirements of the Exchange Act and, in accordance therewith, will file periodic and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such periodic and current reports, proxy statements and other information will be available to the public on the SEC’s website at www.sec.gov and through our website at www.pahc.com. You may also read or copy such periodic or current reports, proxy statements and other information the Company files with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information.
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
The issue of the potential transfer of antibacterial resistance from bacteria from food-producing animals to human bacterial pathogens, and the causality and impact of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our medicated feed additives portfolios. In some countries, this issue has led to government restrictions on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed, water, intramammary, topical, injectable or other route of administration). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In December 2013, the FDA announced a plan to phase out over a three-year period the production (non-therapeutic) uses of medically important antibacterials administered in animal feed or water to food producing animals. Medically important antibacterials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) #152. The FDA plan objectives are described in GFI #209 and GFI #213 and provide for the continued use of medically important antibacterials in food-producing animals for treatment, control and prevention of disease (“therapeutic” use) under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. In the United States, the antibacterial products within our poultry business, the largest portion of our MFAs and other business in this region, as well as our cattle business, have both approved therapeutic and non-therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products in these segments is at therapeutic dosage levels. We currently generate a portion of our revenues from antibacterial products sold for use in turkeys and swine in the United States where we do not currently have therapeutic claims that match our customers’ usage patterns. We intend to ensure that our antibacterial product offerings are in full alignment with the FDA’s guidance documents within the FDA’s three-year implementation period, and will pursue both new and additional therapeutic claims for these products with the FDA. However, there can be no assurance that we will be successful in obtaining such claims. While it is difficult to predict exactly what impact the removal of non-therapeutic claims for our products that are medically important antibacterials will ultimately have on our sales, we estimate that, based on our customers’ usage patterns, had we voluntarily decided to withdraw all of our non-therapeutic claims for these products in the United States, and did not add any new therapeutic claims for these products, our MFAs and other net sales would have been reduced by approximately $10 to $15 million for the year ended June 30, 2015.
Our carbadox product has been approved for use in food animals for over 40 years. Certain regulatory bodies have raised concerns about the possible presence of certain residues of our carbadox product in meat from animals that consume the product. The product was banned for use in the European Union in 1998 and has been banned in several other countries outside the United States. In 1998, following a submission by the drug sponsor, the FDA conducted an evaluation of carbadox and found that it was safe based on the U.S. “sensitivity of the method” policy. Accordingly, the FDA continues to permit the approved use of carbadox. However, the FDA has subsequently raised concerns that certain residues from our carbadox product may persist in tissues for longer than previously determined. See “Business— Regulatory.” In July 2014, the Codex adopted risk management advice language for a number of compounds including carbadox. The advice language states “authorities should prevent residues of carbadox in food. This can be accomplished by not using carbadox in food producing animals.” The advice language is to provide advice only and is not binding on individual national authorities, and almost all national authorities already have long-established regulatory standards for carbadox. The advice language may be considered by national authorities in making future risk management determinations. To the extent additional national authorities elect to follow the risk management advice and prohibit the use of carbadox in food-producing animals, those decisions could have an adverse effect on our sales of carbadox in those countries or in countries like the United States that produce meat for export to those countries.
In 2008, the FDA announced that the agency required formal review of all additives used in the production of ethanol, including our Lactrol product (formulated virginiamycin), where the co-products may be used for animal feed. Virginiamycin has been certified by an independent expert panel convened by us as GRAS for use as a processing aid in ethanol production and as related to the use of the resulting distiller’s co-products for animal feed. We believe that this certification satisfies the FDA requirement. However, there can be no assurance we will be successful in maintaining market access for our Lactrol product or other ethanol production additives that we sell.

Our global sales of antibacterials and other related products were approximately $336 million for the year ended June 30, 2015. We cannot predict whether resistance concerns with antibacterials will result in additional restrictions, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.
A material portion of our sales are generated by antibacterials and other related products.
Our medicated products business is comprised of a relatively small number of compounds and accounted for 45% and 47% of net sales for the years ended June 30, 2015 and 2014, respectively. The significant loss of antibacterial or other related product sales for any reason, including competition, product bans or restrictions, public perception or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.
We face competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have.
Many of our products face competition from alternative or substitute products. We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Some competitors have greater financial, R&D, production and other resources than we have. Some of our principal competitors include Bayer AG, Ceva Santé Animale, Boehringer Ingelheim International GmbH, Eli Lilly and Company (Elanco Animal Health), Huvepharma Inc., Lallemand Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Pharmgate LLC, Sanofi S.A. (Merial), Southeastern Minerals, Inc., Virbac and Zoetis Inc. To the extent these companies or new entrants offer comparable animal health, mineral nutrition or performance products at lower prices, our business could be adversely affected. New entrants could substantially reduce our market share or render our products obsolete.
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
There has been substantial publicity regarding H1N1, known as North American (or Swine) Influenza and, previously, H5N1, known as Highly Pathogenic Avian Influenza, in the human population. There have also been concerns relating to E. coli in beef and other food poisoning micro-organisms in meats and other foods. Consumers may associate human health fears with animal diseases, food, food production or food animals whether or not it is scientifically valid, which may have an adverse impact on the demand for animal protein. Occurrences of this type could significantly affect demand for animal protein, which in turn could affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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
Our business depends heavily on a healthy and growing livestock industry. If the public perceives a risk to human health from the consumption of the food derived from animals that utilize our products, there may be a decline in the production of those food products and, in turn, demand for our products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of animal rights, nutrition and health-related or other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations.
Our business may be negatively affected by weather conditions and the availability of natural resources.
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

In addition to approval of the product and its labeling, regulatory authorities typically require approval and periodic inspection of the manufacturing facilities. In order to obtain FDA approval of a new animal health product, we must, among other things, demonstrate to the satisfaction of the FDA that the product is safe and effective for its intended uses and that we are capable of manufacturing the product with procedures that conform to FDA’s current cGMP regulations, which must be followed at all times. Following a cGMP inspection of our Teaneck, New Jersey headquarters in October 2012, the FDA issued inspectional observations (Form 483) relating to various analytical test results and practices, expiration dating and reporting requirements regarding specification non-conformance for Stafac 20, one of our product formulations of virginiamycin. In response to our subsequent submissions, the FDA sent us a letter in May 2013 indicating they were seeking further explanation and corrective actions regarding the issues raised in the inspectional observations, to which we responded. In December 2013, the FDA replied to our response, noting some changes and proposed refinements to the revised testing procedures for our product, indicating that it would be beneficial for us to engage a third party consultant with cGMP expertise, and indicating that our updated procedures, among additional cGMP requirements, would be reviewed at the FDA’s next inspection. In February 2015, the FDA conducted an inspection at our Teaneck, NJ headquarters to verify the information provided in our 2013 response. A Form 483 was issued, which contained one inspectional observation citing two examples of the observed violation. The observation questioned whether or not we are able to confirm that the drug components (of Type A medicated products) remain uniformly dispersed and stable under ordinary conditions of shipment, storage and use. We responded to the inspectional observation in writing in March 2015. This inspectional observation has not impacted our ability to market products in the United States or any other country, and we expect that the inspectional observation will be satisfactorily addressed. However, the FDA may not be satisfied by the responses and actions taken by us in regard to the inspectional observations cited. The FDA has various means of enforcing cGMP requirements, including seizures and injunctions and failure to resolve this cGMP issue could have a financially material impact on our business.
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
We make a majority of our sales to integrated poultry, swine and cattle operations and to a number of regional and national feed companies, distributors, co-ops and blenders. Significant consolidation of our customers may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups potentially could enable such groups to attempt to extract price discounts on our products. Moreover, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenues. Consolidation among our customer base may also lead to reduced demand for our products and replacement of our products by the combined entity with those of our competitors. The result of these developments may have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to risk based on customer exposure to rising costs and reduced customer income.
Livestock producers may experience increased feed, fuel, transportation and other key costs or may experience decreased animal protein prices or sales. Either of these trends could cause deterioration in the financial condition of our livestock producer customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock producer customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products.
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
The market for our products could be impacted negatively by the introduction and/or broad market acceptance of newly developed or alternative products that address the diseases and conditions for which we sell products, including “green” or “holistic” health products or specially bred disease-resistant animals. In addition, technological breakthroughs by others may obviate our technology and reduce or eliminate the market for our products. Introduction or acceptance of such products or technologies could materially adversely affect our business, financial condition and results of operations.
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
The public perception of the safety and efficacy of certain of our animal health products may harm our reputation.
The public perception of the safety and efficacy of certain of our animal health products, whether or not these concerns are scientifically or clinically supported, may lead to product recalls, withdrawals, suspensions or declining sales as well as product liability, and other claims.
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
While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials. Although no single raw material accounted for more than 6% of our cost of goods sold for the year ended June 30, 2015, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages of such raw materials will not occur. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.
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
As of June 30, 2015, we had manufacturing and direct sales operations in 14 countries and sold our products in over 65 countries. Our operations outside the United States accounted for 50% and 53% of our consolidated assets as of June 30, 2015 and 2014, respectively, and 36% and 37% of our consolidated net sales for the years ended June 30, 2015 and 2014, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.
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
Our Israeli manufacturing facilities and local operations accounted for 22% and 21% of our consolidated assets as of June 30, 2015 and 2014, respectively, and 20% and 19% of our consolidated net sales for the years ended June 30, 2015 and 2014, respectively. We maintain manufacturing facilities in Israel, which manufacture:
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
Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israeli companies. We do not believe that the boycott has had a material adverse effect on us, but we cannot provide assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on our operations or expansion of our business. Our business, financial condition and results of operations in Israel may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Israel.
We have manufacturing facilities located in Brazil and a portion of our sales and earnings is attributable to products produced and operations conducted in Brazil.
Our Brazilian manufacturing facilities and local operations accounted for 15% and 19% of our consolidated assets, as of June 30, 2015 and 2014, respectively, and 21% and 22% of our consolidated net sales for the years ended June 30, 2015 and 2014, respectively. We maintain manufacturing facilities in

Brazil, which manufacture virginiamycin, semduramicin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.
Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Brazil.
Certain of our employees are covered by collective bargaining or other labor agreements.
As of June 30, 2015, approximately 195 of our Israeli employees and 387 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to environmental, health and safety laws and regulations, including those governing pollution; protection of the environment; the use, management and release of hazardous materials, substances and wastes; air emissions; greenhouse gas emissions; water use, supply, and discharges; the investigation and remediation of contamination; the manufacture, distribution and sale of regulated materials, including pesticides; the importing, exporting and transportation of products; and the health and safety of our employees and the public (collectively, “Environmental Laws”). See “Business—Environmental, Health and Safety.”
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

We have expended, and may be required to expend in the future, substantial funds for compliance with Environmental Laws. As recyclers of hazardous metal-containing chemical wastes, certain of our subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by environmental regulatory authorities under Environmental Laws, including those relating to the generation, transportation, treatment, storage and disposal of solid and hazardous wastes under the RCRA. In the past, some of our subsidiaries have paid fines and entered into consent orders to address alleged environmental violations. See “Business—Environmental, Health and Safety.” We cannot assure you that our operations or activities or those of certain of our subsidiaries, including with respect to compliance with Environmental Laws, will not result in civil or criminal enforcement actions or private actions, regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial measures or costs, revocation of required Environmental Permits, or fines, penalties or damages, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot predict the extent to which Environmental Laws, and the interpretation or enforcement thereof, may change or become more stringent in the future, each of which may affect the market for our products or give rise to additional capital expenditures, compliance costs or liabilities that could be material.
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
We have been and may continue to be subject to claims of injury from direct exposure to certain of our products that constitute or contain hazardous substances and from indirect exposure when such substances are incorporated into other companies’ products.
Because certain of our products constitute or contain hazardous substances, and because the production of certain chemicals involves the use, handling, processing, storage and transportation of hazardous substances, from time to time we are subject to claims of injury from direct exposure to such substances and from indirect exposure when such substances are incorporated into other companies’ products. There can be no assurance that as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such substances. We are also party to a number of claims and lawsuits arising out of the normal course of business, including product liability claims and allegations of violations of governmental regulations, and face present and future claims with respect to workplace exposure, workers’ compensation and other matters. In most cases, such claims are covered by insurance and, where applicable, workers’ compensation insurance, subject to policy limits and exclusions; however, our insurance coverage, to the extent available, may not be adequate to protect us from all liabilities that we might incur in connection with the manufacture, sale and use of our products. Insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim or series of claims brought against us in excess of our insurance coverage could have a materially adverse effect on our business, financial condition and results of operations. In addition, any claims, even if not ultimately successful, could adversely affect the marketplace’s acceptance of our products.
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
Our competitive position is also dependent upon unpatented trade secrets, which generally may be difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or may otherwise gain access to our trade secrets, trade secrets may be disclosed or we may not be able to protect our rights to unpatented trade secrets.
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
As of June 30, 2015, we had $287.1 million aggregate outstanding indebtedness (reflects the principal amount of our Term B loan and capitalized lease obligations), $3.0 million outstanding borrowings under our revolving credit facility (together with the Term B loan, the “Credit Facilities”) and

$14.0 million of outstanding letters of credit. Subject to restrictions in our Credit Facilities, we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.
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
We are a party to certain contractual arrangements that are subject to change of control provisions. In this context, “change of control” is generally defined as including (a) any person or group, other than Mr. Jack C. Bendheim and his family and affiliates (the current holders of approximately 92.2% of the combined voting power of all classes of our outstanding common stock), becoming the beneficial owner of more than 50% of the total voting power of our stock, and (b) a change in any twelve month period in the majority of the members of the Board that is not approved by Mr. Bendheim and/or his family and affiliates or by the majority of directors in office at the start of such period.
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
We rely on various information systems to manage our operations, and we increasingly depend on third parties and applications on virtualized, or “cloud,” infrastructure to operate and support our information technology systems. These third parties include large established vendors as well as small, privately owned companies. Failure by these providers to adequately service our operations or a change in control or insolvency of these providers could have an adverse effect on our business, which in turn may materially adversely affect our business, financial condition or results of operations.
We may be required to write down goodwill or identifiable intangible assets.
Under GAAP, if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2015, we had goodwill of  $12.6 million and identifiable intangible assets, less accumulated amortization, of  $37.3 million. Identifiable intangible assets consist primarily of developed technology rights and patents, customer relationships, distribution agreements and trade names and trademarks.
Determining whether an impairment exists and the amount of the potential impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management’s valuation of goodwill or an intangible asset in a short amount of time. The timing and amount of impairment charges recorded in our consolidated statements of operations and write-downs recorded in our consolidated balance sheets could vary if management’s conclusions change. Any impairment of goodwill or identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.

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
As of September 2, 2015, BFI Co., LLC (“BFI”) beneficially owns 72,000 shares of our Class A common stock and 21,149,811 shares of our Class B common stock, which together represent approximately 92.2% of the combined voting power of all classes of our outstanding common stock. As of September 2, 2015, our other stockholders, collectively own interests representing approximately 7.8% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.
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
Our stock price may be volatile or may decline regardless of our operating performance.
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
As of September 2, 2015, approximately 92.2% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:
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
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of September 2, 2015, we had 17,952,757 shares of Class A common stock and 21,149,811 shares of Class B common stock outstanding.
BFI, which holds all of our outstanding Class B common stock, has the right to require us to register the sales of their shares under the Securities Act, under the terms of an agreement between us and the holders of these securities. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our Class A common stock.
As an emerging growth company under the JOBS Act we are eligible to take advantage of certain exemptions from various reporting requirements.
We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have taken, and plan to continue to take, advantage of some or all of these exemptions. If we do continue to take advantage of any of these exemptions, we do not know if some investors will find our Class A common stock less attractive as a result. The result may be a less active trading market for our securities and our security prices may be more volatile. We could remain an emerging growth company until the earliest of  (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) June 2019, which is the end of the fiscal year following the fifth anniversary of our initial public offering.
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for so long as we are an “emerging growth company.”
Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the annual report for the year ending June 30, 2015, that we file with the SEC, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” We could remain an emerging growth company until the earliest of  (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) June 2019, which is the end of the fiscal year following the fifth anniversary of our initial public offering.

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

•
maintain effective disclosure controls and procedures;

•
evaluate and maintain an effective system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•
continue to enhance our investor relations function;

•
maintain internal policies, including those relating to disclosure controls and procedures; and

•
involve and retain outside legal counsel and accountants in connection with the activities listed above.

As a public company, we are required to commit significant resources and management time and attention to the above-listed requirements, which cause us to incur significant costs and which may place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. Compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and increase our legal and accounting compliance costs as well as our compensation expense as we have been or may be required to hire additional accounting, tax, finance and legal staff with the requisite technical knowledge, particularly after we are no longer an “emerging growth company.”
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
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and a statement that our auditors have issued an attestation report on the effectiveness of our internal controls, provided that, as long as we are an “emerging growth company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.
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
Though we have a paid a quarterly dividend of  $0.10 per share since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of  $0.10 per share on Class A common stock and Class B common stock that is payable on September 23, 2015, any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, and our ability to obtain funds from our subsidiaries to meet our obligations. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
The following table lists our material properties:
Business Segment(s)	Location	Owned/Leased	Approx. sq. Footage	Purpose(s)
Animal Health	Beit Shemesh, Israel	Owned/land lease	31,000	Manufacturing and Research
Animal Health	Braganca Paulista, Brazil	Owned	44,000	Manufacturing and Administrative
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Naot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	325,000	Manufacturing, Sales, Research and Administrative
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health	St. Paul, Minnesota	Leased	4,200	Research
Corporate	Teaneck, New Jersey	Leased	44,800	Corporate and Administrative
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

In 2007, a mass tort lawsuit was commenced by a class of approximately 100 citizens who live in the area of the Naot Hovav (formerly Ramat Hovav) Industrial Local Council in Israel, against the Industrial Council and the State of Israel, and including as additional defendants 18 manufacturers in the Industrial Council including our Koffolk subsidiary. The lawsuit was based on alleged injuries (including lung diseases, symptoms of cancer and miscarriages) resulting from the Industrial Council’s plants and the sewage treatment facilities run by the Industrial Council. In January 2013, the Be’er Sheva District Court rejected the plaintiffs’ claims. The plaintiffs appealed the court’s judgement but withdrew their appeal in September 2014. As a result of the plaintiffs’ withdrawal of their appeal, the lawsuit has concluded with no liability on part of the Company or our Koffolk subsidiary.
We do not believe that the ultimate resolution of existing claims and litigation will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.
Item 4.   Mine Safety Disclosures
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Since April 11, 2014, our Class A common stock has been traded on NASDAQ under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2015, there were 17,747,793 Class A common shares outstanding, and the closing sales price of our Class A common stock was $38.94. The table below sets forth the high and low sales prices of our common stock for the quarters indicated.
Quarter ended	High	Low
June 30, 2014	$23.74	$15.10
September 30, 2014	$23.12	$17.82
December 31, 2014	$33.89	$21.01
March 31, 2015	$37.56	$26.95
June 30, 2015	$39.14	$31.29
During fiscal year ended June 30, 2015, we did not sell any unregistered securities nor did we purchase any of our equity securities.
Holders of Record
As of September 2, 2015, there were 17,952,757 shares of our Class A common stock outstanding, which were held by 1 stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of September 2, 2015, there were 21,149,811 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion under the heading Security Ownership of Certain Beneficial Owners and Management in our 2015 Proxy Statement.
Dividend Policy
During fiscal year 2015, we paid quarterly dividends of  $0.10 per share to holders of our Class A and Class B common stock. We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. On July 27, 2015, our Board of Directors declared a $0.10 per share quarterly dividend to holders of record as of September 2, 2015 of our Class A and Class B common stock, payable September 23, 2015. Any future determination to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
Stock Performance Graph
This performance graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from April 11, 2014 (the date our Class A common stock commenced trading on NASDAQ) through June 30, 2015, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the NASDAQ Composite Index, the Russell 2000 Index and S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on April 11, 2014. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

Comparison of Cumulative Stockholder Returns
240
220
200
180
160
140
120
100
80
4/11/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
PAHC
S&P 500
S&P Pharma
Russell 2000
Nasdaq Comp

Item 6.
Selected Financial Data

The following table presents our selected consolidated financial data and certain other financial data. The balance sheet data as of June 30, 2015, 2014, 2013, 2012 and 2011 and the results of operations data and cash flows data for the years then ended were derived from our consolidated financial statements. The consolidated financial data and other financial data presented below should be read in conjunction with our consolidated financial statements and the related notes thereto, under the sections entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For the Years Ended June 30	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Results of operations data
Net sales	$748,591	$691,914	$653,151	$654,101	$618,333
Cost of goods sold	512,219	484,139	474,187	489,962	471,668
Gross profit	236,372	207,775	178,964	164,139	146,665
Selling, general and administrative expenses	148,704	143,981	122,233	114,814	105,429
Operating income	87,668	63,794	56,731	49,325	41,236
Interest expense, net	14,305	32,962	35,629	35,419	34,288
Foreign currency (gains) losses, net	(5,400)	1,753	3,103	1,192	(5,758)
Loss on extinguishment of debt	—	22,771	—	—	20,002
Other (income) expense, net	—	—	151	(400)	593
Income (loss) before income taxes	78,763	6,308	17,848	13,114	(7,889)
Provision (benefit) for income taxes	18,483	9,435	(7,043)	6,138	5,033
Net income (loss)	$60,280	$(3,127)	$24,891	$6,976	$(12,922)
Net income (loss) per share:
basic	$1.55	$(0.10)	$0.82	$0.23	$(0.42)
diluted	$1.51	$(0.10)	$0.82	$0.23	$(0.42)
Weighted average common shares outstanding–basic and diluted
basic	38,969	32,193	30,458	30,458	30,458
diluted	39,815	32,193	30,458	30,458	30,458
Dividends per share	$0.40	$0.82	$0.10	$—	$1.64
Other financial data
Adjusted EBITDA(1)	$110,019	$90,597	$75,754	$66,852	$57,932
Cash provided (used) by operating activities(2)	68,704	(712)	1,437	31,988	(4,359)
Capital expenditures	20,058	19,846	19,947	14,824	21,635
As of June 30	2015	2014	2013	2012	2011
	(in thousands)
Balance sheet data
Cash and cash equivalents	$29,216	$11,821	$27,369	$53,900	$48,598
Working capital(3)	175,988	177,999	153,677	127,472	136,384
Total assets	493,318	472,323	474,142	440,908	435,694
Total debt(4)	289,518	289,391	365,604	350,121	357,996
Long-term debt and other liabilities	352,357	344,736	427,676	403,271	389,317
Total stockholders’ equity (deficit)	29,628	15,149	(68,938)	(88,228)	(69,068)

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” for descriptions of EBITDA and Adjusted EBITDA.

For the Years Ended June 30	2015	2014	2013	2012	2011
	(in thousands)
Net income (loss)	$60,280	$(3,127)	$24,891	$6,976	$(12,922)
Plus:
Interest expense, net	14,305	32,962	35,629	35,419	34,288
Provision (benefit) for income taxes	18,483	9,435	(7,043)	6,138	5,033
Depreciation and amortization	21,604	21,453	19,023	17,527	16,696
EBITDA	114,672	60,723	72,500	66,060	43,095
Acquisition-related accrued compensation	747	—	—	—	—
Loss on insurance claim	—	5,350	—	—	—
Foreign currency (gains) losses, net	(5,400)	1,753	3,103	1,192	(5,758)
Loss on extinguishment of debt	—	22,771	—	—	20,002
Other (income) expense, net	—	—	151	(400)	593
Adjusted EBITDA	$110,019	$90,597	$75,754	$66,852	$57,932

(2)
Cash provided (used) by operating activities:

For the Years Ended June 30	2015	2014	2013	2012	2011
	(in thousands)
Adjusted EBITDA	$110,019	$90,597	$75,754	$66,852	$57,932
Interest paid	(12,912)	(45,370)	(33,824)	(34,059)	(30,079)
Income taxes paid	(10,780)	(12,207)	(7,061)	(7,217)	(3,799)
Payment of premiums and costs on extinguished debt	—	(17,205)	—	—	(15,574)
Changes in operating assets and liabilities and other items	(17,623)	(16,527)	(33,432)	6,412	(12,839)
Net cash provided (used) by operating activities	$68,704	$(712)	$1,437	$31,988	$(4,359)

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
Overview of our business
Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries. We sell more than 1,400 product presentations in over 65 countries to approximately 2,900 customers.
Factors affecting our performance
Industry growth
According to Vetnosis, a research and consulting firm specializing in global animal health and veterinary medicine, the global livestock animal health sector represented approximately $13.6 billion of sales in 2013. The market grew at a compound annual growth rate of 6.2% between 2006 and 2013 and, excluding the impact of foreign exchange, the market is projected to grow at a compound annual growth rate of approximately 5.8% per year between 2014 and 2019. We believe global population growth, the growth of the global middle class and the productivity improvements needed due to limitations of arable land and water supplies have supported and will continue to support this growth.
Regulatory Developments
The issue of the potential transfer of antibacterial resistance from bacteria from food-producing animals to human bacterial pathogens, and the causality and impact of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our medicated feed additives portfolios. In some countries, this issue has led to government restrictions on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed, water, intramammary, topical, injectable or other route of administration). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In December 2013, the FDA announced a plan to phase out over a three-year period the use of medically important antibacterials administered in animal feed or water for growth promotion in food producing animals. Medically important antibacterials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) #152. The FDA plan objectives are described in GFI #209 and provide for the continued use of medically important antibacterials in food-producing animals for treatment, control and prevention of disease (“therapeutic” use) under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans.
In the United States, the antibacterial products within our poultry business, our largest business in this region, as well as our cattle business, have both approved therapeutic and non-therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products in these segments is for therapeutic purposes. We currently generate a portion of our revenues from antibacterial products sold for use in turkey and swine in the United States where we do not currently have therapeutic claims that match our customers’ usage patterns. We intend to ensure that our antibacterial product offerings are in full alignment with the FDA’s guidance documents within the FDA’s three-year implementation period, and will pursue both new and additional therapeutic claims for these products with the FDA. However, there can be no assurance that we will be successful in obtaining such claims. While it is difficult to predict exactly what impact the removal of non-therapeutic claims for our products that are medically important antibacterials will ultimately have on our sales, we estimate that, based on our customers’ usage patterns, had we voluntarily decided to withdraw all of our non-therapeutic claims for these products in the United States, and did not add any new therapeutic claims for these products, our MFAs and other net sales would have been reduced by approximately $10 to $15 million for the year ended June 30, 2015.
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
Foreign exchange
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In fiscal year 2015, we generated approximately 36% of our revenues from operations outside the U.S. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly directly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
Recent Developments
MJB Transactions
In January 2015, we entered into a Collaboration and Distribution Agreement (the “Collaboration Agreement”) with MJB, pursuant to which we and MJB will collaborate on the development of certain animal vaccines and MJB granted us an exclusive license to manufacture and distribute, in North America, any vaccine product currently being developed or sold by MJB or any other product that is developed under the Collaboration Agreement. We will reimburse MJB’s cost of goods, make certain minimum base payments of  $0.2 million per month to MJB during the term of the Collaboration Agreement, subject to certain offset provisions, and pay 50% of all gross margins over $0.4 million per month to MJB.
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
Under the terms of the Purchase Agreement, we made an upfront payment to MJB of $5.0 million and agreed to pay MJB a “Closing Payment” at Closing in an amount to be calculated based on the worldwide net sales of MJB’s vaccines for the twelve months immediately prior to the Closing Date. The Closing Payment will not be less than $10.0 million, subject to offset in certain limited circumstances. In addition, MJB will be entitled to receive earn-out payments, from the Closing Date through December 31, 2030, based on (i) a single-digit percentage of the net sales of any “Royalty Product” (as defined in the License Agreement) that we sell commercially in North America, and (ii) a single-digit percentage of the net sales of any Royalty Product that we sell commercially outside of North America, at the time of or after the Closing.
In connection with this transaction, we also made a loan of  $5.0 million to MJB’s sole shareholder, which matures on the Closing Date. The loan bears interest at a variable rate equal to LIBOR plus 300 basis points, and accrued interest shall be paid semi-annually on each July 1 and January 1. The unpaid principal amount of the loan, together with all outstanding and unpaid interest, will be due and payable at Closing or over a period ending January 2025 in the event of a termination of the Purchase Agreement by us or upon the occurrence of certain customary events of default.
We have accounted for the MJB transaction as a business combination in accordance with ASC 805, Business Combinations. We have recorded intangible assets of  $9.2 million, which includes $7.6 million of technology-related assets and $1.6 million of in-process research and development, and a long-term liability of  $4.2 million, net of the upfront payment, payable at the Closing Date and during the earn-out period. We may further refine the determination of the intangible assets during the measurement period. The closing payment will also include $5.0 million (pro-rated on a monthly basis), conditional upon continuing service of a key employee through January 2018; this amount will be recognized as compensation expense over the service period. As of June 30, 2015, $0.7 million of accrued compensation was recognized and included in the long-term liability.

Analysis of the consolidated statements of operations
Summary Results of Operations
				Change
For the Years Ended June 30	2015	2014	2013	2015 / 2014		2014 / 2013
	(in thousands, except per share)
Net sales	$748,591	$691,914	$653,151	$56,677	8%	$38,763	6%
Gross profit	236,372	207,775	178,964	28,597	14%	28,811	16%
Selling, general and administrative expenses	148,704	143,981	122,233	4,723	3%	21,748	18%
Operating income	87,668	63,794	56,731	23,874	37%	7,063	12%
Interest expense, net	14,305	32,962	35,629	(18,657)	(57)%	(2,667)	(7)%
Foreign currency (gains) losses, net	(5,400)	1,753	3,103	(7,153)	*	(1,350)	(44)%
Loss on extinguishment of debt	—	22,771	—	(22,771)	*	22,771	*
Other (income) expense, net	—	—	151	—	*	(151)	*
Income before income taxes	78,763	6,308	17,848	72,455	*	(11,540)	(65)%
Provision for income taxes	18,483	9,435	(7,043)	9,048	*	16,478	*
Net income	$60,280	$(3,127)	$24,891	$63,407	*	$(28,018)	*
Net income per share
basic	$1.55	$(0.10)	$0.82
diluted	$1.51	$(0.10)	$0.82
Weighted average number of shares outstanding
basic	38,969	32,193	30,458
diluted	39,815	32,193	30,458
Ratio to net sales
Gross profit	31.6%	30.0%	27.4%
Selling, general and administrative expenses	19.9%	20.8%	18.7%
Operating income	11.7%	9.2%	8.7%
Income before income taxes	10.5%	0.9%	2.7%
Net income	8.1%	(0.5)%	3.8%
Effective tax rate	23.5%	149.6%	(39.5)%

Certain amounts and percentages may reflect rounding adjustments
*
Calculation not meaningful

Changes in net sales from period to period primarily result from changes in volumes and average selling prices. Although a portion of our net sales is denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly directly affected by currency movements.
Our effective income tax rate varies significantly from period to period and from the federal statutory rate, primarily due to the mix of income tax provisions on profitable foreign jurisdictions, no income tax provision or benefit being recorded on domestic pre-tax income or losses and the tax effect of discrete transactions. We have approximately $34.7 million of federal NOLs and the domestic provision does not recognize income tax benefits or the related deferred tax assets until it is more likely than not that such assets will be realized. Our fiscal year 2014 provision for income taxes was increased by $3.2 million of withholding taxes on the repatriation of certain foreign earnings. Our fiscal year 2013 provision for income taxes was reduced by a $9.1 million benefit that resulted from an acquisition related change in the domestic valuation allowance. At the point when our domestic tax provision is no longer affected by valuation allowances, we expect our normalized effective tax rate in the future periods to approximate 30%. We intend to continue to reinvest undistributed earnings of our foreign subsidiaries indefinitely.
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
Segment net sales and Adjusted EBITDA:
				Change
For the Years Ended June 30	2015	2014	2013	2015 / 2014		2014 / 2013
	(in thousands)
Net Sales
MFAs and other	$335,735	$326,568	$303,743	$9,167	3%	$22,825	8%
Nutritional specialties	81,702	63,068	52,337	18,634	30%	10,731	21%
Vaccines	53,363	41,417	28,861	11,946	29%	12,556	44%
Animal Health	$470,800	$431,053	$384,941	39,747	9%	46,112	12%
Mineral Nutrition	227,102	201,599	203,169	25,503	13%	(1,570)	(1)%
Performance Products	50,689	59,262	65,041	(8,573)	(14)%	(5,779)	(9)%
Total	$748,591	$691,914	$653,151	$56,677	8%	$38,763	6%
Adjusted EBITDA
Animal Health	$120,259	$100,280	$82,997	$19,979	20%	$17,283	21%
Mineral Nutrition	14,429	11,636	12,069	2,793	24%	(433)	(4)%
Performance Products	2,646	4,626	2,927	(1,980)	(43)%	1,699	58%
Corporate	(27,315)	(25,945)	(22,239)	(1,370)	*	(3,706)	*
Total	$110,019	$90,597	$75,754	$19,422	21%	$14,843	20%
Adjusted EBITDA ratio to segment net sales
Animal Health	25.5%	23.3%	21.6%
Mineral Nutrition	6.4%	5.8%	5.9%
Performance Products	5.2%	7.8%	4.5%
Corporate(1)	(3.6)%	(3.7)%	(3.4)%
Total(1)	14.7%	13.1%	11.6%

(1)
reflects ratio to total net sales

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
				Change
For the Years Ended June 30	2015	2014	2013	2015 / 2014		2014 / 2013
	(in thousands)
Net income (loss)	$60,280	$(3,127)	$24,891	$63,407	*	$(28,018)	*
Interest expense, net	14,305	32,962	35,629	(18,657)	(57)%	(2,667)	(7)%
Provision for income taxes	18,483	9,435	(7,043)	9,048	96%	16,478	*
Depreciation and amortization	21,604	21,453	19,023	151	1%	2,430	13%
EBITDA	114,672	60,723	72,500	53,949	89%	(11,777)	(16)%
Acquisition-related accrued compensation	747	—	—	747	*	—	*
Loss on insurance claim	—	5,350	—	(5,350)	*	5,350	*
Foreign currency (gains) losses, net	(5,400)	1,753	3,103	(7,153)	*	(1,350)	(44)%
Loss on extinguishment of debt	—	22,771	—	(22,771)	*	22,771	*
Other (income) expense, net	—	—	151	—	*	(151)	*
Adjusted EBITDA	$110,019	$90,597	$75,754	$19,422	21%	$14,843	20%

Adjusted net income
We report Adjusted Net Income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.
A reconciliation of net income (loss), as reported under GAAP, to adjusted net income:
	As Reported			Adjustments			Adjusted
For the Years Ended June 30	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in thousands, except per share amounts)
Selling, general and administrative expenses(1)	$148,704	$143,981	$122,233	$(5,307)	$(10,320)	$(4,321)	$143,397	$133,661	$117,912
Operating income	87,668	63,794	56,731	5,307	10,320	4,321	92,975	74,114	61,052
Interest expense, net(2)	14,305	32,962	35,629	(613)	—	—	13,692	32,962	35,629
Foreign currency (gains) losses, net	(5,400)	1,753	3,103	5,400	(1,753)	(3,103)	—	—	—
Loss on extinguishment of debt	—	22,771	—	—	(22,771)	—	—	—	—
Other (income) expense, net	—	—	151	—	—	(151)	—	—	—
Income before income taxes	78,763	6,308	17,848	520	34,844	7,575	79,283	41,152	25,423
Provision for income taxes(3)	18,483	9,435	(7,043)	(7,703)	2,772	14,104	10,780	12,207	7,061
Net income	$60,280	$(3,127)	$24,891	$8,223	$32,072	$(6,529)	$68,503	$28,945	$18,362
Net income per share
basic	$1.55	$(0.10)	$0.82	$0.21	$1.00	$(0.21)	$1.76	$0.90	$0.60
diluted	$1.51	$(0.10)	$0.82	$0.21	$0.99	$(0.21)	$1.72	$0.89	$0.60
Weighted average common shares outstanding
basic	38,969	32,193	30,458	38,969	32,193	30,458	38,969	32,193	30,458
diluted	39,815	32,193	30,458	39,815	32,490	30,458	39,815	32,490	30,458
Ratio to net sales
Selling, general and administrative expenses	19.9%	20.8%	18.7%				19.2%	19.3%	18.1%
Operating income	11.7%	9.2%	8.7%				12.4%	10.7%	9.3%
Income before income taxes	10.5%	0.9%	2.7%				10.6%	5.9%	3.9%
Net income	8.1%	(0.5)%	3.8%				9.2%	4.2%	2.8%
Effective tax rate	23.5%	149.6%	(39.5)%				13.6%	29.7%	27.8%

(1)
Adjustments to selling, general and administrative expense include acquisition-related accrued compensation of  $747 in 2015; loss on insurance claim of  $5,350 in 2014; acquisition intangible amortization of  $4,560, $4,897, and $4,106, and stock-based compensation expense of  $0, $73 and $215 for the years ended June 30, 2015, 2014 and 2013, respectively.
(2)
Adjustments to interest expense, net include acquisition-related accrued interest of  $613 for the year ended June 30, 2015.

(3)
We adjust the provision (benefit) for income taxes to reflect cash income taxes paid in the period.

Comparison of fiscal years ended June 30, 2015 and 2014
Net sales
Net sales of  $748.6 million increased $56.7 million, or 8%, for the year ended June 30, 2015, as compared to the year ended June 30, 2014, due to growth in Animal Health and Mineral Nutrition of $39.7 million and $25.5 million, respectively, offset by declines in Performance Products of  $8.6 million.
The consolidated statement of operations for the year ended June 30, 2015 included $8.0 million of revenue and gross profit related to milestone payments under a license agreement with a global animal health company to share in the use of our proprietary vaccine delivery technology. We recognized the revenue and profit during the period because certain contractual and regulatory milestones were achieved by the licensee, and we had no remaining performance obligations under the agreement. Excluding the $8.0 million in vaccine licensing milestone revenue, net sales growth was $48.7 million, or 7%.
Animal Health
Net sales of  $470.8 million grew $39.7 million, or 9%, for the year ended June 30, 2015, primarily due to volume growth across all product groups. Excluding the $8.0 million in vaccine licensing milestone revenue, net sales growth was $31.7 million, or 7%. MFAs and other grew $9.2 million, or 3%, primarily due to volume growth in international markets. Nutritional specialty products grew $18.6 million, or 30%, for the year ended June 30, 2015, primarily due to U.S. volume growth of our products for the dairy industry and their introduction in select European countries. Excluding the effect of the $8.0 million in vaccine licensing milestone revenue, vaccines grew $3.9 million, or 10%, for the year ended June 30, 2015, principally from volume growth, including sales of MJB products from the January 2015 date of our Collaboration and Distribution Agreement with MJB which was entered into as part of the MJB transactions.
Mineral Nutrition
Net sales of  $227.1 million increased $25.5 million, or 13%, for the year ended June 30, 2015. Increased volumes accounted for approximately three quarters of the sales growth, as current market conditions improved demand for certain trace mineral products. The remainder of the sales increase was due to increased average selling prices primarily due to higher underlying raw material commodity prices.
Performance Products
Net sales of  $50.7 million decreased $8.6 million, or 14%, for the year ended June 30, 2015, due to lower volumes and average selling prices of copper-based products and lower volumes of personal care products.
Gross profit
Gross profit of  $236.4 million increased $28.6 million, or 14%, to 31.6% of net sales, for the year ended June 30, 2015, with most of the improvement coming from Animal Health. Gross profit growth was $20.6 million, or 10%, for the year ended June 30, 2015, excluding the effect of the $8.0 million in vaccine licensing milestone revenue. Animal Health gross profit increased $20.0 million, excluding the effect of the vaccine licensing milestone revenue, due to volume growth and reduced production costs from favorable currency movements. Within Animal Health, MFAs and other contributed $9.1 million of the increase due to volume growth, nutritional specialty products contributed $10.6 million of the increase primarily due to volume growth, higher average selling prices and lower unit costs from improved operating efficiencies and, excluding the vaccine licensing milestone revenue, vaccines gross profit increased $0.2 million principally due to volume growth, partially offset by unfavorable product mix. Mineral Nutrition gross profit increased $3.2 million due to higher volumes and higher average selling prices, partially offset by higher product costs. Performance Products gross profit decreased $2.8 million due to lower average selling prices and lower volumes.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of  $148.7 million increased $4.7 million, or 3%, for the year ended June 30, 2015. In 2014 we recognized a $5.4 million loss in our consolidated statement of operations on an insurance claim previously recorded as an asset. Excluding this amount, SG&A expenses increased $10.1 million, or 7%. Animal Health accounted for $8.7 million of the increase, driven by increased selling headcount and related marketing costs to support MFA and vaccine initiatives and the expansion of our products to the dairy industry and by development spending focused on product lifecycle extensions. Animal Health SG&A also increased due to $0.7 million of acquisition-related accrued compensation related to the MJB transactions. Corporate expenses accounted for $1.4 million of the increase due to salary and wage-related costs and professional fees, in part related to the costs of being a public company.
Adjusted EBITDA
Adjusted EBITDA of  $110.0 million increased $19.4 million, or 21%, for the year ended June 30, 2015. Adjusted EBITDA growth was $11.4 million, or 13%, for the year ended June 30, 2015, excluding the $8.0 million in vaccine licensing milestone revenue. Animal Health adjusted EBITDA increased $12.0 million, or 12%, for the year ended June 30, 2015, excluding the vaccine licensing milestone revenue, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $2.8 million, or 24%, due to higher sales volumes and improved operating margins. Performance Products decreased $2.0 million, or 43%, due to lower sales volumes. Corporate expenses increased $1.4 million due to increases in salary and wage-related costs and professional fees, in part related to the costs of being a public company.
Interest expense, net
Interest expense, net, of  $14.3 million decreased $18.7 million for the year ended June 30, 2015, due to the net result of issuing new Credit Facilities in April 2014, retiring the Mayflower Limited Partnership (“Mayflower”) Term Loan, the BFI Term Loan and our former Domestic Senior Credit Facility in April 2014 and redeeming our 9.25% Senior Notes in May 2014. Interest expense also increased due to $0.6 million of acquisition-related accrued interest in connection with the MJB transactions.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the year ended June 30, 2015, amounted to net gains of $5.4 million, as compared to $1.8 million in net losses for the year ended June 30, 2014. Foreign currency gains in the current period were primarily due to the movement of Brazil, Israel, Turkey and E.U. currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision for income taxes
Income tax expense was $18.5 million for the year ended June 30, 2015, compared with $9.4 million last year. Our effective tax rate was 23.5% for the current year. Our consolidated tax provisions are primarily comprised of income taxes relating to profitable foreign jurisdictions. For the year ended June 30, 2015, we generated domestic taxable income and, because we maintain a full valuation allowance against domestic net deferred tax assets, the provision for income taxes did not include expense related to domestic taxable income. For the year ended June 30, 2014, we generated a domestic taxable loss and, because we maintain a full valuation allowance against domestic net deferred tax assets, the provision for income taxes did not include a benefit related to the domestic taxable loss. Last year’s expense included a discrete item of  $3.2 million of foreign withholding tax expense incurred in connection with the repatriation of certain foreign earnings. We paid $10.8 million of cash income taxes in the year ended June 30, 2015, compared with $12.2 million the previous year. Last year’s payments included $3.2 million related to the foreign withholding taxes.
Comparison of fiscal years ended June 30, 2014 and 2013
Net sales
Net sales of  $691.9 million increased $38.8 million, or 6%, for the year ended June 30, 2014, as compared to the year ended June 30, 2013, due to $46.1 million of growth in Animal Health, partially offset by declines in Mineral Nutrition and Performance Products.
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
				Change
For the Years Ended June 30	2015	2014	2013	2015 / 2014	2014 / 2013
	(in thousands)
Cash provided by/(used in):
Operating activities	$68,704	$(712)	$1,437	$69,416	$(2,149)
Investing activities	(34,464)	(19,412)	(38,358)	(15,052)	18,946
Financing activities	(15,351)	4,779	10,875	(20,130)	(6,096)
Effect of exchange-rate changes on cash and cash equivalents	(1,494)	(203)	(485)	(1,291)	282
Net increase/(decrease) in cash and cash equivalents	$17,395	$(15,548)	$(26,531)	$32,943	$10,983

Net cash provided (used) by operating activities was comprised of:
				Change
For the Years Ended June 30	2015	2014	2013	2015 / 2014	2014 / 2013
	(in thousands)
Adjusted EBITDA	$110,019	$90,597	$75,754	$19,422	$14,843
Interest paid	(12,912)	(45,370)	(33,824)	32,458	(11,546)
Income taxes paid	(10,780)	(12,207)	(7,061)	1,427	(5,146)
Payment of premium and costs on extinguished debt	—	(17,205)	—	17,205	(17,205)
Changes in operating assets and liabilities and other items	(17,623)	(16,527)	(33,432)	(1,096)	16,905
Net cash provided (used) by operating activities	$68,704	$(712)	$1,437	$69,416	$(2,149)

Certain amounts may reflect rounding adjustments.
Operating activities
For the year ended June 30, 2015, net cash provided by operating activities was $68.7 million, primarily attributable to operating profit of  $87.7 million. Increased inventories used $19.4 million of cash due to timing of purchases and production. Accounts receivable used $1.9 million due to sales growth. Accrued expenses used $3.7 million of cash, including $5.3 million paid to customers related to damages to their poultry resulting from the use of one of our products in fiscal year 2010.
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
Investing activities
For year ended June 30, 2015, net cash used in investing activities was $34.5 million. Capital expenditures were $20.1 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. As part of the MJB transactions, the Company made a $5.0 million upfront payment and a $5.0 million loan. Other acquisitions and other items used $4.4 million of cash.
For year ended June 30, 2014, net cash used in investing activities was $19.4 million. Capital expenditures were $19.8 million as we continued to invest in our existing asset base and for capacity expansion and cost reductions.

Financing activities
For the year ended June 30, 2015, net cash used by financing activities was $15.4 million. We paid $15.6 million in dividends to holders of our Class A and Class B common stock. In addition, we made $2.9 million in scheduled payments on our Term B Loan. Partially offsetting the cash used was $3.0 million in net borrowings from our Revolving Credit Facility. We received $1.3 million from the issuance of common shares related to exercise of stock options.
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
Liquidity and capital resources
We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolving Credit Facility and foreign credit lines, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Revolving Credit Facility and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that the challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing. In addition, our debt covenants may restrict our ability to invest. During fiscal year 2015 we spent approximately $21.1 million on capital expenditures, primarily on the expansion of our production capacity. We expect our capital expenditures will total approximately $35 million in fiscal year 2016, primarily for the continued expansion of production capacity and cost reductions in our Animal Health segment.
Certain relevant measures of our liquidity and capital resources follow:
				Change
As of June 30	2015	2014	2013	2015 / 2014	2014 / 2013
	(in thousands)
Cash and cash equivalents	$29,216	$11,821	$27,369	$17,395	$(15,548)
Working capital	175,988	177,999	153,677	(2,011)	24,322
Ratio of current assets to current liabilities	2.62:1	2.63:1	2.33:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At June 30, 2015, we had $3.0 million in outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit and other commitments of  $14.0 million, leaving $83.0 million available for borrowings and letters of credit. In addition, we had availability totaling $15.0 million under our Israeli loan agreements.
We currently intend to pay quarterly dividends, representing $15.7 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of  $0.10 per share on Class A common stock and Class B common stock that is payable on September 23, 2015.
At June 30, 2015, our cash and cash equivalents included $27.1 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. We consider certain funds to be indefinitely reinvested in our international operations, based on our operating plan. Should our plans change and we decide to repatriate some or all of the remaining cash held by our international subsidiaries, the amounts repatriated would be subject to federal and state income taxes at statutory rates, with the potential for partial offsetting credits for taxes paid to international jurisdictions. We currently have U.S. federal and state NOLs that would be available to offset income from the repatriation of such cash and cash equivalents, to the extent not used to offset other income. As such, no significant current income taxes would be payable to federal or state authorities from the repatriation of such cash and cash equivalents until such NOLs have been fully used. For financial reporting purposes, the use of the NOLs would result in the release of a valuation allowance currently recorded to offset the value of the NOLs. The provision for income taxes would not be significantly affected by the repatriation, to the extent of the release of the existing valuation allowance.
Analysis of the consolidated balance sheets
				Change
As of June 30	2015	2014	2013	2015 / 2014	2014 / 2013
	(in thousands)
Accounts receivable–trade	$111,099	$113,858	$99,137	$(2,759)	$14,721
DSO	54	56	53
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
				Change
As of June 30	2015	2014	2013	2015 / 2014	2014 / 2013
	(in thousands)
Inventories	$149,786	$143,184	$140,032	$6,602	$3,152
Inventory increased by $6.6 million in 2015, primarily due to increases in the Animal Health segment.
Contractual obligations
Payments due under contractual obligations as of June 30, 2015, were:
	Years
	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total
	(in thousands)
Long-term debt (including current portion)	$2,913	$5,805	$5,800	$272,600	$287,118
Revolving credit facility	—	—	3,000	—	3,000
Interest payments	12,339	24,331	22,781	8,607	68,058
Lease commitments	4,513	8,080	5,600	4,198	22,391
Deferred consideration on acquisitions	1,234	1,379	112	5,737	8,462
Total contractual obligations	$20,999	$39,595	$37,293	$291,142	$389,029

Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $9.4 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the periods in which the liability will be realized.
Our Board of Directors declared a cash dividend of  $0.10 per share on Class A common stock and Class B common stock, representing $3.9 million, payable on September 23, 2015.
We do not have any material long-term purchase commitments.
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
General description of non-GAAP financial measures
Adjusted EBITDA
Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to portray the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We have defined Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, and (c) certain items that we consider to be unusual or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income.
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
Adjusted Net Income
Adjusted net income is an alternative view of performance and we believe investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted

Net Income to portray the results of our operations prior to considering certain income statement elements. We have defined adjusted net income as net income plus (i) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, (ii) amortization of acquired intangibles and other acquisition-related costs, such as accrued compensation and accrued interest, (iii) stock-based compensation, (iv) certain items that we consider to be unusual or non-recurring and (v) income taxes on a cash basis. The Adjusted Net Income measure is not, and should not be viewed as, a substitute for GAAP reported net income.
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
Acquisitions, Intangible Assets and Goodwill
Our consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired.
Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets are primarily based on a number of factors including competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale and regulatory approval is obtained. Amortization expense is included in selling, general and administrative expenses in the consolidated statements of operations.
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
We assess indefinite life intangibles assets associated with acquired IPR&D for impairment annually, or whenever impairment indicators exist, by performing an initial qualitative analysis to determine if the fair value of the IPR&D is less than the carrying amount of the asset. An impairment loss would be recognized for the excess of the asset’s carrying value over its fair value.
We assess goodwill for impairment annually, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed during the fourth quarter of each fiscal year. In determining the existence of an impairment indicator, certain judgments are required which are based on external market conditions as well as the current and anticipated operational performance of our business. Future events could lead us to conclude that impairment indicators exist and that goodwill may be impaired. During the fourth quarter of fiscal year 2015, we chose to use certain accounting guidance allowing an entity to perform an initial qualitative analysis of the fair value of its reporting units to determine whether it is necessary to undertake a quantitative goodwill analysis. The qualitative analysis determined the fair values of the reporting units exceeded their carrying values and, as a result, goodwill was not impaired. During fiscal year 2014, we performed the annual goodwill impairment assessment and determined that none of the goodwill was impaired.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4.4 million equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
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
Pension Liabilities
The measurement of our pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future contributions and expenses. The Company reassesses its benefit plan assumptions on a regular basis. The discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At June 30, 2015, the discount rate for the Company’s U.S. pension plan was 4.6% compared to 4.5% at June 30, 2014. The expected rate of return on plan assets of 6.7% represents the average rate of return expected to be earned on plan assets over the period the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets.
For discussion of pension liabilities, see “Notes to Consolidated Financial Statements—Employee Benefit Plans.”
Revenue Recognition
We recognize revenue for sales of our goods upon transfer of title and when risk of loss passes to the customer. Certain of our businesses have terms where title and risk of loss transfer on shipment. Certain of our businesses have terms where title and risk of loss transfer on delivery. Additional conditions for recognition of revenue are that persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collections of sales proceeds are reasonably assured and we have no further performance obligations. We record estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements and other volume-based incentives, at the time the sale is recorded. Royalty and licensing income from licensing agreements are recognized when earned under the terms of the related agreements, and all performance obligations have been met, and are included in Net Sales in the consolidated statements of operations. Net sales include shipping and handling fees billed to customers. Delivery costs to our customers are included in cost of goods sold in the consolidated statements of operations. Net sales exclude value-added and other taxes based on sales.
Income Taxes
The provision for income taxes includes U.S. federal, state, and foreign income taxes and foreign withholding taxes. Our annual effective income tax rate is determined based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences give rise to deferred tax assets and liabilities. Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent the tax effect of items recorded as tax expense in our income statement for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our income statement or the tax effect of assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.
Significant judgment is required in determining our income tax provision and in evaluating our tax positions. The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual effective income tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss carryforwards, is dependent upon generating sufficient future taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.
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
We account for income tax contingencies using a benefit recognition model. If our initial assessment does not result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit if: (i) there are changes in tax law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more likely than not;” (ii) the statute of limitations expires; or (iii) there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, and changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard.
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
Because there are a number of estimates and assumptions inherent in calculating the various components of our income tax provision, certain future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective income tax rate.
We have not provided for United States or additional foreign taxes on certain undistributed earnings of foreign subsidiaries, which earnings have been or are intended to be indefinitely reinvested.
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
For additional details, see “Notes to Consolidated Financial Statements—Commitments and Contingencies.”
For additional details, see “Business—Environmental, Health and Safety.”
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Foreign exchange risk
Portions of our net sales and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 65 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar may impact our revenue and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services in markets affected by significant exchange rate variances.
Our primary foreign currency exposures are the Brazilian and Israeli currencies. From time to time, we manage foreign exchange risk through the use of foreign currency derivative contracts. These contracts are used to offset the potential earnings effects from exposure to foreign currencies.
Our foreign currency derivative contracts at June 30, 2015, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. As of June 30, 2015, the sensitivity analysis of changes in the fair value of all foreign currency derivative contracts indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would, decrease by $2.4 million or increase by $2.1 million. For additional details, see “Notes to Consolidated Financial Statements—Derivatives.”
Interest rate risk
Substantially all of our outstanding debt is floating rate debt. Our Revolving Credit Facility and Term B Loan carry floating interest rates that are tied to LIBOR and the Prime Rate; therefore, our profitability and cash flows are exposed to interest rate fluctuations. Based on our outstanding debt balances as of June 30, 2015, a 100 basis point increase in LIBOR would increase annual interest expense and decrease cash flows by $0.6 million. For additional details, see “Notes to the Consolidated Financial Statements—Debt.”

Item 8.
Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phibro Animal Health Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Phibro Animal Health Corporation and its subsidiaries at June 30, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
September 10, 2015

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30	2015	2014	2013
	(in thousands, except per share amounts)
Net sales	$748,591	$691,914	$653,151
Cost of goods sold	512,219	484,139	474,187
Gross profit	236,372	207,775	178,964
Selling, general and administrative expenses	148,704	143,981	122,233
Operating income	87,668	63,794	56,731
Interest expense	14,554	29,889	31,383
Interest expense, stockholders	—	3,192	4,388
Interest (income)	(249)	(119)	(142)
Foreign currency (gains) losses, net	(5,400)	1,753	3,103
Loss on extinguishment of debt	—	22,771	—
Other (income) expense, net	—	—	151
Income before income taxes	78,763	6,308	17,848
Provision (benefit) for income taxes	18,483	9,435	(7,043)
Net income (loss)	$60,280	$(3,127)	$24,891
Net income (loss) per share:
basic	$1.55	$(0.10)	$0.82
diluted	$1.51	$(0.10)	$0.82
Weighted average common shares outstanding:
basic	38,969	32,193	30,458
diluted	39,815	32,193	30,458
Dividends per share	$0.40	$0.82	$0.10
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended June 30	2015	2014	2013
	(in thousands)
Net income (loss)	$60,280	$(3,127)	$24,891

Change in fair value of derivative instruments	(1,928)	1,025	(222)
Foreign currency translation adjustment	(31,314)	1,110	(5,968)
Unrecognized net pension gains (losses)	(3,221)	(4,423)	5,390
(Provision) benefit for income taxes	4,923	—	(2,016)
Other comprehensive income (loss)	(31,540)	(2,288)	(2,816)
Comprehensive income (loss)	$28,740	$(5,415)	$22,075

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30	2015	2014
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$29,216	$11,821
Accounts receivable, net	111,099	113,858
Inventories, net	149,786	143,184
Prepaid expenses and other current assets	23,627	30,426
Total current assets	313,728	299,289
Property, plant and equipment, net	104,414	109,159
Intangibles, net	37,281	29,803
Other assets	37,895	34,072
Total assets	$493,318	$472,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,809	$2,969
Accounts payable	63,061	59,608
Accrued expenses and other current liabilities	45,463	49,861
Total current liabilities	111,333	112,438
Revolving credit facility	3,000	—
Long-term debt	283,709	286,422
Other liabilities	65,648	58,314
Total liabilities	463,690	457,174
Commitments and contingencies (Note 12)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 17,747,793 and 17,442,953 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively; 30,000,000 Class B shares authorized, 21,320,275 and 21,348,600 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	4	4
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	118,192	132,453
Accumulated deficit	(36,968)	(97,248)
Accumulated other comprehensive income (loss)	(51,600)	(20,060)
Total stockholders’ equity	29,628	15,149
Total liabilities and stockholders’ equity	$493,318	$472,323

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30	2015	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$60,280	$(3,127)	$24,891
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	21,604	21,453	19,023
Amortization of deferred financing costs and debt discount	967	1,448	1,926
Acquisition related accrued compensation	747	—	—
Acquisition related accrued interest	613	—	—
Deferred income taxes	4,761	1,289	(12,035)
Foreign currency (gains) losses, net	(3,376)	1,429	2,887
Other	61	(538)	(1,438)
Loss on extinguishment of debt	—	22,771	—
Payment of premiums and costs on extinguished debt	—	(17,205)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,877)	(14,683)	(729)
Inventories, net	(19,354)	(3,186)	(25,106)
Prepaid expenses and other current assets	7,416	(31)	(6,526)
Other assets	(4,236)	5,103	(363)
Accounts payable	4,796	1,682	(6,601)
Accrued interest	90	(13,813)	33
Accrued expenses and other liabilities	(3,788)	(3,304)	5,475
Net cash provided (used) by operating activities	68,704	(712)	1,437
INVESTING ACTIVITIES
Capital expenditures	(20,058)	(19,846)	(19,947)
Business acquisitions	(10,377)	—	(18,692)
Other, net	(4,029)	434	281
Net cash provided (used) by investing activities	(34,464)	(19,412)	(38,358)
FINANCING ACTIVITIES
Borrowings under the revolving and domestic senior credit facility	38,000	175,500	75,000
Repayments of the revolving and domestic senior credit facility	(35,000)	(209,500)	(55,000)
Proceeds from long-term debt	—	289,275	—
Payments of long-term debt, capital leases and other	(4,090)	(335,374)	(5,201)
Debt issuance costs	—	(4,551)	(924)
Proceeds from common shares issued	1,334	114,429	—
Dividends paid	(15,595)	(25,000)	(3,000)
Net cash provided (used) by financing activities	(15,351)	4,779	10,875
Effect of exchange rate changes on cash	(1,494)	(203)	(485)
Net increase (decrease) in cash and cash equivalents	17,395	(15,548)	(26,531)
Cash and cash equivalents at beginning of period	11,821	27,369	53,900
Cash and cash equivalents at end of period	$29,216	$11,821	$27,369
Supplemental cash flow information
Interest paid	$12,912	$45,370	$33,824
Income taxes paid, net	10,780	12,207	7,061
Non-cash investing and financing activities
Business acquisitions	4,156	—	4,550
Capital / leasehold improvements and capital lease additions	—	1,344	103
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
As of June 30, 2012	30,458,220	$7	$—	$42,733	$(116,012)	$(14,956)	$(88,228)
Comprehensive income (loss)	—	—	—	—	24,891	(2,816)	22,075
Dividends paid	—	—	—	—	(3,000)	—	(3,000)
Stock-based compensation expense	—	—	—	215	—	—	215
As of June 30, 2013	30,458,220	$7	$—	$42,948	$(94,121)	$(17,772)	$(68,938)
Comprehensive income (loss)	—	—	—	—	(3,127)	(2,288)	(5,415)
Issuance of common stock, net of issuance costs	8,333,333	1	—	114,428	—	—	114,429
Conversion of common stock certificate and effect of stock split	—	(4)	—	4	—	—	—
Dividends paid	—	—	—	(25,000)	—	—	(25,000)
Stock-based compensation expense	—	—	—	73	—	—	73
As of June 30, 2014	38,791,553	$4	$—	$132,453	$(97,248)	$(20,060)	$15,149
Comprehensive income (loss)	—	—	—	—	60,280	(31,540)	28,740
Exercise of stock options and warrant	276,515	—	—	1,334	—	—	1,334
Dividends paid	—	—	—	(15,595)	—	—	(15,595)
As of June 30, 2015	39,068,068	$4	$—	$118,192	$(36,968)	$(51,600)	$29,628

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
On April 16, 2014, we completed our initial public offering (“IPO”) of 14,657,200 shares of Class A common stock at a price to the public of  $15.00 per share. In connection with the IPO, we issued and sold 8,333,333 shares of Class A common stock. The proceeds to us from the IPO were $114,429, after deducting underwriting discounts of  $8,438 and net offering expenses payable by us of  $2,133. In connection with the IPO, Mayflower Limited Partnership (“Mayflower”), a limited partnership that is managed by 3i Investments plc and advised by 3i Corporation, and whose sole limited partner is 3i Group plc, the ultimate parent company of both 3i Investments plc and 3i Corporation, sold 6,323,867 shares of Class A common stock. We did not receive any proceeds from shares sold by Mayflower.
In connection with the IPO, we effected a 0.442-for-1 stock split. All amounts have been adjusted retrospectively to give effect to the stock split.
2.
Summary of Significant Accounting Policies and New Accounting Standards

Principles of Consolidation and Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Phibro and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated from the consolidated financial statements. The decision whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective control over the entity.
We present our financial statements on the basis of our fiscal year ending June 30. All references to years in these consolidated financial statements refer to the fiscal year ending or ended on June 30 of that year.
Risks, Uncertainties and Liquidity
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Use of Estimates
Preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates include valuation of intangible assets, depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. We regularly evaluate our estimates and assumptions using historical experience and other factors. Our estimates are based on complex judgments, probabilities and assumptions that we believe to be reasonable.
Revenue Recognition
We recognize revenue for sales of our goods upon transfer of title and when risk of loss passes to the customer. Certain of our businesses have terms where title and risk of loss transfer on shipment. Certain of our businesses have terms where title and risk of loss transfer on delivery. Additional conditions for recognition of revenue are that persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collections of sales proceeds are reasonably assured and we have no further performance obligations. We record estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements and other volume-based incentives, at the time the sale is recorded. Royalty and licensing income from licensing agreements are recognized when earned under the terms of the related agreements, and all performance obligations have been met, and are included in Net Sales in the consolidated statements of operations. Net sales include shipping and handling fees billed to customers. Delivery costs to our customers are included in cost of goods sold in the consolidated statements of operations. Net sales exclude value-added and other taxes based on sales.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 26% and 21% of accounts receivable at June 30, 2015 and 2014, respectively.
The allowance for doubtful accounts is our best estimate of the probable credit losses in existing accounts receivable. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We also monitor domestic and international economic conditions for the potential effect on our customers. Past due balances are reviewed individually for collectability. Account balances are charged against the allowance when we determine it is probable the receivable will not be recovered.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined principally under weighted average and standard cost methods, which approximate first-in, first-out (FIFO) cost. Obsolete

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and unsalable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. We capitalize interest expense as part of the cost of construction of facilities and equipment. No interest expense was capitalized in 2015, 2014 and 2013.
Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives ranging from 5 to 30 years for buildings and improvements, and 3 to 16 years for machinery and equipment.
We capitalize costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the consolidated statements of operations.
Capitalized Software Costs
We capitalize costs to obtain, develop and implement software for internal use in accordance with FASB Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Amounts paid to third parties and costs of internal employees who are directly associated with the software project are also capitalized, depending on the stage of development. We expense software costs that do not meet the capitalization criteria. Capitalized software costs are included in property, plant and equipment on the consolidated balance sheets and are amortized on a straight-line basis over 3 to 7 years.
Deferred Financing Costs
Costs and original issue discounts or premiums related to issuance or modification of our debt are deferred on the consolidated balance sheet and amortized over the lives of the respective debt instruments. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.
Acquisitions, Intangible Assets and Goodwill
Our consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired.
Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets are primarily based on a number of factors including competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Intangible assets associated with acquired

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale and regulatory approval is obtained. Amortization expense is included in selling, general and administrative expenses in the consolidated statements of operations.
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
We assess indefinite life intangibles assets associated with acquired IPR&D for impairment annually, or whenever impairment indicators exist, by performing an initial qualitative analysis to determine if the fair value of the IPR&D is less than the carrying amount of the asset. An impairment loss would be recognized for the excess of the asset’s carrying value over its fair value.
We assess goodwill for impairment annually, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed during the fourth quarter of each fiscal year. In determining the existence of an impairment indicator, certain judgments are required which are based on external market conditions as well as the current and anticipated operational performance of our business. Future events could lead us to conclude that impairment indicators exist and that goodwill may be impaired. During the fourth quarter of fiscal year 2015, we chose to use certain accounting guidance allowing an entity to perform an initial qualitative analysis of the fair value of its reporting units to determine whether it is necessary to undertake a quantitative goodwill analysis. The qualitative analysis determined the fair values of the reporting units more likely than not exceeded their carrying values and, as a result, goodwill was not impaired. During fiscal year 2014, we performed the annual goodwill impairment assessment and determined that none of the goodwill was impaired.
Foreign Currency Translation
We generally use local currency as the functional currency to measure the financial position and results of operations of each of our international subsidiaries. We translate assets and liabilities of these operations at the exchange rates in effect at the balance sheet date. We translate income statement accounts at the average rates of exchange prevailing during the period. Translation adjustments that arise from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments
We record all derivative financial instruments on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded in results of operations or accumulated other comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if so, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are included in the results of operations in the periods in which operations are affected by the underlying hedged item.
From time to time, we use forward contracts and options to mitigate exposure to changes in foreign currency exchange rates and as a means of hedging forecasted operating costs. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the highly effective nature of the hedging instrument, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We hedge forecasted transactions for periods not exceeding the next twenty-four months. We do not engage in trading or other speculative uses of financial instruments.
Environmental Liabilities
Expenditures for ongoing compliance with environmental regulations are expensed or capitalized as appropriate. We capitalize expenditures made to extend the useful life or productive capacity of an asset, including expenditures that prevent future environmental contamination. Other expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations. We record the expense and related liability in the period an environmental assessment indicates remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies’ experiences and data released by the U.S. Environmental Protection Agency and other organizations. The estimated liabilities are not discounted. We record anticipated recoveries under existing insurance contracts if probable.
Income Taxes
The provision for income taxes includes U.S. federal, state, and foreign income taxes and foreign withholding taxes. Our annual effective income tax rate is determined based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate and the tax effects of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences give rise to deferred tax assets and liabilities. Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent the tax effect of items recorded as tax expense in our income statement for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our income statement or the tax effect of assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.
Significant judgment is required in determining our income tax provision and in evaluating our tax positions. The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual effective income tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss carryforwards, is dependent upon generating sufficient future taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Because there are a number of estimates and assumptions inherent in calculating the various components of our income tax provision, future events such as changes in tax legislation, the geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an effect on those estimates and our effective income tax rate.
Research and Development Expenditures
Research and development expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations. Most of our manufacturing facilities have chemists and technicians on staff involved in product development, quality assurance, quality control and providing technical services to customers. Research, development and technical service efforts are conducted at various facilities. Our animal health research and development activities relate to: fermentation development and micro-biological strain improvement; vaccine development; chemical synthesis and formulation development; nutritional specialties development; and ethanol-related products.
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
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed exercise of stock options and warrants. For the year ended June 30, 2015, all stock options were included in the calculation of diluted net income per share. For the year ended June 30, 2014, because there was a net loss, 296,162 net shares of stock options and warrants were excluded from the calculation of diluted net income per share because of the anti-dilutive effect from the assumed exercise of these options and warrants. For the year ended June 30, 2013 all stock options and warrants had an exercise price greater than the estimated market value and thus were excluded from the calculation due to being anti-dilutive.
For the Periods Ended June 30	2015	2014	2013
Net income	$60,280	$(3,127)	$24,891
Weighted average number of shares–basic	38,969	32,193	30,458
Dilutive effect of stock options and warrant	846	—	—
Weighted average number of shares–diluted	39,815	32,193	30,458
Net income per share:
basic	$1.55	$(0.10)	$0.82
diluted	$1.51	$(0.10)	$0.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330), requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). NRV is defined as “the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this Update provide guidance to companies regarding the treatment of cloud computing arrangements and if an arrangement includes a software license. ASU 2015-05 requires that if there is an element of a license in the arrangement that a company account for that software license element consistent with the treatment of a direct acquisition of a software license. Otherwise the arrangement is to be accounted for as a service contract. This guidance does not change the existing guidance relevant to service contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for both prospective and retrospective transition methods. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.
ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), intends to simplify presentation of debt issuance costs. The provisions of ASU 2015-03 require that debt issuance costs related to a recorded debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment required of debt discounts. The current treatment, as prescribed by the currently effective literature, is to capitalize the costs of debt issuance as an asset. The recognition and measurement guidance for debt issuance costs otherwise remain unaffected. The provisions of ASU 2015-03 are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will need to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will need to consider relevant conditions that are known and reasonably knowable at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Under the new standard, the definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of that term in GAAP for loss contingencies. ASU 2014-15 will be effective for annual periods ending after December 15, 2016. Earlier adoption is permitted. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. Subsequent to June 30, 2015, ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, was issued resulting in a one year deferral of the ASU 2014-09 effective date. Thus, ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2016.. The guidance should be applied retrospectively to each prior reporting period presented. We are currently evaluating the impact that adopting this guidance will have on our consolidated financial statements.
ASU 2014-08, Presentation of Financials (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the criteria for reporting a discontinued operation while enhancing disclosures. Under the new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
3.
Statements of Operations—Additional Information

For the Years Ended June 30	2015	2014	2013
Interest expense
Term B Loan	$11,717	$2,419	$—
Revolving credit facility	918	171	—
Domestic senior credit facility	—	1,328	1,250
Senior notes	—	24,281	27,750
Mayflower, BFI and Teva term loans	—	3,051	3,840
Acquisition-related accrued interest	613	—	—
Amortization of deferred financing fees, debt discount and imputed interest	967	1,448	2,426
Other	339	383	505
	$14,554	$33,081	$35,771
Depreciation and amortization
Depreciation of property, plant and equipment	$16,813	$16,439	$14,917
Amortization of intangible assets	4,560	4,897	4,106
Amortization of other assets	231	117	—
Depreciation and amortization	$21,604	$21,453	$19,023

Depreciation of property, plant and equipment includes amortization of capitalized software costs of  $2,905, $2,657 and $2,159 during 2015, 2014 and 2013, respectively.
Amortization of intangible assets is expected to be $4,760, $3,941, $3,783, $3,749, $3,581 and $15,888 for 2016, 2017, 2018, 2019, and 2020 and thereafter, respectively.
For the Years Ended June 30	2015	2014	2013
Research and development expenditures	$9,511	$8,212	$6,638

4.
Balance Sheets—Additional Information

As of June 30	2015	2014
Accounts receivable, net
Trade accounts receivable	$114,477	$115,093
Allowance for doubtful accounts	(3,378)	(1,235)
	$111,099	$113,858

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	2015	2014
Allowance for doubtful accounts
Balance at beginning of period	$1,235	$658
Provision for bad debts	2,587	226
Effect of changes in exchange rates	(218)	351
Bad debt write-offs (recovery)	(226)	—
Balance at end of period	$3,378	$1,235

For the year ended June 30, 2013, the beginning balance for allowance for doubtful accounts was $1,041, the provision for bad debts was ($124), the bad debt write-offs was $6 and the effect of changes in exchange rates was ($265), resulting in an ending balance for allowance for doubtful accounts of  $658.
As of June 30	2015	2014
Inventories, net
Raw materials	$40,012	$44,306
Work-in-process	7,617	7,518
Finished goods	102,157	91,360
	$149,786	$143,184
Property, plant and equipment, net
Land	$9,130	$9,773
Buildings and improvements	50,276	51,364
Machinery and equipment	171,797	172,530
	231,203	233,667
Accumulated depreciation	(126,789)	(124,508)
	$104,414	$109,159

Certain facilities in Israel are on land leased for a nominal amount from the Israel Land Authority. The lease expires in July 2062. Certain facilities in Israel are on leased land. The lease expires in November 2035.
Net equipment under capital leases was $48 and $142 at June 30, 2015 and 2014, respectively, including accumulated depreciation of  $42 and $79, respectively.
Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of  $6,747 and $9,019 at June 30, 2015 and 2014, respectively.
Machinery and equipment includes construction-in-progress of  $5,748 and $4,782 at June 30, 2015 and 2014, respectively.
As of June 30	Weighted- Average Useful Life (Years)	2015	2014
Intangibles, net
Cost
Medicated feed additive product registrations	10	$11,753	$11,792
Rights to sell in international markets	10	4,292	4,292
Customer relationships	13	10,615	10,702
Technology	12	38,580	28,259
Distribution agreements	4	3,298	3,447
Trade names, trademarks and other	5	2,740	2,740
In-process research and development		1,579	—
		72,857	61,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	Weighted- Average Useful Life (Years)	2015	2014
Accumulated amortization
Medicated feed additive product registrations		(10,669)	(11,039)
Rights to sell in international markets		(4,292)	(4,292)
Customer relationships		(5,267)	(4,265)
Technology		(9,741)	(6,510)
Distribution agreements		(3,298)	(3,309)
Trade names, trademarks and other		(2,309)	(2,014)
		(35,576)	(31,429)
		$37,281	$29,803

As of June 30	2015	2014
Other assets
Goodwill	$12,613	$12,613
Acquisition related note receivable	5,000	—
Equity method investments	4,725	5,619
Insurance investments	4,788	4,626
Deferred financing fees	4,335	5,199
Deferred income taxes	221	3,486
Other	6,213	2,529
	$37,895	$34,072

Goodwill balances did not change during 2015 and 2014.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,364 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of June 30	2015	2014
Accrued expenses and other current liabilities
Employee related accruals	$22,273	$20,813
Commissions and rebates	4,148	2,973
Insurance related	1,368	1,395
Professional fees	3,543	4,229
Deferred consideration on acquisitions	1,196	1,420
Product liability claims	—	5,286
Other accrued liabilities	12,935	13,745
	$45,463	$49,861
Other liabilities
Pension and other retirement benefits	$30,909	$31,025
Long term and deferred income taxes	19,098	14,282
Deferred consideration on acquisitions	7,266	2,879
Other long term liabilities	8,375	10,128
	$65,648	$58,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	2015	2014
Accumulated other comprehensive income (loss)
Derivative instruments	$(1,542)	$386
Foreign currency translation adjustment	(32,723)	(1,409)
Unrecognized net pension gains (losses)	(19,884)	(16,663)
Income tax (provision) benefit on derivative instruments	63	63
Income tax (provision) benefit on long-term intercompany investments	4,923	—
Income tax (provision) benefit on pension gains (losses)	(2,437)	(2,437)
	$(51,600)	$(20,060)

5.
MJB Transactions

In January 2015, we entered into a Collaboration and Distribution Agreement (the “Collaboration Agreement”) with MJ Biologics, Inc. (“MJB”), pursuant to which we and MJB will collaborate on the development of certain animal vaccines and MJB granted us an exclusive license to manufacture and distribute, in North America, any vaccine product currently being developed or sold by MJB or any other product that is developed under the Collaboration Agreement. We will reimburse MJB’s cost of goods, make certain minimum base payments of  $200 per month to MJB during the term of the Collaboration Agreement, subject to certain offset provisions, and pay 50% of all gross margins over $400 per month to MJB.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have accounted for the MJB transaction as a business combination in accordance with ASC 805, Business Combinations. We have recorded intangible assets of  $9,156, which includes $7,577 of technology-related assets and $1,579 of IPR&D, and a long-term liability of  $4,156, net of the upfront payment, payable at the Closing Date and during the earn-out period. We may further refine the determination of the intangible assets during the measurement period. The closing payment will also include $5,040 (pro-rated on a monthly basis), conditional upon continuing service of a key employee through January 2018; this amount will be recognized as compensation expense over the service period. As of June 30, 2015, $747 of accrued compensation was recognized and included in the long-term liability.
We determined the fair value of the identifiable intangible assets based on the present value of the estimated projected cash flows and assigned a useful life of 15 years. We determined the fair value of the estimated future consideration payable based on the present value of the estimated payments due at the Closing Date and for estimated payments due during the earn-out period, based on projected revenues. The fair value measurements are based on significant inputs not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The fair value of the consideration payable is based on factors including estimated cash flow projections and a risk-adjusted discount rate. The fair value of the consideration payable will be evaluated at each reporting date and changes in the fair value will be recorded in the statement of operations.
We have not provided pro forma information giving effect to the acquisition because the results of operations of MJB for the period from the date of acquisition to June 30, 2015 were not material to the consolidated financial statements.
6.
Debt

Retirement of 9.25% Senior Notes, Mayflower Term Loan, BFI Term Loan and Domestic Senior Credit Facility
In connection with our IPO, in April 2014, we retired a $24,000 term loan payable to Mayflower due December 31, 2016, a $10,000 term loan payable to BFI Co., LLC (“BFI”), a Bendheim family investment vehicle, due August 1, 2014 and $36,000 of outstanding borrowings under our domestic senior credit facility. In addition, in May 2014, we retired $300,000 of 9.25% senior notes, which were due July 1, 2018 (the “Senior Notes”). Primarily as the result of the retirement of the Senior Notes, our consolidated statement of operations for the year ended June 30, 2014 included a $22,771 loss on extinguishment of debt.
Revolving Credit Facility and Term B Loan
In April 2014, Phibro, together with certain of its subsidiaries acting as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with lenders from time to time party thereto. Under the Credit Agreement, the lenders agreed to extend credit to the Company in the form of  (i) a Term B loan in an aggregate principal amount equal to $290,000 (the “Term B Loan”) and (ii) a revolving credit facility in an aggregate principal amount of  $100,000 (the “Revolver,” and together with the Term B Loan, the “Credit Facilities”). The Revolver was undrawn at closing and contains a letter of credit facility. We issued the Term B Loan at 99.75% of par value. In connection with entering into the Credit Facilities, we incurred and capitalized deferred financing fees of  $4,551.
Borrowings under the Credit Facilities bear interest based on a fluctuating rate equal to the sum of an applicable margin and, at the Company’s election from time to time, either (1) a Eurocurrency rate determined by reference to LIBOR with a term as selected by the Company, of one day or one, two, three or six months (or twelve months or any shorter amount of time if consented to by all of the lenders under the applicable loan), or (2) a base rate determined by reference to the highest of  (a) the rate as publicly announced from time to time by Bank of America as its “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The Revolver has applicable margins equal to 1.50% or 1.75%, in the case of base rate loans, and 2.50% or 2.75%, in the case of LIBOR loans; the margins are based on the First Lien Net Leverage Ratio. The Term B Loan has applicable margins equal to 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR loans. Interest on the Term B Loan is subject to a floor of 1.00% in the case of LIBOR loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indebtedness under the Credit Facilities is collateralized by a first priority lien on substantially all assets of Phibro and certain of our domestic subsidiaries. The Term B Loan requires, among other things, mandatory quarterly principal payments of  $725 beginning September 2014. The maturity dates of the Revolver and the Term B Loan are April 2019 and April 2021, respectively.
Pursuant to the terms of the Credit Agreement, the Credit Facilities are subject to various covenants which, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is declared.
The Revolver requires, among other things, the maintenance of a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio, calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement) occur. The permitted maximum ratio is 4.50:1.00 for measurement periods through June 30, 2015 and 4.25:1.00 for measurements periods thereafter. As of June 30, 2015, we were in compliance with the covenants of the Credit Facilities.
As of June 30, 2015, we had $3,000 in borrowings under the Revolver and had outstanding letters of credit of  $14,008, leaving $82,992 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
The weighted-average interest rate on the Revolver was 2.80% for the year ended June 30, 2015. There were no outstanding borrowings under the facility for the year ended June 30, 2014.
The weighted-average interest rate on the Term B loan was 4.00% for the years ended June 30, 2015 and 2014.
Foreign Short-Term Debt
Our Israel subsidiaries have aggregate credit facilities available of approximately $15 million (the “Israel Credit Facility”). As of June 30, 2015, we had no outstanding borrowings or other commitments outstanding under the Israel Credit Facility. Interest rate elections under the Israel Credit Facility are LIBOR plus 2.25% or Prime Rate plus 0.5%. The Israel Credit Facility matures in December 2015.
Long-Term Debt
As of June 30	2015	2014
Term B loan due April 2021	$287,100	$290,000
Capitalized lease obligations	18	94
	287,118	290,094
Unamortized debt discount	(600)	(703)
	286,518	289,391
Less: current maturities	(2,809)	(2,969)
	$283,709	$286,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate Maturities of Long-Term Debt
For the Years Ended June 30
2016	$2,913
2017	2,905
2018	2,900
2019	2,900
2020	2,900
Thereafter	272,600
Total	$287,118

7.
Common Stock, Warrant, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2015 and 2014 were:
	2015	2014		2015	2014
As of June 30	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock−Class A	300,000,000	300,000,000	$0.0001	17,747,793	17,442,953
Common stock−Class B	30,000,000	30,000,000	$0.0001	21,320,275	21,348,600
Common Stock and Common Stock Warrant
General
Except as otherwise provided by our amended and restated certificate of incorporation or applicable law, the holders of our Class A common stock and Class B common stock shall vote together as a single class. There are no cumulative voting rights.
Holders of our Class A common stock and Class B common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.
Upon our dissolution or liquidation or the sale of all or substantially all of our assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of our Class A common stock and Class B common stock will be entitled to receive our remaining assets available for distribution.
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
Class B Common Stock
Holders of our Class B common stock are entitled to 10 votes for each share held of record on all matters submitted to a vote of stockholders. BFI holds all of our outstanding Class B common stock.
Holders of our Class B common stock do not have preemptive or subscription rights. There are no redemption or sinking fund provisions applicable to our Class B common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Holders of our Class B common stock have the right to require us to register the sales of their shares under the Securities Act, under the terms of an agreement between us and the holders.
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
Dividends
We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. We declared and paid quarterly cash dividends totaling $15,595 for the year ended June 30, 2015, to holders of our Class A common stock and Class B common stock. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
8.
Stock Option Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted, and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 5,131,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2015.
In February 2009 and April 2013, PAHC’s Compensation Committee awarded stock options with an exercise price of  $11.83 per share, pursuant to the Incentive Plan. In connection with the grants, we obtained third party valuation reports and determined that the exercise price per share was not less than the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the common stock at the grant date. The weighted-average grant-date fair value of stock options was $0.99. The awards granted were non-qualified stock options that vested at various dates through March 2014. The options expire in February 2019. All stock options are exercisable for Class A common stock.
The Company recognized compensation expense for the options over the vesting period in selling, general and administrative expenses. As of June 30, 2015, there was no unrecognized compensation expense. Expense related to stock options for 2015, 2014 and 2013, was $0, $73 and $215, respectively. The following table summarizes the activity related to stock options during 2015:
Options	Shares	Weighted- Average Exercise Price Per Share
Outstanding, June 30, 2014	1,498,380	$11.83
Granted	—	—
Exercised	(112,840)	$11.83
Forfeited or expired	—	—
Outstanding, June 30, 2015	1,385,540	$11.83
Exercisable, June 30, 2015	1,385,540	$11.83

All options were fully vested and exercisable at June 30, 2015. At June 30, 2015, options outstanding and exercisable had a weighted average remaining contractual life was 3.7 years, and had a $37,562 aggregate intrinsic value, based on the market price as of that date, less the exercise price.
The Company uses the Black-Scholes option pricing model for determining the fair value of option grants. The following assumptions were used in the Black-Scholes model in determining the fair value of the most recently granted stock options:
2013
Risk-free rate of return	2.70%
Expected life	3.0 to 7.5 years
Expected volatility	35%−50%
Expected dividend yield	0.00%
The risk-free rate of return is based on U.S. treasury rates, for bonds with similar maturities, as of the grant date. The expected life is based on historical turnover rates by employee classification. Expected volatility is estimated based on implied volatility and a comparison to similar publicly traded companies in similar industries. At the dates of the grants, the expected dividend yield assumed the Company would not pay dividends for the expected life of the options.
9.
Related Party Transactions

The Mayflower term loan and the BFI term loan were related party transactions for the periods outstanding.
Certain relatives of Mr. Bendheim provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $1,927, $1,764 and $1,858 for 2015, 2014 and 2013, respectively.
10.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the pension plan were as of June 30, 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the projected benefit obligation, plan assets and funded status were:
For the Years Ended June 30	2015	2014
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$57,599	$46,569
Service cost	2,954	2,457
Interest cost	2,618	2,333
Benefits paid	(1,116)	(1,092)
Actuarial (gain) loss	550	7,332
Projected benefit obligation at end of year	$62,605	$57,599
Change in plan assets
Fair value of plan assets at beginning of year	$39,581	$31,501
Actual return on plan assets	(1,248)	4,339
Employer contributions	6,815	4,833
Benefits paid	(1,116)	(1,092)
Fair value of plan assets at end of year	$44,032	$39,581
Funded status at end of year	$(18,573)	$(18,018)

The funded status is included in other liabilities in the consolidated balance sheets. At June 30, 2015 and 2014, the accumulated benefit obligation was $56,904 and $51,980, respectively.
The Company expects to contribute approximately $12,990 to the pension plan during 2016. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities.
Accumulated other comprehensive (income) loss related to the pension plan was:
For the Years Ended June 30	2015	2014
Balance at beginning of period	$16,663	$12,240
Amortization of net actuarial loss (gain) and prior service costs	(1,405)	(903)
Current period net actuarial loss (gain)	4,626	5,326
Net change	3,221	4,423
Balance at end of period	$19,884	$16,663

Amortization of unrecognized net actuarial (gain) loss and prior service costs will be approximately $1,589 during 2016.
Net periodic pension expense was:
For the Years Ended June 30	2015	2014	2013
Service cost−benefits earned during the year	$2,954	$2,457	$2,729
Interest cost on benefit obligation	2,618	2,333	2,058
Expected return on plan assets	(2,828)	(2,334)	(2,136)
Amortization of net actuarial loss and prior service costs	1,405	904	1,405
Net periodic pension expense	$4,149	$3,360	$4,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant actuarial assumptions for the plan were:
For the Years Ended June 30	2015	2014	2013
Discount rate for service and interest	4.5%	5.0%	4.4%
Expected rate of return on plan assets	6.7%	7.0%	7.5%
Rate of compensation increase	3.0%–3.75%	3.0%–4.5%	3.0%–4.5%
Discount rate for year-end benefit obligation	4.6%	4.5%	5.0%
The plan used the Aon Hewitt AA Bond Universe as a benchmark for its discount rate as of June 30, 2015, 2014 and 2013. The discount rate is determined by matching the pension plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues which are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.
Estimated future benefit payments, including benefits attributable to future service, are:
For the Years Ended June 30
2016	$1,685
2017	1,938
2018	2,173
2019	2,433
2020	2,724
2021–2024	17,886
The plan’s target asset allocations for 2016 and the weighted-average asset allocation of plan assets as of June 30, 2015 and 2014 are:
	Target Allocation	Percentage of Plan Assets
For the years ended June 30	2016	2015	2014
Debt securities	10%–35%	19%	20%
Equity securities	20%–50%	35%	35%
Global asset allocation/risk parity(1)	20%–40%	35%	35%
Other	0%–25%	11%	10%

(1)
The global asset allocation/risk parity category consists of a variety of asset classes including, but not limited to, global bonds, global equities, real estate and commodities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the Company’s plan assets by asset category were:
	Fair Value Measurements Using
As of June 30, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$129	$—	$—	$129
Common-collective funds
Global large cap equities	—	10,995	—	10,995
Fixed income securities	—	8,565	—	8,565
Global asset allocations/risk parity	—	6,685	—	6,685
Mutual funds
Global equities	4,366	—	—	4,366
Global asset allocations/risk parity	4,303	—	—	4,303
Other
Global asset allocations/risk parity	—	—	4,251	4,251
Other	—	—	4,738	4,738
	$8,798	$26,245	$8,989	$44,032

	Fair Value Measurements Using
As of June 30, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$138	$—	$—	$138
Common-collective funds
Global large cap equities	—	9,909	—	9,909
Fixed income securities	—	3,935	—	3,935
Global asset allocations/risk parity	—	5,803	—	5,803
Mutual funds
Global equities	3,925	—	—	3,925
Fixed income securities	1,913	—	—	1,913
Global asset allocations/risk parity	3,927	—	—	3,927
Other
Fixed income securities	—	—	2,007	2,007
Global asset allocations/risk parity	—	—	3,954	3,954
Other	—	—	4,070	4,070
	$9,903	$19,647	$10,031	$39,581

The table below provides a summary of the changes in the fair value of Level 3 assets:
Change in Fair Value Level 3 assets	2015	2014
Balance at beginning of period	$10,031	$280
Redemptions	(2,026)	22
Purchases	1,280	9,773
Change in fair value	(296)	(44)
Balance at end of period	$8,989	$10,031

The following outlines the valuation methodologies used to estimate the fair value of our pension plan assets:
•
Cash and cash equivalents are valued at $1 per unit;

•
Common-collective funds are determined based on current market values of the underlying assets of the fund;

•
Mutual funds and foreign currency deposits are valued using quoted market prices in active markets; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
For Level 3 managed assets, business appraisers use a combination of valuations and appraisal methodologies, as well as a number of assumptions to create a price which brokers evaluate. For Level 3 non-managed assets, pricing is provided by various sources, such as issuer or investment manager.

Our consolidated balance sheets include other liabilities of  $12,438 and $13,007 as of June 30, 2015 and 2014, respectively, for other retirement benefits, including supplemental executive retirement benefits, international retirement plans and other employee benefit plans. Expense under these plans was $3,286, $3,832 and $2,817 for 2015, 2014 and 2013, respectively.
We provide a 401(k) retirement savings plan, under which United States employees may make a pre-tax contribution of up to the lesser of 60% of compensation or the maximum amount permitted under the U.S. Internal Revenue Code. We make a matching contribution equal to 100% of the first 1% of an employee’s contribution and make a matching contribution equal to 50% of the next 5% of an employee’s contribution. Employees hired on or after January 1, 2014, receive a non-elective Company contribution of 3% and are eligible to receive an additional discretionary payment between 1% and 4%, depending on age and years of service, provided that such payments comply with mandatory non-discrimination testing. Participants are fully vested in employer contributions after two years of service. Our contribution expense was $1,583, $1,281 and $1,175 in 2015, 2014 and 2013, respectively.
11.
Income Taxes

Income (loss) before income taxes was:
For the Years Ended June 30	2015	2014	2013
Domestic	$15,937	$(26,226)	$(6,581)
Foreign	62,826	32,534	24,429
Income (loss) before income taxes	$78,763	$6,308	$17,848

Components of the provision for income taxes were:
For the Years Ended June 30	2015	2014	2013
Current provision (benefit):
Federal	$(468)	$(673)	$—
State and local	(48)	(268)	391
Foreign	13,868	9,087	4,487
Total current provision	13,352	8,146	4,878
Deferred provision (benefit):
Federal	6,157	(1,632)	(12,160)
State and local	1,311	(1,877)	(616)
Foreign	5,933	966	(1,204)
Change in valuation allowance–domestic	(7,468)	3,509	1,704
Change in valuation allowance–foreign	(802)	323	355
Total deferred provision	5,131	1,289	(11,921)
Provision (benefit) for income taxes	$18,483	$9,435	$(7,043)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the Federal statutory rate to the Company’s effective tax rate were:
For the Years Ended June 30	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	0.2	(0.9)	1.4
Change in federal valuation allowance	(7.8)	43.6	7.8
Foreign income tax rates and change in foreign valuation allowance	(1.6)	(60.9)	(17.5)
Foreign withholding tax	0.3	36.5	1.4
Foreign incentive tax rates	(4.1)	(30.1)	(13.9)
Acquisition related change in domestic valuation allowance	—	—	(50.7)
Change in liability for uncertain tax positions	1.5	(34.9)	5.4
Taxable income not recorded on books	—	—	0.6
Repatriation of foreign earnings	—	138.7	—
Permanent items	(0.3)	26.1	(7.9)
Other	0.3	(3.5)	(1.1)
Effective tax rate	23.5%	149.6%	(39.5)%

We have not provided for United States or additional foreign taxes on approximately $125,313 of undistributed earnings of foreign subsidiaries, which earnings have been or are intended to be indefinitely reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated. Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
During 2014, we reviewed the ongoing cash needs of our foreign subsidiaries and determined $25,000 was not needed for reinvestment. Based on this review, we changed our indefinite reinvestment assertion solely with respect to those earnings and recorded $3,160 of foreign withholding taxes in the provision for income taxes. Our domestic operations received a $25,000 repatriation of foreign earnings in 2014.
The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:
As of June 30	2015	2014
Deferred tax assets:
Employee related accruals	$9,778	$12,417
Inventory	3,889	2,303
Environmental remediation	2,155	2,306
Net operating loss carry forwards–domestic	13,641	19,183
Net operating loss carry forwards–foreign	4,127	8,729
Other	5,418	7,237
	39,008	52,175
Valuation allowance	(26,622)	(32,892)
	12,386	19,283
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(11,088)	(13,428)
Unrealized foreign exchange gains	—	(4,680)
Other	(461)	(131)
	(11,549)	(18,239)
Net deferred tax asset (liability)	$837	$1,044

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are included in the consolidated balance sheets as follows:
As of June 30	2015	2014
Prepaid expenses and other current assets	$7,456	$3,242
Accrued expenses and other current liabilities	—	(1,626)
Other assets	222	3,486
Other liabilities	(6,841)	(4,058)
	$837	$1,044

We review the realizability of our deferred tax assets whenever circumstances require. As of June 30, 2015, we evaluated the positive and negative evidence relating to the realizability of certain deferred tax assets and determined we will maintain a full valuation allowance against our deferred tax assets from domestic and certain foreign jurisdictions. Currently there is insufficient positive evidence to support that it is more likely than not we will be able to utilize these deferred tax assets. We will evaluate the realizability of the deferred tax assets in future periods, and to the extent that a positive earnings trend continues, a significant portion of the valuation allowances may be released, resulting in a benefit to the provision for income taxes.
The valuation allowances for deferred tax assets for the periods presented were:
As of June 30	2015	2014	2013
Balance at beginning of period	$32,892	$27,753	$36,763
Provision for income taxes	(6,270)	5,139	2,059
Permanent adjustment for Other Comprehensive Income	—	—	(2,016)
Acquisition related adjustment	—	—	(9,053)
Balance at end of period	$26,622	$32,892	$27,753

The valuation allowance for deferred tax assets as of June 30, 2015, includes $21,887 related to domestic jurisdictions and $4,735 related to foreign jurisdictions.
The change in valuation allowance for the year ended June 30, 2013, included a $9,053 reversal of domestic valuation allowance. The reversal offset acquisition-related deferred tax liabilities recorded related to certain acquired definite-lived intangible assets.
The Company has approximately $34,728 of domestic federal net operating loss carry forwards that expire in 2027 through 2034 and approximately $67,644 of state net operating loss carry forwards that will expire in 2015 through 2034. In addition, the Company has approximately $13,396 of foreign net operating loss carry forwards, most of which are in jurisdictions which have no expiration.
Unrecognized tax benefits of  $8,078, along with accrued interest and penalties of  $1,326 as of June 30 2015, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods presented are detailed below:
As of June 30	2015	2014	2013
Unrecognized tax benefits–beginning of period	$7,420	$12,261	$6,565
Tax position changes–prior periods	(24)	1,276	4,996
Tax position changes–current period	1,945	1,036	404
Settlements with tax authorities	—	(2,215)	—
Lapse of statute of limitations	(907)	(5,157)	—
Translation	(356)	219	296
Unrecognized tax benefits–end of period	$8,078	$7,420	$12,261
Interest and penalties–end of period	1,326	1,344	1,952
Total liabilities related to uncertain tax positions	$9,404	$8,764	$14,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized interest and penalties of  $66, $(661) and $441 for 2015, 2014 and 2013, respectively.
During 2016, we potentially will reverse $1,637 of uncertain tax positions as a result of the lapse of the statute of limitations, with a corresponding benefit to the provision for income taxes.
During 2014, certain of our foreign subsidiaries reached a settlement regarding tax examinations, resulting in a $2,614 payment to the tax authorities, a $572 reduction in our provision for income taxes and a $2,215 reduction in previously unrecognized tax benefits.
Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:
•
U.S. federal and significant states, through June 30, 2006;

•
Brazil, through December 31, 2009;

•
Israel, through June 30, 2009 for certain subsidiaries and through June 30, 2012 for certain subsidiaries.

12.
Commitments and Contingencies

Leases
We lease land and office, warehouse and manufacturing equipment and facilities for minimum annual rentals, plus certain cost escalations. We record rent expense on a straight line basis over the term of the lease. At June 30, 2015, we had the following future minimum lease commitments:
For the Years Ended June 30	Capital leases	Non-cancellable operating leases
2016	$15	$4,513
2017	6	4,194
2018	—	3,886
2019	—	2,888
2020	—	2,712
Thereafter	—	4,198
Total minimum lease payments	$21	$22,391
Amounts representing interest	(3)
Present value of minimum lease payments	$18

Rent expense under operating leases was $7,240, $6,958, and $6,084, for 2015, 2014 and 2013, respectively.
Environmental
Our operations and properties are subject to extensive federal, state, local and foreign laws and regulations, including those governing pollution; protection of the environment; the use, management, and release of hazardous materials, substances and wastes; air emissions; greenhouse gas emissions; water use, supply and discharges; the investigation and remediation of contamination; the manufacture, distribution, and sale of regulated materials, including pesticides; the importing, exporting and transportation of products; and the health and safety of our employees (collectively, “Environmental Laws”). As such, the nature of our current and former operations exposes us to the risk of claims with respect to such matters, including fines, penalties, and remediation obligations that may be imposed by regulatory authorities. Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Known costs and expenses under Environmental Laws incidental to ongoing operations, including the cost of litigation proceedings relating to environmental matters, are included within operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws or to investigate or remediate potential or actual contamination and from time to time we establish reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred are difficult to predict.
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
The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a nearby property owner has filed a complaint in the Superior Court of the State of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for alleged contamination of groundwater underneath its property, and a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA, RCRA and the common law public nuisance doctrine in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,827 and $7,273 at June 30, 2015 and 2014, respectively, which is included in current and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
13.
Derivatives

We monitor our exposure to commodity prices, interest rates and foreign currency exchange rates, and use derivatives to manage certain of these risks. These derivatives generally have an expiration/maturity of two years or less and are intended to hedge cash flows related to the purchase of inventory. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). We record the portion of the changes in the value of the derivative, related to a hedged asset or liability (the effective portion), in accumulated other comprehensive income (loss). As the hedged item is sold, we recognize the gain or loss recorded in accumulated other comprehensive income (loss) to the consolidated statements of operations on the same line where the hedged item is charged when released/sold. We immediately recognize in the consolidated statements of operations in the same line as the hedged item, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion).
We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of the assessment, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
At June 30, 2015, the following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges:
Instrument	Hedge	Notional amount at June 30, 2015	Fair value as of June 30,
			2015	2014
Options	Brazilian Real calls	R$ 136,500	$493	$432
Options	Brazilian Real puts	(R$ 136,500)	(2,035)	(46)
The unrecognized gains (losses) at June 30, 2015, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. All derivative contracts that matured during 2015, 2014 and 2013 had no value at maturity and no gains (losses) were realized. Of the $(1,542) of unrecognized gain (losses) on derivative instruments included in accumulated other comprehensive income (loss) at June 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015, we anticipate that $(300) of the current fair value will be recognized in earnings within the next twelve months. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold. We hedge forecasted transactions for periods not exceeding twenty-four months.
14.
Fair Value Measurements

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Financial assets and liabilities are measured at fair value using the three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in the valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1 –
Quoted prices in active markets for identical assets or liabilities.

Level 2 –
Significant observable inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

Level 3 –
Unobservable inputs for which there is little or no market data available, and which are significant to the overall fair value measurement, are employed which require the reporting entity to develop its own assumptions.

In assessing the fair value of financial instruments at June 30, 2015 and 2014, we used a variety of methods and assumptions which were based on estimates of market conditions and risks existing at the time.
Current Assets and Liabilities
We consider the carrying amounts of current assets and current liabilities to be representative of their fair value because of the current nature of these items.
Letters of Credit
We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The carrying values of these letters of credit are considered to be representative of their fair values because of the nature of the instruments.
Long Term Debt
We record the Term B Loan at book value in our consolidated financial statements. We believe the carrying value of the Term B Loan is approximately equal to the fair value.
Deferred Consideration on Acquisitions
We estimated the fair value of the deferred consideration on acquisitions using the income approach, based on the Company’s current sales forecast related to the acquired business.
Derivatives
We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments, such as spot and forward currency translation rates.
As of June 30	2015			2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives	$—	$(1,542)	$—	$—	$386	$—
Deferred consideration on acquisitions	—	—	5,465	—	—	1,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides a summary of the changes in the fair value of Level 3 assets:
	2015	2014
Balance at beginning of period	$1,015	$1,725
Changes in estimate	216	(403)
New items	4,769	—
Payments	(535)	(307)
Balance at end of period	$5,465	$1,015

For a detailed discussion on the fair value of our pension plan assets and the applicable hierarchy for the various components, see “—Employee Benefit Plans.”
15.
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended June 30	2015	2014	2013
Net sales
Animal Health	$470,800	$431,053	$384,941
Mineral Nutrition	227,102	201,599	203,169
Performance Products	50,689	59,262	65,041
	$748,591	$691,914	$653,151
Depreciation and amortization
Animal Health	$15,430	$15,484	$13,907
Mineral Nutrition	2,468	2,368	2,275
Performance Products	577	412	242
Corporate	3,129	3,189	2,599
	$21,604	$21,453	$19,023
Adjusted EBITDA
Animal Health	$120,259	$100,280	$82,997
Mineral Nutrition	14,429	11,636	12,069
Performance Products	2,646	4,626	2,927
Corporate	(27,315)	(25,945)	(22,239)
	$110,019	$90,597	$75,754
Reconciliation of Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$110,019	$90,597	$75,754
Depreciation and amortization	(21,604)	(21,453)	(19,023)
Loss on insurance claim	—	(5,350)	—
Acquisition related compensation expense	(747)	—	—
Interest expense, net	(14,305)	(32,962)	(35,629)
Foreign currency gains (losses), net	5,400	(1,753)	(3,103)
Loss on extinguishment of debt	—	(22,771)	—
Other income (expense), net	—	—	(151)
Income before income taxes	$78,763	$6,308	$17,848

As of June 30	2015	2014
Identifiable assets
Animal Health	$361,078	$361,376
Mineral Nutrition	59,881	57,460
Performance Products	22,255	23,429
Corporate	50,104	30,058
	$493,318	$472,323

The Animal Health segment includes all goodwill. The Animal Health segment includes advances to and investment in equity method investee of  $4,364 and $5,140 as of June 30, 2015 and 2014, respectively. The Performance Products segment includes an investment in equity method investee of  $361 and $479 as of June 30, 2015 and 2014, respectively. Corporate includes all cash and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.
Geographic Information

The following is information about our geographic operations. Information is attributed to the geographic areas based on the locations of our subsidiaries.
For the Years Ended June 30	2015	2014	2013
Net sales
United States	$475,942	$435,414	$414,768
Israel	93,459	89,739	93,248
Latin America and Canada	99,578	84,775	68,575
Europe and Africa	36,397	38,563	32,501
Asia/Pacific	43,215	43,423	44,059
	$748,591	$691,914	$653,151

As of June 30	2015	2014
Property, plant and equipment, net
United States	$43,775	$40,926
Israel	36,367	33,426
Brazil	22,767	32,946
Other	1,505	1,861
	$104,414	$109,159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.
Selected Quarterly Financial Data (Unaudited)

This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein. We previously restated our interim consolidated financial statements for the three and nine months ended March 31, 2015, to correct errors in accounting for income taxes arising from long-term intercompany investments. We incorrectly recorded benefits in the provision for income taxes instead of recording the benefits in other comprehensive income. The correcting adjustments increased the provision for income taxes, reduced net income and increased other comprehensive income. We restated the three and nine months ended March 31, 2015, because we concluded the corrections were material to the interim consolidated financial statements. This quarterly financial data also presents the effects of the corrections on the three months ended September 30, 2014, and the three and six months ended December 31, 2014. We concluded the corrections were not material to those periods.
	Quarters				Year
For the Periods Ended	September 30, 2014 (Revised)	December 31, 2014 (Revised)	March 31, 2015 (Restated)	June 30, 2015	June 30, 2015
	(in thousands)
Net sales
Animal Health	$117,225	$118,785	$117,346	$117,444	$470,800
Mineral Nutrition	55,447	58,742	57,320	55,593	227,102
Performance Products	14,786	11,161	12,829	11,913	50,689
Total net sales	187,458	188,688	187,495	184,950	748,591
Cost of goods sold	127,129	132,603	128,385	124,102	512,219
Gross profit	60,329	56,085	59,110	60,848	236,372
Selling, general and administrative expenses	35,224	36,298	37,297	39,885	148,704
Operating income (loss)	25,105	19,787	21,813	20,963	87,668
Interest expense, net	3,490	3,515	3,602	3,698	14,305
Foreign currency (gains) losses, net	(1,204)	(1,018)	(4,633)	1,455	(5,400)
Income before income taxes	22,819	17,290	22,844	15,810	78,763
Provision (benefit) for income taxes	3,887	3,042	6,148	5,406	18,483
Net income	$18,932	$14,248	$16,696	$10,404	$60,280
Net income per share
basic	$0.49	$0.37	$0.43	$0.27	$1.55
diluted	$0.48	$0.36	$0.42	$0.26	$1.51
Adjusted EBITDA
Animal Health	$32,454	$28,296	$29,629	$29,880	$120,259
Mineral Nutrition	3,479	3,754	3,761	3,435	14,429
Performance Products	1,036	162	994	454	2,646
Corporate	(6,511)	(7,184)	(6,888)	(6,732)	(27,315)
Adjusted EBITDA	$30,458	$25,028	$27,496	$27,037	$110,019
Reconciliation of Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$30,458	$25,028	$27,496	$27,037	$110,019
Depreciation and amortization	(5,353)	(5,241)	(5,356)	(5,654)	(21,604)
Acquisition related compensation expense	—	—	(327)	(420)	(747)
Interest expense, net	(3,490)	(3,515)	(3,602)	(3,698)	(14,305)
Foreign currency gains (losses), net	1,204	1,018	4,633	(1,455)	5,400
Income before income taxes	$22,819	$17,290	$22,844	$15,810	$78,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarters				Year
For the Periods Ended	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	June 30, 2014
	(in thousands)
Net sales
Animal Health	$101,171	$107,966	$107,808	$114,108	$431,053
Mineral Nutrition	46,186	50,633	49,901	54,879	201,599
Performance Products	14,871	14,143	15,558	14,690	59,262
Total net sales	162,228	172,742	173,267	183,677	691,914
Cost of goods sold	112,716	121,586	120,425	129,412	484,139
Gross profit	49,512	51,156	52,842	54,265	207,775
Selling, general and administrative expenses	33,115	34,138	35,520	41,208	143,981
Operating income (loss)	16,397	17,018	17,322	13,057	63,794
Interest expense, net	8,735	8,719	8,744	6,764	32,962
Foreign currency (gains) losses, net	648	1,165	275	(335)	1,753
Loss on extinguishment of debt	—	—	—	22,771	22,771
Income (loss) before income taxes	7,014	7,134	8,303	(16,143)	6,308
Provision (benefit) for income taxes	1,171	4,832	1,933	1,499	9,435
Net income (loss)	$5,843	$2,302	$6,370	$(17,642)	$(3,127)
Net income per share–basic and diluted	$0.19	$0.08	$0.21	$(0.47)	$(0.10)
Adjusted EBITDA
Animal Health	$24,107	$24,522	$25,505	$26,146	$100,280
Mineral Nutrition	2,460	2,878	2,807	3,491	11,636
Performance Products	1,096	1,103	906	1,521	4,626
Corporate	(6,065)	(6,193)	(6,774)	(6,913)	(25,945)
Adjusted EBITDA	$21,598	$22,310	$22,444	$24,245	$90,597
Reconciliation of Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$21,598	$22,310	$22,444	$24,245	$90,597
Depreciation and amortization	(5,201)	(5,292)	(5,122)	(5,838)	(21,453)
Loss on insurance claim	—	—	—	(5,350)	(5,350)
Interest expense, net	(8,735)	(8,719)	(8,744)	(6,764)	(32,962)
Foreign currency gains (losses), net	(648)	(1,165)	(275)	335	(1,753)
Loss on extinguishment of debt	—	—	—	(22,771)	(22,771)
Income before income taxes	$7,014	$7,134	$8,303	$(16,143)	$6,308

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015.
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making its assessment of internal control over financial reporting, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Based upon that evaluation, we have identified the following deficiencies as of June 30, 2015 in our internal control over financial reporting:
•
We did not maintain effective internal controls to ensure processing and reporting of valid transactions is complete, accurate, and timely. Specifically, we have not designed and implemented formal accounting policies and procedures that define how transactions across the business cycles should be initiated, recorded, processed and reported and appropriately authorized and approved. This material weakness resulted in audit adjustments with respect to the consolidated financial statements for the year ended June 30, 2015 related to the recognition of selling expenses and recording of inventory receipts.

•
We did not maintain effective internal controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This material weakness resulted in audit adjustments identified with respect to the consolidated financial statements for the year ended June 30, 2015 related to dividend presentation and business acquisitions, as well as those that resulted in the restatement of the consolidated financial statements for the quarter ended March 31, 2015.
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

Each of the control deficiencies described above could result in a misstatement that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.
Because of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2015, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.
Due to a transition period established by the rules of the SEC for emerging growth companies, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plans and Other Information
We are actively engaged in planning and implementing remediation efforts to address the material weaknesses identified above. We have taken and will take a number of actions to remediate the material weaknesses including, but not limited to, adding senior experienced accounting and financial personnel and allocating existing internal resources to address and remediate the access rights within key financial systems and records. Management is committed to improving our internal control processes and believes that the measures described above, when fully implemented and validated, would be sufficient to strengthen our internal control over financial reporting and remediate the identified material weaknesses. We cannot assure you, however, that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.
Item 9B.   Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2015.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”
Item 11.   Executive Compensation
The information required by this item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2015.
Item 12.   Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2015.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2015.
Item 14.   Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2015.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
(1)
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the fiscal years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2015, 2014 and 2013
Consolidated Balance Sheets at June 30, 2015 and 2014
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended June 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(2)
Schedules: None

(3)
The exhibits filed are listed in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.
Phibro Animal Health Corporation
September 10, 2015	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Phibro Animal Health Corporation
September 10, 2015	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
September 10, 2015	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer
September 10, 2015	By:	/s/ Gerald K. Carlson Gerald K. Carlson Director and Chief Operating Officer
September 10, 2015	By:	/s/ Daniel M. Bendheim Daniel M. Bendheim Director and Executive Vice President, Corporate Strategy
September 10, 2015	By:	/s/ E. Thomas Corcoran E. Thomas Corcoran Director
September 10, 2015	By:	/s/ Sam Gejdenson Sam Gejdenson Director
September 10, 2015	By:	/s/ George Gunn George Gunn Director
September 10, 2015	By:	/s/ Mary Lou Malanoski Mary Lou Malanoski Director
September 10, 2015	By:	/s/ Carol A. Wrenn Carol A. Wrenn Director

EXHIBIT INDEX
Exhibit 10.34
Executive Long-Term Incentive Agreement dated May 11, 2015, by and between Phibro Animal Health Corporation and Richard G. Johnson

Exhibit 23
Consent of Independent Registered Public Accounting Firm

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