Form 10-Q
period 2015-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2015-11-09
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 2, 2015, there were 18,101,757 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 21,043,811 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months
For the Periods Ended September 30	2015	2014
	(unaudited) (in thousands, except per share amounts)
Net sales	$187,120	$187,458
Cost of goods sold	126,960	127,129
Gross profit	60,160	60,329
Selling, general and administrative expenses	38,302	35,224
Operating income	21,858	25,105
Interest expense, net	3,819	3,490
Foreign currency (gains) losses, net	(5,453)	(1,204)
Income before income taxes	23,492	22,819
Provision for income taxes	4,739	3,887
Net income	$18,753	$18,932
Net income per share:
basic	$0.48	$0.49
diluted	$0.47	$0.48
Weighted average common shares outstanding:
basic	39,092	38,900
diluted	40,012	39,584
Dividends per share	$0.10	$0.10
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months
For the Periods Ended September 30	2015	2014
	(unaudited) (in thousands)
Net income	$18,753	$18,932
Change in fair value of derivative instruments	(4,903)	(429)
Foreign currency translation adjustment	(21,729)	(9,980)
Unrecognized net pension gains (losses)	384	285
(Provision) benefit for income taxes	3,686	1,549
Other comprehensive income (loss)	(22,562)	(8,575)
Comprehensive income (loss)	$(3,809)	$10,357

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	September 30, 2015	June 30, 2015
	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$31,817	$29,216
Accounts receivable, net	113,710	111,099
Inventories, net	147,294	149,786
Other current assets	24,170	23,627
Total current assets	316,991	313,728
Property, plant and equipment, net	103,651	104,414
Intangibles, net	36,011	37,281
Other assets	36,825	37,895
Total assets	$493,478	$493,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,819	$2,809
Accounts payable	59,469	63,061
Accrued expenses and other current liabilities	46,039	45,463
Total current liabilities	108,327	111,333
Revolving credit facility	20,500	3,000
Long-term debt	283,007	283,709
Other liabilities	59,042	65,648
Total liabilities	470,876	463,690
Commitments and contingencies (Note 11)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 18,042,757 and 17,747,793 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively; 30,000,000 Class B shares authorized, 21,083,811 and 21,320,275 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	4	4
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	114,975	118,192
Accumulated deficit	(18,215)	(36,968)
Accumulated other comprehensive income (loss)	(74,162)	(51,600)
Total stockholders’ equity	22,602	29,628
Total liabilities and stockholders’ equity	$493,478	$493,318

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months
For the Periods Ended September 30	2015	2014
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$18,753	$18,932
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,429	5,353
Amortization of deferred financing costs and debt discount	242	242
Acquisition related accrued compensation	420	—
Acquisition related accrued interest	345	—
Deferred income taxes	38	546
Foreign currency (gains) losses, net	(5,434)	(316)
Other	53	(97)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,597)	1,418
Inventories, net	(5,469)	(7,499)
Prepaid expenses and other current assets	(1,570)	3,472
Other assets	(444)	32
Accounts payable	(3,010)	5,432
Accrued expenses and other liabilities	(6,150)	(10,155)
Net cash provided (used) by operating activities	(2,394)	17,360
INVESTING ACTIVITIES
Capital expenditures	(8,094)	(3,975)
Other, net	246	15
Net cash provided (used) by investing activities	(7,848)	(3,960)
FINANCING ACTIVITIES
Borrowings under the revolving credit facility	55,500	—
Repayments of the revolving credit facility	(38,000)	—
Payments of long-term debt, capital leases and other	(734)	(861)
Proceeds from common shares issued	693	—
Dividends paid	(3,910)	(3,896)
Net cash provided (used) by financing activities	13,549	(4,757)
Effect of exchange rate changes on cash	(706)	(715)
Net increase (decrease) in cash and cash equivalents	2,601	7,928
Cash and cash equivalents at beginning of period	29,216	11,821
Cash and cash equivalents at end of period	$31,817	$19,749

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
1.
Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (collectively, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food animals including poultry, swine, cattle, dairy and aquaculture. The Company is also a manufacturer and marketer of performance products for use in the personal care, automotive, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “the Company” and similar expressions refer to Phibro and its subsidiaries.
The unaudited consolidated financial information for the three months ended September 30, 2015 and 2014 is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Annual Report”), filed with the Securities and Exchange Commission on September 10, 2015 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2015 was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
The consolidated financial statements include the accounts of Phibro and its consolidated subsidiaries. The decision whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective control over the entity. Intercompany balances and transactions have been eliminated in the consolidated financial statements.
2.
Correction of Prior Year Interim Consolidated Financial Statements

We have revised the consolidated financial statements for the three months ended September 30, 2014 to correct errors in accounting for income taxes arising from long-term intercompany investments. We incorrectly recorded the benefits in the provision for income taxes instead of recording the benefits in other comprehensive income. The correcting adjustment increased the provision for income taxes, reduced net income and increased other comprehensive income. We concluded the correction was not material to the period.
Consolidated statement of operations
Three Months
For the Period Ended	September 30, 2014
(in thousands, except per share amount)
As reported
Provision (benefit) for income taxes	$2,338
Net income (loss)	20,481
Net income (loss) per share – basic	0.53
Net income (loss) per share – diluted	0.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months
For the Period Ended	September 30, 2014
(in thousands, except per share amount)
Correction
Provision (benefit) for income taxes	$1,549
Net income (loss)	(1,549)
Net income (loss) per share – basic	(0.04)
Net income (loss) per share – diluted	(0.04)
As corrected
Provision (benefit) for income taxes	$3,887
Net income (loss)	18,932
Net income (loss) per share – basic	0.49
Net income (loss) per share – diluted	0.48
Consolidated statement of comprehensive income
Three Months
For the Period Ended	September 30, 2014
(in thousands)
As reported
Net income (loss)	$20,481
Other comprehensive income (loss)	(10,124)
Comprehensive income (loss)	10,357
Correction
Net income (loss)	$(1,549)
Other comprehensive income (loss)	1,549
Comprehensive income (loss)	—
As corrected
Net income (loss)	$18,932
Other comprehensive income (loss)	(8,575)
Comprehensive income (loss)	10,357
Consolidated statement of cash flows
Three Months
For the Period Ended	September 30, 2014
(in thousands)
As reported
Net income (loss)	$20,481
Deferred income tax	(1,003)
Net cash provided (used) by operating activities	17,360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months
For the Period Ended	September 30, 2014
(in thousands)
Correction
Net income (loss)	$(1,549)
Deferred income tax	1,549
Net cash provided (used) by operating activities	—
As corrected
Net income (loss)	$18,932
Deferred income tax	546
Net cash provided (used) by operating activities	17,360
3.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2015, there have been no material changes to any of the significant accounting policies contained therein.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares equivalents resulting from the assumed exercise of stock options and warrants. For the three months ended September 30, 2015 and 2014, all common share equivalents were included in the calculation of diluted net income per share.
	Three Months
For the Periods Ended September 30	2015	2014
Net income	$18,753	$18,932
Weighted average number of shares – basic	39,092	38,900
Dilutive effect of stock options and warrant	920	684
Weighted average number of shares – diluted	40,012	39,584
Net income per share:
basic	$0.48	$0.49
diluted	$0.47	$0.48
New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-12, Plan Accounting, has multiple parts that may potentially impact our consolidated financial statements. Plan Investment Disclosures (Part II) will eliminate the requirements to disclose individual investments that represent 5 percent or more of net assets available for benefits and the net appreciation or depreciation for investments by general type. The net appreciation or depreciation in investments for the period still will be required to be presented in the aggregate, but will no longer be required to be disaggregated and disclosed by general type. Measurement Date Practical Expedient (Part III) is applicable for fully benefit-responsive investment contracts only, and will allow for the contract value to be the only required method of measurement for these contracts. Under the current guidance these contracts are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to be measured at fair value. The guidance is effective for annual periods beginning after December 15, 2015. Early application is permitted. Retrospective application of the provisions of this guidance will be required. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
ASU 2015-11, Inventory (Topic 330), requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). NRV is defined as “the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
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
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will need to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will need to consider relevant conditions that are known and reasonably knowable at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Under the new standard, the definition of substantial doubt incorporates a likelihood threshold of  ”probable” similar to the current use of that term in GAAP for loss contingencies. ASU 2014-15 will be effective for annual periods ending after December 15, 2016. Earlier adoption is permitted. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. Subsequent to June 30, 2015, ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, was issued resulting in a one year deferral of the ASU 2014-09 effective date. Thus, ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2016. The guidance should be applied retrospectively to each prior reporting period presented. We are currently evaluating the impact that adopting this guidance will have on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.
Statements of Operations—Additional Information

	Three Months
For the Periods Ended September 30	2015	2014
Interest expense, net
Term B Loan	$2,935	$2,964
Revolving credit facility	260	233
Acquisition related accrued interest	345	—
Amortization of deferred financing fees, debt discount and imputed interest	242	242
Other	86	113
Interest expense	3,868	3,552
Interest (income)	(49)	(62)
	$3,819	$3,490
Depreciation and amortization
Depreciation of property, plant and equipment	$4,111	$4,228
Amortization of intangible assets	1,259	1,069
Amortization of other assets	59	56
	$5,429	$5,353

5.
Balance Sheets—Additional Information

As of	September 30, 2015	June 30, 2015
Inventories
Raw materials	$40,490	$40,012
Work-in-process	7,340	7,617
Finished goods	99,464	102,157
	$147,294	$149,786

Goodwill balances did not change during the three months ending September 30, 2015.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,098 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	September 30, 2015	June 30, 2015
Accrued expenses and other current liabilities
Employee related	$16,633	$22,273
Commissions and rebates	4,173	4,148
Insurance related	1,842	1,368
Professional fees	3,499	3,543
Income taxes	1,115	817
Deferred consideration on acquisitions	1,196	1,196
Fair value of derivatives	6,445	1,542
Other	11,136	10,576
	$46,039	$45,463

As of	September 30, 2015	June 30, 2015
Accumulated other comprehensive income (loss)
Derivative instruments	$(6,445)	$(1,542)
Foreign currency translation adjustment	(54,452)	(32,723)
Unrecognized net pension gains (losses)	(19,500)	(19,884)
(Provision) benefit for income taxes on derivative instruments	63	63
(Provision) benefit for income taxes on long-term intercompany investments	8,609	4,923
(Provision) benefit for income taxes on pension gains (losses)	(2,437)	(2,437)
	$(74,162)	$(51,600)

6.
Debt

Revolving Credit Facility and Term B Loan
We have a revolving credit facility (the “Revolver”) and a term B loan (the “Term B Loan,” and together with the Revolver, the “Credit Facilities”). Borrowings under the Credit Facilities bear interest based on a fluctuating rate equal to the sum of an applicable margin and, at the Company’s election from time to time, either (1) a Eurocurrency rate determined by reference to LIBOR or (2) a base rate determined by reference to the highest of   (a) the rate as publicly announced from time to time by Bank of America as its “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The Revolver has applicable margins equal to 2.50% or 2.75% in the case of LIBOR loans and 1.50% or 1.75% in the case of base rate loans; the applicable margins are based on the First Lien Net Leverage Ratio (as defined in the agreement governing the Credit Facilities). The Term B Loan has applicable margins equal to 3.00% in the case of LIBOR loans and 2.00% in the case of base rate loans. The LIBOR rate on the Term B Loan is subject to a floor of 1.00%.
The Revolver requires, among other things, the maintenance of a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio, calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. The permitted maximum ratio is 4.25:1.00. As of September 30, 2015, we were in compliance with the covenants of the Credit Facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2015, we had $20,500 in borrowings under the Revolver and had outstanding letters of credit of  $14,008, leaving $65,492 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The tenors of these letters of credit are all one year or less.
The weighted-average interest rates on the Revolver and Term B Loan were 2.69% and 4.00%, respectively, for the three months ended September 30, 2015.
Long-Term Debt
As of	September 30, 2015	June 30, 2015
Term B loan due April 15, 2021	$286,375	$287,100
Capitalized lease obligations	25	18
	286,400	287,118
Unamortized debt discount	(574)	(600)
	285,826	286,518
Less: current maturities	(2,819)	(2,809)
	$283,007	$283,709

7.
Dividends

We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. We declared and paid quarterly cash dividends totaling $3,910 for the three months ended September 30, 2015, to holders of our Class A common stock and Class B common stock. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
8.
Related Party Transactions

Certain relatives of Jack C. Bendheim provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $699 and $751 during the three months ended September 30, 2015 and 2014, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co. LLC, an investment vehicle of the Bendheim family.
9.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined within the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the net periodic pension expense:
	Three Months
For the Periods Ended September 30	2015	2014
Service cost – benefits earned during the period	$719	$821
Interest cost on benefit obligation	689	734
Expected return on plan assets	(742)	(766)
Amortization of net actuarial loss and prior service costs	384	286
Net periodic pension expense	$1,050	$1,075

10.
Income Taxes

For the three months ended September 30, 2015 and 2014, the Company’s income tax provision was comprised primarily of income taxes relating to profitable foreign jurisdictions. The provision for income taxes on domestic pre-tax income was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance. The provision for income taxes also includes benefits from the recognition of certain previously unrecognized tax benefits of  $1,637 and $1,218 for the three months ended September 30, 2015 and 2014, respectively.
We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. We continue to maintain a full valuation allowance against the majority of our deferred tax assets from domestic and certain foreign jurisdictions. We have evaluated the positive and negative evidence relating to the valuation allowances related to certain of these deferred tax assets, and as of September 30, 2015 have determined that we will continue to maintain a full valuation allowance against these deferred tax assets. We will continue to evaluate the necessity of these valuation allowances in future periods, and to the extent that a positive earnings trend continues, a significant portion of these allowances may be released in future periods.
11.
Commitments and Contingencies

Environmental
Our operations and properties are subject to extensive federal, state, local and foreign laws and regulations, including those governing pollution; protection of the environment; the use, management, and release of hazardous materials, substances and wastes; air emissions; greenhouse gas emissions; water use, supply and discharges; the investigation and remediation of contamination; the manufacture, distribution, and sale of regulated materials, including pesticides; the importing, exporting and transportation of products; and the health and safety of our employees (collectively, “Environmental Laws”). As such, the nature of our current and former operations exposes us to the risk of claims with respect to such matters, including fines, penalties, and remediation obligations that may be imposed by regulatory authorities. Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Known costs and expenses under Environmental Laws incidental to ongoing operations, including the cost of litigation proceedings relating to environmental matters, are included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws or to investigate or remediate potential or actual contamination and from time to time we establish reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred are difficult to predict.
While we believe that our operations are currently in material compliance with Environmental Laws, we have, from time to time, received notices of violation from governmental authorities, and have been involved in civil or criminal action for such violations. Additionally, at various sites, our subsidiaries are engaged in continuing investigation, remediation and/or monitoring efforts to address contamination associated with historic operations of the sites. We devote considerable resources to complying with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Laws and managing environmental liabilities. We have developed programs to identify requirements under, and maintain compliance with, Environmental Laws; however, we cannot predict with certainty the effect of increased and more stringent regulation on our operations, future capital expenditure requirements or the cost of compliance.
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
The U.S. Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of a facility in Santa Fe Springs, California, operated by our subsidiary Phibro-Tech, Inc. (“Phibro-Tech”). The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a nearby property owner has filed a complaint in the Superior Court of the State of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for alleged contamination of groundwater underneath its property, and a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, the Resource Conservation and Recovery Act, as amended, and the common law public nuisance doctrine in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated our cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,760 and $6,827 at September 30, 2015 and June 30, 2015, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of the assessment for that derivative, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
At September 30, 2015, the following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges:
		Notional Amount at September 30, 2015	Fair value as of
Instrument	Hedge		September 30, 2015	June 30, 2015
Options	Brazilian Real calls	R$156,000	$564	$493
Options	Brazilian Real puts	R$(156,000)	(7,009)	(2,035)
The unrecognized gains (losses) at September 30, 2015, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. Other comprehensive income (loss) included $4,903 of unrecognized losses for the three months ended September 30, 2015. Accumulated other comprehensive income (loss) at September 30, 2015 included $6,445 of unrecognized losses on derivative instruments; we anticipate that $1,741 of the losses will be recognized in earnings within the next twelve months. We realized $846 of losses related to contracts that matured during the three months ended September 30, 2015, and recorded the cost as a component of inventory; we anticipate the cost will be recognized in earnings within the next twelve months. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold. We hedge forecasted transactions for periods not exceeding twenty-four months.
13.
Fair Value Measurements

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Financial assets and liabilities are measured at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Level 1—
Quoted prices in active markets for identical assets or liabilities.

Level 2—
Significant observable inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

Level 3—
Unobservable inputs for which there is little or no market data available, and which are significant to the overall fair value measurement, are employed which require the reporting entity to develop its own assumptions.

In assessing the fair value of financial instruments at September 30, 2015 and June 30, 2015, we used a variety of methods and assumptions which were based on estimates of market conditions and risks existing at the time.
Current Assets and Liabilities
We consider the carrying amounts of current assets and current liabilities to be representative of their fair value because of the current nature of these items.
Letters of Credit
We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The carrying values of these letters of credit are considered to be representative of their fair values because of the nature of the instruments. The tenors of these letters of credit are all one year or less.
Long Term Debt
We record the Term B Loan at book value in our consolidated financial statements. We believe the carrying value of the Term B Loan is approximately equal to the fair value, which is based on quoted broker prices that are Level 2 inputs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	September 30, 2015			June 30, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives	$—	$(6,445)	$—	$—	$(1,542)	$—
Deferred consideration on acquisitions	—	—	5,810	—	—	5,465
The table below provides a summary of the changes in the fair value of Level 3 assets:
Balance, June 30, 2015	$5,465
Acquisition related accrued interest	345
Balance, September 30, 2015	$5,810

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
We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to these segments and such costs are referred to as Corporate. We do not allocate such items to the principal segments because they are not used to evaluate their operating results or financial position. Assets include cash and cash equivalents, debt issue costs and certain other assets.
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months
For the Periods Ended September 30	2015	2014
Net sales
Animal Health	$120,134	$117,225
Mineral Nutrition	54,469	55,447
Performance Products	12,517	14,786
	$187,120	$187,458
Depreciation and amortization
Animal Health	$3,876	$3,828
Mineral Nutrition	608	604
Performance Products	194	146
Corporate	751	775
	$5,429	$5,353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2015	2014
Adjusted EBITDA
Animal Health	$31,476	$32,454
Mineral Nutrition	3,160	3,479
Performance Products	86	1,036
Corporate	(7,015)	(6,511)
	$27,707	$30,458
Reconciliation of adjusted EBITDA to income before income taxes
Adjusted EBITDA	$27,707	$30,458
Depreciation and amortization	(5,429)	(5,353)
Acquisition related accrued compensation	(420)	—
Interest expense, net	(3,819)	(3,490)
Foreign currency gains (losses), net	5,453	1,204
Income before income taxes	$23,492	$22,819

As of	September 30, 2015	June 30, 2015
Identifiable assets
Animal Health	$355,987	$361,078
Mineral Nutrition	64,301	59,881
Performance Products	21,373	22,255
Corporate	51,817	50,104
	$493,478	$493,318

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $4,098 and $4,364 as of September 30, 2015 and June 30, 2015, respectively. The Performance Products segment includes an investment in equity method investee of  $461 and $361 as of September 30, 2015 and June 30, 2015, respectively. Corporate includes all cash and cash equivalents.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows and should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our future results of operations may differ materially from those discussed in the forward-looking statements contained herein as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q, including under “Forward-Looking Statements,” and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of the Annual Report.
Overview of our business
Phibro Animal Health Corporation is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food animals including poultry, swine, cattle, dairy and aquaculture. We also are a manufacturer and marketer of performance products for use in the personal care, automotive, industrial chemical and chemical catalyst industries.
Correction of Prior Year Interim Consolidated Financial Statements
We have revised the consolidated financial statements for the three months ended September 30, 2014 to correct errors in accounting for income taxes arising from long-term intercompany investments. We incorrectly recorded the benefits in the provision for income taxes instead of recording the benefits in other comprehensive income. The correcting adjustment increased the provision for income taxes, reduced net income and increased other comprehensive income. We concluded the correction was not material to the period. For additional information, see “Notes to Consolidated Financial Statements—Correction of Prior Year Interim Consolidated Financial Statements.”

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months
For the Periods Ended September 30	2015	2014	Change
	(in thousands, except per share)
Net sales	$187,120	$187,458	$(338)	(0)%
Gross profit	60,160	60,329	(169)	(0)%
Selling, general and administrative expenses	38,302	35,224	3,078	9%
Operating income	21,858	25,105	(3,247)	(13)%
Interest expense, net	3,819	3,490	329	9%
Foreign currency (gains) losses, net	(5,453)	(1,204)	(4,249)	*
Income before income taxes	23,492	22,819	673	3%
Provision for income taxes	4,739	3,887	852	22%
Net income	$18,753	$18,932	$(179)	(1)%
Net income per share
basic	$0.48	$0.49	$(0.01)
diluted	$0.47	$0.48	$(0.01)
Weighted average number of shares outstanding
basic	39,092	38,900
diluted	40,012	39,584
Ratio to net sales
Gross profit	32.2%	32.2%
Selling, general and administrative expenses	20.5%	18.8%
Operating income	11.7%	13.4%
Income before income taxes	12.6%	12.2%
Net income	10.0%	10.1%
Effective tax rate	20.2%	17.0%

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
Segment net sales and adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2015	2014	Change
	(in thousands)
Net Sales
MFAs and other	$85,521	$80,782	$4,739	6%
Nutritional specialties	22,370	19,517	2,853	15%
Vaccines	12,243	16,926	(4,683)	(28)%
Animal Health	120,134	117,225	2,909	2%
Mineral Nutrition	54,469	55,447	(978)	(2)%
Performance Products	12,517	14,786	(2,269)	(15)%
Total	$187,120	$187,458	$(338)	(0)%
Adjusted EBITDA
Animal Health	$31,476	$32,454	$(978)	(3)%
Mineral Nutrition	3,160	3,479	(319)	(9)%
Performance Products	86	1,036	(950)	(92)%
Corporate	(7,015)	(6,511)	(504)	*
Total	$27,707	$30,458	$(2,751)	(9)%
Adjusted EBITDA ratio to segment net sales
Animal Health	26.2%	27.7%
Mineral Nutrition	5.8%	6.3%
Performance Products	0.7%	7.0%
Corporate(1)	(3.7)%	(3.5)%
Total(1)	14.8%	16.2%

(1)
reflects ratio to total net sales

A reconciliation of net income, as reported under GAAP, to adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2015	2014	Change
	(in thousands)
Net income (loss)	$18,753	$18,932	$(179)	(1)%
Interest expense, net	3,819	3,490	329	9%
Provision for income taxes	4,739	3,887	852	22%
Depreciation and amortization	5,429	5,353	76	1%
EBITDA	32,740	31,662	1,078	3%
Acquisition related accrued compensation	420	—	420	*
Foreign currency (gains) losses, net	(5,453)	(1,204)	(4,249)	*
Adjusted EBITDA	$27,707	$30,458	$(2,751)	(9)%

Amounts and percentages may reflect rounding adjustments
*
Calculation not meaningful

Adjusted net income
We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.
A reconciliation of net income (loss), as reported under GAAP, to adjusted net income:
	Three Months
	As Reported		Adjustments		Adjusted
For the Periods Ended September 30	2015	2014	2015	2014	2015	2014
	(in thousands, except per share amounts)
Selling, general and administrative expenses(1)	$38,302	$35,224	$(1,679)	$(1,069)	$36,623	$34,155
Operating income	21,858	25,105	1,679	1,069	23,537	26,174
Interest expense, net(2)	3,819	3,490	(345)	—	3,474	3,490
Foreign currency (gains) losses, net	(5,453)	(1,204)	5,453	1,204	—	—
Income before income taxes	23,492	22,819	(3,429)	(135)	20,063	22,684
Provision for income taxes(3)	4,739	3,887	(2,424)	(1,444)	2,315	2,443
Net income	$18,753	$18,932	$(1,005)	$1,309	$17,748	$20,241
Net income per share
basic	$0.48	$0.49	$(0.03)	$0.03	$0.45	$0.52
diluted	$0.47	$0.48	$(0.03)	$0.03	$0.44	$0.51

Weighted average common shares outstanding
basic	39,092	38,900			39,092	38,900
diluted	40,012	39,584			40,012	39,584
Ratio to net sales
Gross profit	32.2%	32.2%			32.2%	32.2%
Selling, general and administrative expenses	20.5%	18.8%			19.6%	18.2%
Operating income	11.7%	13.4%			12.6%	14.0%
Income before income taxes	12.6%	12.2%			10.7%	12.1%
Net income	10.0%	10.1%			9.5%	10.8%
Effective tax rate	20.2%	17.0%			11.5%	10.8%

(1)
Adjustments to selling, general and administrative expense include acquisition related accrued compensation of  $420 for three months ended September 30, 2015 and acquisition intangible amortization of  $1,259 and $1,069 for the three months ended September 30, 2015 and 2014, respectively.

(2)
Adjustments to interest expense, net include acquisition related accrued interest of  $345 for the three months ended September 30, 2015.

(3)
We adjust the provision (benefit) for income taxes to reflect cash income taxes paid in the period.

Comparison of three months ended September 30, 2015 and 2014
Our results for the three months ended September 30, 2014 included $6.0 million of revenue and income from milestone payments for licensing of vaccine delivery technology. For a better understanding of underlying trends, we also present comparisons with 2014 that exclude the prior year milestone payments.

Net sales
Net sales of $187.1 million for the three months ended September 30, 2015 increased $5.7 million, or 3%, excluding the prior year $6.0 million in vaccine licensing milestone revenue, as compared to the three months ended September 30, 2014. Animal Health grew $8.9 million, while Performance Products and Mineral Nutrition declined $2.3 million and $1.0 million, respectively.
Net sales decreased $0.3 million, or less than 1%, including the prior year $6.0 million in vaccine licensing milestone revenue.
Animal Health
Net sales of $120.1 million for the three months ended September 30, 2015 grew $8.9 million, or 8%, excluding the prior year $6.0 million in vaccine licensing milestone revenue. The growth was primarily due to volume increases across all product groups. MFAs and other grew $4.7 million, or 6%, primarily due to volume growth in international markets. Nutritional specialty products grew $2.9 million, or 15%, primarily due to U.S. and E.U. volume growth of our products for the dairy industry and the introduction of products for the U.S. poultry industry. Vaccines grew $1.3 million, or 12%, excluding the prior year $6.0 million in vaccine licensing milestone revenue, principally from volume growth, including sales of MJ Biologics, Inc. (“MJB”) products that began in January 2015.
Net sales grew $2.9 million, or 2%, including the prior year $6.0 million in vaccine licensing milestone revenue.
Mineral Nutrition
Net sales of $54.5 million decreased $1.0 million, or 2%, for the three months ended September 30, 2015. The decrease is due to lower average selling prices as a result of declines in underlying raw material commodity prices. Partially offsetting these declines were increased sales volumes of certain trace mineral products, as current market conditions improved demand.
Performance Products
Net sales of $12.5 million decreased $2.3 million, or 15%, for the three months ended September 30, 2015, due to lower volumes and average selling prices of copper-based products and lower volumes of chemical catalyst products.
Gross profit
Gross profit of  $60.2 million for the three months ended September 30, 2015 increased $5.8 million, or 11%, to 32.2% of net sales, excluding the prior year $6.0 million in vaccine licensing milestone revenue, as compared to the three months ended September 30, 2014. Animal Health gross profit increased $7.3 million, excluding the prior year vaccine licensing milestone revenue, due to volume growth, lower unit costs from improved operating efficiencies and favorable currency movements, partially offset by costs related to sales of MJB products. Mineral Nutrition gross profit decreased $0.1 million due to lower average selling prices, partially offset by lower product costs and higher volumes. Performance Products gross profit decreased $1.3 million due to lower volumes, lower average selling prices and higher product costs.
Gross profit declined $0.2 million, or less than 1%, including the prior year $6.0 million in vaccine licensing milestone revenue.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of  $38.3 million for the three months ended September 30, 2015 increased $3.1 million, or 9%, as compared to the three months ended September 30, 2014. Animal Health accounted for $2.8 million of the increase, driven by increased sales and development costs and $0.4 million of acquisition related accrued compensation related to the MJB transactions. Corporate expenses accounted for $0.4 million of the increase due to salary and wage-related costs, in part related to the costs of being a public company.

Adjusted EBITDA
Adjusted EBITDA of $27.7 million for the three months ended September 30, 2015 increased $3.2 million, or 13%, excluding the prior year $6.0 million in vaccine licensing milestone revenue, as compared to the three months ended September 30, 2014. Animal Health adjusted EBITDA increased $5.0 million, or 19%, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition decreased $0.3 million, or 9%, due to lower average selling prices, partially offset by higher sales volumes and improved operating margins. Performance Products decreased $1.0 million, or 92%, due to lower sales volumes and lower average selling prices. Corporate expenses increased $0.5 million due to increases in salary and wage-related costs, in part related to the costs of being a public company.
Adjusted EBITDA declined $2.8 million, or 9%, including the prior year $6.0 million in vaccine licensing milestone revenue.
Interest expense, net
Interest expense, net, of  $3.8 million for the three months ended September 30, 2015 increased $0.3 million, due to acquisition related accrued interest in connection with the MJB transactions.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended September 30, 2015, amounted to net gains of  $5.5 million, as compared to $1.2 million in net gains for the three months ended September 30, 2014. Foreign currency gains in the three months ended September 30, 2015 were primarily due to the movement of Brazil and Turkey currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision for income taxes
Income tax expense was $4.7 million for the three months ended September 30, 2015, compared with $3.9 million for the same period last year. Our consolidated provisions for income taxes are primarily comprised of income taxes relating to profitable foreign jurisdictions. Our effective tax rate for the current quarter was 20.2% as compared to 17.0% for last year. The increase in our effective rate was primarily due to a greater proportion of our pre-tax income being generated in our foreign subsidiaries during this quarter as compared to the same quarter last year. The provision for income taxes on domestic pre-tax income was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance. The provision for income taxes also includes benefits from the recognition of certain previously unrecognized tax benefits of  $1.6 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively.
Analysis of financial condition, liquidity and capital resources
Net increase in cash and cash equivalents was:
	Three Months
For the Periods Ended September 30	2015	2014	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$(2,394)	$17,360	$(19,754)
Investing activities	(7,848)	(3,960)	(3,888)
Financing activities	13,549	(4,757)	18,306
Effect of exchange-rate changes on cash and cash equivalents	(706)	(715)	9
Net increase/(decrease) in cash and cash equivalents	$2,601	$7,928	$(5,327)

Net cash provided (used) by operating activities was comprised of:
	Three Months
For the Periods Ended September 30	2015	2014	Change
	(in thousands)
Adjusted EBITDA	$27,707	$30,458	$(2,751)
Interest paid	(3,269)	(3,273)	4
Income taxes paid	(2,315)	(2,443)	128
Changes in operating assets and liabilities and other items	(24,517)	(7,382)	(17,135)
Net cash provided (used) by operating activities	$(2,394)	$17,360	$(19,754)

Certain amounts may reflect rounding adjustments.
Operating activities
Net cash used by operating activities was $2.4 million for the three months ended September 30, 2015, primarily attributable to changes in operating assets and liabilities of  $24.5 million. Accounts receivable used $5.6 million due to timing of sales and collections and sales growth. Increased inventories used $5.5 million of cash due to timing of purchases and production. Accounts payable and accrued expenses used $9.2 million of cash primarily due to timing of purchases, payments for annual incentive compensation and retirement plan funding.
Investing activities
Net cash used in investing activities was $7.8 million for three months ended September 30, 2015. Capital expenditures were $8.1 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Other investing items provided $0.2 million of cash.
Financing activities
Net cash provided by financing activities was $13.5 million for the three months ended September 30, 2015. Net borrowings from our Revolving Credit Facility provided $17.5 million. We paid $3.9 million in dividends to holders of our Class A and Class B common stock. We paid a $0.7 million scheduled payment on our Term B Loan. The issuance of common shares related to the exercise of stock options provided $0.7 million.
Liquidity and capital resources
We believe our cash on hand and our financing arrangements, including the availability of borrowings under the Revolving Credit Facility and foreign credit lines, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Revolving Credit Facility and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that the challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources were:
As of	September 30, 2015	June 30, 2015	Change
	(in thousands, except ratios)
Cash and cash equivalents	$31,817	$29,216	$2,601
Working capital	$179,666	$175,988	$3,669
Ratio of current assets to current liabilities	2.70:1	2.62:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At September 30, 2015, our cash and cash equivalents included $30.4 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
At September 30, 2015, we had $20.5 million in outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit and other commitments of  $14.0 million, leaving $65.5 million available for borrowings and letters of credit. In addition, we had availability totaling $15.0 million under our Israeli loan agreements.
We currently intend to pay quarterly dividends of  $0.10 per share, representing $15.7 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of $0.10 per share on Class A common stock and Class B common stock during the quarter ended September 30, 2015.
On November 9, 2015, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of December 2, 2015, payable on December 23, 2015.
Contractual obligations
As of September 30, 2015, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.
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
New accounting standards
For discussion of new accounting standards, see “Notes to Consolidated Financial Statements— Summary of Significant Accounting Policies and New Accounting Standards.”

Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to the our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of September 30, 2015, there have been no material changes to any of the critical accounting policies contained therein.
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

•
the risk of work stoppages; and

•
other factors as described in “Risk Factors” in Item 1A. of the Annual Report.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 4.
Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in “Controls and Procedures” in the Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the controls and procedures we will design and put in place to address the weaknesses described in “—Evaluation of disclosure controls and procedures” and plan to implement appropriate measures as part of this effort. The measures may include additional staffing and other resources to strengthen internal controls and financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.
Defaults Upon Senior Securities

None.
Item 4.
Mine Safety Disclosures

None.
Item 5.
Other Information

None.
Item 6.
Exhibits

Exhibit 31.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS* XBRL Instance Document
Exhibit 101.SCH* XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB* XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

*
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
Phibro Animal Health Corporation
November 9, 2015	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
November 9, 2015	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer