Form 10-Q
period 2015-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2016-02-09
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of February 1, 2016, there were 18,489,757 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,899,811 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Six Months
For the Periods Ended December 31	2015	2014	2015	2014
	(unaudited) (in thousands, except per share amounts)
Net sales	$191,773	$188,688	$378,893	$376,146
Cost of goods sold	129,357	132,603	256,317	259,732
Gross profit	62,416	56,085	122,576	116,414
Selling, general and administrative expenses	39,795	36,298	78,097	71,522
Operating income	22,621	19,787	44,479	44,892
Interest expense, net	3,967	3,515	7,786	7,005
Foreign currency (gains) losses, net	2,557	(1,018)	(2,896)	(2,222)
Income before income taxes	16,097	17,290	39,589	40,109
Provision (benefit) for income taxes	(14,081)	3,042	(9,342)	6,929
Net income	$30,178	$14,248	$48,931	$33,180
Net income per share:
basic	$0.77	$0.37	$1.25	$0.85
diluted	$0.75	$0.36	$1.22	$0.84
Weighted average common shares outstanding:
basic	39,163	38,957	39,128	38,928
diluted	39,978	39,813	39,995	39,690
Dividends per share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months		Six Months
For the Periods Ended December 31	2015	2014	2015	2014
	(unaudited) (in thousands)
Net income	$30,178	$14,248	$48,931	$33,180
Change in fair value of derivative instruments	1,909	(294)	(2,994)	(723)
Foreign currency translation adjustment	2,014	(7,358)	(19,715)	(17,338)
Unrecognized net pension gains (losses)	508	417	892	702
(Provision) benefit for income taxes	(1,371)	1,157	2,315	2,706
Other comprehensive income (loss)	3,060	(6,078)	(19,502)	(14,653)
Comprehensive income (loss)	$33,238	$8,170	$29,429	$18,527

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	December 31, 2015	June 30, 2015
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$25,372	$29,216
Accounts receivable, net	114,572	111,099
Inventories, net	154,422	149,786
Other current assets	15,807	23,627
Total current assets	310,173	313,728
Property, plant and equipment, net	112,921	104,414
Intangibles, net	34,755	37,281
Other assets	63,648	37,895
Total assets	$521,497	$493,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,814	$2,809
Accounts payable	61,226	63,061
Accrued expenses and other current liabilities	50,491	45,463
Total current liabilities	114,531	111,333
Revolving credit facility	20,000	3,000
Long-term debt	282,307	283,709
Other liabilities	51,351	65,648
Total liabilities	468,189	463,690
Commitments and contingencies (Note 11)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 18,283,834 and 17,747,793 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively; 30,000,000 Class B shares authorized, 20,959,811 and 21,320,275 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	4	4
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	116,360	118,192
Retained earnings (accumulated deficit)	8,046	(36,968)
Accumulated other comprehensive income (loss)	(71,102)	(51,600)
Total stockholders’ equity	53,308	29,628
Total liabilities and stockholders’ equity	$521,497	$493,318

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months
For the Periods Ended December 31	2015	2014
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$48,931	$33,180
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,822	10,594
Amortization of deferred financing costs and debt discount	484	483
Acquisition related accrued compensation	840	—
Acquisition related accrued interest	689	—
Deferred income taxes valuation allowance	(18,787)	—
Deferred income taxes	(2,828)	176
Foreign currency (gains) losses, net	(2,790)	(1,046)
Other	149	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,885)	(3,440)
Inventories, net	(12,794)	(9,281)
Prepaid expenses and other current assets	(309)	4,557
Other assets	(3,343)	101
Accounts payable	(4,842)	(1,999)
Accrued expenses and other liabilities	(3,733)	(7,541)
Net cash provided (used) by operating activities	5,604	25,763
INVESTING ACTIVITIES
Capital expenditures	(17,653)	(7,728)
Other, net	263	809
Net cash provided (used) by investing activities	(17,390)	(6,919)
FINANCING ACTIVITIES
Borrowings under the revolving credit facility	100,500	—
Repayments of the revolving credit facility	(83,500)	—
Payments of long-term debt, capital leases and other	(2,466)	(1,604)
Proceeds from common shares issued	2,078	158
Dividends paid	(7,827)	(7,791)
Net cash provided (used) by financing activities	8,785	(9,237)
Effect of exchange rate changes on cash	(843)	(739)
Net increase (decrease) in cash and cash equivalents	(3,844)	8,868
Cash and cash equivalents at beginning of period	29,216	11,821
Cash and cash equivalents at end of period	$25,372	$20,689

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
The unaudited consolidated financial information for the three and six months ended December 31, 2015 and 2014 is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Annual Report”), filed with the Securities and Exchange Commission on September 10, 2015 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2015 was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Correction of Prior Year Interim Consolidated Financial Statements

We have revised the consolidated financial statements for the three and six months ended December 31, 2014 to correct errors in accounting for income taxes arising from long-term intercompany investments. We incorrectly recorded the benefits in the provision for income taxes instead of recording the benefits in other comprehensive income. The correcting adjustments increased the provision for income taxes, reduced net income and increased other comprehensive income. We concluded the corrections were not material to the periods.
For the Periods Ended December 31, 2014	Three Months	Six Months
Consolidated statements of operations
As reported
Provision (benefit) for income taxes	$1,885	$4,223
Net income (loss)	15,405	35,886
Net income (loss) per share – basic	0.40	0.92
Net income (loss) per share – diluted	0.39	0.90
Correction
Provision (benefit) for income taxes	$1,157	$2,706
Net income (loss)	(1,157)	(2,706)
Net income (loss) per share – basic	(0.03)	(0.07)
Net income (loss) per share – diluted	(0.03)	(0.06)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Periods Ended December 31, 2014	Three Months	Six Months
Consolidated statements of operations
As corrected
Provision (benefit) for income taxes	$3,042	$6,929
Net income (loss)	14,248	33,180
Net income (loss) per share – basic	0.37	0.85
Net income (loss) per share – diluted	0.36	0.84
Consolidated statements of comprehensive income
As reported
Net income (loss)	$15,405	$35,886
Other comprehensive income (loss)	(7,235)	(17,359)
Comprehensive income (loss)	8,170	18,527
Correction
Net income (loss)	$(1,157)	$(2,706)
Other comprehensive income (loss)	1,157	2,706
Comprehensive income (loss)	—	—
As corrected
Net income (loss)	$14,248	$33,180
Other comprehensive income (loss)	(6,078)	(14,653)
Comprehensive income (loss)	8,170	18,527
Consolidated statement of cash flows
As reported
Net income (loss)	$35,886
Deferred income tax	(2,530)
Net cash provided (used) by operating activities	25,763
Correction
Net income (loss)	$(2,706)
Deferred income tax	2,706
Net cash provided (used) by operating activities	—
As corrected
Net income (loss)	$33,180
Deferred income tax	176
Net cash provided (used) by operating activities	25,763
3.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2015, there have been no material changes to any of the significant accounting policies contained therein, except for the application of Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), during the three months ended December 31, 2015. For further discussion regarding this guidance, see “—New Accounting Standards.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares equivalents resulting from the assumed exercise of stock options and warrants. For the three and six months ended December 31, 2015 and 2014, all common share equivalents were included in the calculation of diluted net income per share.
	Three Months		Six Months
For the Periods Ended December 31	2015	2014	2015	2014
Net income	$30,178	$14,248	$48,931	$33,180
Weighted average number of shares – basic	39,163	38,957	39,128	38,928
Dilutive effect of stock options and warrant	815	856	867	762
Weighted average number of shares – diluted	39,978	39,813	39,995	39,690
Net income per share:
basic	$0.77	$0.37	$1.25	$0.85
diluted	$0.75	$0.36	$1.22	$0.84
New Accounting Standards
Financial Accounting Standards Board (“FASB”) ASU 2015-17, Income Taxes (Topic 740), requires entities to classify deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The guidance is effective for annual periods beginning after December 15, 2016. Early application is permitted, and either retrospective or prospective application is allowed. We have elected early application of this ASU during the quarter ended December 31, 2015 to simplify the presentation of deferred tax assets and liabilities. We applied the guidance prospectively; periods prior to December 31, 2015 were not retrospectively adjusted. The application of this guidance did not have a material impact on our consolidated balance sheet.
ASU 2015-12, Plan Accounting, has multiple parts that may potentially impact our consolidated financial statements. Plan Investment Disclosures (Part II) will eliminate the requirements to disclose individual investments that represent 5 percent or more of net assets available for benefits and the net appreciation or depreciation for investments by general type. The net appreciation or depreciation in investments for the period still will be required to be presented in the aggregate, but will no longer be required to be disaggregated and disclosed by general type. Measurement Date Practical Expedient (Part III) is applicable for fully benefit-responsive investment contracts only, and will allow for the contract value to be the only required method of measurement for these contracts. Under the current guidance these contracts are required to be measured at fair value. The guidance is effective for annual periods beginning after December 15, 2015. Early application is permitted. Retrospective application of the provisions of this guidance will be required. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
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
ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this Update provide guidance to companies regarding the treatment of cloud computing arrangements and if an arrangement includes a software license. This guidance is effective for annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for both prospective and retrospective transition methods. We do not expect adoption of this guidance will have a material effect on our consolidated financial statements.
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
4.
Statements of Operations—Additional Information

	Three Months		Six Months
For the Periods Ended December 31	2015	2014	2015	2014
Interest expense, net
Term B Loan	$2,927	$2,957	$5,862	$5,921
Revolving credit facility	342	236	602	469
Acquisition related accrued interest	344	—	689	—
Amortization of deferred financing fees and debt discount	242	242	484	484
Other	169	115	255	228
Interest expense	4,024	3,550	7,892	7,102
Interest (income)	(57)	(35)	(106)	(97)
	$3,967	$3,515	$7,786	$7,005
Depreciation and amortization
Depreciation of property, plant and equipment	$4,075	$4,123	$8,186	$8,351
Amortization of intangible assets	1,260	1,057	2,519	2,126
Amortization of other assets	58	61	117	117
	$5,393	$5,241	$10,822	$10,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.
Balance Sheets—Additional Information

As of	December 31, 2015	June 30, 2015
Inventories
Raw materials	$45,378	$40,012
Work-in-process	8,987	7,617
Finished goods	100,057	102,157
	$154,422	$149,786

Goodwill balances did not change during the six months ended December 31, 2015.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,061 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	December 31, 2015	June 30, 2015
Accrued expenses and other current liabilities
Employee related	$16,858	$22,273
Commissions and rebates	4,448	4,148
Insurance related	1,685	1,368
Professional fees	3,987	3,543
Income and other taxes	4,074	817
Deferred consideration on acquisitions	1,250	1,196
Fair value of derivatives	4,536	1,542
Other	13,653	10,576
	$50,491	$45,463

As of	December 31, 2015	June 30, 2015
Accumulated other comprehensive income (loss)
Derivative instruments	$(4,536)	$(1,542)
Foreign currency translation adjustment	(52,438)	(32,723)
Unrecognized net pension gains (losses)	(18,992)	(19,884)
(Provision) benefit for income taxes on derivative instruments	(670)	63
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	4,923
(Provision) benefit for income taxes on pension gains (losses)	(2,632)	(2,437)
	$(71,102)	$(51,600)

6.
Debt

Revolving Credit Facility and Term B Loan
We have a revolving credit facility (the “Revolver”) and a term B loan (the “Term B Loan,” and together with the Revolver, the “Credit Facilities”). The Term B Loan has applicable margins equal to 3.00% in the case of LIBOR loans and 2.00% in the case of base rate loans. The LIBOR rate on the Term B Loan is subject to a floor of 1.00%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2016, we amended the agreements governing our Credit Facilities to, among other things, increase the commitment available to us under the Revolver from $100,000 to $200,000. All other material terms and conditions were unchanged.
The Revolver requires, among other things, the maintenance of a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio, calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of December 31, 2015, we were in compliance with the covenants of the Credit Facilities.
As of December 31, 2015, we had $20,000 in borrowings under the Revolver and had outstanding letters of credit of  $14,065, leaving $65,935 available for borrowings and letters of credit under the Revolver. In January 2016 we funded the MVP acquisition with the Revolver. For additional details, see “—Subsequent Event.” We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The tenors of these letters of credit are all one year or less.
The weighted-average interest rates on the Revolver and Term B Loan were 2.88% and 4.00%, respectively, for the six months ended December 31, 2015.
Long-Term Debt
As of	December 31, 2015	June 30, 2015
Term B loan due April 2021	$285,650	$287,100
Capitalized lease obligations	19	18
	285,669	287,118
Unamortized debt discount	(548)	(600)
	285,121	286,518
Less: current maturities	(2,814)	(2,809)
	$282,307	$283,709

7.
Dividends

We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. We declared and paid quarterly cash dividends totaling $3,917, and $7,827 for the three and six months ended December 31, 2015, to holders of our Class A common stock and Class B common stock. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
8.
Related Party Transactions

Certain relatives of Jack C. Bendheim provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $428 and $1,127 during the three and six months ended December 31, 2015, respectively, and $418 and $1,169 during the three and six months ended December 31, 2014, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
9.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined within the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the net periodic pension expense:
	Three Months		Six Months
For the Periods Ended December 31	2015	2014	2015	2014
Service cost – benefits earned during the period	$751	$656	$1,470	$1,477
Interest cost on benefit obligation	757	574	1,446	1,309
Expected return on plan assets	(846)	(648)	(1,588)	(1,414)
Amortization of net actuarial (gain) loss and prior service costs	508	417	892	702
Net periodic pension expense	$1,170	$999	$2,220	$2,074

10.
Income Taxes

During the three months ended December 31, 2015, we concluded it was more likely than not that the value of domestic deferred tax assets would be realized and it was no longer necessary to maintain a valuation allowance. We have released the domestic valuation allowance, except for amounts that will be released against the utilization of net operating losses during the remainder of the fiscal year. We continue to maintain valuation allowances against deferred tax assets related to certain foreign jurisdictions. We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate a review is required.
The provision (benefit) for income taxes for the three and six months ended December 31, 2015, included a benefit from the release of a valuation allowance against domestic deferred tax assets of approximately $18,787. Excluding the release of the valuation allowance, the Company’s income tax provisions were comprised primarily of income taxes relating to profitable foreign jurisdictions; income taxes relating to domestic income were substantially offset by the utilization of net operating losses that previously had been offset by the valuation allowance. The provision for income taxes also included benefits from the recognition of certain previously unrecognized tax benefits of  $1,637 and $1,218 for the six months ended December 31, 2015 and 2014, respectively.
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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated our cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,544 and $6,827 at December 31, 2015 and June 30, 2015, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
At December 31, 2015, the following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges:
		Notional Amount at December 31, 2015	Fair value as of
Instrument	Hedge		December 31, 2015	June 30, 2015
Options	Brazilian Real calls	R$156,000	$675	$493
Options	Brazilian Real puts	R$156,000	$(5,211)	$(2,035)
The unrecognized gains (losses) at December 31, 2015, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. Other comprehensive income (loss) included $1,909 and $(2,994) of unrecognized gains (losses) for the three and six months ended December 31, 2015, respectively. Accumulated other comprehensive income (loss) at December 31, 2015 included $4,536 of unrecognized losses on derivative instruments; we anticipate that $1,196 of the losses will be recognized in earnings within the next twelve months. We realized $1,095 and $1,941 of losses related to contracts that matured during the three and six months ended December 31, 2015, respectively, and recorded the cost as a component of inventory; we anticipate the cost will be recognized in earnings within the next twelve months. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold. We hedge forecasted transactions for periods not exceeding twenty-four months.
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

In assessing the fair value of financial instruments at December 31, 2015 and June 30, 2015, we used a variety of methods and assumptions which were based on estimates of market conditions and risks existing at the time.
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
As of	December 31, 2015			June 30, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives	$—	$(4,536)	$—	$—	$(1,542)	$—
Deferred consideration on acquisitions	$—	$—	$5,958	$—	$—	$5,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides a summary of the changes in the fair value of Level 3 assets:
Balance, June 30, 2015	$5,465
Acquisition related accrued interest	689
Payment and other	(196)
Balance, December 31, 2015	$5,958

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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months		Six Months
For the Periods Ended December 31	2015	2014	2015	2014
Net sales
Animal Health	$121,504	$118,785	$241,638	$236,010
Mineral Nutrition	58,853	58,742	113,322	114,189
Performance Products	11,416	11,161	23,933	25,947
	$191,773	$188,688	$378,893	$376,146
Depreciation and amortization
Animal Health	$3,829	$3,710	$7,705	$7,538
Mineral Nutrition	612	605	1,220	1,209
Performance Products	194	147	388	293
Corporate	758	779	1,509	1,554
	$5,393	$5,241	$10,822	$10,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Six Months
For the Periods Ended December 31	2015	2014	2015	2014
Adjusted EBITDA
Animal Health	$32,351	$28,296	$63,827	$60,750
Mineral Nutrition	4,189	3,754	7,349	7,233
Performance Products	(8)	162	78	1,198
Corporate	(8,098)	(7,184)	(15,113)	(13,695)
	$28,434	$25,028	$56,141	$55,486
Reconciliation of Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$28,434	$25,028	$56,141	$55,486
Depreciation and amortization	(5,393)	(5,241)	(10,822)	(10,594)
Acquisition related accrued compensation	(420)	—	(840)	—
Interest expense, net	(3,967)	(3,515)	(7,786)	(7,005)
Foreign currency gains (losses), net	(2,557)	1,018	2,896	2,222
Income before income taxes	$16,097	$17,290	$39,589	$40,109

As of	December 31, 2015	June 30, 2015
Identifiable assets
Animal Health	$370,522	$361,078
Mineral Nutrition	62,771	59,881
Performance Products	23,718	22,255
Corporate	64,486	50,104
	$521,497	$493,318

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $4,061 and $4,364 as of December 31, 2015 and June 30, 2015, respectively. The Performance Products segment includes an investment in equity method investee of  $452 and $361 as of December 31, 2015 and June 30, 2015, respectively. Corporate includes all cash and cash equivalents.
15.
Subsequent Event

In January 2016, we purchased the assets of MVP Laboratories, Inc. (“MVP”). MVP is a developer, manufacturer and marketer of livestock vaccines, vaccine adjuvants and other products. We acquired all of the assets used in MVP’s business, including working capital, intellectual property, manufacturing equipment and real property. The purchase price of approximately $46,500 was paid at closing and was funded with the Revolver.
The acquisition will be accounted for as a business combination in accordance with ASC No. 805, “Business Combinations” (“ASC 805”). We are evaluating the allocations of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows and should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our future results of operations may differ materially from those discussed in the forward-looking statements contained herein as a result of various factors, including, but not limited to those elsewhere in this Quarterly Report on Form 10-Q, including under “Forward-Looking Statements,” and those contained within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of the Annual Report.
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
Correction of Prior Year Interim Consolidated Financial Statements
We have revised the consolidated financial statements for the three and six months ended December 31, 2014 to correct errors in accounting for income taxes arising from long-term intercompany investments. We incorrectly recorded the benefits in the provision for income taxes instead of recording the benefits in other comprehensive income. The correcting adjustments increased the provision for income taxes, reduced net income and increased other comprehensive income. We concluded the corrections were not material to the periods. For additional information, see “Notes to Consolidated Financial Statements—Correction of Prior Year Interim Consolidated Financial Statements.”

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Six Months
For the Periods Ended December 31	2015	2014	Change		2015	2014	Change
	(in thousands, except per share)				(in thousands, except per share)
Net sales	$191,773	$188,688	$3,085	2%	$378,893	$376,146	$2,747	1%
Gross profit	62,416	56,085	6,331	11%	122,576	116,414	6,162	5%
Selling, general and administrative expenses	39,795	36,298	3,497	10%	78,097	71,522	6,575	9%
Operating income	22,621	19,787	2,834	14%	44,479	44,892	(413)	(1)%
Interest expense, net	3,967	3,515	452	13%	7,786	7,005	781	11%
Foreign currency (gains) losses, net	2,557	(1,018)	3,575	*	(2,896)	(2,222)	(674)	*
Income before income taxes	16,097	17,290	(1,193)	(7)%	39,589	40,109	(520)	(1)%
Provision (benefit) for income taxes	(14,081)	3,042	(17,123)	*	(9,342)	6,929	(16,271)	*
Net income	$30,178	$14,248	$15,930	112%	$48,931	$33,180	$15,751	47%
Net income per share
basic	$0.77	$0.37	$0.40		$1.25	$0.85	$0.40
diluted	$0.75	$0.36	$0.39		$1.22	$0.84	$0.38
Weighted average number of shares outstanding
basic	39,163	38,957			39,128	38,928
diluted	39,978	39,813			39,995	39,690
Ratio to net sales
Gross profit	32.5%	29.7%			32.4%	30.9%
Selling, general and administrative expenses	20.8%	19.2%			20.6%	19.0%
Operating income	11.8%	10.5%			11.7%	11.9%
Income before income taxes	8.4%	9.2%			10.4%	10.7%
Net income	15.7%	7.6%			12.9%	8.8%
Effective tax rate	(87.5)%	17.6%			(23.6)%	17.3%

Certain amounts and percentages may reflect rounding adjustments
*
Calculation not meaningful

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
Segment net sales and adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2015	2014	Change		2015	2014	Change
	(in thousands)				(in thousands)
Net Sales
MFAs and other	$85,569	$87,393	$(1,824)	(2)%	$171,090	$168,175	$2,915	2%
Nutritional specialties	24,222	20,786	3,436	17%	46,592	40,303	6,289	16%
Vaccines	11,713	10,606	1,107	10%	23,956	27,532	(3,576)	(13)%
Animal Health	121,504	118,785	2,719	2%	241,638	236,010	5,628	2%
Mineral Nutrition	58,853	58,742	111	0%	113,322	114,189	(867)	(1)%
Performance Products	11,416	11,161	255	2%	23,933	25,947	(2,014)	(8)%
Total	$191,773	$188,688	$3,085	2%	$378,893	$376,146	$2,747	1%
Adjusted EBITDA
Animal Health	$32,351	$28,296	$4,055	14%	$63,827	$60,750	$3,077	5%
Mineral Nutrition	4,189	3,754	435	12%	7,349	7,233	116	2%
Performance Products	(8)	162	(170)	*	78	1,198	(1,120)	(93)%
Corporate	(8,098)	(7,184)	(914)	*	(15,113)	(13,695)	(1,418)	*
Total	$28,434	$25,028	$3,406	14%	$56,141	$55,486	$655	1%
Adjusted EBITDA ratio to segment net sales
Animal Health	26.6%	23.8%			26.4%	25.7%
Mineral Nutrition	7.1%	6.4%			6.5%	6.3%
Performance Products	(0.1)%	1.5%			0.3%	4.6%
Corporate(1)	(4.2)%	(3.8)%			(4.0)%	(3.6)%
Total(1)	14.8%	13.3%			14.8%	14.8%

(1)
reflects ratio to total net sales

A reconciliation of net income, as reported under GAAP, to adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2015	2014	Change		2015	2014	Change
	(in thousands)				(in thousands)
Net income	$30,178	$14,248	$15,930	112%	$48,931	$33,180	$15,751	47%
Interest expense, net	3,967	3,515	452	13%	7,786	7,005	781	11%
Provision (benefit) for income taxes	(14,081)	3,042	(17,123)	*	(9,342)	6,929	(16,271)	*
Depreciation and amortization	5,393	5,241	152	3%	10,822	10,594	228	2%
EBITDA	25,457	26,046	(589)	(2)%	58,197	57,708	489	1%
Acquisition related accrued compensation	420	—	420	*	840	—	840	*
Foreign currency (gains) losses, net	2,557	(1,018)	3,575	*	(2,896)	(2,222)	(674)	*
Adjusted EBITDA	$28,434	$25,028	$3,406	14%	$56,141	$55,486	$655	1%

Amounts and percentages may reflect rounding adjustments
*
Calculation not meaningful

Adjusted net income
We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.
A reconciliation of net income (loss), as reported under GAAP, to adjusted net income:
	Three Months
	As Reported		Adjustments		Adjusted
For the Periods Ended December 31	2015	2014	2015	2014	2015	2014
	(in thousands, except per share amounts)
Selling, general and administrative expenses(1)	$39,795	$36,298	$(1,680)	$(1,057)	$38,115	$35,241
Operating income	22,621	19,787	1,680	1,057	24,301	20,844
Interest expense, net(2)	3,967	3,515	(344)	—	3,623	3,515
Foreign currency (gains) losses, net	2,557	(1,018)	(2,557)	1,018	—	—
Income before income taxes	16,097	17,290	4,581	39	20,678	17,329
Provision (benefit) for income taxes(3)	(14,081)	3,042	19,280	178	5,199	3,220
Net income (loss)	$30,178	$14,248	$(14,699)	$(139)	$15,479	$14,109
Net income per share
basic	$0.77	$0.37	$(0.37)	$(0.01)	$0.40	$0.36
diluted	$0.75	$0.36	$(0.36)	$(0.01)	$0.39	$0.35
Weighted average common shares outstanding
basic	39,163	38,957			39,163	38,957
diluted	39,978	39,813			39,978	39,813
Ratio to net sales
Gross profit	32.5%	29.7%			32.5%	29.7%
Selling, general and administrative expenses	20.8%	19.2%			19.9%	18.7%
Operating income	11.8%	10.5%			12.7%	11.0%
Income before income taxes	8.4%	9.2%			10.8%	9.2%
Net income	15.7%	7.6%			8.1%	7.5%
Effective tax rate	(87.5)%	17.6%			25.1%	18.6%

	Six Months
	As Reported		Adjustments		Adjusted
For the Periods Ended December 31	2015	2014	2015	2014	2015	2014
	(in thousands, except per share amounts)
Selling, general and administrative expenses(4)	$78,097	$71,522	$(3,359)	$(2,126)	$74,738	$69,396
Operating income	44,479	44,892	3,359	2,126	47,838	47,018
Interest expense, net(5)	7,786	7,005	(689)	—	7,097	7,005
Foreign currency (gains) losses, net	(2,896)	(2,222)	2,896	2,222	—	—
Income before income taxes	39,589	40,109	1,152	(96)	40,741	40,013
Provision (benefit) for income taxes(3)	(9,342)	6,929	16,856	(1,266)	7,514	5,663
Net income (loss)	$48,931	$33,180	$(15,704)	$1,170	$33,227	$34,350
Net income per share
basic	$1.25	$0.85	$(0.40)	$0.03	$0.85	$0.88
diluted	$1.22	$0.84	$(0.39)	$0.03	$0.83	$0.87
Weighted average common shares outstanding
basic	39,128	38,928			39,128	38,928
diluted	39,995	39,690			39,995	39,690
Ratio to net sales
Gross profit	32.4%	30.9%			32.4%	30.9%
Selling, general and administrative expenses	20.6%	19.0%			19.7%	18.4%
Operating income	11.7%	11.9%			12.6%	12.5%
Income before income taxes	10.4%	10.7%			10.8%	10.6%
Net income	12.9%	8.8%			8.8%	9.1%
Effective tax rate	(23.6)%	17.3%			18.4%	14.2%

(1)
Adjustments to selling, general and administrative expense include acquisition related accrued compensation of  $420 for the three months ended December 31, 2015 and acquisition intangible amortization of  $1,260 and $1,057 for the three months ended December 31, 2015 and 2014, respectively.

(2)
Adjustments to interest expense, net include acquisition related accrued interest of  $344 for the three months ended December 31, 2015.

(3)
We adjust the provision for income taxes to reflect cash income taxes paid in the period.

(4)
Adjustments to selling, general and administrative expense include acquisition related accrued compensation of  $840 for the six months ended December 31, 2015 and acquisition intangible amortization of  $2,519 and $2,126 for the six months ended December 31, 2015 and 2014, respectively.

(5)
Adjustments to interest expense, net include acquisition related accrued interest of  $689 for the six months ended December 31, 2015.

Comparison of three months ended December 31, 2015 and 2014
Net sales
Net sales of $191.8 million for the three months ended December 31, 2015 increased $3.1 million, or 2%, as compared to the three months ended December 31, 2014. Animal Health, Mineral Nutrition and Performance Products grew $2.7 million, $0.1 million and $0.3 million, respectively.

Animal Health
Net sales of $121.5 million for the three months ended December 31, 2015 grew $2.7 million, or 2%. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups. Nutritional specialty products grew $3.4 million, or 17%, primarily due to U.S. and E.U. volume growth of our products for the dairy industry and the introduction of products for the U.S. poultry industry. Vaccines grew $1.1 million, or 10%, principally from volume growth, including sales of MJ Biologics, Inc. (“MJB”) products that began in January 2015. MFAs and other decreased $1.8 million, or 2%, primarily due to volume declines in the U.S., partially offset by international growth.
Mineral Nutrition
Net sales of $58.9 million increased $0.1 million, or less than 1%, for the three months ended December 31, 2015. The increase is due to increased volumes from improved demand. Offsetting the volume increases were lower average selling prices due to underlying raw material commodity price declines.
Performance Products
Net sales of $11.4 million increased $0.3 million, or 2%, for the three months ended December 31, 2015, due to higher volumes of copper-based products, partially offset by lower average selling prices of copper-based products and lower volumes of chemical catalyst products.
Gross profit
Gross profit of  $62.4 million for the three months ended December 31, 2015 increased $6.3 million, or 11%, to 32.5% of net sales, as compared to the three months ended December 31, 2014. Animal Health gross profit increased $5.8 million, due to volume growth, lower unit costs from improved operating efficiencies and favorable currency movements, partially offset by costs related to sales of MJB products. Mineral Nutrition gross profit increased $0.5 million due to higher volumes and favorable product mix. Performance Products gross profit decreased $0.1 million due to lower volumes and lower average selling prices, partially offset by lower product costs.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of  $39.8 million for the three months ended December 31, 2015 increased $3.5 million, or 10%, as compared to the three months ended December 31, 2014. Animal Health accounted for $2.5 million of the increase, driven by increased sales force and product development costs and by $0.6 million of acquisition related compensation expense and increased intangible amortization expense. Corporate expenses accounted for $0.9 million of the increase due to increased compensation and office-related costs.
Adjusted EBITDA
Adjusted EBITDA of $28.4 million for the three months ended December 31, 2015 increased $3.4 million, as compared to the three months ended December 31, 2014. Animal Health adjusted EBITDA increased $4.1 million, or 14%, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $0.4 million, or 12%, due to higher sales volumes and improved operating margins, partially offset by lower average selling prices. Performance Products decreased $0.2 million due to lower average selling prices. Corporate expenses increased $0.9 million due to increased compensation and office-related costs.
Interest expense, net
Interest expense, net, of $4.0 million for the three months ended December 31, 2015 increased $0.5 million due to acquisition related accrued interest in connection with the MJB transaction.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended December 31, 2015 amounted to net losses of  $2.6 million, as compared to $1.0 million in net gains for the three months ended December 31, 2014. Foreign currency losses in the three months ended December 31, 2015 were primarily due to the movement of Brazil, Argentina and South Africa currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
During the three months ended December 31, 2015, we concluded it was more likely than not that the value of domestic deferred tax assets would be realized, and it was no longer necessary to maintain a valuation allowance. We have released the domestic valuation allowance, except for amounts that will be released against the utilization of net operating losses during the remainder of the fiscal year. Including the effect of the release of the valuation allowance for domestic deferred income taxes, we experienced an income tax benefit of  $14.1 million and our effective tax rate was (87.5)% for the three months ended December 31, 2015.
Excluding the $18.8 million benefit from the release of the valuation allowance for domestic deferred income taxes, income tax expense was $4.7 million for the three months ended December 31, 2015, compared with $3.0 million for the same period last year, resulting in a 29.2% effective tax rate compared to 17.6% for the same period last year. Our consolidated provisions for income taxes, before taking into effect discrete items such as the valuation allowance release, is primarily comprised of income taxes relating to profitable foreign jurisdictions. The increase in the effective rate was primarily due to a greater proportion of our pre-tax income being generated in our foreign subsidiaries during this quarter as compared to the same quarter last year.
Prior to releasing the valuation allowance, our domestic provision for income taxes was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance. As a result of the release of the valuation allowance, we expect our income tax provision in future periods to increase as we record an income tax provision on our domestic pre-tax income.
Comparison of six months ended December 31, 2015 and 2014
Our results for the six months ended December 31, 2014 included $6.0 million of revenue and income from milestone payments for licensing of vaccine delivery technology. For a better understanding of underlying trends, we also present comparisons with 2014 that exclude the prior year milestone payments.
Net sales
Net sales of $378.9 million for the six months ended December 31, 2015 increased $8.7 million, or 2%, excluding the prior year $6.0 million in vaccine licensing milestone revenue, as compared to the six months ended December 31, 2014. Animal Health grew $11.6 million, while Mineral Nutrition and Performance Products declined $0.9 million and $2.0 million, respectively.
Net sales increased $2.7 million, or 1%, including the prior year $6.0 million in vaccine licensing milestone revenue.
Animal Health
Net sales of $241.6 million for the six months ended December 31, 2015 grew $11.6 million, or 5%, excluding the prior year $6.0 million in vaccine licensing milestone revenue. The growth was primarily due to volume increases across all product groups. MFAs and other grew $2.9 million, or 2%, primarily due to volume growth in international markets. Nutritional specialty products grew $6.3 million, or 16%, primarily due to U.S. and E.U. volume growth of our products for the dairy industry and the introduction of products for the U.S. poultry industry. Vaccines grew $2.4 million, or 11%, excluding the prior year $6.0 million in vaccine licensing milestone revenue, principally from volume growth, including sales of MJB products that began in January 2015.
Net sales grew $5.6 million, or 2%, including the prior year $6.0 million in vaccine licensing milestone revenue.

Mineral Nutrition
Net sales of $113.3 million decreased $0.9 million, or 1%, for the six months ended December 31, 2015. Increased volumes from improved demand were offset by lower average selling prices due to underlying raw material commodity price declines.
Performance Products
Net sales of $23.9 million decreased $2.0 million, or 8%, for the six months ended December 31, 2015, due to lower average selling prices of copper-based products and lower volumes of chemical catalyst products.
Gross profit
Gross profit of $122.6 million for the six months ended December 31, 2015 increased $12.2 million, or 11%, excluding the prior year $6.0 million in vaccine licensing milestone revenue, as compared to the six months ended December 31, 2014. Gross profit increased to 32.4% of net sales for the six months ended December 31, 2015. Animal Health gross profit increased $13.1 million, excluding the prior year vaccine licensing milestone revenue, due to volume growth, lower unit costs from improved operating efficiencies and favorable currency movements, partially offset by costs related to sales of MJB products. Mineral Nutrition gross profit increased $0.3 million due to higher volumes and favorable product mix. Performance Products gross profit decreased $1.4 million due to lower volumes and lower average selling prices, partially offset by lower product costs.
Gross profit increased $6.2 million, or 5%, including the prior year $6.0 million in vaccine licensing milestone revenue.
Selling, general and administrative expenses
SG&A expenses of $78.1 million for the six months ended December 31, 2015 increased $6.6 million, or 9%, as compared to the six months ended December 31, 2014. Animal Health accounted for $5.2 million of the increase, driven by increased sales force and product development costs and by $1.2 million of acquisition related accrued compensation and increased intangible amortization expense. Corporate expenses accounted for $1.3 million of the increase due to increased compensation and office-related costs.
Adjusted EBITDA
Adjusted EBITDA of $56.1 million for the six months ended December 31, 2015 increased $6.7 million, or 13%, excluding the prior year $6.0 million in vaccine licensing milestone revenue, as compared to the six months ended December 31, 2014. Animal Health adjusted EBITDA increased $9.1 million, or 17%, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $0.1 million, or 2%, due to higher sales volumes and improved operating margins, partially offset by lower average selling prices. Performance Products decreased $1.1 million, or 93%, due to lower sales volumes and lower average selling prices. Corporate expenses increased $1.4 million due to increased compensation and office-related costs.
Adjusted EBITDA increased $0.7 million, or 1%, including the prior year $6.0 million in vaccine licensing milestone revenue.
Interest expense, net
Interest expense, net, of $7.8 million for the six months ended December 31, 2015 increased $0.8 million due to acquisition related accrued interest in connection with the MJB transaction.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the six months ended December 31, 2015 amounted to net gains of  $2.9 million, as compared to $2.2 million in net gains for the six months ended December 31, 2014. Foreign currency gains in the six months ended December 31, 2015 were primarily due to the movement of Brazil, South Africa and Mexico currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.

Provision (benefit) for income taxes
During the six months ended December 31, 2015, we concluded that it was more likely than not that the value of domestic deferred tax assets would be realized, and it was no longer necessary to maintain a valuation allowance. We have released the domestic valuation allowance, except for amounts that will be released against the utilization of net operating losses during the remainder of the fiscal year. Including the effect of the release of the valuation allowance for domestic deferred income taxes, we experienced an income tax benefit of  $9.3 million and our effective tax rate was (23.6)% for the six months ended December 31, 2015.
Excluding the $18.8 million benefit from the release of the valuation allowance for domestic deferred income taxes, income tax expense was $9.4 million for the six months ended December 31, 2015, compared with $6.9 million for the same period last year, resulting in a 23.9% effective tax rate compared to 17.3% for the same period last year. Our consolidated provision for income taxes, before taking into effect discrete items such as the valuation allowance release, is primarily comprised of income taxes relating to profitable foreign jurisdictions. The increase in the effective rate was primarily due to a greater proportion of our pre-tax income being generated in our foreign subsidiaries during this quarter as compared to the same quarter last year.
Prior to releasing the valuation allowance, our domestic provision for income taxes was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance. As a result of the release of the valuation allowance, we expect our income tax provision in future periods to increase as we record an income tax provision on our domestic pre-tax income.
Analysis of financial condition, liquidity and capital resources
Net increase in cash and cash equivalents was:
	Six Months
For the Periods Ended December 31	2015	2014	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$5,604	$25,763	$(20,159)
Investing activities	(17,390)	(6,919)	(10,471)
Financing activities	8,785	(9,237)	18,022
Effect of exchange-rate changes on cash and cash equivalents	(843)	(739)	(104)
Net increase/(decrease) in cash and cash equivalents	$(3,844)	$8,868	$(12,712)

Net cash provided (used) by operating activities was comprised of:
	Six Months
For the Periods Ended December 31	2015	2014	Change
	(in thousands)
Adjusted EBITDA	$56,141	$55,486	$655
Interest paid	(6,687)	(6,565)	(122)
Income taxes paid	(7,514)	(5,663)	(1,851)
Changes in operating assets and liabilities and other items	(36,336)	(17,495)	(18,841)
Net cash provided (used) by operating activities	$5,604	$25,763	$(20,159)

Certain amounts may reflect rounding adjustments.

Operating activities
Net cash provided by operating activities was $5.6 million for the six months ended December 31, 2015, primarily attributable to operating income of  $44.5 million, partially offset by changes in operating assets and liabilities of  $31.9 million. Accounts receivable used $6.9 million due to timing of sales and collections and sales growth. Increased inventories used $12.8 million of cash due to timing of purchases and production. Accounts payable and accrued expenses used $8.6 million of cash primarily due to timing of purchases, payments for annual incentive compensation and retirement plan funding.
Investing activities
Net cash used in investing activities was $17.4 million for the six months ended December 31, 2015. Capital expenditures were $17.7 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Other investing items provided $0.3 million of cash.
Financing activities
Net cash provided by financing activities was $8.8 million for the six months ended December 31, 2015. Net borrowings from our revolving credit facility (the “Revolver”) provided $17.0 million. We paid $7.8 million in dividends to holders of our Class A and Class B common stock. We paid $2.5 million in scheduled debt and other requirements. The issuance of common shares related to the exercise of stock options provided $2.1 million.
Liquidity and capital resources
We believe our cash on hand and our financing arrangements, including the availability of borrowings under the Revolver and foreign credit lines, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Revolver and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that the challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing. In addition, our debt covenants may restrict our ability to invest.
Certain relevant measures of our liquidity and capital resources were:
As of	December 31, 2015	June 30, 2015	Change
	(in thousands)
Cash and cash equivalents	$25,372	$29,216	$(3,844)
Working capital	$173,084	$175,988	$(2,904)
Ratio of current assets to current liabilities	2.55:1	2.62:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At December 31, 2015, our cash and cash equivalents included $25.4 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
At December 31, 2015, we had $20.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $14.1 million, leaving $65.9 million available for borrowings and letters of credit. In addition, we had availability totaling $15.0 million under our Israeli loan agreements. In January 2016, we amended the agreements governing our Revolver and term B loan to, among other things, increase the commitment available to us under the Revolver from $100.0 million to $200.0 million. All other material terms and conditions were unchanged. In January 2016, we funded the $46.5 million MVP acquisition with the Revolver.
We currently intend to pay quarterly dividends of $0.10 per share, representing $15.7 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of $0.10 per share on Class A common stock and Class B common stock during the quarter ended December 31, 2015.
On February 8, 2016, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of March 2, 2016, payable on March 23, 2016.
Contractual obligations
As of December 31, 2015, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to the our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. Except as described below, as of December 31, 2015, there have been no material changes to any of the critical accounting policies contained therein.
We applied Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), which requires that deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. We applied the guidance prospectively; periods prior to December 31, 2015 were not retrospectively adjusted. We elected early application to simplify the presentation of deferred tax assets and liabilities in the consolidated balance sheet.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control Over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2015.
Management’s Remediation Plan
Management has begun implementing changes to our internal control over financial reporting to remediate the material weaknesses that existed as of June 30, 2015. Our remediation plan includes (i) designing and implementing additional formal accounting policies and procedures, (ii) hiring additional resources with an appropriate level of accounting knowledge, experience and training and (iii) restricting access to key financial systems and records to appropriate users to ensure that appropriate segregation of duties is maintained. Recent actions taken to address material weaknesses include the design and implementation of certain formal accounting policies and procedures, making certain accounting hires with the requisite professional expertise, as well as restricting certain access to users of key financial systems and records. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.
Defaults Upon Senior Securities

None.
Item 4.
Mine Safety Disclosures

None.
Item 5.
Other Information

None.
Item 6.
Exhibits

Exhibit 10.34* Amendment No.1 to Credit Agreement, dated January 19, 2016, among Phibro Animal Health Corporation, Bank of America, N.A., and Coöperatieve Rabobank U.A., New York Branch (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank, B.A., “Rabobank Nederland,” New York Branch)
Exhibit 31.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS** XBRL Instance Document
Exhibit 101.SCH** XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF** XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB** XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference to Current Report on Form 8-K dated January 19, 2016.

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
Phibro Animal Health Corporation
February 9, 2016	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
February 9, 2016	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer