Form 10-Q
period 2016-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2016-05-09
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2016, there were 18,519,757 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,887,811 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Nine Months
For the Periods Ended March 31	2016	2015	2016	2015
	(unaudited) (in thousands, except per share amounts)
Net sales	$183,461	$187,495	$562,354	$563,641
Cost of goods sold	123,506	128,385	379,823	388,117
Gross profit	59,955	59,110	182,531	175,524
Selling, general and administrative expenses	38,784	37,297	116,881	108,819
Operating income	21,171	21,813	65,650	66,705
Interest expense, net	4,265	3,602	12,051	10,607
Foreign currency (gains) losses, net	(2,243)	(4,633)	(5,139)	(6,855)
Income before income taxes	19,149	22,844	58,738	62,953
Provision (benefit) for income taxes	572	6,148	(8,770)	13,077
Net income	$18,577	$16,696	$67,508	$49,876
Net income per share:
basic	$0.47	$0.43	$1.72	$1.28
diluted	$0.46	$0.42	$1.69	$1.25
Weighted average common shares outstanding:
basic	39,356	38,998	39,203	38,951
diluted	40,000	39,919	39,996	39,766
Dividends per share	$0.10	$0.10	$0.30	$0.30
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months		Nine Months
For the Periods Ended March 31	2016	2015	2016	2015
	(unaudited) (in thousands)
Net income	$18,577	$16,696	$67,508	$49,876
Change in fair value of derivative instruments	4,316	(2,624)	1,322	(3,347)
Foreign currency translation adjustment	4,935	(16,673)	(14,780)	(34,011)
Unrecognized net pension gains (losses)	446	351	1,338	1,053
(Provision) benefit for income taxes	(1,828)	2,729	487	5,435
Other comprehensive income (loss)	7,869	(16,217)	(11,633)	(30,870)
Comprehensive income (loss)	$26,446	$479	$55,875	$19,006

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	March 31, 2016	June 30, 2015
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$32,225	$29,216
Accounts receivable, net	116,233	111,099
Inventories, net	168,293	149,786
Other current assets	15,847	23,627
Total current assets	332,598	313,728
Property, plant and equipment, net	123,100	104,414
Intangibles, net	61,671	37,281
Other assets	72,512	37,895
Total assets	$589,881	$493,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,809	$2,809
Accounts payable	51,852	63,061
Accrued expenses and other current liabilities	45,119	45,463
Total current liabilities	99,780	111,333
Revolving credit facility	82,000	3,000
Long-term debt	281,606	283,709
Other liabilities	48,794	65,648
Total liabilities	512,180	463,690
Commitments and contingencies (Note 11)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 18,515,351 and 17,747,793 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively; 30,000,000 Class B shares authorized, 20,887,811 and 21,320,275 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	4	4
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	118,247	118,192
Retained earnings (accumulated deficit)	22,683	(36,968)
Accumulated other comprehensive income (loss)	(63,233)	(51,600)
Total stockholders’ equity	77,701	29,628
Total liabilities and stockholders’ equity	$589,881	$493,318

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months
For the Periods Ended March 31	2016	2015
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$67,508	$49,876
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	16,678	15,950
Amortization of deferred financing costs and debt discount	734	725
Acquisition-related cost of goods sold	1,601	—
Acquisition-related accrued compensation	1,260	327
Acquisition-related accrued interest	1,083	235
Deferred income taxes valuation allowance	(21,323)	—
Deferred income taxes	(1,794)	3,331
Foreign currency (gains) losses, net	(5,635)	(4,587)
Other	286	(40)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(6,556)	(6,879)
Inventories, net	(19,822)	(6,733)
Prepaid expenses and other current assets	(991)	1,449
Other assets	(1,770)	105
Accounts payable	(11,715)	(1,199)
Accrued expenses and other liabilities	(8,918)	(5,718)
Net cash provided (used) by operating activities	10,626	46,842
INVESTING ACTIVITIES
Capital expenditures	(28,648)	(13,103)
Business acquisition	(46,546)	(5,000)
Other, net	142	(4,002)
Net cash provided (used) by investing activities	(75,052)	(22,105)
FINANCING ACTIVITIES
Borrowings under the revolving credit facility	222,500	2,000
Repayments of the revolving credit facility	(143,500)	(2,000)
Payments of long-term debt, capital leases and other	(3,198)	(3,358)
Proceeds from common shares issued	3,965	616
Dividends paid	(11,767)	(11,692)
Net cash provided (used) by financing activities	68,000	(14,434)
Effect of exchange rate changes on cash	(565)	(1,320)
Net increase (decrease) in cash and cash equivalents	3,009	8,983
Cash and cash equivalents at beginning of period	29,216	11,821
Cash and cash equivalents at end of period	$32,225	$20,804

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
The unaudited consolidated financial information for the three and nine months ended March 31, 2016 and 2015 is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Annual Report”), filed with the Securities and Exchange Commission on September 10, 2015 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2015 was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2016, there have been no material changes to any of the significant accounting policies contained therein, except for the application of Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), during the quarter ended December 31, 2015. For further discussion regarding this guidance, see “—New Accounting Standards.”
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares equivalents resulting from the assumed exercise of stock options and warrants. For the three and nine months ended March 31, 2016 and 2015, all common share equivalents were included in the calculation of diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2016	2015	2016	2015
Net income	$18,577	$16,696	$67,508	$49,876
Weighted average number of shares – basic	39,356	38,998	39,203	38,951
Dilutive effect of stock options and warrant	644	921	793	815
Weighted average number of shares – diluted	40,000	39,919	39,996	39,766
Net income per share:
basic	$0.47	$0.43	$1.72	$1.28
diluted	$0.46	$0.42	$1.69	$1.25
New Accounting Standards
Financial Accounting Standards Board (“FASB”) ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, amends Compensation—Stock Compensation (Topic 718). This new standard simplifies the accounting for share-based payments. The application of this ASU will change various aspects of the current accounting treatment, including accounting for income taxes to require that excess tax deficiencies/benefits be recognized as income tax expense/benefit rather than additional paid-in capital as currently required, as well as accounting for minimum statutory tax withholding requirements and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is permitted and should be applied on a modified retrospective basis. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
ASU 2016-02, Leases (Topic 842), supersedes the current lease accounting guidance and requires an entity to recognize assets and liabilities for both financing and operating leases on the balance sheet and requires additional qualitative and quantitative disclosures regarding leasing arrangements. This ASU is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The provisions of this guidance are to be applied using a modified retrospective approach, and provide for certain practical expedients. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
ASU 2015-17, Income Taxes (Topic 740), requires entities to classify deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The guidance is effective for annual periods beginning after December 15, 2016. Early application is permitted, and either retrospective or prospective application is allowed. We elected early application of this ASU during the quarter ended December 31, 2015 to simplify the presentation of deferred tax assets and liabilities. We applied the guidance prospectively; periods prior to December 31, 2015 were not retrospectively adjusted. The application of this guidance did not have a material impact on our consolidated balance sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. Subsequently, ASU 2016-08, Revenue from Contracts with Customers (Topic 606), was issued and amends ASU 2014-09 to clarify the implementation guidance for principal versus agent considerations, and reporting revenue gross versus net. In addition, ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, was issued resulting in a one year deferral of the ASU 2014-09 effective date. Thus, ASU 2014-09, along with the guidance in ASU 2016-08, is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2016. The guidance should be applied retrospectively to each prior reporting period presented. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
3.
Acquisition

In January 2016, we purchased the assets of MVP Laboratories, Inc. (“MVP”). MVP was a developer, manufacturer and marketer of livestock vaccines, vaccine adjuvants and other products. We acquired all of the assets and assumed certain liabilities used in MVP’s business, including working capital, intellectual property, manufacturing equipment, real property and facilities. The purchase price of approximately $46,546 was paid in cash at closing. We incurred $618 in transaction expenses in connection with the acquisition, which are included in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for as a business combination in accordance with ASC No. 805, Business Combinations. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:
Working capital, net	$4,893
Property, plant and equipment	4,774
Definite-lived intangible assets	28,380
Goodwill	8,499
Net assets acquired	$46,546

We may further refine the determination of certain assets during the measurement period.The definite-lived intangible assets relate to developed products and will be amortized over an estimated useful life of 15 years. The preliminary amount of goodwill has been allocated to our Animal Health segment and is deductible for tax purposes.
4.
Statements of Operations—Additional Information

	Three Months		Nine Months
For the Periods Ended March 31	2016	2015	2016	2015
Interest expense, net
Term B Loan	$2,888	$2,887	$8,750	$8,808
Revolving credit facility	720	211	1,322	680
Acquisition-related accrued interest	394	235	1,083	235
Amortization of deferred financing fees and debt discount	251	241	734	725
Other	79	88	335	316
Interest expense	4,332	3,662	12,224	10,764
Interest (income)	(67)	(60)	(173)	(157)
	$4,265	$3,602	$12,051	$10,607
Depreciation and amortization
Depreciation of property, plant and equipment	$4,328	$4,066	$12,514	$12,417
Amortization of intangible assets	1,469	1,233	3,988	3,359
Amortization of other assets	59	57	176	174
	$5,856	$5,356	$16,678	$15,950

5.
Balance Sheets—Additional Information

As of	March 31, 2016	June 30, 2015
Inventories
Raw materials	$46,971	$40,012
Work-in-process	9,276	7,617
Finished goods	112,046	102,157
	$168,293	$149,786
Goodwill roll-forward
Balance at beginning of period	$12,613	$12,613
MVP acquisition	8,499	—
Balance at end of period	$21,112	$12,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,049 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	March 31, 2016	June 30, 2015
Accrued expenses and other current liabilities
Employee related	$20,394	$22,273
Commissions and rebates	3,895	4,148
Insurance related	1,403	1,368
Professional fees	4,041	3,543
Income and other taxes	2,003	817
Deferred consideration on acquisitions	1,250	1,196
Fair value of derivatives	220	1,542
Other	11,913	10,576
	$45,119	$45,463

As of	March 31, 2016	June 30, 2015
Accumulated other comprehensive income (loss)
Derivative instruments	$(220)	$(1,542)
Foreign currency translation adjustment	(47,503)	(32,723)
Unrecognized net pension gains (losses)	(18,546)	(19,884)
(Provision) benefit for income taxes on derivative instruments	(2,327)	63
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	4,923
(Provision) benefit for income taxes on pension gains (losses)	(2,803)	(2,437)
	$(63,233)	$(51,600)

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
The Revolver requires, among other things, the maintenance of a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio, calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of March 31, 2016, we were in compliance with the covenants of the Credit Facilities.
As of March 31, 2016, we had $82,000 in borrowings under the Revolver and had outstanding letters of credit of  $14,183 leaving $103,817 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The tenors of these letters of credit are all one year or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average interest rates on the Revolver and Term B Loan were 3.00% and 4.00%, respectively, for the nine months ended March 31, 2016.
Long-Term Debt
As of	March 31, 2016	June 30, 2015
Term B loan due April 2021	$284,925	$287,100
Capitalized lease obligations	13	18
	284,938	287,118
Unamortized debt discount	(523)	(600)
	284,415	286,518
Less: current maturities	(2,809)	(2,809)
	$281,606	$283,709

7.
Dividends

We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. We declared and paid quarterly cash dividends totaling $3,940, and $11,767 for the three and nine months ended March 31, 2016, respectively, to holders of our Class A common stock and Class B common stock. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
8.
Related Party Transactions

Certain relatives of Jack C. Bendheim provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $388 and $1,515 during the three and nine months ended March 31, 2016, respectively, and $385 and $1,554 during the three and nine months ended March 31, 2015, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
9.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined within the plan.
The following table details the net periodic pension expense:
	Three Months		Nine Months
For the Periods Ended March 31	2016	2015	2016	2015
Service cost – benefits earned during the period	$735	$739	$2,204	$2,217
Interest cost on benefit obligation	723	654	2,170	1,963
Expected return on plan assets	(794)	(707)	(2,382)	(2,121)
Amortization of net actuarial (gain) loss and prior service costs	446	351	1,338	1,053
Net periodic pension expense	$1,110	$1,037	$3,330	$3,112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.
Income Taxes

During the quarter ended December 31, 2015, we concluded it was more likely than not that the value of domestic deferred tax assets would be realized and it was no longer necessary to maintain a valuation allowance. Accordingly we released our domestic valuation allowance. We continue to maintain valuation allowances against deferred tax assets related to certain foreign jurisdictions. We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate a review is required.
The provision (benefit) for income taxes for the three and nine months ended March 31, 2016, included a benefit from the release of our valuation allowance against domestic deferred tax assets of approximately $2,536 and $21,323, respectively. Excluding the release of the valuation allowance, the Company’s income tax provisions were comprised primarily of income taxes relating to profitable foreign jurisdictions; income taxes relating to domestic income were substantially offset by the utilization of net operating losses that previously had been offset by the valuation allowance. The provision for income taxes also included benefits from the recognition of certain previously unrecognized tax benefits of  $2,130 and $3,677 for the three and nine months ended March 31, 2016, respectively, and $0 and $1,218 for the three and nine months ended March 31, 2015, respectively.
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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated our cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,435 and $6,827 at March 31, 2016 and June 30, 2015, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
At March 31, 2016, the following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges:
Instrument	Hedge	Notional Amount at March 31, 2016	Fair value as of
			March 31, 2016	June 30, 2015
Options	Brazilian Real calls	R$136,500	$1,561	$493
Options	Brazilian Real puts	R$136,500	$(1,781)	$(2,035)
The unrecognized gains (losses) at March 31, 2016, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. Other comprehensive income (loss) included $4,316 and $1,322 of unrecognized gains for the three and nine months ended March 31, 2016, respectively. Accumulated other comprehensive income (loss) at March 31, 2016 included $220 of net unrecognized losses on derivative instruments; we anticipate that $289 of those losses will be recognized in earnings within the next twelve months. We realized net losses of  $618 and $2,559 related to contracts that matured during the three and nine months ended March 31, 2016, respectively, and recorded the cost as a component of inventory. In addition, during the three and nine months ended March 31, 2016 we recognized $174 of losses in earnings in relation to contracts that matured; we anticipate the balance of the realized net losses in inventory as of March 31, 2016 will be recognized in earnings within the next twelve months. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold. We hedge forecasted transactions for periods not exceeding twenty-four months.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In assessing the fair value of financial instruments at March 31, 2016 and June 30, 2015, we used a variety of methods and assumptions which were based on estimates of market conditions and risks existing at the time.
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
As of	March 31, 2016			June 30, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives asset/(liability)	$—	$(220)	$—	$—	$(1,542)	$—
Deferred consideration on acquisitions	$—	$—	$(6,351)	$—	$—	$(5,465)
The table below provides a summary of the changes in the fair value of Level 3 liabilities:
Balance, June 30, 2015	$(5,465)
Acquisition-related accrued interest	(1,082)
Payment and other	196
Balance, March 31, 2016	$(6,351)

14.
Business Segments

The Animal Health segment manufactures and markets products for the poultry, swine, cattle, dairy, aquaculture and ethanol markets. The business includes net sales of medicated feed additives and other related products, nutritional specialty products and vaccines. The Mineral Nutrition segment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months		Nine Months
For the Periods Ended March 31	2016	2015	2016	2015
Net sales
Animal Health	$118,328	$117,346	$359,966	$353,356
Mineral Nutrition	53,029	57,320	166,351	171,509
Performance Products	12,104	12,829	36,037	38,776
	$183,461	$187,495	$562,354	$563,641
Depreciation and amortization
Animal Health	$4,246	$3,829	$11,951	$11,367
Mineral Nutrition	656	613	1,876	1,822
Performance Products	196	133	584	426
Corporate	758	781	2,267	2,335
	$5,856	$5,356	$16,678	$15,950
Adjusted EBITDA
Animal Health	$32,151	$29,629	$95,978	$90,379
Mineral Nutrition	4,012	3,761	11,361	10,994
Performance Products	490	994	568	2,192
Corporate	(6,987)	(6,888)	(22,100)	(20,583)
	$29,666	$27,496	$85,807	$82,982
Reconciliation of Adjusted EBITDA to income before income taxes
Adjusted EBITDA	$29,666	$27,496	$85,807	$82,982
Depreciation and amortization	(5,856)	(5,356)	(16,678)	(15,950)
Acquisition-related cost of goods sold	(1,601)	—	(1,601)	—
Acquisition-related accrued compensation	(420)	(327)	(1,260)	(327)
Acquisition-related transaction costs	(618)	—	(618)	—
Interest expense, net	(4,265)	(3,602)	(12,051)	(10,607)
Foreign currency gains (losses), net	2,243	4,633	5,139	6,855
Income before income taxes	$19,149	$22,844	$58,738	$62,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	March 31, 2016	June 30, 2015
Identifiable assets
Animal Health	$433,754	$361,078
Mineral Nutrition	58,966	59,881
Performance Products	24,850	22,255
Corporate	72,311	50,104
	$589,881	$493,318

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $4,049 and $4,364 as of March 31, 2016 and June 30, 2015, respectively. The Performance Products segment includes an investment in an equity method investee of  $407 and $361 as of March 31, 2016 and June 30, 2015, respectively. Corporate includes all cash and cash equivalents.

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
Trends and uncertainties
Our business is subject to product registration and authorization regulations. Changes in the regulations could have a material impact on our business. In April 2016, the United States (“U.S.”) Food and Drug Administration (the “FDA”) began initial steps to withdraw approval of Mecadox® (carbadox), one of our products, due to concerns that certain residues from our carbadox product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the U.S. Mecadox has been approved and sold in the U. S. for more than 40 years and is a widely used treatment for controlling bacterial diseases including salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date, we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies, with positive evidence to date, of the continued safety of the product when used in accordance with the label. Our studies are due to be completed in July 2016, and we expect the data will support the continued safe use of Mecadox. We have formally requested a hearing with the FDA to address its concerns. We will submit our data, analyses and information to the FDA by the required deadline of not later than July 11, 2016. The timing of the FDA’s response to our submission is not subject to a predetermined deadline.
Our sales of Mecadox in the U.S. were approximately $15 million for the 12 months ending March 31, 2016. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Nine Months
For the Periods Ended March 31	2016	2015	Change		2016	2015	Change
	(in thousands, except per share)				(in thousands, except per share)
Net sales	$183,461	$187,495	$(4,034)	(2)%	$562,354	$563,641	$(1,287)	(0)%
Gross profit	59,955	59,110	845	1%	182,531	175,524	7,007	4%
Selling, general and administrative expenses	38,784	37,297	1,487	4%	116,881	108,819	8,062	7%
Operating income	21,171	21,813	(642)	(3)%	65,650	66,705	(1,055)	(2)%
Interest expense, net	4,265	3,602	663	18%	12,051	10,607	1,444	14%
Foreign currency (gains) losses, net	(2,243)	(4,633)	2,390	*	(5,139)	(6,855)	1,716	*
Income before income taxes	19,149	22,844	(3,695)	(16)%	58,738	62,953	(4,215)	(7)%
Provision (benefit) for income taxes	572	6,148	(5,576)	(91)%	(8,770)	13,077	(21,847)	*
Net income	$18,577	$16,696	$1,881	11%	$67,508	$49,876	$17,632	35%
Net income per share
basic	$0.47	$0.43	$0.04		$1.72	$1.28	$0.44
diluted	$0.46	$0.42	$0.04		$1.69	$1.25	$0.44
Weighted average number of shares outstanding
basic	39,356	38,998			39,203	38,951
diluted	40,000	39,919			39,996	39,766
Ratio to net sales
Gross profit	32.7%	31.5%			32.5%	31.1%
Selling, general and administrative expenses	21.1%	19.9%			20.8%	19.3%
Operating income	11.5%	11.6%			11.7%	11.8%
Income before income taxes	10.4%	12.2%			10.4%	11.2%
Net income	10.1%	8.9%			12.0%	8.8%
Effective tax rate	3.0%	26.9%			(14.9)%	20.8%

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
Segment net sales and adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2016	2015	Change		2016	2015	Change
	(in thousands)				(in thousands)
Net sales
MFAs and other	$82,445	$83,372	$(927)	(1)%	$253,535	$251,547	$1,988	1%
Nutritional specialties	22,792	19,826	2,966	15%	69,384	60,129	9,255	15%
Vaccines	13,091	14,148	(1,057)	(7)%	37,047	41,680	(4,633)	(11)%
Animal Health	118,328	117,346	982	1%	359,966	353,356	6,610	2%
Mineral Nutrition	53,029	57,320	(4,291)	(7)%	166,351	171,509	(5,158)	(3)%
Performance Products	12,104	12,829	(725)	(6)%	36,037	38,776	(2,739)	(7)%
Total	$183,461	$187,495	$(4,034)	(2)%	$562,354	$563,641	$(1,287)	(0)%
Adjusted EBITDA
Animal Health	$32,151	$29,629	$2,522	9%	$95,978	$90,379	$5,599	6%
Mineral Nutrition	4,012	3,761	251	7%	11,361	10,994	367	3%
Performance Products	490	994	(504)	(51)%	568	2,192	(1,624)	(74)%
Corporate	(6,987)	(6,888)	(99)	*	(22,100)	(20,583)	(1,517)	*
Total	$29,666	$27,496	$2,170	8%	$85,807	$82,982	$2,825	3%
Adjusted EBITDA ratio to segment net sales
Animal Health	27.2%	25.2%			26.7%	25.6%
Mineral Nutrition	7.6%	6.6%			6.8%	6.4%
Performance Products	4.0%	7.7%			1.6%	5.7%
Corporate(1)	(3.8)%	(3.7)%			(3.9)%	(3.7)%
Total(1)	16.2%	14.7%			15.3%	14.7%

(1)
reflects ratio to total net sales

A reconciliation of net income, as reported under GAAP, to adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2016	2015	Change		2016	2015	Change
	(in thousands)				(in thousands)
Net income (loss)	$18,577	$16,696	$1,881	11%	$67,508	$49,876	$17,632	35%
Interest expense, net	4,265	3,602	663	18%	12,051	10,607	1,444	14%
Provision (benefit) for income taxes	572	6,148	(5,576)	(91)%	(8,770)	13,077	(21,847)	*
Depreciation and amortization	5,856	5,356	500	9%	16,678	15,950	728	5%
EBITDA	29,270	31,802	(2,532)	(8)%	87,467	89,510	(2,043)	(2)%
Acquisition-related cost of goods sold	1,601	—	1,601	*	1,601	—	1,601	*
Acquisition-related accrued compensation	420	327	93	28%	1,260	327	933	285%
Acquisition-related transaction costs	618	—	618	*	618	—	618	*
Foreign currency (gains) losses, net	(2,243)	(4,633)	2,390	*	(5,139)	(6,855)	1,716	*
Adjusted EBITDA	$29,666	$27,496	$2,170	8%	$85,807	$82,982	$2,825	3%

Amounts and percentages may reflect rounding adjustments
*
Calculation not meaningful

Adjusted net income
We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income (loss), as reported under GAAP, to adjusted net income:
	Three Months
	As Reported		Adjustments(1)		Adjusted
For the Periods Ended March 31	2016	2015	2016	2015	2016	2015
	(in thousands, except per share amounts)
Cost of goods sold	$123,506	$128,385	$(1,601)	$—	$121,905	$128,385
Gross profit	59,955	59,110	1,601	—	61,556	59,110
Selling, general and administrative expenses	38,784	37,297	(2,507)	(1,560)	36,277	35,737
Operating income	21,171	21,813	4,108	1,560	25,279	23,373
Interest expense, net	4,265	3,602	(394)	(235)	3,871	3,367
Foreign currency (gains) losses, net	(2,243)	(4,633)	2,243	4,633	—	—
Income before income taxes	19,149	22,844	2,259	(2,838)	21,408	20,006
Provision (benefit) for income taxes	572	6,148	5,779	(2,679)	6,351	3,469
Net income	$18,577	$16,696	$(3,520)	$(159)	$15,057	$16,537
Net income per share
basic	$0.47	$0.43	$(0.09)	$0.00	$0.38	$0.42
diluted	$0.46	$0.42	$(0.09)	$0.00	$0.38	$0.41
Weighted average common shares outstanding
basic	39,356	38,998			39,356	38,998
diluted	40,000	39,919			40,000	39,919
Ratio to net sales
Gross profit	32.7%	31.5%			33.6%	31.5%
Selling, general and administrative expenses	21.1%	19.9%			19.8%	19.1%
Operating income	11.5%	11.6%			13.8%	12.5%
Income before income taxes	10.4%	12.2%			11.7%	10.7%
Net income	10.1%	8.9%			8.2%	8.8%
Effective tax rate	3.0%	26.9%			29.7%	17.3%

	Nine Months
	As Reported		Adjustments(1)		Adjusted
For the Periods Ended March 31	2016	2015	2016	2015	2016	2015
	(in thousands, except per share amounts)
Cost of goods sold	$379,823	$388,117	$(1,601)	$—	$378,222	$388,117
Gross profit	182,531	175,524	1,601	—	184,132	175,524
Selling, general and administrative expenses	116,881	108,819	(5,866)	(3,686)	111,015	105,133
Operating income	65,650	66,705	7,467	3,686	73,117	70,391
Interest expense, net	12,051	10,607	(1,083)	(235)	10,968	10,372
Foreign currency (gains) losses, net	(5,139)	(6,855)	5,139	6,855	—	—
Income before income taxes	58,738	62,953	3,411	(2,934)	62,149	60,019
Provision (benefit) for income taxes	(8,770)	13,077	22,635	(3,945)	13,865	9,132
Net income	$67,508	$49,876	$(19,224)	$1,011	$48,284	$50,887
Net income per share
basic	$1.72	$1.28	$(0.49)	$0.03	$1.23	$1.31
diluted	$1.69	$1.25	$(0.48)	$0.03	$1.21	$1.28
Weighted average common shares outstanding
basic	39,203	38,951			39,203	38,951
diluted	39,996	39,766			39,996	39,766
Ratio to net sales
Gross profit	32.5%	31.1%			32.7%	31.1%
Selling, general and administrative expenses	20.8%	19.3%			19.7%	18.7%
Operating income	11.7%	11.8%			13.0%	12.5%
Income before income taxes	10.4%	11.2%			11.1%	10.6%
Net income	12.0%	8.8%			8.6%	9.0%
Effective tax rate	(14.9)%	20.8%			22.3%	15.2%

(1)
See below for details on adjustments:

	Three Months		Nine Months
For the Periods Ended March 31	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of goods sold:
Acquisition-related cost of goods sold	$(1,601)	$—	$(1,601)	$—
Selling, general and administrative expenses:
Acquisition-related intangible amortization	$(1,469)	$(1,233)	$(3,988)	$(3,359)
Acquisition-related accrued compensation	(420)	(327)	(1,260)	(327)
Acquisition-related transaction costs	(618)	—	(618)	—
Total	$(2,507)	$(1,560)	$(5,866)	$(3,686)
Interest expense, net:
Acquisition-related accrued interest	$(394)	$(235)	$(1,083)	$(235)
Foreign currency (gains) losses, net:
Primarily related to intercompany balances	$2,243	$4,633	$5,139	$6,855
Provision (benefit) for income taxes:
Adjust to cash income taxes paid	$5,779	$(2,679)	$22,635	$(3,945)

Comparison of three months ended March 31, 2016 and 2015
Our results for the three months ended March 31, 2015 included $2.0 million of revenue and income from milestone payments for licensing of vaccine delivery technology. For a better understanding of underlying trends, we also present comparisons with 2015 that exclude the prior year milestone payments.
Net sales
Net sales of $183.5 million for the three months ended March 31, 2016 decreased $2.0 million, or 1%, as compared to the three months ended March 31, 2015, excluding the prior year $2.0 million of vaccine licensing milestone revenue. Animal Health grew $3.0 million, offset by declines in Mineral Nutrition and Performance Products of  $4.3 million and $0.7 million, respectively.
Including the prior year $2.0 million in vaccine licensing milestone revenue, net sales decreased $4.0 million, or 2%.
Animal Health
Net sales of $118.3 million for the three months ended March 31, 2016 grew $3.0 million, or 3%, excluding the prior year $2.0 million of vaccine licensing milestone revenue. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups. Nutritional specialty products grew $3.0 million, or 15%, primarily due to U.S. volume growth of our products for the dairy and poultry industries. Vaccines grew $0.9 million, or 8%, principally from volume growth, including approximately two months results from the MVP Laboratories, Inc. (“MVP”) acquisition, partially offset by a reduction in international volumes. Certain vaccine sales were reduced due to production interruptions necessary to implement Good Manufacturing Practices capital improvements, which have now been completed. MFAs and other decreased $0.9 million, or 1%, primarily due to volume declines in the U.S., as well as unfavorable currency movements in certain international markets.
Including the prior year $2.0 million of vaccine licensing milestone revenue, net sales grew $1.0 million, or 1%.
Mineral Nutrition
Net sales of $53.0 million decreased $4.3 million, or 7%, for the three months ended March 31, 2016. The decrease is due to lower average selling prices due to underlying raw material commodity price declines. Partially offsetting the lower average selling prices were increased volumes from improved demand for trace mineral products.
Performance Products
Net sales of $12.1 million decreased $0.7 million, or 6%, for the three months ended March 31, 2016 due to lower volumes of copper-based and chemical catalyst products, as well as lower average selling prices of personal care ingredients. These declines were partially offset by higher volumes of personal care ingredients.
Gross profit
Gross profit of  $61.6 million for the three months ended March 31, 2016 increased $4.4 million, or 8%, as compared to the three months ended March 31, 2015, excluding the prior year $2.0 million of vaccine licensing milestone revenue and excluding $1.6 million of current year acquisition-related cost of goods sold from the inventory step-up related to the MVP acquisition. Gross profit increased to 33.6% of net sales for the three months ended March 31, 2016 as compared to 30.8% for the three months ended March 31, 2015. Animal Health gross profit increased $5.2 million due to volume growth and favorable currency movements. Mineral Nutrition gross profit was level with last year, as lower average selling prices were offset by lower product costs. Performance Products gross profit decreased $0.5 million due to higher product costs of copper-based products and lower average selling prices of personal care ingredients, partially offset by higher volumes of personal care ingredients.

Including the prior year $2.0 million of vaccine licensing milestone revenue and including $1.6 million of acquisition-related cost of goods sold, gross profit increased $0.8 million, or 1%.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of  $36.3 million for the three months ended March 31, 2016 increased $0.5 million, or 2%, as compared to the three months ended March 31, 2015, excluding acquisition-related transaction costs of  $0.6 million for the three months ended March 31, 2016; acquisition-related intangible amortization of  $1.5 million and $1.2 million and acquisition-related accrued compensation of  $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively,. Animal Health accounted for $0.6 million of the increase, driven by increased sales force and product development costs. Corporate expenses accounted for $0.1 million of the increase, due to increased compensation and office-related costs.
Including acquisition-related transaction costs, intangible amortization and accrued compensation, SG&A increased $1.5 million, or 4%.
Adjusted EBITDA
Adjusted EBITDA of $29.7 million for the three months ended March 31, 2016 increased $4.2 million or 16%, as compared to the three months ended March 31, 2015, excluding the prior year $2.0 million in vaccine licensing milestone revenue. Animal Health adjusted EBITDA increased $4.5 million, or 16%, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $0.3 million, or 7%, due to lower SG&A expenses as lower average selling prices were offset by lower product costs. Performance Products decreased $0.5 million due to lower volumes. Corporate expenses increased $0.1 million due to increased compensation and office-related costs.
Including the prior year $2.0 million of vaccine licensing milestone revenue, adjusted EBITDA increased $2.2 million or 8%.
Interest expense, net
Interest expense, net of $3.9 million increased $0.5 million, primarily due to interest on increased borrowings under our revolving credit facility (the “Revolver”), excluding acquisition-related accrued interest of  $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively,
Including acquisition-related accrued interest, interest expense, net increased $0.7 million or 18%.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended March 31, 2016 amounted to net gains of $2.2 million, as compared to $4.6 million in net gains for the three months ended March 31, 2015. Foreign currency gains in the three months ended March 31, 2016 were primarily due to the movement of Brazil and South Africa currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income tax was $0.6 million, and the effective tax rate was 3.0% for the three months ended March 31, 2016, including the effect of certain discrete items.
Income tax expense for the three months ended March 31, 2016, included a benefit of  $4.6 million for discrete items related to previously unrecognized tax benefits and a release of our domestic valuation allowance, of  $2.1 million and $2.5 million, respectively. Excluding this $4.6 million benefit, income tax expense was $5.2 million for the three months ended March 31, 2016, compared with $6.1 million for the same period last year, resulting in a 27.2% effective tax rate compared to 26.9% for the same period last year. Our consolidated provisions for income taxes, before taking into effect discrete items, is primarily comprised of income taxes relating to profitable foreign jurisdictions.

Prior to releasing the valuation allowance on our deferred tax assets during the quarter ended December 31, 2015, our domestic provision for income taxes was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance. As a result of the release of the valuation allowance, we expect our income tax provision in future periods to increase as we record an income tax provision on our domestic pre-tax income.
Comparison of nine months ended March 31, 2016 and 2015
Our results for the nine months ended March 31, 2015 included $8.0 million of revenue and income from milestone payments for licensing of vaccine delivery technology. For a better understanding of underlying trends, we also present comparisons with 2015 that exclude the prior year milestone payments.
Net sales
Net sales of $562.4 million for the nine months ended March 31, 2016 increased $6.7 million, or 1%, as compared to the nine months ended March 31, 2015, excluding the prior year $8.0 million of vaccine licensing milestone revenue,. Animal Health grew $14.6 million, while Mineral Nutrition and Performance Products declined $5.2 million and $2.7 million, respectively.
Including the prior year $8.0 million of vaccine licensing milestone revenue, net sales decreased $1.3 million, or less than 1%.
Animal Health
Net sales of $360.0 million for the nine months ended March 31, 2016 grew $14.6 million, or 4%, excluding the prior year $8.0 million of vaccine licensing milestone revenue. The growth was primarily due to volume increases across all product groups. MFAs and other grew $2.0 million, or 1%, primarily due to volume growth in international markets. Nutritional specialty products grew $9.3 million, or 15%, primarily due to U.S. and E.U. volume growth of our products for the dairy and poultry industries. Vaccines grew $3.4 million, or 10%, principally from volume growth, including sales of MVP products.
Including the prior year $8.0 million of vaccine licensing milestone revenue, net sales grew $6.6 million, or 2%.
Mineral Nutrition
Net sales of $166.4 million decreased $5.2 million, or 3%, for the nine months ended March 31, 2016. The decrease is due to lower average selling prices due to underlying raw material commodity price declines. Partially offsetting the lower average selling prices were increased volumes from improved demand for trace mineral products.
Performance Products
Net sales of $36.0 million decreased $2.7 million, or 7%, for the nine months ended March 31, 2016, due to lower average selling prices of copper-based products and personal care ingredients and lower volumes of chemical catalyst products.
Gross profit
Gross profit of $184.1 million for the nine months ended March 31, 2016 increased $16.6 million, or 10%, as compared to the nine months ended March 31, 2015, excluding the prior year $8.0 million in vaccine licensing milestone revenue and excluding the current year $1.6 million of acquisition-related cost of goods sold from the inventory step-up related to the MVP acquisition. Gross profit increased to 32.7% of net sales for the nine months ended March 31, 2016 as compared to 30.1% for the nine months ended March 31, 2015. Animal Health gross profit increased $18.4 million due to volume growth, lower unit costs from improved operating efficiencies and favorable currency movements. Mineral Nutrition gross profit increased $0.3 million due to lower product costs, partially offset by lower average selling prices.

Performance Products gross profit decreased $1.9 million due to lower average selling prices of copper-based products and personal care ingredients and lower volumes of chemical catalyst products, partially offset by lower product costs for personal care ingredients.
Including the prior year $8.0 million of vaccine licensing milestone revenue and including $1.6 million of acquisition-related cost of goods sold, gross profit increased $7.0 million, or 4%.
Selling, general and administrative expenses
SG&A expenses of $111.0 million for the nine months ended March 31, 2016 increased $5.9 million, or 6%, as compared to the nine months ended March 31, 2015, excluding acquisition-related transaction costs of  $0.6 million for the nine months ended March 31, 2016; acquisition-related intangible amortization of  $4.0 million and $3.4 million and acquisition-related accrued compensation of  $1.3 million and $0.3 million, for the nine months ended March 31, 2016 and 2015, respectively. Animal Health accounted for $4.6 million of the increase, driven by increased sales force and product development costs. Corporate expenses accounted for $1.4 million of the increase, due to increased compensation and office-related costs.
Including acquisition-related transaction costs, intangible amortization and accrued compensation, SG&A increased $8.1 million, or 7%.
Adjusted EBITDA
Adjusted EBITDA of $85.8 million for the nine months ended March 31, 2016 increased $10.8 million, or 14%, as compared to the nine months ended March 31, 2015, excluding the prior year $8.0 million of vaccine licensing milestone revenue. Animal Health adjusted EBITDA increased $13.6 million, or 17%, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $0.4 million, or 3%, due to improved operating margins from lower product costs, partially offset by lower average selling prices. Performance Products decreased $1.6 million, or 74%, due to lower sales volumes and lower average selling prices. Corporate expenses increased $1.5 million due to increased compensation and office-related costs.
Including the prior year $8.0 million of vaccine licensing milestone revenue, adjusted EBITDA increased $2.8 million, or 3%.
Interest expense, net
Interest expense, net of $11.0 million increased $0.6 million primarily due to interest on increased borrowings under our Revolver, excluding acquisition-related accrued interest of  $1.1 million and $0.3 million for the nine months ended March 31, 2016 and 2015, respectively.
Including acquisition-related accrued interest, interest expense, net increased $1.4 million or 14%.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the nine months ended March 31, 2016 amounted to net gains of $5.1 million, as compared to $6.9 million in net gains for the nine months ended March 31, 2015. Foreign currency gains in the nine months ended March 31, 2016 were primarily due to the movement of Brazil, South Africa and Mexico currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
During the quarter ended December 31, 2015, we concluded that it was more likely than not that the value of domestic deferred tax assets would be realized, and it was no longer necessary to maintain a valuation allowance. We released those domestic valuation allowances, except for those amounts that were needed for release against the utilization of net operating losses for the remainder of the fiscal year. The effect of the release of this valuation allowance, as well as the impact of recognizing certain previously unrecognized tax benefits, resulted in a tax benefit of  $25.0 million. Including the impact of these discrete items, we experienced an income tax benefit of $8.8 million and our effective tax rate was (14.9)% for the nine months ended March 31, 2016, as compared to $13.1 million of income tax expense with an effective tax rate of 20.8% for the same period last year.
The $25.0 million tax benefit was comprised of the release of our valuation allowance for $21.3 million and previously unrecognized tax benefits of  $3.7 million. Excluding the benefit from these discrete items, income tax expense was $16.2 million for the nine months ended March 31, 2016, with an effective tax rate of 27.6%. Excluding a discrete item for a benefit of  $1.2 million related to unrecognized tax benefits, income tax expense was $14.3 million, with an effective tax rate of 22.7%, for the nine months ended March 31, 2015. Our consolidated provision for income taxes, before taking into effect the aforementioned discrete items, is primarily comprised of income taxes relating to profitable foreign jurisdictions. The increase in the effective rate was primarily due to a greater proportion of our pre-tax income being generated in our foreign subsidiaries during the nine months ended March 31, 2016 as compared to the same period last year.
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
	Nine Months
For the Periods Ended March 31	2016	2015	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$10,626	$46,842	$(36,216)
Investing activities	(75,052)	(22,105)	(52,947)
Financing activities	68,000	(14,434)	82,434
Effect of exchange-rate changes on cash and cash equivalents	(565)	(1,320)	755
Net increase/(decrease) in cash and cash equivalents	$3,009	$8,983	$(5,974)

Net cash provided (used) by operating activities was comprised of:
	Nine Months
For the Periods Ended March 31	2016	2015	Change
	(in thousands)
Adjusted EBITDA	$85,807	$82,982	$2,825
Interest paid	(10,352)	(9,757)	(595)
Income taxes paid	(13,865)	(9,132)	(4,733)
Changes in operating assets and liabilities and other items	(50,964)	(17,251)	(33,713)
Net cash provided (used) by operating activities	$10,626	$46,842	$(36,216)

Certain amounts may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $10.6 million for the nine months ended March 31, 2016, primarily attributable to operating income of $65.7 million, partially offset by changes in operating assets and liabilities of  $51.0 million. Accounts receivable used $6.6 million due to timing of sales and collections and sales growth. Increased inventories used $19.8 million of cash due to timing of purchases and production. Accounts payable and accrued expenses used $20.6 million of cash primarily due to timing of purchases, payments for annual incentive compensation and retirement plan funding.
Investing activities
Net cash used in investing activities was $75.1 million for the nine months ended March 31, 2016. The MVP acquisition used $46.5 million. Capital expenditures were $28.6 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements.
Financing activities
Net cash provided by financing activities was $68.0 million for the nine months ended March 31, 2016. Net borrowings from our Revolver provided $79.0 million. We paid $11.8 million in dividends to holders of our Class A and Class B common stock. We paid $3.2 million in scheduled debt and other requirements. The issuance of common shares related to the exercise of stock options provided $4.0 million.
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
Certain relevant measures of our liquidity and capital resources were:
As of	March 31, 2016	June 30, 2015	Change
	(in thousands)
Cash and cash equivalents	$32,225	$29,216	$3,009
Working capital	$203,402	$175,988	$27,414
Ratio of current assets to current liabilities	3.10:1	2.62:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At March 31, 2016, our cash and cash equivalents included $32.0 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
In January 2016, we amended the agreements governing our Revolver and Term B Loan to, among other things, increase the commitment available to us under the Revolver from $100.0 million to $200.0 million. All other material terms and conditions were unchanged. In January 2016, we funded the $46.5 million MVP acquisition with borrowings under the Revolver. At March 31, 2016, we had $82.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $14.2 million, leaving $103.8 million available for borrowings and letters of credit. In addition, we had availability totaling $15.0 million under our Israeli loan agreements.
We currently intend to pay quarterly dividends of $0.10 per share, representing $15.7 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of $0.10 per share on Class A common stock and Class B common stock during the quarter ended March 31, 2016.

On May 9, 2016, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of June 1, 2016, payable on June 22, 2016.
Contractual obligations
As of March 31, 2016, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.
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

Adjusted net income
Adjusted net income is an alternative view of performance and we believe investors’ understanding of our performance is enhanced by disclosing this performance measure. We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. We have defined adjusted net income as net income plus (i) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, (ii) amortization of acquired intangibles, (iii) stock-based compensation, (iv) certain items that we consider to be unusual or non-recurring and (v) income taxes on a cash basis. The adjusted net income measure is not, and should not be viewed as a substitute for GAAP reported net income.
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to the our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. Except as described below, as of March 31, 2016, there have been no material changes to any of the critical accounting policies contained therein.
During the quarter ended December 31, 2015, we applied Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), which requires that deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. We applied the guidance prospectively; periods prior to December 31, 2015 were not retrospectively adjusted. We elected early application to simplify the presentation of deferred tax assets and liabilities in the consolidated balance sheet.

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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control Over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2015.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as set forth below, there were no material changes in the Company’s risk factors from the risks disclosed in the Annual Report.
Restrictions on the use of antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of antibacterial resistance from bacteria from food-producing animals to human bacterial pathogens, and the causality and impact of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our medicated feed additives portfolios. In some countries, this issue has led to government restrictions on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed, water, intramammary, topical, injectable or other route of administration). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In December 2013, the FDA announced a plan to phase out the production (non-therapeutic) uses of medically important antibacterials administered in animal feed or water to food producing animals over a three-year period. Medically important antibacterials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) #152. The FDA plan objectives are described in GFI #209 and GFI #213 and provide for the continued use of medically important antibacterials in food-producing animals for treatment, control and prevention of disease (“therapeutic” use) under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. In the United States, the antibacterial products within our poultry business, the largest portion of our MFAs and other business in this region, as well as our cattle business, have both approved therapeutic and non-therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products in these segments is at therapeutic dosage levels. We currently generate a portion of our revenues from antibacterial products sold for use in turkeys and swine in the United States where we do not currently have therapeutic claims that match our customers’ usage patterns. We intend to ensure that our antibacterial product offerings are in full alignment with the FDA’s guidance documents within the FDA’s three-year implementation period, and will pursue both new and additional therapeutic claims for these products with the FDA. However, there can be no assurance that we will be successful in obtaining such claims. While it is difficult to predict exactly what impact the removal of non-therapeutic claims for our products that are medically important antibacterials will ultimately have on our sales, we estimate that, based on our customers’ usage patterns, had we voluntarily decided to withdraw all of our non-therapeutic claims for these products in the United States, and did not add any new therapeutic claims for these products, our MFAs and other net sales would have been reduced by between $10 and $15 million for the year ended June 30, 2015.
Our Mecadox (carbadox) product has been approved for use in food animals for over 40 years. Certain regulatory bodies have raised concerns about the possible presence of certain residues of our carbadox product in meat from animals that consume the product. The product was banned for use in the European Union in 1998 and has been banned in several other countries outside the United States. In 1998, following a submission by the drug sponsor, the FDA conducted an evaluation of carbadox and found that it was safe based on the U.S. “sensitivity of the method” policy. Accordingly, the FDA continued to permit the approved use of carbadox. More recently, the FDA raised concerns that certain residues from our carbadox product may persist in tissues for longer than previously determined. See “Business— Regulatory” in the Annual Report. In April 2016, the FDA began initial steps to withdraw approval of Mecadox due to these concerns. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Our sales of Mecadox in the U.S. were approximately $15 million for the 12 months ending March 31, 2016. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
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
In 2008, the FDA announced that the agency required formal review of all additives used in the production of ethanol, including our Lactrol product (formulated virginiamycin), where the co-products may be used for animal feed. Virginiamycin has been certified by an independent expert panel convened by us as “generally recognized as safe” (“GRAS”) for use as a processing aid in ethanol production and as related to the use of the resulting distiller’s co-products for animal feed. We believe that this certification satisfies the FDA requirement. However, there can be no assurance we will be successful in maintaining market access for our Lactrol product or other ethanol production additives that we sell.
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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.
Defaults Upon Senior Securities

None.
Item 4.
Mine Safety Disclosures

None.
Item 5.
Other Information

None.
Item 6.
Exhibits

Exhibit 2.1* Asset Purchase Agreement dated January 12, 2016 by and among MVP Laboratories, Inc., Mary Lou Chapek, AVP, LLC and Phibro Animal Health Corporation.
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
Exhibit 101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF** XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB** XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

*
Confidential treatment of certain provisions of this exhibit has been requested with the Securities and Exchange Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

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
Phibro Animal Health Corporation
May 9, 2016	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
May 9, 2016	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer