Form 10-K
period 2016-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2016-08-29
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $548,903,338 as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the NASDAQ Stock Market. The registrant has no non-voting common stock.
As of August 22, 2016, there were 18,519,757 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,887,811 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on November 7, 2016 (hereinafter referred to as the “2016 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2016.

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
Pursuant to Section 102 of the JOBS Act, our 2016 Proxy Statement will provide reduced executive compensation disclosure.
We will remain an emerging growth company until the earliest of  (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, or (d) June 2019, which is the end of the fiscal year following the fifth anniversary of our initial public offering.
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
Trademarks, Service Marks and Trade Names
The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: Stafac®; Eskalin™; V-Max®; Terramycin®; Neo-Terramycin®; Neo-TM™; TM-50®; TM-100™; Mecadox®; Nicarb®; Boviprol™; Bloat Guard®; Aviax®; Aviax II™; Aviax Plus™; Coxistac™; Posistac™; Banminth®; Cerditac™; Cerdimix™; Rumatel®; OmniGen-AF®; Animate®; Procreatin 7®; Magni-Phi®; Chromax®; Provia 6086™; SRP®; Safmannan®; Biosaf®; AB20®; Lactrol®; MJPRRS®; TAbic® and V.H.®

PART I
Item 1.   Business
Overview
Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We are committed to providing livestock producers with value-based products and solutions to help them maintain and enhance the health and productivity of their animals and meet the growing demand for animal protein. Our sales, marketing and technical support organization of approximately 300 employees sells more than 1,400 product presentations in over 65 countries to approximately 3,000 customers. We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. We sell animal health and mineral nutrition products either directly to integrated poultry, swine and cattle integrators or through commercial animal feed manufacturers, wholesalers and distributors.
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
Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “the Company,” “Phibro,” “PAHC” and similar expression refer to Phibro Animal Health Corporation and its subsidiaries. We completed our initial public offering on April 16, 2014. Our Class A common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange.
Business Segments
We manage our business in three segments—Animal Health, Mineral Nutrition and Performance Products—each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:
	Segments			Change				Percentage of total
For the Years Ended June 30	2016	2015	2014	2016 / 2015		2015 / 2014		2016	2015	2014
	($ in millions)
Animal Health	$486	$471	$431	$15	3%	$40	9%	65%	63%	62%
Mineral Nutrition	217	227	202	(10)	(5)%	26	13%	29%	30%	29%
Performance Products	49	51	59	(2)	(4)%	(9)	(14)%	6%	7%	9%
Total	$752	$749	$692	$3	0%	$57	8%

	Species			Change				Percentage of total
For the Years Ended June 30	2016	2015	2014	2016 / 2015		2015 / 2014		2016	2015	2014
	($ in millions)
Poultry	$292	$280	$284	$12	4%	$(4)	(2)%	39%	37%	41%
Swine	100	102	90	(1)	(1)%	12	13%	13%	14%	13%
Dairy	146	135	120	12	9%	15	12%	19%	18%	17%
Cattle	96	100	83	(4)	(4)%	17	20%	13%	13%	12%
Other(1)	116	132	115	(16)	(12)%	17	15%	15%	18%	17%
Total	$752	$749	$692	$3	0%	$57	8%

	Regions(2)			Change				Percentage of total
For the Years Ended June 30	2016	2015	2014	2016 / 2015		2015 / 2014		2016	2015	2014
	($ in millions)
U.S. & Canada	$493	$483	$445	$9	2%	$38	9%	66%	65%	64%
Brazil & Latin America	109	107	92	2	2%	15	17%	15%	14%	13%
China & Asia Pacific	61	61	62	(1)	(1)%	(1)	(1)%	8%	8%	9%
Israel & Other	89	97	93	(8)	(8)%	4	4%	12%	13%	13%
Total	$752	$749	$692	$3	0%	$57	8%

(1)
Other includes the Performance Products segment, Mineral Nutrition sales to pet food and fertilizer manufacturers and sales to the ethanol industry

(2)
Net sales by region are based on country of destination

Certain reclassifications have been made to prior year amounts to conform to the current year presentations.
Certain amounts and percentages may reflect rounding adjustments.
Adjusted EBITDA by segment was:
	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2016	2015	2014	2016 / 2015		2015 / 2014		2016	2015	2014
	($ in millions)
Animal Health	$127	$120	$100	$7	6%	$20	20%	89%	88%	86%
Mineral Nutrition	15	14	12	1	4%	3	24%	10%	11%	10%
Performance Products	1	3	5	(2)	(63)%	(2)	(43)%	1%	2%	4%
Corporate	(29)	(27)	(26)	(2)	*	(1)	*
Total	$114	$110	$91	$4	4%	$19	21%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” for description of Adjusted EBITDA.

(2)
Before unallocated corporate costs

Certain amounts and percentages may reflect rounding adjustments.
Net identifiable assets by segment were:
	Net Identifiable Assets			Change				Percentage of total
As of June 30	2016	2015	2014	2016 / 2015		2015 / 2014		2016	2015	2014
	($ in millions)
Animal Health	$445	$349	$349	$95	27%	$1	0%	73%	71%	74%
Mineral Nutrition	58	59	57	(1)	(1)%	1	2%	9%	12%	12%
Performance Products	22	22	23	(0)	(2)%	(1)	(5)%	4%	4%	5%
Corporate	86	63	43	23	36%	20	46%	14%	13%	9%
Total	$610	$493	$472	$117	24%	$21	4%

Corporate includes all cash and cash equivalents and all income tax related assets.

Certain reclassifications have been made to prior year amounts to conform to the current year presentations.
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
	Product Groups			Change				Percentage of total
For the Years Ended June 30	2016	2015	2014	2016 / 2015		2015 / 2014		2016	2015	2014
	($ in millions)
MFAs and other	$340	$336	$327	$4	1%	$9	3%	70%	71%	76%
Nutritional specialties	94	82	63	12	15%	19	30%	19%	17%	15%
Vaccines	52	53	41	(1)	(2)%	12	29%	11%	11%	10%
Animal Health	$486	$471	$431	$15	3%	$40	9%

	Regions(1)			Change				Percentage of total
For the Years Ended June 30	2016	2015	2014	2016 / 2015		2015 / 2014		2016	2015	2014
	($ in millions)
U.S. & Canada	$235	$219	$195	$17	8%	$24	12%	48%	46%	45%
Brazil & Latin America	104	99	85	6	6%	14	16%	21%	21%	20%
China & Asia Pacific	61	61	62	(1)	(1)%	(1)	(1)%	12%	13%	14%
Israel & Other	86	92	89	(6)	(7)%	3	4%	18%	20%	21%
Total	$486	$471	$431	$15	3%	$40	9%

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
Approximately 55% of our MFAs and other sales in fiscal year 2016 were to the poultry industry, with sales to swine, cattle, dairy and other customers accounting for the remainder. The principal regions we serve include the U.S. and Canada, Brazil and Latin America, China and Asia Pacific, and Israel and other, with the largest region (as measured by net sales) accounting for less than half of total net sales.
Nutritional Specialties
Many of our proprietary nutritional specialty products have been developed through basic research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include OmniGen-AF®, a unique, patented nutritional specialty product that has been shown in several studies to help maintain a cow’s healthy immune system, and Animate®, a unique, patented anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow. We sell OmniGen-AF in the United States, Canada, Mexico, Brazil, several European countries, Turkey, Israel, Japan, China and Australia. We sell Animate in the United States, Canada and Mexico. We sell Magni-Phi®, a unique proprietary specialty product that has been shown in several studies to help improve immune response in poultry, which may lead to better health and performance, to poultry integrators in the United States.
Vaccines
Our vaccines products are primarily focused on preventing diseases in poultry and swine. We market these products in the United States, Israel, Turkey, China, South East Asia, India, East and Central Europe, Brazil and other Latin American countries and various African countries. Our vaccine products protect animals from both viral and bacterial disease challenges.
We have developed and distribute over 25 vaccine presentations for prevention of disease in poultry including vaccines to protect against Infectious Bursal Disease, Infectious Bronchitis, and Newcastle Disease.
In January 2016, we acquired the business and assets of MVP Laboratories, Inc. (“MVP”), which developed, manufactured and distributed autogenous vaccines against bacterial and viral diseases, adjuvants and other products. As a result of this acquisition, we became the manufacturer of the MJ Biologics, Inc. (“MJB”) autogenous vaccine against porcine reproductive and respiratory syndrome (“PRRS”), which we have exclusively distributed pursuant to an agreement entered into with MJB in January 2015. We and MJB have also agreed to collaborate on the development of certain other animal vaccines. We have agreed to purchase MJB’s intellectual property and certain other assets comprising MJB’s animal vaccines business with an expected closing date of January 1, 2021.
We are also the exclusive distributor of Epitopix’s autogenous vaccines protecting against various diseases including Salmonella and E. coli for chickens in the United States, containing their proprietary SRP® technology, primarily for broiler breeders and table egg laying hens. Our autogenous vaccines allow us to produce custom vaccines for veterinarians that contain antigens specific to each farm, allowing Phibro to provide comprehensive health management solutions to our customers.
We have developed TAbic®, an innovative and proprietary delivery platform for vaccines. TAbic is a patented technology for formulation and delivery of vaccine antigens in effervescent tablets, packaged in sealed aluminum blister packages. The technology replaces the glass bottles that are in common use today, and offers significant advantages including storage requirements, customer handling and disposal. Several of our vaccine products are available in the patented TAbic format. We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines, such as the inactivated subunit Infectious Bursal Disease Virus and Egg Drop Syndrome vaccines, being sold as monovalent vaccines or in combinations with other antigens.

Mineral Nutrition
Our Mineral Nutrition business manufactures and markets more than 400 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market mineral nutrition products for a broad range of food animals including poultry, swine and beef and dairy cattle. Volume growth in the mineral nutrition sector is primarily driven by livestock production numbers, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary in different seasons of the year and due to changes in weather conditions in a particular region, both of which may cause animal feed consumption to fluctuate. As a result, we may experience regional and seasonal fluctuations in our Mineral Nutrition segment.
Performance Products
Our Performance Products business manufactures and markets a number of specialty ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries, predominantly in the United States.
Our Products
Animal Health
MFAs and Other
Our MFAs and other business primarily consists of the production and sale of antibacterials (Stafac, Terramycin, Neo-Terramycin and Mecadox) and anticoccidials (Nicarb, Aviax, Aviax Plus, Coxistac and amprolium).
Antibacterials and Anticoccidials
We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals and increased feed conversion efficiency, which are proven drivers of profitability for animal producers. The table below presents our core MFA products:
Product	Active Ingredient	Market Entry of Active Ingredient	Description
Terramycin®/TM-50®/TM-100™	oxytetracycline	1951	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock
Mecadox®	carbadox	1972	Antibacterial for swine to control Salmonellosis and dysentery
Stafac®/Eskalin™/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac™/Posistac™	salinomycin	1979	Anticoccidial for poultry and cattle; disease preventative in swine

Product	Active Ingredient	Market Entry of Active Ingredient	Description
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerditac™/Cerdimix™	oxibendazole	1982	Anthelmintic for livestock
Aviax®/Aviax II™	semduramicin	1995	Anticoccidial for poultry
Neo-Terramycin®/Neo-TM™	oxytetracycline + neomycin	1999	Combination of two antibacterials with multiple applications for a wide number of species
Aviax Plus™	semduramicin + nicarbazin	2010	Anticoccidial for poultry
Antibacterials are biological or chemical products used in the animal health industry to treat or to prevent bacterial diseases, thereby promoting more efficient livestock growth. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent, control and treat disease in livestock, which can also lead to improved overall health of the animals, improved rate of weight gain and more efficient feed conversion. Our antibacterial products include:
•
Oxytetracycline and Neomycin. Terramycin® utilizes the active ingredient oxytetracycline and Neo-Terramycin® combines the active ingredients neomycin and oxytetracycline to prevent, control and treat a wide range of diseases in chickens, turkeys, cattle, swine and aquaculture. We sell Terramycin and/or Neo-Terramycin products primarily in the United States, Latin America, Mexico and Asia to livestock and aquaculture producers, feed companies and distributors.

•
Virginiamycin. Virginiamycin is an antibacterial marketed under the brand names Stafac® to poultry, swine and cattle producers, Eskalin™ to dairy cows and beef cattle producers and V-Max® for beef cattle producers. Virginiamycin is used to prevent necrotic enteritis in chickens, treat and control swine dysentery and aid in the prevention of liver abscesses in cattle. Our experience in the development and production of virginiamycin has enabled us to develop significant intellectual property through trade secret know-how, which has helped protect against competition from generics. We are the sole worldwide manufacturer and marketer of virginiamycin.

•
Carbadox. We market carbadox under the brand name Mecadox® for use in swine feeds to control swine Salmonellosis and swine dysentery and, as a result, improve animal health and performance. Mecadox is sold primarily in the United States to feed companies and large integrated swine producers.

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

•
Amprolium. We produce and market amprolium as an active pharmaceutical ingredient. We also have received U.S. Food and Drug Administration (“FDA”) approval to sell amprolium as Boviprol™ 9.6% Oral Solution to cattle and calves and Coxiprol™ 9.6% Oral Solution to poultry.

•
Salinomycin and Semduramicin. We produce and market Coxistac®, Aviax®/Aviax II™/Aviax Plus™ and Posistac™, which are in a class of compounds known as ionophores, to combat coccidiosis and increase feed efficiency in poultry and swine. We market our salinomycin and semduramicin products in Asia, Latin America and the Middle East and have received FDA approval to sell Coxistac in the United States.

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
Product	Market Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality
Chromax®	1992	Source of organic chromium used to optimize swine production through reproductive efficiency
Biosaf®	1997	Heat stable live-cell yeast that optimizes production efficiency
Procreatin 7®	1997	Live-cell yeast product for ruminant nutrition
Animate®	1999	Maintains proper blood calcium levels in dairy cows during critical transition period
Safmannan®	2000	Yeast cell wall components that inhibit pathogen proliferation in poultry and young livestock
OmniGen-AF®	2004	Optimizes immune status in dairy cows
Provia 6086™	2013	Direct fed microbial for all classes of livestock
Magni-Phi®	2015	Proprietary blend that improves immune response to enhance absorption and utilization of nutrients for poultry
AB20® is a natural flow agent that, when added to feed, improves the overall feed quality. The product is one of the most thoroughly researched in the flow agent product category.
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
Animate® is a unique patented anionic mineral supplement that helps optimize the health and performance of the transition dairy cow and improves profitability for dairy producers.
OmniGen-AF® is a proprietary nutritional specialty product manufactured and marketed exclusively by us that has been shown in various studies to help maintain a cow’s healthy immune system and improve their natural response to potential environmental and health challenges.
Magni-Phi® is a proprietary blend of saponins, triterpenoids and polyphenols that improves immune response to enhance the absorption and utilization of nutrients for poultry.

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
Vaccines
We develop, manufacture and market vaccines primarily for poultry in Israel, Turkey, China, South East Asia, India, East and Central Europe, Brazil and other Latin American countries and various African countries. In addition, we manufacture and market certain autogenous vaccines for chickens, swine and cattle in the United States. We produce vaccines that protect animals from both viral and bacterial disease challenges. Our vaccine products include:
Product	Market Entry	Description
TAbic M.B.	2004	Live vaccine for the prevention of Infectious Bursal Disease in poultry
TAbic IB VAR	2009	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic IB VAR206	2010	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
V.H.®	1974	Live vaccine for the prevention of Newcastle Disease in poultry
MJPRRS®	2007	Autogenous vaccine for the prevention of PRRS in swine
SRP® Autogenous Vaccines	2014	Autogenous vaccines using Epitopix’s proprietary SRP vaccine technology for prevention of various diseases in chickens including Salmonella and E. coli bacteria
The M.B. strain of Gumboro vaccine is an intermediate virulence live vaccine strain used for the prevention of Infectious Bursal Disease in poultry. The intermediate strain was developed to provide protection against the new field epidemic virus, which is more virulent than those previously encountered.
TAbic IB VAR and TAbic IB VAR206 vaccines are intermediate virulence live vaccine strains used for the prevention of infectious bronchitis in poultry. Both vaccines have become significant tools in the increasing fight against infectious bronchitis in regions throughout the world.
The V.H. strain of Newcastle Disease vaccine is a pathogenic strain and is effective when applied by aerosol, coarse spray, drinking water or eye-drops. It has been used successfully under various management and climate conditions in many breeds of poultry.
In the United States, we also distribute Epitopix’s proprietary SRP® autogenous vaccines for chickens. Several clinical challenge studies with Salmonella and E. coli bacteria (which are a focus of food safety) have been completed using SRP technology.
We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines, such as the inactivated subunit Infectious Bursal Disease Virus and Egg Drop Syndrome vaccines, being sold as monovalent vaccines or in combinations with other antigens.
MJPRRS®, an autogenous vaccine for swine, is administered to pregnant sows to protect their offspring from PRRS in the United States. This vaccine includes multiple PRRS isolates representing different groups of PRRS viruses.
Mineral Nutrition
Our mineral nutrition products principally include inorganic and organic compounds of copper, zinc, cobalt, iron, selenium, manganese, magnesium and iodine.
Our major mineral nutrition customers are regional and national feed companies, distributors, co-ops, premixers, integrated swine, beef and poultry operations and pet food companies. The majority of our customers have nutrition staffs who determine their own formulae for custom trace mineral premixes.

Trace mineral costs fluctuate with commodity markets, and therefore, these products are price-sensitive. Their sale requires a focused effort on cost management, quality control, customer service, pricing and logistics execution to be profitable.
Performance Products
Our Performance Products business manufactures and markets products for use in the personal care, automotive, industrial chemical and chemical catalyst industries. We operate the business through our PhibroChem (a division of PAHC), Ferro Metal and Chemical Corporation Limited and Phibro-Tech, Inc. (“Phibro-Tech”) business units.
Sales and Marketing
Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of approximately 300 employees plus approximately 200 distributors who market our portfolio of more than 1,300 product presentations to livestock producers, animal feed companies and distributors in over 65 countries.
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
Customers
We have approximately 3,000 customers, of which approximately 2,700 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy farmers, to be the primary customers of our livestock products. We sell our products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.
We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.
Product Registrations, Patents and Trademarks
We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, more than 160 patents or pending applications in more than 40 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.
We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is controlled by regulatory authorities that are specific to each country (e.g., the FDA in the United States, Health Canada in Canada and EFSA/EMA in Europe). Because they regulate the safety and wholesomeness of the human food supply, their responsibility includes feed additives for animals from which human food products are derived. Each of our medicated products is registered separately in each country where it is sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2016, we had over 750 Animal Health product registrations globally, including 450 MFA registrations and 300 vaccine registrations. Our MFA global registrations included 88 registrations for virginiamycin.
Additionally, many of our vaccine products are based on proprietary master seeds, proprietary adjuvant formulations or patented virus grouping technology. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by seeking to require our employees, consultants, advisors and partners to enter into confidentiality agreements and other arrangements upon the commencement of their employment or engagement.
We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, more than 1,400 trademark registrations or pending applications globally, identifying goods and services related to our business.
Our technology, brands and other intellectual property are important elements of our business. We rely on patent, trademark, copyright and trade secret laws, as well as non-disclosure agreements, to protect our intellectual property rights. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property, as appropriate.
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
FDA approval of Type A/B/C Medicated Feed Articles and drugs is based on satisfactory demonstration of safety, efficacy, manufacturing quality standards and appropriate labelling. Efficacy requirements are based on the desired label claim and encompass all species for which label indication is desired. Safety requirements include target animal safety and, in the case of food animals, human food safety (HFS). HFS reviews encompass drug residue levels and the safety of those residue levels. In addition to the safety and efficacy requirements for animal drugs used in food-producing animals, environmental safety must be demonstrated. Depending on the compound, the environmental studies may be quite extensive and expensive. In many instances, the regulatory hurdles for a drug that will be used in food-producing animals are at least as stringent as, if not more so than, those required for a drug used in humans.
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
The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. The sale of antibiotics is a material portion of our business. Legislative bills are introduced in the United States Congress from time to time that, if adopted, could have an adverse effect on our business. One of these initiatives is a proposed bill called the Preservation of Antibiotics for Medical Treatment Act, which has been introduced in every Congress since the mid 2000’s. To date, such bills have not had sufficient support to become law. Should statutory, regulatory or other developments result in restrictions on the sale of our products, it could have a material adverse impact on our financial position, results of operations and cash flows.
In November 2004, the CVM released a draft for comment of its risk assessment of streptogramin resistance for treatment of certain infections in humans attributable to the use of streptogramins in animals

(the “risk assessment”). The risk assessment was initiated after approval of a human drug called Synercid® (quinupristin/dalfopristin) for treating vancomycin resistant Enterococcus faecium (VREf), which led to increased attention regarding the use of streptogramins in animals. Synercid and virginiamycin (the active ingredient in our Stafac product) are both members of the streptogramin class of antimicrobial drugs. The risk assessment was unable to produce any firm conclusions as to whether, and, if so, how much, the use of virginiamycin in food animals contributes to the occurrence of streptogramin-resistant infections in humans via a foodborne pathway.
In classifying virginiamycin in 2003 as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, the FDA’s stated concern was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment of VREf infections in humans. In September 2011, we requested that FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy. In March 2012, the FDA declined our request, citing primarily the need to engage all stakeholders on any possible changes to GFI 152 through the processes mandated by the FDA’s good guidance practices, including issuing guidance revisions in draft and giving the public an opportunity to comment. There can be no assurance that we will be successful in the future in gaining the FDA’s agreement with our view that removal of the VREf indication for Synercid requires the FDA to remove virginiamycin from the GFI 152 list.
In April 2012, the CVM released its GFI 209 (“The Judicious Use of Medically Important Antimicrobial Drugs in Food-Producing Animals”). In December 2013, the CVM released the final version of GFI 213 (“New Animal Drugs and New Animal Drug Combination Products Administered in or on Medicated Feed or Drinking Water of Food-Producing Animals: Recommendations for Drug Sponsors for Voluntarily Aligning Product Use Conditions with GFI #209”), and the proposed language relating to amending the current Veterinary Feed Directive (“VFD”) regulations. The two Guidance documents and the proposed revised VFD language are all relevant to the use of MIAs in the feed or drinking water of food-producing animals. The two key principles of GFI 209 are that MIAs should be limited to those uses that are considered necessary for assuring animal health, namely for the prevention, control, and/or treatment of disease, and that MIA use in food-producing animals should include veterinary oversight/consultation. GFI 213 outlines CVM’s proposal with respect to removing production claims for MIAs as well as the path a sponsor may take for new claims. These Guidance documents are not legally binding, but they do reflect the FDA’s current thinking. These GFIs provide an opportunity for sponsors to seek to amend product claims to more accurately reflect the health function of antimicrobial products; however, there can be no assurance that if a sponsor presents a specific proposal to pursue such changes the FDA will agree with that proposal or, even if the FDA does agree, that the execution of the work and the subsequent submission to the FDA will successfully achieve the desired label amendments.
In June 2015, the CVM issued final revisions to the existing VFD regulations, which include changes to the control and use of antimicrobial products for use in animal feed. Prior to implementation of the revised VFD regulations, many approved antimicrobial products could be obtained and used without formal veterinary authorization. Under the new VFD regulations, affected antimicrobial products may only be used if authorized by a veterinarian in accordance with the VFD regulations. The current use of our antimicrobial products in the United States typically, but not always, involves veterinary oversight. However, the final VFD regulations may impose additional costs on some producers, which may discourage them from using our antimicrobial products. The FDA would like companies to complete the process for label changes relating to the new GFI 213 by January 2017.
In the United States, the antibacterial products within our poultry business, the largest portion of our MFAs and other business in this region, as well as our cattle business, have both approved therapeutic and non-therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products in these segments that have been classified by the FDA as medically important antibacterials is for therapeutic purposes. We currently generate a portion of our revenues from antibacterial products sold for use in turkeys and swine in the United States where we do not currently have therapeutic claims that match our customers’ usage patterns. We intend to ensure that our antibacterial product offerings are in alignment with the FDA’s guidance documents within the FDA’s three-year implementation period, and are pursuing both new and additional therapeutic claims for these products under the process provided by the FDA. However, there can be no assurance that we will be successful in obtaining such claims. While it is difficult to predict exactly what impact the removal of non-therapeutic claims for our products that have been classified by the FDA as medically important antibacterials will ultimately have on our sales, we estimate that, had we voluntarily decided to withdraw all of our non-therapeutic claims in the United States, and did not add any new therapeutic claims, our MFAs and other net sales for the fiscal year ended June 30, 2016, would have been reduced by approximately $7 million.
In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Our studies were completed in July 2016, and we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. The timing of the FDA’s response to our submission is not subject to a predetermined deadline. Our sales of Mecadox in the United States were approximately $15 million for the year ended June 30, 2016. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
In February 2015, the FDA conducted a follow-up inspection at our Teaneck, NJ headquarters to verify changes to and corrective actions related to various analytical test results and practices, expiration dating and reporting requirements regarding specification non-conformance. A Form 483 was issued, which contained one inspectional observation citing two examples of the observed violation. The observation questioned whether or not we are able to confirm that the drug components (of Type A medicated products) remain uniformly dispersed and stable under ordinary conditions of shipment, storage and use. We responded to the inspectional observation in writing in March 2015. This inspectional observation has not impacted our ability to market products in the United States or any other country, and we expect the Form 483 observation will be satisfactorily addressed.
In March 2016, the FDA conducted a cGMP audit of our manufacturing facility at Guarulhos, Brazil. The FDA issued inspectional observations (Form 483) pertaining to six observations made during the inspection. We responded to the inspectional observations in May 2016 and have committed to provide additional data when available. It is likely the FDA will require a follow up site inspection to review the actions we have taken. Such an inspection, if needed, could occur at any time, or may be incorporated with a routine cGMP audit. The timing of such audits is determined by the FDA but is typically at approximately two year intervals. While we have taken actions to address our cGMP program and are working to implement the FDA’s remaining recommendations, there can be no assurance that the FDA will concur. Failure to comply with cGMP standards could have a financially material impact on our business.
While we have taken actions to address our cGMP program and are working with the FDA to implement the FDA’s remaining recommendations, there can be no assurance that the FDA will concur. Failure to comply with cGMP standards could have a financially material impact on our business.
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
A separate E.U. regime applies to feed additives. It provides for a re-registration process for existing additives and this process is ongoing. For certain types of additives, the authorizations are not generic in nature (so that they can be relied upon by any operator) but are limited to the company that obtained the marketing authorization. They are known as Brand Specific Approvals (“BSA”). The system is similar to the U.S. system, where regulatory approval is for the formulated product or “brand.”
The European Food Safety Authority (“EFSA”) is responsible for the E.U. risk assessment regarding food and feed safety. In close collaboration with national authorities and in open consultation with its stakeholders, EFSA provides independent scientific advice and communication on existing and emerging risks. EFSA may issue advice regarding the process of adopting or revising European legislation on food or feed safety, deciding whether to approve regulated substances such as pesticides and food additives, or developing new regulatory frameworks and policies, for instance, in the field of nutrition. EFSA aims to provide appropriate, consistent, accurate and timely communications on food safety issues to all stakeholders and the public at large, based on the Authority’s risk assessments and scientific expertise. One of the key areas of concern for the EFSA is the containment of antimicrobial resistance.
A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product that has obtained a BSA and is sold in the European Union. Similarly, a BSA for our semduramicin product, Aviax, was published in 2006 and requires reauthorization in October 2016. We have submitted a dossier for reauthorization in accordance with the requirements of the EFSA. There can be no guarantee that these submissions will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.
Brazil
The Ministry of Agriculture, Livestock Production and Supply (“MAPA”) is the regulatory body in Brazil responsible for the regulation and control of pharmaceuticals, biologicals and medicinal feed additives for animal use. MAPA’s regulatory activities are conducted through the Secretary of Agricultural Defense and its Livestock Products Inspection Department. These activities include the inspection and licensing of both manufacturing and commercial establishments for veterinary products, as well as the submission, review and approval of pharmaceuticals, biologicals and medicinal feed additives.
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
Products Aligned with Need for Increased Protein Production
Increased scarcity of natural resources is increasing the need for efficient production of food animals such as poultry, swine and cattle. Our key animal health products, including our MFAs, vaccines and nutritional specialty products, help prevent and manage disease outbreaks and enhance nutrition to help support natural defenses against diseases. These products are often critical to our customers’ efficient production of healthy animals. Our leading product franchise, Stafac/V-Max/Eskalin, is approved in over 30 countries for use in poultry, swine and cattle and is regarded as one of the leading MFA products for production animals. Similarly, our nutritional specialty product offerings like OmniGen-AF and Animate are used increasingly in the global dairy industry.
Global Presence with Existing Infrastructure in Key High-Growth Markets
We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in over 65 countries, provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Russia and former CIS countries, Mexico, Turkey, Australia, Canada and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 53% of our Animal Health segment revenues for the year ended June 30, 2016.
Leading Positions in High Growth Sub-sectors of the Animal Health Market
We are a global leader in the development, manufacture and commercialization of MFA products for the animal health market. We believe we are well positioned in the fastest growing food animal species segments of the animal health market with significant presence in poultry and swine, which are projected by Vetnosis to grow globally at compound annual rates from 2015 through 2020 of 6.2% and 5.1%, respectively. Our sales of MFA products were third largest in the animal health market. According to Vetnosis, MFA products are projected to grow at a compound annual rate of approximately 4.0% between 2015 and 2020.
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
Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships
Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 300 employees and a broad distribution network, we market our portfolio of more than 1,300 product presentations to livestock producers and veterinarians in over 65 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 130 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.
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
Employees
As of June 30, 2016, we had more than 1,300 employees. Employees at our Guarulhos, Brazil facility are covered by a multi-employer regional industry-specific union. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees are covered by individual employment agreements. We believe our relations with union and non-union employees are good.
Manufacturing
The Animal Health business segment manufactures many products internally and supplements that production with contract manufacturing organizations (“CMOs”) as necessary.
We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial products at our facilities in Guarulhos, Brazil and Braganca Paulista, Brazil. We manufacture active pharmaceutical ingredients for certain of our anticoccidial products at our facility in Neot Hovav (formerly Ramat Hovav), Israel. We produce vaccines at our facilities in Beit Shemesh, Israel and Omaha, Nebraska. We produce pharmaceuticals, disinfectants and other animal health products at our facility in Petach Tikva, Israel. We produce certain of our major nutritional specialty and mineral nutrition products at our facilities in Quincy, Illinois, and we produce certain of our mineral nutrition products at our facility in Omaha, Nebraska.
We supplement internal manufacturing and production capabilities with CMOs. We purchase certain active pharmaceutical ingredients for other medicated products from CMOs in China, India, Mexico and other locations. We then formulate the final dosage form in our facilities and in contract facilities located in the United States, Brazil, Canada, Mexico, Australia, China and Israel.
We purchase certain raw materials necessary for the commercial production of our products from a variety of third-party suppliers. Such raw materials are generally available from multiple sources, are purchased worldwide and are normally available in quantities adequate to meet the needs of the Company’s business.
We believe that our existing facilities, as supplemented by CMOs, are adequate for our current requirements and for our operations in the foreseeable future.
Research and Development
Most of our manufacturing facilities have chemists and technicians on staff involved in product development, quality assurance, quality control and providing technical services to customers. Research, development and technical service efforts are conducted by our veterinarians (DVMs) and nutritionists at various facilities.
We operate Animal Health R&D and product testing at our facilities in: Guarulhos, Brazil; Beit Shemesh, Israel; Neot Hovav (formerly Ramat Hovav), Israel; Quincy, Illinois; Corvallis, Oregon; State College, Pennsylvania; Manhattan, Kansas; St. Paul, Minnesota; Omaha, Nebraska; and Ma’ayan Tzvi, Israel.

These facilities provide R&D services relating to: fermentation development and micro-biological strain improvement; vaccine development; chemical synthesis and formulation development; nutritional specialty product development; and ethanol-related products.
Our R&D expenses were $11.0 million, $9.5 million and $8.2 million for fiscal years 2016, 2015 and 2014, respectively.
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
Waste Management. Our operations are subject to statutes and regulations addressing the contamination by, and management of, hazardous substances and solid and hazardous wastes. In the United States, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as the “Superfund” law, and comparable state laws, generally impose strict joint and several liability for costs of investigation and remediation and related liabilities, on defined classes of  “potentially responsible parties” (“PRPs”). PRPs can be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. We have been, and may become, subject to liability under CERCLA for cleanup costs or investigation or clean up obligations or related third-party claims in connection with releases of hazardous substances at or from our current or former sites or offsite waste disposal facilities used by us, including those caused by predecessors or relating to divested properties or operations.
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
Chemical Product Registration Requirements. We must comply with regulations related to the testing, manufacturing, labeling, registration and safety analysis of our products in order to distribute many of our products, including, for example, in the United States, the federal Toxic Substances Control Act and Federal Insecticide, Fungicide and Rodenticide Act, and in the European Union, the Regulation on Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”).
Air Emissions. Our operations are subject to the U.S. Clean Air Act (the “CAA”) and comparable U.S. state and foreign statutes and regulations, which regulate emissions of various air pollutants and contaminants. Certain of the CAA’s regulatory programs are the subject of ongoing review and/or are subject to ongoing litigation, such as the rules establishing new Maximum Achievable Control Technology for industrial boilers; significant expenditures may be required to meet current and emerging air quality standards. Regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other air quality regulations. States may choose to set more stringent air emissions rules than those in the CAA. State, national and international authorities have also issued requirements focusing on greenhouse gas reductions. In the United States, the EPA has promulgated federal greenhouse gas regulations under the CAA affecting certain sources. In addition, a number of state, local and regional greenhouse gas initiatives are also being developed or are already in place. In Israel and Brazil, implementation of the Kyoto Protocol requirements regarding greenhouse gas emission reductions consists of energy efficiency regulations, carbon dioxide emissions allowances trading and renewable energy requirements.
Capital Expenditures
We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $3.0 million for fiscal year 2016. We estimate that our capital expenditures for compliance will be $3.5 million for both fiscal years 2017 and 2018; however, these estimates are subject to change given the uncertainty of future Environmental Laws and the interpretation and enforcement thereof, as further described in this Annual Report on Form 10-K. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.
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
In connection with past acquisitions and divestitures, we have undertaken certain indemnification obligations that require us, or may in the future require us, to conduct or finance environmental cleanups at sites we no longer own or operate. Under the terms of the sale of the former facility in Joliet, Illinois, Phibro-Tech remains responsible for any required investigation and remediation of the site attributable to conditions at the site at the time of the February 2011 sale date, and we believe we have sufficient reserves to cover the cost of the remediation.
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
Environmental Accruals and Financial Assurance. We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $7.0 million and $6.8 million as of June 30, 2016 and 2015, respectively.
In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries have, in most instances, chosen to provide the required financial assurance by means of letters of credit issued pursuant to our revolving credit facility. As of June 30, 2016, the total outstanding balance of letters of credit providing such financial assurance was $9.9 million.

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
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus, primarily in the United States, on the use of medically important antibacterials, as defined by the FDA. Medically important antibacterials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) #152. Our products that contain virginiamycin, oxytetracycline or neomycin have previously been classified by the FDA as medically important antibacterials. This may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations. Our sales in the United States of products that have been classified by the FDA as medically important antibacterials were approximately $37 million for the fiscal year ended June 30, 2016.

Restrictions on the use of antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of antibacterial resistance from bacteria from food-producing animals to human bacterial pathogens, and the causality and impact of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our medicated feed additives portfolios. In some countries, this issue has led to government restrictions on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed, water, intramammary, topical, injectable or other route of administration). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In December 2013, the FDA announced a plan to phase out over a three-year period the production (non-therapeutic) uses of medically important antibacterials administered in feed or water to food producing animals. Medically important antibacterials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) #152. The FDA plan objectives are described in GFI #209 and GFI #213 and provide for the continued use of medically important antibacterials in food-producing animals for treatment, control and prevention of disease (“therapeutic” use) under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. In the United States, the antibacterial products within our poultry business, the largest portion of our MFAs and other business in this region, as well as our cattle business, have approved therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products in these segments that have been classified by the FDA as medically important antibacterials is at therapeutic dosage levels. We currently generate a portion of our revenues from antibacterial products sold for use in turkeys and swine in the United States where we do not currently have therapeutic claims that match our customers’ usage patterns. We intend to ensure that our antibacterial product offerings are in alignment with the FDA’s guidance documents within the FDA’s three-year implementation period, and are pursuing both new and additional therapeutic claims for these products with the FDA. However, there can be no assurance that we will be successful in obtaining such claims. While it is difficult to predict exactly what impact the removal of non-therapeutic claims for our products that have been classified by the FDA as medically important antibacterials will ultimately have on our sales, we estimate that, based on our customers’ usage patterns, had we voluntarily decided to withdraw all of our non-therapeutic claims for these products in the United States, and did not add any new therapeutic claims for these products, our MFAs and other net sales would have been reduced by approximately $7 million for the year ended June 30, 2016.
Our Mecadox (carbadox) product has been approved for use in food animals in the United States for over 40 years. Certain regulatory bodies have raised concerns about the possible presence of certain residues of our carbadox product in meat from animals that consume the product. The product was banned for use in the European Union in 1998 and has been banned in several other countries outside the United States. In July 2014, the Codex adopted risk management advice language for a number of compounds including carbadox. The advice language states “authorities should prevent residues of carbadox in food. This can be accomplished by not using carbadox in food producing animals.” The advice language is to provide advice only and is not binding on individual national authorities, and almost all national authorities already have long-established regulatory standards for carbadox. The advice language may be considered by national authorities in making future risk management determinations. To the extent additional national authorities elect to follow the risk management advice and prohibit the use of carbadox in food-producing animals, those decisions could have an adverse effect on our sales of carbadox in those countries or in countries like the United States that produce meat for export to those countries.
In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Key studies were completed in July 2016, and we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. The timing of the FDA’s response to our submission is not subject to a predetermined deadline. Our sales of Mecadox in the United States were approximately $15 million for the year ended June 30, 2016. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
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
Our global sales of antibacterials and other related products were approximately $340 million for the year ended June 30, 2016. We cannot predict whether resistance concerns with antibacterials will result in additional restrictions, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.
A material portion of our sales are generated by antibacterials and other related products.
Our medicated products business is comprised of a relatively small number of compounds and accounted for 45% and 45% of net sales for the years ended June 30, 2016 and 2015, respectively. The significant loss of antibacterial or other related product sales for any reason, including competition, product bans or restrictions, public perception or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.
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
There has been substantial publicity regarding H1N1, known as North American (or Swine) Influenza and, previously, H5N1, known as Highly Pathogenic Avian Influenza, in the human population. There have also been concerns relating to E. coli in beef and Salmonella in poultry and other food poisoning micro-organisms in meats and other foods. Consumers may associate human health fears with animal diseases, food, food production or food animals whether or not it is scientifically valid, which may have an adverse impact on the demand for animal protein. Occurrences of this type could significantly affect demand for animal protein, which in turn could affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
Outbreaks of an exotic or highly contagious disease in a country where we produce our products (particularly vaccines produced at our Israeli facility) may result in other countries halting importation of our products for fear that our product may be contaminated with the exotic organism.
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
In February 2015, the FDA conducted an inspection at our Teaneck, NJ headquarters to verify changes to and corrective actions related to various analytical test results and practices, expiration dating and reporting requirements regarding specification non-conformance. A Form 483 was issued, which contained one inspectional observation citing two examples of the observed violation. The observation questioned whether or not we are able to confirm that the drug components (of Type A medicated products) remain uniformly dispersed and stable under ordinary conditions of shipment, storage and use. We responded to the inspectional observation in writing in March 2015. This inspectional observation has not impacted our ability to market products in the United States or any other country, and we expect the Form 483 observation will be satisfactorily addressed.
In March 2016, the FDA conducted a cGMP audit of our manufacturing facility at Guarulhos, Brazil. The FDA issued inspectional observations (Form 483) pertaining to six observations made during the inspection. We responded to the inspectional observations in May 2016 and have committed to provide additional data when available. It is likely the FDA will require a follow up site inspection to review the actions we have taken. Such an inspection, if needed, could occur at any time, or may be incorporated with a routine cGMP audit. The timing of such audits is determined by the FDA but is typically at approximately two year intervals. While we have taken actions to address our cGMP program and are working to implement the FDA’s remaining recommendations, there can be no assurance that the FDA will concur. Failure to comply with cGMP standards could have a financially material impact on our business.
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
We make a majority of our sales to integrated poultry, swine and cattle operations and to a number of regional and national feed companies, distributors, co-ops and blenders. Significant consolidation of our customers may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups potentially could enable such groups to attempt to extract price discounts on our products. Moreover, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenues. Consolidation among our customer base may also lead to reduced demand for our products and replacement of our products by the combined entity with those of our competitors. The result of these developments could have a material adverse effect on our business, financial condition and results of operations.
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
The public perception of the safety and efficacy of certain of our animal health products, whether or not these concerns are scientifically or clinically supported, may lead to product recalls, withdrawals, suspensions or declining sales as well as product liability and other claims.
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
While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials. Although no single raw material accounted for more than 4% of our cost of goods sold for the year ended June 30, 2016, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages of such raw materials will not occur. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.
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
We are subject to regulations related to testing, manufacturing, labeling, registration, and safety analysis in order to lawfully distribute many of our products, including for example, in the United States, the federal Toxic Substances Control Act and the Federal Insecticide, Fungicide, and Rodenticide Act, and in the European Union, the Regulation on REACH. We are also subject to similar requirements in many of the other jurisdictions in which we operate and/or distribute our products. In some cases, such registrations are subject to periodic review by relevant authorities. Such regulations may lead to governmental restrictions or cancellations of, or refusal to issue, certain registrations or authorizations, or cause us or our customers to make product substitutions in the future. Such regulations may also lead to increased third party scrutiny and personal injury or product liability claims. Compliance with these regulations can be difficult, costly and time consuming and liabilities or costs relating to such regulations could have a material adverse effect on our business, financial condition and results of operations.
We have significant assets located outside the United States and a significant portion of our sales and earnings is attributable to operations conducted abroad.
As of June 30, 2016, we had manufacturing and direct sales operations in 14 countries and sold our products in over 65 countries. Our operations outside the United States accounted for 48% and 50% of our consolidated assets as of June 30, 2016 and 2015, respectively, and 37% and 36% of our consolidated net sales for the years ended June 30, 2016 and 2015, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.
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
Our Israeli manufacturing facilities and local operations accounted for 22% of our consolidated assets as of each of June 30, 2016 and 2015, and 20% of our consolidated net sales for each of the years ended June 30, 2016 and 2015. We maintain manufacturing facilities in Israel, which manufacture:
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
Our Brazilian manufacturing facilities and local operations accounted for 16% and 15% of our consolidated assets, as of June 30, 2016 and 2015, respectively, and 21% of our consolidated net sales for the years ended June 30, 2016 and 2015. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.
Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Brazil.
Certain of our employees are covered by collective bargaining or other labor agreements.
As of June 30, 2016, approximately 207 of our Israeli employees and 388 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.
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
Given the nature of our current and former operations, particularly at our chemical manufacturing sites, we have incurred, are currently incurring and may in the future incur liabilities under CERCLA, or under other federal, state, local and foreign Environmental Laws related to releases of or contamination by hazardous substances, with respect to our current or former sites, adjacent or nearby third-party sites, or offsite disposal locations. See “Business—Environmental, Health and Safety.” Certain Environmental Laws, including CERCLA, can impose strict, joint, several, and retroactive liability for the cost of investigation and cleanup of contaminated sites on owners and operators of such sites, as well as on persons who dispose of or arrange for disposal of hazardous substances at such sites. Accordingly, we could incur liability, whether as a result of government enforcement or private claims, for known or unknown liabilities at, or caused by migration from or hazardous waste transported from, any of our current or former facilities or properties, including those owned or operated by predecessors or third parties. See “Business—Environmental, Health and Safety.” Such liability could have a material adverse effect on our business, financial condition and results of operations.
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
In addition to pollution and other environmental risks, we are subject to risks inherent in the animal health, mineral nutrition and performance products industries, such as explosions, fires, spills or releases. Any significant interruption of operations at our principal facilities could have a material adverse effect on us. We maintain general liability insurance, pollution legal liability insurance, and property and business interruption insurance with coverage limits that we believe are adequate. Because of the nature of industry hazards, it is possible that liabilities for pollution and other damages arising from a major occurrence may not be covered by our insurance policies or could exceed insurance coverages or policy limits or that such insurance may not be available at reasonable rates in the future. Any such liabilities, which could arise due to injury or loss of life, severe damage to and destruction of property and equipment, pollution or other environmental damage or suspension of operations, could have a material adverse effect on our business.
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
We have been taking steps to take advantage of the rise in global demand for animal protein in emerging markets, including by expanding our manufacturing presence, sales, marketing and distribution in these markets. Failure to continue to maintain and expand our business in emerging markets could also materially adversely affect our operating results and financial condition.
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
Our operations are subject to anti-corruption laws, including the FCPA and other anti-corruption laws that apply in countries where we do business. The FCPA, UK Bribery Act and other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
As of June 30, 2016, we had $284.2 million of outstanding indebtedness under our Term B loan (reflects the principal amount), $69.0 million of outstanding borrowings under our revolving credit facility (together with the Term B loan, the “Credit Facilities”) and $14.2 million of outstanding letters of credit.

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
We are a party to certain contractual arrangements that are subject to change of control provisions. In this context, “change of control” is generally defined as including (a) any person or group, other than Mr. Jack C. Bendheim and his family and affiliates (the current holders of approximately 91.9% of the combined voting power of all classes of our outstanding common stock), becoming the beneficial owner of more than 50% of the total voting power of our stock, and (b) a change in any twelve month period in the majority of the members of the Board that is not approved by Mr. Bendheim and/or his family and affiliates or by the majority of directors in office at the start of such period.
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
Under GAAP, if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2016, we had goodwill of  $21.1 million and identifiable intangible assets, less accumulated amortization, of  $60.1 million. Identifiable intangible assets consist primarily of developed technology rights and patents, customer relationships, distribution agreements and trade names and trademarks.
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
As of August 22, 2016, BFI Co., LLC (“BFI”) beneficially owns 72,425 shares of our Class A common stock and 20,887,811 shares of our Class B common stock, which together represent approximately 91.9% of the combined voting power of all classes of our outstanding common stock. As of August 22, 2016, our other stockholders, collectively own interests representing approximately 8.1% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.
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
As of August 22, 2016, approximately 91.9% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:
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
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 22, 2016, we had 18,519,757 shares of Class A common stock and 20,887,811 shares of Class B common stock outstanding.
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
Though we have a paid a quarterly dividend of  $0.10 per share since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of   $0.10 per share on Class A common stock and Class B common stock that is payable on September 28, 2016, any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, and our ability to obtain funds from our subsidiaries to meet our obligations. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.
Item 1B.   Unresolved Staff Comments
None.

Item 2.   Properties
The following table lists our material properties:
Business Segment(s)	Location	Owned/Leased	Approx. sq. Footage	Purpose(s)
Animal Health	Beit Shemesh, Israel	Owned/land lease	56,000	Manufacturing and Research
Animal Health	Braganca Paulista, Brazil	Owned	44,000	Manufacturing and Administrative
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Animal Health	Omaha, Nebraska	Owned	36,000	Manufacturing, Sales and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	325,000	Manufacturing, Sales, Research and Administrative
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health	St. Paul, Minnesota	Leased	4,000	Research
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative
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
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our Class A common stock has traded on NASDAQ under the trading symbol “PAHC” since April 11, 2014. Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2016, there were 18,519,757 Class A common shares outstanding, and the closing sales price of our Class A common stock was $18.66. The table below sets forth the high and low sales prices of our common stock for the quarters indicated.
Quarter Ended	High	Low
September 30, 2014	$23.12	$17.82
December 31, 2014	$33.89	$21.01
March 31, 2015	$37.56	$26.95
June 30, 2015	$39.14	$31.29
Quarter Ended
September 30, 2015	$40.54	$30.11
December 31, 2015	$34.65	$29.75
March 31, 2016	$35.69	$23.21
June 30, 2016	$27.99	$16.80
During the fiscal year ended June 30, 2016, we did not sell any unregistered securities nor did we purchase any of our equity securities.
Holders of Record
As of August 22, 2016, there were 18,519,757 shares of our Class A common stock outstanding, which were held by 1 stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 22, 2016, there were 20,887,811 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion under the heading Security Ownership of Certain Beneficial Owners and Management in our 2016 Proxy Statement.
Dividend Policy
During fiscal year 2016, we paid quarterly dividends of  $0.10 per share to holders of our Class A and Class B common stock. We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. On July 25, 2016, our Board of Directors declared a $0.10 per share quarterly dividend to holders of record as of September 7, 2016 of our Class A and Class B common stock, payable September 28, 2016. Any future determination to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
Stock Performance Graph
This performance graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from April 11, 2014 (the date our Class A common stock commenced trading on NASDAQ) through June 30, 2016, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the NASDAQ Composite Index, the Russell 2000 Index

and S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on April 11, 2014, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

Item 6.   Selected Financial Data
The following table presents our selected consolidated financial data and certain other financial data. The balance sheet data as of June 30, 2016, 2015, 2014, 2013 and 2012 and the cash flows data for the years then ended were derived from our consolidated financial statements. The results of operations data for the years ended June 30, 2016, 2015 and 2014 were derived from our consolidated financial statements. As discussed in the notes to the consolidated financial statements, we have revised previously issued financial statements for the fiscal years ended June 30, 2015 and 2014, to correct errors in the classification of amortization expense related to product-related intangible assets within the consolidated statement of operations. We also have revised the results of operations data to correct errors in the classification of amortization expense for the years ended June 30, 2013 and 2012 of  $2.1 million and $1.1 million, respectively. The consolidated financial data and other financial data presented below should be read in conjunction with our consolidated financial statements and the related notes thereto, under the sections entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For the Years Ended June 30	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Results of operations data
Net sales	$751,526	$748,591	$691,914	$653,151	$654,101
Cost of goods sold	512,494	515,311	487,500	476,307	491,045
Gross profit	239,032	233,280	204,414	176,844	163,056
Selling, general and administrative expenses	153,288	145,612	140,620	120,113	113,731
Operating income	85,744	87,668	63,794	56,731	49,325
Interest expense, net	16,592	14,305	32,962	35,629	35,419
Foreign currency (gains) losses, net	(7,609)	(5,400)	1,753	3,103	1,192
Loss on extinguishment of debt	—	—	22,771	—	—
Other (income) expense, net	—	—	—	151	(400)
Income before income taxes	76,761	78,763	6,308	17,848	13,114
Provision (benefit) for income taxes	(5,967)	18,483	9,435	(7,043)	6,138
Net income (loss)	$82,728	$60,280	$(3,127)	$24,891	$6,976
Net income (loss) per share
basic	$2.11	$1.55	$(0.10)	$0.82	$0.23
diluted	$2.07	$1.51	$(0.10)	$0.82	$0.23
Weighted average common shares outstanding
basic	39,254	38,969	32,193	30,458	30,458
diluted	39,962	39,815	32,193	30,458	30,458
Dividends per share	$0.40	$0.40	$0.82	$0.10	$—
Other financial data
Adjusted EBITDA(1)	$114,060	$110,019	$90,597	$75,754	$66,852
Cash provided (used) by operating activities(2)	37,218	68,704	(712)	1,437	31,988
Capital expenditures	36,352	20,058	19,846	19,947	14,824
As of June 30	2016	2015	2014	2013	2012
	(in thousands)
Balance sheet data
Cash and cash equivalents	$33,605	$29,216	$11,821	$27,369	$53,900
Working capital(3)	203,356	175,988	177,999	153,677	127,472
Total assets	610,373	493,318	472,323	474,142	440,908
Total debt(4)	352,710	289,518	289,391	365,604	350,121
Long-term debt and other liabilities	411,220	352,357	344,736	427,676	403,271
Total stockholders’ equity (deficit)	90,480	29,628	15,149	(68,938)	(88,228)

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” for descriptions of EBITDA and Adjusted EBITDA.

For the Years Ended June 30	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$82,728	$60,280	$(3,127)	$24,891	$6,976
Plus:
Interest expense, net	16,592	14,305	32,962	35,629	35,419
Provision (benefit) for income taxes	(5,967)	18,483	9,435	(7,043)	6,138
Depreciation and amortization	23,452	21,604	21,453	19,023	17,527
EBITDA	116,805	114,672	60,723	72,500	66,060
Acquisition-related cost of goods sold	2,566	—	—	—	—
Acquisition-related accrued compensation	1,680	747	—	—	—
Acquisition-related transaction costs	618	—	—	—	—
Loss on insurance claim	—	—	5,350	—	—
Foreign currency (gains) losses, net	(7,609)	(5,400)	1,753	3,103	1,192
Loss on extinguishment of debt	—	—	22,771	—	—
Other (income) expense, net	—	—	—	151	(400)
Adjusted EBITDA	$114,060	$110,019	$90,597	$75,754	$66,852

(2)
Cash provided (used) by operating activities:

For the Years Ended June 30	2016	2015	2014	2013	2012
	(in thousands)
EBITDA	$116,805	$114,672	$60,723	$72,500	$66,060
Acquisition-related cost of goods sold	2,566	—	—	—	—
Acquisition-related accrued compensation	1,680	747	—	—	—
Acquisition-related transaction costs	618	—	—	—	—
Loss on insurance claim	—	—	5,350	—	—
Foreign currency (gains) losses, net	(7,609)	(5,400)	1,753	3,103	1,192
Loss on extinguishment of debt	—	—	22,771	—	—
Payment of premiums and costs on extinguished debt	—	—	(17,205)	—	—
Other (income) expense, net	—	—	—	151	(400)
Interest paid	(14,215)	(12,912)	(45,370)	(33,824)	(34,059)
Income taxes paid	(16,828)	(10,780)	(12,207)	(7,061)	(7,217)
Changes in operating assets and liabilities and other items	(45,799)	(17,623)	(16,527)	(33,432)	6,412
Net cash provided (used) by operating activities	$37,218	$68,704	$(712)	$1,437	$31,988

(3)
We define working capital as total current assets (excluding cash & cash equivalents) less total current liabilities (excluding current portion of long-term debt). Working capital in 2016 excludes deferred tax assets due to the adoption of Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes.

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
Overview of our business
Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries. We sell more than 1,400 product presentations in over 65 countries to approximately 3,000 customers.
Factors affecting our performance
Industry growth
According to Vetnosis, a research and consulting firm specializing in global animal health and veterinary medicine, the global livestock animal health sector represented approximately $19.8 billion of sales in 2015. The market grew at a compound annual growth rate of 3.3% between 2010 and 2015 and the market is projected to grow at a compound annual growth rate of approximately 5.0% per year between 2015 and 2020. We believe global population growth, the growth of the global middle class and the productivity improvements needed due to limitations of arable land and water supplies have supported and will continue to support this growth.
Regulatory Developments
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus, primarily in the United States, on the use of medically important antibacterials, as defined by the FDA. Medically important antibacterials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) #152. Our products that contain virginiamycin, oxytetracycline or neomycin have previously been classified by the FDA as medically important antibacterials. This may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights, and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations. Our sales in the United States of products that have been classified by the FDA as medically important antibacterials were approximately $37 million for the year ended June 30, 2016.

Our business is subject to product registration and authorization regulations. Changes in the regulations could have a material impact on our business. In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Our studies were completed in July 2016, and we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. The timing of the FDA’s response to our submission is not subject to a predetermined deadline. Our sales of Mecadox in the United States were approximately $15 million for the year ended June 30, 2016. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
Competition
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. In addition to competition from established participants, there could be new entrants to the animal health medicines and vaccines industry in the future. Principal methods of competition vary depending on the region, species, product category or individual products, including reliability, reputation, quality, price, service and promotion to veterinary professionals and livestock producers.
Foreign exchange
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In fiscal year 2016, we generated approximately 37% of our revenues from operations outside the U.S. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly directly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
Recent Developments
MVP Acquisition
In January 2016, we purchased the assets of MVP. MVP was a developer, manufacturer and marketer of livestock vaccines, vaccine adjuvants and other products. We acquired all of the assets and assumed certain liabilities used in MVP’s business, including working capital, intellectual property, manufacturing equipment, real property and facilities. The purchase price of approximately $46.6 million was paid in cash primarily at closing. We incurred $0.6 million in transaction expenses in connection with the acquisition, which are included in selling, general and administrative expenses.
See “Notes to Consolidated Financial Statements—Acquisition” for additional information.
Pension Plan and Retirement Savings Plan Changes
In July 2016, we amended the domestic noncontributory defined benefit pension plan to eliminate credit for future service and compensation increases, effective as of September 30, 2016. The amendment will result in an estimated $6.7 million pension curtailment gain. The consolidated financial statements for the quarter ended September 30, 2016, will include the gain in other comprehensive income with an offsetting reduction in the liability for pension benefits included in other liabilities. Effective October 1, 2016, the 401(k) retirement savings plan will include, for all domestic employees, a non-elective Company contribution of 3% of compensation and an additional discretionary contribution of up to 4% of compensation, depending on the employee’s age and years of service.
In August 2016, we offered a lump sum payment option to certain pension plan participants who are no longer active employees and who do not currently receive benefits. We expect to recognize a partial settlement of the pension plan that will result in a charge to the consolidated statement of operations for the quarter ending December 31, 2016. Depending on the participants who elect the option, we estimate the expense will be up to $3.0 million.

Analysis of the consolidated statements of operations
Summary Results of Operations
				Change
For the Years Ended June 30	2016	2015	2014	2016 / 2015		2015 / 2014
	(in thousands, except per share)
Net sales	$751,526	$748,591	$691,914	$2,935	0%	$56,677	8%
Gross profit	239,032	233,280	204,414	5,752	2%	28,866	14%
Selling, general and administrative expenses	153,288	145,612	140,620	7,676	5%	4,992	4%
Operating income	85,744	87,668	63,794	(1,924)	(2)%	23,874	37%
Interest expense, net	16,592	14,305	32,962	2,287	16%	(18,657)	(57)%
Foreign currency (gains) losses, net	(7,609)	(5,400)	1,753	(2,209)	*	(7,153)	*
Loss on extinguishment of debt	—	—	22,771	—	*	(22,771)	*
Income before income taxes	76,761	78,763	6,308	(2,002)	(3)%	72,455	1149%
Provision (benefit) for income taxes	(5,967)	18,483	9,435	(24,450)	*	9,048	96%
Net income (loss)	$82,728	$60,280	$(3,127)	$22,448	37%	$63,407	*
Net income (loss) per share
basic	$2.11	$1.55	$(0.10)	$0.56		$1.65
diluted	$2.07	$1.51	$(0.10)	$0.56		$1.61
Weighted average number of shares outstanding
basic	39,254	38,969	32,193
diluted	39,962	39,815	32,193
Ratio to net sales
Gross profit	31.8%	31.2%	29.5%
Selling, general and administrative expenses	20.4%	19.5%	20.3%
Operating income	11.4%	11.7%	9.2%
Income before income taxes	10.2%	10.5%	0.9%
Net income (loss)	11.0%	8.1%	(0.5)%
Effective tax rate	(7.8)%	23.5%	149.6%

Certain amounts and percentages may reflect rounding adjustments.
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
Our effective income tax rate has varied significantly from period to period and from the federal statutory rate, due to the mix of income tax provisions on profitable foreign jurisdictions; the effect of the release of the valuation allowance against domestic deferred income taxes during fiscal year 2016; minimal income tax provision or benefit being recorded on domestic pre-tax income or losses prior to fiscal year 2016; and the effect of discrete items. Accordingly, we expect our normalized effective tax rate in the future periods to approximate 30%. We intend to continue to reinvest indefinitely the undistributed earnings of our foreign subsidiaries.

See “Notes to Consolidated Financial Statements—Income Taxes” for additional information.
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
Segment net sales and Adjusted EBITDA:
				Change
For the Years Ended June 30	2016	2015	2014	2016 / 2015		2015 / 2014
	(in thousands)
Net sales
MFAs and other	$339,916	$335,735	$326,568	$4,181	1%	$9,167	3%
Nutritional specialties	94,084	81,702	63,068	12,382	15%	18,634	30%
Vaccines	52,140	53,363	41,417	(1,223)	(2)%	11,946	29%
Animal Health	486,140	470,800	431,053	15,340	3%	39,747	9%
Mineral Nutrition	216,685	227,102	201,599	(10,417)	(5)%	25,503	13%
Performance Products	48,701	50,689	59,262	(1,988)	(4)%	(8,573)	(14)%
Total	$751,526	$748,591	$691,914	$2,935	0%	$56,677	8%
Adjusted EBITDA
Animal Health	$127,442	$120,259	$100,280	$7,183	6%	$19,979	20%
Mineral Nutrition	14,971	14,429	11,636	542	4%	2,793	24%
Performance Products	970	2,646	4,626	(1,676)	(63)%	(1,980)	(43)%
Corporate	(29,323)	(27,315)	(25,945)	(2,008)	*	(1,370)	*
Total	$114,060	$110,019	$90,597	$4,041	4%	$19,422	21%
Adjusted EBITDA ratio to segment net sales
Animal Health	26.2%	25.5%	23.3%
Mineral Nutrition	6.9%	6.4%	5.8%
Performance Products	2.0%	5.2%	7.8%
Corporate(1)	(3.9)%	(3.6)%	(3.7%)
Total(1)	15.2%	14.7%	13.1%

(1)
reflects ratio to total net sales

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
				Change
For the Years Ended June 30	2016	2015	2014	2016 / 2015		2015 / 2014
	(in thousands)
Net income (loss)	$82,728	$60,280	$(3,127)	$22,448	37%	$63,407	*
Interest expense, net	16,592	14,305	32,962	2,287	16%	(18,657)	(57)%
Provision (benefit) for income taxes	(5,967)	18,483	9,435	(24,450)	*	9,048	96%
Depreciation and amortization	23,452	21,604	21,453	1,848	9%	151	1%
EBITDA	116,805	114,672	60,723	2,133	2%	53,949	89%
Acquisition-related cost of goods sold	2,566	—	—	2,566	*	—	*
Acquisition-related accrued compensation	1,680	747	—	933	125%	747	*
Acquisition-related transaction costs	618	—	—	618	*	—	*
Loss on insurance claim	—	—	5,350	—	*	(5,350)	*
Foreign currency (gains) losses, net	(7,609)	(5,400)	1,753	(2,209)	*	(7,153)	*
Loss on extinguishment of debt	—	—	22,771	—	*	(22,771)	*
Adjusted EBITDA	$114,060	$110,019	$90,597	$4,041	4%	$19,422	21%

Comparison of fiscal years ended June 30, 2016 and 2015
Our results for the fiscal year ended June 30, 2015 included $8.0 million of revenue and income from milestone payments for licensing of vaccine delivery technology. For a better understanding of underlying trends, we also present comparisons with 2015 that exclude the prior year milestone payments.
Net sales
Net sales of  $751.5 million for the year ended June 30, 2016 increased $2.9 million, or less than 1%, as compared to the year ended June 30, 2015. Animal Health grew $15.3 million, while Mineral Nutrition and Performance Products declined $10.4 million and $2.0 million, respectively.
Excluding the prior year $8.0 million of vaccine licensing milestone revenue, net sales increased $10.9 million, or 1%.
Animal Health
Net sales of  $486.1 million for the year ended June 30, 2016 grew $15.3 million, or 3%. The growth was primarily due to volume increases across all product groups within the segment. Nutritional specialty products grew $12.4 million, or 15%, primarily due to U.S. and E.U. volume growth of our products for the dairy and poultry industries. MFAs and other grew $4.2 million, or 1%, primarily due to volume growth in international markets, which offset declines in domestic volumes. Vaccines declined $1.2 million, or 2%, due to the $8.0 million in vaccine licensing milestone revenue recorded in the prior year. Excluding the prior year $8.0 million in vaccine licensing milestone revenue, vaccines grew $6.8 million, or 15%, principally from volume growth, including sales of MVP products.
Excluding the prior year $8.0 million of vaccine licensing milestone revenue, net sales grew $23.3 million, or 5%.

Mineral Nutrition
Net sales of  $216.7 million decreased $10.4 million, or 5%, for the year ended June 30, 2016. The decrease is due to lower average selling prices due to underlying raw material commodity price declines. Increased volumes from improved demand for trace mineral products partially offset the lower average selling prices.
Performance Products
Net sales of  $48.7 million decreased $2.0 million, or 4%, for the year ended June 30, 2016, due to lower average selling prices of copper-based products and personal care ingredients and lower volumes of chemical catalyst products.
Gross profit
Gross profit of  $239.0 million for the year ended June 30, 2016 increased $5.8 million, or 2%, as compared to the year ended June 30, 2015. Gross profit increased to 31.8% of net sales for the year ended June 30, 2016 as compared to 31.2% for the year ended June 30, 2015. Animal Health gross profit increased $6.8 million due to volume growth, lower unit costs from improved operating efficiencies and favorable currency movements. Current year Animal Health gross profit was reduced by $2.6 million of acquisition-related cost of goods sold, unfavorable vaccine manufacturing costs related to production interruptions, $1.2 million of acquisition-related intangible amortization and $1.1 million of increased depreciation expense due to recent capital expenditures. Excluding the prior year $8.0 million of vaccine licensing milestone revenue and gross profit and excluding the current year $2.6 million of acquisition-related cost of goods sold, Animal Health gross profit increased $17.4 million, or 9%. Mineral Nutrition gross profit increased $0.3 million due to lower material costs, partially offset by lower average selling price. Performance Products gross profit decreased $1.3 million due to lower average selling prices of copper-based products and personal care ingredients, partially offset by lower material costs.
Excluding the prior year $8.0 million of vaccine licensing milestone revenue and gross profit, the current year $2.6 million of acquisition-related cost of goods sold and acquisition-related amortization for each year, gross profit increased $17.6 million, or 8%.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of  $153.3 million for the year ended June 30, 2016 increased $7.7 million, or 5%, as compared to the year ended June 30, 2015. Animal Health accounted for $4.9 million of the increase, driven by increased acquisition-related accrued compensation and increased sales force and product development costs. Performance Products account for $0.6 of the increase due to higher environmental remediation costs. Corporate expenses accounted for $2.4 million of the increase, due to acquisition-related transaction costs and increased compensation and office-related costs.
Excluding acquisition-related intangible amortization, accrued compensation and transaction costs for each year, SG&A increased $6.4 million, or 4%.
Interest expense, net
Interest expense, net of  $16.6 million for the year ended June 30, 2016, increased $2.3 million or 16%, compared to the year ended June 30, 2015. The increase is due to interest on increased borrowings under our Revolver and increased acquisition-related accrued interest of  $0.9 million.
Excluding acquisition-related accrued interest for each year, interest expense, net increased $1.4 million or 10%.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the year ended June 30, 2016 amounted to net gains of $7.6 million, as compared to $5.4 million in net gains for the year ended June 30, 2015. Foreign currency gains in the year ended June 30, 2016 were primarily due to the movement of Brazil, Mexico, South Africa and Argentina currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.

Provision for income taxes
The provision for income taxes for the year ended June 30, 2016 included a benefit of  $19.6 million from the release of the valuation allowance for domestic deferred taxes and $4.8 million from the recognition of previously unrecognized tax benefits. As a result, the provision for income taxes for the year ended June 30, 2016 was a benefit of  $6.0 million, an effective tax rate was (7.8)%. Excluding the benefit from these discrete items, the provision for income taxes was an effective tax rate of 24.0%. The provision for income taxes for the year ended June 30, 2015 was $18.5 million, an effective tax rate of 23.5%. The provision for income taxes for the year ended June 30, 2015 included a benefit of  $1.2 million from the recognition of previously unrecognized tax benefits; excluding the benefit of this discrete item, the provision for income taxes was an effective tax rate of 25.0%.
During the year ended June 30, 2016, based on continued domestic profitability, we concluded that it was more likely than not that the value of domestic deferred tax assets would be realized, and it was no longer necessary to maintain a valuation allowance. Prior to releasing the valuation allowance, our domestic provision for income taxes was substantially offset by the utilization of domestic net operating losses that previously had been offset by a valuation allowance. As a result of the release of the valuation allowance, we expect our income tax provision in future periods to increase as we record an income tax provision on our domestic pre-tax income.
Net income (loss)
Net income of  $82.7 million for the year ended June 30, 2016, increased $22.4 million, compared to net income of  $60.3 million for the year ended June 30, 2015, as a result of the factors described above.
Adjusted EBITDA
Adjusted EBITDA of  $114.1 million for the year ended June 30, 2016 increased $4.0 million, or 4%, as compared to the year ended June 30, 2015. Animal Health adjusted EBITDA increased $7.2 million, or 6%, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Excluding the prior year $8.0 million of vaccine licensing milestone revenue, Animal Health adjusted EBITDA increased $15.2 million, or 14%. Mineral Nutrition increased $0.5 million, or 4%, due to improved operating margins from lower material costs, partially offset by lower average selling prices. Performance Products decreased $1.7 million, or 63%, due to lower average selling prices and higher SG&A costs. Corporate expenses increased $2.0 million due to increased compensation and office-related costs.
Excluding the prior year $8.0 million of vaccine licensing milestone revenue, adjusted EBITDA increased $12.0 million, or 12%.
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
Animal Health
Net sales of $470.8 million grew $39.7 million, or 9%, for the year ended June 30, 2015, primarily due to volume growth across all product groups. Excluding the $8.0 million in vaccine licensing milestone revenue, net sales growth was $31.7 million, or 7%. MFAs and other grew $9.2 million, or 3%, primarily due to volume growth in international markets. Nutritional specialty products grew $18.6 million, or 30%, for the year ended June 30, 2015, primarily due to U.S. volume growth of our products for the dairy industry and their introduction in select European countries. Excluding the effect of the $8.0 million in vaccine licensing milestone revenue, vaccines grew $3.9 million, or 10%, for the year ended June 30, 2015, principally from volume growth, including sales of MJB products from the January 2015 date of our Collaboration and Distribution Agreement with MJB, which was entered into as part of the MJB transactions.
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
Gross profit
Gross profit of $233.3 million increased $28.9 million, or 14%, to 31.2% of net sales, for the year ended June 30, 2015, with most of the improvement coming from Animal Health. Gross profit growth was $20.9 million, or 10%, for the year ended June 30, 2015, excluding the effect of the $8.0 million in vaccine licensing milestone revenue. Animal Health gross profit increased $20.3 million, excluding the effect of the vaccine licensing milestone revenue, due to volume growth and reduced production costs from favorable currency movements. Within Animal Health, MFAs and other contributed $9.6 million of the increase due to volume growth, nutritional specialty products contributed $10.7 million of the increase primarily due to volume growth, higher average selling prices and lower unit costs from improved operating efficiencies and, excluding the vaccine licensing milestone revenue, vaccines gross profit was equal to the prior year as volume growth was offset by unfavorable product mix. Mineral Nutrition gross profit increased $3.2 million due to higher volumes and higher average selling prices, partially offset by higher product costs. Performance Products gross profit decreased $2.8 million due to lower average selling prices and lower volumes.
Selling, general and administrative expenses
SG&A expenses of $145.6 million increased $5.0 million, or 4%, for the year ended June 30, 2015. In 2014 we recognized a $5.4 million loss in our consolidated statement of operations on an insurance claim previously recorded as an asset. Excluding this amount, SG&A expenses increased $10.3 million, or 8%. Animal Health accounted for $9.0 million of the increase, driven by increased selling headcount and related marketing costs to support MFA and vaccine initiatives and the expansion of our products to the dairy industry and by development spending focused on product lifecycle extensions. Animal Health SG&A also increased due to $0.7 million of acquisition-related accrued compensation related to the MJB transactions. Corporate expenses accounted for $1.4 million of the increase due to salary and wage-related costs and professional fees, in part related to the costs of being a public company.
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
Provision for income taxes
Income tax expense was $18.5 million for the year ended June 30, 2015, compared with $9.4 million for 2014. Our effective tax rate was 23.5% for the current year. Our consolidated tax provisions are primarily comprised of income taxes relating to profitable foreign jurisdictions. For the year ended June 30, 2015, we generated domestic taxable income and, because we maintained a full valuation allowance against domestic net deferred tax assets, the provision for income taxes did not include expense related to domestic taxable income. For the year ended June 30, 2014, we generated a domestic taxable loss and, because we maintained a full valuation allowance against domestic net deferred tax assets, the provision for income taxes did not include a benefit related to the domestic taxable loss. The expense for 2014 included a discrete item of  $3.2 million of foreign withholding tax expense incurred in connection with the repatriation of certain foreign earnings. We paid $10.8 million of cash income taxes in the year ended June 30, 2015, compared with $12.2 million in 2014. Payments in 2014 included $3.2 million related to the foreign withholding taxes.
Net income (loss)
Net income of  $60.3 million for the year ended June 30, 2015, increased $63.4 million, compared to a net loss of  $3.1 million for the year ended June 30, 2014, as a result of the factors described above.
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
				Change
For the Years Ended June 30	2016	2015	2014	2016 / 2015	2015 / 2014
	(in thousands)
Cash provided by/(used in):
Operating activities	$37,218	$68,704	$(712)	$(31,486)	$69,416
Investing activities	(82,791)	(34,464)	(19,412)	(48,327)	(15,052)
Financing activities	50,380	(15,351)	4,779	65,731	(20,130)
Effect of exchange-rate changes on cash and cash equivalents	(418)	(1,494)	(203)	1,076	(1,291)
Net increase/(decrease) in cash and cash equivalents	$4,389	$17,395	$(15,548)	$(13,006)	$32,943

Net cash provided (used) by operating activities was comprised of:
				Change
For the Years Ended June 30	2016	2015	2014	2016 / 2015	2015 / 2014
	(in thousands)
EBITDA	$116,805	$114,672	$60,723	$2,133	$53,949
Acquisition-related cost of goods sold	2,566	—	—	2,566	—
Acquisition-related accrued compensation	1,680	747	—	933	747
Acquisition-related transaction costs	618	—	—	618	—
Loss on insurance claim	—	—	5,350	—	(5,350)
Foreign currency (gains) losses, net	(7,609)	(5,400)	1,753	(2,209)	(7,153)
Loss on extinguishment of debt	—	—	22,771	—	(22,771)
Payment of premium and costs on extinguished debt	—	—	(17,205)	—	17,205
Interest paid	(14,215)	(12,912)	(45,370)	(1,303)	32,458
Income taxes paid	(16,828)	(10,780)	(12,207)	(6,048)	1,427
Changes in operating assets and liabilities and other items	(45,799)	(17,623)	(16,527)	(28,176)	(1,096)
Net cash provided (used) by operating activities	$37,218	$68,704	$(712)	$(31,486)	$69,416

Certain amounts may reflect rounding adjustments.
Operating activities
For the year ended June 30, 2016, net cash provided by operating activities was $37.2 million, primarily attributable to operating profit of  $85.7 million. Increased inventories used $16.4 million of cash due to timing of purchases and production. Accounts receivable used $13.1 million due to sales growth, the proportion of international sales and the timing of customer orders. Other assets used $6.5 million mainly due to an increase in long-term deposits. Accrued expenses and other liabilities used $7.2 million principally due to funding of retirement plans.
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
Investing activities
For year ended June 30, 2016, net cash used in investing activities was $82.8 million. Capital expenditures were $36.4 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. The MVP acquisition used $46.6 million of cash.
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
Financing activities
For the year ended June 30, 2016, net cash provided by financing activities was $50.4 million. We had net borrowings from our Revolving Credit Facility of  $66.0 million. We received $4.0 million from the issuance of common shares related to exercise of stock options. Partially offsetting the cash provided were $15.7 million in dividends paid to holders of our Class A and Class B common stock, $2.9 million in scheduled payments on our Term B Loan and $1.0 million in payments for deferred consideration.

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
Liquidity and capital resources
We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolving Credit Facility and foreign credit lines, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Revolving Credit Facility and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that the challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing. In addition, our debt covenants may restrict our ability to invest. During fiscal year 2016, we spent approximately $36.4 million on capital expenditures, primarily on the expansion of our production capacity. We expect our capital expenditures will total approximately $30 million in fiscal year 2017, primarily for the continued expansion of production capacity and cost reductions in our Animal Health segment.
Certain relevant measures of our liquidity and capital resources follow:
				Change
As of June 30	2016	2015	2014	2016 / 2015	2015 / 2014
	(in thousands)
Cash and cash equivalents	$33,605	$29,216	$11,821	$4,389	$17,395
Working capital	$203,356	$175,988	$177,999	$27,368	$(2,011)
Ratio of current assets to current liabilities	2.92:1	2.62:1	2.63:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At June 30, 2016, we had $69.0 million in outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit and other commitments of  $14.2 million, leaving $116.8 million available for borrowings and letters of credit. In addition, we had availability totaling $7.8 million under our Israeli loan agreements.
We currently intend to pay quarterly dividends, representing $15.8 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of  $0.10 per share on Class A common stock and Class B common stock that is payable on September 28, 2016. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
At June 30, 2016, our cash and cash equivalents included $33.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Based on our operating plan, we consider these funds to be indefinitely reinvested in our international operations. Should our plans change and we decide to repatriate some or all of the remaining cash held by our international subsidiaries, the amounts repatriated would be subject to federal and state income taxes at statutory rates, with the potential for partial offsetting credits for taxes paid to international jurisdictions.

Analysis of the consolidated balance sheets
				Change
As of June 30	2016	2015	2014	2016 / 2015	2015 / 2014
	(in thousands)
Accounts receivable, net	$123,790	$111,099	$113,858	$12,691	$(2,759)
DSO	59	54	56
Payment terms outside the U.S. are typically longer than in the United States. For the periods presented, we have maintained our overall average accounts receivables DSO between 54 and 59 days. We regularly monitor our accounts receivable for collectability, particularly in countries where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment. We calculate DSO based on a 360-day year and compare accounts receivable with sales for the quarter ending at the balance sheet date.
				Change
As of June 30	2016	2015	2014	2016 / 2015	2015 / 2014
	(in thousands)
Inventories	$167,691	$149,786	$143,184	$17,905	$6,602
Inventory increased by $17.9 million in 2016, primarily due to increases in the Animal Health segment from the timing of purchases and production and the acquisition of MVP.
Contractual obligations
Payments due under contractual obligations as of June 30, 2016, were:
	Years
	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total
	(in thousands)
Long-term debt (including current portion)	$2,907	$5,800	$275,500	$—	$284,207
Revolving credit facility	—	69,000	—	—	69,000
Interest payments	14,540	28,061	19,583	—	62,184
Lease commitments	4,665	7,832	6,427	2,793	21,717
Deferred consideration on acquisitions	1,353	122	8,775	172	10,422
Total contractual obligations	$23,465	$110,815	$310,285	$2,965	$447,530

Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $5.3 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the periods in which the liability will be realized.
Our Board of Directors declared a cash dividend of  $0.10 per share on Class A common stock and Class B common stock, representing $3.9 million, payable on September 28, 2016.
The Company expects to contribute approximately $5.9 million to the pension plan during 2017.
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

Selected Quarterly Financial Data (Unaudited)
To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2016 and 2015. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein. As discussed in the notes to the consolidated financial statements, we have revised previously issued financial statements for the fiscal years ended June 30, 2015 and 2014 to correct the classification of amortization expense related to product-related intangible assets within the consolidated statement of operations. We originally recorded such amortization expense in selling, general and administrative expenses instead of recording it in cost of goods sold. As a result, cost of goods sold was understated and gross profit and selling, general and administrative expenses were overstated. We also have revised the quarterly financial data. The revisions increased cost of goods sold and reduced gross profit and selling, general and administrative expenses by $1.0 million, $1.0 million and $1.2 million for the three months ended September 30, 2015, December 31, 2015, and March 31, 2016, respectively; by $1.9 million and $3.1 million for the six and nine months ended December 31, 2015 and March 31, 2016, respectively; by $0.7 million, $0.7 million, $0.9 million and $0.9 million for the three months ended September 30, 2014, December 31, 2014, March 31, 2015 and June 30, 2015, respectively; and, by $1.4 million and $2.2 million for the six and nine months ended December 31, 2014 and March 31, 2015, respectively. We concluded the errors were not material to any previously issued financial statements.
	Quarters				Six Months	Nine Months	Year
For the Periods Ended	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	December 31, 2015	March 31, 2016	June 30, 2016
	(in thousands)
Net sales
Animal Health	$120,134	$121,504	$118,328	$126,174	$241,638	$359,966	$486,140
Mineral Nutrition	54,469	58,853	53,029	50,334	113,322	166,351	216,685
Performance Products	12,517	11,416	12,104	12,664	23,933	36,037	48,701
Total net sales	187,120	191,773	183,461	189,172	378,893	562,354	751,526
Cost of goods sold	127,913	130,311	124,671	129,599	258,224	382,895	512,494
Gross profit	59,207	61,462	58,790	59,573	120,669	179,459	239,032
Selling, general and administrative expenses	37,349	38,841	37,619	39,479	76,190	113,809	153,288
Operating income	21,858	22,621	21,171	20,094	44,479	65,650	85,744
Interest expense, net	3,819	3,967	4,265	4,541	7,786	12,051	16,592
Foreign currency (gains) losses, net	(5,453)	2,557	(2,243)	(2,470)	(2,896)	(5,139)	(7,609)
Income before income taxes	23,492	16,097	19,149	18,023	39,589	58,738	76,761
Provision (benefit) for income taxes	4,739	(14,081)	572	2,803	(9,342)	(8,770)	(5,967)
Net income	$18,753	$30,178	$18,577	$15,220	$48,931	$67,508	$82,728
Net income per share
basic	$0.48	$0.77	$0.47	$0.39	$1.25	$1.72	$2.11
diluted	$0.47	$0.75	$0.46	$0.38	$1.22	$1.69	$2.07
Adjusted EBITDA
Animal Health	$31,476	$32,351	$32,151	$31,464	$63,827	$95,978	$127,442
Mineral Nutrition	3,160	4,189	4,012	3,610	7,349	11,361	14,971
Performance Products	86	(8)	490	402	78	568	970
Corporate	(7,015)	(8,098)	(6,987)	(7,223)	(15,113)	(22,100)	(29,323)
Adjusted EBITDA	$27,707	$28,434	$29,666	$28,253	$56,141	$85,807	$114,060
Reconciliation of net income to Adjusted EBITDA
Net income	$18,753	$30,178	$18,577	$15,220	$48,931	$67,508	$82,728
Interest expense, net	3,819	3,967	4,265	4,541	7,786	12,051	16,592
Provision (benefit) for income taxes	4,739	(14,081)	572	2,803	(9,342)	(8,770)	(5,967)
Depreciation and amortization	5,429	5,393	5,856	6,774	10,822	16,678	23,452
EBITDA	32,740	25,457	29,270	29,338	58,197	87,467	116,805
Acquisition-related cost of goods sold	—	—	1,601	965	—	1,601	2,566
Acquisition-related accrued compensation	420	420	420	420	840	1,260	1,680
Acquisition-related transaction costs	—	—	618	—	—	618	618
Foreign currency (gains) losses, net	(5,453)	2,557	(2,243)	(2,470)	(2,896)	(5,139)	(7,609)
Adjusted EBITDA	$27,707	$28,434	$29,666	$28,253	$56,141	$85,807	$114,060

	Quarters				Six Months	Nine Months	Year
For the Periods Ended	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	December 31, 2014	March 31, 2015	June 30, 2015
	(in thousands)
Net sales
Animal Health	$117,225	$118,785	$117,346	$117,444	$236,010	$353,356	$470,800
Mineral Nutrition	55,447	58,742	57,320	55,593	114,189	171,509	227,102
Performance Products	14,786	11,161	12,829	11,913	25,947	38,776	50,689
Total net sales	187,458	188,688	187,495	184,950	376,146	563,641	748,591
Cost of goods sold	127,817	133,283	129,245	124,966	261,100	390,345	515,311
Gross profit	59,641	55,405	58,250	59,984	115,046	173,296	233,280
Selling, general and administrative expenses	34,536	35,618	36,437	39,021	70,154	106,591	145,612
Operating income	25,105	19,787	21,813	20,963	44,892	66,705	87,668
Interest expense, net	3,490	3,515	3,602	3,698	7,005	10,607	14,305
Foreign currency (gains) losses, net	(1,204)	(1,018)	(4,633)	1,455	(2,222)	(6,855)	(5,400)
Income before income taxes	22,819	17,290	22,844	15,810	40,109	62,953	78,763
Provision (benefit) for income taxes	3,887	3,042	6,148	5,406	6,929	13,077	18,483
Net income	$18,932	$14,248	$16,696	$10,404	$33,180	$49,876	$60,280
Net income per share
basic	$0.49	$0.37	$0.43	$0.27	$0.85	$1.28	$1.55
diluted	$0.48	$0.36	$0.42	$0.26	$0.84	$1.25	$1.51
Adjusted EBITDA
Animal Health	$32,454	$28,296	$29,629	$29,880	$60,750	$90,379	$120,259
Mineral Nutrition	3,479	3,754	3,761	3,435	7,233	10,994	14,429
Performance Products	1,036	162	994	454	1,198	2,192	2,646
Corporate	(6,511)	(7,184)	(6,888)	(6,732)	(13,695)	(20,583)	(27,315)
Adjusted EBITDA	$30,458	$25,028	$27,496	$27,037	$55,486	$82,982	$110,019
Reconciliation of net income to Adjusted EBITDA
Net income	$18,932	$14,248	$16,696	$10,404	$33,180	$49,876	$60,280
Interest expense, net	3,490	3,515	3,602	3,698	7,005	10,607	14,305
Provision (benefit) for income taxes	3,887	3,042	6,148	5,406	6,929	13,077	18,483
Depreciation and amortization	5,353	5,241	5,356	5,654	10,594	15,950	21,604
EBITDA	31,662	26,046	31,802	25,162	57,708	89,510	114,672
Acquisition-related accrued compensation	—	—	327	420	—	327	747
Foreign currency (gains) losses, net	(1,204)	(1,018)	(4,633)	1,455	(2,222)	(6,855)	(5,400)
Adjusted EBITDA	$30,458	$25,028	$27,496	$27,037	$55,486	$82,982	$110,019

General description of non-GAAP financial measures
Adjusted EBITDA
Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to portray the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We have defined Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, and (c) certain items that we consider to be unusual, non-operational or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income.
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
Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. We have not experienced significant changes in the carrying value or estimated remaining useful lives of our long-lived or amortizable intangible assets in the periods included in the consolidated financial statements.
We periodically review our indefinite life intangible assets associated with acquired IPR&D for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. During the fourth quarter of each year, absent any prior impairment indicators, we perform an annual impairment assessment. We elected to apply certain accounting guidance that allows an initial qualitative analysis of the fair value of the indefinite life intangible asset. We have determined the fair value of our IPR&D was not impaired.
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We test goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. During the fourth quarter of 2016, we tested goodwill by applying certain accounting guidance that allows an initial qualitative analysis of the fair value of goodwill. We have determined our goodwill was not impaired. We have not recorded any impairment charges since the goodwill was initially recorded.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4.1 million equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

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
Pension Liabilities
The measurement of our pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future contributions and expenses. The Company reassesses its benefit plan assumptions on a regular basis. The discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At June 30, 2016, the discount rate for the Company’s U.S. pension plan was 3.9% compared to 4.6% at June 30, 2015. The expected rate of return on plan assets of 6.1% represents the average rate of return expected to be earned on plan assets over the period the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets.
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
Our foreign currency derivative contracts at June 30, 2016, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. As of June 30, 2016, the sensitivity analysis of changes in the fair value of all foreign currency derivative contracts indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would, decrease by $1.9 million or increase by $2.7 million. For additional details, see “Notes to Consolidated Financial Statements—Derivatives.”
Interest rate risk
Substantially all of our outstanding debt is floating rate debt. Our Revolving Credit Facility and Term B Loan carry floating interest rates that are tied to LIBOR and the Prime Rate; therefore, our profitability and cash flows are exposed to interest rate fluctuations. Based on our outstanding debt balances as of June 30, 2016, a 100 basis point increase in LIBOR would increase annual interest expense and decrease cash flows by $2.0 million. For additional details, see “Notes to the Consolidated Financial Statements—Debt.”

Item 8.
Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phibro Animal Health Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Phibro Animal Health Corporation and its subsidiaries at June 30, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, in the year ended June 30, 2016 the Company has changed the manner in which it accounts for deferred income taxes and the manner in which it accounts for employee share-based payments.
Florham Park, New Jersey
August 29, 2016

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30	2016	2015	2014
	(in thousands, except per share amounts)
Net sales	$751,526	$748,591	$691,914
Cost of goods sold	512,494	515,311	487,500
Gross profit	239,032	233,280	204,414
Selling, general and administrative expenses	153,288	145,612	140,620
Operating income	85,744	87,668	63,794
Interest expense, net	16,592	14,305	29,770
Interest expense, stockholders	—	—	3,192
Foreign currency (gains) losses, net	(7,609)	(5,400)	1,753
Loss on extinguishment of debt	—	—	22,771
Income before income taxes	76,761	78,763	6,308
Provision (benefit) for income taxes	(5,967)	18,483	9,435
Net income (loss)	$82,728	$60,280	$(3,127)
Net income (loss) per share
basic	$2.11	$1.55	$(0.10)
diluted	$2.07	$1.51	$(0.10)
Weighted average common shares outstanding
basic	39,254	38,969	32,193
diluted	39,962	39,815	32,193
Dividends per share	$0.40	$0.40	$0.82
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended June 30	2016	2015	2014
	(in thousands)
Net income (loss)	$82,728	$60,280	$(3,127)
Change in fair value of derivative instruments	4,197	(1,928)	1,025
Foreign currency translation adjustment	(9,181)	(31,314)	1,110
Unrecognized net pension gains (losses)	(11,093)	(3,221)	(4,423)
(Provision) benefit for income taxes	5,892	4,923	—
Other comprehensive income (loss)	(10,185)	(31,540)	(2,288)
Comprehensive income (loss)	$72,543	$28,740	$(5,415)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30	2016	2015
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$33,605	$29,216
Accounts receivable, net	123,790	111,099
Inventories, net	167,691	149,786
Other current assets	17,745	23,627
Total current assets	342,831	313,728
Property, plant and equipment, net	127,323	104,414
Intangibles, net	60,095	37,281
Goodwill	21,121	12,613
Other assets	59,003	25,282
Total assets	$610,373	$493,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,803	$2,809
Accounts payable	60,167	63,061
Accrued expenses and other current liabilities	45,703	45,463
Total current liabilities	108,673	111,333
Revolving credit facility	69,000	3,000
Long-term debt	280,907	283,709
Other liabilities	61,313	65,648
Total liabilities	519,893	463,690
Commitments and contingencies (Note 12)
Common stock, par value $0.0001; 300,000,000 Class A shares authorized, 18,519,757 and 17,747,793 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively; 30,000,000 Class B shares authorized, 20,887,811 and 21,320,275 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	4	4
Preferred stock, par value $0.0001; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	118,299	118,192
Retained earnings (accumulated deficit)	33,962	(36,968)
Accumulated other comprehensive income (loss)	(61,785)	(51,600)
Total stockholders’ equity	90,480	29,628
Total liabilities and stockholders’ equity	$610,373	$493,318

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30	2016	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$82,728	$60,280	$(3,127)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	23,452	21,604	21,453
Amortization of deferred financing costs and debt discount	989	967	1,448
Acquisition-related cost of goods sold	2,566	—	—
Acquisition-related accrued compensation	1,680	747	—
Acquisition-related accrued interest	1,476	613	—
Deferred income taxes	(22,244)	4,761	1,289
Foreign currency (gains) losses, net	(7,725)	(3,376)	1,429
Other	354	61	(538)
Loss on extinguishment of debt	—	—	22,771
Payment of premiums and costs on extinguished debt	—	—	(17,205)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(13,086)	(1,877)	(14,683)
Inventories, net	(16,439)	(19,354)	(3,186)
Other current assets	457	7,416	(31)
Other assets	(6,547)	(4,236)	5,103
Accounts payable	(3,245)	4,796	1,682
Accrued interest	62	90	(13,813)
Accrued expenses and other liabilities	(7,260)	(3,788)	(3,304)
Net cash provided (used) by operating activities	37,218	68,704	(712)
INVESTING ACTIVITIES
Capital expenditures	(36,352)	(20,058)	(19,846)
Business acquisition	(46,576)	(10,377)	—
Other, net	137	(4,029)	434
Net cash provided (used) by investing activities	(82,791)	(34,464)	(19,412)
FINANCING ACTIVITIES
Revolving credit facility borrowings	255,500	38,000	175,500
Revolving credit facility repayments	(189,500)	(35,000)	(209,500)
Proceeds from long-term debt	—	—	289,275
Payments of long-term debt, capital leases and other	(3,929)	(4,090)	(335,374)
Debt issuance costs	—	—	(4,551)
Proceeds from common shares issued	4,017	1,334	114,429
Dividends paid	(15,708)	(15,595)	(25,000)
Net cash provided (used) by financing activities	50,380	(15,351)	4,779
Effect of exchange rate changes on cash	(418)	(1,494)	(203)
Net increase (decrease) in cash and cash equivalents	4,389	17,395	(15,548)
Cash and cash equivalents at beginning of period	29,216	11,821	27,369
Cash and cash equivalents at end of period	$33,605	$29,216	$11,821
Supplemental cash flow information
Interest paid	$14,215	$12,912	$45,370
Income taxes paid, net	16,828	10,780	12,207
Non-cash investing and financing activities
Business acquisition	—	4,156	—
Property, plant and equipment and capital lease additions	1,438	1,193	2,637
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
As of June 30, 2013	30,458,220	$7	$—	$42,948	$(94,121)	$(17,772)	$(68,938)
Comprehensive income (loss)	—	—	—	—	(3,127)	(2,288)	(5,415)
Issuance of common stock, net of issuance costs	8,333,333	1	—	114,428	—	—	114,429
Conversion of common stock certificate and effect of stock split	—	(4)	—	4	—	—	—
Dividends paid	—	—	—	(25,000)	—	—	(25,000)
Stock-based compensation expense	—	—	—	73	—	—	73
As of June 30, 2014	38,791,553	$4	$—	$132,453	$(97,248)	$(20,060)	$15,149
Comprehensive income (loss)	—	—	—	—	60,280	(31,540)	28,740
Exercise of stock options and warrant	276,515	—	—	1,334	—	—	1,334
Dividends paid	—	—	—	(15,595)	—	—	(15,595)
As of June 30, 2015	39,068,068	$4	$—	$118,192	$(36,968)	$(51,600)	$29,628
Comprehensive income (loss)	—	—	—	—	82,728	(10,185)	72,543
Exercise of stock options	339,500	—	—	4,017	—	—	4,017
Dividends paid	—	—	—	(3,910)	(11,798)	—	(15,708)
As of June 30, 2016	39,407,568	$4	$—	$118,299	$33,962	$(61,785)	$90,480

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
Revisions of previously issued financial statements
During the fourth quarter of fiscal 2016, the Company determined that amortization expense related to product-related intangible assets should be recorded in cost of goods sold rather than in selling, general and administrative expense within the consolidated statement of operations. The Company has revised its prior year financial statements to correct the classification of amortization expense to increase cost of goods sold and reduce gross profit and selling, general and administrative expenses by $3,092 and $3,361 for the fiscal years ended June 30, 2015 and 2014, respectively. These revisions had no impact on the Company's previously reported net income (loss) or cash flows. The Company evaluated the impact of the revisions on prior periods, assessing materiality quantitatively and qualitatively, and concluded the errors were not material to any previously issued financial statements.
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 27% and 26% of accounts receivable at June 30, 2016 and 2015, respectively.
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
Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives ranging from 2 to 30 years for buildings and improvements, and 1 to 17 years for machinery and equipment.
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
Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets are based on factors including competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale.
Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. We have not experienced significant changes in the carrying value or estimated remaining useful lives of our long-lived or amortizable intangible assets in the periods included in the consolidated financial statements.
We periodically review our indefinite life intangible assets associated with acquired IPR&D for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. During the fourth quarter of each year, absent any prior impairment indicators, we perform an annual impairment assessment. We elected to apply certain accounting guidance that allows an initial qualitative analysis of the fair value of the indefinite life intangible asset. We have determined the fair value of our IPR&D was not impaired.
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We test goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. During the fourth quarter of 2016, we tested goodwill by applying certain accounting guidance that allows an initial qualitative analysis of the fair value of goodwill. We have determined our goodwill was not impaired. We have not recorded any impairment charges since the goodwill was initially recorded.
Foreign Currency Translation
We generally use local currency as the functional currency to measure the financial position and results of operations of each of our international subsidiaries. We translate assets and liabilities of these operations at the exchange rates in effect at the balance sheet date. We translate income statement accounts at the average rates of exchange prevailing during the period. Translation adjustments that arise from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Certain of our Israeli operations have designated the U.S. dollar as their functional currency. Gains and losses arising from remeasurement of local currency accounts into U.S. dollars are included in determining net income.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and the changes in: (i) the fair value of derivative instruments that qualify for hedge accounting; (ii) foreign currency translation adjustments; (iii) unrecognized net pension gains (losses); and (iv) the related (provision) benefit for income taxes.

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
From time to time, we use forward contracts and options to mitigate exposure to changes in foreign currency exchange rates and as a means of hedging forecasted operating costs. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We hedge forecasted transactions for periods not exceeding the next twenty-four months. We do not engage in trading or other speculative uses of financial instruments.
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
Income Taxes
The provision for income taxes includes U.S. federal, state, and foreign income taxes and foreign withholding taxes. Our annual effective income tax rate is determined based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate and the tax effects of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences give rise to deferred tax assets and liabilities. Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent the tax effect of items recorded as tax expense in our income statement for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our income statement or the tax effect of assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment. During 2016, we elected early application of Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. We applied the guidance prospectively; periods prior to December 31, 2015 were not adjusted.
Significant judgment is required in determining our income tax provision and in evaluating our tax positions. The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Advertising
Advertising and marketing costs are expensed as incurred and are reflected in selling, general and administrative expenses.
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
Stock-Based Compensation
All stock-based compensation to employees, including grants of stock options, is expensed over the requisite service period based on the grant date fair value of the awards. We determine the fair value of stock-based awards using the Black-Scholes option-pricing model that uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed exercise of stock options and warrants. For the years ended June 30, 2016 and 2015, all common share equivalents were included in the calculation of diluted net income per share. For the year ended June 30, 2014, because there was a net loss, 296,162 net shares of stock options and warrants were excluded from the calculation of diluted net income per share because of the anti-dilutive effect from the assumed exercise of these options and warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended June 30	2016	2015	2014
Net income (loss)	$82,728	$60,280	$(3,127)
Weighted average number of shares–basic	39,254	38,969	32,193
Dilutive effect of stock options and warrant	708	846	—
Weighted average number of shares–diluted	39,962	39,815	32,193
Net income (loss) per share
basic	$2.11	$1.55	$(0.10)
diluted	$2.07	$1.51	$(0.10)
New Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, amends Compensation—Stock Compensation (Topic 718). This new standard simplifies the accounting for share-based payments. The ASU requires that excess income tax benefits/deficiencies associated with share-based payments be recognized in the provision for income taxes rather than in additional paid-in capital as currently required. The ASU also requires accounting for minimum statutory tax withholding requirements and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is permitted and should be applied on a modified retrospective basis. We elected early application and recognized approximately $3,520 of income tax benefit in our 2016 consolidated statement of operations. The benefit previously was recorded as a component of deferred taxes, representing the cumulative windfall tax benefit related to exercises of stock options.
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
ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requires entities to classify deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The guidance is effective for annual periods beginning after December 15, 2016. We elected early application of this ASU during the quarter ended December 31, 2015 to simplify the presentation of deferred tax assets and liabilities. We applied the guidance prospectively; periods prior to December 31, 2015 were not adjusted. The application of this guidance did not have a material impact on our consolidated balance sheet.
ASU 2015-12, Plan Accounting, modifies certain disclosure requirements and asset valuation measurements. Plan Investment Disclosures (Part II) eliminates the requirements to disclose individual investments that represent 5 percent or more of net assets available for benefits and the net appreciation or depreciation for investments by general type. The net appreciation or depreciation in investments for the period still will be required to be presented in the aggregate. Measurement Date Practical Expedient (Part III) is applicable for fully benefit-responsive investment contracts only, and will allow for the contract value to be the only required method of measurement for these contracts. Under the current guidance these contracts are required to be measured at fair value. The guidance is effective for annual periods beginning after December 15, 2015. Retrospective application of the provisions of this guidance will be required. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
ASU 2015-11, Inventory (Topic 330), requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). NRV is defined as “the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) provides guidance regarding the treatment of cloud computing arrangements and if an arrangement includes a software license. ASU 2015-05 requires that if there is an element of a license in the arrangement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that a company account for that software license element consistent with the treatment of a direct acquisition of a software license. Otherwise the arrangement is to be accounted for as a service contract. This guidance does not change the existing guidance relevant to service contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. We do not expect adoption of this guidance to have a material effect on our consolidated financial statements.
ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), intends to simplify presentation of debt issuance costs. The ASU requires debt issuance costs related to a recorded debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment required of debt discounts. The current treatment is to record the costs of debt issuance as an asset. The provisions of ASU 2015-03 are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The adoption of this guidance will not have a material effect on our consolidated financial statements.
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to assess an entity’s ability to continue as a going concern, within one year after the issuance date of the financial statements, and to provide related footnote disclosures in certain circumstances. Management will need to consider relevant conditions that are known and reasonably knowable at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Under the new standard, the definition of substantial doubt incorporates a likelihood threshold of  ”probable” similar to the current use of that term in GAAP for loss contingencies. ASU 2014-15 will be effective for annual periods ending after December 15, 2016. We do not expect adoption of this guidance to have a material effect on our consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. ASU 2015-14, Deferral of the Effective Date, amended ASU 2014-09, resulting in a one year deferral of the effective date. ASU 2016-08, Principal versus Agent Considerations; ASU 2016-10, Identifying Performance Obligations and Licensing; and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients also amended ASU 2014-09. The amendments are effective concurrent with the effective date for ASU 2014-09 for annual periods beginning after December 15, 2017, and interim periods within those years. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
3.
Statements of Operations—Additional Information

For the Years Ended June 30	2016	2015	2014
Interest expense, net
Term B Loan	$11,631	$11,717	$2,419
Revolving credit facility	2,257	918	171
Domestic senior credit facility	—	—	1,328
Senior notes	—	—	24,281
Mayflower and BFI term loans	—	—	3,051
Acquisition-related accrued interest	1,476	613	—
Amortization of deferred financing fees and debt discount	989	967	1,448
Other	495	339	383
Interest expense	16,848	14,554	33,081
Interest (income)	(256)	(249)	(119)
	$16,592	$14,305	$32,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended June 30	2016	2015	2014
Depreciation and amortization
Depreciation of property, plant and equipment	$17,659	$16,813	$16,439
Amortization of intangible assets	5,559	4,560	4,897
Amortization of other assets	234	231	117
	$23,452	$21,604	$21,453

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $2,915, $2,905 and $2,657 during 2016, 2015 and 2014, respectively.
Amortization of intangible assets is expected to be $5,833; $5,675; $5,640; $5,473; $5,024 and $30,872 for 2017, 2018, 2019, 2020, and 2021 and thereafter, respectively.
For the Years Ended June 30	2016	2015	2014
Research and development expenditures	$11,029	$9,511	$8,212

4.
Balance Sheets—Additional Information

As of June 30	2016	2015
Accounts receivable, net
Trade accounts receivable	$128,743	$114,477
Allowance for doubtful accounts	(4,953)	(3,378)
	$123,790	$111,099

As of June 30	2016	2015	2014
Allowance for doubtful accounts
Balance at beginning of period	$3,378	$1,235	$658
Provision for bad debts	1,774	2,587	226
Effect of changes in exchange rates	(132)	(218)	351
Bad debt write-offs (recovery)	(67)	(226)	—
Balance at end of period	$4,953	$3,378	$1,235

As of June 30	2016	2015
Inventories
Raw materials	$51,369	$40,012
Work-in-process	8,074	7,617
Finished goods	108,248	102,157
	$167,691	$149,786

As of June 30	2016	2015
Property, plant and equipment, net
Land	$9,612	$9,130
Buildings and improvements	64,265	50,276
Machinery and equipment	196,480	171,797
	270,357	231,203
Accumulated depreciation	(143,034)	(126,789)
	$127,323	$104,414

Certain facilities in Israel are on land leased for a nominal amount from the Israel Land Authority. The lease expires in July 2062. Certain facilities in Israel are on leased land. The leases expire in November 2035.
Net equipment under capital leases was $12 and $48 at June 30, 2016 and 2015, respectively, including accumulated depreciation of  $10 and $42, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of $5,180 and $6,747 at June 30, 2016 and 2015, respectively.
Machinery and equipment includes construction-in-progress of $5,595 and $5,748 at June 30, 2016 and 2015, respectively.
As of June 30	Weighted- Average Useful Life (Years)	2016	2015
Intangibles, net
Cost
Medicated feed additive product registrations	10	$11,744	$11,753
Amprolium international marketing rights	10	4,292	4,292
Customer relationships	13	10,606	10,615
Technology	13	66,960	38,580
Distribution agreements	4	3,275	3,298
Trade names, trademarks and other	5	2,740	2,740
In-process research and development		1,579	1,579
		101,196	72,857
Accumulated amortization
Medicated feed additive product registrations		(10,846)	(10,669)
Amprolium international marketing rights		(4,292)	(4,292)
Customer relationships		(6,303)	(5,267)
Technology		(13,877)	(9,741)
Distribution agreements		(3,275)	(3,298)
Trade names, trademarks and other		(2,508)	(2,309)
		(41,101)	(35,576)
		$60,095	$37,281

As of June 30	2016	2015
Goodwill roll-forward
Balance at beginning of period	$12,613	$12,613
MVP acquisition	8,508	—
Balance at end of period	$21,121	$12,613

As of June 30	2016	2015
Other assets
Acquisition-related note receivable	$5,000	$5,000
Equity method investments	4,580	4,725
Insurance investments	4,833	4,788
Deferred financing fees	3,602	4,335
Deferred income taxes	28,019	221
Deposits	5,992	532
Other	6,977	5,681
	$59,003	$25,282

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,076 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	2016	2015
Accrued expenses and other current liabilities
Employee related	$21,712	$22,273
Commissions and rebates	3,722	4,148
Insurance related	1,780	1,368
Professional fees	3,573	3,543
Income and other taxes	1,910	817
Deferred consideration on acquisitions	1,250	1,196
Fair value of derivatives	—	1,542
Other	11,756	10,576
	$45,703	$45,463
Other liabilities
U.S. pension plan	$21,371	$18,573
International retirement plans	5,600	4,893
Supplemental retirement benefits, deferred compensation and other	8,984	7,443
Long term and deferred income taxes	8,205	19,098
Deferred consideration on acquisitions	9,172	7,266
Other long term liabilities	7,981	8,375
	$61,313	$65,648

As of June 30	2016	2015
Accumulated other comprehensive income (loss)
Derivative instruments	$2,655	$(1,542)
Foreign currency translation adjustment	(41,904)	(32,723)
Unrecognized net pension gains (losses)	(30,977)	(19,884)
(Provision) benefit for income taxes on derivative instruments	(1,548)	63
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	4,923
(Provision) benefit for income taxes on pension gains (losses)	1,823	(2,437)
	$(61,785)	$(51,600)

5.
Acquisitions

MVP
In January 2016, we purchased the assets of MVP Laboratories, Inc. (“MVP”). MVP was a developer, manufacturer and marketer of livestock vaccines vaccine, adjuvants and other products. We acquired all of the assets and assumed certain liabilities used in MVP’s business, including working capital, intellectual property, manufacturing equipment, real property and facilities. The purchase price of approximately $46,576 was paid in cash primarily at closing. We incurred $618 in transaction expenses in connection with the acquisition, which are included in selling, general and administrative expenses.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements. The fair values of the acquired assets and liabilities as of the acquisition date were:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Working capital, net	$4,914
Property, plant and equipment	4,774
Definite-lived intangible assets	28,380
Goodwill	8,508
Net assets acquired	$46,576

We may further refine the determination of certain assets during the measurement period. The definite-lived intangible assets relate to developed products and will be amortized over an estimated useful life of 15 years. The business is included in the Animal Health segment and the goodwill is deductible for tax purposes.
MJB
In January 2015, we entered into multiple agreements with MJ Biologics, Inc. (“MJB”). The agreements provided for exclusivity to license, manufacture and distribute certain animal vaccine products, as well as collaboration on the development of animal vaccines with MJB. Unless otherwise terminated due to material breach or bankruptcy, the agreements are anticipated to continue until the expected January 1, 2021 closing date (the “Closing” or the “Closing Date”) of the purchase of intellectual property and certain other assets comprising MJB’s business relating to animal vaccines.
Under the terms of the Purchase Agreement, we made an upfront payment to MJB of  $5,000 and agreed to pay MJB a “Closing Payment” at Closing in an amount to be calculated based on the worldwide net sales of MJB’s vaccines for the twelve months immediately prior to the Closing Date. The Closing Payment will not be less than $10,000, subject to offset in certain limited circumstances. Acquisition-related accrued interest for this contingent liability was $1,476 for the year ended June 30, 2016.
The acquisition was accounted for as a business combination in accordance with ASC 805. Pro forma information giving effect to the acquisition was not provided because the results were not material to the consolidated financial statements. We recorded intangible assets of  $9,156, including $7,577 of technology-related assets and $1,579 of IPR&D. The definite-lived intangible assets relate to developed products and will be amortized over an estimated useful life of 15 years. We recorded a long-term liability of  $4,156, net of the upfront payment. The long-term liability is payable at the Closing Date and over a subsequent earn-out period. The Closing Payment will also include $5,040 (pro-rated on a monthly basis), conditional upon continuing service of a key employee through January 2018; this amount is being recognized as compensation expense over the service period. Acquisition-related accrued compensation was $1,680 for the year ended June 30, 2016. The business is included in the Animal Health segment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Pursuant to the terms of the Credit Agreement, the Credit Facilities are subject to various covenants that, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is declared.
The Revolver requires, among other things, the maintenance of a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio, calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement) occur. The permitted maximum leverage ratio 4.25:1.00. As of June 30, 2016, we were in compliance with the covenants of the Credit Facilities.
As of June 30, 2016, we had $69,000 in borrowings under the Revolver and had outstanding letters of credit of  $14,242, leaving $116,758 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
The weighted-average interest rate on the Revolver was 3.04% for the year ended June 30, 2016, and 2.80% for the year ended June 30, 2015. The weighted-average interest rate on the Term B loan was 4.00% for the years ended June 30, 2016 and 2015.
Foreign Short-Term Debt
Our Israel subsidiaries have aggregate credit facilities available of approximately $7.8 million (the “Israel Credit Facility”). As of June 30, 2016, we had no outstanding borrowings or other commitments outstanding under the Israel Credit Facility. Interest rate elections under the Israel Credit Facility are LIBOR plus 2.25% or Prime Rate plus 0.5%. The Israel Credit Facility matures in February 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt
As of June 30	2016	2015
Term B loan due April 2021	$284,200	$287,100
Capitalized lease obligations	7	18
	284,207	287,118
Unamortized debt discount	(497)	(600)
	283,710	286,518
Less: current maturities	(2,803)	(2,809)
	$280,907	$283,709

Aggregate Maturities of Long-Term Debt
For the Years Ended June 30
2017	$2,907
2018	2,900
2019	2,900
2020	2,900
2021	272,600
Total	$284,207

7.
Common Stock, Warrant, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2016 and 2015 were:
	2016	2015		2016	2015
As of June 30	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock−Class A	300,000,000	300,000,000	$0.0001	18,519,757	17,747,793
Common stock−Class B	30,000,000	30,000,000	$0.0001	20,887,811	21,320,275
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Dividends
We declared and paid quarterly cash dividends totaling $15,708 for the year ended June 30, 2016, to holders of our Class A common stock and Class B common stock.
8.
Stock Option Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted, and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 5,131,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2016.
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
The Company recognized compensation expense for the options over the vesting period in selling, general and administrative expenses. Expense related to stock options for 2016, 2015 and 2014, was $0, $0 and $73, respectively. Stock option activity was:
Options	Shares	Weighted- Average Exercise Price Per Share
Outstanding, June 30, 2015	1,385,540	$11.83
Exercised	(339,500)	$11.83
Outstanding, June 30, 2016	1,046,040	$11.83
Exercisable, June 30, 2016	1,046,040	$11.83

At June 30, 2016, exercisable options had a weighted-average remaining contractual life of 2.7 years and had a $7,144 aggregate intrinsic value, based on the market price as of that date, less the exercise price.
9.
Related Party Transactions

The Mayflower term loan and the BFI term loan were related party transactions for the periods outstanding. For additional details, see “—Debt.”
Certain relatives of Jack C. Bendheim provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $1,910, $1,927 and $1,764 during 2016, 2015 and 2014. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
10.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the pension plan were as of June 30, 2016, 2015 and 2014.
Changes in the projected benefit obligation, plan assets and funded status were:
For the Years Ended June 30	2016	2015
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$62,605	$57,599
Service cost	2,939	2,954
Interest cost	2,893	2,618
Benefits paid	(1,271)	(1,116)
Actuarial (gain) loss	8,498	550
Projected benefit obligation at end of year	$75,664	$62,605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended June 30	2016	2015
Change in plan assets
Fair value of plan assets at beginning of year	$44,032	$39,581
Actual return on plan assets	(1,202)	(1,248)
Employer contributions	12,734	6,815
Benefits paid	(1,271)	(1,116)
Fair value of plan assets at end of year	$54,293	$44,032
Funded status at end of year	$(21,371)	$(18,573)

The funded status is included in other liabilities in the consolidated balance sheets. At June 30, 2016 and 2015, the accumulated benefit obligation was $68,403 and $56,904, respectively.
The Company expects to contribute approximately $5,851 to the pension plan during 2017. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities.
Accumulated other comprehensive (income) loss related to the pension plan was:
For the Years Ended June 30	2016	2015
Accumulated Other Comprehensive (Income) Loss Related to Pension Plan
Balance at beginning of period	$19,884	$16,663
Amortization of net actuarial loss and prior service costs	(1,784)	(1,405)
Current period net actuarial loss	12,877	4,626
Net change	11,093	3,221
Balance at end of period	$30,977	$19,884

Amortization of unrecognized net actuarial loss and prior service costs will be approximately $2,862 during 2017.
Net periodic pension expense was:
For the Years Ended June 30	2016	2015	2014
Service cost−benefits earned during the year	$2,939	$2,954	$2,457
Interest cost on benefit obligation	2,893	2,618	2,333
Expected return on plan assets	(3,177)	(2,828)	(2,334)
Amortization of net actuarial loss and prior service costs	1,784	1,405	904
Net periodic pension expense	$4,439	$4,149	$3,360

Significant actuarial assumptions for the plan were:
For the Years Ended June 30	2016	2015	2014
Discount rate for service and interest	4.6%	4.5%	5.0%
Expected rate of return on plan assets	6.1%	6.7%	7.0%
Rate of compensation increase	3.0%–6.0%	3.0%–6.0%	3.0%–4.5%
Discount rate for year-end benefit obligation	3.9%	4.6%	4.5%
The plan used the Aon Hewitt AA Bond Universe as a benchmark for its discount rate as of June 30, 2016, 2015 and 2014. The discount rate is determined by matching the pension plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefit payments, including benefits attributable to future service, are:
For the Years Ended June 30
2017	$1,934
2018	2,196
2019	2,480
2020	2,780
2021	3,081
2022–2026	19,684
The plan’s target asset allocations for 2017 and the weighted-average asset allocation of plan assets as of June 30, 2016 and 2015 are:
	Target Allocation	Percentage of Plan Assets
For the years ended June 30	2017	2016	2015
Debt securities	10%–35%	19%	19%
Equity securities	25%–55%	43%	35%
Global asset allocation/risk parity(1)	15%–35%	26%	35%
Other	0%–25%	12%	11%

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
The fair values of the Company’s plan assets by asset category were:
	Fair Value Measurements Using
As of June 30, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$713	$—	$—	$713
Common-collective funds
Global large cap equities	—	11,963	6,596	18,559
Fixed income securities	—	7,583	—	7,583
Global asset allocations/risk parity	—	4,878	—	4,878
Mutual funds
Global Equities	4,611	—	—	4,611
Fixed income securities	1,366	—	—	1,366
Global asset allocations/risk parity	2,667	—	—	2,667
Other
Fixed income securities	—	—	1,434	1,434
Global asset allocations/risk parity	—	—	6,554	6,554
Other	—	—	5,929	5,929
	$9,357	$24,424	$20,513	$54,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using
As of June 30, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$129	$—	$—	$129
Common-collective funds
Global large cap equities	—	10,995	—	10,995
Fixed income securities	—	8,565	—	8,565
Global asset allocations/risk parity	—	6,685	—	6,685
Mutual funds
Global equities	4,366	—	—	4,366
Global asset allocations/risk parity	4,303	—	—	4,303
Other
Global asset allocations/risk parity	—	—	4,251	4,251
Other	—	—	4,738	4,738
	$8,798	$26,245	$8,989	$44,032

The table below provides a summary of the changes in the fair value of Level 3 assets:
Change in Fair Value Level 3 assets	2016	2015
Balance at beginning of period	$8,989	$10,031
Redemptions	(3,656)	(2,026)
Purchases	15,695	1,280
Change in fair value	(515)	(296)
Balance at end of period	$20,513	$8,989

The following outlines the valuation methodologies used to estimate the fair value of our pension plan assets:
•
Cash and cash equivalents are valued at $1 per unit;

•
Common-collective funds are determined based on current market values of the underlying assets of the fund;

•
Mutual funds and foreign currency deposits are valued using quoted market prices in active markets; and

•
For Level 3 managed assets, business appraisers use a combination of valuations and appraisal methodologies, as well as a number of assumptions to create a price that brokers evaluate. For Level 3 non-managed assets, pricing is provided by various sources, such as issuer or investment manager.

Our consolidated balance sheets include other liabilities of  $14,898 and $12,438 as of June 30, 2016 and 2015, respectively, for other retirement benefits, including international retirement plans, supplemental retirement benefits and other employee benefit plans. Expense under these plans was $5,239, $3,286, and $3,832 for 2016, 2015 and 2014, respectively.
We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax contributions. We make a matching contribution equal to 100% of the first 1% of an employee’s contribution and make a matching contribution equal to 50% of the next 5% of an employee’s contribution. Employees hired on or after January 1, 2014, receive a non-elective Company contribution of 3% of compensation and are eligible to receive an additional discretionary contribution of up to 4% of compensation, depending on the employee’s age and years of service, provided that such payments comply with mandatory non-discrimination testing. Participants are fully vested in employer contributions after two years of service. Our contribution expense was $2,309, $1,583, and $1,281 in 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Events
In July 2016, we amended the domestic noncontributory defined benefit pension plan to eliminate credit for future service and compensation increases, effective as of September 30, 2016. The amendment will result in an estimated $6,700 pension curtailment gain. The consolidated financial statements for the quarter ended September 30, 2016, will include the gain in other comprehensive income with an offsetting reduction in the liability for pension benefits included in other liabilities. Effective October 1, 2016, the 401(k) retirement savings plan will include, for all domestic employees, a non-elective Company contribution of 3% of compensation and an additional discretionary contribution of up to 4% of compensation, depending on the employee’s age and years of service.
In August 2016, we offered a lump sum payment option to certain pension plan participants who are no longer active employees and who do not currently receive benefits. We expect to recognize a partial settlement of the pension plan that will result in a charge to the consolidated statement of operations for the quarter ending December 31, 2016. Depending on the participants who elect the option, we estimate the expense will be up to $3,000.
11.
Income Taxes

Income (loss) before income taxes was:
For the Years Ended June 30	2016	2015	2014
Domestic	$2,027	$15,937	$(26,226)
Foreign	74,734	62,826	32,534
Income (loss) before income taxes	$76,761	$78,763	$6,308

Components of the provision for income taxes were:
For the Years Ended June 30	2016	2015	2014
Current provision (benefit):
Federal	$(2,889)	$(468)	$(673)
State and local	(474)	(48)	(268)
Foreign	20,168	13,868	9,087
Total current provision	16,805	13,352	8,146
Deferred provision (benefit):
Federal	(2,985)	6,157	(1,632)
State and local	911	1,311	(1,877)
Foreign	(989)	5,933	966
Change in valuation allowance–domestic	(19,588)	(7,468)	3,509
Change in valuation allowance–foreign	(121)	(802)	323
Total deferred provision	(22,772)	5,131	1,289
Provision (benefit) for income taxes	$(5,967)	$18,483	$9,435

During 2016, based on continued domestic profitability, we concluded that it was more likely than not that the value of domestic deferred tax assets would be realized, and it was no longer necessary to maintain a valuation allowance. Accordingly we released our domestic valuation allowance. We continue to maintain valuation allowances against deferred tax assets related to certain foreign jurisdictions. We review the realizability of our deferred tax assets when circumstances indicate a review is required.
During 2016, we elected early application of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Under the standard, the 2016 provision (benefit) for income taxes includes $3,520 of deferred income tax benefit arising from the exercise of employee stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the federal statutory rate to the Company’s effective tax rate were:
For the Years Ended June 30	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	0.2	0.2	(0.9)
Change in federal valuation allowance	(27.8)	(7.8)	43.6
Foreign income tax rates and change in foreign valuation allowance	(5.5)	(2.2)	(67.2)
Foreign withholding tax	0.1	0.3	36.5
Foreign incentive tax rates	(4.5)	(4.1)	(30.1)
Domestic tax on foreign income	2.7	0.9	13.6
Change in liability for uncertain tax positions	(4.9)	1.5	(34.9)
Repatriation of foreign earnings	—	—	138.7
Permanent items	1.5	(0.6)	18.8
Exercise of employee stock options	(4.6)	—	—
Other	—	0.3	(3.5)
Effective tax rate	(7.8)%	23.5%	149.6%

We have not provided for United States or additional foreign taxes on approximately $176,281 of undistributed earnings of foreign subsidiaries, which earnings have been or are intended to be indefinitely reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated. Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
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
The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:
As of June 30	2016	2015
Deferred tax assets:
Employee related accruals	$12,603	$9,778
Inventory	2,573	3,889
Environmental remediation	2,208	2,155
Net operating loss carry forwards–domestic	13,768	13,641
Net operating loss carry forwards–foreign	4,346	4,127
Other	7,566	5,418
	43,064	39,008
Valuation allowance	(4,614)	(26,622)
	38,450	12,386
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(9,725)	(11,088)
Other	(1,956)	(461)
	(11,681)	(11,549)
Net deferred tax asset	$26,769	$837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are included in the consolidated balance sheets as follows:
As of June 30	2016	2015
Prepaid expenses and other current assets	$—	$7,456
Other assets	28,019	222
Other liabilities	(1,250)	(6,841)
	$26,769	$837

During 2016, we elected early application of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires classification of all deferred tax assets and liabilities as non-current in the consolidated balance sheet. We applied the guidance prospectively; periods prior to December 31, 2015 were not adjusted.
The valuation allowances for deferred tax assets were:
As of June 30	2016	2015	2014
Balance at beginning of period	$26,622	$32,892	$27,753
Provision for income taxes	(19,709)	(6,270)	5,139
Net operating loss utilization	(2,299)	—	—
Balance at end of period	$4,614	$26,622	$32,892

The valuation allowance for deferred tax assets as of June 30, 2016, is solely related to foreign jurisdictions.
The Company has approximately $33,302 of domestic federal net operating loss carry forwards that expire in 2028 through 2035 and approximately $42,895 of state net operating loss carry forwards that will expire in 2016 through 2035. In addition, the Company has approximately $13,243 of foreign net operating loss carry forwards, most of which are in jurisdictions that have no expiration.
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. Tax liabilities associated with uncertain tax positions represent unrecognized tax benefits, which arise when the estimated benefit recorded in our financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate. The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
As of June 30	2016	2015	2014
Unrecognized tax benefits–beginning of period	$8,078	$7,420	$12,261
Tax position changes–prior periods	188	(24)	1,276
Tax position changes–current period	472	1,945	1,036
Settlements with tax authorities	—	—	(2,215)
Lapse of statute of limitations	(3,700)	(907)	(5,157)
Translation	(92)	(356)	219
Unrecognized tax benefits–end of period	4,946	8,078	7,420
Interest and penalties–end of period	308	1,326	1,344
Total liabilities related to uncertain tax positions	$5,254	$9,404	$8,764

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized interest and penalties expense (income) of $(980), $66 and $(661) for 2016, 2015 and 2014, respectively.
During 2017, we potentially will reverse $658 of uncertain tax positions as a result of the lapse of the statute of limitations, with a corresponding benefit to the provision for income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2016, one of our international subsidiaries was subject to an income tax examination for the years 2013 and 2014. The examination is ongoing and is expected to be completed during 2017. We are unable to determine the impact, if any, of the results of the examination on the provision for income taxes.
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

•
Brazil, through December 31, 2010;

•
Israel, through June 30, 2011 for certain subsidiaries and through June 30, 2012 for certain subsidiaries.

12.
Commitments and Contingencies

Leases
We lease land and office, warehouse and manufacturing equipment and facilities for minimum annual rentals, plus certain cost escalations. We record rent expense on a straight line basis over the term of the lease. At June 30, 2016, we had the following future minimum lease commitments:
For the Years Ended June 30	Capital leases	Non-cancellable operating leases
2017	$7	$4,665
2018	—	4,200
2019	—	3,632
2020	—	3,425
2021	—	3,002
Thereafter	—	2,793
Total minimum lease payments	$7	$21,717

Rent expense under operating leases was $8,131, $7,240, and $6,958 for 2016, 2015 and 2014, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a nearby property owner has filed a complaint in the Superior Court of the State of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for alleged contamination of groundwater underneath its property, and a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA, RCRA and the common law public nuisance doctrine in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $7,024 and $6,827 at June 30, 2016 and 2015, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
Employment and Severance Agreements
We have entered into employment agreements with certain executive management and other employees that specify severance benefits of up to 15 months of the employee’s compensation.
13.
Derivatives

We monitor our exposure to commodity prices and foreign currency exchange rates and use derivatives to manage certain of these risks. These derivatives generally have an expiration/maturity of two years or less and are intended to hedge cash flows related to the purchase of inventory. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). We record the portion of the changes in the value of the derivative, related to a hedged asset or liability (the effective portion), in accumulated other comprehensive income (loss). As the hedged item is sold, we recognize the gain or loss recorded in accumulated other comprehensive income (loss) to the consolidated statements of operations on the same line where the hedged item is charged when released/sold. We immediately recognize in the consolidated statements of operations in the same line as the hedged item, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion).
We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of the assessment for that derivative, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of June 30, 2016:
Instrument	Hedge	Notional amount at June 30, 2016	Fair value as of June 30,
			2016	2015
Options	Brazilian Real calls	R$ 117,000	$3,027	$493
Options	Brazilian Real puts	R$ 117,000	$(372)	$(2,035)
The unrecognized gains (losses) at June 30, 2016, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. Other comprehensive income (loss) included $4,197 of unrecognized gains for the twelve months ended June 30, 2016. Accumulated other comprehensive income (loss) at June 30, 2016 included $2,655 of net unrecognized gains on derivative instruments; we anticipate that $7 of those gains will be recognized in earnings within the next twelve months. We realized losses of $2,733 related to contracts that matured during 2016, and recorded the amount as a component of inventory. Of this amount recorded as inventory, we recognized $1,205 of losses in earnings, as a component of cost of goods sold, during 2016. We anticipate $1,528 of realized losses will be recognized in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the consolidated statement of operations in 2017. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold. We hedge forecasted transactions for periods not exceeding twenty-four months.
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

Level 3—
Unobservable inputs for which there is little or no market data available, and that are significant to the overall fair value measurement, are employed that require the reporting entity to develop its own assumptions.

In assessing the fair value of financial instruments at June 30, 2016 and 2015, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.
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
Long Term Debt
We record the Term B Loan and the Revolver at book value in our consolidated financial statements. We believe the carrying value of the Term B Loan is approximately equal to the fair value, based on quoted broker prices that are Level 2 inputs. We believe the carrying value of the Revolver is approximately equal to the fair value due to the variable nature of the instrument.
Deferred Consideration on Acquisitions
We estimated the fair value of the deferred consideration on acquisitions using the income approach, based on the Company’s current sales forecast related to the acquired business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives
We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments, such as spot and forward currency translation rates.
As of June 30	2016			2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives	$—	$2,655	$—	$—	$(1,542)	$—
Deferred consideration on acquisitions	—	—	6,745	—	—	5,465
The table below provides a summary of the changes in the fair value of Level 3 assets:
	2016	2015
Balance at beginning of period	$5,465	$1,015
MJB Acquisition	—	4,769
Acquisition-related accrued interest	1,476	216
Payment and other	(196)	(535)
Balance at end of period	$6,745	$5,465

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
We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to these segments. We do not allocate such items to the principal segments because they are not used to evaluate their operating results or financial position. Corporate costs include the departmental operating costs of the Board of Directors, the Chairman, President and Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Senior Vice President and General Counsel, the Senior Vice President of Human Resources, the Chief Information Officer and the Executive Vice President of Corporate Strategy. Costs include the executives and their staffs and include compensation and benefits, outside services, professional fees and office space. Assets include cash and cash equivalents, debt issue costs, all income tax related assets and certain other assets.
We evaluate performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as income before income taxes plus (a) interest expense, net, (b) depreciation and amortization, (c) (income) loss from, and disposal of, discontinued operations, (d) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, and (e) certain items that we consider to be unusual, non-operational or non-recurring.
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended June 30	2016	2015	2014
Net sales
MFAs and other	$339,916	$335,735	$326,568
Nutritional Specialties	94,084	81,702	63,068
Vaccines	52,140	53,363	41,417
Animal Health	486,140	470,800	431,053
Mineral Nutrition	216,685	227,102	201,599
Performance Products	48,701	50,689	59,262
Total segments	$751,526	$748,591	$691,914
Depreciation and amortization
Animal Health	$17,149	$15,430	$15,484
Mineral Nutrition	2,467	2,468	2,368
Performance Products	807	577	412
Total segments	$20,423	$18,475	$18,264
Adjusted EBITDA
Animal Health	$127,442	$120,259	$100,280
Mineral Nutrition	14,971	14,429	11,636
Performance Products	970	2,646	4,626
Total segments	$143,383	$137,334	$116,542
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$76,761	$78,763	$6,308
Interest expense, net	16,592	14,305	32,962
Depreciation and amortization – Total segments	20,423	18,475	18,264
Depreciation and amortization – Corporate	3,029	3,129	3,189
Corporate costs	29,323	27,315	25,945
Acquisition-related cost of goods sold	2,566	—	—
Acquisition-related accrued compensation	1,680	747	—
Acquisition-related transaction costs	618	—	—
Loss on insurance claim	—	—	5,350
Foreign currency (gains) losses, net	(7,609)	(5,400)	1,753
Loss on extinguishment of debt	—	—	22,771
Adjusted EBITDA – Total segments	$143,383	$137,334	$116,542

As of June 30	2016	2015
Identifiable assets
Animal Health	$444,751	$349,345
Mineral Nutrition	57,939	58,722
Performance Products	21,557	21,888
Total segments	524,247	429,955
Corporate	86,126	63,363
Total	$610,373	$493,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Animal Health segment includes all goodwill. The Animal Health segment includes advances to and investment in equity method investee of  $4,076 and $4,364 as of June 30, 2016 and 2015, respectively. The Performance Products segment includes an investment in equity method investee of $504 and $361 as of June 30, 2016 and 2015, respectively.
16.
Geographic Information

The following is information about our geographic operations. Information is attributed to the geographic areas based on the locations of our subsidiaries.
For the Years Ended June 30	2016	2015	2014
Net sales
United States	$473,247	$475,942	$435,414
Israel	89,999	93,459	89,739
Latin America and Canada	105,667	99,578	84,775
Europe and Africa	36,177	36,397	38,563
Asia/Pacific	46,436	43,215	43,423
	$751,526	$748,591	$691,914

As of June 30	2016	2015
Property, plant and equipment, net
United States	$56,735	$43,775
Israel	46,706	36,367
Brazil	22,720	22,767
Other	1,162	1,505
	$127,323	$104,414

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016.
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
Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making its assessment of internal control over financial reporting, we used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Based upon that evaluation, we have identified the following deficiencies as of June 30, 2016 in our internal control over financial reporting:
•
We did not maintain effective internal controls to ensure processing and reporting of valid transactions is complete, accurate, and timely. Specifically, we have not designed and implemented a sufficient level of formal accounting policies and procedures that define how transactions across the business cycles should be initiated, recorded, processed and reported and appropriately authorized and approved.

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
Because of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2016, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.
Due to a transition period established by the rules of the SEC for emerging growth companies, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm.
Material Weakness Remediation Efforts
We have begun implementing changes to our internal control over financial reporting to remediate the material weaknesses described above. Our remediation plan includes (i) designing and implementing additional formal accounting policies and procedures and (ii) restricting access to key financial systems and records to appropriate users to ensure that appropriate segregation of duties is maintained. Recent actions taken to address material weaknesses include the design and implementation of certain formal accounting policies and procedures, as well as restricting certain access to users of key financial systems and records. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Remediation of Prior Period Material Weakness
Management previously identified and disclosed a material weakness in internal control over financial reporting relating to maintaining effective internal controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements. Specifically, we had not maintained a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. We have made certain accounting hires with the appropriate level of accounting knowledge, experience and training. These accounting hires have been integrated into the Company’s accounting and financial operations. As a result of our efforts, we have remediated the previously identified material weakness as of June 30, 2016.
Changes in Internal Control over Financial Reporting
Other than as described in the Remediation of Prior Period Material Weakness section above, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2016.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”
Item 11.   Executive Compensation
The information required by this item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2016.
Item 12.   Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2016.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2016.
Item 14.   Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2016.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
(1)
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the fiscal years ended June 30, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2016, 2015 and 2014
Consolidated Balance Sheets at June 30, 2016 and 2015
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended June 30, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(2)
Schedules: None

(3)
The exhibits filed are listed in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.
Phibro Animal Health Corporation
August 29, 2016	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Phibro Animal Health Corporation
August 29, 2016	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
August 29, 2016	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer
August 29, 2016	By:	/s/ Daniel M. Bendheim Daniel M. Bendheim Director and Executive Vice President, Corporate Strategy
August 29, 2016	By:	/s/ Gerald K. Carlson Gerald K. Carlson Director
August 29, 2016	By:	/s/ E. Thomas Corcoran E. Thomas Corcoran Director
August 29, 2016	By:	/s/ Sam Gejdenson Sam Gejdenson Director
August 29, 2016	By:	/s/ George Gunn George Gunn Director
August 29, 2016	By:	/s/ Mary Lou Malanoski Mary Lou Malanoski Director
August 29, 2016	By:	/s/ Carol A. Wrenn Carol A. Wrenn Director

EXHIBIT INDEX
Exhibit 10.35	Amendment to Amended and Restated Employment Agreement dated May 31, 2016, by and between Phibro Animal Health Corporation and Gerald K. Carlson
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1*	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2*	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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