Form 10-Q
period 2016-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2016-11-09
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 2, 2016, there were 18,519,757 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,887,811 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

P ART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months
For the Periods Ended September 30	2016	2015
	(unaudited) (in thousands, except per share amounts)
Net sales	$187,987	$187,120
Cost of goods sold	126,988	127,913
Gross profit	60,999	59,207
Selling, general and administrative expenses	39,186	37,349
Operating income	21,813	21,858
Interest expense, net	3,907	3,819
Foreign currency (gains) losses, net	334	(5,453)
Income before income taxes	17,572	23,492
Provision for income taxes	5,395	4,739
Net income	$12,177	$18,753
Net income per share
basic	$0.31	$0.48
diluted	$0.31	$0.47
Weighted average common shares outstanding
basic	39,408	39,092
diluted	39,906	40,012
Dividends per share	$0.10	$0.10
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months
For the Periods Ended September 30	2016	2015
	(unaudited) (in thousands)
Net income	$12,177	$18,753
Change in fair value of derivative instruments	34	(4,903)
Foreign currency translation adjustment	(893)	(21,729)
Unrecognized net pension gains (losses)	7,169	384
(Provision) benefit for income taxes	(2,750)	3,686
Other comprehensive income (loss)	3,560	(22,562)
Comprehensive income (loss)	$15,737	$(3,809)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	September 30, 2016	June 30, 2016
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$37,415	$33,605
Accounts receivable, net	119,607	123,790
Inventories, net	162,644	167,691
Other current assets	20,102	17,745
Total current assets	339,768	342,831
Property, plant and equipment, net	127,336	127,323
Intangibles, net	58,572	60,095
Goodwill	21,121	21,121
Other assets	51,287	56,465
Total assets	$598,084	$607,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,903	$2,907
Accounts payable	54,274	60,167
Accrued expenses and other current liabilities	44,159	45,703
Total current liabilities	101,336	108,777
Revolving credit facility	62,000	69,000
Long-term debt	277,698	278,265
Other liabilities	54,774	61,313
Total liabilities	495,808	517,355
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 18,519,757 shares issued and outstanding at September 30, 2016, and June 30, 2016; 30,000,000 Class B shares authorized, 20,887,811 shares issued and outstanding at September 30, 2016, and June 30, 2016	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	118,299	118,299
Retained earnings	42,198	33,962
Accumulated other comprehensive income (loss)	(58,225)	(61,785)
Total stockholders’ equity	102,276	90,480
Total liabilities and stockholders’ equity	$598,084	$607,835

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months
For the Periods Ended September 30	2016	2015
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$12,177	$18,753
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,318	5,429
Amortization of debt issuance costs and debt discount	253	242
Acquisition-related accrued compensation	420	420
Acquisition-related accrued interest	393	345
Deferred income taxes	1,706	38
Foreign currency (gains) losses, net	97	(5,434)
Other	87	53
Changes in operating assets and liabilities:
Accounts receivable, net	3,906	(5,597)
Inventories, net	4,544	(5,469)
Other current assets	(2,430)	(1,570)
Other assets	346	(444)
Accounts payable	(5,004)	(3,010)
Accrued expenses and other liabilities	(1,357)	(6,150)
Net cash provided (used) by operating activities	21,456	(2,394)
INVESTING ACTIVITIES
Capital expenditures	(5,911)	(8,094)
Other, net	25	246
Net cash provided (used) by investing activities	(5,886)	(7,848)
FINANCING ACTIVITIES
Revolving credit facility borrowings	34,000	55,500
Revolving credit facility repayments	(41,000)	(38,000)
Payments of long-term debt, capital leases and other	(729)	(734)
Proceeds from common shares issued	—	693
Dividends paid	(3,941)	(3,910)
Net cash provided (used) by financing activities	(11,670)	13,549
Effect of exchange rate changes on cash	(90)	(706)
Net increase (decrease) in cash and cash equivalents	3,810	2,601
Cash and cash equivalents at beginning of period	33,605	29,216
Cash and cash equivalents at end of period	$37,415	$31,817

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
1.
Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (collectively, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food animals including poultry, swine, cattle, dairy and aquaculture. The Company is also a manufacturer and marketer of performance products for use in the personal care, automotive, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” and similar expressions refer to Phibro and its subsidiaries.
The unaudited consolidated financial information for the three months ended September 30, 2016 and 2015, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Annual Report”), filed with the Securities and Exchange Commission on August 29, 2016 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2016, was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2016, there have been no material changes to any of the significant accounting policies contained therein, except for the application of Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30), during the three months ended September 30, 2016. Prior periods have been adjusted to reflect the retrospective application of this guidance. For further discussion, see “—New Accounting Standards.”
Revisions of Previously Issued Financial Statements
During the fourth quarter of fiscal 2016, the Company determined that amortization expense related to product-related intangible assets should be recorded in cost of goods sold rather than in selling, general and administrative expense within the consolidated statement of operations. The Company has revised its financial statements for the three months ended September 30, 2015, to correct the classification of amortization expense to increase cost of goods sold and reduce gross profit and selling, general and administrative expenses by $953. These revisions had no impact on the Company’s previously reported net income (loss) or cash flows. The Company evaluated the impact of the revisions on prior periods, assessing materiality quantitatively and qualitatively, and concluded the errors were not material to any previously issued financial statements.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares equivalents resulting from the assumed exercise of stock options. For the three months ended September 30, 2016 and 2015, all common share equivalents were included in the calculation of diluted net income per share.
	Three Months
For the Periods Ended September 30	2016	2015
Net income	$12,177	$18,753
Weighted average number of shares – basic	39,408	39,092
Dilutive effect of stock options	498	920
Weighted average number of shares – diluted	39,906	40,012
Net income per share
basic	$0.31	$0.48
diluted	$0.31	$0.47
Dividends
We declared and paid quarterly cash dividends of  $0.10 per share, totaling $3,941, during the three months ended September 30, 2016, to holders of our Class A common stock and Class B common stock.
New Accounting Standards
Financial Accounting Standards Board (“FASB”) ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, provides specific guidance for the classification of certain transactions within the statement of cash flows. The issues addressed by this guidance include, but are not limited to, debt prepayments or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. This ASU is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted, as long as all provisions under the guidance are applied simultaneously. The provisions of this guidance are to be applied using a retrospective transition approach. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
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
ASU 2015-12, Plan Accounting (Topics 960, 962 and 965), modifies certain disclosure requirements and asset valuation measurements. We applied the provisions of this guidance during the three months ended September 30, 2016, and it had no material impact on our consolidated financial statements.
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
ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) provides guidance regarding the treatment of cloud computing arrangements and if an arrangement includes a software license. We adopted this guidance during the three months ended September 30, 2016, and it had no material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), requires debt issuance costs to be presented as a reduction of the related liability. These costs were previously included in other assets. Debt issuance costs associated with line-of-credit arrangements may continue to be recognized in other assets. We adopted this guidance during the three months ended September 30, 2016, and applied the guidance retrospectively. Debt issuance costs of  $2,406 and $2,538 as of September 30, 2016, and June 30, 2016, respectively, have been presented as a reduction in long-term debt on our consolidated balance sheets.
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), requires management to assess an entity’s ability to continue as a going concern within one year after the issuance date of the financial statements, and to provide related footnote disclosures in certain circumstances. Management will need to consider relevant conditions that are known and reasonably knowable at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Under the new standard, the definition of substantial doubt incorporates a likelihood threshold of  ”probable” similar to the current use of that term in GAAP for loss contingencies. ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect adoption of this guidance to have a material effect on our consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. ASU 2015-14, Deferral of the Effective Date, amended ASU 2014-09, resulting in a one-year deferral of the effective date. ASU 2016-08, Principal versus Agent Considerations; ASU 2016-10, Identifying Performance Obligations and Licensing; and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients also amended ASU 2014-09. The amendments are effective concurrent with the effective date for ASU 2014-09 for annual periods beginning after December 15, 2017, and interim periods within those years. We are evaluating the impact of adoption of this guidance on our consolidated financial statements.
3.
Statements of Operations—Additional Information

	Three Months
For the Periods Ended September 30	2016	2015
Interest expense, net
Term B loan	$2,905	$2,935
Revolving credit facility	955	260
Acquisition-related accrued interest	393	345
Amortization of debt issuance costs and debt discount	253	242
Other	81	86
Interest expense	4,587	3,868
Interest (income)	(680)	(49)
	$3,907	$3,819
Depreciation and amortization
Depreciation of property, plant and equipment	$4,731	$4,111
Amortization of intangible assets	1,528	1,259
Amortization of other assets	59	59
	$6,318	$5,429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.
Balance Sheets—Additional Information

As of	September 30, 2016	June 30, 2016
Inventories
Raw materials	$56,789	$51,369
Work-in-process	8,900	8,074
Finished goods	96,955	108,248
	$162,644	$167,691

Goodwill balances did not change during the three months ended September 30, 2016.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,040 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	September 30, 2016	June 30, 2016
Accrued expenses and other current liabilities
Employee related	$19,043	$21,712
Commissions and rebates	4,143	3,722
Insurance related	1,717	1,780
Professional fees	3,546	3,573
Income and other taxes	2,203	1,910
Deferred consideration on acquisitions	1,250	1,250
Other	12,257	11,756
	$44,159	$45,703

As of	September 30, 2016	June 30, 2016
Accumulated other comprehensive income (loss)
Derivative instruments	$2,689	$2,655
Foreign currency translation adjustment	(42,797)	(41,904)
Unrecognized net pension gains (losses)	(23,808)	(30,977)
(Provision) benefit for income taxes on derivative instruments	(1,561)	(1,548)
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(914)	1,823
	$(58,225)	$(61,785)

5.
Debt

Revolving Credit Facility and Term B Loan
We have a revolving credit facility (the “Revolver”), where we can borrow up to $200,000, subject to the terms of the agreement, and a term B loan (the “Term B Loan,” and together with the Revolver, the “Credit Facilities”). The Revolver has applicable margins equal to 2.50% or 2.75%, in the case of LIBOR loans and 1.50% or 1.75%, in the case of base rate loans; the margins are based on the First Lien Net Leverage Ratio. The Term B Loan has applicable margins equal to 3.00% with regards to LIBOR loans and 2.00% regarding base rate loans. The LIBOR rate on the Term B Loan is subject to a floor of 1.00%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Revolver requires, among other things, the maintenance of a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio, calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of September 30, 2016, we were in compliance with the covenants of the Credit Facilities.
As of September 30, 2016, we had $62,000 in borrowings under the Revolver and had outstanding letters of credit of  $14,242 leaving $123,758 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The tenors of these letters of credit are all one year or less.
The weighted-average interest rates for the Revolver and Term B Loan were 3.26% and 4.00%, respectively, for the three months ended September 30, 2016.
Long-Term Debt
As of	September 30, 2016	June 30, 2016
Term B loan due April 2021	$283,475	$284,200
Capitalized lease obligations	3	7
	283,478	284,207
Unamortized debt issuance costs and debt discount	(2,877)	(3,035)
Less: current maturities	(2,903)	(2,907)
	$277,698	$278,265

During the three months ended September 30, 2016, we applied the provisions of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30). Debt issuance costs of  $2,406 and $2,538 as of September 30, 2016, and June 30, 2016, respectively, have been presented as a reduction in long-term debt on our consolidated balance sheets.
6.
Related Party Transactions

Certain relatives of Jack C. Bendheim provided services to us as employees or consultants and received aggregate compensation and benefits of  $603 and $699 during the three months ended September 30, 2016 and 2015, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
7.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined.
In July 2016, we amended our domestic noncontributory defined benefit pension plan to eliminate credit for future service and compensation increases, effective as of September 30, 2016. The amendment resulted in a curtailment of the pension plan. During the three months ended September 30, 2016, we recorded a pension curtailment gain of  $6,822 in other comprehensive income and an offsetting reduction in the liability for pension benefits included in other liabilities. We also modified the 401(k) retirement savings plan, effective October 1, 2016, to include, for all domestic employees, a non-elective Company contribution of 3% of compensation and an additional discretionary contribution of up to 4% of compensation, depending on the employee’s age and years of service.
Separately, we recently offered a lump sum settlement option to certain pension plan participants. During the three months ending December 31, 2016, we will recognize a partial settlement of the pension plan and a charge to the consolidated statement of operations. The settlement expense is expected to be approximately $1,700.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension expense was:
	Three Months
For the Periods Ended September 30	2016	2015
Service cost – benefits earned during the period	$561	$719
Interest cost on benefit obligation	543	689
Expected return on plan assets	(863)	(742)
Amortization of net actuarial loss and prior service costs	347	384
Net periodic pension expense	$588	$1,050

8.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be $6,990 and $7,024 at September 30, 2016, and June 30, 2016, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
9.
Derivatives

We monitor our exposure to foreign currency exchange rates and use derivatives to manage certain of these risks. These derivatives generally have an expiration/maturity of two years or less and are intended to hedge cash flows related to the purchase of inventory. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). We record the portion of the changes in the value of the derivative, related to a hedged asset or liability (the effective portion), in accumulated other comprehensive income (loss). As the hedged item is sold, we recognize the gain or loss recorded in accumulated other comprehensive income (loss) to the consolidated statements of operations on the same line where the hedged item is charged when released/sold. We immediately recognize in the consolidated statements of operations in the same line as the hedged item, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We routinely assess whether the derivatives used to hedge transactions are effective. If we determine that a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of the assessment for that derivative, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of September 30, 2016:
Instrument	Hedge	Notional Amount at September 30, 2016	Fair value as of
			September 30, 2016	June 30, 2016
Options	Brazilian Real calls	R$97,500	$2,815	$3,027
Options	Brazilian Real puts	R$97,500	$(126)	$(372)
The fair values at September 30, 2016, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. Other comprehensive income (loss) for the three months ended September 30, 2016, included $34 of net unrecognized gains. Accumulated other comprehensive income (loss) at September 30, 2016, included $2,689 of net unrecognized gains on derivative instruments; we estimate that $167 of those gains will be recognized in earnings within the next twelve months. At June 30, 2016, realized losses of  $1,528, related to matured contracts were recorded as a component of inventory. We recognized $1,135 of these losses in cost of goods sold during the three months ended September 30, 2016, and anticipate we will recognize the remaining $393 of these losses in costs of goods sold during the three months ending December 31, 2016. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold. We hedge forecasted transactions for periods not exceeding twenty-four months.
10.
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
Level 1—Quoted prices in active markets for identical assets or liabilities.
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

In assessing the fair value of financial instruments at September 30, 2016, and June 30, 2016, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of	September 30, 2016			June 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives asset	$—	$2,689	$—	$—	$2,655	$—
Deferred consideration on acquisitions	$—	$—	$(7,068)	$—	$—	$(6,745)
The table below provides a summary of the changes in the fair value of Level 3 liabilities:
Balance, June 30, 2016	$(6,745)
Acquisition-related accrued interest	(393)
Payment	70
Balance, September 30, 2016	$(7,068)

11.
Business Segments

The Animal Health segment manufactures and markets a broad range of products for food animals, including poultry, swine, cattle, dairy and aquaculture. The business includes net sales of medicated feed additives and other related products, nutritional specialty products and vaccines. The Mineral Nutrition segment manufactures and markets a broad range of trace mineral products for food animals. The Performance Products segment manufactures and markets a variety of products for use in the personal care, automotive, industrial chemical and chemical catalyst industries.
We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to these segments and such costs are referred to as Corporate. We do not allocate such items to the principal segments because they are not used to evaluate their operating results or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months
For the Periods Ended September 30	2016	2015
Net sales
MFAs and other	$83,419	$85,521
Nutritional Specialties	26,304	22,370
Vaccines	14,778	12,243
Animal Health	124,501	120,134
Mineral Nutrition	51,592	54,469
Performance Products	11,894	12,517
Total segments	$187,987	$187,120
Depreciation and amortization
Animal Health	$4,898	$3,876
Mineral Nutrition	542	608
Performance Products	218	194
Total segments	$5,658	$4,678
Adjusted EBITDA
Animal Health	$32,619	$31,476
Mineral Nutrition	3,988	3,160
Performance Products	742	86
Total segments	$37,349	$34,722
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$17,572	$23,492
Interest expense, net	3,907	3,819
Depreciation and amortization – Total segments	5,658	4,678
Depreciation and amortization – Corporate	660	751
Corporate costs	7,524	7,015
Acquisition-related accrued compensation	420	420
Acquisition-related transaction costs	1,274	—
Foreign currency (gains) losses, net	334	(5,453)
Adjusted EBITDA – Total segments	$37,349	$34,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	September 30, 2016	June 30, 2016
Identifiable assets
Animal Health	$435,512	$444,751
Mineral Nutrition	59,687	57,939
Performance Products	20,988	21,557
Total segments	516,187	524,247
Corporate	81,897	83,588
Total	$598,084	$607,835

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $4,040 and $4,076 as of September 30, 2016, and June 30, 2016, respectively. The Performance Products segment includes an investment in an equity method investee of  $428 and $504 as of September 30, 2016, and June 30, 2016, respectively. Corporate assets include cash and cash equivalents, debt issuance costs related to the Revolver, income tax related assets and certain other assets.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our performance and summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our future results could differ materially from our historical performance or our future expectations as a result of various factors, such as those discussed in “Forward-Looking Statements” and “Risk Factors.”
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
Trends and uncertainties
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our medicated feed additives products. In particular, there is increased focus, primarily in the United States, on the use of medically important antibacterials, as defined by the FDA. Medically important antibacterials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) #152. Our products that contain virginiamycin, oxytetracycline or neomycin have previously been classified by the FDA as medically important antibacterials. This may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights, and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations.
Our sales in the United States of products classified by the FDA as medically important antibacterials were approximately $33 million for the twelve months ended September 30, 2016.
Our business is subject to product registration and authorization regulations. Changes in these regulations could have a material impact on our business. In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Our studies were completed in July 2016, and we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. As of September 30, 2016, we await the response of the FDA as the timing of their response to our submission is not subject to a predetermined deadline. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
Our sales of Mecadox in the United States were approximately $14 million for the twelve months ended September 30, 2016, a decrease of  $1 million compared with the twelve months ended June 30, 2016, as a result of normal variation in customer order patterns.
Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months
For the Periods Ended September 30	2016	2015	Change
	(in thousands, except per share amounts and percentages)
Net sales	$187,987	$187,120	$867	0%
Gross profit	60,999	59,207	1,792	3%
Selling, general and administrative expenses	39,186	37,349	1,837	5%
Operating income	21,813	21,858	(45)	(0)%
Interest expense, net	3,907	3,819	88	2%
Foreign currency (gains) losses, net	334	(5,453)	5,787	*
Income before income taxes	17,572	23,492	(5,920)	(25)%
Provision for income taxes	5,395	4,739	656	14%
Net income	$12,177	$18,753	$(6,576)	(35)%
Net income per share
basic	$0.31	$0.48	$(0.17)
diluted	$0.31	$0.47	$(0.16)
Weighted average number of shares outstanding
basic	39,408	39,092
diluted	39,906	40,012
Ratio to net sales
Gross profit	32.4%	31.6%
Selling, general and administrative expenses	20.8%	20.0%
Operating income	11.6%	11.7%
Income before income taxes	9.3%	12.6%
Net income	6.5%	10.0%
Effective tax rate	30.7%	20.2%

Certain amounts and percentages may reflect rounding adjustments.
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
Segment net sales and Adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2016	2015	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$83,419	$85,521	$(2,102)	(2)%
Nutritional specialties	26,304	22,370	3,934	18%
Vaccines	14,778	12,243	2,535	21%
Animal Health	124,501	120,134	4,367	4%
Mineral Nutrition	51,592	54,469	(2,877)	(5)%
Performance Products	11,894	12,517	(623)	(5)%
Total	$187,987	$187,120	$867	0%
Adjusted EBITDA
Animal Health	$32,619	$31,476	$1,143	4%
Mineral Nutrition	3,988	3,160	828	26%
Performance Products	742	86	656	763%
Corporate	(7,524)	(7,015)	(509)	*
Total	$29,825	$27,707	$2,118	8%
Adjusted EBITDA ratio to segment net sales
Animal Health	26.2%	26.2%
Mineral Nutrition	7.7%	5.8%
Performance Products	6.2%	0.7%
Corporate(1)	(4.0)%	(3.7)%
Total(1)	15.9%	14.8%

(1)
Reflects ratio to total net sales

*
Calculation not meaningful

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2016	2015	Change
	(in thousands, except percentages)
Net income	$12,177	$18,753	$(6,576)	(35)%
Interest expense, net	3,907	3,819	88	2%
Provision for income taxes	5,395	4,739	656	14%
Depreciation and amortization	6,318	5,429	889	16%
EBITDA	27,797	32,740	(4,943)	(15)%
Acquisition-related accrued compensation	420	420	—	0%
Acquisition-related transaction costs	1,274	—	1,274	*
Foreign currency (gains) losses, net	334	(5,453)	5,787	*
Adjusted EBITDA	$29,825	$27,707	$2,118	8%

Amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of three months ended September 30, 2016 and 2015
Net sales
Net sales of  $188.0 million for the three months ended September 30, 2016, increased $0.9 million, or less than 1%, as compared to the three months ended September 30, 2015. Animal Health grew $4.4 million, while Mineral Nutrition and Performance Products declined $2.9 million and $0.6 million, respectively.
Animal Health
Net sales of $124.5 million for the three months ended September 30, 2016, grew $4.4 million, or 4%. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups within the segment. Nutritional specialty products grew $3.9 million, or 18%, primarily due to U.S. volume growth of our products for the dairy and poultry industries. Vaccines grew $2.5 million, or 21%, principally from volume growth, including products acquired from MVP Laboratories, Inc. in January 2016. Medicated feed additives (“MFAs”) and other declined $2.1 million, or 2%, primarily due to domestic volume declines resulting from adverse views regarding medically important antibacterials, partially offset by domestic growth in other products. International net sales declined slightly due to economic conditions in Brazil, partially offset by growth in other regions.
Mineral Nutrition
Net sales of $51.6 million decreased $2.9 million, or 5%, for the three months ended September 30, 2016. Stable volumes from demand for trace mineral products were offset by lower average selling prices due to underlying raw material commodity price declines.
Performance Products
Net sales of $11.9 million decreased $0.6 million, or 5%, for the three months ended September 30, 2016, due to lower average selling prices of personal care ingredients and lower volumes of copper-based products and chemical catalyst products. Higher average selling prices of copper-based products partially offset the declines.
Gross profit
Gross profit of $61.0 million for the three months ended September 30, 2016, increased $1.8 million, or 3%, as compared to the three months ended September 30, 2015. Gross profit increased to 32.4% of net sales for the three months ended September 30, 2016, as compared to 31.6% for the three months ended September 30, 2015. Animal Health gross profit increased $0.5 million due to volume growth in nutritional specialty and vaccine products, as well as lower unit costs from improved operating efficiencies. Current year Animal Health gross profit was reduced by $0.3 million of increased acquisition-related intangible amortization and $0.7 million of increased depreciation expense due to recent capital expenditures. Mineral Nutrition gross profit increased $0.7 million due to lower material costs, partially offset by lower average selling prices. Performance Products gross profit increased $0.5 million due to higher volumes of personal care ingredients and higher average selling prices of copper-based products, partially offset by lower average selling prices of personal care ingredients.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses of $39.2 million for the three months ended September 30, 2016, increased $1.8 million, or 5%, as compared to the three months ended September 30, 2015.

During the three months ended September 30, 2016, we incurred $1.3 million in acquisition-related transaction costs for professional fees and other items in the evaluation and negotiation of an unsuccessful acquisition. Excluding these costs, SG&A used in calculating Adjusted EBITDA increased $0.6 million, or 2%.
Animal Health accounted for $0.4 million of the increase, driven by increased sales force and development costs. Mineral Nutrition SG&A decreased $0.2 million due to one-time costs in the prior year. Corporate expenses accounted for $0.4 million of the increase due to increased compensation and benefit costs.
Interest expense, net
Interest expense, net of $3.9 million for the three months ended September 30, 2016, increased $0.1 million, or 2%, compared to the three months ended September 30, 2015. Interest expense increased $0.7 million due to increased borrowings under our Revolver, compared to the same three-month period last year, and increased acquisition-related accrued interest. Interest income increased $0.6 million from interest on deposits in foreign jurisdictions.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended September 30, 2016, amounted to net losses of  $0.3 million, as compared to $5.5 million in net gains for the three months ended September 30, 2015. Foreign currency losses in the three months ended September 30, 2016, were primarily due to the movement of Brazil and Israel currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision for income taxes
The provision for income taxes was $5.4 million and $4.7 million for the three months ending September 30, 2016, and September 30, 2015, respectively. The effective income tax rates for these periods were 30.7% and 20.2%, respectively. The increase of 10.5% during the three months ended September 30, 2016, was primarily due to the benefit of a valuation allowance during the three months ended September 30, 2015, which offset the majority of our domestic income tax provision. In addition, we recognized an income tax benefit related to certain discrete items during the three months ended September 30, 2015. Excluding the benefits of the prior year valuation allowance and discrete items, the effective income tax rate for the three months ended September 30, 2015, was approximately 33%.
Our effective tax rate may be impacted due to the effects of various discrete items, the fluctuation in tax rates in foreign jurisdictions, as well as the amount of income earned in our foreign subsidiaries, some of which may have significant net operating loss carryforwards. As of September 30, 2016, we maintained a full valuation allowance against the deferred tax assets related to our foreign net operating loss carryforwards. We review the realizability of our deferred tax assets and evaluate our valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. We will continue to evaluate the necessity of these foreign valuation allowances in future periods, and to the extent that a positive earnings trend continues, a significant portion of these allowances may be released in future periods.
Net income
Net income of  $12.2 million for the three months ended September 30, 2016, decreased $6.6 million, compared to net income of $18.8 million for the three months ended September 30, 2015. The decrease was a result of the factors described above, including a $5.8 million decline in foreign currency (gains) losses, net and a $0.7 million increase in income tax expense.
Adjusted EBITDA
Adjusted EBITDA of $29.8 million for the three months ended September 30, 2016, increased $2.1 million, or 8%, as compared to the three months ended September 30, 2015. Animal Health Adjusted EBITDA increased $1.1 million, or 4%, due to sales growth and increased gross profit, partially offset by increased SG&A expenses. Mineral Nutrition increased $0.8 million, or 26%, due to improved operating margins from lower material costs, partially offset by lower average selling prices. Performance Products increased $0.7 million, due to higher volumes and lower product costs, partially offset by lower average selling prices. Corporate expenses increased $0.5 million due to increased compensation and benefit costs.
Pension Plan and Retirement Savings Plan Changes
In July 2016, we amended our domestic noncontributory defined benefit pension plan to eliminate credit for future service and compensation increases, effective as of September 30, 2016. The amendment resulted in a curtailment of the pension plan. During the three months ended September 30, 2016, we recorded a pension curtailment gain of  $6.8 million in other comprehensive income and an offsetting reduction in the liability for pension benefits included in other liabilities. We also modified the 401(k) retirement savings plan, effective October 1, 2016, to include, for all domestic employees, a non-elective Company contribution of 3% of compensation and an additional discretionary contribution of up to 4% of compensation, depending on the employee’s age and years of service.
Separately, we recently offered a lump sum settlement option to certain pension plan participants. During the three months ending December 31, 2016, we will recognize a partial settlement of the pension plan and a charge to the consolidated statement of operations. The settlement expense is expected to be approximately $1.7 million.
Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Three Months
For the Periods Ended September 30	2016	2015	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$21,456	$(2,394)	$23,850
Investing activities	(5,886)	(7,848)	1,962
Financing activities	(11,670)	13,549	(25,219)
Effect of exchange-rate changes on cash and cash equivalents	(90)	(706)	616
Net increase/(decrease) in cash and cash equivalents	$3,810	$2,601	$1,209

Net cash provided (used) by operating activities was comprised of:
	Three Months
For the Periods Ended September 30	2016	2015	Change
	(in thousands)
EBITDA	$27,797	$32,740	$(4,943)
Acquisition-related accrued compensation	420	420	—
Acquisition-related transaction costs	1,274	—	1,274
Foreign currency (gains) losses, net	334	(5,453)	5,787
Interest paid	(3,770)	(3,269)	(501)
Income taxes paid	(3,717)	(2,315)	(1,402)
Changes in operating assets and liabilities and other items	(882)	(24,517)	23,635
Net cash provided (used) by operating activities	$21,456	$(2,394)	$23,850

Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $21.5 million for the three months ended September 30, 2016, primarily attributable to operating income of  $21.8 million, partially offset by changes in operating assets and liabilities of  $0.9 million. Accounts receivable provided $3.9 million due to timing of sales and collections. Decreased inventories provided $4.5 million of cash due to timing of purchases and production. Accounts payable and accrued expenses used $6.4 million of cash primarily due to timing of purchases, payments for annual incentive compensation and retirement plan funding.
Investing activities
Net cash used in investing activities was $5.9 million for the three months ended September 30, 2016. Capital expenditures were $5.9 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements.
Financing activities
Net cash used by financing activities was $11.7 million for the three months ended September 30, 2016. Net repayments on our Revolver used $7.0 million. We paid $3.9 million in dividends to holders of our Class A and Class B common stock. We paid $0.7 million in scheduled debt and other requirements.
Liquidity and capital resources
We believe our cash on hand and our financing arrangements, including the availability of borrowings under the Revolver, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Revolver based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that the challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing. In addition, our debt covenants may restrict our ability to invest.
Certain relevant measures of our liquidity and capital resources were:
As of	September 30, 2016	June 30, 2016	Change
	(in thousands, except ratios)
Cash and cash equivalents	$37,415	$33,605	$3,810
Working capital	203,920	203,356	564
Ratio of current assets to current liabilities	3.07:1	2.92:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At September 30, 2016, our cash and cash equivalents included $37.0 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
At September 30, 2016, we had $62.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $14.2 million, leaving $123.8 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends of  $0.10 per share, representing $15.8 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of  $0.10 per share on Class A common stock and Class B common stock during the three months ended September 30, 2016. On November 7, 2016, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of November 30, 2016, payable on December 21, 2016.

Contractual obligations
As of September 30, 2016, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.
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
General description of non-GAAP financial measures
Adjusted EBITDA
Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to portray the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We have defined Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, and (c) certain items that we consider to be unusual, non-operational or non-recurring. The most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income (loss). The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income (loss).
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. Except as described below, as of September 30, 2016, there have been no material changes to any of the critical accounting policies contained therein.
During the three months ended September 30, 2016, we applied Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30). All prior periods have been adjusted to reflect the retrospective application of this guidance, which requires that certain debt issuance costs be classified as a reduction of the related liability. Debt issuance costs were previously classified as an asset.
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

•
competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than we have;

•
the impact of current and future laws and regulatory changes;

•
outbreaks of animal diseases could significantly reduce demand for our products;

•
our ability to successfully implement several of our strategic initiatives;

•
the effect of weather conditions and the availability of natural resources;

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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control Over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2016.
Management’s Remediation Plan
Management has begun implementing changes to our internal control over financial reporting to remediate the material weaknesses that existed as of June 30, 2016. Our remediation plan includes (i) designing and implementing additional formal accounting policies and procedures and (ii) restricting access to key financial systems and records to appropriate users to ensure that appropriate segregation of duties is maintained. Recent actions taken to address material weaknesses include the design and implementation of certain formal accounting policies and procedures, as well as restricting certain access to users of key financial systems and records. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Phibro Animal Health Corporation
November 9, 2016	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
November 9, 2016	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer