Form 10-Q
period 2016-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2017-02-06
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of January 30, 2017, there were 18,529,489 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,887,811 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Six Months
For the Periods Ended December 31	2016	2015	2016	2015
	(unaudited) (in thousands, except per share amounts)
Net sales	$191,598	$191,773	$379,585	$378,893
Cost of goods sold	128,100	130,311	255,088	258,224
Gross profit	63,498	61,462	124,497	120,669
Selling, general and administrative expenses	40,870	38,841	80,056	76,190
Operating income	22,628	22,621	44,441	44,479
Interest expense, net	3,872	3,967	7,779	7,786
Foreign currency (gains) losses, net	(548)	2,557	(214)	(2,896)
Income before income taxes	19,304	16,097	36,876	39,589
Provision (benefit) for income taxes	5,887	(14,081)	11,282	(9,342)
Net income	$13,417	$30,178	$25,594	$48,931
Net income per share
basic	$0.34	$0.77	$0.65	$1.25
diluted	$0.34	$0.75	$0.64	$1.22
Weighted average common shares outstanding
basic	39,411	39,163	39,409	39,128
diluted	40,002	39,978	39,954	39,995
Dividends per share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months		Six Months
For the Periods Ended December 31	2016	2015	2016	2015
	(unaudited) (in thousands)
Net income	$13,417	$30,178	$25,594	$48,931
Change in fair value of derivative instruments	270	1,909	304	(2,994)
Foreign currency translation adjustment	(2,296)	2,014	(3,189)	(19,715)
Unrecognized net pension gains (losses)	4,671	508	11,840	892
(Provision) benefit for income taxes	(1,894)	(1,371)	(4,644)	2,315
Other comprehensive income (loss)	751	3,060	4,311	(19,502)
Comprehensive income (loss)	$14,168	$33,238	$29,905	$29,429

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	December 31, 2016	June 30, 2016
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$39,220	$33,605
Accounts receivable, net	124,131	123,790
Inventories, net	158,819	167,691
Other current assets	16,839	17,745
Total current assets	339,009	342,831
Property, plant and equipment, net	127,180	127,323
Intangibles, net	57,134	60,095
Goodwill	21,121	21,121
Other assets	47,841	56,465
Total assets	$592,285	$607,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,901	$2,907
Accounts payable	54,826	60,167
Accrued expenses and other current liabilities	45,602	45,703
Total current liabilities	103,329	108,777
Revolving credit facility	48,500	69,000
Long-term debt	277,132	278,265
Other liabilities	50,711	61,313
Total liabilities	479,672	517,355
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 18,529,095 and 18,519,757 shares issued and outstanding at December 31, 2016, and June 30, 2016, respectively; 30,000,000 Class B shares authorized, 20,887,811 shares issued and outstanding at December 31, 2016, and June 30, 2016	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	118,409	118,299
Retained earnings	51,674	33,962
Accumulated other comprehensive income (loss)	(57,474)	(61,785)
Total stockholders’ equity	112,613	90,480
Total liabilities and stockholders’ equity	$592,285	$607,835

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months
For the Periods Ended December 31	2016	2015
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$25,594	$48,931
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	12,762	10,822
Amortization of debt issuance costs and debt discount	508	484
Acquisition-related accrued compensation	840	840
Acquisition-related accrued interest	855	689
Pension settlement cost	1,702	—
Deferred income taxes	3,736	(21,615)
Foreign currency (gains) losses, net	293	(2,790)
Other	310	149
Changes in operating assets and liabilities:
Accounts receivable, net	(1,583)	(6,885)
Inventories, net	7,017	(12,794)
Other current assets	919	(309)
Other assets	(512)	(3,343)
Accounts payable	(4,667)	(4,842)
Accrued expenses and other liabilities	(41)	(3,733)
Net cash provided (used) by operating activities	47,733	5,604
INVESTING ACTIVITIES
Capital expenditures	(10,564)	(17,653)
Other, net	(201)	263
Net cash provided (used) by investing activities	(10,765)	(17,390)
FINANCING ACTIVITIES
Revolving credit facility borrowings	73,000	100,500
Revolving credit facility repayments	(93,500)	(83,500)
Payments of long-term debt, capital leases and other	(2,776)	(2,466)
Proceeds from common shares issued	110	2,078
Dividends paid	(7,882)	(7,827)
Net cash provided (used) by financing activities	(31,048)	8,785
Effect of exchange rate changes on cash	(305)	(843)
Net increase (decrease) in cash and cash equivalents	5,615	(3,844)
Cash and cash equivalents at beginning of period	33,605	29,216
Cash and cash equivalents at end of period	$39,220	$25,372

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
The unaudited consolidated financial information for the three and six months ended December 31, 2016 and 2015, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Annual Report”), filed with the Securities and Exchange Commission on August 29, 2016 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2016, was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2016, there have been no material changes to any of the significant accounting policies contained therein, except for the application of Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30), as of July 1, 2016. Prior periods have been adjusted to reflect the retrospective application of this guidance. For further discussion, see “—New Accounting Standards.”
Revisions of Previously Issued Financial Statements
During the three months ended June 30, 2016, the Company determined that amortization expense related to product-related intangible assets should be recorded in cost of goods sold rather than in selling, general and administrative expense within the consolidated statement of operations. The Company has revised its prior period financial statements, to correct the classification of amortization expense to increase cost of goods sold and reduce gross profit and selling, general and administrative expenses by $954 and $1,907 for the three and six months ended December 31, 2015, respectively. These revisions had no impact on the Company’s previously reported net income (loss) or cash flows. The Company evaluated the impact of the revisions on prior periods, assessing materiality quantitatively and qualitatively, and concluded the errors were not material to any previously issued financial statements.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares equivalents resulting from the assumed exercise of stock options. For the three and six months ended December 31, 2016 and 2015, all common share equivalents were included in the calculation of diluted net income per share.
	Three Months		Six Months
For the Periods Ended December 31	2016	2015	2016	2015
Net income	$13,417	$30,178	$25,594	$48,931
Weighted average number of shares – basic	39,411	39,163	39,409	39,128
Dilutive effect of stock options	591	815	545	867
Weighted average number of shares – diluted	40,002	39,978	39,954	39,995
Net income per share
basic	$0.34	$0.77	$0.65	$1.25
diluted	$0.34	$0.75	$0.64	$1.22
Dividends
We declared and paid quarterly cash dividends of  $0.10 per share, totaling $3,941 and $7,882, during the three and six months ended December 31, 2016, respectively, to holders of our Class A common stock and Class B common stock.
New Accounting Standards
Financial Accounting Standards Board (“FASB”) ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, supersedes the current guidance by establishing a one-step goodwill impairment test. This new guidance requires an entity to compare the fair value of a reporting unit to its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application is permitted for goodwill impairment tests performed after January 1, 2017. We will apply this guidance when performing our next goodwill impairment test. We do not expect adoption of this guidance to have a material effect on our consolidated financial statements.
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
ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), requires debt issuance costs to be presented as a reduction of the related liability. These costs were previously included in other assets. Debt issuance costs associated with line-of-credit arrangements may continue to be recognized in other assets. We adopted this guidance during the three months ended September 30, 2016, and applied the guidance retrospectively. Debt issuance costs of  $2,538 as of June 30, 2016, have been presented as a reduction in long-term debt on our consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.
Statements of Operations—Additional Information

	Three Months		Six Months
For the Periods Ended December 31	2016	2015	2016	2015
Interest expense, net
Term B loan	$2,866	$2,927	$5,771	$5,862
Revolving credit facility	731	342	1,686	602
Amortization of debt issuance costs and debt discount	255	242	508	484
Acquisition-related accrued interest	462	344	855	689
Other	47	169	128	255
Interest expense	4,361	4,024	8,948	7,892
Interest (income)	(489)	(57)	(1,169)	(106)
	$3,872	$3,967	$7,779	$7,786
Depreciation and amortization
Depreciation of property, plant and equipment	$4,952	$4,075	$9,683	$8,186
Amortization of intangible assets	1,434	1,260	2,962	2,519
Amortization of other assets	58	58	117	117
	$6,444	$5,393	$12,762	$10,822

The provision (benefit) for income taxes for the three and six months ended December 31, 2015, included a benefit of  $18,787 due to the reversal of the valuation allowance we previously had recorded against domestic deferred tax assets. Based on continued domestic profitability, we concluded that it was more likely than not that the value of domestic deferred tax assets would be realized, and it was no longer necessary to maintain a valuation allowance.
4.
Balance Sheets—Additional Information

As of	December 31, 2016	June 30, 2016
Inventories
Raw materials	$56,299	$51,369
Work-in-process	9,455	8,074
Finished goods	93,065	108,248
	$158,819	$167,691

Goodwill balances did not change during the six months ended December 31, 2016.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,094 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	December 31, 2016	June 30, 2016
Accrued expenses and other current liabilities
Employee related	$21,011	$21,712
Commissions and rebates	4,572	3,722
Insurance related	1,617	1,780
Professional fees	3,930	3,573
Income and other taxes	3,007	1,910
Deferred consideration on acquisitions	—	1,250
Other	11,465	11,756
	$45,602	$45,703

As of	December 31, 2016	June 30, 2016
Accumulated other comprehensive income (loss)
Derivative instruments	$2,959	$2,655
Foreign currency translation adjustment	(45,093)	(41,904)
Unrecognized net pension gains (losses)	(19,137)	(30,977)
(Provision) benefit for income taxes on derivative instruments	(1,664)	(1,548)
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(2,705)	1,823
	$(57,474)	$(61,785)

5.
Debt

Revolving Credit Facility and Term B Loan
We have a revolving credit facility (the “Revolver”), where we can borrow up to $200,000, subject to the terms of the agreement, and a term B loan (the “Term B Loan,” and together with the Revolver, the “Credit Facilities”). The Revolver, as amended, has applicable margins equal to 2.50%, 2.75% or 3.00%, in the case of LIBOR loans and 1.50%, 1.75% or 2.00%, in the case of base rate loans; the applicable margins are based on the First Lien Net Leverage Ratio. The Term B Loan has applicable margins equal to 3.00% with regards to LIBOR loans and 2.00% regarding base rate loans. The LIBOR rate on the Term B Loan is subject to a floor of 1.00%.
The Revolver requires, among other things, the maintenance of a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio, calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of December 31, 2016, we were in compliance with the covenants of the Credit Facilities.
As of December 31, 2016, we had $48,500 in borrowings under the Revolver and had outstanding letters of credit of  $14,518 leaving $136,982 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations and other contractual obligations. The tenors of these letters of credit are all one year or less.
The weighted-average interest rates for the Revolver and Term B Loan were 3.30% and 4.00%, respectively, for the six months ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt
As of	December 31, 2016	June 30, 2016
Term B Loan due April 2021	$282,750	$284,200
Capitalized lease obligations	1	7
	282,751	284,207
Unamortized debt issuance costs and debt discount	(2,718)	(3,035)
Less: current maturities	(2,901)	(2,907)
	$277,132	$278,265

6.
Related Party Transactions

Certain relatives of Jack C. Bendheim provided services to us as employees or consultants and received aggregate compensation and benefits of  $445 and $1,047 during the three and six months ended December 31, 2016, respectively, and $428 and $1,127 during the three and six months ended December 31, 2015, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
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
Separately, we offered a lump sum settlement option to certain pension plan participants. During the three months ended December 31, 2016, we recognized a partial settlement of the pension plan with respect to the lump sum settlement, which resulted in a charge to the consolidated statement of operations of  $1,702, which we recorded as a component of selling, general and administrative expenses.
Net periodic pension expense was:
	Three Months		Six Months
For the Periods Ended December 31	2016	2015	2016	2015
Service cost – benefits earned during the period	$284	$751	$845	$1,470
Interest cost on benefit obligation	505	757	1,048	1,446
Expected return on plan assets	(843)	(846)	(1,706)	(1,588)
Amortization of net actuarial (gain) loss and prior service costs	105	508	452	892
Settlement cost	1,702	—	1,702	—
Net periodic pension expense	$1,753	$1,170	$2,341	$2,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be $7,211 and $7,024 at December 31, 2016, and June 30, 2016, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
Claims and Litigation
PAHC and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liability, payment disputes and governmental regulation. Certain of these actions seek damages in various amounts. In many cases, such claims are covered by insurance. We believe that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, cash flows or liquidity.
9.
Derivatives

We monitor our exposure to foreign currency exchange rates and use derivatives (currency option contracts) to manage certain of these risks. These derivatives generally have an expiration/maturity of two years or less and are intended to hedge cash flows related to the purchase of inventory. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). We record the portion of the changes in the value of the derivative, related to a hedged asset or liability (the effective portion), in accumulated other comprehensive income (loss). As the hedged item is sold, we recognize the gain or loss recorded in accumulated other comprehensive income (loss) to the consolidated statements of operations on the same line where the hedged item is charged when released/sold. We immediately recognize in the consolidated statements of operations in the same line as the hedged item, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion).
We routinely assess whether the derivatives used to hedge transactions are effective. If we determine that a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of the assessment for that derivative, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of December 31, 2016:
Instrument	Hedge	Notional Amount at December 31, 2016	Fair value as of
			December 31, 2016	June 30, 2016
Options	Brazilian Real calls	R$78,000	$2,982	$3,027
Options	Brazilian Real puts	R$78,000	$(23)	$(372)
The fair values at December 31, 2016, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. Other comprehensive income (loss) for the three and six months ended December 31, 2016, included $270 and $304, respectively, of net unrecognized gains related to these contracts. Accumulated other comprehensive income (loss) at December 31, 2016, included $2,959 of net unrecognized gains on derivative instruments; we estimate that $362 of those gains will be recognized in earnings within the next twelve months. At June 30, 2016, realized losses of $1,528 related to matured contracts were recorded as a component of inventory. We recognized $393 and $1,528 of these losses in cost of goods sold during the three and six months ended December 31, 2016, respectively. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold.
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
Deferred Consideration on Acquisitions
We estimated the fair value of the deferred contingent consideration on acquisitions using the income approach, based on the Company’s current sales forecast related to the acquired business.
Derivatives
We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments, such as spot and forward currency translation rates.
As of	December 31, 2016			June 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives asset	$—	$2,959	$—	$—	$2,655	$—
Deferred contingent consideration on acquisitions	$—	$—	$(7,530)	$—	$—	$(6,745)
The table below provides a summary of the changes in the fair value of Level 3 liabilities:
Balance, June 30, 2016	$(6,745)
Acquisition-related accrued interest	(855)
Payment	70
Balance, December 31, 2016	$(7,530)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months		Six Months
For the Periods Ended December 31	2016	2015	2016	2015
Net sales
MFAs and other	$77,475	$85,569	$160,894	$171,090
Nutritional Specialties	29,247	24,222	55,551	46,592
Vaccines	16,951	11,713	31,729	23,956
Animal Health	123,673	121,504	248,174	241,638
Mineral Nutrition	56,699	58,853	108,291	113,322
Performance Products	11,226	11,416	23,120	23,933
Total segments	$191,598	$191,773	$379,585	$378,893
Depreciation and amortization
Animal Health	$5,011	$3,829	$9,909	$7,705
Mineral Nutrition	542	612	1,084	1,220
Performance Products	235	194	453	388
Total segments	$5,788	$4,635	$11,446	$9,313
Adjusted EBITDA
Animal Health	$34,609	$32,351	$67,228	$63,827
Mineral Nutrition	4,741	4,189	8,729	7,349
Performance Products	260	(8)	1,002	78
Total segments	$39,610	$36,532	$76,959	$71,254
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$19,304	$16,097	$36,876	$39,589
Interest expense, net	3,872	3,967	7,779	7,786
Depreciation and amortization – Total segments	5,788	4,635	11,446	9,313
Depreciation and amortization – Corporate	656	758	1,316	1,509
Corporate costs	8,416	8,098	15,940	15,113
Acquisition-related accrued compensation	420	420	840	840
Acquisition-related transaction costs	—	—	1,274	—
Pension settlement cost	1,702	—	1,702	—
Foreign currency (gains) losses, net	(548)	2,557	(214)	(2,896)
Adjusted EBITDA – Total segments	$39,610	$36,532	$76,959	$71,254

As of	December 31, 2016	June 30, 2016
Identifiable assets
Animal Health	$436,174	$444,751
Mineral Nutrition	56,615	57,939
Performance Products	21,246	21,557
Total segments	514,035	524,247
Corporate	78,250	83,588
Total	$592,285	$607,835

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $4,094 and $4,076 as of December 31, 2016, and June 30, 2016, respectively. The Performance Products segment includes an investment in an equity method investee of  $452 and $504 as of December 31, 2016, and June 30, 2016, respectively. Corporate assets include cash and cash equivalents, debt issuance costs related to the Revolver, income tax related assets and certain other assets.

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
Our sales in the United States of products classified by the FDA as medically important antibacterials were approximately $32 million for the twelve months ended December 31, 2016, a decrease of  $5 million compared with the twelve months ended June 30, 2016.
Our business is subject to product registration and authorization regulations. Changes in these regulations could have a material impact on our business. In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antibacterial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Our studies were completed in July 2016, and we submitted our data, analyses and information to the FDA that we believe support the continued safe use of

Mecadox. As of December 31, 2016, we await the response of the FDA as the timing of their response to our submission is not subject to a predetermined deadline. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
Our sales of Mecadox in the United States were approximately $14 million for the twelve months ended December 31, 2016, a decrease of  $1 million compared with the twelve months ended June 30, 2016, as a result of normal variation in customer order patterns.
Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Six Months
For the Periods Ended December 31	2016	2015	Change		2016	2015	Change
	(in thousands, except per share amounts and percentages)
Net sales	$191,598	$191,773	$(175)	(0)%	$379,585	$378,893	$692	0%
Gross profit	63,498	61,462	2,036	3%	124,497	120,669	3,828	3%
Selling, general and administrative expenses	40,870	38,841	2,029	5%	80,056	76,190	3,866	5%
Operating income	22,628	22,621	7	0%	44,441	44,479	(38)	(0)%
Interest expense, net	3,872	3,967	(95)	(2)%	7,779	7,786	(7)	(0)%
Foreign currency (gains) losses, net	(548)	2,557	(3,105)	*	(214)	(2,896)	2,682	*
Income before income taxes	19,304	16,097	3,207	20%	36,876	39,589	(2,713)	(7)%
Provision (benefit) for income taxes	5,887	(14,081)	19,968	*	11,282	(9,342)	20,624	*
Net income	$13,417	$30,178	$(16,761)	(56)%	$25,594	$48,931	$(23,337)	(48)%
Net income per share
basic	$0.34	$0.77	$(0.43)		$0.65	$1.25	$(0.60)
diluted	$0.34	$0.75	$(0.41)		$0.64	$1.22	$(0.58)
Weighted average number of shares outstanding
basic	39,411	39,163			39,409	39,128
diluted	40,002	39,978			39,954	39,995
Ratio to net sales
Gross profit	33.1%	32.0%			32.8%	31.8%
Selling, general and administrative expenses	21.3%	20.3%			21.1%	20.1%
Operating income	11.8%	11.8%			11.7%	11.7%
Income before income taxes	10.1%	8.4%			9.7%	10.4%
Net income	7.0%	15.7%			6.7%	12.9%
Effective tax rate	30.5%	(87.5)%			30.6%	(23.6)%

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
Segment net sales and Adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2016	2015	Change		2016	2015	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$77,475	$85,569	$(8,094)	(9)%	$160,894	$171,090	$(10,196)	(6)%
Nutritional specialties	29,247	24,222	5,025	21%	55,551	46,592	8,959	19%
Vaccines	16,951	11,713	5,238	45%	31,729	23,956	7,773	32%
Animal Health	123,673	121,504	2,169	2%	248,174	241,638	6,536	3%
Mineral Nutrition	56,699	58,853	(2,154)	(4)%	108,291	113,322	(5,031)	(4)%
Performance Products	11,226	11,416	(190)	(2)%	23,120	23,933	(813)	(3)%
Total	$191,598	$191,773	$(175)	(0)%	$379,585	$378,893	$692	0%
Adjusted EBITDA
Animal Health	$34,609	$32,351	$2,258	7%	$67,228	$63,827	$3,401	5%
Mineral Nutrition	4,741	4,189	552	13%	8,729	7,349	1,380	19%
Performance Products	260	(8)	268	*	1,002	78	924	1185%
Corporate	(8,416)	(8,098)	(318)	*	(15,940)	(15,113)	(827)	*
Total	$31,194	$28,434	$2,760	10%	$61,019	$56,141	$4,878	9%
Adjusted EBITDA ratio to segment net sales
Animal Health	28.0%	26.6%			27.1%	26.4%
Mineral Nutrition	8.4%	7.1%			8.1%	6.5%
Performance Products	2.3%	(0.1)%			4.3%	0.3%
Corporate(1)	(4.4)%	(4.2)%			(4.2)%	(4.0)%
Total(1)	16.3%	14.8%			16.1%	14.8%

(1)
Reflects ratio to total net sales

*
Calculation not meaningful

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2016	2015	Change		2016	2015	Change
	(in thousands, except percentages)
Net income	$13,417	$30,178	$(16,761)	(56)%	$25,594	$48,931	$(23,337)	(48)%
Interest expense, net	3,872	3,967	(95)	(2)%	7,779	7,786	(7)	(0)%
Provision (benefit) for income taxes	5,887	(14,081)	19,968	*	11,282	(9,342)	20,624	*
Depreciation and amortization	6,444	5,393	1,051	19%	12,762	10,822	1,940	18%
EBITDA	29,620	25,457	4,163	16%	57,417	58,197	(780)	(1)%
Acquisition-related accrued compensation	420	420	—	0%	840	840	—	0%
Acquisition-related transaction costs	—	—	—	*	1,274	—	1,274	*
Pension settlement cost	1,702	—	1,702	*	1,702	—	1,702	*
Foreign currency (gains) losses, net	(548)	2,557	(3,105)	*	(214)	(2,896)	2,682	*
Adjusted EBITDA	$31,194	$28,434	$2,760	10%	$61,019	$56,141	$4,878	9%

Amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of the three months ended December 31, 2016 and 2015
Net sales
Net sales of  $191.6 million for the three months ended December 31, 2016, decreased $0.2 million, or less than 1%, as compared to the three months ended December 31, 2015. Animal Health grew $2.2 million, while Mineral Nutrition and Performance Products declined $2.2 million and $0.2 million, respectively.
Animal Health
Net sales of $123.7 million for the three months ended December 31, 2016, grew $2.2 million, or 2%. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups within the segment. Nutritional specialty products grew $5.0 million, or 21%, primarily due to volume growth of our products for the U.S. poultry and dairy industries. Vaccines grew $5.2 million, or 45%, primarily due to volume growth of our products for the poultry and swine industries. The vaccine sales growth included products acquired from MVP Laboratories, Inc. in January 2016. Medicated feed additives (“MFAs”) and other declined $8.1 million, or 9%, primarily due to international volume declines. International net sales declined due to economic conditions in Brazil and the timing of orders in certain other markets. Domestic net sales of MFAs and other declined modestly, as reduced volumes of medically important antibacterials were partially offset by growth in other products.
Mineral Nutrition
Net sales of $56.7 million decreased $2.2 million, or 4%, for the three months ended December 31, 2016. The reduced revenue was primarily due to lower average selling prices resulting from underlying raw material commodity price declines.
Performance Products
Net sales of $11.2 million decreased $0.2 million, or 2%, for the three months ended December 31, 2016, due to lower average selling prices of personal care ingredients and copper-based products and lower volumes of copper-based products. Higher volumes of personal care ingredients partially offset the declines.
Gross profit
Gross profit of $63.5 million for the three months ended December 31, 2016, increased $2.0 million, or 3%, as compared to the three months ended December 31, 2015. Gross profit increased to 33.1% of net sales for the three months ended December 31, 2016, as compared to 32.0% for the three months ended December 31, 2015. Animal Health gross profit increased $1.2 million due to volume growth in nutritional specialty and vaccine products, as well as lower unit costs from improved operating efficiencies. Current year Animal Health gross profit was reduced by $0.3 million of increased acquisition-related intangible amortization and $1.0 million of increased depreciation expense due to recent capital expenditures. Mineral Nutrition gross profit increased $0.5 million due to lower raw material costs, partially offset by lower average selling prices. Performance Products gross profit increased $0.3 million due to higher volumes of personal care ingredients and lower product costs of copper-based products, partially offset by lower average selling prices of personal care ingredients and copper-based products.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of $40.9 million for the three months ended December 31, 2016, increased $2.0 million, or 5%, as compared to the three months ended December 31, 2015. During the three months ended December 31, 2016, we incurred $1.7 million in expense relating to the partial settlement of our domestic noncontributory defined benefit pension plan. Excluding these costs, SG&A increased $0.3 million, or 1%. Increased business development costs included in Corporate accounted for most of the increase.
Interest expense, net
Interest expense, net of $3.9 million for the three months ended December 31, 2016, decreased $0.1 million, or 2%, as compared to the three months ended December 31, 2015. Interest income increased

$0.4 million from interest on deposits in foreign jurisdictions. Interest expense increased $0.4 million due to increased borrowings under our Revolver, compared to the three months ended December 31, 2015, and increased acquisition-related accrued interest.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended December 31, 2016, amounted to net gains of  $0.5 million, as compared to $2.6 million in net losses for the three months ended December 31, 2015. Foreign currency gains in the three months ended December 31, 2016, were primarily due to the movement of the Turkish and Mexican currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income taxes was $5.9 million for the three months ended December 31, 2016, as compared to an income tax benefit of  $14.1 million for the three months ended December 31, 2015. The effective income tax rates for these periods were 30.5% and (87.5)%, respectively. The large negative effective income tax rate for the three months ended December 31, 2015, was primarily due to the reversal of the valuation allowance we previously had recorded against domestic deferred tax assets. The reversal resulted in an income tax benefit of approximately $18.8 million during the three months ended December 31, 2015. Excluding the effect of the reversal of the valuation allowance, the effective income tax rate for the three months ended December 31, 2015, was 29.2%.
Our future effective tax rate may be affected by discrete items, the fluctuation in tax rates in foreign jurisdictions and the amount of income earned in our foreign subsidiaries, some of which may have significant net operating loss carryforwards. As of December 31, 2016, we maintained a full valuation allowance against the deferred tax assets related to our foreign net operating loss carryforwards. We review the realizability of our deferred tax assets and evaluate our valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. We will continue to evaluate the necessity of these foreign valuation allowances in future periods, and to the extent that a positive earnings trend continues, a significant portion of these allowances may be released in future periods.
Net income
Net income of  $13.4 million for the three months ended December 31, 2016, decreased $16.8 million, as compared to net income of $30.2 million for the three months ended December 31, 2015. The decrease was a result of the factors described above, including an $18.8 million income tax benefit in the prior year period, partially offset by a $3.1 million favorable change in foreign currency (gains) losses, net.
Adjusted EBITDA
Adjusted EBITDA of $31.2 million for the three months ended December 31, 2016, increased $2.8 million, or 10%, as compared to the three months ended December 31, 2015. Animal Health Adjusted EBITDA increased $2.3 million, or 7%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition increased $0.6 million, or 13%, due to improved operating margins from lower raw material costs, partially offset by lower average selling prices. Performance Products increased $0.3 million, due to higher volumes and lower product costs, partially offset by lower average selling prices. Corporate expenses increased $0.3 million due to increased business development costs.
Comparison of the six months ended December 31, 2016 and 2015
Net sales
Net sales of $379.6 million for the six months ended December 31, 2016, increased $0.7 million, or less than 1%, as compared to the six months ended December 31, 2015. Animal Health grew $6.5 million, while Mineral Nutrition and Performance Products declined $5.0 million and $0.8 million, respectively.

Animal Health
Net sales of $248.2 million for the six months ended December 31, 2016, grew $6.5 million, or 3%. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups within the segment. Nutritional specialty products grew $9.0 million, or 19%, primarily due to volume growth of our products for the U.S. poultry and dairy industries. Vaccines grew $7.8 million, or 32%, primarily due to volume growth of our products for the poultry and swine industries. The vaccine sales growth included products acquired from MVP Laboratories, Inc. in January 2016. MFAs and other declined $10.2 million, or 6%, primarily due to international volume declines. International net sales declined due to economic conditions in Brazil, partially offset by growth in other regions. Domestic net sales of MFAs and other declined as reduced volumes of medically important antibacterials were partially offset by growth in other products.
Mineral Nutrition
Net sales of $108.3 million decreased $5.0 million, or 4%, for the six months ended December 31, 2016. The reduced revenue was primarily due to lower average selling prices resulting from underlying raw material commodity price declines.
Performance Products
Net sales of $23.1 million decreased $0.8 million, or 3%, for the six months ended December 31, 2016, due to lower average selling prices of personal care ingredients and lower volumes of copper-based products and chemical catalyst products. Higher volumes of personal care ingredients partially offset the declines.
Gross profit
Gross profit of $124.5 million for the six months ended December 31, 2016, increased $3.8 million, or 3%, as compared to the six months ended December 31, 2015. Gross profit increased to 32.8% of net sales for the six months ended December 31, 2016, as compared to 31.8% for the six months ended December 31, 2015. Animal Health gross profit increased $1.7 million due to volume growth in nutritional specialty and vaccine products, as well as lower unit costs from improved operating efficiencies. Current year Animal Health gross profit was reduced by $0.6 million of increased acquisition-related intangible amortization and $1.7 million of increased depreciation expense due to recent capital expenditures. Mineral Nutrition gross profit increased $1.2 million due to lower raw material costs, partially offset by lower average selling prices. Performance Products gross profit increased $0.8 million due to higher volumes of personal care ingredients and lower product costs of copper-based products, partially offset by lower average selling prices of personal care ingredients.
Selling, general and administrative expenses
SG&A of $80.1 million for the six months ended December 31, 2016, increased $3.9 million, or 5%, as compared to the six months ended December 31, 2015. During the six months ended December 31, 2016, we incurred $1.3 million in acquisition-related transaction costs for professional fees and other items in the evaluation and negotiation of an unsuccessful acquisition. We also recorded $1.7 million in costs relating to the partial settlement of the pension plan. Excluding these costs, SG&A increased $0.9 million, or 1%.
Animal Health accounted for $0.6 million of the increase, driven by increased sales force and development costs. Mineral Nutrition SG&A decreased $0.3 million due to one-time costs in the prior year. Corporate expenses accounted for $0.6 million of the increase due to increased compensation and benefit costs and business development costs.
Interest expense, net
Interest expense, net of $7.8 million for the six months ended December 31, 2016, decreased less than $0.1 million, or less than 1%, as compared to the six months ended December 31, 2015. Interest expense increased $1.1 million due to increased borrowings under our Revolver, compared to the six months ended December 31, 2015, and increased acquisition-related accrued interest. Interest income increased $1.1 million from interest on deposits in foreign jurisdictions.

Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the six months ended December 31, 2016, amounted to net gains of $0.2 million, as compared to $2.9 million in net gains for the six months ended December 31, 2015. Foreign currency gains in the six months ended December 31, 2016, were primarily due to the movement of the Turkish and Mexican currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income taxes was $11.3 million for the six months ended December 31, 2016, as compared to an income tax benefit of  $9.3 million for the six months ending December 31, 2015. The effective income tax rates for these periods were 30.6% and (23.6)%, respectively. The negative effective income tax rate for the six months ended December 31, 2015, was primarily due to a $20.4 million income tax benefit from the reversal of the domestic valuation allowance we previously had recorded against domestic deferred tax assets and a benefit related to a discrete item. Excluding the effect of the reversal of the valuation allowance and the discrete item, the effective income tax rate for the six months ended December 31, 2015, was approximately 28.0%.
Our future effective tax rate may be affected by discrete items, the fluctuation in tax rates in foreign jurisdictions and the amount of income earned in our foreign subsidiaries, some of which may have significant net operating loss carryforwards. As of December 31, 2016, we maintained a full valuation allowance against the deferred tax assets related to our foreign net operating loss carryforwards. We review the realizability of our deferred tax assets and evaluate our valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. We will continue to evaluate the necessity of these foreign valuation allowances in future periods, and to the extent that a positive earnings trend continues, a significant portion of these allowances may be released in future periods.
Net income
Net income of  $25.6 million for the six months ended December 31, 2016, decreased $23.3 million, as compared to net income of $48.9 million for the six months ended December 31, 2015. The decrease was a result of the factors described above, including a $20.4 million income tax benefit in the prior year period, plus an unfavorable change of  $2.7 million in foreign currency (gains) losses, net.
Adjusted EBITDA
Adjusted EBITDA of $61.0 million for the six months ended December 31, 2016, increased $4.9 million, or 9%, as compared to the six months ended December 31, 2015. Animal Health Adjusted EBITDA increased $3.4 million, or 5%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA increased $1.4 million, or 19%, due to improved operating margins from lower raw material costs, partially offset by lower average selling prices. Performance Products Adjusted EBITDA increased $0.9 million, due to higher volumes and lower product costs, partially offset by lower average selling prices. Corporate expenses increased $0.8 million due to increased compensation and benefit costs and business development costs.
Pension Plan and Retirement Savings Plan Changes
In July 2016, we amended our domestic noncontributory defined benefit pension plan to eliminate credit for future service and compensation increases, effective as of September 30, 2016. The amendment resulted in a curtailment of the pension plan. During the three months ended September 30, 2016, we recorded a pension curtailment gain of $6.8 million in other comprehensive income and an offsetting reduction in the liability for pension benefits included in other liabilities. We also modified the 401(k) retirement savings plan effective October 1, 2016, to include, for all domestic employees, a non-elective Company contribution of 3% of compensation and an additional discretionary contribution of up to 4% of compensation, depending on the employee’s age and years of service.
Separately, we offered a lump sum settlement option to certain pension plan participants. During the three months ended December 31, 2016, we recognized a partial settlement of the pension plan with respect to the lump sum settlement, which resulted in a charge to the consolidated statement of operations of  $1.7 million, which we recorded as a component of SG&A.

Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Six Months
For the Periods Ended December 31	2016	2015	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$47,733	$5,604	$42,129
Investing activities	(10,765)	(17,390)	6,625
Financing activities	(31,048)	8,785	(39,833)
Effect of exchange-rate changes on cash and cash equivalents	(305)	(843)	538
Net increase/(decrease) in cash and cash equivalents	$5,615	$(3,844)	$9,459

Net cash provided (used) by operating activities was comprised of:
	Six Months
For the Periods Ended December 31	2016	2015	Change
	(in thousands)
EBITDA	$57,417	$58,197	$(780)
Acquisition-related accrued compensation	840	840	—
Acquisition-related transaction costs	1,274	—	1,274
Pension settlement cost	1,702	—	1,702
Foreign currency (gains) losses, net	(214)	(2,896)	2,682
Interest paid	(7,651)	(6,687)	(964)
Income taxes paid	(6,305)	(7,514)	1,209
Changes in operating assets and liabilities and other items	670	(36,336)	37,006
Net cash provided (used) by operating activities	$47,733	$5,604	$42,129

Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $47.7 million for the six months ended December 31, 2016, primarily attributable to operating income of  $44.4 million and increases in changes in operating assets and liabilities of  $0.7 million. Decreased inventories provided $7.0 million of cash due to timing of purchases and production. Accounts payable and accrued expenses used $4.7 million of cash primarily due to timing of purchases, payments for annual incentive compensation and retirement plan funding. Accounts receivable used $1.6 million of cash due to timing of sales and collections.
Investing activities
Net cash used in investing activities was $10.8 million for the six months ended December 31, 2016. Capital expenditures were $10.6 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Other investing activities used $0.2 million of cash.
Financing activities
Net cash used by financing activities was $31.0 million for the six months ended December 31, 2016. Net repayments on our Revolver used $20.5 million. We paid $7.9 million in dividends to holders of our Class A and Class B common stock. We paid $2.8 million in scheduled debt and other requirements.

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
Certain relevant measures of our liquidity and capital resources were:
As of	December 31, 2016	June 30, 2016	Change
	(in thousands, except ratios)
Cash and cash equivalents	$39,220	$33,605	$5,615
Working capital	199,361	203,356	(3,995)
Ratio of current assets to current liabilities	2.99:1	2.92:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At December 31, 2016, our cash and cash equivalents included $38.7 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
At December 31, 2016, we had $48.5 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $14.5 million, leaving $137.0 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends of $0.10 per share, representing $15.8 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of  $0.10 per share on Class A common stock and Class B common stock during the three months ended December 31, 2016. On February 6, 2017, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of March 1, 2017, payable on March 22, 2017.
Contractual obligations
As of December 31, 2016, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.
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
General description of non-GAAP financial measures
Adjusted EBITDA
Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to portray the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision (benefit) for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We have defined Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, and (c) certain items that we consider to be unusual, non-operational or non-recurring. The most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income (loss). The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income (loss).
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. Except as described below, as of December 31, 2016, there have been no material changes to any of the critical accounting policies contained therein.
We applied Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30), effective July 1, 2016. All prior periods have been adjusted to reflect the retrospective application of this guidance, which requires that certain debt issuance costs be classified as a reduction of the related liability. Debt issuance costs were previously classified as an asset.
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
Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control Over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2016.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2016, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.
Defaults Upon Senior Securities

None.
Item 4.
Mine Safety Disclosures

None.
Item 5.
Other Information

None.
Item 6.
Exhibits

Exhibit 10.36* Amendment No. 2 to Credit Agreement, dated December 23, 2016, among Phibro Animal Health Corporation, Bank of America, N.A., and Coöperatieve Rabobank U.A., New York Branch (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank, B.A., “Rabobank Nederland,” New York Branch)
Exhibit 31.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS** XBRL Instance Document
Exhibit 101.SCH** XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF** XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB** XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference to Current Report on Form 8-K dated December 23, 2016.

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
Phibro Animal Health Corporation
February 6, 2017	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
February 6, 2017	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer