Form 10-Q
period 2017-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2017-05-08
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2017, there were 18,753,979 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,887,811 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Nine Months
For the Periods Ended March 31	2017	2016	2017	2016
	(unaudited) (in thousands, except per share amounts)
Net sales	$189,861	$183,461	$569,446	$562,354
Cost of goods sold	129,241	124,671	384,329	382,895
Gross profit	60,620	58,790	185,117	179,459
Selling, general and administrative expenses	30,646	37,619	110,702	113,809
Operating income	29,974	21,171	74,415	65,650
Interest expense, net	3,929	4,265	11,708	12,051
Foreign currency (gains) losses, net	(403)	(2,243)	(617)	(5,139)
Income before income taxes	26,448	19,149	63,324	58,738
Provision (benefit) for income taxes	2,805	572	14,087	(8,770)
Net income	$23,643	$18,577	$49,237	$67,508
Net income per share
basic	$0.60	$0.47	$1.25	$1.72
diluted	$0.59	$0.46	$1.23	$1.69
Weighted average common shares outstanding
basic	39,512	39,356	39,443	39,203
diluted	40,059	40,000	39,988	39,996
Dividends per share	$0.10	$0.10	$0.30	$0.30
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months		Nine Months
For the Periods Ended March 31	2017	2016	2017	2016
	(unaudited) (in thousands)
Net income	$23,643	$18,577	$49,237	$67,508
Change in fair value of derivative instruments	758	4,316	1,062	1,322
Foreign currency translation adjustment	4,107	4,935	918	(14,780)
Unrecognized net pension gains (losses)	111	446	11,951	1,338
(Provision) benefit for income taxes	(332)	(1,828)	(4,976)	487
Other comprehensive income (loss)	4,644	7,869	8,955	(11,633)
Comprehensive income (loss)	$28,287	$26,446	$58,192	$55,875

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	March 31, 2017	June 30, 2016
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$49,310	$33,605
Accounts receivable, net	113,130	123,790
Inventories, net	163,831	167,691
Other current assets	21,273	17,745
Total current assets	347,544	342,831
Property, plant and equipment, net	127,235	127,323
Intangibles, net	58,447	60,095
Goodwill	21,121	21,121
Other assets	47,931	56,465
Total assets	$602,278	$607,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,900	$2,907
Accounts payable	53,271	60,167
Accrued expenses and other current liabilities	50,126	45,703
Total current liabilities	106,297	108,777
Revolving credit facility	30,000	69,000
Long-term debt	276,565	278,265
Other liabilities	50,005	61,313
Total liabilities	462,867	517,355
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 18,737,899 and 18,519,757 shares issued and outstanding at March 31, 2017, and June 30, 2016, respectively; 30,000,000 Class B shares authorized, 20,887,811 shares issued and outstanding at March 31, 2017, and June 30, 2016	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	120,879	118,299
Retained earnings	71,358	33,962
Accumulated other comprehensive income (loss)	(52,830)	(61,785)
Total stockholders’ equity	139,411	90,480
Total liabilities and stockholders’ equity	$602,278	$607,835

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months
For the Periods Ended March 31	2017	2016
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$49,237	$67,508
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	19,604	16,678
Amortization of debt issuance costs and debt discount	761	734
Acquisition-related cost of goods sold	—	1,601
Acquisition-related accrued compensation	1,260	1,260
Acquisition-related accrued interest	1,314	1,083
Pension settlement cost	1,702	—
Deferred income taxes	4,068	(23,117)
Foreign currency (gains) losses, net	(798)	(5,635)
Other	546	286
Changes in operating assets and liabilities:
Accounts receivable, net	10,020	(6,556)
Inventories, net	3,871	(19,822)
Other current assets	(2,599)	(991)
Other assets	(456)	(1,770)
Accounts payable	(6,388)	(11,715)
Accrued expenses and other liabilities	2,668	(8,918)
Net cash provided (used) by operating activities	84,810	10,626
INVESTING ACTIVITIES
Capital expenditures	(15,377)	(28,648)
Business acquisition	—	(46,546)
Other, net	(1,791)	142
Net cash provided (used) by investing activities	(17,168)	(75,052)
FINANCING ACTIVITIES
Revolving credit facility borrowings	118,500	222,500
Revolving credit facility repayments	(157,500)	(143,500)
Payments of long-term debt, capital leases and other	(3,502)	(3,198)
Proceeds from common shares issued	2,580	3,965
Dividends paid	(11,841)	(11,767)
Net cash provided (used) by financing activities	(51,763)	68,000
Effect of exchange rate changes on cash	(174)	(565)
Net increase (decrease) in cash and cash equivalents	15,705	3,009
Cash and cash equivalents at beginning of period	33,605	29,216
Cash and cash equivalents at end of period	$49,310	$32,225

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
The unaudited consolidated financial information for the three and nine months ended March 31, 2017 and 2016, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Annual Report”), filed with the Securities and Exchange Commission on August 29, 2016 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2016, was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2017, there have been no material changes to any of the significant accounting policies contained therein, except for the application of Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30), as of July 1, 2016. Prior periods have been adjusted to reflect the retrospective application of this guidance. For further discussion, see “—New Accounting Standards.”
Revisions of Previously Issued Financial Statements
During the three months ended June 30, 2016, the Company determined that amortization expense related to product-related intangible assets should be recorded in cost of goods sold rather than in selling, general and administrative expense within the consolidated statement of operations. The Company has revised its prior period financial statements, to correct the classification of amortization expense to increase cost of goods sold and reduce gross profit and selling, general and administrative expenses by $1,165 and $3,072 for the three and nine months ended March 31, 2016, respectively. These revisions had no impact on the Company’s previously reported net income (loss) or cash flows. The Company evaluated the impact of the revisions on prior periods, assessing materiality quantitatively and qualitatively, and concluded the errors were not material to any previously issued financial statements.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares equivalents resulting from the assumed exercise of stock options. For the three and nine months ended March 31, 2017 and 2016, all common share equivalents were included in the calculation of diluted net income per share.
	Three Months		Nine Months
For the Periods Ended March 31	2017	2016	2017	2016
Net income	$23,643	$18,577	$49,237	$67,508
Weighted average number of shares – basic	39,512	39,356	39,443	39,203
Dilutive effect of stock options	547	644	545	793
Weighted average number of shares – diluted	40,059	40,000	39,988	39,996
Net income per share
basic	$0.60	$0.47	$1.25	$1.72
diluted	$0.59	$0.46	$1.23	$1.69
Dividends
We declared and paid quarterly cash dividends of $0.10 per share, totaling $3,959 and $11,841 during the three and nine months ended March 31, 2017, respectively, to holders of our Class A common stock and Class B common stock.
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
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, amends the current guidance for determining whether a transaction represents the acquisition of a business or assets. This guidance provides updated criteria to make the determination and clarifies the definitions of key terms. This new standard is effective, on a prospective basis, for annual reporting periods beginning after December 15, 2017, and early application is permitted. During the three months ended March 31, 2017, we elected early application of this ASU, and it did not have a material effect on our consolidated financial statements.
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
3.
Statements of Operations—Additional Information

	Three Months		Nine Months
For the Periods Ended March 31	2017	2016	2017	2016
Interest expense, net
Term B loan	$2,859	$2,888	$8,630	$8,750
Revolving credit facility	642	720	2,328	1,322
Amortization of debt issuance costs and debt discount	253	251	761	734
Acquisition-related accrued interest	459	394	1,314	1,083
Other	37	79	165	335
Interest expense	4,250	4,332	13,198	12,224
Interest (income)	(321)	(67)	(1,490)	(173)
	$3,929	$4,265	$11,708	$12,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2017	2016	2017	2016
Depreciation and amortization
Depreciation of property, plant and equipment	$5,400	$4,328	$15,083	$12,514
Amortization of intangible assets	1,436	1,469	4,398	3,988
Amortization of other assets	6	59	123	176
	$6,842	$5,856	$19,604	$16,678

The provision (benefit) for income taxes for the three and nine months ended March 31, 2017, included a benefit of  $3,780 due to the reversal of the valuation allowance we previously had recorded against certain foreign deferred tax assets and also included a $1,442 benefit related to the exercise of employee stock options. Based on continued profitability in a foreign subsidiary, we concluded that it was more likely than not that the value of the related deferred tax assets would be realized, and it was no longer necessary to maintain a valuation allowance.
The provision (benefit) for income taxes for the three and nine months ended March 31, 2016, included a benefit of  $2,536 and $21,323, respectively, due to the reversal of the valuation allowance we previously had recorded against domestic deferred tax assets. Based on continued domestic profitability, we concluded that it was more likely than not that the value of domestic deferred tax assets would be realized, and it was no longer necessary to maintain a valuation allowance.
4.
Balance Sheets—Additional Information

As of	March 31, 2017	June 30, 2016
Inventories
Raw materials	$60,802	$51,369
Work-in-process	9,814	8,074
Finished goods	93,215	108,248
	$163,831	$167,691

Goodwill balances did not change during the nine months ended March 31, 2017.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,049 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	March 31, 2017	June 30, 2016
Accrued expenses and other current liabilities
Employee related	$23,070	$21,712
Commissions and rebates	4,730	3,722
Insurance related	1,568	1,780
Professional fees	4,560	3,573
Income and other taxes	3,296	1,910
Deferred consideration on acquisitions	—	1,250
Other	12,902	11,756
	$50,126	$45,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	March 31, 2017	June 30, 2016
Accumulated other comprehensive income (loss)
Derivative instruments	$3,717	$2,655
Foreign currency translation adjustment	(40,986)	(41,904)
Unrecognized net pension gains (losses)	(19,026)	(30,977)
(Provision) benefit for income taxes on derivative instruments	(1,954)	(1,548)
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(2,747)	1,823
	$(52,830)	$(61,785)

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
The Revolver requires, among other things, the maintenance of a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio, calculated on a trailing four quarter basis, and contains an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of March 31, 2017, we were in compliance with the covenants of the Credit Facilities.
As of March 31, 2017, we had $30,000 in borrowings under the Revolver and had outstanding letters of credit of  $14,518 leaving $155,482 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations and other contractual obligations. The tenors of these letters of credit are all one year or less.
The weighted-average interest rates for the Revolver and Term B Loan were 3.39% and 4.00%, respectively, for the nine months ended March 31, 2017.
Long-Term Debt
As of	March 31, 2017	June 30, 2016
Term B Loan due April 2021	$282,025	$284,200
Capitalized lease obligations	—	7
	282,025	284,207
Unamortized debt issuance costs and debt discount	(2,560)	(3,035)
Less: current maturities	(2,900)	(2,907)
	$276,565	$278,265

6.
Related Party Transactions

Certain relatives of Jack C. Bendheim provided services to us as employees or consultants and received aggregate compensation and benefits of  $339 and $1,387 during the three and nine months ended March 31, 2017, respectively, and $388 and $1,515 during the three and nine months ended March 31, 2016, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Net periodic pension expense was:
	Three Months		Nine months
For the Periods Ended March 31	2017	2016	2017	2016
Service cost – benefits earned during the period	$—	$735	$845	$2,204
Interest cost on benefit obligation	498	723	1,546	2,170
Expected return on plan assets	(834)	(794)	(2,540)	(2,382)
Amortization of net actuarial (gain) loss and prior service costs	111	446	563	1,338
Settlement cost	—	—	1,702	—
Net periodic pension expense	$(225)	$1,110	$2,116	$3,330

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
The nature of our current and former operations exposes us to the risk of claims with respect to environmental matters, and we cannot assure we will not incur material costs and liabilities in connection with such claims. Based upon our experience to date, we believe that the future cost of compliance with existing Environmental Laws, and liabilities for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.
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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be $7,205 and $7,024 at March 31, 2017, and June 30, 2016, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
Claims and Litigation
During the three months ended March 31, 2017, we recorded a $7,500 gain in selling, general and administrative expenses resulting from a payment to us by an insurance carrier. The payment reflected the settlement of our claims against the carrier under our liability insurance policies, which arose from damages incurred in fiscal year 2010 by certain customers resulting from the use of one of our animal health products. We previously paid our customers for the damages and recognized the cost in the consolidated statement of operations prior to fiscal year 2017.
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
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of March 31, 2017:
Instrument	Hedge	Notional Amount at March 31, 2017	Fair value as of
			March 31, 2017	June 30, 2016
Options	Brazilian Real calls	R$58,500	$3,717	$3,027
Options	Brazilian Real puts	R$58,500	$—	$(372)
The fair values at March 31, 2017, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. Other comprehensive income (loss) for the three and nine months ended March 31, 2017, included $758 and $1,062, respectively, of net unrecognized gains related to these contracts. Accumulated other comprehensive income (loss) at March 31, 2017, included $3,717 of net unrecognized gains on derivative instruments; we estimate that $1,082 of those gains will be recognized in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings within the next twelve months. At June 30, 2016, realized losses of $1,528 related to matured contracts were recorded as a component of inventory and subsequently recognized in cost of goods sold during the six months ended December 31, 2016. At March 31, 2017, realized gains of  $580 related to matured contracts were recorded as a component of inventory. We anticipate the gains will be recognized as an offset to cost of goods sold within the next twelve months. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold.
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

In assessing the fair value of financial instruments at March 31, 2017, and June 30, 2016, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.
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
As of	March 31, 2017			June 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives asset	$—	$3,717	$—	$—	$2,655	$—
Deferred contingent consideration on acquisitions	$—	$—	$(7,989)	$—	$—	$(6,745)
The table below provides a summary of the changes in the fair value of Level 3 liabilities:
Balance, June 30, 2016	$(6,745)
Acquisition-related accrued interest	(1,314)
Payment	70
Balance, March 31, 2017	$(7,989)

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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months		Nine Months
For the Periods Ended March 31	2017	2016	2017	2016
Net sales
MFAs and other	$76,354	$82,445	$237,248	$253,535
Nutritional Specialties	27,613	22,792	83,164	69,384
Vaccines	17,009	13,091	48,738	37,047
Animal Health	120,976	118,328	369,150	359,966
Mineral Nutrition	57,169	53,029	165,460	166,351
Performance Products	11,716	12,104	34,836	36,037
Total segments	$189,861	$183,461	$569,446	$562,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2017	2016	2017	2016
Depreciation and amortization
Animal Health	$5,311	$4,246	$15,220	$11,951
Mineral Nutrition	611	656	1,695	1,876
Performance Products	255	196	708	584
Total segments	$6,177	$5,098	$17,623	$14,411
Adjusted EBITDA
Animal Health	$31,806	$32,151	$99,034	$95,978
Mineral Nutrition	4,343	4,012	13,072	11,361
Performance Products	446	490	1,448	568
Total segments	$36,595	$36,653	$113,554	$107,907
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$26,448	$19,149	$63,324	$58,738
Interest expense, net	3,929	4,265	11,708	12,051
Depreciation and amortization – Total segments	6,177	5,098	17,623	14,411
Depreciation and amortization – Corporate	665	758	1,981	2,267
Corporate costs	6,859	6,987	22,799	22,100
Acquisition-related cost of goods sold	—	1,601	—	1,601
Acquisition-related accrued compensation	420	420	1,260	1,260
Acquisition-related transaction costs	—	618	1,274	618
Pension settlement cost	—	—	1,702	—
Gain on insurance settlement	(7,500)	—	(7,500)	—
Foreign currency (gains) losses, net	(403)	(2,243)	(617)	(5,139)
Adjusted EBITDA – Total segments	$36,595	$36,653	$113,554	$107,907

As of	March 31, 2017	June 30, 2016
Identifiable assets
Animal Health	$435,881	$444,751
Mineral Nutrition	57,112	57,939
Performance Products	21,068	21,557
Total segments	514,061	524,247
Corporate	88,217	83,588
Total	$602,278	$607,835

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $4,049 and $4,076 as of March 31, 2017, and June 30, 2016, respectively. The Performance Products segment includes an investment in an equity method investee of  $484 and $504 as of March 31, 2017, and June 30, 2016, respectively. Corporate assets include cash and cash equivalents, certain debt issuance costs related to the Credit Facilities, income tax related assets and certain other assets.

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
Our sales in the United States of products classified by the FDA as medically important antibacterials were approximately $27 million for the twelve months ended March 31, 2017, a decrease of $10 million compared with the twelve months ended June 30, 2016.
Our business is subject to product registration and authorization regulations. Changes in these regulations could have a material impact on our business. In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antibacterial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Our studies were completed in July 2016, and we submitted our data, analyses and information to the FDA that we believe support the continued safe use of

Mecadox. As of March 31, 2017, we await the response of the FDA as the timing of their response to our submission is not subject to a predetermined deadline. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact on the results of our operations.
Our sales of Mecadox in the United States were approximately $14 million for the twelve months ended March 31, 2017, a decrease of $1 million compared with the twelve months ended June 30, 2016, as a result of normal variation in customer order patterns.
Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Nine Months
For the Periods Ended March 31	2017	2016	Change		2017	2016	Change
	(in thousands, except per share amounts and percentages)
Net sales	$189,861	$183,461	$6,400	3%	$569,446	$562,354	$7,092	1%
Gross profit	60,620	58,790	1,830	3%	185,117	179,459	5,658	3%
Selling, general and administrative expenses	30,646	37,619	(6,973)	(19)%	110,702	113,809	(3,107)	(3)%
Operating income	29,974	21,171	8,803	42%	74,415	65,650	8,765	13%
Interest expense, net	3,929	4,265	(336)	(8)%	11,708	12,051	(343)	(3)%
Foreign currency (gains) losses, net	(403)	(2,243)	1,840	*	(617)	(5,139)	4,522	*
Income before income taxes	26,448	19,149	7,299	38%	63,324	58,738	4,586	8%
Provision (benefit) for income taxes	2,805	572	2,233	390%	14,087	(8,770)	22,857	*
Net income	$23,643	$18,577	$5,066	27%	$49,237	$67,508	$(18,271)	(27)%
Net income per share
basic	$0.60	$0.47	$0.13		$1.25	$1.72	$(0.47)
diluted	$0.59	$0.46	$0.13		$1.23	$1.69	$(0.46)
Weighted average number of shares outstanding
basic	39,512	39,356			39,443	39,203
diluted	40,059	40,000			39,988	39,996
Ratio to net sales
Gross profit	31.9%	32.0%			32.5%	31.9%
Selling, general and administrative expenses	16.1%	20.5%			19.4%	20.2%
Operating income	15.8%	11.5%			13.1%	11.7%
Income before income taxes	13.9%	10.4%			11.1%	10.4%
Net income	12.5%	10.1%			8.6%	12.0%
Effective tax rate	10.6%	3.0%			22.2%	(14.9)%

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

Segment net sales and Adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2017	2016	Change		2017	2016	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$76,354	$82,445	$(6,091)	(7)%	$237,248	$253,535	$(16,287)	(6)%
Nutritional specialties	27,613	22,792	4,821	21%	83,164	69,384	13,780	20%
Vaccines	17,009	13,091	3,918	30%	48,738	37,047	11,691	32%
Animal Health	120,976	118,328	2,648	2%	369,150	359,966	9,184	3%
Mineral Nutrition	57,169	53,029	4,140	8%	165,460	166,351	(891)	(1)%
Performance Products	11,716	12,104	(388)	(3)%	34,836	36,037	(1,201)	(3)%
Total	$189,861	$183,461	$6,400	3%	$569,446	$562,354	$7,092	1%
Adjusted EBITDA
Animal Health	$31,806	$32,151	$(345)	(1)%	$99,034	$95,978	$3,056	3%
Mineral Nutrition	4,343	4,012	331	8%	13,072	11,361	1,711	15%
Performance Products	446	490	(44)	(9)%	1,448	568	880	155%
Corporate	(6,859)	(6,987)	128	*	(22,799)	(22,100)	(699)	*
Total	$29,736	$29,666	$70	0%	$90,755	$85,807	$4,948	6%
Adjusted EBITDA ratio to segment net sales
Animal Health	26.3%	27.2%			26.8%	26.7%
Mineral Nutrition	7.6%	7.6%			7.9%	6.8%
Performance Products	3.8%	4.0%			4.2%	1.6%
Corporate(1)	(3.6)%	(3.8)%			(4.0)%	(3.9)%
Total(1)	15.7%	16.2%			15.9%	15.3%

(1)
Reflects ratio to total net sales

*
Calculation not meaningful

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2017	2016	Change		2017	2016	Change
	(in thousands, except percentages)
Net income	$23,643	$18,577	$5,066	27%	$49,237	$67,508	$(18,271)	(27)%
Interest expense, net	3,929	4,265	(336)	(8)%	11,708	12,051	(343)	(3)%
Provision (benefit) for income taxes	2,805	572	2,233	390%	14,087	(8,770)	22,857	*
Depreciation and amortization	6,842	5,856	986	17%	19,604	16,678	2,926	18%
EBITDA	37,219	29,270	7,949	27%	94,636	87,467	7,169	8%
Acquisition-related cost of goods sold	—	1,601	(1,601)	*	—	1,601	(1,601)	*
Acquisition-related accrued compensation	420	420	—	0%	1,260	1,260	—	0%
Acquisition-related transaction costs	—	618	(618)	*	1,274	618	656	106%
Pension settlement expense	—	—	—	*	1,702	—	1,702	*
Gain on insurance settlement	(7,500)	—	(7,500)	*	(7,500)	—	(7,500)	*
Foreign currency (gains) losses, net	(403)	(2,243)	1,840	*	(617)	(5,139)	4,522	*
Adjusted EBITDA	$29,736	$29,666	$70	0%	$90,755	$85,807	$4,948	6%

Amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of the three months ended March 31, 2017 and 2016
Net sales
Net sales of $189.9 million for the three months ended March 31, 2017, increased $6.4 million, or 3%, as compared to the three months ended March 31, 2016. Animal Health and Mineral Nutrition grew $2.6 million and $4.1 million, respectively, while Performance Products declined $0.4 million.
Animal Health
Net sales of $121.0 million for the three months ended March 31, 2017, grew $2.6 million, or 2%. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups within the segment. Nutritional specialty products grew $4.8 million, or 21%, primarily due to volume growth of our products for the U.S. poultry and dairy industries. Vaccines grew $3.9 million, or 30%, primarily due to volume growth of our products for the poultry and swine industries. Medicated feed additives (“MFAs”) and other declined $6.1 million, or 7%, primarily due to volume declines. Domestic net sales of MFAs and other declined $4.3 million, primarily due to reduced volumes of medically important antibacterials. International net sales declined $1.8 million, primarily due to economic conditions in Brazil.
Mineral Nutrition
Net sales of $57.2 million increased $4.1 million, or 8%, for the three months ended March 31, 2017. The increased revenue was due to increased volumes and higher average selling prices resulting from underlying raw material commodity price increases.
Performance Products
Net sales of $11.7 million decreased $0.4 million, or 3%, for the three months ended March 31, 2017, due to lower average selling prices of personal care ingredients and copper-based products and lower volumes of copper-based products. Higher volumes of personal care ingredients partially offset the declines.
Gross profit
Gross profit of $60.6 million for the three months ended March 31, 2017, increased $1.8 million, or 3%, as compared to the three months ended March 31, 2016. Gross profit decreased to 31.9% of net sales for the three months ended March 31, 2017, as compared to 32.0% for the three months ended March 31, 2016. The three months ended March 31, 2016, included $1.6 million of acquisition-related cost of goods sold. Depreciation expense included in cost of goods sold increased $1.0 million due to recent capital expenditures. Excluding the effects of the acquisition-related cost of goods sold and increased depreciation, Animal Health gross profit increased $1.2 million due to volume growth in nutritional specialty and vaccine products, as well as lower unit costs from improved operating efficiencies. Mineral Nutrition gross profit increased $0.3 million due to volume growth and higher average selling prices, partially offset by higher raw material costs. Performance Products gross profit decreased $0.3 million due lower average selling prices of personal care ingredients and copper-based products, partially offset by higher volumes of personal care ingredients.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of $30.6 million for the three months ended March 31, 2017, decreased $7.0 million, or 19%, as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we recorded a $7.5 million gain in SG&A resulting from a payment to us by an insurance carrier. The payment reflected the settlement of our claims against the carrier under our liability insurance policies, which arose from damages incurred in fiscal year 2010 by certain customers resulting from the use of one of our animal health products. We previously paid our customers for the damages and recognized the cost in the consolidated statement of operations prior to fiscal year 2017. SG&A for the three months ended March 31, 2016, included $0.6 million of acquisition-related transaction costs. Without the effects of the gain on the insurance settlement and the acquisition-related transaction costs, SG&A increased $1.1 million, or 3%. Animal Health accounted for $1.6 million of the increase, driven by timing of spending.

Interest expense, net
Interest expense, net of $3.9 million for the three months ended March 31, 2017, decreased $0.3 million, or 8%, as compared to the three months ended March 31, 2016. Interest income increased $0.3 million from interest on deposits in foreign jurisdictions. Interest expense decreased $0.1 million due to decreased borrowings under our Revolver, compared to the three months ended March 31, 2016.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended March 31, 2017, amounted to net gains of $0.4 million, as compared to $2.2 million in net gains for the three months ended March 31, 2016. Foreign currency gains in the three months ended March 31, 2017, were primarily due to the movement of the Brazilian, Argentinian and Mexican currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income taxes was $2.8 million for the three months ended March 31, 2017, as compared to $0.6 million for the three months ended March 31, 2016. The effective income tax rates for these periods were 10.6% and 3.0%, respectively. During the three months ended March 31, 2017, we concluded it was more likely than not that the value of deferred tax assets related to a foreign subsidiary would be realized, and it was no longer necessary to maintain a valuation allowance. The provision for income taxes for the three months ended March 31, 2017, included a $3.8 million benefit from the valuation allowance release and also included a $1.4 million benefit related to the exercise of employee stock options. Without the benefit of the valuation allowance release and the benefit related to employee stock options, the effective income tax rate was 30.4% for the three months ended March 31, 2017. The provision for income taxes for the three months ended March 31, 2016, included a $2.5 million benefit from the release of a domestic valuation allowance and a $2.1 million benefit related to previously unrecognized tax benefits. Without these benefits, the effective income tax rate was 27.2% for the three months ended March 31, 2016.
Our future effective income tax rate may fluctuate due to various factors, including the relative amounts of income earned in different taxing jurisdictions, changes in statutory tax rates, potential strategies to reduce our overall income tax expense, discrete items, the benefit of employee stock option exercises and certain non-deductible items.
Net income
Net income of $23.6 million for the three months ended March 31, 2017, increased $5.1 million, as compared to net income of $18.6 million for the three months ended March 31, 2016. The increase was a result of the factors described above, including the $7.5 million gain on insurance settlement.
Adjusted EBITDA
Adjusted EBITDA of $29.7 million for the three months ended March 31, 2017, increased $0.1 million, or less than 1%, as compared to the three months ended March 31, 2016. Animal Health Adjusted EBITDA decreased $0.3 million, or 1%, due to increased SG&A, partially offset by sales growth and increased gross profit. Mineral Nutrition increased $0.3 million, or 8%, due to improved operating margins from volume growth and from higher average selling prices, partially offset by higher raw material costs. Performance Products decreased less than $0.1 million, as lower average selling prices were offset by higher volumes. Corporate expenses decreased $0.1 million due to lower compensation costs and lower professional fees.
Comparison of the nine months ended March 31, 2017 and 2016
Net sales
Net sales of $569.4 million for the nine months ended March 31, 2017, increased $7.1 million, or 1%, as compared to the nine months ended March 31, 2016. Animal Health grew $9.2 million, while Mineral Nutrition and Performance Products declined $0.9 million and $1.2 million, respectively.

Animal Health
Net sales of $369.2 million for the nine months ended March 31, 2017, grew $9.2 million, or 3%. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups within the segment. Nutritional specialty products grew $13.8 million, or 20%, primarily due to volume growth of our products for the U.S. poultry and dairy industries. Vaccines grew $11.7 million, or 32%, primarily due to volume growth of our products for the poultry and swine industries. The vaccine sales growth included products acquired from MVP Laboratories, Inc. in January 2016. MFAs and other declined $16.3 million, or 6%, primarily due to volume declines. International net sales declined $10.0 million due to economic conditions in Brazil, partially offset by growth in other regions. Domestic net sales of MFAs and other declined $6.3 million as reduced volumes of medically important antibacterials were partially offset by growth in other products.
Mineral Nutrition
Net sales of $165.5 million decreased $0.9 million, or 1%, for the nine months ended March 31, 2017. The reduced revenue was primarily due to lower average selling prices resulting from underlying raw material commodity price declines. Volumes were approximately level with the prior year.
Performance Products
Net sales of $34.8 million decreased $1.2 million, or 3%, for the nine months ended March 31, 2017, due to lower average selling prices of personal care ingredients and lower volumes of copper-based products and chemical catalyst products. Higher volumes of personal care ingredients partially offset the declines.
Gross profit
Gross profit of $185.1 million for the nine months ended March 31, 2017, increased $5.7 million, or 3%, as compared to the nine months ended March 31, 2016. Gross profit increased to 32.5% of net sales for the nine months ended March 31, 2017, as compared to 31.9% for the nine months ended March 31, 2016. The three months ended March 31, 2016, included $1.6 million of acquisition-related cost of goods sold. Depreciation and amortization expense included in cost of goods sold increased $3.5 million due to recent capital expenditures and the MVP acquisition. Excluding the effects of the acquisition-related cost of goods sold and increased depreciation and amortization, Animal Health gross profit increased $5.5 million due to volume growth in nutritional specialty and vaccine products, as well as lower unit costs from improved operating efficiencies. Mineral Nutrition gross profit increased $1.6 million due to lower raw material costs, partially offset by lower average selling prices. Performance Products gross profit increased $0.5 million due to higher volumes of personal care ingredients and lower product costs of copper-based products, partially offset by lower average selling prices of personal care ingredients.
Selling, general and administrative expenses
SG&A of $110.7 million for the nine months ended March 31, 2017, decreased $3.1 million, or 3%, as compared to the nine months ended March 31, 2016. During the nine months ended March 31, 2017, we recorded a $7.5 million gain in SG&A resulting from a payment to us by an insurance carrier. The payment reflected the settlement of our claims against the carrier under our liability insurance policies, which arose from damages incurred in fiscal year 2010 by certain customers resulting from the use of one of our animal health products. We previously paid our customers for the damages and recognized the cost in the consolidated statement of operations prior to fiscal year 2017. SG&A for the nine months ended March 31, 2017, also included $1.7 million in costs relating to the partial settlement of the pension plan and $1.3 million in acquisition-related transaction costs for professional fees and other items in the evaluation and negotiation of an unsuccessful acquisition. SG&A for the nine months ended March 31, 2016, included $0.6 million in acquisition-related transaction costs. Without the gain on the insurance settlement, the pension settlement costs and the acquisition-related costs, SG&A increased $2.0 million, or 2%, for the nine months.
Animal Health accounted for $2.1 million of the increase, driven by increased sales force and development costs. Mineral Nutrition decreased $0.3 million due to one-time costs in the prior year.

Performance Products decreased $0.2 million due to lower environmental costs. Corporate increased $0.4 million primarily due to increased business development costs.
Interest expense, net
Interest expense, net of $11.7 million for the nine months ended March 31, 2017, decreased less than $0.3 million, or 3%, as compared to the nine months ended March 31, 2016. Interest income increased $1.3 million from interest on deposits in foreign jurisdictions. Interest expense increased $0.8 million due to increased borrowings under our Revolver, compared to the nine months ended March 31, 2016, and increased acquisition-related accrued interest.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the nine months ended March 31, 2017, amounted to net gains of $0.6 million, as compared to $5.1 million in net gains for the nine months ended March 31, 2016. Foreign currency gains in the nine months ended March 31, 2017, were primarily due to the movement of the Brazilian, Turkish and Mexican currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income taxes was $14.1 million for the nine months ended March 31, 2017, as compared to an income tax benefit of $8.8 million for the nine months ended March 31, 2016. The effective income tax rates for these periods were 22.2% and (14.9)%, respectively. The provision for income taxes for the nine months ended March 31, 2017, included a $3.8 million benefit from the valuation allowance release and also included a $1.4 million benefit related to the exercise of employee stock options. Without the benefit of the valuation allowance release and the benefit related to employee stock options, the effective income tax rate was 30.5% for the nine months ended March 31, 2017. The benefit for income taxes for the nine months ended March 31, 2016, included a $21.3 million benefit from the release of a domestic valuation allowance and a $3.7 million benefit related to previously unrecognized tax benefits. Without these benefits, the effective income tax rate was 27.6% for the nine months ended March 31, 2016.
Our future effective income tax rate may fluctuate due to various factors, including the relative amounts of income earned in different taxing jurisdictions, changes in statutory tax rates, potential strategies to reduce our overall income tax expense, discrete items, the benefit of employee stock option exercises and certain non-deductible items.
Net income
Net income of $49.2 million for the nine months ended March 31, 2017, decreased $18.3 million, as compared to net income of $67.5 million for the nine months ended March 31, 2016. The decrease was a result of the factors described above, including a $21.3 million income tax benefit in the prior year period, an unfavorable change of $4.5 million in foreign currency (gains) losses, net, and the favorable $7.5 million gain on insurance settlement.
Adjusted EBITDA
Adjusted EBITDA of $90.8 million for the nine months ended March 31, 2017, increased $4.9 million, or 6%, as compared to the nine months ended March 31, 2016. Animal Health Adjusted EBITDA increased $3.1 million, or 3%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA increased $1.7 million, or 15%, due to improved operating margins from lower raw material costs, partially offset by lower average selling prices. Performance Products Adjusted EBITDA increased $0.9 million, due to higher volumes and lower product costs, partially offset by lower average selling prices. Corporate expenses increased $0.7 million due to increased compensation and benefit costs and business development costs.
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
	Nine Months
For the Periods Ended March 31	2017	2016	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$84,810	$10,626	$74,184
Investing activities	(17,168)	(75,052)	57,884
Financing activities	(51,763)	68,000	(119,763)
Effect of exchange-rate changes on cash and cash equivalents	(174)	(565)	391
Net increase/(decrease) in cash and cash equivalents	$15,705	$3,009	$12,696

Net cash provided (used) by operating activities was comprised of:
	Nine Months
For the Periods Ended March 31	2017	2016	Change
	(in thousands)
EBITDA	$94,636	$87,467	$7,169
Adjustments
Acquisition-related cost of goods sold	—	1,601	(1,601)
Acquisition-related accrued compensation	1,260	1,260	—
Acquisition-related transaction costs	1,274	618	656
Pension settlement cost	1,702	—	1,702
Gain on insurance settlement	(7,500)	—	(7,500)
Foreign currency (gains) losses, net	(617)	(5,139)	4,522
Interest paid	(10,722)	(10,352)	(370)
Income taxes paid	(10,315)	(13,865)	3,550
Changes in operating assets and liabilities and other items	8,866	(50,346)	59,212
Cash provided by gain on insurance settlement	7,500	—	7,500
Cash used for acquisition-related transaction costs	(1,274)	(618)	(656)
Net cash provided (used) by operating activities	$84,810	$10,626	$74,184

Certain amounts may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $84.8 million for the nine months ended March 31, 2017, primarily attributable to operating income of $74.4 million and increases in changes in operating assets and liabilities of $8.9 million. Accounts receivable provided $10.0 million of cash due to timing of sales and collections. Decreased inventories provided $3.9 million of cash due to timing of purchases and reduced production. Accounts payable and accrued expenses used $2.3 million of cash primarily due to timing of purchases, payments for annual incentive compensation and retirement plan funding.
Investing activities
Net cash used in investing activities was $17.2 million for the nine months ended March 31, 2017. Capital expenditures were $15.4 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Other investing activities used $1.8 million of cash.
Financing activities
Net cash used by financing activities was $51.8 million for the nine months ended March 31, 2017. Net repayments on our Revolver used $39.0 million. We paid $11.8 million in dividends to holders of our Class A and Class B common stock. We paid $3.5 million in scheduled debt and other requirements. The issuance of common shares related to the exercise of stock options provided $2.6 million.
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
Certain relevant measures of our liquidity and capital resources were:
As of	March 31, 2017	June 30, 2016	Change
	(in thousands, except ratios)
Cash and cash equivalents	$49,310	$33,605	$15,705
Working capital	194,837	203,356	(8,519)
Ratio of current assets to current liabilities	2.88:1	2.92:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At March 31, 2017, our cash and cash equivalents included $49.0 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
At March 31, 2017, we had $30.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $14.5 million, leaving $155.5 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends of $0.10 per share, representing $15.8 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of $0.10 per share on Class A common stock and Class B common stock during the three months ended March 31, 2017. On May 8, 2017, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of May 31, 2017, payable on June 22, 2017.

Contractual obligations
As of March 31, 2017, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. Except as described below, as of March 31, 2017, there have been no material changes to any of the critical accounting policies contained therein.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control Over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2016.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Phibro Animal Health Corporation
May 8, 2017	By:	/s/ Jack C. Bendheim Jack C. Bendheim President and Chief Executive Officer
May 8, 2017	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer