Form 10-K
period 2017-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2017-08-30
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ”large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $540,780,431 as of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the NASDAQ Stock Market. The registrant has no non-voting common stock.
As of August 23, 2017, there were 19,261,789 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,626,836 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on November 6, 2017 (hereinafter referred to as the “2017 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2017.

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
Pursuant to Section 102 of the JOBS Act, our 2017 Proxy Statement will provide reduced executive compensation disclosure.
We will remain an emerging growth company until the earliest of  (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, or (d) June 30, 2019, which is the end of the fiscal year following the fifth anniversary of our initial public offering.
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
Trademarks, Service Marks and Trade Names
The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: Stafac®; Eskalin™; V-Max®; Terramycin®; Neo-Terramycin®; Neo-TM™; TM-50®; TM-100™; Mecadox®; Nicarb®; Boviprol™; Bloat Guard®; Aviax®; Aviax II™; Aviax Plus™; Avi-Carb®; Coxistac™; Posistac™; Banminth®; Cerditac™; Cerdimix™; Rumatel®; OmniGen-AF®; Animate®; Procreatin 7®; Magni-Phi®; Chromax®; Provia 6086™; Cellerate Yeast Solutions®; SRP®; Safmannan®; Biosaf®; AB20®; Lactrol®; MJPRRS®; TAbic®; Tailor Made®; MVP Adjuvants®; and V.H.®

PART I
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
Our products include:
•
Animal health products such as antibacterials, anticoccidials, nutritional specialty products and vaccines that help improve the animal’s health and therefore improve performance, food safety and animal welfare.

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
Business Segments
We manage our business in three segments—Animal Health, Mineral Nutrition and Performance Products—each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:
	Segments			Change				Percentage of total
For the Years Ended June 30	2017	2016	2015	2017 / 2016		2016 / 2015		2017	2016	2015
	($ in millions)
Animal Health	$498	$486	$471	$12	2%	$15	3%	65%	65%	63%
Mineral Nutrition	218	217	227	2	1%	(10)	(5)%	29%	29%	30%
Performance Products	48	49	51	(0)	(1)%	(2)	(4)%	6%	6%	7%
Total	$764	$752	$749	$13	2%	$3	0%

	Species			Change				Percentage of total
For the Years Ended June 30	2017	2016	2015	2017 / 2016		2016 / 2015		2017	2016	2015
	($ in millions)
Poultry	$301	$292	$280	$9	3%	$12	4%	39%	39%	37%
Dairy	157	146	135	11	7%	12	9%	21%	19%	18%
Cattle	76	96	100	(20)	(21)%	(4)	(4)%	10%	13%	13%
Swine	93	100	102	(8)	(8)%	(1)	(1)%	12%	13%	14%
Other(1)	137	116	132	21	18%	(16)	(12)%	18%	15%	18%
Total	$764	$752	$749	$13	2%	$3	0%

	Regions(2)			Change				Percentage of total
For the Years Ended June 30	2017	2016	2015	2017 / 2016		2016 / 2015		2017	2016	2015
	($ in millions)
U.S. & Canada	$502	$493	$483	$9	2%	$9	2%	66%	66%	65%
Brazil & Latin America	99	109	107	(10)	(9)%	2	2%	13%	15%	14%
China & Asia Pacific	67	61	61	6	10%	(1)	(1)%	9%	8%	8%
Israel & Other	96	89	97	7	8%	(8)	(8)%	13%	12%	13%
Total	$764	$752	$749	$13	2%	$3	0%

(1)
Other includes the Performance Products segment, Mineral Nutrition sales to pet food and fertilizer manufacturers and sales to the ethanol industry.

(2)
Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.
Adjusted EBITDA by segment was:
	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2017	2016	2015	2017 / 2016		2016 / 2015		2017	2016	2015
	($ in millions)
Animal Health	$130	$127	$120	$3	3%	$7	6%	87%	89%	88%
Mineral Nutrition	17	15	14	2	16%	1	7%	12%	10%	10%
Performance Products	2	1	3	1	106%	(2)	(67)%	1%	1%	2%
Corporate	(30)	(29)	(27)	(1)	*	(2)	*
Total	$120	$114	$110	$6	5%	$4	4%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” for description of Adjusted EBITDA.

(2)
Before unallocated corporate costs

Certain amounts and percentages may reflect rounding adjustments.
Net identifiable assets by segment were:
	Net Identifiable Assets			Change				Percentage of total
As of June 30	2017	2016	2015	2017 / 2016		2016 / 2015		2017	2016	2015
	($ in millions)
Animal Health	$442	$445	$349	$(3)	(1)%	$95	27%	71%	73%	71%
Mineral Nutrition	55	58	59	(2)	(4)%	(1)	(1)%	9%	10%	12%
Performance Products	24	22	22	2	10%	(0)	(2)%	4%	4%	4%
Corporate	102	84	60	18	22%	23	39%	16%	14%	12%
Total	$623	$608	$490	$16	3%	$118	24%

Corporate assets include cash and cash equivalents, debt issuance costs, income tax related assets and certain other assets.

Certain amounts and percentages may reflect rounding adjustments.
Animal Health
Our Animal Health business develops, manufactures and markets more than 900 product presentations, including:
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
	Product Groups			Change				Percentage of total
For the Years Ended June 30	2017	2016	2015	2017 / 2016		2016 / 2015		2017	2016	2015
	($ in millions)
MFAs and other	$321	$340	$336	$(19)	(5)%	$4	1%	65%	70%	71%
Nutritional specialties	111	94	82	17	18%	12	15%	22%	19%	17%
Vaccines	65	52	53	13	25%	(1)	(2)%	13%	11%	11%
Animal Health	$498	$486	$471	$12	2%	$15	3%

	Regions(1)			Change				Percentage of total
For the Years Ended June 30	2017	2016	2015	2017 / 2016		2016 / 2015		2017	2016	2015
	($ in millions)
U.S. & Canada	$241	$235	$219	$6	3%	$17	8%	48%	48%	46%
Brazil & Latin America	96	104	99	(9)	(8)%	6	6%	19%	21%	21%
China & Asia Pacific	67	61	61	6	10%	(1)	(1)%	13%	12%	13%
Israel & Other	94	86	92	8	9%	(6)	(7)%	19%	18%	20%
Total	$498	$486	$471	$12	2%	$15	3%

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

Approximately 54% of our MFAs and other sales in fiscal year 2017 were to the poultry industry, with sales to swine, cattle, dairy and other customers accounting for the remainder. The principal regions we serve include the U.S. and Canada, Brazil and Latin America, China and Asia Pacific, and Israel and other, with the largest region (as measured by net sales) accounting for less than half of total net sales.
Nutritional Specialties
Many of our proprietary nutritional specialty products have been developed through basic research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include OmniGen-AF®, a unique, patented nutritional specialty product that has been shown in several studies to help maintain a cow’s healthy immune system; Animate®, a unique, patented anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow; Magni-Phi®, a unique proprietary nutritional specialty product that has been shown in several studies to help improve immune response in poultry; and, Cellerate Yeast Solutions®, a unique proprietary yeast culture product that is used in all classes of livestock to help improve digestive health, which may lead to improved animal health and performance. We sell our nutritional specialty products in the United States and various other countries internationally.
Vaccines
Our vaccines products are primarily focused on preventing diseases in poultry and swine. We market these products in the United States, Israel, Turkey, China, South East Asia, India, East and Central Europe, Brazil and other Latin American countries and various African countries. Our vaccine products protect animals from both viral and bacterial disease challenges.
We have developed and distribute over 25 licensed vaccine presentations for prevention of disease in poultry including vaccines to protect against Infectious Bursal Disease, Infectious Bronchitis, and Newcastle Disease.
We develop, manufacture and distribute autogenous vaccines against bacterial and viral diseases, adjuvants and other products. We manufacture and distribute the MJ Biologics, Inc. (“MJB”) autogenous vaccine against porcine reproductive and respiratory syndrome (“PRRS”). We are the exclusive distributor of Epitopix’s proprietary SRP® autogenous vaccines for chickens, primarily broiler breeders and table egg laying hens, that protect against various diseases, including Salmonella and E. coli. Our autogenous vaccines allow us to produce custom vaccines for veterinarians that contain antigens specific to each farm, allowing Phibro to provide comprehensive health management solutions to our customers.
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
Mineral Nutrition
Our Mineral Nutrition business manufactures and markets approximately 400 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market mineral nutrition products for a broad range of food animals including poultry, swine and beef and dairy cattle. Volume growth in the mineral nutrition sector is primarily driven by livestock production numbers, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary in different seasons of the year and due to changes in weather conditions in a particular region, both of which may cause animal feed consumption to fluctuate. As a result, we may experience regional and seasonal fluctuations in our Mineral Nutrition segment.

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
Antibacterials and Anticoccidials
We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals and increased feed conversion efficiency, which are proven drivers of profitability for animal producers. The table below presents our core MFA products:
Product	Active Ingredient	Market Entry of Active Ingredient	Description
Terramycin®/TM-50®/ TM-100™	oxytetracycline	1951	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock
Mecadox®	carbadox	1972	Antibacterial for swine to control Salmonellosis and dysentery
Stafac®/Eskalin™/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac™/Posistac™	salinomycin	1979	Anticoccidial for poultry and cattle; disease preventative in swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerditac™/Cerdimix™	oxibendazole	1982	Anthelmintic for livestock
Aviax®/Aviax II™	semduramicin	1995	Anticoccidial for poultry
Neo-Terramycin®/Neo-TM™	oxytetracycline + neomycin	1999	Combination of two antibacterials with multiple applications for a wide number of species
Aviax Plus™/Avi-Carb®	semduramicin + nicarbazin	2010	Anticoccidial for poultry

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

•
Salinomycin and Semduramicin. We produce and market Coxistac®, Aviax®/Aviax II™/Aviax Plus™/Avi-Carb® and Posistac™, which are in a class of compounds known as ionophores, to combat coccidiosis and increase feed efficiency in poultry and swine. We market our salinomycin and semduramicin products in Asia, Latin America and the Middle East and have received FDA approval to sell Aviax/Aviax II in the United States.

Anthelmintics are used to treat infestations of parasitic intestinal worms. Our anthelmintic products include Rumatel® and Banminth®, which are both marketed to control major internal nematode parasites in beef and dairy cattle and swine.
Bloat Guard® is an anti-bloat treatment used in cattle to control bloat in animals grazing on legume or wheat-pasture.
Nutritional Specialties
Our primary nutritional specialty products have been identified, developed and commercialized by our staff of nutritionists and veterinarians working with private research companies, leading universities, and customers with whom we collaborate. For those of our nutritional specialty products that are not proprietary or exclusive to us, we typically maintain unique supply agreements or exclusive distributor status with the product developers giving us preferential access to trademarks, territories and research data.

Our nutritional specialty products include:
Product	Market Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality
Chromax®	1992	Source of organic chromium used to optimize swine production through reproductive efficiency
Animate®	1999	Maintains proper blood calcium levels in dairy cows during critical transition period
Omnigen-AF®	2004	Optimizes immune status in dairy cows
Provia 6086™	2013	Direct fed microbial for all classes of livestock
Magni-Phi®	2015	Proprietary blend that helps to improve immune response to enhance absorption and utilization of nutrients for poultry
Cellerate Yeast Solutions®	2017	Proprietary yeast culture products for all classes of livestock to help improve digestive health
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
Magni-Phi® is a proprietary blend of saponins, triterpenoids and polyphenols that helps to improves immune response to enhance the absorption and utilization of nutrients for poultry.
Cellerate Yeast Solutions® is a line of proprietary yeast culture and yeast culture blends with yeast fractions and/or live cell yeast used in all classes of livestock and companion animals for improved digestive health, feed intake and/or pathogen inhibition. Improved digestive health may lead to improved animal health and performance.
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
Product	Market Entry	Description
V.H.®	1974	Live vaccine for the prevention of Newcastle Disease in poultry
Tailor Made® Vaccines	1982	Autogenous vaccines against bacterial and viral diseases in swine and cattle
MVP Adjuvants®	1982	Components of veterinary vaccines which enhance the immune response to a vaccine

Product	Market Entry	Description
TAbic M.B.	2004	Live vaccine for the prevention of Infectious Bursal Disease in poultry
MJPRRS®	2007	Autogenous vaccine for the prevention of PRRS in swine
TAbic IB VAR	2009	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic IB VAR206	2010	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
SRP® Autogenous Vaccines	2014	Autogenous vaccines using Epitopix’s proprietary SRP vaccine technology for prevention of various diseases in chickens including Salmonella and E. coli bacteria
The V.H. strain of Newcastle Disease vaccine is a pathogenic strain and is effective when applied by aerosol, coarse spray, drinking water or eye-drops. It has been used successfully under various management and climate conditions in many breeds of poultry.
Tailor Made® Vaccines are autogenous vaccines against bacterial and viral diseases which contain antigens specific to each farm. We manufacture and sell these vaccines to veterinarians for use primarily in swine and cattle.
MVP Adjuvants® are integral components used in inactivated veterinary vaccines which enhance the immune response to a vaccine. Our adjuvants include Emulsigen®, Carbigen and Polygen.
The M.B. strain of Gumboro vaccine is an intermediate virulence live vaccine strain used for the prevention of Infectious Bursal Disease in poultry. The intermediate strain was developed to provide protection against the new field epidemic virus, which is more virulent than those previously encountered.
MJPRRS®, an autogenous vaccine for swine, is administered to pregnant sows to protect their offspring from PRRS. This vaccine includes multiple PRRS isolates representing different groups of PRRS viruses.
TAbic IB VAR and TAbic IB VAR206 vaccines are intermediate virulence live vaccine strains used for the prevention of infectious bronchitis in poultry. Both vaccines have become significant tools in the increasing fight against infectious bronchitis in regions throughout the world.
In the United States, we distribute Epitopix’s proprietary SRP® autogenous vaccines for chickens. Several clinical challenge studies with Salmonella and E. coli bacteria (which are a focus of food safety) have been completed using SRP technology.
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
Product Registrations, Patents and Trademarks
We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, approximately 180 patents or pending applications in approximately 50 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.
We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is controlled by regulatory authorities that are specific to each country (e.g., the FDA in the United States, Health Canada in Canada and EFSA/EMA in Europe). Because they regulate the safety and wholesomeness of the human food supply, their responsibility includes feed additives for animals from which human food products are derived. Each of our medicated products is registered separately in each country where it is sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2017, we had approximately 700 Animal Health product registrations globally, including approximately 400 MFA registrations and approximately 300 vaccine registrations. Our MFA global registrations included 95 registrations for virginiamycin.

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
We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, approximately 1,500 trademark registrations or pending applications globally, identifying goods and services related to our business.
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

In classifying virginiamycin in 2003 as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, the FDA’s stated concern was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment of VREf infections in humans. We have requested that FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy, however, the FDA has declined our request, citing primarily the need to engage all stakeholders on any possible changes to GFI 152 through the processes mandated by the FDA’s good guidance practices, including issuing guidance revisions in draft and giving the public an opportunity to comment. There can be no assurance that we will be successful in the future in gaining the FDA’s agreement with our view that removal of the VREf indication for Synercid requires the FDA to remove virginiamycin from the GFI 152 list.
Effective January 2017, the CVM’s revised VFD regulations, which included changes to the control and use of antimicrobial products for use in animal feed, require that affected antimicrobial products may only be used if authorized by a veterinarian in accordance with the regulations. Prior to implementation of the revised VFD regulations, many approved antimicrobial products could be obtained and used without formal veterinary authorization.
In January 2017, the FDA and industry completed the process of label changes for MIA products to remove production claims and to limit the use of MIAs to those uses that are considered necessary for assuring animal health, namely for the prevention, control, and/or treatment of disease, and that MIA use in food-producing animals should include veterinary oversight or consultation. The label changes were the result of recommendations from the CVM, as described in GFI 213 (“New Animal Drugs and New Animal Drug Combination Products Administered in or on Medicated Feed or Drinking Water of Food-Producing Animals: Recommendations for Drug Sponsors for Voluntarily Aligning Product Use Conditions with GFI 209”) and GFI 209 (“The Judicious Use of Medically Important Antimicrobial Drugs in Food-Producing Animals”). We completed the process for label changes as described in GFI 213 by January 2017, within the timeline requested by the FDA.
In the United States, the antibacterial products within our poultry business, the largest portion of our MFAs and other business in this region, as well as our cattle business, have approved therapeutic indications. We believe, based on current producer usage patterns, the large majority of use of our products that have been classified by the FDA as medically important antimicrobials is for therapeutic purposes. Overall, United States sales of antibacterial products that have been classified by the FDA as medically important antimicrobials were $23 million and $37 million for the years ended June 30, 2017 and 2016, respectively.
In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Our studies were completed in July 2016, and we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. The timing of the FDA’s response to our submission is not subject to a predetermined deadline. Our sales of Mecadox in the United States were approximately $15 million for each of the years ended June 30, 2017 and 2016. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
In February 2015, the FDA conducted a follow-up inspection at our Teaneck, NJ headquarters to verify changes to and corrective actions related to various analytical test results and practices, expiration dating and reporting requirements regarding specification non-conformance. A Form 483 was issued, which contained one inspectional observation citing two examples of the observed violation. The observation questioned whether or not we are able to confirm that the drug components (of Type A medicated products) remain uniformly dispersed and stable under ordinary conditions of shipment, storage and use. We responded to the inspectional observation in writing in March 2015. This inspectional observation has not impacted our ability to market products in the United States or any other country. We believe the Form 483 observation has been satisfactorily addressed; however, we have not yet received a formal response from the FDA to our written response.
In March 2016, the FDA conducted a cGMP audit of our manufacturing facility at Guarulhos, Brazil. The FDA issued inspectional observations (Form 483) pertaining to six observations made during the inspection. We responded to the inspectional observations in May 2016 and have committed to provide additional data when available. It is likely the FDA will require a follow up site inspection to review the actions we have taken. Such an inspection, if needed, could occur at any time, or may be incorporated with a routine cGMP audit. The timing of such audit is determined by the FDA but is typically at approximately two year intervals. While we have taken actions to address our cGMP program and are working to implement the FDA’s remaining recommendations, there can be no assurance that the FDA will concur. Failure to comply with cGMP standards could have a material impact on our business and financial results.
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
A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product that has obtained a BSA and is sold in the European Union. Similarly, a BSA for our semduramicin product, Aviax, was published in 2006 and requires reauthorization in October 2016. We have submitted a dossier for reauthorization in accordance with the requirements of the EFSA and responded to request for additional information from EFSA by submitting additional data. Because the EFSA’s requests were in addition to standard reauthorization requirements, the current BSA remains valid while EFSA reviews the additional data we have submitted. There can be no guarantee that these submissions will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.

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
Competition
We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. Some competitors have greater financial, R&D, production and other resources than we have. Our competitive position is based principally on our product registrations, customer service and support, breadth of product line, product quality, manufacturing technology, facility location, and product prices. We face competition in every market in which we participate. Some of our principal competitors include Bayer AG, Ceva Santé Animale, Boehringer Ingelheim International GMBH, Eli Lilly and Company (Elanco Animal Health), Huvepharma Inc., Lallemand Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Pharmgate LLC, Southeastern Minerals, Inc., Virbac and Zoetis Inc. Many of our products face competition from products that may be used as an alternative or substitute.
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
Products Aligned with Need for Increased Protein Production
Increased scarcity of natural resources is increasing the need for efficient production of food animals such as poultry, swine and cattle. Our animal health products, including our MFAs, vaccines and nutritional specialty products, help prevent and manage disease outbreaks and enhance nutrition to help support natural defenses against diseases. These products are often critical to our customers’ efficient production of healthy animals. Our leading MFAs product franchise, Stafac/V-Max/Eskalin, is approved in over 30 countries for use in poultry, swine and cattle and is regarded as one of the leading MFA products for production animals. Our nicarbazin and amprolium MFAs are globally recognized anticoccidials. Our nutritional specialty product offerings such as OmniGen-AF and Animate are used increasingly in the global dairy industry, and Magni-Phi is rapidly becoming an important product for poultry producers. Our vaccine products are effective against critical diseases in poultry, swine and cattle.
Global Presence with Existing Infrastructure in Key High-Growth Markets
We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in over 65 countries, provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Russia and former CIS countries, Mexico, Turkey, Australia, Canada and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 52% of our Animal Health segment revenues for the year ended June 30, 2017.

Leading Positions in High Growth Sub-sectors of the Animal Health Market
We are a global leader in the development, manufacture and commercialization of MFA products for the animal health market. We believe we are well positioned in the fastest growing food animal species segments of the animal health market with significant presence in poultry and swine, which are projected by Vetnosis to grow globally at compound annual rates from 2016 through 2021 of 6.8% and 5.1%, respectively. Our sales of MFA products were third largest in the animal health market. According to Vetnosis, MFA products are projected to grow at a compound annual rate of approximately 4.2% between 2016 and 2021.
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
We have a strong management team with a proven track record of success at both the corporate and operating levels. The executive management team has diverse backgrounds and an average of approximately 18 years of experience in the animal health industry.
Employees
As of June 30, 2017, we had approximately 1,400 employees. Employees at our Guarulhos, Brazil facility are covered by a multi-employer regional industry-specific union. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees are covered by individual employment agreements. We believe our relations with union and non-union employees are good.
Manufacturing
The Animal Health business segment manufactures many products internally and supplements that production with contract manufacturing organizations (“CMOs”) as necessary.

We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial products at our facilities in Guarulhos, Brazil and Braganca Paulista, Brazil. We manufacture active pharmaceutical ingredients for certain of our anticoccidial products at our facility in Neot Hovav, Israel. We produce vaccines at our facilities in Beit Shemesh, Israel and Omaha, Nebraska. We produce pharmaceuticals, disinfectants and other animal health products at our facility in Petach Tikva, Israel. We produce certain of our major nutritional specialty and mineral nutrition products at our facilities in Quincy, Illinois, and we produce certain of our mineral nutrition products at our facility in Omaha, Nebraska.
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
We operate Animal Health R&D and product testing at our facilities in: Guarulhos, Brazil; Beit Shemesh, Israel; Neot Hovav, Israel; Ma’ayan Tzvi, Israel; Quincy, Illinois; Corvallis, Oregon; State College, Pennsylvania; Manhattan, Kansas; St. Paul, Minnesota; and Omaha, Nebraska.
These facilities provide R&D services relating to: fermentation development and micro-biological strain improvement; vaccine development; chemical synthesis and formulation development; nutritional specialty product development; and ethanol-related products.
Our R&D expenses were $9.4 million, $11.0 million and $9.5 million for fiscal years 2017, 2016 and 2015, respectively.
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
We must also comply with the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and comparable state laws regulating the treatment, storage, disposal, remediation and transportation of solid and hazardous wastes. These laws impose management requirements on generators and transporters of such wastes and on the owners and operators of treatment, storage and disposal facilities. As current or historic recyclers of chemical waste, certain of our subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by environmental regulatory authorities under RCRA. Our subsidiary Phibro-Tech currently has a RCRA operating permit for its Santa Fe Springs, California facility, for which a renewal application is under review. Phibro-Tech initially submitted an application for renewal of its permit for the Santa Fe Springs facility in 1996. We are unable to predict when the State of California will issue a draft permit for public review and comment. Until the State of California issues its final decision on the renewal application, the facility is continuing to operate under the exiting permit. In addition, because we or our subsidiaries have closed several facilities that had been the subject of RCRA permits, we or our subsidiaries have been and will be required to investigate and remediate certain environmental contamination conditions at these shutdown plant sites within the requirements of RCRA corrective action programs.
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
Capital Expenditures
We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $3.3 million for fiscal year 2017. We estimate that our capital expenditures for compliance will be $9.6 million and $5.0 million for fiscal years 2018 and 2019, respectively; however, these estimates are subject to change given the uncertainty of future Environmental Laws and the interpretation and enforcement thereof, as further described in this Annual Report on Form 10-K. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.
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
Environmental Accruals and Financial Assurance. We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $7.2 million and $7.0 million as of June 30, 2017 and 2016, respectively.
In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of letters of credit, issued pursuant to our revolving credit facility, or by surety bonds. As of June 30, 2017, surety bonds and letters of credit provided $10.0 million of financial assurance.
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
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus, primarily in the United States, on the use of medically important antimicrobials, as defined by the FDA. Medically important antimicrobials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. Our products that contain virginiamycin, oxytetracycline or neomycin have previously been classified by the FDA as medically important antimicrobials. This may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations. Our sales in the United States of products that have been classified by the FDA as medically important antimicrobials were approximately $23 million and $37 million for the fiscal years ended June 30, 2017 and 2016, respectively.
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
Effective January 1, 2017, we voluntarily removed non-therapeutic claims from several of our antibacterial products sold in the United States, in order to align with the FDA’s GFI 209 and GFI 213. The FDA objective, as described in GFI 209 and GFI 213, was to eliminate the production (non-therapeutic) uses of medically important antimicrobials administered in feed or water to food producing animals while providing for the continued use of medically important antimicrobials in food-producing animals for treatment, control and prevention of disease (“therapeutic” use) under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antimicrobials to treat infections in humans. In the United States, the antibacterial products within our poultry business, the largest portion of our MFAs and other business in this region, as well as our cattle business, have approved therapeutic indications. We believe, based on current producer usage patterns, that the large majority of use of our products that have been classified by the FDA as medically important antimicrobials is at therapeutic dosage levels.
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
In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Key studies were completed in July 2016, and we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. The timing of the FDA’s response to our submission is not subject to a predetermined deadline. Our sales of Mecadox in the United States were approximately $15 million for each of the years ended June 30, 2017 and 2016, respectively. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
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
Our global sales of antibacterials and other related products were approximately $321 million for the year ended June 30, 2017. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.
A material portion of our sales are generated by antibacterials and other related products.
Our medicated products business is comprised of a relatively small number of compounds and accounted for 42% and 45% of net sales for the years ended June 30, 2017 and 2016, respectively. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.
We face competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have.
Many of our products face competition from alternative or substitute products. We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Some competitors have greater financial, R&D, production and other resources than we have. Some of our principal competitors include Bayer AG, Ceva Santé Animale, Boehringer Ingelheim International GmbH, Eli Lilly and Company (Elanco Animal Health), Huvepharma Inc., Lallemand Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Pharmgate LLC, Southeastern Minerals, Inc., Virbac and Zoetis Inc. To the extent these companies or new entrants offer comparable animal health, mineral nutrition or performance products at lower prices, our business could be adversely affected. New entrants could substantially reduce our market share or render our products obsolete.
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
In February 2015, the FDA conducted an inspection at our Teaneck, NJ headquarters to verify changes to and corrective actions related to various analytical test results and practices, expiration dating and reporting requirements regarding specification non-conformance. A Form 483 was issued, which contained one inspectional observation citing two examples of the observed violation. The observation questioned whether or not we are able to confirm that the drug components (of Type A medicated products) remain uniformly dispersed and stable under ordinary conditions of shipment, storage and use. We responded to the inspectional observation in writing in March 2015. This inspectional observation has not impacted our ability to market products in the United States or any other country. We believe the Form 483 observation has been satisfactorily addressed, however, we have not yet received a formal response from the FDA to our written response.
In March 2016, the FDA conducted a cGMP audit of our manufacturing facility at Guarulhos, Brazil. The FDA issued inspectional observations (Form 483) pertaining to six observations made during the inspection. We responded to the inspectional observations in May 2016 and have committed to provide additional data when available. It is likely the FDA will require a follow up site inspection to review the actions we have taken. Such an inspection, if needed, could occur at any time, or may be incorporated with a routine cGMP audit. The timing of such audit is determined by the FDA but is typically at approximately two year intervals. While we have taken actions to address our cGMP program and are working to implement the FDA’s remaining recommendations, there can be no assurance that the FDA will concur. Failure to comply with cGMP standards could have a material impact on our business and financial results.
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
Generic products may be viewed as more cost-effective than certain of our products.
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
We are dependent on suppliers having current regulatory approvals, and the failure of those suppliers to maintain these approvals or other challenges in replacing any of those suppliers could affect our supply of materials or affect the distribution or sale of our products.
Suppliers and third party contract manufacturers for our animal health and mineral nutrition products or the active pharmaceutical ingredients or other materials we use in our products, like us, are subject to extensive regulatory compliance. If any one of these third parties discontinues its supply to us because of changes in the regulatory environment to which such third parties are subject, significant regulatory violations or for any other reason, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In this event, we may seek to enter into agreements with third parties to purchase active ingredients, raw materials or products or to lease or purchase new manufacturing facilities. We may be unable to find a third party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to us or the cost of those pharmaceuticals may be prohibitive. If we have to obtain substitute materials or products, additional regulatory approvals will likely be required, as approvals are typically specific to a single product produced by a specified manufacturer in a specified facility and there can be no assurances that such regulatory approvals will be obtained. As such, the use of new facilities also requires regulatory approvals. While we take measures where economically feasible and available to secure back-up suppliers, the continued receipt of active ingredients or products from a sole source supplier could create challenges if a sole source was interrupted. We may not be able to provide adequate and timely product to eliminate any threat of interruption of supply of our products to customers and these problems may materially adversely impact our business.
The raw materials used by us in the manufacture of our products can be subject to price fluctuations and their availability can be limited.
While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials. Although no single raw material accounted for more than 6% of our cost of goods sold for the year ended June 30, 2017, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages of such raw materials will not occur. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.
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
As of June 30, 2017, we had manufacturing and direct sales operations in 14 countries and sold our products in over 65 countries. Our operations outside the United States accounted for 52% and 48% of our consolidated assets as of June 30, 2017 and 2016, respectively, and 37% and 37% of our consolidated net sales for the years ended June 30, 2017 and 2016, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.
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
Our Israeli manufacturing facilities and local operations accounted for 25% and 22% of our consolidated assets, as of June 30, 2017 and 2016, respectively, and 22% and 20% of our consolidated net sales for the years ended June 30, 2017 and 2016. We maintain manufacturing facilities in Israel, which manufacture:

•
nicarbazin and amprolium anticoccidials, most of which are exported;

•
vaccines, a substantial portion of which are exported; and

•
animal health pharmaceuticals, nutritional specialty products and trace minerals for the domestic animal industry.

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
Our Brazilian manufacturing facilities and local operations accounted for 14% and 16% of our consolidated assets, as of June 30, 2017 and 2016, respectively, and 18% and 21% of our consolidated net sales for the years ended June 30, 2017 and 2016, respectively. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.
Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Brazil.
Certain of our employees are covered by collective bargaining or other labor agreements.
As of June 30, 2017, approximately 224 of our Israeli employees and 405 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.
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
We face an inherent business risk of exposure to various types of claims and lawsuits. We are involved in various legal proceedings that arise in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every pending claim or lawsuit or the range of probable loss, we believe these pending lawsuits and claims will not individually or in the aggregate have a material adverse impact on our results of operations. However, we could, in the future, be subject to various lawsuits, including intellectual property, product liability, personal injury, product warranty, environmental or antitrust claims, among others, and incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period.
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
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anticorruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA other anti-corruption laws or Trade Control laws by U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.
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
As of June 30, 2017, we had $250.0 million of outstanding indebtedness under our Term A loan (reflects the principal amount), $65.0 million of outstanding borrowings under our revolving credit facility (together with the Term A loan, the “Credit Facilities”) and $6.0 million of outstanding letters of credit. Subject to restrictions in our Credit Facilities, we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.
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
We are a party to certain contractual arrangements that are subject to change of control provisions. In this context, “change of control” is generally defined as including (a) any person or group, other than Mr. Jack C. Bendheim and his family and affiliates (the current holders of approximately 91.5% of the combined voting power of all classes of our outstanding common stock), becoming the beneficial owner of more than 50% of the total voting power of our stock, and (b) a change in any twelve month period in the majority of the members of the Board that is not approved by Mr. Bendheim and/or his family and affiliates or by the majority of directors in office at the start of such period.
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
Under GAAP, if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2017, we had goodwill of $24.0 million and identifiable intangible assets, less accumulated amortization, of $54.6 million. Identifiable intangible assets consist primarily of developed technology rights and patents, customer relationships, distribution agreements and trade names and trademarks. During fiscal year 2017, we determined certain of our intangible assets were impaired. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards, Long-Lived Assets and Goodwill.”
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
The protection of customer, employee and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws could damage our reputation and result in lost sales, fines and lawsuits. Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Such failures could materially adversely affect our financial condition and results of operations.
We may be subject to information technology system failures, network disruptions and breaches in data security.
We are increasingly dependent upon information technology systems and infrastructure to conduct critical operations and generally operate our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Disruption, degradation, or manipulation of these systems and infrastructure through intentional or accidental means could impact key business processes. Cyber-attacks against the Company’s systems and infrastructure could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Although the aggregate impact on the Company’s operations and financial condition has not been material to date, the Company has been the target of events of this nature and expects them to continue. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns, cybersecurity attacks or breaches in our systems that could cause reputational damage, business disruption and legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets and sensitive information; and could otherwise adversely affect our business and financial results.
Risks Related to Ownership of Our Class A Common Stock
Our multiple class structure and the concentration of our voting power with certain of our stockholders will limit your ability to influence corporate matters, and conflicts of interest between certain of our stockholders and us or other investors could arise in the future.
As of August 23, 2017, BFI Co., LLC (“BFI”) beneficially owns 12,000 shares of our Class A common stock and 20,626,836 shares of our Class B common stock, which together represent approximately 91.5% of the combined voting power of all classes of our outstanding common stock. As of August 23, 2017, our other stockholders, collectively own interests representing approximately 8.5% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.
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
As of August 23, 2017, approximately 91.5% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:
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
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 23, 2017, we had 19,261,789 shares of Class A common stock and 20,626,836 shares of Class B common stock outstanding.

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
We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have taken, and plan to continue to take, advantage of some or all of these exemptions. If we do continue to take advantage of any of these exemptions, we do not know if some investors will find our Class A common stock less attractive as a result. The result may be a less active trading market for our securities and our security prices may be more volatile. We could remain an emerging growth company until the earliest of    (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) June 2019, which is the end of the fiscal year following the fifth anniversary of our initial public offering.
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for so long as we are an “emerging growth company.”
Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the annual report for the year ending June 30, 2015, that we file with the SEC, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” We could remain an emerging growth company until the earliest of    (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) June 2019, which is the end of the fiscal year following the fifth anniversary of our initial public offering.
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
Though we have a paid a quarterly dividend of  $0.10 per share since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of  $0.10 per share on Class A common stock and Class B common stock that is payable on September 27, 2017, any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, and our ability to obtain funds from our subsidiaries to meet our obligations. Our Credit Facilities permit us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.
Item 1B.   Unresolved Staff Comments
None.

Item 2.   Properties
The following table lists our material properties:
Business Segment(s)	Location	Owned/Leased	Approx. sq. Footage	Purpose(s)
Animal Health	Beit Shemesh, Israel	Owned/land lease	78,000	Manufacturing and Research
Animal Health	Braganca Paulista, Brazil	Owned	44,000	Manufacturing and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Animal Health	Omaha, Nebraska	Owned	43,000	Manufacturing, Sales and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health	St. Paul, Minnesota	Leased	4,000	Research
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative
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
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our Class A common stock is traded on NASDAQ under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2017, there were 19,249,132 Class A common shares outstanding, and the closing sales price of our Class A common stock was $37.05. The table below sets forth the high and low sales prices of our common stock for the quarters indicated.
Quarter Ended	High	Low
September 30, 2015	$40.54	$30.11
December 31, 2015	$34.65	$29.75
March 31, 2016	$35.69	$23.21
June 30, 2016	$27.99	$16.80
September 30, 2016	$28.04	$18.68
December 31, 2016	$30.75	$24.83
March 31, 2017	$30.85	$26.10
June 30, 2017	$38.85	$26.70
During the fiscal year ended June 30, 2017, we did not sell any unregistered securities nor did we purchase any of our equity securities.
Holders of Record
As of August 23, 2017, there were 19,261,789 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 23, 2017, there were 20,626,836 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2017 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management.
Dividend Policy
During fiscal year 2017, we paid quarterly dividends of  $0.10 per share to holders of our Class A and Class B common stock. We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. On July 24, 2017, our Board of Directors declared a $0.10 per share quarterly dividend to holders of record as of September 6, 2017 of our Class A and Class B common stock, payable September 27, 2017. Any future determination to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
Stock Performance Graph
This performance graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from April 11, 2014 (the date our Class A common stock commenced trading on NASDAQ) through June 30, 2017, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the NASDAQ Composite Index, the Russell 2000 Index and S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on April 11, 2014, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

$240
$220
$200
$180
$160
$140
$120
$100
$80
4/11/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
PAHC
S&P 500
Nasdaq Comp
Russell 2000
S&P Pharma

Item 6.   Selected Financial Data
The following table presents our selected consolidated financial data and certain other financial data. The balance sheet data as of June 30, 2017, 2016, 2015, 2014 and 2013 and the results of operations data and cash flows data for the years then ended were derived from our consolidated financial statements. The consolidated financial data and other financial data presented below should be read in conjunction with our consolidated financial statements and the related notes thereto, under the sections entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For the Years Ended June 30	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Results of operations data
Net sales	$764,281	$751,526	$748,591	$691,914	$653,151
Cost of goods sold	516,038	512,494	515,311	487,500	476,307
Gross profit	248,243	239,032	233,280	204,414	176,844
Selling, general and administrative expenses	150,309	153,288	145,612	140,620	120,113
Operating income	97,934	85,744	87,668	63,794	56,731
Interest expense, net	14,906	16,592	14,305	32,962	35,629
Foreign currency (gains) losses, net	(113)	(7,609)	(5,400)	1,753	3,103
Loss on extinguishment of debt	2,598	—	—	22,771	—
Other (income) expense, net	—	—	—	—	151
Income before income taxes	80,543	76,761	78,763	6,308	17,848
Provision (benefit) for income taxes	15,928	(5,967)	18,483	9,435	(7,043)
Net income (loss)	$64,615	$82,728	$60,280	$(3,127)	$24,891
Net income (loss) per share
basic	$1.63	$2.11	$1.55	$(0.10)	$0.82
diluted	$1.61	$2.07	$1.51	$(0.10)	$0.82
Weighted average common shares outstanding
basic	39,524	39,254	38,969	32,193	30,458
diluted	40,042	39,962	39,815	32,193	30,458
Dividends per share	$0.40	$0.40	$0.40	$0.82	$0.10
Other financial data
Adjusted EBITDA(1)	$120,119	$114,060	$110,019	$90,597	$75,754
Cash provided (used) by operating activities(2)	98,385	37,218	68,704	(712)	1,437
Capital expenditures	20,880	36,352	20,058	19,846	19,947
As of June 30	2017	2016	2015	2014	2013
	(in thousands)
Balance sheet data
Cash and cash equivalents	$56,083	$33,605	$29,216	$11,821	$27,369
Working capital(3)	198,036	203,356	175,988	177,999	153,677
Total assets	623,397	607,835	490,250	468,725	470,513
Total debt(4)	313,141	350,172	286,450	285,793	361,975
Long-term debt and other liabilities	356,444	408,578	349,185	341,138	424,047
Total stockholders’ equity (deficit)	151,157	90,480	29,628	15,149	(68,938)

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” for descriptions of EBITDA and Adjusted EBITDA.

For the Years Ended June 30	2017	2016	2015	2014	2013
	(in thousands)
Net income (loss)	$64,615	$82,728	$60,280	$(3,127)	$24,891
Plus:
Interest expense, net	14,906	16,592	14,305	32,962	35,629
Provision (benefit) for income taxes	15,928	(5,967)	18,483	9,435	(7,043)
Depreciation and amortization	26,001	23,452	21,604	21,453	19,023
EBITDA	121,450	116,805	114,672	60,723	72,500
Acquisition-related cost of goods sold	—	2,566	—	—	—
Acquisition-related accrued compensation	1,680	1,680	747	—	—
Acquisition-related transaction costs	1,274	618	—	—	—
Acquisition-related other, net	(972)	—	—	—	—
Pension settlement cost	1,702	—	—	—	—
(Gain)/Loss on insurance (settlement)/claim	(7,500)	—	—	5,350	—
Foreign currency (gains) losses, net	(113)	(7,609)	(5,400)	1,753	3,103
Loss on extinguishment of debt	2,598	—	—	22,771	—
Other (income) expense, net	—	—	—	—	151
Adjusted EBITDA	$120,119	$114,060	$110,019	$90,597	$75,754

Acquisition-related other, net includes the net effect of adjustments to contingent consideration on acquisitions and impairments of intangible assets.
(2)
Cash provided (used) by operating activities:

For the Years Ended June 30	2017	2016	2015	2014	2013
	(in thousands)
EBITDA	$121,450	$116,805	$114,672	$60,723	$72,500
Adjustments
Acquisition-related cost of goods sold	—	2,566	—	—	—
Acquisition-related accrued compensation	1,680	1,680	747	—	—
Acquisition-related transaction costs	1,274	618	—	—	—
Acquisition-related other, net	(972)	—	—	—	—
Pension settlement cost	1,702	—	—	—	—
(Gain)/Loss on insurance (settlement)/ claim	(7,500)	—	—	5,350	—
Foreign currency (gains) losses, net	(113)	(7,609)	(5,400)	1,753	3,103
Loss on extinguishment of debt	2,598	—	—	22,771	—
Other (income) expense, net	—	—	—	—	151
Interest paid	(14,600)	(14,215)	(12,912)	(45,370)	(33,824)
Income taxes paid	(14,762)	(16,828)	(10,780)	(12,207)	(7,061)
Changes in operating assets and liabilities and other items	1,402	(45,181)	(12,337)	(16,527)	(33,432)
Cash provided by (used for) gain (loss) on insurance settlement (claim)	7,500	—	(5,286)	—	—
Cash used for acquisition-related transactions costs	(1,274)	(618)	—	—	—
Payment of premiums and costs on extinguished debt	—	—	—	(17,205)	—
Net cash provided (used) by operating activities	$98,385	$37,218	$68,704	$(712)	$1,437

(3)
We define working capital as total current assets (excluding cash & cash equivalents) less total current liabilities (excluding current portion of long-term debt). Current assets in 2015 and prior years included current deferred tax assets.

(4)
Total debt includes revolving credit facility, current and long-term portions of long-term debt and capitalized lease obligations. Total debt is reduced by certain unamortized debt issuance costs and unamortized debt discount, if any.

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
According to Vetnosis, a research and consulting firm specializing in global animal health and veterinary medicine, the global livestock animal health sector represented approximately $19.4 billion of sales in 2016. The market grew at a compound annual growth rate of 0.8% between 2011 and 2016 and the market is projected to grow at a compound annual growth rate of approximately 5.2% per year between 2016 and 2021. We believe global population growth, the growth of the global middle class and the productivity improvements needed due to limitations of arable land and water supplies have supported and will continue to support this growth.
Regulatory Developments
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus, primarily in the United States, on the use of medically important antimicrobials, as defined by the FDA. Medically important antimicrobials (“MIAs”) include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. Our products that contain virginiamycin, oxytetracycline or neomycin have previously been classified by the FDA as medically important antimicrobials. This may lead to a decline in the demand for and production of food products derived from animals that utilize our MIA products and, in turn, demand for our MIA products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights, and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations. Our sales in the United States of products that have been classified by the FDA as medically important antimicrobials were approximately $23 million and $37 million for the years ended June 30, 2017 and 2016, respectively.
Our business is subject to product registration and authorization regulations. Changes in the regulations could have a material impact on our business. In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. We have complete confidence in the safety of Mecadox. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Our studies were completed in July 2016, and we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. The timing of the FDA’s response to our submission is not subject to a predetermined deadline. Our sales of Mecadox in the United States were approximately $15 million for each of the years ended June 30, 2017 and 2016, respectively. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
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
Foreign exchange
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In fiscal year 2017, we generated approximately 37% of our revenues from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly directly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.

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
Recent Developments
Refinancing
In June 2017, we entered into a new credit agreement (the “Credit Agreement”). Under the Credit Agreement, lenders extended credit to us in the form of a Term A loan, with an aggregate principal amount of  $250.0 million (the “Term A Loan”) and a revolving credit facility, with an aggregate principal amount of  $250.0 million (the “Revolver,” and together with the Term A Loan, the “Credit Facilities”). We used the proceeds of  $314.1 million from the Credit Facilities to repay all debt outstanding as of the closing date and to pay fees and expenses of the transaction. We recorded a $2.6 million loss on extinguishment of debt for certain unamortized debt issuance costs and debt discount related to retired debt. See “Notes to Consolidated Financial Statements—Debt” for additional details.
In July 2017, we entered into an interest rate swap agreement on $150.0 million of notional principal that effectively converts the floating LIBOR or base rate portion of our interest obligation on that amount of debt, to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrent with the Credit Agreement.

Analysis of the consolidated statements of operations
Summary Results of Operations
				Change
For the Years Ended June 30	2017	2016	2015	2017/2016		2016/2015
	(in thousands, except per share)
Net sales	$764,281	$751,526	$748,591	$12,755	2%	$2,935	0%
Gross profit	248,243	239,032	233,280	9,211	4%	5,752	2%
Selling, general and administrative expenses	150,309	153,288	145,612	(2,979)	(2)%	7,676	5%
Operating income	97,934	85,744	87,668	12,190	14%	(1,924)	(2)%
Interest expense, net	14,906	16,592	14,305	(1,686)	(10)%	2,287	16%
Foreign currency (gains) losses, net	(113)	(7,609)	(5,400)	7,496	*	(2,209)	*
Loss on extinguishment of debt	2,598	—	—	2,598	*	—	*
Income before income taxes	80,543	76,761	78,763	3,782	5%	(2,002)	(3)%
Provision (benefit) for income taxes	15,928	(5,967)	18,483	21,895	*	(24,450)	*
Net income (loss)	$64,615	$82,728	$60,280	$(18,113)	(22)%	$22,448	37%
Net income (loss) per share
basic	$1.63	$2.11	$1.55	$(0.48)		$0.56
diluted	$1.61	$2.07	$1.51	$(0.46)		$0.56
Weighted average number of shares outstanding
basic	39,524	39,254	38,969
diluted	40,042	39,962	39,815
Ratio to net sales
Gross profit	32.5%	31.8%	31.2%
Selling, general and administrative expenses	19.7%	20.4%	19.5%
Operating income	12.8%	11.4%	11.7%
Income before income taxes	10.5%	10.2%	10.5%
Net income	8.5%	11.0%	8.1%
Effective tax rate	19.8%	(7.8)%	23.5%

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
Our effective income tax rate has varied significantly from period to period and from the federal statutory rate, due to the mix of income tax provisions on profitable foreign jurisdictions; the effect of the 2017 and 2016 releases of valuation allowances against foreign and domestic deferred income taxes, respectively; minimal income tax provision or benefit being recorded on domestic pre-tax income or losses prior to fiscal year 2016; and the effect of discrete items. Our future effective income tax rate will vary depending on the relative amounts of taxable income in various jurisdictions, future changes in tax rates and other laws and other factors. We intend to continue to reinvest indefinitely the undistributed earnings of our foreign subsidiaries. See “Notes to Consolidated Financial Statements—Income Taxes” for additional information.

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
Segment net sales and Adjusted EBITDA:
				Change
For the Years Ended June 30	2017	2016	2015	2017/2016		2016/2015
	(in thousands)
Net sales
MFAs and other	$321,430	$339,916	$335,735	$(18,486)	(5)%	$4,181	1%
Nutritional specialties	111,282	94,084	81,702	17,198	18%	12,382	15%
Vaccines	65,033	52,140	53,363	12,893	25%	(1,223)	(2)%
Animal Health	497,745	486,140	470,800	11,605	2%	15,340	3%
Mineral Nutrition	218,298	216,685	227,102	1,613	1%	(10,417)	(5)%
Performance Products	48,238	48,701	50,689	(463)	(1)%	(1,988)	(4)%
Total	$764,281	$751,526	$748,591	$12,755	2%	$2,935	0%
Adjusted EBITDA
Animal Health	$130,261	$127,442	$120,259	$2,819	2%	$7,183	6%
Mineral Nutrition	17,426	14,971	14,429	2,455	16%	542	4%
Performance Products	2,057	970	2,646	1,087	112%	(1,676)	(63)%
Corporate	(29,625)	(29,323)	(27,315)	(302)	*	(2,008)	*
Total	$120,119	$114,060	$110,019	$6,059	5%	$4,041	4%
Adjusted EBITDA ratio to segment net sales
Animal Health	26.2%	26.2%	25.5%
Mineral Nutrition	8.0%	6.9%	6.4%
Performance Products	4.3%	2.0%	5.2%
Corporate(1)	(3.9)%	(3.9)%	(3.6)%
Total(1)	15.7%	15.2%	14.7%

(1)
reflects ratio to total net sales

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
				Change
For the Years Ended June 30	2017	2016	2015	2017/2016		2016/2015
	(in thousands)
Net income (loss)	$64,615	$82,728	$60,280	$(18,113)	(22)%	$22,448	37%
Interest expense, net	14,906	16,592	14,305	(1,686)	(10)%	2,287	16%
Provision (benefit) for income taxes	15,928	(5,967)	18,483	21,895	*	(24,450)	*
Depreciation and amortization	26,001	23,452	21,604	2,549	11%	1,848	9%
EBITDA	121,450	116,805	114,672	4,645	4%	2,133	2%
Acquisition-related cost of goods sold	—	2,566	—	(2,566)	*	2,566	*
Acquisition-related accrued compensation	1,680	1,680	747	—	0%	933	125%
Acquisition-related transaction costs	1,274	618	—	656	106%	618	*
Acquisition-related other, net(1)	(972)	—	—	(972)	*	—	*
Pension settlement cost	1,702	—	—	1,702	*	—	*
Gain on insurance settlement	(7,500)	—	—	(7,500)	*	—	*
Foreign currency (gains) losses, net	(113)	(7,609)	(5,400)	7,496	*	(2,209)	*
Loss on extinguishment of debt	2,598	—	—	2,598	*	—	*
Adjusted EBITDA	$120,119	$114,060	$110,019	$6,059	5%	$4,041	4%

(1)
Acquisition-related other, net includes the net effect of adjustments to contingent consideration on acquisitions and impairments of intangible assets.

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of fiscal years ended June 30, 2017 and 2016
Net sales
Net sales of $764.3 million for the year ended June 30, 2017, increased $12.8 million, or 2%, as compared to the year ended June 30, 2016. Animal Health and Mineral Nutrition grew $11.6 million and $1.6 million respectively, while Performance Products declined $0.5 million.
Animal Health
Net sales of $497.7 million for the year ended June 30, 2017, grew $11.6 million, or 2%. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups within the segment. Nutritional specialty products grew $17.2 million, or 18%, primarily due to volume growth of our products for the U.S. poultry and dairy industries. Vaccines grew $12.9 million, or 25%, primarily due to volume growth of our products for the poultry and swine industries. The vaccine sales growth included the effect of products acquired from MVP Laboratories, Inc. in January 2016 being included in the full year ended June 30, 2017. MFAs and other declined $18.5 million, or 5%, primarily due to volume declines. Domestic net sales of MFAs and other declined $13.8 million as reduced volumes of medically important antimicrobials, due to regulatory changes and consumer preferences, were partially offset by growth in other products. International net sales declined $4.7 million due to economic conditions in Brazil, partially offset by growth in other regions.

Mineral Nutrition
Net sales of $218.3 million increased $1.6 million, or 1%, for the year ended June 30, 2017. The increased revenue was primarily due to higher volumes. The increase in volumes was partially offset by lower average selling prices resulting from underlying raw material commodity price declines.
Performance Products
Net sales of $48.2 million decreased $0.5 million, or 1%, for the year ended June 30, 2017, due to lower average selling prices of personal care ingredients and lower volumes of copper-based products and chemical catalyst products, partially offset by higher volumes of personal care ingredients.
Gross profit
Gross profit of $248.2 million for the year ended June 30, 2017, increased $9.2 million, or 4%, as compared to the year ended June 30, 2016. Gross profit increased to 32.5% of net sales for the year ended June 30, 2017, as compared to 31.8% for the year ended June 30, 2016. The increase included the effect of $2.6 million of acquisition-related cost of goods sold recorded for the year ended June 30, 2016. Depreciation and amortization expense included in cost of goods sold increased $3.4 million due to recent capital expenditures and the MVP acquisition. Excluding the effects of the 2016 acquisition-related cost of goods sold and the increased depreciation and amortization, Animal Health gross profit increased $7.4 million due to volume growth in nutritional specialty and vaccine products, as well as lower unit costs from improved operating efficiencies, partially offset by volume declines in MFAs and other products. Mineral Nutrition gross profit increased $2.4 million due to lower raw material costs, partially offset by lower average selling prices. Performance Products gross profit increased $0.1 million due to higher volumes of personal care ingredients and higher average selling prices of copper-based products, partially offset by lower average selling prices of personal care ingredients.
Selling, general and administrative expenses
SG&A of $150.3 million for the year ended June 30, 2017, decreased $3.0 million, or 2%, as compared to the year ended June 30, 2016. SG&A for the year ended June 30, 2017, included the following unusual items:
•
a $7.5 million gain from a payment to us by an insurance carrier. The payment reflected the settlement of our claims against the carrier under our liability insurance policies, which arose from damages incurred in fiscal year 2010 by certain customers resulting from the use of one of our animal health products;

•
$1.7 million in costs relating to the partial settlement of the pension plan;

•
$1.3 million in acquisition-related transaction costs for professional fees and other items in the evaluation and negotiation of an unsuccessful acquisition; and,

•
a $1.0 million gain from the net effect of acquisition-related adjustments to contingent consideration and impairments of intangible assets.

SG&A for the year ended June 30, 2016, included $0.6 million in acquisition-related transaction costs. Without the gain on the insurance settlement, the pension settlement costs and the acquisition-related items, SG&A increased $3.1 million, or 2%, for the year.
Animal Health SG&A increased $4.2 million, driven by sales force expansion and development costs. Mineral Nutrition decreased $0.1 million due to one-time costs in the prior year. Performance Products decreased $0.8 million primarily due to lower environmental costs. Corporate decreased $0.1 million primarily due to lower retirement plan costs.

Interest expense, net
Interest expense, net of  $14.9 million for the year ended June 30, 2017, decreased $1.7 million, or 10%, as compared to the year ended June 30, 2016. Interest income increased $1.7 million from interest on deposits in foreign jurisdictions. Interest expense was level with the prior year, as increased interest relating to the Credit Facilities due to higher rates and increased size of the facility, was offset by other items.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the year ended June 30, 2017, amounted to net gains of $0.1 million, as compared to $7.6 million in net gains for the year ended June 30, 2016. Foreign currency gains in the year ended June 30, 2017, were primarily due to the movement of the South African, Turkish and Israeli currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Loss on extinguishment of debt
Our consolidated statements of operations for the year ended June 30, 2017, included a $2.6 million loss on extinguishment of debt for unamortized debt issuance costs and debt discount related to retired debt.
Provision (benefit) for income taxes
The provision for income taxes was $15.9 million for the year ended June 30, 2017, as compared to an income tax benefit of  $(6.0) million for the year ended June 30, 2016. The effective income tax rates for the years ended June 30, 2017 and 2016, were 19.8% and (7.8)%, respectively. The provisions for income taxes for the years ended June 30, 2017 and 2016, included benefits of $4.1 million and $19.6 million, respectively, from the release of valuation allowances for certain foreign and all domestic deferred income taxes, benefits of  $3.1 million and $3.5 million, respectively, from the exercise of employee stock options and benefits of  $0.5 million and $4.8 million, respectively, from the recognition of previously unrecognized tax benefits. Without these benefits, the effective income tax rates for the years ended June 30, 2017 and 2016, would have been 29.3% and 28.6%, respectively.
Our future effective income tax rate may fluctuate due to various factors, including the relative amounts of income earned in different taxing jurisdictions, changes in statutory tax rates, potential strategies to reduce our overall income tax expense, discrete items, the benefit of employee stock option exercises and certain non-deductible items.
Net income
Net income of $64.6 million for the year ended June 30, 2017, decreased $18.1 million, as compared to net income of  $82.7 million for the year ended June 30, 2016. The decrease was a result of the factors described above, including a $19.6 million income tax benefit in the prior year period, an unfavorable change of $7.5 million in foreign currency (gains) losses, net, a $2.6 million loss on extinguishment of debt and the favorable $7.5 million gain on insurance settlement.
Adjusted EBITDA
Adjusted EBITDA of $120.1 million for the year ended June 30, 2017, increased $6.1 million, or 5%, as compared to the year ended June 30, 2016. Animal Health Adjusted EBITDA increased $2.8 million, or 2%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA increased $2.5 million, or 16%, due to improved operating margins from lower raw material costs, partially offset by lower average selling prices. Performance Products Adjusted EBITDA increased $1.1 million, due to higher volumes and lower product costs, partially offset by lower average selling prices. Corporate expenses increased $0.3 million due to increased compensation and benefit costs and business development costs.

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
Selling, general and administrative expenses
SG&A expenses of $153.3 million for the year ended June 30, 2016 increased $7.7 million, or 5%, as compared to the year ended June 30, 2015. Animal Health accounted for $4.9 million of the increase, driven by increased acquisition-related accrued compensation and increased sales force and product development costs. Performance Products account for $0.6 of the increase due to higher environmental remediation costs. Corporate expenses accounted for $2.4 million of the increase, due to acquisition-related transaction costs and increased compensation and office-related costs.
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
Provision for income taxes
The provision for income taxes was an income tax benefit of  $(6.0) million for the year ended June 30, 2016, as compared to a provision of  $18.5 million for the year ended June 30, 2015. The effective income tax rates for the years ended June 30, 2016 and 2015, were (7.8)% and 23.5%, respectively. The provision for income taxes for the year ended June 30, 2016, included a benefit of  $19.6 million from the release of the valuation allowance for all domestic deferred income taxes and a benefit of  $3.5 million from the exercise of employee stock options. The provisions for income taxes for the years ended June 30, 2016 and 2015, included benefits of  $4.8 million and $1.2 million from the recognition of previously unrecognized tax benefits, respectively. Without these benefits, the effective income tax rates for the years ended June 30, 2016 and 2015, would have been 28.6% and 25.0%, respectively. The effective income tax rate for the year ended June 30, 2016, compared with the prior year, increased primarily because there was no domestic income tax provision for the year ended June 30, 2015, due to the change in the domestic valuation allowance related to the utilization of deferred tax assets.
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
				Change
For the Years Ended June 30	2017	2016	2015	2017/2016	2016/2015
	(in thousands)
Cash provided by/(used in):
Operating activities	$98,385	$37,218	$68,704	$61,167	$(31,486)
Investing activities	(21,942)	(82,791)	(34,464)	60,849	(48,327)
Financing activities	(53,738)	50,380	(15,351)	(104,118)	65,731
Effect of exchange-rate changes on cash and cash equivalents	(227)	(418)	(1,494)	191	1,076
Net increase/(decrease) in cash and cash equivalents	$22,478	$4,389	$17,395	$18,089	$(13,006)

Net cash provided (used) by operating activities was comprised of:
				Change
For the Years Ended June 30	2017	2016	2015	2017/2016	2016/2015
	(in thousands)
EBITDA	$121,450	$116,805	$114,672	$4,645	$2,133
Adjustments
Acquisition-related cost of goods sold	—	2,566	—	(2,566)	2,566
Acquisition-related accrued compensation	1,680	1,680	747	—	933
Acquisition-related transaction costs	1,274	618	—	656	618
Acquisition-related other, net	(972)	—	—	(972)	—
Pension settlement cost	1,702	—	—	1,702	—
Recovery of insurance claim	(7,500)	—	—	(7,500)	—
Foreign currency (gains) losses, net	(113)	(7,609)	(5,400)	7,496	(2,209)
Loss on extinguishment of debt	2,598	—	—	2,598	—
Interest paid	(14,600)	(14,215)	(12,912)	(385)	(1,303)
Income taxes paid	(14,762)	(16,828)	(10,780)	2,066	(6,048)
Changes in operating assets and liabilities and other items	1,402	(45,181)	(12,337)	46,583	(32,844)
Cash provided by (used for) gain (loss) on insurance settlement (claim)	7,500	—	(5,286)	7,500	5,286
Cash used for acquisition-related transaction costs	(1,274)	(618)	—	(656)	(618)
Net cash provided (used) by operating activities	$98,385	$37,218	$68,704	$61,167	$(31,486)

Certain amounts may reflect rounding adjustments.
Operating activities
For the year ended June 30, 2017, net cash provided by operating activities was $98.4 million, primarily attributable to operating income of $97.9 million and increases in changes in operating assets and liabilities of  $1.4 million. Decreased inventories provided $5.4 million of cash due to timing of purchases and reduced production. Accounts payable and accrued expenses provided $3.2 million of cash primarily due to timing of purchases. Prepaid expenses and other current assets used $3.0 million of cash due to timing of payments for insurance premiums and other receivables.
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
Investing activities
For the year ended June 30, 2017, net cash used in investing activities was $21.9 million. Capital expenditures were $20.9 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Other investing activities used $1.1 million of cash.
For the year ended June 30, 2016, net cash used in investing activities was $82.8 million. Capital expenditures were $36.4 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. The MVP acquisition used $46.6 million of cash.

Financing activities
For the year ended June 30, 2017, net cash used by financing activities was $53.7 million. We paid $38.2 million in net reductions of our debt, including the revolving credit facility and term loans. We received $5.5 million from the issuance of common shares related to the exercise of stock options. We paid $15.8 million in dividends to holders of our Class A and Class B common stock. We paid $3.9 million in deferred financing cost relating to the refinancing and paid $1.3 million in payments for contingent consideration.
For the year ended June 30, 2016, net cash provided by financing activities was $50.4 million. We had net borrowings from our Revolving Credit Facility of $66.0 million. We received $4.0 million from the issuance of common shares related to exercise of stock options. Partially offsetting the cash provided were $2.9 million in scheduled payments on our Term B Loan, $1.0 million in payments for contingent consideration and $15.7 million in dividends paid to holders of our Class A and Class B common stock.
Liquidity and capital resources
We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolver and foreign credit lines, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that the challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing. In addition, our debt covenants may restrict our ability to invest. During fiscal year 2017, we spent approximately $20.1 million on capital expenditures, primarily on the expansion of our production capacity. We expect our capital expenditures will total approximately $28.0 million in fiscal year 2018, primarily for the expansion of production capacity and manufacturing efficiencies in our Animal Health segment.
Certain relevant measures of our liquidity and capital resources follow:
				Change
As of June 30	2017	2016	2015	2017/2016	2016/2015
	(in thousands, except ratios)
Cash and cash equivalents	$56,083	$33,605	$29,216	$22,478	$4,389
Working capital	$198,036	$203,356	$175,988	$(5,320)	$27,368
Ratio of current assets to current liabilities	2.81:1	2.92:1	2.62:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At June 30, 2017, we had $65.0 million in outstanding borrowings under the 2017 Revolving Credit Facility. We had outstanding letters of credit and other commitments of  $6.0 million, leaving $179.0 million available for borrowings and letters of credit. In addition, we had availability totaling $13.6 million under our Israeli loan agreements.
We currently intend to pay quarterly dividends, representing $16.0 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of  $0.10 per share on Class A common stock and Class B common stock that is payable on September 27, 2017. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

At June 30, 2017, our cash and cash equivalents included $55.2 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Based on our operating plan, we consider these funds to be indefinitely reinvested in our international operations. Should our plans change and we decide to repatriate some or all of the remaining cash held by our international subsidiaries, the amounts repatriated would be subject to federal and state income taxes at statutory rates, with the potential for partial offsetting credits for taxes paid to international jurisdictions.
Analysis of the consolidated balance sheets
				Change
As of June 30	2017	2016	2015	2017/2016	2016/2015
	(in thousands)
Accounts receivable–trade	$125,847	$123,790	$111,099	$2,057	$12,691
DSO	58	59	54

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
				Change
As of June 30	2017	2016	2015	2017/2016	2016/2015
	(in thousands)
Inventories	$161,233	$167,691	$149,786	$(6,458)	$17,905
Inventory decreased by $6.5 million in 2017, primarily due to decreases in the Animal Health segment from the timing of purchases and production.
Contractual obligations
Payments due under contractual obligations as of June 30, 2017, were:
	Years
	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total
	(in thousands)
Long-term debt (including current portion)	$6,250	$25,000	$218,750	$—	$250,000
Revolving credit facility	—	—	65,000	—	65,000
Interest payments	10,765	20,649	18,769	—	50,183
Lease commitments	5,363	8,556	6,263	2,607	22,789
Contingent consideration on acquisitions	70	140	15,452	3,214	18,876
Total contractual obligations	$22,448	$54,345	$324,234	$5,821	$406,848

For purposes of estimating interest payments, we assumed long term debt will decrease in accordance with the scheduled payments and the Revolver continues unchanged at the June 30, 2017, balance. We assumed the interest rate swap will be effective for $150 million of debt and the floating interest rate and the applicable interest rate are equal to the rates at June 30, 2017.
Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $6.8 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the periods in which the liability will be realized.
Our Board of Directors declared a cash dividend of  $0.10 per share on Class A common stock and Class B common stock, representing $4.0 million, payable on September 27, 2017.

The Company expects to contribute approximately $4.1 million to the domestic pension plan during 2018.
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

Selected Quarterly Financial Data (Unaudited)
To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2017 and 2016. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.
	Quarters				Year
For the Periods Ended	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	June 30, 2017
	(in thousands)
Net sales
Animal Health	$124,501	$123,673	$120,976	$128,595	$497,745
Mineral Nutrition	51,592	56,699	57,169	52,838	218,298
Performance Products	11,894	11,226	11,716	13,402	48,238
Total net sales	187,987	191,598	189,861	194,835	764,281
Cost of goods sold	126,988	128,100	129,241	131,709	516,038
Gross profit	60,999	63,498	60,620	63,126	248,243
Selling, general and administrative expenses	39,186	40,870	30,646	39,607	150,309
Operating income	21,813	22,628	29,974	23,519	97,934
Interest expense, net	3,907	3,872	3,929	3,198	14,906
Foreign currency (gains) losses, net	334	(548)	(403)	504	(113)
Loss on extinguishment of debt	—	—	—	2,598	2,598
Income before income taxes	17,572	19,304	26,448	17,219	80,543
Provision (benefit) for income taxes	5,395	5,887	2,805	1,841	15,928
Net income	$12,177	$13,417	$23,643	$15,378	$64,615
Net income per share
basic	$0.31	$0.34	$0.60	$0.39	$1.63
diluted	$0.31	$0.34	$0.59	$0.38	$1.61
Adjusted EBITDA
Animal Health	$32,619	$34,609	$31,806	$31,227	$130,261
Mineral Nutrition	3,988	4,741	4,343	4,354	17,426
Performance Products	742	260	446	609	2,057
Corporate	(7,524)	(8,416)	(6,859)	(6,826)	(29,625)
Adjusted EBITDA	$29,825	$31,194	$29,736	$29,364	$120,119
Reconciliation of net income to Adjusted EBITDA
Net income	$12,177	$13,417	$23,643	$15,378	$64,615
Interest expense, net	3,907	3,872	3,929	3,198	14,906
Provision (benefit) for income taxes	5,395	5,887	2,805	1,841	15,928
Depreciation and amortization	6,318	6,444	6,842	6,397	26,001
EBITDA	27,797	29,620	37,219	26,814	121,450
Acquisition-related accrued compensation	420	420	420	420	1,680
Acquisition-related transaction costs	1,274	—	—	—	1,274
Acquisition-related other, net	—	—	—	(972)	(972)
Pension settlement cost	—	1,702	—	—	1,702
Gain on insurance claim	—	—	(7,500)	—	(7,500)
Foreign currency (gains) losses, net	334	(548)	(403)	504	(113)
Loss on extinguishment of debt	—	—	—	2,598	2,598
Adjusted EBITDA	$29,825	$31,194	$29,736	$29,364	$120,119

	Quarters				Year
For the Periods Ended	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	June 30, 2016
	(in thousands)
Net sales
Animal Health	$120,134	$121,504	$118,328	$126,174	$486,140
Mineral Nutrition	54,469	58,853	53,029	50,334	216,685
Performance Products	12,517	11,416	12,104	12,664	48,701
Total net sales	187,120	191,773	183,461	189,172	751,526
Cost of goods sold	127,913	130,311	124,671	129,599	512,494
Gross profit	59,207	61,462	58,790	59,573	239,032
Selling, general and administrative expenses	37,349	38,841	37,619	39,479	153,288
Operating income	21,858	22,621	21,171	20,094	85,744
Interest expense, net	3,819	3,967	4,265	4,541	16,592
Foreign currency (gains) losses, net	(5,453)	2,557	(2,243)	(2,470)	(7,609)
Income before income taxes	23,492	16,097	19,149	18,023	76,761
Provision (benefit) for income taxes	4,739	(14,081)	572	2,803	(5,967)
Net income	$18,753	$30,178	$18,577	$15,220	$82,728
Net income per share
basic	$0.48	$0.77	$0.47	$0.39	$2.11
diluted	$0.47	$0.75	$0.46	$0.38	$2.07
Adjusted EBITDA
Animal Health	$31,476	$32,351	$32,151	$31,464	$127,442
Mineral Nutrition	3,160	4,189	4,012	3,610	14,971
Performance Products	86	(8)	490	402	970
Corporate	(7,015)	(8,098)	(6,987)	(7,223)	(29,323)
Adjusted EBITDA	$27,707	$28,434	$29,666	$28,253	$114,060
Reconciliation of net income to Adjusted EBITDA
Net income	$18,753	$30,178	$18,577	$15,220	$82,728
Interest expense, net	3,819	3,967	4,265	4,541	16,592
Provision (benefit) for income taxes	4,739	(14,081)	572	2,803	(5,967)
Depreciation and amortization	5,429	5,393	5,856	6,774	23,452
EBITDA	32,740	25,457	29,270	29,338	116,805
Acquisition-related cost of goods sold	—	—	1,601	965	2,566
Acquisition-related accrued compensation	420	420	420	420	1,680
Acquisition-related transaction costs	—	—	618	—	618
Foreign currency (gains) losses, net	(5,453)	2,557	(2,243)	(2,470)	(7,609)
Adjusted EBITDA	$27,707	$28,434	$29,666	$28,253	$114,060

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
Certain significant items
Adjusted EBITDA is calculated prior to considering certain items. We evaluate such items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual or non-operational nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis. An example of an unusual item is the loss on extinguishment of debt incurred in fiscal year 2017. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.
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
Acquisitions, Intangible Assets and Goodwill
Our consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired. Significant judgment is required to determine contingent consideration on acquisition, if any, and the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets are primarily based on a number of factors including competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale and regulatory approval is obtained.
Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. We recognize an impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. During the three months ended June 30, 2017, we determined that certain intangible assets related to technology within the Animal Health segment were impaired, based on changes to future product sales assumptions, and recorded an impairment charge of approximately $0.7 million as a component of selling, general and administrative expenses in our consolidated statements of operations. There were no significant asset impairments or changes in estimated remaining useful lives of our long-lived or amortizable intangible assets in the periods included in the consolidated financial statements prior to 2017.
We periodically review our indefinite life intangible assets associated with acquired IPR&D for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. During the fourth quarter of each year, or more frequently if impairment indicators exist, we perform an annual impairment assessment. During the three months ended June 30, 2017, we determined that certain IPR&D within the Animal Health segment was impaired, based on changes to future product sales assumptions, and recorded an impairment charge of approximately $1.6 million as a component of selling, general and administrative expenses in our consolidated statements of operations. We did not record any impairment charges related to indefinite-lived intangible assets in 2016 and 2015.
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2017, we tested goodwill using a quantitative approach, which involved calculating fair values of reporting units using a discounted cash flow method. We determined that goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3.7 million equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
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
Pension Liabilities
The measurement of our pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future contributions and expenses. The Company reassesses its benefit plan assumptions on a regular basis. The discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At June 30, 2017, the discount rate for the Company’s U.S. pension plan benefit obligations was 3.9% compared to 3.9% at June 30, 2016. The expected rate of return on plan assets of 6.1% represents the average rate of return expected to be earned on plan assets over the period the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets.
Revenue Recognition
We recognize revenue for sales of our goods upon transfer of title and when risk of loss passes to the customer. Certain of our businesses have terms where title and risk of loss transfer on shipment. Certain of our businesses have terms where title and risk of loss transfer on delivery. Recognition of revenue also requires that persuasive evidence of an arrangement exists, the selling price is fixed or determinable, the collection of sales proceeds is reasonably assured and that we have no further performance obligations. We record reductions to revenue for the estimated costs of customer programs and incentive offerings, including pricing arrangements and other volume-based incentives, at the time the sale is recorded. Net sales include royalty and licensing income from licensing agreements when all performance obligations have been met. Net sales include shipping and handling fees billed to customers. Delivery costs to our customers are included in cost of goods sold in the consolidated statements of operations. Net sales exclude value-added and other taxes based on sales.
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
Our foreign currency derivative contracts at June 30, 2017, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using observable, Level 2, inputs. As of June 30, 2017, the sensitivity analysis of changes in the fair value of all foreign currency derivative contracts indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would, decrease by $1.0 million or increase by $1.3 million. For additional details, see “Notes to Consolidated Financial Statements—Derivatives.”
Interest rate risk
Substantially all of our outstanding debt is floating rate debt. Our Credit Facilities carry floating interest rates that are tied to LIBOR and the Prime Rate; therefore, our profitability and cash flows are exposed to interest rate fluctuations. Based on our outstanding debt balances as of June 30, 2017, a 100 basis point increase in LIBOR would increase annual interest expense and decrease cash flows by $3.2 million. For additional details, see “Notes to the Consolidated Financial Statements—Debt.”

Item 8.
Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phibro Animal Health Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Phibro Animal Health Corporation and its subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, in the year ended June 30, 2016 the Company changed the manner in which it accounts for employee share-based payments.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 30, 2017

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30	2017	2016	2015
	(in thousands, except per share amounts)
Net sales	$764,281	$751,526	$748,591
Cost of goods sold	516,038	512,494	515,311
Gross profit	248,243	239,032	233,280
Selling, general and administrative expenses	150,309	153,288	145,612
Operating income	97,934	85,744	87,668
Interest expense, net	14,906	16,592	14,305
Foreign currency (gains) losses, net	(113)	(7,609)	(5,400)
Loss on extinguishment of debt	2,598	—	—
Income before income taxes	80,543	76,761	78,763
Provision (benefit) for income taxes	15,928	(5,967)	18,483
Net income	$64,615	$82,728	$60,280
Net income per share
basic	$1.63	$2.11	$1.55
diluted	$1.61	$2.07	$1.51
Weighted average common shares outstanding
basic	39,524	39,254	38,969
diluted	40,042	39,962	39,815
Dividends per share	$0.40	$0.40	$0.40
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended June 30	2017	2016	2015
	(in thousands)
Net income	$64,615	$82,728	$60,280
Change in fair value of derivative instruments	31	4,197	(1,928)
Foreign currency translation adjustment	(1,652)	(9,181)	(31,314)
Unrecognized net pension gains (losses)	12,918	(11,093)	(3,221)
(Provision) benefit for income taxes	(4,949)	5,892	4,923
Other comprehensive income (loss)	6,348	(10,185)	(31,540)
Comprehensive income	$70,963	$72,543	$28,740

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30	2017	2016
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$56,083	$33,605
Accounts receivable, net	125,847	123,790
Inventories, net	161,233	167,691
Other current assets	20,502	17,745
Total current assets	363,665	342,831
Property, plant and equipment, net	127,351	127,323
Intangibles, net	54,602	60,095
Goodwill	23,982	21,121
Other assets	53,797	56,465
Total assets	$623,397	$607,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$6,250	$2,907
Accounts payable	56,894	60,167
Accrued expenses and other current liabilities	52,652	45,703
Total current liabilities	115,796	108,777
Revolving credit facility	65,000	69,000
Long-term debt	241,891	278,265
Other liabilities	49,553	61,313
Total liabilities	472,240	517,355
Commitments and contingencies (Note 12)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 19,249,132 and 18,519,757 shares issued and outstanding at June 30, 2017, and June 30, 2016, respectively; 30,000,000 Class B shares authorized, 20,626,836 and 20,887,811 shares issued and outstanding at June 30, 2017, and June 30, 2016, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	123,840	118,299
Retained earnings	82,750	33,962
Accumulated other comprehensive income (loss)	(55,437)	(61,785)
Total stockholders’ equity	151,157	90,480
Total liabilities and stockholders’ equity	$623,397	$607,835

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30	2017	2016	2015
	(in thousands)
OPERATING ACTIVITIES
Net income	$64,615	$82,728	$60,280
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	26,001	23,452	21,604
Amortization of debt issuance costs and debt discount	1,015	989	967
Acquisition-related cost of goods sold	—	2,566	—
Acquisition-related accrued compensation	1,680	1,680	747
Acquisition-related accrued interest	1,373	1,476	613
Acquisition-related other, net	(972)	—	—
Pension settlement cost	1,702	—	—
Deferred income taxes	(28)	(22,244)	4,761
Foreign currency (gains) losses, net	(867)	(7,725)	(3,376)
Other	765	354	61
Loss on extinguishment of debt	2,598	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,765)	(13,086)	(1,877)
Inventories, net	5,432	(16,439)	(19,354)
Other current assets	(3,012)	457	7,416
Other assets	(1,504)	(6,547)	(4,236)
Accounts payable	(3,119)	(3,245)	4,796
Accrued expenses and other liabilities	5,471	(7,198)	(3,698)
Net cash provided (used) by operating activities	98,385	37,218	68,704
INVESTING ACTIVITIES
Capital expenditures	(20,880)	(36,352)	(20,058)
Business acquisition	—	(46,576)	(10,377)
Other, net	(1,062)	137	(4,029)
Net cash provided (used) by investing activities	(21,942)	(82,791)	(34,464)
FINANCING ACTIVITIES
Revolving credit facility borrowings	230,500	255,500	38,000
Revolving credit facility repayments	(234,500)	(189,500)	(35,000)
Proceeds from long-term debt	250,000	—	—
Payments of long-term debt, capital leases and other	(285,527)	(3,929)	(4,090)
Debt issuance costs	(3,925)	—	—
Proceeds from common shares issued	5,541	4,017	1,334
Dividends paid	(15,827)	(15,708)	(15,595)
Net cash provided (used) by financing activities	(53,738)	50,380	(15,351)
Effect of exchange rate changes on cash	(227)	(418)	(1,494)
Net increase (decrease) in cash and cash equivalents	22,478	4,389	17,395
Cash and cash equivalents at beginning of period	33,605	29,216	11,821
Cash and cash equivalents at end of period	$56,083	$33,605	$29,216
Supplemental cash flow information
Interest paid	$14,600	$14,215	$12,912
Income taxes paid, net	14,762	16,828	10,780
Non-cash investing and financing activities
Business acquisition	—	—	4,156
Property, plant and equipment and capital lease additions	1,550	1,438	1,193
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
As of June 30, 2014	38,791,553	$4	$—	$132,453	$(97,248)	$(20,060)	$15,149
Comprehensive income (loss)	—	—	—	—	60,280	(31,540)	28,740
Exercise of stock options and warrant	276,515	—	—	1,334	—	—	1,334
Dividends paid	—	—	—	(15,595)	—	—	(15,595)
As of June 30, 2015	39,068,068	$4	$—	$118,192	$(36,968)	$(51,600)	$29,628
Comprehensive income (loss)	—	—	—	—	82,728	(10,185)	72,543
Exercise of stock options	339,500	—	—	4,017	—	—	4,017
Dividends paid	—	—	—	(3,910)	(11,798)	—	(15,708)
As of June 30, 2016	39,407,568	$4	$—	$118,299	$33,962	$(61,785)	$90,480
Comprehensive income (loss)	—	—	—	—	64,615	6,348	70,963
Exercise of stock options	468,400	—	—	5,541	—	—	5,541
Dividends paid	—	—	—		(15,827)	—	(15,827)
As of June 30, 2017	39,875,968	$4	$—	$123,840	$82,750	$(55,437)	$151,157

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
Risks, Uncertainties and Liquidity
The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on or banning of the use of antibiotics in food-producing animals. The sale of antibiotics and antibacterials is a material portion of our business. Should product bans or restrictions, public perception, competition or other developments result in restrictions on the sale of such products, it could have a material adverse effect on our financial position, results of operations and cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revenue Recognition
We recognize revenue for sales of our goods upon transfer of title and when risk of loss passes to the customer. Certain of our businesses have terms where title and risk of loss transfer on shipment. Certain of our businesses have terms where title and risk of loss transfer on delivery. Recognition of revenue also requires that persuasive evidence of an arrangement exists, the selling price is fixed or determinable, the collection of sales proceeds is reasonably assured and that we have no further performance obligations. We record reductions to revenue for the estimated costs of customer programs and incentive offerings, including pricing arrangements and other volume-based incentives, at the time the sale is recorded. Net sales include royalty and licensing income from licensing agreements when all performance obligations have been met. Net sales include shipping and handling fees billed to customers. Delivery costs to our customers are included in cost of goods sold in the consolidated statements of operations. Net sales exclude value-added and other taxes based on sales.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 21% and 27% of accounts receivable at June 30, 2017 and 2016, respectively.
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
Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives ranging from two to 30 years for buildings and improvements, and one to 10 years for machinery and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We capitalize costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the consolidated statements of operations.
Capitalized Software Costs
We capitalize costs to obtain, develop and implement software for internal use. Amounts paid to third parties and costs of internal employees who are directly associated with the software project are also capitalized, depending on the stage of development. We expense software costs that do not meet the capitalization criteria. Capitalized software costs are included in property, plant and equipment on the consolidated balance sheets and are amortized on a straight-line basis over 3 to 7 years.
Deferred Financing Costs
Costs and original issue discounts or premiums related to issuance or modification of our debt are deferred on the consolidated balance sheet and amortized over the lives of the respective debt instruments. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. During the three months ended September 30, 2016, we adopted the provisions of FASB Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30), and applied the guidance retrospectively. Prior periods were adjusted to reflect the retrospective application of this guidance. For further discussion, see “—New Accounting Standards.”
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
Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment loss is the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. During the three months ended June 30, 2017, we determined that certain intangible assets related to technology within the Animal Health segment were impaired, based on changes to future product sales assumptions, and recorded an impairment charge of  $713 as a component of selling, general and administrative expenses in our consolidated statements of operations. There were no significant asset impairments or changes in estimated remaining useful lives of our long-lived or amortizable intangible assets in the periods included in the consolidated financial statements prior to 2017.
We periodically review our indefinite-lived intangible assets associated with acquired IPR&D for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. During the fourth quarter of each year, or more frequently if impairment indicators exist, we perform an annual impairment assessment. During the three months ended June 30, 2017, we determined that certain IPR&D within the Animal Health segment was impaired, based on changes to future product sales assumptions, and recorded an impairment charge of  $1,579 as a component of selling, general and administrative expenses in our consolidated statements of operations. We did not record any impairment charges related to indefinite-lived intangible assets in 2016 and 2015.
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2017, we tested goodwill using a quantitative approach, which involved estimating fair values of reporting units using the discounted cash flow method. We determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.
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
Comprehensive Income
Comprehensive income consists of net income and the changes in: (i) the fair value of derivative instruments that qualify for hedge accounting; (ii) foreign currency translation adjustments; (iii) unrecognized net pension gains (losses); and (iv) the related (provision) benefit for income taxes.
Derivative Financial Instruments
We record all derivative financial instruments on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded in results of operations or accumulated other comprehensive income (loss), depending on whether a derivative is designated and effective as part of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedge transaction and, if so, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are included in the results of operations in the periods in which operations are affected by the underlying hedged item.
From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. As of June 30, 2017, we used foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates, and as a means of hedging forecasted inventory purchases. In July 2017, we entered into an interest rate swap agreement on $150 million of notional principal. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We do not engage in trading or other speculative uses of financial instruments.
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
Income Taxes
The provision for income taxes includes U.S. federal, state, and foreign income taxes and foreign withholding taxes. Our annual effective income tax rate is determined based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate and the tax effects of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences give rise to deferred tax assets and liabilities. Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent the tax effect of items recorded as tax expense in our income statement for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our income statement, and the tax effect of assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.
Significant judgment is required in determining our income tax provision and in evaluating our tax positions. The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual effective income tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss carryforwards, is dependent upon generating sufficient future taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. We establish valuation allowances for deferred tax assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when the amount of expected future taxable income is not likely to support the use of the deduction or credit, and release these allowances when it is more likely than not that these deductions or credits will be used.
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
Research and Development Expenditures
Research and development expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations. Most of our manufacturing facilities have chemists and technicians on staff involved in product development, quality assurance, quality control and providing technical services to customers. Research, development and technical service efforts are conducted at various facilities. Our animal health research and development activities relate to: fermentation development and microbiological strain improvement; vaccine development; chemical synthesis and formulation development; nutritional specialties development; and ethanol-related products.
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
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed exercise of stock options. For the years ended June 30, 2017, 2016 and 2015, all common share equivalents were included in the calculation of diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended June 30	2017	2016	2015
Net income	$64,615	$82,728	$60,280
Weighted average number of shares–basic	39,524	39,254	38,969
Dilutive effect of stock options	518	708	846
Weighted average number of shares–diluted	40,042	39,962	39,815
Net income per share
basic	$1.63	$2.11	$1.55
diluted	$1.61	$2.07	$1.51
New Accounting Standards
ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, supersedes the current guidance by establishing a one-step goodwill impairment test. This new guidance requires an entity to compare the fair value of a reporting unit to its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We elected early application of this guidance in fiscal year 2017. The adoption of this guidance did not have an effect on our consolidated financial statements.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, amends the current guidance for determining whether a transaction represents the acquisition of a business or assets. This guidance provides updated criteria to make the determination and clarifies the definitions of key terms. During the three months ended March 31, 2017, we elected early application of this guidance and it did not have a material effect on our consolidated financial statements.
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
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, amends Compensation—Stock Compensation (Topic 718). This new standard simplified the accounting for share-based payments. The ASU requires that excess income tax benefits/deficiencies associated with share-based payments be recognized in the provision for income taxes rather than in additional paid-in capital as previously required. The ASU also requires accounting for minimum statutory tax withholding requirements and forfeitures. We adopted this guidance in our 2016 consolidated statement of operations on a modified retrospective basis.
ASU 2016-02, Leases (Topic 842), supersedes the current lease accounting guidance, requires an entity to recognize assets and liabilities for both financing and operating leases on the balance sheet and requires additional qualitative and quantitative disclosures regarding leasing arrangements. This ASU is effective for annual reporting periods beginning after December 15, 2018. We are evaluating the effect of adoption of this guidance on our consolidated financial statements.
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
ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), provides guidance regarding the treatment of cloud computing arrangements and if an arrangement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes a software license. We adopted this guidance during the three months ended September 30, 2016, and it did not have a material effect on our consolidated financial statements.
ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), requires debt issuance costs to be presented as a reduction of the related liability. These costs were previously included in other assets. Debt issuance costs associated with line-of-credit arrangements may continue to be included in other assets. We adopted this guidance during the three months ended September 30, 2016, and applied the guidance retrospectively. Debt issuance costs of  $2,538 as of June 30, 2016, have been presented as a reduction in long-term debt on our consolidated balance sheets.
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), requires management to assess an entity’s ability to continue as a going concern within one year after the issuance date of the financial statements, and to provide related footnote disclosures in certain circumstances. Management will need to consider relevant conditions that are known and reasonably knowable at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Under the new standard, the definition of substantial doubt incorporates a likelihood threshold of  “probable” similar to the current use of that term in GAAP for loss contingencies. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance had no effect to our consolidated financial statements or the disclosures herein.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. ASU 2014-09 and its amendments are effective for our consolidated financial statements beginning July 1, 2018. We expect to apply the new standard using the modified retrospective method. We continue to evaluate the effect that the adoption of this guidance may have on our consolidated financial statements.
3.
Statements of Operations—Additional Information

For the Years Ended June 30	2017	2016	2015
Interest expense, net
Term loan	$11,482	$11,631	$11,717
Revolving credit facility	2,897	2,257	918
Amortization of debt issuance costs and debt discount	1,015	989	967
Acquisition-related accrued interest	1,373	1,476	613
Other	105	495	339
Interest expense	16,872	16,848	14,554
Interest (income)	(1,966)	(256)	(249)
	$14,906	$16,592	$14,305
Depreciation and amortization
Depreciation of property, plant and equipment	$19,916	$17,659	$16,813
Amortization of intangible assets	5,950	5,559	4,560
Amortization of other assets	135	234	231
	$26,001	$23,452	$21,604

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $2,199, $2,915 and $2,905 during 2017, 2016 and 2015, respectively.
Amortization of intangible assets is expected to be $5,521; $5,522; $5,397; $5,023; $5,025 and $26,314 for 2018, 2019, 2020, 2021, 2022 and thereafter, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended June 30	2017	2016	2015
Research and development expenditures	$9,442	$11,029	$9,511

4.
Balance Sheets—Additional Information

As of June 30	2017	2016
Accounts receivable, net
Trade accounts receivable	$132,275	$128,743
Allowance for doubtful accounts	(6,428)	(4,953)
	$125,847	$123,790

As of June 30	2017	2016	2015
Allowance for doubtful accounts
Balance at beginning of period	$4,953	$3,378	$1,235
Provision for bad debts	1,412	1,774	2,587
Effect of changes in exchange rates	159	(132)	(218)
Bad debt write-offs (recovery)	(96)	(67)	(226)
Balance at end of period	$6,428	$4,953	$3,378

As of June 30	2017	2016
Inventories
Raw materials	$54,861	$51,369
Work-in-process	12,402	8,074
Finished goods	93,970	108,248
	$161,233	$167,691

As of June 30	2017	2016
Property, plant and equipment, net
Land	$9,584	$9,612
Buildings and improvements	65,958	64,265
Machinery and equipment	212,589	196,480
	288,131	270,357
Accumulated depreciation	(160,780)	(143,034)
	$127,351	$127,323

Certain facilities in Israel are on leased land. The leases expire in 2023, 2035 and 2062.
Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of $3,558 and $5,180 at June 30, 2017 and 2016, respectively.
Machinery and equipment includes construction-in-progress of $2,690 and $5,595 at June 30, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	Weighted- Average Useful Life (Years)	2017	2016
Intangibles, net
Cost
Medicated feed additive product registrations	10	$10,400	$11,744
Amprolium international marketing rights	10	4,292	4,292
Customer relationships	13	10,616	10,606
Technology	13	67,907	66,960
Distribution agreements	4	3,222	3,275
Trade names, trademarks and other	5	2,740	2,740
In-process research and development		1,800	1,579
		100,977	101,196
Accumulated amortization
Medicated feed additive product registrations		(10,400)	(10,846)
Amprolium international marketing rights		(4,292)	(4,292)
Customer relationships		(6,995)	(6,303)
Technology		(18,776)	(13,877)
Distribution agreements		(3,222)	(3,275)
Trade names, trademarks and other		(2,690)	(2,508)
		(46,375)	(41,101)
		$54,602	$60,095

As of June 30	2017	2016
Goodwill roll-forward
Balance at beginning of period	$21,121	$12,613
Purchase price allocation correction	2,861	—
MVP acquisition	—	8,508
Balance at end of period	$23,982	$21,121

During the three months ended June 30, 2017, the Company determined goodwill and a liability for contingent consideration on acquisitions, initially recorded in the year ended June 30, 2015, were understated by $2,861. The Company corrected the error during the three months ended June 30, 2017, by adjusting goodwill, the liability and acquisition-related interest accrued subsequent to the acquisition date. We evaluated the effect of the error quantitatively and qualitatively, and concluded the error was not material to the current or any previously issued financial statements.
As of June 30	2017	2016
Other assets
Acquisition-related note receivable	$5,000	$5,000
Equity method investments	4,235	4,580
Insurance investments	5,097	4,833
Deferred financing fees	2,552	1,064
Deferred income taxes	23,269	28,019
Deposits	7,074	5,992
Other	6,570	6,977
	$53,797	$56,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,719 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of June 30	2017	2016
Accrued expenses and other current liabilities
Employee related	$26,553	$21,712
Commissions and rebates	6,443	3,722
Insurance related	1,515	1,780
Professional fees	3,823	3,573
Income and other taxes	3,035	1,910
Contingent consideration on acquisitions	—	1,250
Other	11,283	11,756
	$52,652	$45,703

As of June 30	2017	2016
Other liabilities
U.S. pension plan	$6,150	$21,371
International retirement plans	5,257	5,600
Supplemental retirement benefits, deferred compensation and other	9,783	8,984
Long term and deferred income taxes	8,946	8,205
Contingent consideration on acquisitions	11,751	9,172
Other long term liabilities	7,666	7,981
	$49,553	$61,313

Contingent consideration on acquisitions includes $4,107 of accrued compensation related to the service of a key employee.
As of June 30	2017	2016
Accumulated other comprehensive income (loss)
Derivative instruments	$2,686	$2,655
Foreign currency translation adjustment	(43,556)	(41,904)
Unrecognized net pension gains (losses)	(18,059)	(30,977)
(Provision) benefit for income taxes on derivative instruments	(1,553)	(1,548)
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(3,121)	1,823
	$(55,437)	$(61,785)

5.
Acquisition

In January 2016, we purchased the assets of MVP Laboratories, Inc. (“MVP”). MVP was a developer, manufacturer and marketer of livestock vaccines, adjuvants and other products. We acquired all of the assets and assumed certain liabilities used in MVP’s business, including working capital, intellectual property, manufacturing equipment, real property and facilities. The purchase price of approximately $46,576 was paid in cash primarily at closing. We incurred $618 in transaction expenses in connection with the acquisition, which were included in selling, general and administrative expenses.

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
6.
Debt

Term Loans and Revolving Credit Facilities
In June 2017, we entered into a new credit agreement (the “Credit Agreement”). Under the Credit Agreement, lenders extended credit to us in the form of a Term A loan, with an aggregate principal amount of  $250,000 (the “Term A Loan”) and a revolving credit facility, with an aggregate principal amount of $250,000 (the “Revolver,” and together with the Term A Loan, the “Credit Facilities”). We used the proceeds of  $314,138 from the Credit Facilities to repay all debt outstanding under the previous credit facilities as of the closing date and to pay fees and expenses of the transaction. We recorded a $2,598 loss on extinguishment of debt for certain unamortized debt issuance costs and debt discount related to the retired debt.
Borrowings under the Credit Facilities bear interest at rates based on the ratio of the Company and its subsidiaries’ net consolidated first lien indebtedness to the Company and its subsidiaries’ consolidated EBITDA (the “First Lien Net Leverage Ratio”). The interest rate per annum applicable to the loans under the Credit Facilities is based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either (1) a Eurodollar rate determined by reference to LIBOR with a term as selected by the Company, or (2) a base rate determined by reference to the highest of  (a) the rate as publicly announced from time to time by Bank of America as its “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBOR daily floating rate plus 1.00%.
In the case of LIBOR and Eurodollar rate loans, if the First Lien Net Leverage Ratio is (i) greater than 3.00:1.00; (ii) less than 3.00:1.00 but greater than or equal to 2.25:1.00; or, (iii) less than 2.25:1.00, the Credit Facilities have applicable rates equal to 2.00%; 1.75%; and, 1.50%, respectively. In the case of base rate loans, if the First Lien Net Leverage Ratio is (i) greater than 3.00:1.00; (ii) less than 3.00:1.00 but greater than or equal to 2.25:1.00; or, (iii) less than 2.25:1.00, the Credit Facilities have applicable rates equal to 1.00%; 0.75%; and, 0.50%, respectively.
Pursuant to the terms of the Credit Agreement, the Credit Facilities are subject to various covenants that, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

declared. Indebtedness under the Credit Facilities is collateralized by a first priority lien on substantially all assets of Phibro and certain of our domestic subsidiaries. The Credit Agreement contains an acceleration clause should an event of default (as defined in the agreement) occur. The Credit Facilities mature on June 29, 2022.
The Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and, (ii) a minimum interest coverage ratio of 3.00;1.00, each calculated on a trailing four-quarter basis. As of June 30, 2017, we were in compliance with the financial covenants.
As of June 30, 2017, we had $65,000 in borrowings under the Revolver and had outstanding letters of credit of  $5,957, leaving $179,043 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
As of June 30, 2017, the interest rates for the Revolver and the Term A Loan were 2.97% and 3.05%, respectively. The weighted-average interest rate for the previously outstanding revolver was 3.48% and 3.04% for the years ended June 30, 2017 and 2016, respectively. The weighted-average interest rate for the previously outstanding Term B Loan was 4.06% and 4.00% for the years ended June 30, 2017 and 2016, respectively.
In July 2017, we entered into an interest rate swap agreement on $150 million of notional principal that effectively converts the floating LIBOR or base rate portion of our interest obligation on that amount of debt, to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrent with the Credit Agreement.
Foreign Credit Facilities
Our Israel subsidiaries have aggregate credit facilities available of approximately $13.6 million (the “Israel Credit Facilities”). As of June 30, 2017, we had no outstanding borrowings or other commitments outstanding under the Israel Credit Facilities. Interest rate elections under the Israel Credit Facilities are LIBOR plus 2.25% or Prime Rate plus 0.50%. The Israel Credit Facilities mature in March 2018 and April 2018.
Long-Term Debt
As of June 30	2017	2016
Term A Loan due June 2022	$250,000	$—
Term B Loan due April 2021	—	284,200
Capitalized lease obligations	—	7
	250,000	284,207
Unamortized debt issuance costs and debt discount	(1,859)	(3,035)
	248,141	281,172
Less: current maturities	(6,250)	(2,907)
	$241,891	$278,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate Maturities of Long-Term Debt
For the Years Ended June 30
2018	$6,250
2019	12,500
2020	12,500
2021	18,750
2022	200,000
Total	$250,000

7.
Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2017 and 2016 were:
	2017	2016		2017	2016
As of June 30	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock–Class A	300,000,000	300,000,000	$0.0001	19,249,132	18,519,757
Common stock–Class B	30,000,000	30,000,000	$0.0001	20,626,836	20,887,811
Common Stock
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
Dividends
We declared and paid quarterly cash dividends totaling $15,827 for the year ended June 30, 2017, to holders of our Class A common stock and Class B common stock.
8.
Stock Option Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted, and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 5,131,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2017.
There was no compensation expense recognized related to employee stock options for all periods presented in the consolidated financial statements. The following table details stock option activity for 2017:
	Option Shares	Weighted- Average Exercise Price Per Share
Outstanding, June 30, 2016	1,046,040	$11.83
Exercised	(468,400)	$11.83
Outstanding, June 30, 2017	577,640	$11.83
Exercisable, June 30, 2017	577,640	$11.83

At June 30, 2017, exercisable options had a weighted-average remaining contractual life of 1.7 years and had a $14,568 aggregate intrinsic value, based on the closing market price at that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $1,735, $1,910 and $1,927 during 2017, 2016 and 2015. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
10.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the pension plan were as of June 30, 2017, 2016 and 2015.
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
Separately, we offered a lump sum payment option to certain pension plan participants. During the three months ended December 31, 2016, we recognized a partial settlement of the pension plan with respect to the lump sum settlement, which resulted in a charge to the consolidated statement of operations of  $1,702, which we recorded as a component of selling, general and administrative expenses.
Changes in the projected benefit obligation, plan assets and funded status of the domestic noncontributory defined benefit plan were:
For the Years Ended June 30	2017	2016
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$75,664	$62,605
Service cost	845	2,939
Interest cost	2,045	2,893
Benefits paid	(1,521)	(1,271)
Actuarial (gain) loss	(1,448)	8,498
Liability (gain) loss due to curtailment	(6,822)	—
Settlement payments	(5,503)	—
Projected benefit obligation at end of year	$63,260	$75,664

For the Years Ended June 30	2017	2016
Change in plan assets
Fair value of plan assets at beginning of year	$54,293	$44,032
Actual return on plan assets	5,647	(1,202)
Employer contributions	4,194	12,734
Benefits paid	(1,521)	(1,271)
Settlement payments	(5,503)	—
Fair value of plan assets at end of year	$57,110	$54,293
Funded status at end of year	$(6,150)	$(21,371)

The funded status is included in other liabilities in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to contribute approximately $4,109 to the pension plan during 2018. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities.
Accumulated other comprehensive (income) loss related to the pension plan was:
For the Years Ended June 30	2017	2016
Accumulated Other Comprehensive (Income) Loss Related to Pension Plan
Balance at beginning of period	$30,977	$19,884
Amortization of net actuarial loss and prior service costs	(9,213)	(1,784)
Current period net actuarial (gain) loss	(3,705)	12,877
Net change	(12,918)	11,093
Balance at end of period	$18,059	$30,977

Amortization of unrecognized net actuarial loss and prior service costs will be approximately $407 during 2018.
Net pension expense was:
For the Years Ended June 30	2017	2016	2015
Service cost–benefits earned during the year	$845	$2,939	$2,954
Interest cost on benefit obligation	2,045	2,893	2,618
Expected return on plan assets	(3,389)	(3,177)	(2,828)
Amortization of net actuarial loss and prior service costs	672	1,784	1,405
Curtailment expense	16	—	—
Settlement expense	1,702	—	—
Net pension expense	$1,891	$4,439	$4,149

Significant actuarial assumptions for the plan were:
For the Years Ended June 30	2017	2016	2015
Discount rate for service cost	4.0%	4.6%	4.5%
Discount rate for interest cost	3.2%	4.6%	4.5%
Expected rate of return on plan assets	6.1%	6.1%	6.7%
Discount rate for year-end benefit obligation	3.9%	3.9%	4.6%
The plan used the Aon Hewitt AA Bond Universe as a benchmark for its discount rate as of June 30, 2017, 2016 and 2015. The discount rate is determined by matching the pension plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated. During fiscal 2017, the plan was re-measured July 31 and October 31 to recognize a plan freeze and lump sum window, respectively. The discount rate for 2017 service cost and interest cost noted above was determined as the weighted average of the discount rates used for each portion of the fiscal year in effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefit payments, including benefits attributable to future service, are:
For the Years Ended June 30
2018	$2,156
2019	2,388
2020	2,612
2021	2,815
2022	3,014
2023–2027	17,073
The plan’s target asset allocations for 2018 and the weighted-average asset allocation of plan assets as of June 30, 2017 and 2016 are:
	Target Allocation	Percentage of Plan Assets
For the years ended June 30	2018	2017	2016
Debt securities	48%–68%	33%	19%
Equity securities	20%–40%	38%	43%
Global asset allocation/risk parity(1)	2%–22%	17%	26%
Other	0%–10%	12%	12%

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
The investment policy and strategy is to earn a long-term investment return sufficient to meet the obligations of the plans, while assuming a moderate amount of risk in order to maximize investment return. In order to achieve this goal, assets are invested in a diversified portfolio consisting of equity securities, debt securities, and other investments in a manner consistent with ERISA’s fiduciary requirements.
The fair values of the Company’s plan assets by asset category were:
	Fair Value Measurements Using
As of June 30, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,023	$—	$—	$3,023
Common-collective funds
Global large cap equities	—	12,385	7,132	19,517
Fixed income securities	—	16,850	1,136	17,986
Global asset allocations/risk parity	—	5,822	—	5,822
Mutual funds
Global Equities	1,972	—	—	1,972
Fixed income securities	1,099	—	—	1,099
Global asset allocations/risk parity	—	—	—	—
Other
Global asset allocations/risk parity	—	—	4,103	4,103
Other	—	—	3,588	3,588
	$6,094	$35,057	$15,959	$57,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using
As of June 30, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$713	$—	$—	$713
Common-collective funds
Global large cap equities	—	11,963	6,596	18,559
Fixed income securities	—	7,583	—	7,583
Global asset allocations/risk parity	—	4,878	—	4,878
Mutual funds
Global Equities	4,611	—	—	4,611
Fixed income securities	1,366	—	—	1,366
Global asset allocations/risk parity	2,667	—	—	2,667
Other
Fixed income securities	—	—	1,434	1,434
Global asset allocations/risk parity	—	—	6,554	6,554
Other	—	—	5,929	5,929
	$9,357	$24,424	$20,513	$54,294

The table below provides a summary of the changes in the fair value of Level 3 assets:
Change in Fair Value Level 3 assets	2017	2016
Balance at beginning of period	$20,513	$8,989
Redemptions	(9,353)	(3,656)
Purchases	2,533	15,695
Change in fair value	2,266	(515)
Balance at end of period	$15,959	$20,513

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

Our consolidated balance sheets include other liabilities of  $15,139 and $14,898 as of June 30, 2017 and 2016, respectively, for other employee benefits, including international retirement plans, supplemental retirement benefits and long term incentive arrangements. Expense under these plans was $4,304, $5,239, and $3,286 for 2017, 2016 and 2015, respectively.
We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. We make a matching contribution equal to 100% of the first 1% of an employee’s contribution and make a matching contribution equal to 50% of the next 5% of an employee’s contribution. Effective January 1, 2014, for domestic employees hired on or after that date and effective October 1, 2016, for all domestic employees, such employees receive a non-elective Company contribution of 3% of compensation and are eligible to receive an additional discretionary contribution of up to 4% of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation, depending on the employee’s age and years of service, provided that such payments comply with mandatory non-discrimination testing. Participants are fully vested in employer contributions after two years of service. Our contribution expense was $4,154, $2,309, and $1,583, in 2017, 2016 and 2015, respectively.
11.
Income Taxes

Income (loss) before income taxes was:
For the Years Ended June 30	2017	2016	2015
Domestic	$18,015	$2,027	$15,937
Foreign	62,528	74,734	62,826
Income (loss) before income taxes	$80,543	$76,761	$78,763

Components of the provision for income taxes were:
For the Years Ended June 30	2017	2016	2015
Current provision (benefit):
Federal	$383	$(2,889)	$(468)
State and local	724	(474)	(48)
Foreign	14,839	20,168	13,868
Total current provision	15,946	16,805	13,352
Deferred provision (benefit):
Federal	4,675	(2,985)	6,157
State and local	251	911	1,311
Foreign	(833)	(989)	5,933
Change in valuation allowance–domestic	—	(19,588)	(7,468)
Change in valuation allowance–foreign	(4,111)	(121)	(802)
Total deferred provision	(18)	(22,772)	5,131
Provision (benefit) for income taxes	$15,928	$(5,967)	$18,483

During 2017, based on continued profitability, we concluded that it was more likely than not that the value of certain foreign deferred tax assets would be realized, and it was no longer necessary to maintain a related valuation allowance. Accordingly, we released the valuation allowance related to these foreign deferred tax assets. We review the realizability of our deferred tax assets when circumstances indicate a review is required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the federal statutory rate to the Company’s effective tax rate were:
For the Years Ended June 30	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	0.9	0.2	0.2
Change in federal valuation allowance	—	(27.8)	(7.8)
Change in foreign valuation allowance	(5.1)	—	—
Foreign income tax rates	(6.8)	(5.5)	(2.2)
Foreign withholding tax	0.1	0.1	0.3
Foreign incentive tax rates	(3.1)	(4.5)	(4.1)
Domestic tax on foreign income	2.7	2.7	0.9
Change in liability for uncertain tax positions	1.6	(4.9)	1.5
Permanent items	(0.9)	1.5	(0.6)
Exercise of employee stock options	(3.8)	(4.6)	—
Other	(0.8)	—	0.3
Effective tax rate	19.8%	(7.8)%	23.5%

We have not provided for United States or additional foreign taxes on approximately $211,631 of undistributed earnings of foreign subsidiaries, which earnings have been or are intended to be indefinitely reinvested. It is not practicable at this time to determine the amount of income tax liability that would result should such earnings be repatriated. Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:
As of June 30	2017	2016
Deferred tax assets:
Employee related accruals	$7,146	$12,603
Inventory	4,851	2,573
Environmental remediation	2,280	2,208
Net operating loss carry forwards–domestic	4,893	13,768
Net operating loss carry forwards–foreign	4,023	4,346
Other	11,139	7,566
	34,332	43,064
Valuation allowance	(438)	(4,614)
	33,894	38,450
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(9,671)	(9,725)
Other	(2,004)	(1,956)
	(11,675)	(11,681)
Net deferred tax asset	$22,219	$26,769

Deferred taxes are included in the consolidated balance sheets as follows:
As of June 30	2017	2016
Other assets	$23,269	$28,019
Other liabilities	(1,050)	(1,250)
	$22,219	$26,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowances for deferred tax assets were:
As of June 30	2017	2016	2015
Balance at beginning of period	$4,614	$26,622	$32,892
Provision for income taxes	(4,111)	(19,709)	(6,270)
Net operating loss utilization	(65)	(2,299)	—
Balance at end of period	$438	$4,614	$26,622

The valuation allowance for deferred tax assets as of June 30, 2017, is solely related to foreign jurisdictions.
The Company has approximately $9,191 of domestic federal net operating loss carry forwards that expire in 2028 through 2036 and approximately $32,555 of state net operating loss carry forwards that will expire in 2017 through 2036. In addition, the Company has approximately $11,915 of foreign net operating loss carry forwards, most of which are in jurisdictions that have no expiration.
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon examination. Tax liabilities associated with uncertain tax positions represent unrecognized tax benefits, which arise when the estimated benefit recorded in our financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. Substantially all of these unrecognized tax benefits, if recognized, would benefit our effective income tax rate. The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
As of June 30	2017	2016	2015
Unrecognized tax benefits–beginning of period	$4,946	$8,078	$7,420
Tax position changes–prior periods	—	188	(24)
Tax position changes–current period	1,490	472	1,945
Lapse of statute of limitations	(391)	(3,700)	(907)
Translation	508	(92)	(356)
Unrecognized tax benefits–end of period	6,553	4,946	8,078
Interest and penalties–end of period	449	308	1,326
Total liabilities related to uncertain tax positions	$7,002	$5,254	$9,404

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized interest and penalties expense (income) of $116, $(980) and $66 for 2017, 2016 and 2015, respectively.
During 2018, we potentially will reverse $300 of uncertain tax positions as a result of the lapse of the statute of limitations, with a corresponding benefit to the provision for income taxes.
One of our international subsidiaries is undergoing an income tax examination for the years 2013 and 2014. The examination is ongoing and is expected to be completed during 2018. We are unable to determine the effect, if any, of the results of the examination on the provision for income taxes.
Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:
•
U.S. federal and significant states, through June 30, 2007;

•
Brazil, through December 31, 2011;

•
Israel, through June 30, 2012 for certain subsidiaries and through June 30, 2013 for certain subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.
Commitments and Contingencies

Leases
We lease land and office, warehouse and manufacturing equipment and facilities for minimum annual rentals, plus certain cost escalations. We record rent expense on a straight-line basis over the term of the lease. At June 30, 2017, we had the following future minimum lease commitments:
For the Years Ended June 30	Non-cancellable operating leases
2018	$5,363
2019	4,584
2020	3,972
2021	3,430
2022	2,833
Thereafter	2,607
Total minimum lease payments	$22,789

Rent expense under operating leases was $7,715, $8,131, and $7,240 for 2017, 2016 and 2015, respectively.
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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $7,211 and $7,024 at June 30, 2017 and 2016, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
Claims and Litigation
During 2017, we recorded a $7,500 gain in selling, general and administrative expenses resulting from a payment to us by an insurance carrier. The payment reflected the settlement of our claims against the carrier under our liability insurance policies, which arose from damages incurred in 2010 by certain customers resulting from the use of one of our animal health products.
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
13.
Derivatives

We monitor our exposure to foreign currency exchange rates and interest rates and from time-to-time use derivatives to manage certain of these risks. The foreign currency derivatives generally have an expiration or maturity of two years or less and are intended to hedge cash flows related to the purchase of inventory. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). We record the portion of the changes in the value of the derivative, related to a hedged asset or liability (the effective portion), in accumulated other comprehensive income (loss). As the hedged item is sold, we recognize the gain or loss recorded in accumulated other comprehensive income (loss) to the consolidated statements of operations on the same line where the hedged item is charged when released/sold. We immediately recognize in the consolidated statements of operations in the same line as the hedged item, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion).
We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of the assessment for that derivative, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of June 30, 2017:
Instrument	Hedge	Notional amount at June 30, 2017	Fair value as of June 30,
			2017	2016
Options	Brazilian Real calls	R$ 39,000	$2,686	$3,027
Options	Brazilian Real puts	R$ 39,000	$—	$(372)
The fair values as of June 30, 2017, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. Other comprehensive income (loss) included $31 of unrecognized gains for the twelve months ended June 30, 2017. Accumulated other comprehensive income (loss) at June 30, 2017 included $2,686 of net unrecognized gains on derivative instruments; we estimate that $1,759 of those gains will be recognized in earnings within the next twelve months. At June 30, 2017, realized gains of  $1,011 related to matured contracts were recorded as a component of inventory. We anticipate these gains will be recognized as an offset to cost of goods sold within the next twelve months. At June 30, 2016, realized losses of  $1,528 related to matured contracts were recorded as a component of inventory and subsequently recognized in cost of goods sold during 2017. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In assessing the fair value of financial instruments at June 30, 2017 and 2016, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.
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
Debt
We record debt, including term loans and revolver balances, at book value in our consolidated financial statements. We believe the carrying value of the debt is approximately equal to its fair value, due to the variable nature of the instruments.
Contingent Consideration on Acquisitions
We determine the fair value of contingent consideration on acquisitions based on contractual terms, our current forecast of performance factors related to the acquired business and an applicable discount rate.
Derivatives
We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments, such as spot and forward currency translation rates.
As of June 30	2017			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives asset	$—	$2,686	$—	$—	$2,655	$—
Contingent consideration on acquisitions	$—	$—	$(7,644)	$—	$—	$(6,745)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Level 3 Assets (Liabilities)
The table below provides a summary of the changes in the fair value of Level 3 assets (liabilities):
	2017	2016
Balance, June 30, 2016	$(6,745)	$(5,465)
Adjustment to contingent consideration	404	—
Acquisition-related accrued interest	(1,373)	(1,476)
Payment	70	196
Balance, June 30, 2017	$(7,644)	$(6,745)

For a detailed discussion on the fair value of our pension plan assets, see “—Employee Benefit Plans.”
15.
Business Segments

The Animal Health segment manufactures and markets a broad range of products for food animals, including poultry, swine, cattle, dairy and aquaculture. The business includes net sales of medicated feed additives and other related products, nutritional specialty products and vaccines. The Mineral Nutrition segment manufactures and markets a broad range of trace minerals for food animals. The Performance Products segment manufactures and markets a variety of products for use in the personal care, automotive, industrial chemical and chemical catalyst industries.
We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to these segments and we refer to these items as Corporate. We do not allocate Corporate costs or assets to the segments because they are not used to evaluate the segments’ operating results or financial position. Corporate costs include certain costs related to executive management, business technology, legal, finance, human resources and business development. Corporate assets include cash and cash equivalents, certain debt issue costs, income tax related assets and certain other assets.
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended June 30	2017	2016	2015
Net sales
MFAs and other	$321,430	$339,916	$335,735
Nutritional Specialties	111,282	94,084	81,702
Vaccines	65,033	52,140	53,363
Animal Health	497,745	486,140	470,800
Mineral Nutrition	218,298	216,685	227,102
Performance Products	48,238	48,701	50,689
Total segments	$764,281	$751,526	$748,591
Depreciation and amortization
Animal Health	$20,132	$17,149	$15,430
Mineral Nutrition	2,332	2,467	2,468
Performance Products	939	807	577
Total segments	$23,403	$20,423	$18,475
Adjusted EBITDA
Animal Health	$130,261	$127,442	$120,259
Mineral Nutrition	17,426	14,971	14,429
Performance Products	2,057	970	2,646
Total segments	$149,744	$143,383	$137,334
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$80,543	$76,761	$78,763
Interest expense, net	14,906	16,592	14,305
Depreciation and amortization–Total segments	23,403	20,423	18,475
Depreciation and amortization–Corporate	2,598	3,029	3,129
Corporate costs	29,625	29,323	27,315
Acquisition-related cost of goods sold	—	2,566	—
Acquisition-related accrued compensation	1,680	1,680	747
Acquisition-related transaction costs	1,274	618	—
Acquisition-related other, net	(972)	—	—
Pension settlement cost	1,702	—	—
Gain on insurance settlement	(7,500)	—	—
Foreign currency (gains) losses, net	(113)	(7,609)	(5,400)
Loss on extinguishment of debt	2,598	—	—
Adjusted EBITDA–Total segments	$149,744	$143,383	$137,334

Acquisition-related other, net includes the net effect of adjustments to contingent consideration on acquisitions and impairments of intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	2017	2016
Identifiable assets
Animal Health	$442,521	$444,751
Mineral Nutrition	55,184	57,939
Performance Products	23,681	21,557
Total segments	521,386	524,247
Corporate	102,011	83,588
Total	$623,397	$607,835

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,719 and $4,076 as of June 30, 2017 and 2016, respectively. The Performance Products segment includes an investment in equity method investee of  $516 and $504 as of June 30, 2017 and 2016, respectively. Corporate assets include cash and cash equivalents, certain debt issuance costs, income tax related assets and certain other assets.
16.
Geographic Information

The following is information about our geographic operations. Information is attributed to the geographic areas based on the locations of our subsidiaries.
For the Years Ended June 30	2017	2016	2015
Net sales
United States	$484,148	$473,247	$475,942
Israel	92,752	89,999	93,459
Latin America and Canada	96,687	105,667	99,578
Europe and Africa	40,211	36,177	36,397
Asia/Pacific	50,483	46,436	43,215
	$764,281	$751,526	$748,591

As of June 30	2017	2016
Property, plant and equipment, net
United States	$56,459	$56,735
Israel	47,027	46,706
Brazil	22,793	22,720
Other	1,072	1,162
	$127,351	$127,323

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017.
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
Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making its assessment of internal control over financial reporting, we used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2017, due to the fact that certain material weaknesses previously identified in the 2016 Annual Report on Form 10-K filing on August 29, 2016 continue to exist at June 30, 2017, as discussed below:
•
We did not maintain effective internal controls to ensure processing and reporting of valid transactions is complete, accurate, and timely. Specifically, we have not designed and implemented a sufficient level of formal accounting policies and procedures that define how transactions across the business cycles should be initiated, recorded, processed, reported, appropriately authorized and approved.

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
Material Weakness Remediation Efforts
We are in the process of implementing a broad range of changes to our internal control over financial reporting to remediate the material weaknesses described in this item. Our actions to address material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, appropriately authorized and approved. Also, our efforts to ensure maintenance of the appropriate level of segregation of duties includes restricting access to key financial systems and records to appropriate users. We are determining the extent it is necessary to limit access by and modify responsibilities of certain personnel, as well as designing and implementing additional user access controls and compensating controls. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2017.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”
Item 11.   Executive Compensation
The information required by this item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2017.
Item 12.   Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2017.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2017.
Item 14.   Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2017.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
(1)
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the fiscal years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2017, 2016 and 2015
Consolidated Balance Sheets at June 30, 2017 and 2016
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(2)
Schedules: None

(3)
The exhibits filed are listed in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.
Phibro Animal Health Corporation
August 30, 2017	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Phibro Animal Health Corporation
August 30, 2017	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
August 30, 2017	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer
August 30, 2017	By:	/s/ Daniel M. Bendheim Daniel M. Bendheim Director and Executive Vice President, Corporate Strategy
August 30, 2017	By:	/s/ Gerald K. Carlson Gerald K. Carlson Director
August 30, 2017	By:	/s/ E. Thomas Corcoran E. Thomas Corcoran Director
August 30, 2017	By:	/s/ Sam Gejdenson Sam Gejdenson Director
August 30, 2017	By:	/s/ George Gunn George Gunn Director
August 30, 2017	By:	/s/ Mary Lou Malanoski Mary Lou Malanoski Director
August 30, 2017	By:	/s/ Carol A. Wrenn Carol A. Wrenn Director

EXHIBIT INDEX
Exhibit 10.37*	Credit agreement dated June 29, 2017, among Phibro Animal Health Corporation, Bank of America, N.A., and each lender from time to time party thereto
Exhibit 10.38	Promotion Letter Agreement, dated June 16, 2016, between Phibro Animal Health Corporation and Dean J. Warras
Exhibit 10.39	Retention Letter Agreement, dated August 1, 2016, between Phibro Animal Health Corporation and Dean J. Warras
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1**	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2**	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS***	XBRL Instance Document
Exhibit 101.SCH***	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference to Current Report on Form 8-K dated June 29, 2017.

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