Form 10-Q
period 2017-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2017-11-06
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2017, there were 19,581,889 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,602,836 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months
For the Periods Ended September 30	2017	2016
	(unaudited) (in thousands, except per share amounts)
Net sales	$193,412	$187,987
Cost of goods sold	130,030	126,988
Gross profit	63,382	60,999
Selling, general and administrative expenses	40,995	39,186
Operating income	22,387	21,813
Interest expense, net	3,118	3,907
Foreign currency (gains) losses, net	325	334
Income before income taxes	18,944	17,572
Provision (benefit) for income taxes	3,052	5,395
Net income	$15,892	$12,177
Net income per share
basic	$0.40	$0.31
diluted	$0.39	$0.31
Weighted average common shares outstanding
basic	39,944	39,408
diluted	40,293	39,906
Dividends per share	$0.10	$0.10
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months
For the Periods Ended September 30	2017	2016
	(unaudited) (in thousands)
Net income	$15,892	$12,177
Change in fair value of derivative instruments	(622)	34
Foreign currency translation adjustment	3,233	(893)
Unrecognized net pension gains (losses)	131	7,169
(Provision) benefit for income taxes	187	(2,750)
Other comprehensive income (loss)	2,929	3,560
Comprehensive income	$18,821	$15,737

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	September 30, 2017	June 30, 2017
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$62,097	$56,083
Accounts receivable, net	136,337	125,847
Inventories, net	170,928	161,233
Other current assets	25,193	20,502
Total current assets	394,555	363,665
Property, plant and equipment, net	131,242	127,351
Intangibles, net	64,457	54,602
Goodwill	23,982	23,982
Other assets	56,875	53,797
Total assets	$671,111	$623,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$7,895	$6,250
Accounts payable	61,732	56,894
Accrued expenses and other current liabilities	51,480	52,652
Total current liabilities	121,107	115,796
Revolving credit facility	85,000	65,000
Long-term debt	238,959	241,891
Other liabilities	56,570	49,553
Total liabilities	501,636	472,240
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 19,555,839 and 19,249,132 shares issued and outstanding at September 30, 2017, and June 30, 2017, respectively; 30,000,000 Class B shares authorized, 20,614,836 and 20,626,836 shares issued and outstanding at September 30, 2017, and June 30, 2017, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	127,326	123,840
Retained earnings	94,653	82,750
Accumulated other comprehensive income (loss)	(52,508)	(55,437)
Total stockholders’ equity	169,475	151,157
Total liabilities and stockholders’ equity	$671,111	$623,397

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months
For the Periods Ended September 30	2017	2016
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$15,892	$12,177
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,644	6,318
Amortization of debt issuance costs and debt discount	221	253
Acquisition-related cost of goods sold	249	—
Acquisition-related accrued compensation	437	420
Acquisition-related accrued interest	253	393
Deferred income taxes	770	1,706
Foreign currency (gains) losses, net	345	97
Other	213	87
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(8,386)	3,906
Inventories, net	(5,196)	4,544
Other current assets	(4,458)	(2,430)
Other assets	332	346
Accounts payable	3,652	(5,004)
Accrued expenses and other liabilities	(6,165)	(1,357)
Net cash provided (used) by operating activities	4,803	21,456
INVESTING ACTIVITIES
Capital expenditures	(4,998)	(5,911)
Business acquisition	(11,562)	—
Other, net	(272)	25
Net cash provided (used) by investing activities	(16,832)	(5,886)
FINANCING ACTIVITIES
Revolving credit facility borrowings	61,870	34,000
Revolving credit facility repayments	(41,870)	(41,000)
Payments of long-term debt, capital leases and other	(1,652)	(729)
Proceeds from common shares issued	3,486	—
Dividends paid	(3,989)	(3,941)
Net cash provided (used) by financing activities	17,845	(11,670)
Effect of exchange rate changes on cash	198	(90)
Net increase (decrease) in cash and cash equivalents	6,014	3,810
Cash and cash equivalents at beginning of period	56,083	33,605
Cash and cash equivalents at end of period	$62,097	$37,415

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
The unaudited consolidated financial information for the three months ended September 30, 2017 and 2016, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Annual Report”), filed with the Securities and Exchange Commission on August 30, 2017 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2017, was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
The consolidated financial statements include the accounts of Phibro and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in the consolidated financial statements. The decision whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective control over the entity.
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2017, there have been no material changes to any of the significant accounting policies contained therein.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed exercise of stock options. For the three months ended September 30, 2017 and 2016, all common share equivalents were included in the calculation of diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2017	2016
Net income	$15,892	$12,177
Weighted average number of shares – basic	39,944	39,408
Dilutive effect of stock options	349	498
Weighted average number of shares – diluted	40,293	39,906
Net income per share
basic	$0.40	$0.31
diluted	$0.39	$0.31
Dividends
We declared and paid quarterly cash dividends of $0.10 per share, totaling $3,989 during the three months ended September 30, 2017, to holders of our Class A common stock and Class B common stock.
New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities simplifies the application of hedge accounting guidance and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. During the three months ended September 30, 2017, we elected early adoption of this guidance and applied the qualitative method, and it did not have a material effect on our consolidated financial statements. For additional details, see “—Derivatives.”
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
ASU 2015-11, Inventory (Topic 330), requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). NRV is defined as “the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” We applied this guidance during the three months ended September 30, 2017, and it did not have a material effect on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.
Statements of Operations—Additional Information

	Three Months
For the Periods Ended September 30	2017	2016
Interest expense, net
Term loan	$2,033	$2,905
Revolving credit facility	681	955
Amortization of debt issuance costs and debt discount	221	253
Acquisition-related accrued interest	253	393
Other	239	81
Interest expense	3,427	4,587
Interest (income)	(309)	(680)
	$3,118	$3,907
Depreciation and amortization
Depreciation of property, plant and equipment	$5,183	$4,731
Amortization of intangible assets	1,449	1,528
Amortization of other assets	12	59
	$6,644	$6,318

4.
Balance Sheets—Additional Information

As of	September 30, 2017	June 30, 2017
Inventories
Raw materials	$57,719	$54,861
Work-in-process	12,014	12,402
Finished goods	101,195	93,970
	$170,928	$161,233

In September 2017, we acquired a business for approximately $15,000, including approximately $3,500 paid subsequent to September 30, 2017. The business develops, manufactures and markets animal health products. We accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements. Net assets acquired included accounts receivable, inventories, property, plant and equipment, intangible assets, accounts payable and accrued expenses. We expect to refine the valuation of certain assets and liabilities during the measurement period. The business is included in the Animal Health segment.
Goodwill balances did not change during the three months ended September 30, 2017.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,802 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	September 30, 2017	June 30, 2017
Accrued expenses and other current liabilities
Employee related	$21,030	$26,553
Commissions and rebates	4,964	6,443
Insurance related	1,522	1,515
Professional fees	3,513	3,823
Income and other taxes	3,631	3,035
Other	16,820	11,283
	$51,480	$52,652

As of	September 30, 2017	June 30, 2017
Accumulated other comprehensive income (loss)
Derivative instruments	$2,064	$2,686
Foreign currency translation adjustment	(40,323)	(43,556)
Unrecognized net pension gains (losses)	(17,928)	(18,059)
(Provision) benefit for income taxes on derivative instruments	(1,316)	(1,553)
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(3,171)	(3,121)
	$(52,508)	$(55,437)

5.
Debt

Term Loans and Revolving Credit Facilities
Pursuant to a credit agreement (the “Credit Agreement”), we have a revolving credit facility (the “Revolver”), where we can borrow up to $250,000, subject to the terms of the agreement, and a term A loan with an aggregate initial principal amount of  $250,000 (the “Term A Loan,” and together with the Revolver, the “Credit Facilities”). The Credit Facilities have applicable margins equal to 2.00%, 1.75% or 1.50%, in the case of LIBOR and Eurodollar rate loans and 1.00%, 0.75% or 0.50%, in the case of base rate loans; the applicable margins are based on the First Lien Net Leverage Ratio. The libor rate is subject to a floor of 0.00%.
The Credit Facilities require, among other things, the maintenance of  (i) a maximum consolidated first lien net debt to consolidated EBITDA leverage ratio and (ii) a minimum consolidated interest coverage ratio, each calculated on a trailing four quarter basis, and contain an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of September 30, 2017, we were in compliance with the covenants of the Credit Facilities. The Credit Facilities mature on June 29, 2022.
As of September 30, 2017, we had $85,000 in borrowings under the Revolver and had outstanding letters of credit of  $4,651, leaving $160,349 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are one year or less.
The weighted-average interest rates for the Revolver and Term A Loan were 2.98% and 3.22%, respectively, for the three months ended September 30, 2017.
In July 2017, we entered into an interest rate swap agreement on $150 million of notional principal that effectively converts the floating LIBOR or base rate portion of our interest obligation on that amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of debt, to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrent with the Credit Agreement. The interest rate swap has been designated as a highly effective cash flow hedge. For additional details, see “—Derivatives.”
Long-Term Debt
As of	September 30, 2017	June 30, 2017
Term A Loan due June 2022	$248,438	$250,000
Capitalized lease obligations	182	—
	248,620	250,000
Unamortized debt issuance costs and debt discount	(1,766)	(1,859)
	246,854	248,141
Less: current maturities	(7,895)	(6,250)
	$238,959	$241,891

6.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $720 and $603 during the three months ended September 30, 2017 and 2016. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,898 and $7,211 at September 30, 2017, and June 30, 2017, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
9.
Derivatives

We monitor our exposure to foreign currency exchange rates and interest rates and from time-to-time use derivatives to manage certain of these risks. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). All changes in the fair value of a highly effective cash flow hedge are recorded in accumulated other comprehensive income (loss).
We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of the assessment for that derivative, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
The following tables detail the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of September 30, 2017:
Instrument	Hedge	Notional Amount at September 30, 2017	Fair value as of
			Consolidated Balance Sheet	September 30, 2017	June 30, 2017
Options	Brazilian Real calls	R$19,500	Other current assets	$1,781	$2,686
Swap	Interest rate swap	$ 150,000	Other assets	$283	$—
Instrument	Hedge	Gain (loss) recorded in OCI		Gain (loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		September 30, 2017	September 30, 2016	Consolidated Statement of Operations	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Options	Brazilian Real calls	$(905)	$34	Cost of goods sold	$186	$(1,135)	$130,030	$126,988
Swap	Interest rate swap	$283	$—	Interest expense, net	$—	$—	$3,118	$3,907
The foreign currency derivatives generally have an expiration or maturity of two years or less and are intended to hedge cash flows related to the purchase of inventory. These forecasted transactions are probable of occurring. As the hedged item is sold, we recognize the gain or loss recorded in accumulated other comprehensive income (loss) to the consolidated statements of operations on the same line where the hedged item is charged when released/sold. The fair values of the foreign currency options as of September 30, 2017, are unrealized and will fluctuate based on future exchange rates until the derivative contracts mature. Accumulated other comprehensive income (loss) at September 30, 2017 included $1,781 of net unrecognized gains on derivative instruments; we estimate the entire amount will be recognized in earnings within the next twelve months. At September 30, 2017, realized gains of $1,622 related to matured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts were recorded as a component of inventory. We anticipate these gains will be recognized as an offset to cost of goods sold within the next twelve months. At June 30, 2017, net realized gains of  $966 related to matured contracts were recorded as a component of inventory. We recognized $186 of these gains in cost of goods sold during the three months September 30, 2017, and anticipate we will recognize the remaining $780 of these gains in costs of goods sold in the next six months. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold.
In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR or base rate portion of our interest obligation on that amount of debt, to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrent with the Credit Agreement. The forecasted transactions are probable of occurring, and the interest rate swap has been designated as a highly effective cash flow hedge. The fair value of the interest rate swap agreement is recorded as an asset or liability with a corresponding amount included in accumulated other comprehensive income (loss).
10.
Fair Value Measurements

Contingent Consideration on Acquisitions
We determine the fair value of contingent consideration on acquisitions based on contractual terms, our current forecast of performance factors related to the acquired business and an applicable discount rate.
Derivatives
We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments, such as spot and forward currency translation rates, and interest rate curves.
Fair Value of Assets (Liabilities)
As of	September 30, 2017			June 30, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives asset	$—	$1,781	$—	$—	$2,686	$—
Interest rate swap	$—	$283	$—	$—	$—	$—
Contingent consideration on acquisitions	$—	$—	$(7,827)	$—	$—	$(7,644)
The table below provides a summary of the changes in the fair value of Level 3 assets (liabilities):
Balance, June 30, 2017	$(7,644)
Acquisition-related accrued interest	(253)
Payment	70
Balance, September 30, 2017	$(7,827)

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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months
For the Periods Ended September 30	2017	2016
Net sales
MFAs and other	$79,603	$83,419
Nutritional Specialties	30,777	26,304
Vaccines	18,461	14,778
Animal Health	128,841	124,501
Mineral Nutrition	52,073	51,592
Performance Products	12,498	11,894
Total segments	$193,412	$187,987
Depreciation and amortization
Animal Health	$5,254	$4,898
Mineral Nutrition	585	542
Performance Products	246	218
Total segments	$6,085	$5,658
Adjusted EBITDA
Animal Health	$33,742	$32,619
Mineral Nutrition	3,716	3,988
Performance Products	248	742
Total segments	$37,706	$37,349
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$18,944	$17,572
Interest expense, net	3,118	3,907
Depreciation and amortization – Total segments	6,085	5,658
Depreciation and amortization – Corporate	559	660
Corporate costs	7,589	7,524
Acquisition-related cost of goods sold	249	—
Acquisition-related accrued compensation	437	420
Acquisition-related transaction costs	400	1,274
Foreign currency (gains) losses, net	325	334
Adjusted EBITDA – Total segments	$37,706	$37,349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	September 30, 2017	June 30, 2017
Identifiable assets
Animal Health	$479,075	$442,521
Mineral Nutrition	60,371	55,184
Performance Products	22,331	23,681
Total segments	561,777	521,386
Corporate	109,334	102,011
Total	$671,111	$623,397

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,802 and $3,719 as of September 30, 2017 and June 30, 2017, respectively. The Performance Products segment includes an investment in equity method investee of  $559 and $516 as of September 30, 2017 and June 30, 2017, respectively. Corporate assets include cash and cash equivalents, certain debt issuance costs, income tax related assets and certain other assets.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our future results could differ materially from our historical performance as a result of various factors such as those discussed in “Risk Factors” and “Forward-Looking Statements.”
Overview of our business
Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. We also manufacture and market specific ingredients for use in the personal care, automotive, industrial chemical and chemical catalyst industries.
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
Our sales in the United States of products classified by the FDA as medically important antimicrobials were approximately $18 million and $23 million for the twelve months ended September 30, 2017 and June 30, 2017, respectively.
Our business is subject to product registration and authorization regulations. Changes in the regulations could have a material impact on our business. In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. In July 2016, we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. The timing of the FDA’s response to our submission is not subject to a predetermined deadline. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative effect on the results of our operations.
Our sales in the United States of Mecadox were approximately $14 million for each of the twelve months ended September 30, 2017 and June 30, 2017, respectively.

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months
For the Periods Ended September 30	2017	2016	Change
	(in thousands, except per share amounts and percentages)
Net sales	$193,412	$187,987	$5,425	3%
Gross profit	63,382	60,999	2,383	4%
Selling, general and administrative expenses	40,995	39,186	1,809	5%
Operating income	22,387	21,813	574	3%
Interest expense, net	3,118	3,907	(789)	(20)%
Foreign currency (gains) losses, net	325	334	(9)	(3)%
Income before income taxes	18,944	17,572	1,372	8%
Provision (benefit) for income taxes	3,052	5,395	(2,343)	(43)%
Net income	$15,892	$12,177	$3,715	31%
Net income per share
basic	$0.40	$0.31	$0.09
diluted	$0.39	$0.31	$0.08
Weighted average number of shares outstanding
basic	39,944	39,408
diluted	40,293	39,906
Ratio to net sales
Gross profit	32.8%	32.4%
Selling, general and administrative expenses	21.2%	20.8%
Operating income	11.6%	11.6%
Income before income taxes	9.8%	9.3%
Net income	8.2%	6.5%
Effective tax rate	16.1%	30.7%

Certain amounts and percentages may reflect rounding adjustments.
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

Segment net sales and Adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2017	2016	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$79,603	$83,419	$(3,816)	(5)%
Nutritional specialties	30,777	26,304	4,473	17%
Vaccines	18,461	14,778	3,683	25%
Animal Health	128,841	124,501	4,340	3%
Mineral Nutrition	52,073	51,592	481	1%
Performance Products	12,498	11,894	604	5%
Total	$193,412	$187,987	$5,425	3%
Adjusted EBITDA
Animal Health	$33,742	$32,619	$1,123	3%
Mineral Nutrition	3,716	3,988	(272)	(7)%
Performance Products	248	742	(494)	(67)%
Corporate	(7,589)	(7,524)	(65)	*
Total	$30,117	$29,825	$292	1%
Adjusted EBITDA ratio to segment net sales
Animal Health	26.2%	26.2%
Mineral Nutrition	7.1%	7.7%
Performance Products	2.0%	6.2%
Corporate(1)	(3.9)%	(4.0)%
Total(1)	15.6%	15.9%

(1)
reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2017	2016	Change
	(in thousands, except percentages)
Net income	$15,892	$12,177	$3,715	31%
Interest expense, net	3,118	3,907	(789)	(20)%
Provision (benefit) for income taxes	3,052	5,395	(2,343)	(43)%
Depreciation and amortization	6,644	6,318	326	5%
EBITDA	28,706	27,797	909	3%
Acquisition-related cost of goods sold	249	—	249	*
Acquisition-related accrued compensation	437	420	17	4%
Acquisition-related transaction costs	400	1,274	(874)	(69)%
Foreign currency (gains) losses, net	325	334	(9)	(3)%
Adjusted EBITDA	$30,117	$29,825	$292	1%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of three months ended September 30, 2017 and 2016
Net sales
Net sales of $193.4 million for the three months ended September 30, 2017, increased $5.4 million, or 3%, as compared to the three months ended September 30, 2016. Animal Health, Performance Products and Mineral Nutrition grew $4.3 million, $0.6 million and $0.5 million respectively.
Animal Health
Net sales of $128.8 million for the three months ended September 30, 2017, grew $4.3 million, or 3%. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups within the segment. Nutritional specialty products grew $4.5 million, or 17%, primarily due to volume growth of our products for the U.S. poultry and dairy industries. Vaccines grew $3.7 million, or 25%, primarily due to volume growth of our products for the poultry and swine industries. MFAs and other declined $3.8 million, or 5%, primarily due to volume declines. Domestic net sales of MFAs and other declined $10.5 million due to $4.2 million lower sales of medically important antimicrobials and due to unfavorable timing of certain customer orders. International net sales increased $6.7 million due to growth across most regions, including the benefit of improved economic conditions in Brazil.
Mineral Nutrition
Net sales of $52.1 million increased $0.5 million, or 1%, for the three months ended September 30, 2017. The increased revenue was primarily due to higher average selling prices resulting from underlying raw material commodity price increases. The increase in average selling prices was partially offset by lower volumes of trace mineral products due to customer demand.
Performance Products
Net sales of $12.5 million increased $0.6 million, or 5%, for the three months ended September 30, 2017, due to higher average selling prices and higher volumes of copper-based products.
Gross profit
Gross profit of $63.4 million for the three month ended September 30, 2017, increased $2.4 million, or 4%, as compared to the three months ended September 30, 2016. Gross profit increased to 32.8% of net sales for the three months ended September 30, 2017, as compared to 32.4% for the three months ended September 30, 2016. The three months ended September 30, 2017, included $0.2 million of acquisition-related cost of goods sold. Depreciation expense included in cost of goods sold increased $0.5 million due to recent capital expenditures. Excluding the effects of the acquisition-related cost of goods sold and increased depreciation, Animal Health gross profit increased $3.7 million due to volume growth in nutritional specialty and vaccine products, as well as lower unit costs from improved operating efficiencies, partially offset by volume declines in MFAs and other products. Mineral Nutrition gross profit decreased $0.2 million due to higher raw material costs, partially offset by higher average selling prices. Performance Products gross profit decreased $0.4 million due to higher product costs for copper-based products, partially offset by higher average selling prices of copper-based products.
Selling, general and administrative expenses
SG&A of $41.0 million for the three months ended September 30, 2017, increased $1.8 million, or 5%, as compared to the three months ended September 30, 2016. SG&A for the three months ended September 30, 2017 and 2016, included $0.4 million and $1.3 million, in acquisition-related transaction costs, respectively. Excluding these costs, SG&A increased $2.7 million, or 7%, for the year.
Animal Health SG&A increased $2.5 million, driven by sales force expansion and product development costs. Mineral Nutrition and Performance increased $0.1 million and $0.2 million, respectively. Excluding the acquisition-related transaction costs, Corporate decreased less than $0.1 million, as reduced pension costs offset increases in other expenses.

Interest expense, net
Interest expense, net of $3.1 million for the three months ended September 30, 2017, decreased $0.8 million, or 20%, as compared to the three months ended September 30, 2016. Interest expense decreased $1.2 million compared to the prior year, primarily due to lower interest rates in the new Credit Facilities completed in June 2017. Interest income decreased $0.4 million due to less interest on deposits in foreign jurisdictions.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended September 30, 2017, amounted to net losses of $0.3 million, as compared to $0.3 million in net losses for the three months ended September 30, 2016. Foreign currency losses in the three months ended September 30, 2017, were primarily due to the movement of the South African and Mexican currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income taxes was $3.1 million and $5.4 million for the three months ended September 30, 2017 and 2016, respectively. The effective income tax rates for these periods were 16.1% and 30.7%, respectively. The provisions for income taxes for the three months ended September 30, 2017 included a benefit of  $2.7 million from the exercise of employee stock options. Without the benefit, the effective income tax rates for the three months ended September 30, 2017 would have been 30.6%.
Net income
Net income of $15.9 million for the three months ended September 30, 2017, increased $3.7 million, as compared to net income of $12.2 million for the three months ended September 30, 2016. The increase was a result of the factors described above, including a $2.3 million reduction in income tax expense and a $0.8 million reduction in interest expense, net.
Adjusted EBITDA
Adjusted EBITDA of $30.1 million for the three months ended September 30, 2017, increased $0.3 million, or 1%, as compared to the three months ended September 30, 2016. Animal Health Adjusted EBITDA increased $1.1 million, or 3%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA decreased $0.3 million, or 7%, due to higher raw material costs, partially offset by higher average selling prices. Performance Products Adjusted EBITDA decreased $0.5 million, due to higher product costs, partially offset by higher average selling prices. Corporate expenses increased $0.1 million due to increased compensation and benefit costs, partially offset by lower pension costs.
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
	Three Months
For the Periods Ended September 30	2017	2016	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$4,803	$21,456	$(16,653)
Investing activities	(16,832)	(5,886)	(10,946)
Financing activities	17,845	(11,670)	29,515
Effect of exchange-rate changes on cash and cash equivalents	198	(90)	288
Net increase/(decrease) in cash and cash equivalents	$6,014	$3,810	$2,204

Net cash provided (used) by operating activities was comprised of:
	Three Months
For the Periods Ended September 30	2017	2016	Change
	(in thousands)
EBITDA	$28,706	$27,797	$909
Acquisition-related cost of goods sold	249	—	249
Acquisition-related accrued compensation	437	420	17
Acquisition-related transaction costs	400	1,274	(874)
Foreign currency (gains) losses, net	325	334	(9)
Interest paid	(2,679)	(3,770)	1,091
Income taxes paid	(4,039)	(3,717)	(322)
Changes in operating assets and liabilities and other items	(18,196)	392	(18,588)
Cash used for acquisition-related transaction costs	(400)	(1,274)	874
Net cash provided (used) by operating activities	$4,803	$21,456	$(16,653)

Certain amounts may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $4.8 million for the three months ended September 30, 2017. Cash provided by net income and non-cash charges, including depreciation and amortization, was partially offset by $18.2 million of cash used in the ordinary course of business for changes in operating assets and liabilities and other items. Accounts receivable used $8.4 million of cash due to the timing of sales and collections in international regions. Increased inventories used $5.2 million of cash due to the timing of sales, purchases and production; a $3.7 million source of cash from increased accounts payable was primarily related to the timing of inventory purchases. Seasonality was a significant reason for the increases in inventories and accounts payable. Accrued expenses and other liabilities, excluding the effect of changes in accrued income tax and interest, used $4.4 million of cash primarily due to annual incentive compensation payments.
Investing activities
Net cash used in investing activities was $16.8 million for the three months ended September 30, 2017. Cash used for an acquisition of a business was $11.6 million. Capital expenditures were $5.0 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Other investing activities used $0.3 million of cash.

Financing activities
Net cash provided by financing activities was $17.9 million for the three months ended September 30, 2017. Net borrowings on our Revolver provided $20.0 million. We received $3.5 million from the issuance of common shares related to the exercise of stock options. We paid $4.0 million in dividends to holders of our Class A and Class B common stock. We paid $1.7 million in scheduled debt and other requirements.
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
Certain relevant measures of our liquidity and capital resources follow:
As of	September 30, 2017	June 30, 2017	Change
	(in thousands, except ratios)
Cash and cash equivalents	$62,097	$56,083	$6,014
Working capital	219,246	198,036	21,210
Ratio of current assets to current liabilities	2.94:1	2.81:1
We define working capital as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At September 30, 2017, we had $85.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $4.7 million, leaving $160.3 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends of  $0.10 per share, representing $16.1 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of  $0.10 per share on Class A and Class B common stock during the three months ended September 30, 2017. On November 6, 2017, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of December 6, 2017, payable on December 27, 2017.
At September 30, 2017, our cash and cash equivalents included $59.0 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Contractual obligations
As of September 30, 2017, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2017.
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

Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of September 30, 2017, there have been no material changes to any of the critical accounting policies contained therein.
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
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. We use, from time to time, foreign currency contracts and interest rate swaps as a means of hedging exposure to foreign currency risks and fluctuating interest rates, respectively. We also utilize, on a limited basis, certain commodity derivatives, primarily on copper used in manufacturing processes, to hedge the cost of anticipated purchase or supply requirements. We do not utilize derivative instruments for trading or speculative purposes. We do not hedge our exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values. We monitor the financial stability and credit standing of our major counterparties.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2017.
Management’s Remediation Plan
We are in the process of implementing a broad range of changes to our internal control over financial reporting to remediate the material weaknesses that existed as of June 30, 2017. Our actions to address material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, appropriately authorized and approved. Also, our efforts to ensure maintenance of the appropriate level of segregation of duties includes restricting access to key financial systems and records to appropriate users. We are determining the extent it is necessary to limit access by and modify responsibilities of certain personnel, as well as designing and implementing additional user access controls and compensating controls. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Phibro Animal Health Corporation
November 6, 2017	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
November 6, 2017	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer