Form 10-Q
period 2017-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2018-02-05
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 29, 2018, there were 19,589,889 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,602,836 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Six Months
For the Periods Ended December 31	2017	2016	2017	2016
	(unaudited) (in thousands, except per share amounts)
Net sales	$205,876	$191,598	$399,288	$379,585
Cost of goods sold	138,957	128,100	268,987	255,088
Gross profit	66,919	63,498	130,301	124,497
Selling, general and administrative expenses	42,981	40,870	83,976	80,056
Operating income	23,938	22,628	46,325	44,441
Interest expense, net	3,050	3,872	6,168	7,779
Foreign currency (gains) losses, net	(323)	(548)	2	(214)
Income before income taxes	21,211	19,304	40,155	36,876
Provision (benefit) for income taxes	14,179	5,887	17,231	11,282
Net income	$7,032	$13,417	$22,924	$25,594
Net income per share
basic	$0.17	$0.34	$0.57	$0.65
diluted	$0.17	$0.34	$0.57	$0.64
Weighted average common shares outstanding
basic	40,186	39,411	40,065	39,409
diluted	40,364	40,002	40,329	39,954
Dividends per share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months		Six Months
For the Periods Ended December 31	2017	2016	2017	2016
	(unaudited) (in thousands)
Net income	$7,032	$13,417	$22,924	$25,594
Change in fair value of derivative instruments	(276)	270	(898)	304
Foreign currency translation adjustment	(5,005)	(2,296)	(1,772)	(3,189)
Unrecognized net pension gains (losses)	95	4,671	226	11,840
(Provision) benefit for income taxes	809	(1,894)	996	(4,644)
Other comprehensive income (loss)	(4,377)	751	(1,448)	4,311
Comprehensive income	$2,655	$14,168	$21,476	$29,905

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	December 31, 2017	June 30, 2017
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$40,185	$56,083
Short-term investments	27,000	—
Accounts receivable, net	132,242	125,847
Inventories, net	173,613	161,233
Other current assets	23,407	20,502
Total current assets	396,447	363,665
Property, plant and equipment, net	127,940	127,351
Intangibles, net	56,454	54,602
Goodwill	29,624	23,982
Other assets	52,665	53,797
Total assets	$663,130	$623,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$9,458	$6,250
Accounts payable	64,779	56,894
Accrued expenses and other current liabilities	52,999	52,652
Total current liabilities	127,236	115,796
Revolving credit facility	71,000	65,000
Long-term debt	235,910	241,891
Other liabilities	60,659	49,553
Total liabilities	494,805	472,240
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 19,585,889 and 19,249,132 shares issued and outstanding at December 31, 2017, and June 30, 2017, respectively; 30,000,000 Class B shares authorized, 20,602,836 and 20,626,836 shares issued and outstanding at December 31, 2017, and June 30, 2017, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	127,540	123,840
Retained earnings	97,666	82,750
Accumulated other comprehensive income (loss)	(56,885)	(55,437)
Total stockholders’ equity	168,325	151,157
Total liabilities and stockholders’ equity	$663,130	$623,397

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months
For the Periods Ended December 31	2017	2016
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$22,924	$25,594
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	13,275	12,762
Amortization of debt issuance costs and debt discount	441	508
Acquisition-related cost of goods sold	1,671	—
Acquisition-related accrued compensation	924	840
Acquisition-related accrued interest	505	855
Pension settlement cost	—	1,702
Deferred income taxes	5,725	3,736
Foreign currency (gains) losses, net	11	293
Other	418	310
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(5,075)	(1,583)
Inventories, net	(10,845)	7,017
Other current assets	(4,751)	919
Other assets	664	(512)
Accounts payable	7,473	(4,667)
Accrued expenses and other liabilities	3,733	(41)
Net cash provided (used) by operating activities	37,093	47,733
INVESTING ACTIVITIES
Purchases of short-term investments	(27,000)	—
Capital expenditures	(8,851)	(10,564)
Business acquisition	(15,000)	—
Other, net	(716)	(201)
Net cash provided (used) by investing activities	(51,567)	(10,765)
FINANCING ACTIVITIES
Revolving credit facility borrowings	109,870	73,000
Revolving credit facility repayments	(103,870)	(93,500)
Payments of long-term debt, capital leases and other	(3,236)	(2,776)
Proceeds from common shares issued	3,700	110
Dividends paid	(8,008)	(7,882)
Net cash provided (used) by financing activities	(1,544)	(31,048)
Effect of exchange rate changes on cash	120	(305)
Net increase (decrease) in cash and cash equivalents	(15,898)	5,615
Cash and cash equivalents at beginning of period	56,083	33,605
Cash and cash equivalents at end of period	$40,185	$39,220

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
The unaudited consolidated financial information for the three and six months ended December 31, 2017 and 2016, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Annual Report”), filed with the Securities and Exchange Commission on August 30, 2017 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2017, was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2017, there have been no material changes to any of the significant accounting policies contained therein, except for the addition of our policy on short-term investments.
Short-term Investments
Short-term investments include highly liquid investments with maturities of greater than three months and less than one year at the time of purchase. These investments are classified as held to maturity and related interest income is recorded as earned. We determine the appropriate balance sheet classification at the time of purchase and at each balance sheet date. Investments held at financial institutions may at times exceed insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed exercise of stock options. For the three and six months ended December 31, 2017 and 2016, all common share equivalents were included in the calculation of diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Six Months
For the Periods Ended December 31	2017	2016	2017	2016
Net income	$7,032	$13,417	$22,924	$25,594
Weighted average number of shares – basic	40,186	39,411	40,065	39,409
Dilutive effect of stock options	178	591	264	545
Weighted average number of shares – diluted	40,364	40,002	40,329	39,954
Net income per share
basic	$0.17	$0.34	$0.57	$0.65
diluted	$0.17	$0.34	$0.57	$0.64
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
ASU 2015-11, Inventory (Topic 330), requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). NRV is defined as “the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” We adopted this guidance and it did not have a material effect on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.
Statements of Operations—Additional Information

	Three Months		Six Months
For the Periods Ended December 31	2017	2016	2017	2016
Interest expense, net
Term loan	$2,110	$2,866	$4,143	$5,771
Revolving credit facility	739	731	1,420	1,686
Amortization of debt issuance costs and debt discount	220	255	441	508
Acquisition-related accrued interest	252	462	505	855
Other	2	47	241	128
Interest expense	3,323	4,361	6,750	8,948
Interest (income)	(273)	(489)	(582)	(1,169)
	$3,050	$3,872	$6,168	$7,779
Depreciation and amortization
Depreciation of property, plant and equipment	$5,222	$4,952	$10,405	$9,683
Amortization of intangible assets	1,397	1,434	2,846	2,962
Amortization of other assets	12	58	24	117
	$6,631	$6,444	$13,275	$12,762

4.
Balance Sheets—Additional Information

As of	December 31, 2017	June 30, 2017
Inventories
Raw materials	$65,976	$54,861
Work-in-process	13,325	12,402
Finished goods	94,312	93,970
	$173,613	$161,233

In September 2017, we acquired a business for $15,000. The business develops, manufactures and markets animal health products. We accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements. Net assets acquired included accounts receivable, inventories, property, plant and equipment, intangible assets, goodwill, accounts payable, accrued expenses and other liabilities. Goodwill is not deductible for income tax purposes. We may further refine the determination of certain assets and liabilities during the measurement period. The business is included in the Animal Health segment.
As of	December 31, 2017	June 30, 2017
Goodwill roll-forward
Balance at beginning of period	$23,982	$21,121
Purchase price allocation adjustment	—	2,861
Acquisition	5,642	—
Balance at end of period	$29,624	$23,982

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,905 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	December 31, 2017	June 30, 2017
Accrued expenses and other current liabilities
Employee related	$22,590	$26,553
Commissions and rebates	5,830	6,443
Insurance related	1,549	1,515
Professional fees	3,944	3,823
Income and other taxes	4,000	3,035
Other	15,086	11,283
	$52,999	$52,652

As of	December 31, 2017	June 30, 2017
Accumulated other comprehensive income (loss)
Derivative instruments	$1,788	$2,686
Foreign currency translation adjustment	(45,328)	(43,556)
Unrecognized net pension gains (losses)	(17,833)	(18,059)
(Provision) benefit for income taxes on derivative instruments	(483)	(1,553)
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(3,195)	(3,121)
	$(56,885)	$(55,437)

5.
Debt

Term Loans and Revolving Credit Facilities
Pursuant to a credit agreement (the “Credit Agreement”), we have a revolving credit facility (the “Revolver”), where we can borrow up to $250,000, subject to the terms of the agreement, and a term A loan with an aggregate initial principal amount of  $250,000 (the “Term A Loan,” and together with the Revolver, the “Credit Facilities”). The Credit Facilities have applicable margins equal to 2.00%, 1.75% or 1.50%, in the case of LIBOR and Eurodollar rate loans and 1.00%, 0.75% or 0.50%, in the case of base rate loans; the applicable margins are based on the First Lien Net Leverage Ratio, as defined in the Credit Agreement. The libor rate is subject to a floor of 0.00%.
The Credit Facilities require, among other things, the maintenance of  (i) a maximum First Lien Net Leverage Ratio and (ii) a minimum consolidated interest coverage ratio, each calculated on a trailing four quarter basis, and contain an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of December 31, 2017, we were in compliance with the covenants of the Credit Facilities. The Credit Facilities mature on June 29, 2022.
As of December 31, 2017, we had $71,000 in borrowings under the Revolver and had outstanding letters of credit of  $4,606, leaving $174,394 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are one year or less.
The weighted-average interest rates for the Revolver and Term A Loan were 3.01% and 3.29%, respectively, for the six months ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Long-Term Debt
As of	December 31, 2017	June 30, 2017
Term A Loan due June 2022	$246,875	$250,000
Capitalized lease obligations	166	—
	247,041	250,000
Unamortized debt issuance costs and debt discount	(1,673)	(1,859)
	245,368	248,141
Less: current maturities	(9,458)	(6,250)
	$235,910	$241,891

6.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $409 and $1,129 during the three and six months ended December 31, 2017, respectively, and $445 and $1,047 during the three and six months ended December 31, 2016, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
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
During the three month ended December 31, 2016, we recognized a partial settlement of the pension plan, which resulted in a charge to the consolidated statements of operations of  $1,702, which was recorded as a component of selling, general and administrative expenses.
8.
Income Taxes

The United States government enacted comprehensive income tax legislation (the “Tax Act”) in December 2017. The Tax Act makes broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate and changes to business-related exclusions, deductions and credits. The Tax Act also has consequences related to our international operations.
Our consolidated financial statements as of December 31, 2017, and for the three and six months then ended, reflect the estimated effects of the Tax Act, including:
•
a $2,450 provision for income taxes and reduction in deferred tax assets for the remeasurement of deferred tax assets and liabilities to reflect the reduced income tax rate;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
a $4,249 provision for income taxes and increase in current and long-term liabilities to reflect the one-time mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries;

•
an update to the provision for income taxes to reflect a statutory 28.1% weighted-average federal income tax rate and other elements of the Tax Act in effect for our fiscal year ending June 30, 2018. The statutory federal income tax rate will be 21.0% for our fiscal year beginning July 1, 2018.

We have recorded reasonable estimates of the effects of the Tax Act; however, we have not completed the analysis of all necessary information, including our assessment of a potential provision for Global Intangible Low-Taxed Income wherein taxes on certain foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. As such, we have recorded provisional amounts and may adjust such amounts as we complete our analysis. The final financial statement effects of the Tax Act may differ from the provisional amounts, possibly materially, due to, among other things, changes in interpretations, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations, or any updates or changes to estimates we have utilized.
Our consolidated financial statements as of December 31, 2017, and for the three and six months then ended, also reflect the following discrete income tax related items:
•
a $527 provision for income taxes and a reduction in accumulated other comprehensive income (“AOCI”). The provision was necessary to eliminate the income taxes remaining in AOCI after all related foreign currency derivatives had matured and were completely cleared from AOCI;

•
a $1,000 provision for income taxes and a reduction in deferred tax assets for the remeasurement of deferred tax assets to reflect a reduced income tax rate in certain international jurisdictions.

•
a $387 net provision and a $2,359 benefit from the exercise of employee stock options for the three and six months ended December 31, 2017, respectively. The net provision from the exercise of employee stock options included a $460 provision to adjust the benefit recognized in the three months ended September 30, 2017, to the reduced income tax rate.

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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,866 and $7,211 at December 31, 2017, and June 30, 2017, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
The outstanding derivatives that are designated and effective as cash flow hedges as of December 31, 2017 were:
Instrument	Hedge	Notional Amount at December 31, 2017	Consolidated Balance Sheet	Fair value as of
				December 31, 2017	June 30, 2017
Options	Brazilian Real calls	R$—	Other current assets	$—	$2,686
Swap	Interest rate swap	$150,000	Other assets	$1,788	$—
The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the three and six months ended December 31, 2017 and 2016.
For the Three Months Ended December 31
Instrument	Hedge	Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		2017	2016	Consolidated Statement of Operations	2017	2016	2017	2016
Options	Brazilian Real calls	$(1,781)	$270	Cost of goods sold	$517	$(393)	$138,957	$128,100
Swap	Interest rate swap	$1,505	$—	Interest expense, net	$—	$—	$3,050	$3,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31
Instrument	Hedge	Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		2017	2016	Consolidated Statement of Operations	2017	2016	2017	2016
Options	Brazilian Real calls	$(2,686)	$304	Cost of goods sold	$703	$(1,528)	$268,987	$255,088
Swap	Interest rate swap	$1,788	$—	Interest expense, net	$—	$—	$6,168	$7,779
The foreign currency derivatives generally had a maturity of two years or less; no foreign currency derivatives were outstanding as of December 31, 2017. The foreign currency derivatives were intended to hedge cash flows related to the purchase of inventory. For the six months ended December 31, 2017, realized gains of  $3,254 related to matured contracts were recorded as a component of inventory. We anticipate these gains will be recognized as an offset to cost of goods sold within the next twelve months. At June 30, 2017, net realized gains of  $966 related to matured contracts were recorded as a component of inventory. We recognized $703 of these gains in cost of goods sold during the six months ended December 31, 2017, and anticipate we will recognize the remaining $263 of these gains in costs of goods sold in the three months ending March 31, 2018. We recognize gains (losses) related to these derivative instruments as a component of cost of goods sold at the time the hedged item is sold.
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
11.
Fair Value Measurements

Short-term investments
We consider the carrying amounts of short-term investments to be representative of their fair value because of the nature of the items.
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
Fair Value of Assets (Liabilities)
As of	December 31, 2017			June 30, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$27,000	$—	$—	$—	$—	$—
Derivatives asset	$—	$—	$—	$—	$2,686	$—
Interest rate swap	$—	$1,788	$—	$—	$—	$—
Contingent consideration on acquisitions	$—	$—	$(8,079)	$—	$—	$(7,644)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides a summary of the changes in the fair value of Level 3 assets (liabilities):

Balance, June 30, 2017	$(7,644)
Acquisition-related accrued interest	(505)
Payment	70
Balance, December 31, 2017	$(8,079)

12.
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months		Six Months
For the Periods Ended December 31	2017	2016	2017	2016
Net sales
Animal Health	$132,845	$123,673	$261,686	$248,174
Mineral Nutrition	59,616	56,699	111,689	108,291
Performance Products	13,415	11,226	25,913	23,120
Total segments	$205,876	$191,598	$399,288	$379,585
Depreciation and amortization
Animal Health	$5,265	$5,011	$10,519	$9,909
Mineral Nutrition	584	542	1,169	1,084
Performance Products	259	235	505	453
Total segments	$6,108	$5,788	$12,193	$11,446
Adjusted EBITDA
Animal Health	$35,036	$34,609	$68,778	$67,228
Mineral Nutrition	5,614	4,741	9,330	8,729
Performance Products	264	260	512	1,002
Total segments	$40,914	$39,610	$78,620	$76,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Six Months
For the Periods Ended December 31	2017	2016	2017	2016
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$21,211	$19,304	$40,155	$36,876
Interest expense, net	3,050	3,872	6,168	7,779
Depreciation and amortization – Total segments	6,108	5,788	12,193	11,446
Depreciation and amortization – Corporate	523	656	1,082	1,316
Corporate costs	8,436	8,416	16,025	15,940
Acquisition-related cost of goods sold	1,422	—	1,671	—
Acquisition-related accrued compensation	487	420	924	840
Acquisition-related transaction costs	—	—	400	1,274
Pension settlement cost	—	1,702	—	1,702
Foreign currency (gains) losses, net	(323)	(548)	2	(214)
Adjusted EBITDA – Total segments	$40,914	$39,610	$78,620	$76,959

As of	December 31, 2017	June 30, 2017
Identifiable assets
Animal Health	$465,058	$442,521
Mineral Nutrition	63,407	55,184
Performance Products	23,541	23,681
Total segments	552,006	521,386
Corporate	111,124	102,011
Total	$663,130	$623,397

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,905 and $3,719 as of December 31, 2017 and June 30, 2017, respectively. The Performance Products segment includes an investment in an equity method investee of  $624 and $516 as of December 31, 2017 and June 30, 2017, respectively. Corporate assets include cash and cash equivalents, certain debt issuance costs, income tax related assets and certain other assets.

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
Our sales in the United States of products classified by the FDA as medically important antimicrobials were approximately $16 million and $23 million for the twelve months ended December 31, 2017 and June 30, 2017, respectively.
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
Our sales in the United States of Mecadox were approximately $13 million and $14 million for the twelve months ended December 31, 2017 and June 30, 2017, respectively.

Recent Developments
The United States government enacted comprehensive income tax legislation (the “Tax Act”) in December 2017. The Tax Act makes broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate and changes to business-related exclusions, deductions and credits. The Tax Act also has consequences related to our international operations.
Our consolidated financial statements as of December 31, 2017, and for the three and six months then ended, reflect the estimated effects of the Tax Act, including:
•
a $2.5 million provision for income taxes and reduction in deferred tax assets for the remeasurement of deferred tax assets and liabilities to reflect the reduced income tax rate;

•
a $4.2 million provision for income taxes and increase in current and long-term liabilities to reflect the one-time mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries;

•
an update to the provision for income taxes to reflect a statutory 28.1% weighted-average federal income tax rate and other elements of the Tax Act in effect for our fiscal year ending June 30, 2018. The statutory federal income tax rate will be 21.0% for our fiscal year beginning July 1, 2018.

We have recorded reasonable estimates of the effects of the Tax Act; however, we have not completed the analysis of all necessary information, including our assessment of a potential provision for Global Intangible Low-Taxed Income wherein taxes on certain foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. As such, we have recorded provisional amounts and may adjust such amounts as we complete our analysis. The final financial statement effects of the Tax Act may differ from the provisional amounts, possibly materially, due to, among other things, changes in interpretations, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations, or any updates or changes to estimates we have utilized.
Our consolidated financial statements as of December 31, 2017, and for the three and six months then ended, also reflect the following discrete income tax related items:
•
a $0.5 million provision for income taxes and a reduction in accumulated other comprehensive income (“AOCI”). The provision was necessary to eliminate the income taxes remaining in AOCI after all related foreign currency derivatives had matured and were completely cleared from AOCI;

•
a $1.0 million provision for income taxes and a reduction in deferred tax assets for the remeasurement of deferred tax assets to reflect a reduced income tax rate in certain international jurisdictions

•
a $0.4 million net provision and a $2.4 million benefit from the exercise of employee stock options for the three and six months ended December 31, 2017, respectively. The net provision from the exercise of employee stock options included a $0.5 million provision to adjust the benefit recognized in the three months ended September 30,2017, to reduced income tax rate.

The effective income tax rate for the six months ended December 31, 2017 would have been 28.3% without these discrete items.

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Six Months
For the Periods Ended December 31	2017	2016	Change		2017	2016	Change
	(in thousands, except per share amounts and percentages)
Net sales	$205,876	$191,598	$14,278	7%	$399,288	$379,585	$19,703	5%
Gross profit	66,919	63,498	3,421	5%	130,301	124,497	5,804	5%
Selling, general and administrative expenses	42,981	40,870	2,111	5%	83,976	80,056	3,920	5%
Operating income	23,938	22,628	1,310	6%	46,325	44,441	1,884	4%
Interest expense, net	3,050	3,872	(822)	(21)%	6,168	7,779	(1,611)	(21)%
Foreign currency (gains) losses, net	(323)	(548)	225	*	2	(214)	216	*
Income before income taxes	21,211	19,304	1,907	10%	40,155	36,876	3,279	9%
Provision (benefit) for income taxes	14,179	5,887	8,292	141%	17,231	11,282	5,949	53%
Net income	$7,032	$13,417	$(6,385)	(48)%	$22,924	$25,594	$(2,670)	(10)%
Net income per share
basic	$0.17	$0.34	$(0.17)		$0.57	$0.65	$(0.08)
diluted	$0.17	$0.34	$(0.17)		$0.57	$0.64	$(0.07)
Weighted average number of shares outstanding
basic	40,186	39,411			40,065	39,409
diluted	40,364	40,002			40,329	39,954
Ratio to net sales
Gross profit	32.5%	33.1%			32.6%	32.8%
Selling, general and administrative expenses	20.9%	21.3%			21.0%	21.1%
Operating income	11.6%	11.8%			11.6%	11.7%
Income before income taxes	10.3%	10.1%			10.1%	9.7%
Net income	3.4%	7.0%			5.7%	6.7%
Effective tax rate	66.8%	30.5%			42.9%	30.6%

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

Segment net sales and Adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2017	2016	Change		2017	2016	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$82,018	$77,475	$4,543	6%	$161,621	$160,894	$727	0%
Nutritional specialties	32,623	29,247	3,376	12%	63,400	55,551	7,849	14%
Vaccines	18,204	16,951	1,253	7%	36,665	31,729	4,936	16%
Animal Health	132,845	123,673	9,172	7%	261,686	248,174	13,512	5%
Mineral Nutrition	59,616	56,699	2,917	5%	111,689	108,291	3,398	3%
Performance Products	13,415	11,226	2,189	19%	25,913	23,120	2,793	12%
Total	$205,876	$191,598	$14,278	7%	$399,288	$379,585	$19,703	5%
Adjusted EBITDA
Animal Health	$35,036	$34,609	$427	1%	$68,778	$67,228	$1,550	2%
Mineral Nutrition	5,614	4,741	873	18%	9,330	8,729	601	7%
Performance Products	264	260	4	2%	512	1,002	(490)	(49)%
Corporate	(8,436)	(8,416)	(20)	*	(16,025)	(15,940)	(85)	*
Total	$32,478	$31,194	$1,284	4%	$62,595	$61,019	$1,576	3%
Adjusted EBITDA ratio to segment net sales
Animal Health	26.4%	28.0%			26.3%	27.1%
Mineral Nutrition	9.4%	8.4%			8.4%	8.1%
Performance Products	2.0%	2.3%			2.0%	4.3%
Corporate (1)	(4.1)%	(4.4)%			(4.0)%	(4.2)%
Total (1)	15.8%	16.3%			15.7%	16.1%

(1)
reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2017	2016	Change		2017	2016	Change
	(in thousands, except percentages)
Net income	$7,032	$13,417	$(6,385)	(48)%	$22,924	$25,594	$(2,670)	(10)%
Interest expense, net	3,050	3,872	(822)	(21)%	6,168	7,779	(1,611)	(21)%
Provision (benefit) for income taxes	14,179	5,887	8,292	141%	17,231	11,282	5,949	53%
Depreciation and amortization	6,631	6,444	187	3%	13,275	12,762	513	4%
EBITDA	30,892	29,620	1,272	4%	59,598	57,417	2,181	4%
Acquisition-related cost of goods sold	1,422	—	1,422	*	1,671	—	1,671	*
Acquisition-related accrued compensation	487	420	67	16%	924	840	84	10%
Acquisition-related transaction costs	—	—	—	*	400	1,274	(874)	(69)%
Pension settlement cost	—	1,702	(1,702)	*	—	1,702	(1,702)	*
Foreign currency (gains) losses, net	(323)	(548)	225	*	2	(214)	216	*
Adjusted EBITDA	$32,478	$31,194	$1,284	4%	$62,595	$61,019	$1,576	3%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of three months ended December 31, 2017 and 2016
Net sales
Net sales of $205.9 million for the three months ended December 31, 2017, increased $14.3 million, or 7%, as compared to the three months ended December 31, 2016. Animal Health, Mineral Nutrition and Performance Products grew $9.2 million, $2.9 million and $2.2 million, respectively.
Animal Health
Net sales of $132.8 million for the three months ended December 31, 2017, grew $9.2 million, or 7%. The growth was primarily due to volume increases across all product groups within the segment. Nutritional specialty products grew $3.4 million, or 12%, primarily due to volume growth of our products for the dairy and poultry industries in the United States and by penetration into various international countries. Vaccines grew $1.3 million, or 7%, primarily due to volume growth in international markets; domestic growth was moderate due to reduced disease pressure. MFAs and other grew $4.5 million or 6%. International net sales of MFAs and other increased $8.7 million due to growth across most regions, notably due to additional penetration in the cattle sector, and included the benefit of a recent acquisition. Domestic net sales of MFAs and other declined $4.2 million due to $2.1 million lower sales of medically important antimicrobials and due to unfavorable timing of certain customer orders. We believe domestic sales of medically important antimicrobials have stabilized at current levels.
Mineral Nutrition
Net sales of $59.6 million increased $2.9 million, or 5%, for the three months ended December 31, 2017. The increased revenue was due to favorable product mix, plus higher average selling prices resulting from underlying raw material commodity price increases.
Performance Products
Net sales of $13.4 million increased $2.2 million, or 19%, for the three months ended December 31, 2017, due to higher average selling prices of copper-based products and higher volumes of copper-based and personal care products, partially offset by lower average selling prices of personal care products.
Gross profit
Gross profit of $66.9 million for the three months ended December 31, 2017, increased $3.4 million, or 5%, as compared to the three months ended December 31, 2016. Gross profit decreased to 32.5% of net sales for the three months ended December 31, 2017, as compared to 33.1% for the three months ended December 31, 2016. The three months ended December 31, 2017, included $1.4 million of acquisition-related cost of goods sold. Excluding the effects of the acquisition-related cost of goods sold, Animal Health gross profit increased $3.9 million due to volume growth, higher average selling prices on selected products and lower unit costs from improved operating efficiencies. Mineral Nutrition gross profit increased $0.9 million due to favorable product mix and higher average selling prices, partially offset by higher raw material costs. Performance Products gross profit was equal to the prior year as higher average selling prices of copper-based products and higher volumes of copper-based and personal care products were offset by higher products costs of copper-based products.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of $43.0 million for the three months ended December 31, 2017, increased $2.1 million, or 5%, as compared to the three months ended December 31, 2016. SG&A for the three months ended December 31, 2016, included $1.7 million in costs relating to the partial settlement of the pension plan. Excluding these costs, SG&A increased $3.8 million or 10%.
Animal Health SG&A increased $3.8 million compared to the prior year, driven by investments in product and organization development. A recent acquisition also contributed to the Animal Health SG&A increase. Mineral Nutrition and Performance Products SG&A increased less than $0.1 million each. Corporate was level with last year, as reduced pension costs offset increases in other expenses.

Interest expense, net
Interest expense, net of $3.1 million for the three months ended December 31, 2017, decreased $0.8 million, or 21%, as compared to the three months ended December 31, 2016. Interest expense decreased $1.0 million compared to the prior year, primarily due to lower interest rates in the new Credit Facilities completed in June 2017. Interest income decreased $0.2 million due to less interest income on deposits in foreign jurisdictions.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended December 31, 2017, amounted to net gains of  $0.3 million, as compared to $0.5 million in net gains for the three months ended December 31, 2016. Foreign currency losses in the three months ended December 31, 2017, were primarily due to the movement of the Brazilian, South African and Mexican currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income taxes was $14.2 million and $5.9 million for the three months ended December 31, 2017 and 2016, respectively. The effective income tax rates for these periods were 66.8% and 30.5%, respectively. The provision for income taxes for the three months ended December 31, 2017 included the following discrete items:
•
a $2.5 million provision for the remeasurement of deferred tax assets and liabilities to reflect the reduced income tax rate;

•
a $4.2 million provision to reflect the mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries;

•
a $0.5 million provision to eliminate the income taxes remaining in AOCI after all related foreign currency derivatives had matured and were completely cleared from AOCI;

•
a $1.0 million provision for the remeasurement of deferred tax assets to reflect a reduced income tax rate in certain international jurisdictions;

•
a $0.4 million net provision from the exercise of employee stock options, including a $0.5 million provision to adjust the benefit recognized in the three months ended September 30, 2017, to the reduced income tax rate.

The effective income tax rate for the three months ended December 31, 2017, would have been 26.2% without these discrete items. This effective rate for the three months ended December 31, 2017, included the benefit of adjusting the year-to-date income tax provision to reflect the reduced statutory federal income tax rate.
Net income
Net income of $7.0 million for the three months ended December 31, 2017, decreased $6.4 million, as compared to net income of $13.4 million for the three months ended December 31, 2016. The decrease was a result of the factors described above, primarily due to a $8.3 million increase in income tax expense.
Adjusted EBITDA
Adjusted EBITDA of  $32.5 million for the three months ended December 31, 2017, increased $1.3 million, or 4%, as compared to the three months ended December 31, 2016. Animal Health Adjusted EBITDA increased $0.4 million, or 1%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA increased $0.9 million, or 18%, due to favorable product mix and higher average selling prices, partially offset by higher raw material costs. Performance Products Adjusted EBITDA was similar to the prior year as higher volumes and selling prices were offset by higher product costs. Corporate expenses were consistent with prior year as increases in various expenses were offset by reduced pension costs.

Comparison of six months ended December 31, 2017 and 2016
Net sales
Net sales of $399.3 million for the six months ended December 31, 2017, increased $19.7 million, or 5%, as compared to the six months ended December 31, 2016. Animal Health, Mineral Nutrition and Performance Products grew $13.5 million, $3.4 million and $2.8 million, respectively.
Animal Health
Net sales of $261.7 million for the six months ended December 31, 2017, grew $13.5 million, or 5%. The growth was primarily due to volume increases in the nutritional specialty and vaccine product groups within the segment. Nutritional specialty products grew $7.8 million, or 14%, primarily due to volume growth of our products for the poultry and dairy industries in the United States and various international countries. Vaccines grew $4.9 million, or 16%, primarily due to volume growth in international markets, domestic growth was moderate due to reduced disease pressure. MFAs and other grew $0.7 million or less than 1%. International net sales of MFAs and other increased $15.4 million due to growth across most regions, notably due to additional penetration in the cattle sector, and included the benefit of a recent acquisition. Domestic net sales of MFAs and other declined $14.7 million due to $6.3 million lower sales of medically important antimicrobials and due to unfavorable timing of certain customer orders. We believe domestic sales of medically important antimicrobials have stabilized at current levels.
Mineral Nutrition
Net sales of $111.7 million increased $3.4 million, or 3%, for the six months ended December 31, 2017. The increased revenue was primarily due to favorable product mix, plus higher average selling prices resulting from underlying raw material commodity price increases.
Performance Products
Net sales of $25.9 million increased $2.8 million, or 12%, for the six months ended December 31, 2017, due to higher volumes of copper-based and personal care products, as well as higher average selling prices of copper-based products.
Gross profit
Gross profit of  $130.3 million for the six months ended December 31, 2017, increased $5.8 million, or 5%, as compared to the six months ended December 31, 2016. Gross profit decreased to 32.6% of net sales for the six months ended December 31, 2017, as compared to 32.8% for the six months ended December 31, 2016. The six months ended December 31, 2017, included $1.7 million of acquisition-related cost of goods sold. Excluding the effects of the acquisition-related cost of goods sold, Animal Health gross profit increased $7.1 million due to volume growth and higher average selling prices in nutritional specialties and vaccines, as well as lower unit costs from improved operating efficiencies. Mineral Nutrition gross profit increased $0.7 million due to favorable product mix and higher average selling prices, partially offset by higher raw material costs. Performance Products gross profit decreased $0.3 million due to higher product costs of copper-based products, partially offset by higher average selling prices of copper-based products.
Selling, general and administrative expenses
SG&A of $84.0 million for the six months ended December 31, 2017, increased $3.9 million, or 5%, as compared to the six months ended December 31, 2016. SG&A for the six months ended December 31, 2017 and 2016, included $0.4 million and $1.3 million, in acquisition-related transaction costs, respectively. SG&A for the six months ended December 31, 2016, included $1.7 million in costs relating to the partial settlement of the pension plan. Excluding these costs, SG&A increased $6.5 million or 8%.
Animal Health SG&A increased $6.2 million as compared to the prior year, driven by investments in product and organization development. A recent acquisition also contributed to the Animal Health SG&A increase. Mineral Nutrition and Performance Products SG&A increased $0.2 million and

$0.2 million, respectively. Excluding acquisition-related transaction costs and the pension settlement cost from the prior year, Corporate SG&A decreased $0.1 million, as reduced pension costs offset increases in other expenses.
Interest expense, net
Interest expense, net of  $6.2 million for the six months ended December 31, 2017, decreased $1.6 million, or 21%, as compared to the six months ended December 31, 2016. Interest expense decreased $2.2 million compared to the prior year, primarily due to lower interest rates in the new Credit Facilities completed in June 2017. Interest income decreased $0.6 million due to less interest income on deposits in foreign jurisdictions.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the six months ended December 31, 2017, amounted to net losses of less than $0.1 million, as compared to $0.2 million in net gains for the six months ended December 31, 2016. Foreign currency losses in the six months ended December 31, 2017, were primarily due to the movement of the Brazilian, South African and Mexican currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income taxes was $17.2 million and $11.3 million for the six months ended December 31, 2017 and 2016, respectively. The effective income tax rates for these periods were 42.9% and 30.6%, respectively. The provision for income taxes for the six months ended December 31, 2017 included the following discrete items:
•
a $2.5 million provision for the remeasurement of deferred tax assets and liabilities to reflect the reduced income tax rate;

•
a $4.2 million provision to reflect the mandatory toll charge imposed by the Tax Act on the deemed repatriation of undistributed earnings of foreign subsidiaries;

•
a $0.5 million provision to eliminate the income taxes remaining in AOCI after all related foreign currency derivatives had matured and were completely cleared from AOCI;

•
a $1.0 million provision for the remeasurement of deferred tax assets to reflect a reduced income tax rate in certain international jurisdictions;

•
a $2.4 million net benefit from the exercise of employee stock options, including a $0.5 million provision to adjust the benefit recognized in the three months ended September 30, 2017, to the reduced income tax rate.

The effective income tax rate for the six months ended December 31, 2017 would have been 28.3% without these discrete items.
Net income
Net income of $22.9 million for the six months ended December 31, 2017, decreased $2.7 million, as compared to net income of $25.6 million for the six months ended December 31, 2016. The decrease was a result of the factors described above, primarily due to a $5.9 million increase in income tax expense.
Adjusted EBITDA
Adjusted EBITDA of $62.6 million for the six months ended December 31, 2017, increased $1.6 million, or 3%, as compared to the six months ended December 31, 2016. Animal Health Adjusted EBITDA increased $1.6 million, or 2%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA increased $0.6 million, or 7%, due to favorable mix and higher average selling prices, partially offset by higher raw material costs. Performance Products Adjusted EBITDA decreased by $0.5 million, due to higher product costs, partially offset by higher average selling prices. Corporate expenses increased $0.1 million as reduced pension costs were offset by increases in other expenses.
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
During the three months ended December 31, 2016, we recognized a partial settlement of the pension plan, which resulted in a charge to the consolidated statement of operations of  $1.7 million, which we recorded as a component of SG&A.
Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Six Months
For the Periods December 31	2017	2016	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$37,093	$47,733	$(10,640)
Investing activities	(51,567)	(10,765)	(40,802)
Financing activities	(1,544)	(31,048)	29,504
Effect of exchange-rate changes on cash and cash equivalents	120	(305)	425
Net increase/(decrease) in cash and cash equivalents	$(15,898)	$5,615	$(21,513)

Net cash provided (used) by operating activities was comprised of:
	Six Months
For the Periods December 31	2017	2016	Change
	(in thousands)
EBITDA	$59,598	$57,417	$2,181
Adjustments
Acquisition-related cost of goods sold	1,671	—	1,671
Acquisition-related accrued compensation	924	840	84
Acquisition-related transaction costs	400	1,274	(874)
Pension settlement cost	—	1,702	(1,702)
Foreign currency (gains) losses, net	2	(214)	216
Interest paid	(5,595)	(7,651)	2,056
Income taxes paid	(9,708)	(6,305)	(3,403)
Changes in operating assets and liabilities and other items	(9,799)	1,944	(11,743)
Cash used for acquisition-related transaction costs	(400)	(1,274)	874
Net cash provided (used) by operating activities	$37,093	$47,733	$(10,640)

Certain amounts may reflect rounding adjustments.

Operating activities
Net cash provided by operating activities was $37.1 million for the six months ended December 31, 2017. Cash provided by net income, adjusted for the effect of non-cash charges, was partially offset by $9.8 million of cash used in the ordinary course of business for changes in operating assets and liabilities and other items. Increased inventories used $10.8 million of cash due to the timing of sales, purchases and production. Accounts receivable used $5.1 million of cash due to the timing of sales and collections in international regions. A $7.5 million source of cash from increased accounts payable was primarily related to the timing of inventory purchases. Seasonality was a significant reason for the increases in inventories and accounts payable.
Investing activities
Net cash used in investing activities was $51.6 million for the six months ended December 31, 2017. We invested $27.0 million in short-term investments. We used $8.9 million for capital expenditures as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. We used $15.0 million for the acquisition of a business. Other investing activities used $0.7 million of cash.
Financing activities
Net cash used by financing activities was $1.5 million for the six months ended December 31, 2017. Net borrowings on our Revolver provided $6.0 million. We received $3.7 million from the issuance of common shares related to the exercise of employee stock options. We paid $8.0 million in dividends to holders of our Class A and Class B common stock. We paid $3.2 million in scheduled debt and other requirements.
Liquidity and capital resources
We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolver and foreign credit lines, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing. In addition, our debt covenants may restrict our ability to invest.
Certain relevant measures of our liquidity and capital resources follow:
As of	December 31, 2017	June 30, 2017	Change
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$67,185	$56,083	$11,102
Working capital	211,484	198,036	13,448
Ratio of current assets to current liabilities	2.80:1	2.81:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At December 31, 2017, we had $71.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $4.6 million, leaving $174.4 million available for borrowings and letters of credit.

We currently intend to pay quarterly dividends of $0.10 per share, representing $16.1 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of  $0.10 per share on Class A and Class B common stock during the three months ended December 31, 2017. On February 5, 2018, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of March 7, 2018, payable on March 28, 2018.
At December 31, 2017, our cash and cash equivalents and short-term investments included $64.9 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Contractual obligations
As of December 31, 2017, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2017.
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of December 31, 2017, there have been no material changes to any of the critical accounting policies contained therein.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Phibro Animal Health Corporation
February 5, 2018	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
February 5, 2018	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer