Form 10-Q
period 2018-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2018-05-07
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2018, there were 19,809,264 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,516,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Nine Months
For the Periods Ended March 31	2018	2017	2018	2017
	(unaudited) (in thousands, except per share amounts)
Net sales	$208,908	$189,861	$608,196	$569,446
Cost of goods sold	139,839	129,241	408,826	384,329
Gross profit	69,069	60,620	199,370	185,117
Selling, general and administrative expenses	42,577	30,646	126,553	110,702
Operating income	26,492	29,974	72,817	74,415
Interest expense, net	3,064	3,929	9,232	11,708
Foreign currency (gains) losses, net	(960)	(403)	(958)	(617)
Income before income taxes	24,388	26,448	64,543	63,324
Provision (benefit) for income taxes	4,548	2,805	21,779	14,087
Net income	$19,840	$23,643	$42,764	$49,237
Net income per share
basic	$0.49	$0.60	$1.07	$1.25
diluted	$0.49	$0.59	$1.06	$1.23
Weighted average common shares outstanding
basic	40,254	39,512	40,127	39,443
diluted	40,390	40,059	40,348	39,988
Dividends per share	$0.10	$0.10	$0.30	$0.30
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months		Nine Months
For the Periods Ended March 31	2018	2017	2018	2017
	(unaudited) (in thousands)
Net income	$19,840	$23,643	$42,764	$49,237
Change in fair value of derivative instruments	2,330	758	1,432	1,062
Foreign currency translation adjustment	(2,018)	4,107	(3,790)	918
Unrecognized net pension gains (losses)	114	111	340	11,951
(Provision) benefit for income taxes	(609)	(332)	387	(4,976)
Other comprehensive income (loss)	(183)	4,644	(1,631)	8,955
Comprehensive income	$19,657	$28,287	$41,133	$58,192

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	March 31, 2018	June 30, 2017
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$30,553	$56,083
Short-term investments	45,000	—
Accounts receivable, net	127,044	125,847
Inventories, net	184,478	161,233
Other current assets	20,351	20,502
Total current assets	407,426	363,665
Property, plant and equipment, net	126,680	127,351
Intangibles, net	54,388	54,602
Goodwill	29,624	23,982
Other assets	52,726	53,797
Total assets	$670,844	$623,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$11,020	$6,250
Accounts payable	64,127	56,894
Accrued expenses and other current liabilities	53,397	52,652
Total current liabilities	128,544	115,796
Revolving credit facility	65,500	65,000
Long-term debt	232,856	241,891
Other liabilities	58,399	49,553
Total liabilities	485,299	472,240
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 19,807,264 and 19,249,132 shares issued and outstanding at March 31, 2018, and June 30, 2017, respectively; 30,000,000 Class B shares authorized, 20,516,034 and 20,626,836 shares issued and outstanding at March 31, 2018, and June 30, 2017, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	129,132	123,840
Retained earnings	113,477	82,750
Accumulated other comprehensive income (loss)	(57,068)	(55,437)
Total stockholders’ equity	185,545	151,157
Total liabilities and stockholders’ equity	$670,844	$623,397

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months
For the Periods Ended March 31	2018	2017
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$42,764	$49,237
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	20,026	19,604
Amortization of debt issuance costs and debt discount	662	761
Acquisition-related cost of goods sold	1,671	—
Acquisition-related accrued compensation	1,084	1,260
Acquisition-related accrued interest	795	1,314
Pension settlement cost	—	1,702
Deferred income taxes	8,013	4,068
Foreign currency (gains) losses, net	(1,287)	(798)
Other	721	546
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	296	10,020
Inventories, net	(21,729)	3,871
Other current assets	(1,767)	(2,599)
Other assets	73	(456)
Accounts payable	6,784	(6,388)
Accrued expenses and other liabilities	1,793	2,668
Net cash provided (used) by operating activities	59,899	84,810
INVESTING ACTIVITIES
Purchases of short-term investments	(45,000)	—
Capital expenditures	(13,019)	(15,377)
Business acquisition	(15,000)	—
Other, net	(1,572)	(1,791)
Net cash provided (used) by investing activities	(74,591)	(17,168)
FINANCING ACTIVITIES
Revolving credit facility borrowings	165,870	118,500
Revolving credit facility repayments	(165,370)	(157,500)
Payments of long-term debt, capital leases and other	(4,819)	(3,502)
Proceeds from common shares issued	5,292	2,580
Dividends paid	(12,037)	(11,841)
Net cash provided (used) by financing activities	(11,064)	(51,763)
Effect of exchange rate changes on cash	226	(174)
Net increase (decrease) in cash and cash equivalents	(25,530)	15,705
Cash and cash equivalents at beginning of period	56,083	33,605
Cash and cash equivalents at end of period	$30,553	$49,310

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
The unaudited consolidated financial information for the three and nine months ended March 31, 2018 and 2017, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Annual Report”), filed with the Securities and Exchange Commission on August 30, 2017 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2017, was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2018, there have been no material changes to any of the significant accounting policies contained therein, except for the addition of our policy on short-term investments.
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
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed exercise of stock options. For the three and nine months ended March 31, 2018 and 2017, all common share equivalents were included in the calculation of diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2018	2017	2018	2017
Net income	$19,840	$23,643	$42,764	$49,237
Weighted average number of shares – basic	40,254	39,512	40,127	39,443
Dilutive effect of stock options	136	547	221	545
Weighted average number of shares – diluted	40,390	40,059	40,348	39,988
Net income per share
basic	$0.49	$0.60	$1.07	$1.25
diluted	$0.49	$0.59	$1.06	$1.23
New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-2, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income allows reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects related to adjustments resulting from the United States Tax Cuts and Jobs Act. This ASU is effective for annual reporting periods beginning after December 15, 2018. We do not expect adoption of this guidance to have a material effect on our consolidated financial statements.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities simplifies the application of hedge accounting guidance and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. During the three months ended September 30, 2017, we elected early adoption of this guidance and applied the qualitative method, and it did not have a material effect on our consolidated financial statements. For additional details, see “—Derivatives.”
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
ASU 2015-11, Inventory (Topic 330), requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). NRV is defined as “the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” We adopted this guidance during the three months ended September 30, 2017, and it did not have a material effect on our consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. ASU 2014-09 and its amendments are effective for our consolidated financial statements beginning July 1, 2018. We expect to apply the new standard using the modified retrospective method. We have not completed our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation of the new standard; thus far, we have not identified any matters that would have a material impact on the timing or amount of revenue recognized for our typical sales transactions.
3.
Statements of Operations—Additional Information

	Three Months		Nine Months
For the Periods Ended March 31	2018	2017	2018	2017
Interest expense, net
Term loan	$2,071	$2,859	$6,214	$8,630
Revolving credit facility	666	642	2,086	2,328
Amortization of debt issuance costs and debt discount	221	253	662	761
Acquisition-related accrued interest	290	459	795	1,314
Other	45	37	286	165
Interest expense	3,293	4,250	10,043	13,198
Interest (income)	(229)	(321)	(811)	(1,490)
	$3,064	$3,929	$9,232	$11,708
Depreciation and amortization
Depreciation of property, plant and equipment	$5,261	$5,400	$15,666	$15,083
Amortization of intangible assets	1,477	1,436	4,323	4,398
Amortization of other assets	13	6	37	123
	$6,751	$6,842	$20,026	$19,604

4.
Balance Sheets—Additional Information

As of	March 31, 2018	June 30, 2017
Inventories
Raw materials	$69,687	$54,861
Work-in-process	14,153	12,402
Finished goods	100,638	93,970
	$184,478	$161,233

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
As of	March 31, 2018	June 30, 2017
Goodwill roll-forward
Balance at beginning of period	$23,982	$21,121
Purchase price allocation adjustment	—	2,861
Acquisition	5,642	—
Balance at end of period	$29,624	$23,982

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $4,106 equity investment are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	March 31, 2018	June 30, 2017
Accrued expenses and other current liabilities
Employee related	$25,238	$26,553
Commissions and rebates	5,949	6,443
Insurance related	1,541	1,515
Professional fees	4,631	3,823
Income and other taxes	3,760	3,035
Other	12,278	11,283
	$53,397	$52,652

As of	March 31, 2018	June 30, 2017
Accumulated other comprehensive income (loss)
Derivative instruments	$4,118	$2,686
Foreign currency translation adjustment	(47,346)	(43,556)
Unrecognized net pension gains (losses)	(17,719)	(18,059)
(Provision) benefit for income taxes on derivative instruments	(1,064)	(1,553)
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(3,223)	(3,121)
	$(57,068)	$(55,437)

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
The Credit Facilities require, among other things, the maintenance of  (i) a maximum First Lien Net Leverage Ratio and (ii) a minimum consolidated interest coverage ratio, each calculated on a trailing four quarter basis, and contain an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of March 31, 2018, we were in compliance with the covenants of the Credit Facilities. The Credit Facilities mature on June 29, 2022.
As of March 31, 2018, we had $65,500 in borrowings under the Revolver and had outstanding letters of credit of  $4,469, leaving $180,031 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are one year or less.
The weighted-average interest rates for the Revolver and Term A Loan were 3.07% and 3.32%, respectively, for the nine months ended March 31, 2018.

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
Long-Term Debt
As of	March 31, 2018	June 30, 2017
Term A Loan due June 2022	$245,313	$250,000
Capitalized lease obligations	143	—
	245,456	250,000
Unamortized debt issuance costs and debt discount	(1,580)	(1,859)
	243,876	248,141
Less: current maturities	(11,020)	(6,250)
	$232,856	$241,891

6.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $367 and $1,496 during the three and nine months ended March 31, 2018, respectively, and $339 and $1,387 during the three and nine months ended March 31, 2017, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
7.
Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan (the “Pension Plan”) for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined.
We amended the Pension Plan to eliminate credit for future service and compensation increases, effective as of September 30, 2016. The amendment resulted in a pension curtailment gain of  $6,822 recorded in other comprehensive income during the three months ended September 30, 2016, and an offsetting reduction in the liability for pension benefits included in other liabilities. Separately, we recognized a charge of  $1,702 associated with a partial settlement of the Pension Plan during the three months ended December 31, 2016. The charge was recorded as a component of selling, general and administrative expenses in the consolidated statements of operations.
8.
Income Taxes

The United States government enacted comprehensive income tax legislation (the “Tax Act”) in December 2017. The Tax Act makes broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate and changes to business-related exclusions, deductions and credits. Our provision for income taxes reflects a statutory 28.1% weighted-average federal income tax rate and other elements of the Tax Act in effect for our fiscal year ending June 30, 2018. The statutory federal income tax rate will be 21.0% for our fiscal year beginning July 1, 2018. The Tax Act also has consequences related to our international operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our consolidated financial statements as of March 31, 2018, and for the nine months then ended, reflect the estimated effects of the Tax Act, including:
•
a $2,450 provision for income taxes and reduction in deferred tax assets for the remeasurement of deferred tax assets and liabilities to reflect the reduced income tax rate

•
a $4,249 provision for income taxes and increase in current and long-term liabilities to reflect the one-time mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries.

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
The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of a facility in Santa Fe Springs,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California, operated by our subsidiary Phibro-Tech, Inc. (“Phibro-Tech”). The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that groundwater contamination at its site is due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA and RCRA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,863 and $7,211 at March 31, 2018, and June 30, 2017, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
The outstanding derivatives that are designated and effective as cash flow hedges as of March 31, 2018 were:
Instrument	Hedge	Notional Amount at March 31, 2018	Consolidated Balance Sheet	Fair value as of
				March 31, 2018	June 30, 2017
Options	Brazilian Real calls	R$—	Other current assets	$—	$2,686
Swap	Interest rate swap	$150,000	Other assets	$4,118	$—
The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the three and nine months ended March 31, 2018 and 2017.
For the Three Months Ended March 31
Instrument	Hedge	Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		2018	2017	Consolidated Statement of Operations	2018	2017	2018	2017
Options	Brazilian Real calls	$—	$758	Cost of goods sold	$777	$—	$139,839	$129,241
Swap	Interest rate swap	$2,330	$—	Interest expense, net	$—	$—	$3,064	$3,929
For the Nine Months Ended March 31
Instrument	Hedge	Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		2018	2017	Consolidated Statement of Operations	2018	2017	2018	2017
Options	Brazilian Real calls	$(2,686)	$1,062	Cost of goods sold	$1,480	$(1,528)	$408,826	$384,329
Swap	Interest rate swap	$4,118	$—	Interest expense, net	$—	$—	$9,232	$11,708
The foreign currency derivatives generally had a maturity of two years or less; no foreign currency derivatives were outstanding as of March 31, 2018, due to the expiration of previously held contracts. The foreign currency derivatives were designated to hedge cash flows related to the purchase of inventory. We recognize gains (losses) related to these foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized gains of $2,740 and $966 related to matured contracts were recorded as a component of inventory as of March 31, 2018 and June 30, 2017, respectively. We recognized gains of  $1,480 as an offset to costs of goods sold during the nine months ended March 31, 2018. We anticipate the gains included in inventory as of March 31, 2018, will be recognized as an offset to cost of goods sold within the next six months.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.
Fair Value Measurements

Short-term investments
As of March 31, 2018, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.
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
Fair Value of Assets (Liabilities)
As of	March 31, 2018			June 30, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$45,000	$—	$—	$—	$—	$—
Derivatives asset	$—	$—	$—	$—	$2,686	$—
Interest rate swap	$—	$4,118	$—	$—	$—	$—
Contingent consideration on acquisitions	$—	$—	$(8,369)	$—	$—	$(7,644)
The table below provides a summary of the changes in the fair value of Level 3 assets (liabilities):

Balance, June 30, 2017	$(7,644)
Acquisition-related accrued interest	(795)
Payment	70
Balance, March 31, 2018	$(8,369)

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
We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to these segments and we refer to these items as Corporate. We do not allocate Corporate costs or assets to the segments because we do not use them to evaluate segment operating results or financial position. Corporate costs include certain costs related to executive management, business technology, legal, finance, human resources and business development. Corporate assets include cash and cash equivalents, certain debt issue costs, income tax related assets and certain other assets.

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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months		Nine Months
For the Periods Ended March 31	2018	2017	2018	2017
Net sales
Animal Health	$132,310	$120,976	$393,996	$369,150
Mineral Nutrition	62,938	57,169	174,627	165,460
Performance Products	13,660	11,716	39,573	34,836
Total segments	$208,908	$189,861	$608,196	$569,446
Depreciation and amortization
Animal Health	$5,359	$5,311	$15,878	$15,220
Mineral Nutrition	584	611	1,753	1,695
Performance Products	277	255	782	708
Total segments	$6,220	$6,177	$18,413	$17,623
Adjusted EBITDA
Animal Health	$36,292	$31,806	$105,070	$99,034
Mineral Nutrition	5,375	4,343	14,705	13,072
Performance Products	386	446	898	1,448
Total segments	$42,053	$36,595	$120,673	$113,554
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$24,388	$26,448	$64,543	$63,324
Interest expense, net	3,064	3,929	9,232	11,708
Depreciation and amortization – Total segments	6,220	6,177	18,413	17,623
Depreciation and amortization – Corporate	531	665	1,613	1,981
Corporate costs	8,650	6,859	24,675	22,799
Acquisition-related cost of goods sold	—	—	1,671	—
Acquisition-related accrued compensation	160	420	1,084	1,260
Acquisition-related transaction costs	—	—	400	1,274
Pension settlement cost	—	—	—	1,702
Gain on insurance settlement	—	(7,500)	—	(7,500)
Foreign currency (gains) losses, net	(960)	(403)	(958)	(617)
Adjusted EBITDA – Total segments	$42,053	$36,595	$120,673	$113,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	March 31, 2018	June 30, 2017
Identifiable assets
Animal Health	$460,732	$442,521
Mineral Nutrition	69,847	55,184
Performance Products	22,044	23,681
Total segments	552,623	521,386
Corporate	118,221	102,011
Total	$670,844	$623,397

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $4,106 and $3,719 as of March 31, 2018 and June 30, 2017, respectively. The Performance Products segment includes an investment in an equity method investee of  $673 and $516 as of March 31, 2018 and June 30, 2017, respectively. Corporate assets include cash and cash equivalents, certain debt issuance costs, income tax related assets and certain other assets.

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
Our sales in the United States of products classified by the FDA as medically important antimicrobials were approximately $17 million and $23 million for the twelve months ended March 31, 2018 and June 30, 2017, respectively.
Our business is subject to product registration and authorization regulations. Changes in the regulations could have a material impact on our business. In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. This initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. In July 2016, we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings; however, the proceedings remain ongoing and the timing of the FDA’s ultimate response to our submission is not subject to a predetermined deadline. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative effect on the results of our operations.

Our sales in the United States of Mecadox were approximately $12 million and $14 million for the twelve months ended March 31, 2018 and June 30, 2017, respectively.
Recent Developments
The United States government enacted comprehensive income tax legislation (the “Tax Act”) in December 2017. The Tax Act makes broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate and changes to business-related exclusions, deductions and credits. Our provision for income taxes reflects a statutory 28.1% weighted-average federal income tax rate and other elements of the Tax Act in effect for our fiscal year ending June 30, 2018. The statutory federal income tax rate will be 21.0% for our fiscal year beginning July 1, 2018. The Tax Act also has consequences related to our international operations.
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
Our consolidated financial statements as of March 31, 2018, and for the nine months then ended, reflect the estimated effects of the Tax Act, including:
•
a $2.5 million provision for income taxes and reduction in deferred tax assets for the remeasurement of deferred tax assets and liabilities to reflect the reduced income tax rate

•
a $4.2 million provision for income taxes and increase in current and long-term liabilities to reflect the one-time mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries.

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Nine Months
For the Periods Ended March 31	2018	2017	Change		2018	2017	Change
	(in thousands, except per share amounts and percentages)
Net sales	$208,908	$189,861	$19,047	10%	$608,196	$569,446	$38,750	7%
Gross profit	69,069	60,620	8,449	14%	199,370	185,117	14,253	8%
Selling, general and administrative expenses	42,577	30,646	11,931	39%	126,553	110,702	15,851	14%
Operating income	26,492	29,974	(3,482)	(12)%	72,817	74,415	(1,598)	(2)%
Interest expense, net	3,064	3,929	(865)	(22)%	9,232	11,708	(2,476)	(21)%
Foreign currency (gains) losses, net	(960)	(403)	(557)	*	(958)	(617)	(341)	*
Income before income taxes	24,388	26,448	(2,060)	(8)%	64,543	63,324	1,219	2%
Provision (benefit) for income taxes	4,548	2,805	1,743	62%	21,779	14,087	7,692	55%
Net income	$19,840	$23,643	$(3,803)	(16)%	$42,764	$49,237	$(6,473)	(13)%
Net income per share
basic	$0.49	$0.60	$(0.11)		$1.07	$1.25	$(0.18)
diluted	$0.49	$0.59	$(0.10)		$1.06	$1.23	$(0.17)
Weighted average number of shares outstanding
basic	40,254	39,512			40,127	39,443
diluted	40,390	40,059			40,348	39,988
Ratio to net sales
Gross profit	33.1%	31.9%			32.8%	32.5%
Selling, general and administrative expenses	20.4%	16.1%			20.8%	19.4%
Operating income	12.7%	15.8%			12.0%	13.1%
Income before income taxes	11.7%	13.9%			10.6%	11.1%
Net income	9.5%	12.5%			7.0%	8.6%
Effective tax rate	18.6%	10.6%			33.7%	22.2%

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

Segment net sales and Adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2018	2017	Change		2018	2017	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$82,935	$76,354	$6,581	9%	$244,556	$237,248	$7,308	3%
Nutritional specialties	31,366	27,613	3,753	14%	94,766	83,164	11,602	14%
Vaccines	18,009	17,009	1,000	6%	54,674	48,738	5,936	12%
Animal Health	132,310	120,976	11,334	9%	393,996	369,150	24,846	7%
Mineral Nutrition	62,938	57,169	5,769	10%	174,627	165,460	9,167	6%
Performance Products	13,660	11,716	1,944	17%	39,573	34,836	4,737	14%
Total	$208,908	$189,861	$19,047	10%	$608,196	$569,446	$38,750	7%
Adjusted EBITDA
Animal Health	$36,292	$31,806	$4,486	14%	$105,070	$99,034	$6,036	6%
Mineral Nutrition	5,375	4,343	1,032	24%	14,705	13,072	1,633	12%
Performance Products	386	446	(60)	(13)%	898	1,448	(550)	(38)%
Corporate	(8,650)	(6,859)	(1,791)	*	(24,675)	(22,799)	(1,876)	*
Total	$33,403	$29,736	$3,667	12%	$95,998	$90,755	$5,243	6%
Adjusted EBITDA ratio to segment net sales
Animal Health	27.4%	26.3%			26.7%	26.8%
Mineral Nutrition	8.5%	7.6%			8.4%	7.9%
Performance Products	2.8%	3.8%			2.3%	4.2%
Corporate (1)	(4.1)%	(3.6)%			(4.1)%	(4.0)%
Total (1)	16.0%	15.7%			15.8%	15.9%

(1)
reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2018	2017	Change		2018	2017	Change
	(in thousands, except percentages)
Net income	$19,840	$23,643	$(3,803)	(16)%	$42,764	$49,237	$(6,473)	(13)%
Interest expense, net	3,064	3,929	(865)	(22)%	9,232	11,708	(2,476)	(21)%
Provision (benefit) for income taxes	4,548	2,805	1,743	62%	21,779	14,087	7,692	55%
Depreciation and amortization	6,751	6,842	(91)	(1)%	20,026	19,604	422	2%
EBITDA	34,203	37,219	(3,016)	(8)%	93,801	94,636	(835)	(1)%
Acquisition-related cost of goods sold	—	—	—	*	1,671	—	1,671	*
Acquisition-related accrued compensation	160	420	(260)	(62)%	1,084	1,260	(176)	(14)%
Acquisition-related transaction costs	—	—	—	*	400	1,274	(874)	(69)%
Pension settlement cost	—	—	—	*	—	1,702	(1,702)	*
Gain on insurance settlement	—	(7,500)	7,500	*	—	(7,500)	7,500	*
Foreign currency (gains) losses, net	(960)	(403)	(557)	*	(958)	(617)	(341)	*
Adjusted EBITDA	$33,403	$29,736	$3,667	12%	$95,998	$90,755	$5,243	6%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of three months ended March 31, 2018 and 2017
Net sales
Net sales of $208.9 million for the three months ended March 31, 2018, increased $19.0 million, or 10%, as compared to the three months ended March 31, 2017. Animal Health, Mineral Nutrition and Performance Products grew $11.3 million, $5.8 million and $1.9 million, respectively.
Animal Health
Net sales of $132.3 million for the three months ended March 31, 2018, grew $11.3 million, or 9%. Net sales of MFAs and other grew $6.6 million or 9%. International net sales of MFAs and other increased $5.6 million due to growth across most regions, notably due to additional penetration in the cattle sector, plus favorable seasonal demand for certain products and the incremental benefit of a recent acquisition. Domestic net sales of MFAs and other increased $1.0 million due to volume growth of certain products. Domestic sales of medically important antimicrobials were approximately level with the prior year. Net sales of nutritional specialty products grew $3.8 million, or 14%, primarily due to volume growth of our products for the dairy and poultry industries in various international countries and in the United States. Net sales of vaccines grew $1.0 million, or 6%, primarily due to volume growth in international markets; domestic growth was moderate due to reduced disease pressure.
Mineral Nutrition
Net sales of $62.9 million increased $5.8 million, or 10%, for the three months ended March 31, 2018. The increased revenue primarily was driven by higher average selling prices, consistent with the underlying raw material commodity price increases.
Performance Products
Net sales of $13.7 million increased $1.9 million, or 17%, for the three months ended March 31, 2018, due to increased volumes and higher average selling prices of copper-based products.
Gross profit
Gross profit of  $69.1 million for the three months ended March 31, 2018, increased $8.4 million, or 14%, as compared to the three months ended March 31, 2017. Gross profit increased to 33.1% of net sales for the three months ended March 31, 2018, as compared to 31.9% for the three months ended March 31, 2017. Animal Health gross profit increased $7.5 million due to volume growth and favorable seasonal demand for certain MFAs and other products, volume growth of nutritional specialty products and vaccines and overall lower unit costs from improved manufacturing efficiencies for certain of our products. Mineral Nutrition gross profit increased $1.1 million, driven by volume growth and higher average selling prices, partially offset by higher raw material costs. Performance Products gross profit was in-line with the prior year as volume growth and increased pricing of copper-based products were offset by increased commodity costs of copper-based products.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of $42.6 million for the three months ended March 31, 2018, increased $11.9 million, or 39%, as compared to the three months ended March 31, 2017.
During the three months ended March 31, 2017, we recorded a $7.5 million gain in SG&A resulting from a payment to us in settlement of our claims against an insurance carrier under our liability insurance policies. Without the effects of the gain on the insurance settlement, SG&A increased $4.4 million or 12%.
Animal Health SG&A increased $2.8 million as compared to the prior year, driven by investments in product and organization development. A recent acquisition also contributed to the Animal Health increase. Mineral Nutrition and Performance Products SG&A were approximately level with the prior year. Excluding the prior-year insurance settlement, Corporate expense increased $1.6 million primarily due to increased employee-related costs and higher professional fees.

Interest expense, net
Interest expense, net of $3.1 million for the three months ended March 31, 2018, decreased $0.9 million, or 22%, as compared to the three months ended March 31, 2017. Interest expense decreased $1.0 million compared to the prior year, primarily due to lower interest rates in the new Credit Facilities completed in June 2017. Interest income decreased $0.1 million due to less interest income on deposits in foreign jurisdictions.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended March 31, 2018, amounted to net gains of  $1.0 million, as compared to net gains of  $0.4 million for the three months ended March 31, 2017. The strengthening of the Mexican currency relative to the U.S. dollar was the primary reason for the foreign currency gains during the three months ended March 31, 2018. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income taxes, effective income tax rate and certain income tax items for the three months ended March 31, 2018 and 2017, are reflected in the table below:
For the Three Months Ended March 31	2018	2017
	(in thousands, except percentages)
Provision (benefit) for income taxes	$4,548	$2,805
Effective income tax rate	18.6%	10.6%
Certain income tax items
Benefit from exercised employee stock options	$(1,038)	$(1,442)
Release of unrecognized tax benefits	(758)	—
Release of foreign valuation allowance	—	(3,780)
Total	$(1,796)	$(5,222)
Provision (benefit) for income taxes, excluding certain items	$6,344	$8,027
Effective income tax rate, excluding certain items	26.0%	30.4%
During the three months ended March 31, 2017, we concluded it was more likely than not that the value of deferred tax assets related to a foreign subsidiary would be realized, resulting in the release of a foreign valuation allowance.
Net income
Net income of $19.8 million for the three months ended March 31, 2018, decreased $3.8 million, as compared to net income of $23.6 million for the three months ended March 31, 2017. The decrease primarily was driven by a $3.5 million decline in operating income, partially offset by lower interest expense of  $0.9 million and increased foreign currency gains of  $0.6 million, and a $1.7 million increase in the income tax provision. The decline in operating income primarily was influenced by the prior-year $7.5 million insurance settlement gain. Excluding this gain, operating income would have increased $4.0 million or 18%, driven by sales growth and gross profit expansion.
Adjusted EBITDA
Adjusted EBITDA of  $33.4 million for the three months ended March 31, 2018, increased $3.7 million, or 12%, as compared to the three months ended March 31, 2017. Animal Health Adjusted EBITDA increased $4.5 million, or 14%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA increased $1.0 million, or 24%, due to volume growth and higher average selling prices, partially offset by higher raw material costs. Performance Products

Adjusted EBITDA was similar to the prior year as higher volumes and selling prices were offset by higher raw material costs. Corporate expenses increased $1.8 million as compared to the prior year, primarily due to increased employee-related costs and higher professional fees.
Comparison of nine months ended March 31, 2018 and 2017
Net sales
Net sales of $608.2 million for the nine months ended March 31, 2018, increased $38.8 million, or 7%, as compared to the nine months ended March 31, 2017. Animal Health, Mineral Nutrition and Performance Products grew $24.8 million, $9.2 million and $4.7 million, respectively.
Animal Health
Net sales of  $394.0 million for the nine months ended March 31, 2018, grew $24.8 million, or 7%. Net sales of MFAs and other grew $7.3 million, or 3%. International net sales of MFAs and other increased $21.1 million due to growth across most regions, notably due to additional penetration in the cattle sector, plus favorable seasonal demand for certain products and the incremental benefit of a recent acquisition. Domestic net sales of MFAs and other declined $13.7 million due to $5.9 million lower sales of medically important antimicrobials and unfavorable timing of certain customer orders. We believe domestic sales of medically important antimicrobials have stabilized at current levels. Net sales of nutritional specialty products grew $11.6 million, or 14%, primarily due to volume growth of our products for the poultry and dairy industries in various international countries and in the United States. Net sales of vaccines grew $5.9 million, or 12%, primarily due to volume growth in international markets; domestic growth was moderate due to reduced disease pressure.
Mineral Nutrition
Net sales of $174.6 million increased $9.2 million, or 6%, for the nine months ended March 31, 2018. The increased revenue primarily was driven by higher average selling prices, consistent with the underlying raw material commodity price increases.
Performance Products
Net sales of $39.6 million increased $4.7 million, or 14%, for the nine months ended March 31, 2018, due to increased volumes of copper-based and personal care products and higher average selling prices of copper-based products.
Gross profit
Gross profit of $199.4 million for the nine months ended March 31, 2018, increased $14.3 million, or 8%, as compared to the nine months ended March 31, 2017. Gross profit increased to 32.8% of net sales for the nine months ended March 31, 2018, as compared to 32.5% for the nine months ended March 31, 2017. The nine months ended March 31, 2018, included $1.7 million of acquisition-related cost of goods sold. Excluding the effects of the acquisition-related cost of goods sold, Animal Health gross profit increased $14.7 million due to volume growth, primarily in nutritional specialty products, vaccines and international MFAs and other, partially offset by declines in domestic MFAs and other sales, particularly a reduction in the net sales of medically important antimicrobials. Favorable seasonal demand for certain MFAs and other products and overall lower unit costs from improved manufacturing efficiencies for certain products also contributed to the gross profit increase. Mineral Nutrition gross profit increased $1.8 million due to volume growth, favorable product mix and higher average selling prices, partially offset by higher raw material costs. Performance Products gross profit decreased $0.5 million due to higher raw material costs of copper-based products, partially offset by increased volumes of copper-based and personal care products and higher average selling prices of copper-based products.

Selling, general and administrative expenses
SG&A of $126.6 million for the nine months ended March 31, 2018, increased $15.9 million, or 14%, as compared to the nine months ended March 31, 2017. SG&A for the nine months ended March 31, 2018 and 2017, included acquisition-related transaction costs of  $0.4 million and $1.3 million, respectively. SG&A for the nine months ended March 31, 2017, also included a $1.7 million charge for a partial settlement of the pension plan and a $7.5 million gain from an insurance settlement. Excluding these items, SG&A increased $10.9 million or 9%.
Animal Health SG&A increased $9.1 million as compared to the prior year, driven by investments in product and organization development. A recent acquisition also contributed to the Animal Health increase. Mineral Nutrition and Performance Products SG&A increased $0.2 million and $0.1 million, respectively. Excluding the acquisition-related transaction costs, the pension settlement cost and the insurance settlement gain, Corporate SG&A increased $1.5 million due to increased employee-related costs and higher professional fees, partially offset by reduced pension expense.
Interest expense, net
Interest expense, net of  $9.2 million for the nine months ended March 31, 2018, decreased $2.5 million, or 21%, as compared to the nine months ended March 31, 2017. Interest expense decreased $3.2 million compared to the prior year, primarily due to lower interest rates in the new Credit Facilities completed in June 2017. Interest income decreased $0.7 million due to less interest income on deposits in foreign jurisdictions.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the nine months ended March 31, 2018, amounted to net gains of  ($1.0) million, as compared to net gains of  ($0.6) million for the nine months ended March 31, 2017. The increased foreign currency gains during the nine months ended March 31, 2018, primarily were driven by the movement of the currencies of Brazil, South Africa, Turkey and Mexico relative to the U.S. dollar. Foreign currency gains and losses primarily arise from intercompany balances.
Provision (benefit) for income taxes
The provision for income taxes, effective income tax rate and certain income tax items for the nine months ended March 31, 2018 and 2017, are reflected in the table below:
For the Nine Months Ended March 31	2018	2017
	(in thousands, except percentages)
Provision (benefit) for income taxes	$21,779	$14,087
Effective income tax rate	33.7%	22.2%
Certain income tax items
Benefit from exercised employee stock options	$(3,397)	$(1,442)
Release of unrecognized tax benefits	(758)	—
Mandatory toll charge	4,249	—
Reduction of deferred tax assets	2,450	—
Reduction of foreign deferred tax assets	1,000	—
Reclassification from accumulated other comprehensive income	527	—
Release of foreign valuation allowance	—	(3,780)
Total	$4,071	$(5,222)
Provision (benefit) for income taxes, excluding certain items	$17,708	$19,309
Effective income tax rate, excluding certain items	27.4%	30.5%

The Tax Act included a mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries.
The reduction of deferred tax assets results from the remeasurement of deferred tax assets and liabilities, to reflect the reduced federal statutory income tax rate from the Tax Act.
The reduction of foreign deferred tax assets results from the remeasurement of deferred tax assets, to reflect a reduced income tax rate in certain international jurisdictions.
The reclassification from accumulated other comprehensive income (“AOCI”) reflects the reclassification of income taxes remaining in AOCI, after all related foreign currency derivatives had matured and were completely cleared from AOCI.
During the nine months ended March 31, 2017, we concluded it was more likely than not that the value of deferred tax assets related to a foreign subsidiary would be realized, resulting in the release of a foreign valuation allowance.
Net income
Net income of  $42.8 million for the nine months ended March 31, 2018, decreased $6.5 million, as compared to net income of $49.2 million for the nine months ended March 31, 2017. The decrease primarily was driven by a $1.6 million decline in operating income, partially offset by lower interest expense of $2.5 million and increased foreign currency gains of  $0.3 million, and a $7.7 million increase in the income tax provision. The decline in operating income primarily was influenced by infrequent items including: current-year acquisition-related cost of goods sold; prior-year gain from an insurance settlement; prior-year cost of a partial pension settlement; and the net effect of acquisition-related transaction costs, as previously discussed. Excluding the impacts of these items, operating income would have increased $5.0 million or 7%, driven by sales growth and gross profit expansion.
Adjusted EBITDA
Adjusted EBITDA of $96.0 million for the nine months ended March 31, 2018, increased $5.2 million, or 6%, as compared to the nine months ended March 31, 2017. Animal Health Adjusted EBITDA increased $6.0 million, or 6%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA increased $1.6 million, or 12%, due to volume growth, favorable product mix and higher average selling prices, partially offset by higher raw material costs. Performance Products Adjusted EBITDA decreased by $0.6 million, due to higher raw material costs, partially offset by higher average selling prices. Corporate expenses increased $1.9 million primarily due to increased employee-related costs and higher professional fees, partially offset by reduced pension costs.
Pension Plan and Retirement Savings Plan Changes
We amended our domestic noncontributory defined benefit pension plan to eliminate credit for future service and compensation increases, effective as of September 30, 2016. The amendment resulted in a pension curtailment gain of $6.8 million recorded in other comprehensive income during the three months ended September 30, 2016 with an offsetting reduction in the liability for pension benefits included in other liabilities. Separately, during the three months ended December 31, 2016, we recognized a $1.7 million charge associated with a partial settlement of the pension plan. The charge was recorded as a component of SG&A.
Concurrent with the pension plan amendments, we modified the 401(k) retirement savings plan effective October 1, 2016, to include, for all domestic employees, a non-elective Company contribution of 3% of compensation and an additional discretionary contribution of up to 4% of compensation, depending on the employee’s age and years of service.

Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Nine Months
For the Periods Ended March 31	2018	2017	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$59,899	$84,810	$(24,911)
Investing activities	(74,591)	(17,168)	(57,423)
Financing activities	(11,064)	(51,763)	40,699
Effect of exchange-rate changes on cash and cash equivalents	226	(174)	400
Net increase/(decrease) in cash and cash equivalents	$(25,530)	$15,705	$(41,235)

Net cash provided (used) by operating activities was comprised of:
	Nine Months
For the Periods Ended March 31	2018	2017	Change
	(in thousands)
EBITDA	$93,801	$94,636	$(835)
Adjustments
Acquisition-related cost of goods sold	1,671	—	1,671
Acquisition-related accrued compensation	1,084	1,260	(176)
Acquisition-related transaction costs	400	1,274	(874)
Pension settlement cost	—	1,702	(1,702)
Gain on insurance settlement	—	(7,500)	7,500
Foreign currency (gains) losses, net	(958)	(617)	(341)
Interest paid	(8,394)	(10,722)	2,328
Income taxes paid	(11,601)	(10,315)	(1,286)
Changes in operating assets and liabilities and other items	(15,704)	8,866	(24,570)
Cash provided by gain on insurance settlement	—	7,500	(7,500)
Cash used for acquisition-related transaction costs	(400)	(1,274)	874
Net cash provided (used) by operating activities	$59,899	$84,810	$(24,911)

Certain amounts may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $59.9 million for the nine months ended March 31, 2018. Cash provided by net income, adjusted for the effect of non-cash charges, was partially offset by $15.7 million of cash used in the ordinary course of business for changes in operating assets and liabilities and other items. Increased inventories used $21.7 million of cash due to the timing of sales, purchases and production and increased commodity costs of mineral nutrition products. A $6.8 million source of cash from increased accounts payable was primarily related to the timing of payments for inventory purchases.
Investing activities
Net cash used in investing activities was $74.6 million for the nine months ended March 31, 2018. We invested $45.0 million in short-term investments. We used $13.0 million for capital expenditures as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. We used $15.0 million for the acquisition of a business. Other investing activities used $1.6 million of cash.

Financing activities
Net cash used by financing activities was $11.1 million for the nine months ended March 31, 2018. We received $5.3 million from the issuance of common shares related to the exercise of employee stock options. We paid $12.0 million in dividends to holders of our Class A and Class B common stock. We paid $4.8 million in scheduled debt and other requirements. Net borrowings on our Revolver provided $0.5 million.
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
Certain relevant measures of our liquidity and capital resources follow:
As of	March 31, 2018	June 30, 2017	Change
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$75,553	$56,083	$19,470
Working capital	214,349	198,036	16,313
Ratio of current assets to current liabilities	2.82:1	2.81:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At March 31, 2018, we had $65.5 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $4.5 million, leaving $180.0 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends of $0.10 per share, representing $16.1 million annually on our Class A and Class B common stock, subject to approval from the Board of Directors. We declared and paid a cash dividend of $0.10 per share on Class A and Class B common stock during the three months ended March 31, 2018. On May 7, 2018, our Board of Directors declared a cash dividend of  $0.10 per share on each share of our Class A and Class B common stock outstanding on the record date of June 6, 2018, payable on June 27, 2018.
At March 31, 2018, our cash and cash equivalents and short-term investments included $75.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Contractual obligations
As of March 31, 2018, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2017.
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
Certain significant items
Adjusted EBITDA is calculated prior to considering certain items. We evaluate such items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual or non-operational nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis. An example of an unusual item is the loss on extinguishment of debt incurred in fiscal year 2017. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature. We evaluate the provision (benefit) for income taxes after excluding certain items that we consider unusual or non-operational in nature.

New accounting standards
For discussion of new accounting standards, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards.”
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of March 31, 2018, there have been no material changes to any of the critical accounting policies contained therein.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Phibro Animal Health Corporation
May 7, 2018	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
May 7, 2018	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer