Form 10-K
period 2018-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2018-08-27
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $654,921,282 as of December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the NASDAQ Stock Market. The registrant has no non-voting common stock.
As of August 20, 2018, there were 20,121,674 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,246,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on November 5, 2018 (hereinafter referred to as the “2018 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2018.

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

•
our ability to successfully implement our strategic initiatives;

•
our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;

•
adverse U.S. and international economic market conditions, including currency fluctuations;

•
failure of our product approval, R&D, acquisition and licensing efforts to generate new products;

•
the risks of product liability claims, legal proceedings and general litigation expenses;

•
the impact of current and future laws and regulatory changes;

•
modification of foreign trade policy may harm our food animal product customers

•
our dependence on our Israeli and Brazilian operations;

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
Pursuant to Section 102 of the JOBS Act, our 2018 Proxy Statement will provide reduced executive compensation disclosure.

We expect to remain an emerging growth company until June 30, 2019, which is the end of the fiscal year following the fifth anniversary of our initial public offering. We will be required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, effective with our June 30, 2019 consolidated financial statements.
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
Trademarks, Service Marks and Trade Names
The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: AB20®; Animate®; Aviax®; Aviax II™; Aviax Plus™; Avi-Carb®; Banminth®; Biosaf®; Bloat Guard®; Boviprol™; Cellerate Yeast Solutions®; Cerdimix™; Cerditac™; Chromax®; Coxistac™; Emulsigen®; Eskalin™; Lactrol®; Magni-Phi®; Mecadox®; MJPRRS®; MVP Adjuvants®; Neo-Terramycin®; Neo-TM™; Nicarb®; Nicarmix®; OmniGen-AF®; Posistac™; Procreatin 7®; Provia 6086™; Rumatel®; Safmannan®; Stafac®; TAbic®; Tailor Made®; Terramycin®; TM-50®; TM-100™; V.H.®; and, V-Max®.

PART I
Item 1.   Business
Overview
Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We strive to be a trusted partner with livestock producers, veterinarians and farmers by providing solutions to help them maintain and enhance the health of their animals and produce healthy, affordable food with fewer natural resources. We sell more than 1,500 product presentations in over 70 countries to approximately 3,000 customers. We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and contribute to balanced mineral nutrition. We sell animal health and mineral nutrition products either directly to integrated poultry, swine and cattle integrators or through commercial animal feed manufacturers, wholesalers and distributors.
Our products include:
•
Animal health products such as antibacterials, anticoccidials, nutritional specialty products and vaccines that help improve the animal’s health and therefore improve performance, food safety and animal welfare. Our Animal Health segment also includes antibacterials and other processing aids used to improve production efficiency in the ethanol fermentation industry.

•
Mineral nutrition products that fortify the animal’s diet and help maintain optimal health.

We have focused our efforts in regions where the majority of livestock production is consolidated in large commercial farms. We believe we are well positioned to further accelerate our growth with our established network of sales, marketing and distribution professionals in markets in North America, Latin America, Asia Pacific, Europe and Africa.
We are investing development resources and exploring a future entry into the companion animal sector. Our business today is concentrated in the livestock sector.
In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We sell performance products directly to customers in the aforementioned industries.
Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “the Company,” “Phibro,” “PAHC” and similar expressions refer to Phibro Animal Health Corporation and its subsidiaries. We completed our initial public offering on April 16, 2014. Our Class A common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange.
Business Segments
We manage our business in three segments—Animal Health, Mineral Nutrition and Performance Products—each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:
	Segments			Change				Percentage of total
For the Years Ended June 30	2018	2017	2016	2018/2017		2017/2016		2018	2017	2016
	($ in millions)
Animal Health	$532	$498	$486	$34	7%	$12	2%	65%	65%	65%
Mineral Nutrition	235	218	217	17	8%	2	1%	29%	29%	29%
Performance Products	53	48	49	5	11%	(0)	(1)%	7%	6%	6%
Total	$820	$764	$752	$56	7%	$13	2%

	Species			Change				Percentage of total
For the Years Ended June 30	2018	2017	2016	2018/2017		2017/2016		2018	2017	2016
	($ in millions)
Poultry	$321	$301	$292	$20	7%	$9	3%	39%	39%	39%
Dairy	177	157	146	20	13%	11	7%	22%	21%	19%
Cattle	80	76	96	4	5%	(20)	(21)%	10%	10%	13%
Swine	100	93	100	7	8%	(8)	(8)%	12%	12%	13%
Other(1)	142	137	116	5	4%	21	18%	17%	18%	15%
Total	$820	$764	$752	$56	7%	$13	2%

	Regions(2)			Change				Percentage of total
For the Years Ended June 30	2018	2017	2016	2018/2017		2017/2016		2018	2017	2016
	($ in millions)
U.S. & Canada	$504	$502	$493	$2	0%	$9	2%	61%	66%	66%
Latin America	126	99	109	27	27%	(10)	(9)%	15%	13%	15%
Asia Pacific	70	67	61	3	5%	6	10%	9%	9%	8%
Europe, Middle East & Africa	120	96	89	24	25%	7	8%	15%	13%	12%
Total	$820	$764	$752	$56	7%	$13	2%

(1)
Other includes sales related to: Performance Products customers; the ethanol industry; aquaculture and other minor species; adjuvants for vaccine manufacturers; and Mineral Nutrition pet food, plant nutrition and other customers.

(2)
Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.
Adjusted EBITDA by segment was:
	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2018	2017	2016	2018/2017		2017/2016		2018	2017	2016
	($ in millions)
Animal Health	$142	$130	$127	$12	9%	$3	3%	87%	87%	89%
Mineral Nutrition	19	17	15	1	7%	2	16%	11%	12%	10%
Performance Products	2	2	1	(0)	(9)%	1	106%	1%	1%	1%
Corporate	(33)	(30)	(29)	(4)	*	(1)	*
Total	$129	$120	$114	$9	7%	$6	5%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” for description of Adjusted EBITDA.

(2)
Before unallocated corporate costs

Certain amounts and percentages may reflect rounding adjustments.
Net identifiable assets by segment were:
	Net Identifiable Assets			Change				Percentage of total
As of June 30	2018	2017	2016	2018/2017		2017/2016		2018	2017	2016
	($ in millions)
Animal Health	$456	$442	$445	$14	3%	$(3)	(1)%	68%	71%	73%
Mineral Nutrition	70	55	58	15	26%	(2)	(4)%	10%	9%	10%
Performance Products	24	24	22	0	1%	2	10%	4%	4%	4%
Corporate	122	102	84	20	20%	18	22%	18%	16%	14%
Total	$672	$623	$608	$49	8%	$16	3%

Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.
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

Our animal health products help our customers prevent, control and treat diseases and enhance nutrition to help improve health, enabling our customers to more efficiently produce high-quality, wholesome and affordable animal protein products for human consumption. We develop, manufacture and market animal health products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. We provide technical and product support directly to our customers to ensure the optimal use of our products. The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and seasons. As a result, we may experience regional and seasonal fluctuations in our animal health segment. Animal Health net sales by product group and regions were:
	Product Groups			Change				Percentage of total
For the Years Ended June 30	2018	2017	2016	2018/2017		2017/2016		2018	2017	2016
	($ in millions)
MFAs and other	$337	$321	$340	$15	5%	$(19)	(5)%	63%	65%	70%
Nutritional specialties	123	111	94	12	11%	17	18%	23%	22%	19%
Vaccines	72	65	52	7	11%	13	25%	14%	13%	11%
Animal Health	$532	$498	$486	$34	7%	$12	2%

	Regions(1)			Change				Percentage of total
For the Years Ended June 30	2018	2017	2016	2018/2017		2017/2016		2018	2017	2016
	($ in millions)
U.S. & Canada	$221	$241	$235	$(20)	(8)%	$6	3%	42%	48%	48%
Latin America	121	96	104	25	26%	(9)	(8)%	23%	19%	21%
Asia Pacific	69	67	61	2	4%	6	10%	13%	13%	12%
Europe, Middle East & Africa	121	94	86	27	29%	8	9%	23%	19%	18%
Total	$532	$498	$486	$34	7%	$12	2%

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
Approximately 50% of our MFAs and other sales in fiscal year 2018 were to the poultry industry, with sales to swine, cattle, dairy and other customers accounting for the remainder. We sell our MFAs and other products in all regions where we do business, with the largest region (as measured by net sales) accounting for approximately one-third of the product group’s net sales.
Nutritional Specialties
Many of our proprietary nutritional specialty products have been developed through basic research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include OmniGen-AF®, a patented nutritional specialty product that has been shown in several studies to help maintain a cow’s healthy immune system; Animate®, a patented anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow; Magni-Phi®, a proprietary nutritional specialty product that has been shown in several studies to help improve immune response in poultry; and, Cellerate Yeast Solutions®, a proprietary yeast culture product that is used in all classes of livestock to help improve digestive health, which may lead to improved animal health and performance. We sell our nutritional specialty products in the United States and various other countries internationally.
Vaccines
Our vaccines products are primarily focused on preventing diseases in poultry and swine. We market vaccines in all regions in which we operate. We market our vaccine products to protect animals from either viral or bacterial disease challenges.
We have developed and distribute over 20 licensed vaccine presentations for prevention of disease in poultry including vaccines to protect against Infectious Bursal Disease, Infectious Bronchitis, and Newcastle Disease.
We develop, manufacture and distribute autogenous vaccines against animal diseases in the United States. Our autogenous vaccines allow us to produce custom vaccines for veterinarians that contain antigens specific to each farm, allowing Phibro to provide comprehensive health management solutions to our customers. We also market adjuvants to vaccine manufacturers and other products. In July 2018, we accelerated the closing date and completed the purchase of intellectual property and certain other assets relating to the manufacture and sale of an autogenous vaccine against porcine reproductive and respiratory syndrome (“PRRS”). We previously were the exclusive distributor of the PRRS vaccine.
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
We recently acquired an idle vaccine production facility in Sligo, Ireland and plan to develop and operate the facility to produce poultry vaccines, with longer term expectations to add swine and cattle vaccines.

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
Performance Products
Our Performance Products business manufactures and markets a number of specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.
Our Products
Animal Health
MFAs and Other
Our MFAs and other business primarily consists of the production and sale of antibacterials (Stafac, Terramycin, Neo-Terramycin and Mecadox) and anticoccidials (Nicarb, Aviax, Aviax Plus, Coxistac and amprolium). We sell our MFAs and other products in all regions where we do business.
Antibacterials and Anticoccidials
We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals and increased feed conversion efficiency, which are proven drivers of profitability for animal producers. The table below presents our core MFA products:
Product	Active Ingredient	Market Entry of Active Ingredient	Description
Terramycin®/TM-50®/TM-100™	oxytetracycline	1951	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock
Mecadox®	carbadox	1972	Antibacterial for swine to control Salmonellosis and dysentery
Stafac®/Eskalin™/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac™/Posistac™	salinomycin	1979	Anticoccidial for poultry and cattle; disease preventative in swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock

Product	Active Ingredient	Market Entry of Active Ingredient	Description
Cerditac™/Cerdimix™	oxibendazole	1982	Anthelmintic for livestock
Aviax®/Aviax II™	semduramicin	1995	Anticoccidial for poultry
Neo-Terramycin®/Neo-TM™	oxytetracycline + neomycin	1999	Combination of two antibacterials with multiple applications for a wide number of species
Aviax® Plus/Avi-Carb®	semduramicin + nicarbazin	2010	Anticoccidial for poultry
Antibacterials are biological or chemical products used in the animal health industry to treat or to prevent bacterial diseases, thereby promoting more efficient livestock growth. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent, control and treat disease in livestock, which can also lead to improved overall health of the animals, improved rate of weight gain and more efficient feed conversion. Our antibacterial products include:
•
Oxytetracycline and Neomycin. Terramycin® utilizes the active ingredient oxytetracycline and Neo-Terramycin® combines the active ingredients neomycin and oxytetracycline to prevent, control and treat a wide range of diseases in chickens, turkeys, cattle, swine and aquaculture. We sell Terramycin and/or Neo-Terramycin products primarily to livestock and aquaculture producers, feed companies and distributors.

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

Anticoccidials are produced through fermentation and chemical synthesis, and are primarily used to prevent and control the disease coccidiosis in poultry and cattle, thereby promoting more efficient livestock growth. Coccidiosis is a disease of the digestive tract that has considerable health consequences to livestock and, as a result, is of great concern to livestock producers. We sell our anticoccidials primarily to integrated poultry producers and feed companies and to international animal health companies. Our anticoccidial products include:
•
Nicarbazin. We produce and market nicarbazin, a broad-spectrum anticoccidial used for coccidiosis prevention in poultry. We market nicarbazin under the trademarks Nicarb® and Nicarmix® and as an active pharmaceutical ingredient.

•
Amprolium. We produce and market amprolium primarily as an active pharmaceutical ingredient.

•
Salinomycin and Semduramicin. We produce and market Coxistac®, Aviax®/Aviax II™/Aviax Plus™/Avi-Carb® and Posistac™, which are in a class of compounds known as ionophores, to combat coccidiosis in poultry and increase feed efficiency in swine.

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
Our nutritional specialty products include:
Product	Market Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality
Chromax®	1992	Source of organic chromium used to optimize swine production through reproductive efficiency
Animate®	1999	Maintains proper blood calcium levels in dairy cows during critical transition period
Omnigen-AF®	2004	Optimizes immune status in dairy cows
Provia 6086™	2013	Direct fed microbial (b.coagulans) for all classes of livestock
Magni-Phi®	2015	Proprietary blend that helps to improve immune response and may lead to improved absorption and utilization of nutrients for poultry
Cellerate Yeast Solutions®	2017	Proprietary yeast culture products for all classes of livestock to help improve digestive health
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
Animate® is a patented anionic mineral supplement that helps optimize the health and performance of the transition dairy cow and improves profitability for dairy producers.
OmniGen-AF® is a proprietary nutritional specialty product manufactured and marketed exclusively by us that has been shown in various studies to help maintain a cow’s healthy immune system and improve their natural response to potential environmental and health challenges.
Magni-Phi® is a proprietary blend of saponins, triterpenoids and polyphenols (classes of phytogenic feed additives or natural botanicals) that helps improve immune response and may lead to improved absorption and utilization of nutrients for poultry.
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

Vaccines
We develop, manufacture and market vaccines primarily for poultry. We develop, manufacture and market autogenous vaccines for chickens, swine and cattle in the United States. We produce vaccines that protect animals from either viral or bacterial disease challenges. Our vaccine products include:
Product	Market Entry	Description
V.H.®	1974	Live vaccine for the prevention of Newcastle Disease in poultry
Tailor Made® Vaccines	1982	Autogenous vaccines against either bacterial or viral diseases in swine and cattle
MVP Adjuvants®	1982	Components of veterinary vaccines which enhance the immune response to a vaccine
TAbic M.B.	2004	Live vaccine for the prevention of Infectious Bursal Disease in poultry
MJPRRS®	2007	Autogenous vaccine for the prevention of porcine reproductive and respiratory syndrome (“PRRS”) in swine
TAbic IB VAR	2009	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic IB VAR206	2010	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
The V.H. strain of Newcastle Disease vaccine is a pathogenic strain and is effective when applied by aerosol, coarse spray, drinking water or eye-drops. It has been used successfully under various management and climate conditions in many breeds of poultry.
Tailor Made® Vaccines are autogenous vaccines against either bacterial or viral diseases which contain antigens specific to each farm. We manufacture and sell these vaccines to veterinarians for use primarily in swine and cattle.
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
We focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines, such as the inactivated subunit Infectious Bursal Disease Virus and Egg Drop Syndrome vaccines, being sold as monovalent vaccines or in combinations with other antigens.
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

Performance Products
Our Performance Products business manufactures and markets products for use in the personal care, industrial chemical and chemical catalyst industries. We operate the business through our PhibroChem (a division of PAHC), Ferro Metal and Chemical Corporation Limited and Phibro-Tech, Inc. (“Phibro-Tech”) business units.
Sales and Marketing
Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of approximately 300 employees plus approximately 200 distributors who market our portfolio of more than 1,400 product presentations to livestock producers, animal feed companies and distributors in over 70 countries.
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
We sell our Performance Products through our local sales offices to the personal care, industrial chemical and chemical catalyst industries. We market these products predominately in the United States.
Customers
We have approximately 3,000 customers, of which approximately 2,900 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy farmers, to be the primary customers of our livestock products. We sell our products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.
We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.
Product Registrations, Patents and Trademarks
We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, approximately 200 patents or pending applications in more than 50 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.
We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is controlled by regulatory authorities that are specific to each country (e.g., the FDA in the United States, Health Canada in Canada and EFSA/EMA in Europe). Because they regulate the safety and wholesomeness of the human food supply, their responsibility includes feed additives for animals from which human food products are derived. Medicated product registrations and requirements are country- and product-specific for each country in which they are sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2018, we had approximately 700 Animal Health product registrations globally, including approximately 400 MFA registrations and approximately 300 vaccine registrations. Our MFA global registrations included 95 registrations for virginiamycin.
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
We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, more than 1,700 trademark registrations or pending applications globally, identifying goods and services related to our business.
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
The USDA and the FDA are primarily responsible for the safety and wholesomeness of the U.S. human food supply. The FDA regulates foods intended for human consumption and, through the Center for Veterinary Medicine (“CVM”), regulates the U.S. manufacture and distribution of animal drugs that will be given to animals from which human foods are derived. All manufacturers of animal health pharmaceuticals marketed in the United States, must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug, and Cosmetic Act. To protect the food and drug supply for animals, the FDA develops technical standards for animal drug safety and effectiveness and evaluates data necessary to support approvals of veterinary drugs. Drug sponsors are required to file reports of certain product quality defects and adverse events in accordance with agency requirements.
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
FDA approval of Type A/B/C Medicated Feed Articles and drugs is based on satisfactory demonstration of safety, efficacy, manufacturing quality standards and appropriate labelling. Efficacy requirements are based on the desired label claim and encompass all species for which label indication is desired. Safety requirements include target animal safety and, in the case of food animals, human food safety (HFS). HFS reviews include drug residue levels and the safety of those residue levels. In addition to the safety and efficacy requirements for animal drugs used in food-producing animals, environmental safety must be demonstrated. Depending on the compound, the environmental studies may be quite extensive and expensive. In many instances, the regulatory hurdles for a drug that will be used in food-producing animals are at least as stringent as, if not more so than, those required for a drug used in humans. In addition, certain safety requirements relating to antimicrobial resistance must be met for antimicrobial products.
The CVM Office of New Animal Drug Evaluation is responsible for reviewing information submitted by drug sponsors who wish to obtain approval to manufacture and sell animal drugs. A new animal drug is deemed unsafe unless there is an approved New Animal Drug Application (“NADA”). Virtually all animal drugs are “new animal drugs” within the meaning of the term in the Federal Food, Drug, and Cosmetic Act. An approved Abbreviated New Animal Drug Application (“ANADA”) is a generic equivalent of an NADA previously approved by the FDA. Both are administered by the FDA. The drug development process for human therapeutics can be more involved than that for animal drugs. However, because human food safety and environmental safety are issues for food-producing animals, the animal drug approval process for food-producing animals typically takes longer than for non-food-producing animals, such as companion animals.
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
In classifying virginiamycin in 2003 as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, the FDA’s stated concern was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment of VREf infections in humans. We have requested that FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy, however, the FDA has declined our request, citing primarily the need to engage all stakeholders on any possible changes to GFI 152 through the processes mandated by the FDA’s good guidance practices, including issuing guidance revisions in draft and giving the public an opportunity to comment. There can be no assurance that we will be successful in the future in gaining the FDA’s agreement with our view that removal of the VREf indication for Synercid requires the FDA to remove virginiamycin from the GFI 152 list of MIAs.
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
In January 2017, the FDA and industry completed the process of label changes for MIA products to remove production claims and to limit the use of MIAs to those uses that are considered necessary for assuring animal health, namely for the prevention, control, and/or treatment of disease, and that MIA use in food-producing animals should include veterinary oversight or consultation. The label changes were the result of recommendations from the CVM, as described in GFI 213 (“New Animal Drugs and New Animal Drug Combination Products Administered in or on Medicated Feed or Drinking Water of Food-Producing Animals: Recommendations for Drug Sponsors for Voluntarily Aligning Product Use Conditions with GFI 209”) and GFI 209 (“The Judicious Use of Medically Important Antimicrobial Drugs in Food-Producing Animals”). We completed the process for label changes as described in GFI 213 by January 2017, within the timeline requested by the FDA. United States sales of antibacterial products that the FDA has classified as medically important antimicrobials were $17 million, $23 million and $37 million for the years ended June 30, 2018, 2017 and 2016, respectively.
In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. In July 2016, we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings; however, we continue to submit data to the FDA and respond to their questions. There is no timeline for the conclusion of this matter. The initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. We have complete confidence in the safety of Mecadox. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. Our sales of Mecadox in the United States were approximately $11 million, $15 million and $15 million for the years ended June 30, 2018, 2017 and 2016, respectively. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
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
In May 2018, the FDA conducted a routine audit of our manufacturing facility at Guarulhos, Brazil and did not issue any inspectional observations. Accordingly, this site is considered to be in conformance with U.S. cGMP standards. In March 2016, the FDA conducted a cGMP audit of this facility and issued six inspectional observations (Form 483). Audits related to cGMP standards are typically carried out by the FDA on a two year cycle. Although it is our objective to remain in full conformance with U.S. cGMP standards, there can be no assurance that future inspections will not raise adverse inspectional observation. Failure to comply with cGMP standards could have a material impact on our business and financial results.
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
A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product that has obtained a BSA and is sold in the European Union. Similarly, a BSA for our semduramicin product, Aviax, was published in 2006 and required reauthorization in October 2016. We have submitted a dossier for reauthorization in accordance with the requirements of the EFSA and responded to request for additional information from EFSA by submitting additional data. Because the EFSA’s requests were in addition to standard reauthorization requirements, the current BSA remains valid while EFSA reviews the additional data we have submitted. There can be no guarantee that these submissions will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.
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
Rest of world
We are subject to regulatory requirements governing investigation, clinical trials and marketing approval for animal drugs in many other countries in which our products are sold. The regulatory approval process includes similar risks to those associated with FDA and European Commission approvals set forth above.
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
Competition
We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. Some competitors have greater financial, R&D, production and other resources than we have. Our competitive position is based principally on our product registrations, customer service and support, breadth of product line, product quality, manufacturing technology, facility location, and product prices. We face competition in every market in which we participate. Some of our principal competitors include Ceva Santé Animale, Boehringer Ingelheim International GMBH, Eli Lilly and Company (Elanco Animal Health), Huvepharma Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Southeastern Minerals, Inc. and Zoetis Inc. Many of our products face competition from products that may be used as an alternative or substitute.
There has been, and there may continue to be consolidation in the animal health market, which could strengthen our competitors. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position, however, we believe the following strengths create sustainable competitive advantages that will enable us to continue our growth as a leader in our industry:
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
Global Presence with Existing Infrastructure in Key High-Growth Markets
We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in over 65 countries, provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Russia and former CIS countries, Mexico, Turkey, Australia, Canada and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 59% of our Animal Health segment revenues for the year ended June 30, 2018.
Leading Positions in High Growth Sub-sectors of the Animal Health Market
We are a global leader in the development, manufacture and commercialization of MFA and nutritional specialty products for the animal health market. We believe we are well positioned in the fastest growing food animal species segments of the animal health market with significant presence in poultry and swine, which are projected by Vetnosis to grow globally at compound annual rates from 2017 through 2022 of 6.8% and 5.3%, respectively. Our sales of MFA products were third largest in the animal health market. According to Vetnosis, MFA products are projected to grow at a compound annual rate of approximately 3.7% between 2017 and 2022.
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
Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships
Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 300 employees and a broad distribution network, we market our portfolio of more than 1,400 product presentations to livestock producers and veterinarians in over 70 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 150 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.
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
We have a strong management team with a proven track record of success at both the corporate and operating levels. The executive management team has diverse backgrounds and an average of approximately 19 years of experience in the animal health industry.
Employees
As of June 30, 2018, we had approximately 1,500 employees. Employees at our Guarulhos, Brazil facility are covered by a multi-employer regional industry-specific union. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees are covered by individual employment agreements. We believe our relations with union and non-union employees are good.
Manufacturing
The Animal Health business segment manufactures many products internally and supplements that production with contract manufacturing organizations (“CMOs”) as necessary.
We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial products in Guarulhos, Brazil and Braganca Paulista, Brazil. We manufacture active pharmaceutical ingredients for certain of our anticoccidial products in Neot Hovav, Israel. We produce vaccines in Beit Shemesh, Israel and Omaha, Nebraska. We produce adjuvants in Omaha, Nebraska. We produce pharmaceuticals, disinfectants and other animal health products in Petach Tikva, Israel. We produce certain of our major nutritional specialty and mineral nutrition products in Quincy and Chillicothe, Illinois, and we produce certain of our mineral nutrition products in Omaha, Nebraska.
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
Our R&D expenses were $10.0 million, $9.4 million and $11.0 million for fiscal years 2018, 2017 and 2016, respectively.
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
Capital Expenditures
We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $2.5 million for fiscal year ended June 30, 2018. We estimate that our capital expenditures for compliance will be $5.7 million and $6.2 million for fiscal years 2019 and 2020, respectively; however, these estimates are subject to change given the uncertainty of future Environmental Laws and the interpretation and enforcement thereof, as further described in this Annual Report on Form 10-K. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.
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
PRP at Omega Chemical Superfund Site. The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as PRPs due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA and RCRA in the United States District Court for the Central District of

California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Potential Claims. In addition to cleanup obligations, we could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage, which liability may not be covered by insurance.
Environmental Accruals and Financial Assurance. We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $6.8 million and $7.2 million as of June 30, 2018 and 2017, respectively.
In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of surety bonds or letters of credit, issued pursuant to our revolving credit facility. As of June 30, 2018, surety bonds and letters of credit provided $10.0 million of financial assurance.
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
Where You Can Find More information
We are subject to the information and periodic and current reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, in accordance therewith, will file periodic and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such periodic and current reports, proxy statements and other information will be available to the public on the SEC’s website at www.sec.gov and through our website at www.pahc.com. You may also read or copy such periodic or current reports, proxy statements and other information the Company files with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information.
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
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus, primarily in the United States, on the use of medically important antimicrobials, as defined by the FDA. Medically important antimicrobials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. Our products that contain virginiamycin, oxytetracycline or neomycin are classified by the FDA as medically important antimicrobials. This may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations. Our sales in the United States of products that the FDA has classified as medically important antimicrobials were approximately $17 million, $23 million and $37 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
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
In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. In July 2016, we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings; however, we continue to submit data to the FDA and respond to their questions. There is no timeline for the conclusion of this matter. The initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. We have complete confidence in the safety of Mecadox. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. Our sales of Mecadox in the United States were approximately $11 million, $15 million and $15 million in the years ended June 30, 2018, 2017 and 2016, respectively. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations.
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
Our global sales of antibacterials, anticoccidials and other products were approximately $337 million for the year ended June 30, 2018. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.
A material portion of our sales are generated by antibacterials and other related products.
Our medicated products business is comprised of a relatively small number of compounds and accounted for 41% and 42% of net sales for the years ended June 30, 2018 and 2017, respectively. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.
We face competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have.
Many of our products face competition from alternative or substitute products. We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Some competitors have greater financial, R&D, production and other resources than we have. Some of our principal competitors include Ceva Santé Animale, Boehringer Ingelheim International GmbH, Eli Lilly and Company (Elanco Animal Health), Huvepharma Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Southeastern Minerals, Inc. and Zoetis Inc. To the extent these companies or new entrants offer comparable animal health, mineral nutrition or performance products at lower prices, our business could be adversely affected. New entrants could substantially reduce our market share or render our products obsolete. Furthermore, many of our competitors have relationships with key distributors and, because of their size, have the ability to offer attractive pricing incentives, which may negatively impact or hinder our relationships with these distributors.

In certain countries, because of our size and product mix, we may not be able to capitalize on changes in competition and pricing as fully as our competitors. In recent years, there have been new generic medicated products introduced to the livestock industry, particularly in the United States.
There has been and likely will continue to be consolidation in the animal health market, which could strengthen our competitors. Our competitors can be expected to continue to improve the formulation and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position or market share. We also face competitive pressures arising from, among other things, more favorable safety and efficacy product profiles, limited demand growth or a significant number of additional competitive products being introduced into a particular market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale and the ability of competitors to produce or otherwise procure animal health products at lower costs than us. To the extent that any of our competitors are more successful with respect to any key competitive factor, or we are forced to reduce, or are unable to raise, the price of any of our products in order to remain competitive, our business, financial condition and results of operations could be materially adversely affected.
Outbreaks of animal diseases could significantly reduce demand for our products.
Sales of our food animal products could be materially adversely affected by the outbreak of disease carried by food animals, which could lead to the widespread death or precautionary destruction of food animals as well as the reduced consumption and demand for animal protein. The demand for our products could be significantly affected by outbreaks of animal diseases, and such occurrences may have a material adverse impact on the sale of our products and our financial condition and results of operations. The outbreaks of disease are beyond our control and could significantly affect demand for our products and consumer perceptions of certain meat products. An outbreak of disease could result in governmental restrictions on the import and export of chicken, pork, beef or other products to or from our customers. This could also create adverse publicity that may have a material adverse effect on our ability to sell our products successfully and on our financial condition and results of operations. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes.
In the past decade, there has been substantial publicity regarding H1N1, known as North American (or Swine) Influenza and, previously, H5N1, known as Highly Pathogenic Avian Influenza, in the human population. There have also been concerns relating to E. coli in beef and Salmonella in poultry and other food poisoning micro-organisms in meats and other foods. Consumers may associate human health fears with animal diseases, food, food production or food animals whether or not it is scientifically valid, which may have an adverse impact on the demand for animal protein. Occurrences of this type could significantly affect demand for animal protein, which in turn could affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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
In May 2018, the FDA conducted a routine audit of our manufacturing facility at Guarulhos, Brazil and did not issue any inspectional observations. Accordingly, this site is considered to be in conformance with U.S. cGMP standards. In March 2016, the FDA also conducted a cGMP audit of this facility and issued six inspectional observations (Form 483). Audits related to cGMP standards are typically carried out by the FDA on a two year cycle. Although it is our objective to remain in full conformance with U.S. cGMP standards, there can be no assurance that future inspections will not raise adverse inspectional observation. Failure to comply with cGMP standards could have a material impact on our business and financial results.
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
We may experience declines in the sales volume and prices of our products as the result of the continuing trend toward consolidation of certain customer and distributor groups as well as the emergence of large buying groups.
We make a majority of our sales to integrated poultry, swine and cattle operations and to a number of regional and national feed companies, distributors, co-ops and blenders. Food animal producers,

particularly, swine and poultry producers, and our distributors have seen recent consolidation in their industries. Significant consolidation of our customers and distributors may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups potentially could enable such groups to attempt to extract price discounts on our products. Moreover, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenues. Consolidation among our customer base may also lead to reduced demand for our products and replacement of our products by the combined entity with those of our competitors. The result of these developments could have a material adverse effect on our business, financial condition and results of operations.
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
Regulatory actions based on these types of safety, quality or efficacy concerns could impact all, or a significant portion of a product’s sales and could, depending on the circumstances, materially adversely affect our results of operations.
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
The raw materials used by us and our third party contract manufacturers in the manufacture of our products can be subject to price fluctuations and their availability can be limited.
While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials and our third party contract manufacturers may demand price increases related to increases in the costs of raw materials. Although no single raw material accounted for more than 6% of our cost of goods sold for the year ended June 30, 2018, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages of such raw materials will not occur. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.
Our revenues are dependent on the continued operation of our various manufacturing facilities.
Although presently all our manufacturing facilities are considered to be in good condition, the operation of our manufacturing facilities involves many risks which could cause product interruptions, including the breakdown, failure or substandard performance of equipment, construction delays, mislabeling, shortages of materials, labor problems, power outages, the improper installation or operation of equipment, natural disasters, terrorist activities, the outbreak of any highly contagious diseases near our production sites and the need to comply with environmental and other directives of governmental agencies. In addition, regulatory authorities such as the FDA typically require approval and periodic inspection of the manufacturing facilities to confirm compliance with applicable regulatory requirements, and those requirements may be enforced by various means, including seizures and injunctions. Certain of our product lines are manufactured at a single facility, and certain of our product lines are manufactured at a single facility with limited capacity at a second facility, and production would not be easily transferable to another site. The occurrence of material operational problems, including but not limited to the above events, may adversely affect our financial condition and results of operations.
Our manufacturing network may be unable to meet the demand for our products or we may have excess capacity if demand for our products changes. The unpredictability of a product’s regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites, and shifting customer demand (including as a result of market conditions or entry of branded or generic competition) increase the potential for capacity imbalances. In addition, construction of manufacturing sites is expensive, and our ability to recover costs will depend on the market acceptance and success of the products produced at the new sites, which is uncertain.
We could be subject to changes in our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Changes in the relevant tax laws, regulations and interpretations could adversely affect our future effective tax rates. Modifications to key elements of the U.S. or international tax framework could have a material adverse effect on our consolidated financial statements.
The United States government enacted comprehensive income tax legislation (the “Tax Act”) in December 2017. The Tax Act makes broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate from 35% to 21%, creating a territorial tax system that includes a one-time mandatory transition tax on previously deferred foreign earnings and changes to business-related exclusions, deductions and credits. Our provision for income taxes reflects a statutory 28.1% weighted-average federal income tax rate and other elements of the Tax Act in effect for our fiscal year ending June 30, 2018. The statutory federal income tax rate will be 21.0% for our fiscal year beginning July 1, 2018. Pursuant to the Staff Accounting Bulletin No. 118 published by the SEC, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date.
Our consolidated effective tax rate is subject to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely affecting our expected consolidated effective tax rate and our tax liability. If our effective tax rates were to increase, particularly in the U.S. or other material foreign jurisdictions, our business, financial condition and results of operations could be materially adversely affected. In addition, our tax returns and other tax filings and positions are subject to review by the Internal Revenue Service (the “IRS”) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations or the effects on our consolidated financial statements.
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

•
government limitations on foreign ownership;

•
government takeover or nationalization of business;

•
changes in tax laws and tariffs;

•
imposition of anti-dumping and countervailing duties or other trade-related sanctions;

•
costs and difficulties and compliance risks in staffing, managing and monitoring international operations;

•
corruption risk inherent in business arrangements and regulatory contacts with foreign government entities;

•
longer payment cycles and increased exposure to counterparty risk; and

•
additional limitations on transferring personal information between countries or other restrictions on the processing of personal information.

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
As of June 30, 2018, we had manufacturing and direct sales operations in 16 countries and sold our products in over 70 countries. Our operations outside the United States accounted for 56% and 52% of our consolidated assets as of June 30, 2018 and 2017, respectively, and 40% and 37% of our consolidated net sales for the years ended June 30, 2018 and 2017, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.
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
Our Israeli manufacturing facilities and local operations accounted for 27% and 25% of our consolidated assets, as of June 30, 2018 and 2017, respectively, and 21% and 22% of our consolidated net sales for the years ended June 30, 2018 and 2017. We maintain manufacturing facilities in Israel, which manufacture:

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
Our Brazilian manufacturing facilities and local operations accounted for 13% and 14% of our consolidated assets, as of June 30, 2018 and 2017, respectively, and 20% and 18% of our consolidated net sales for the years ended June 30, 2018 and 2017, respectively. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.
Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Brazil.
Certain of our employees are covered by collective bargaining or other labor agreements.
As of June 30, 2018, approximately 230 of our Israeli employees and 413 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.
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
Modification of foreign trade policy may harm our food animal product customers.
Changes in laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our results of operations. A number of our customers, particularly U.S.-based food animal producers, benefit from free trade agreements, such as the North American Free Trade Agreement (“NAFTA”). The U.S. has initiated negotiations with Canada and Mexico aimed at re-negotiating terms of NAFTA. Efforts by the U.S. to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, as well as trade disputes or the imposition of tariffs, could harm our customers, and as a result, materially adversely affect our business, financial condition and results of operations.
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
A third party may sue us, our distributors or licensors, or otherwise make a claim, alleging infringement or other violation of the third-party’s patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights. If we do not prevail in this type of litigation, we may be required to:
•
pay monetary damages;

•
obtain a license in order to continue manufacturing or marketing the affected products, which may not be available on commercially reasonable terms, or at all; or

•
stop activities, including any commercial activities, relating to the affected products, which could include a recall of the affected products and/or a cessation of sales in the future.

The costs of defending an intellectual property claim could be substantial and could materially adversely affect our operating results and financial condition, even if we successfully defend such claims. We may also incur costs in connection with an obligation to indemnify a distributor, licensor or other third party. Moreover, even if we believe that we do not infringe a validly existing third-party patent, we may choose to license such patent, which would result in associated costs and obligations. We may also incur costs in connection with an obligation to indemnify a distributor, licensor or other third party.
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
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anticorruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA other anti-corruption laws or Trade Control laws by U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations
Increased regulation or decreased governmental financial support for the raising, processing or consumption of food animals could reduce demand for our animal health products.
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
As of June 30, 2018, we had $243.8 million of outstanding indebtedness under our Term A loan (reflects the principal amount), $70.0 million of outstanding borrowings under our revolving credit facility (together with the Term A loan, the “Credit Facilities”) and $4.2 million of outstanding letters of credit. Subject to restrictions in our Credit Facilities, we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.
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
The terms of the Credit Facilities contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. As a result of these covenants and restrictions, we will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with the covenants in any of our debt instruments in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.
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
We are a party to certain contractual arrangements that are subject to change of control provisions. In this context, “change of control” is generally defined as including (a) any person or group, other than Mr. Jack C. Bendheim and his family and affiliates (the current holders of approximately 91.0% of the combined voting power of all classes of our outstanding common stock), becoming the beneficial owner of more than 50% of the total voting power of our stock, and (b) a change in any twelve month period in the majority of the members of the Board that is not approved by Mr. Bendheim and/or his family and affiliates or by the majority of directors in office at the start of such period.
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
Under GAAP, if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2018, we had goodwill of $27.3 million and identifiable intangible assets, less accumulated amortization, of $52.0 million. Identifiable intangible assets consist primarily of developed technology rights and patents, customer relationships, distribution agreements and trade names and trademarks. During fiscal year 2017, we determined certain of our intangible assets were impaired. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards, Long-Lived Assets and Goodwill.”
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
The protection of customer, employee and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws could damage our reputation and result in lost sales, fines and lawsuits. Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Any actual or perceived access, disclosure or other loss of information or any significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws or contractual obligations with customers, vendors, payment processors and other third parties, could result in legal claims or proceedings, liability under laws or contracts that protect the privacy of personal information, regulatory penalties, disruption of our operations, and damage to our reputation, all of which could materially adversely affect our business, revenue and competitive position.
We may be subject to information technology system failures, network disruptions and breaches in data security.
We are increasingly dependent upon information technology systems and infrastructure to conduct critical operations and generally operate our business, which includes using information technology systems to process, transmit and store electronic information in our day-to-day operations, including customer, employee and company data. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. We also store certain information with third parties. Our information systems and those of our third-party vendors are subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks and also are vulnerable to an increasing threat of continually evolving cybersecurity risks and external hazards. Disruption, degradation, or manipulation of these systems and infrastructure through intentional or accidental means could impact key business processes. Cyber-attacks against the Company’s systems and infrastructure could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Likewise, improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, lost or stolen. Such attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. Although the aggregate impact on the Company’s operations and financial condition has not been material to date, the Company has been the target of events of this nature and expects them to continue as cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns, cybersecurity attacks or breaches in our systems that could cause reputational damage, business disruption and legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets and sensitive information; and could otherwise adversely affect our business and financial results.
Risks Related to Ownership of Our Class A Common Stock
Our multiple class structure and the concentration of our voting power with certain of our stockholders will limit your ability to influence corporate matters, and conflicts of interest between certain of our stockholders and us or other investors could arise in the future.
As of August 20, 2018, BFI Co., LLC (“BFI”) beneficially owns 30,000 shares of our Class A common stock and 20,246,034 shares of our Class B common stock, which together represent approximately 91.0% of the combined voting power of all classes of our outstanding common stock. As of August 20, 2018, our other stockholders, collectively own interests representing approximately 9.0% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.

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
As of August 20, 2018, approximately 91.0% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:
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
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 20, 2018, we had 20,121,674 shares of Class A common stock and 20,246,034 shares of Class B common stock outstanding.
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
We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have taken, and plan to continue to take, advantage of some or all of these exemptions. If we do continue to take advantage of any of these exemptions, we do not know if some investors will find our Class A common stock less attractive as a result. The result may be a less active trading market for our securities and our security prices may be more volatile. We expect to remain an emerging growth company until June 30, 2019, which is the end of the fiscal year following the fifth anniversary of our initial public offering.
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for so long as we are an “emerging growth company.”
Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the annual report for the year ending June 30, 2015, that we file with the SEC, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” We will be required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, effective with our June 30, 2019 consolidated financial statements.
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

•
establish a classified Board of Directors, as a result of which our Board of Directors will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting; and require, at any time after BFI and its affiliates cease to hold at least 50% of the combined voting power of all classes of our outstanding common stock, the approval of holders of at least three quarters of the combined voting power of all classes of our outstanding common stock for stockholders to amend the amended and restated bylaws or amended and restated certificate of incorporation.

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
Though we have a paid a quarterly dividend of  $0.10 per share since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of   $0.10 per share on Class A common stock and Class B common stock that is payable on September 26, 2018, any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, and our ability to obtain funds from our subsidiaries to meet our obligations. Our Credit Facilities permit us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.
Item 1B.   Unresolved Staff Comments
None.

Item 2.   Properties
The following table lists our material properties:
Business Segment(s)	Location	Owned/Leased	Approx. sq. Footage	Purpose(s)
Animal Health	Beit Shemesh, Israel	Owned/land lease	78,000	Manufacturing and Research
Animal Health	Braganca Paulista, Brazil	Owned	50,000	Manufacturing and Administrative
Animal Health	Buenos Aires, Argentina	Owned	43,000	Manufacturing and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Animal Health	Omaha, Nebraska	Owned	43,000	Manufacturing, Sales and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health	St. Paul, Minnesota	Leased	5,000	Research
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative
In addition to the above facilities, we maintain sales offices throughout the world in countries including the Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Israel, Malaysia, Mexico, South Africa, Thailand, Turkey, United Kingdom and the United States. We own a facility in Sligo, Ireland that we are developing for the production of animal vaccines.
Item 3.   Legal Proceedings
We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of United States and foreign competition law, labor laws, consumer protection laws, data protection laws and Environmental Laws and regulations, as well as claims or litigation relating to product liability, intellectual property, securities, breach of contract and tort. We operate in multiple jurisdictions and, as a result, a claim in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions.
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
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our Class A common stock is traded on NASDAQ under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2018, there were 19,992,204 Class A common shares outstanding, and the closing sales price of our Class A common stock was $46.05. The table below sets forth the high and low sales prices of our common stock for the quarters indicated.
Quarter Ended	High	Low
September 30, 2016	$28.04	$18.68
December 31, 2016	$30.75	$24.83
March 31, 2017	$30.85	$26.10
June 30, 2017	$38.85	$26.70
September 30, 2017	$40.25	$34.58
December 31, 2017	$38.80	$32.35
March 31, 2018	$41.05	$32.05
June 30, 2018	$48.40	$38.45
During the fiscal year ended June 30, 2018, we did not sell any unregistered securities nor did we purchase any of our equity securities.
Holders of Record
As of August 20, 2018, there were 20,121,674 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 20, 2018, there were 20,246,034 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2018 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management.
Dividend Policy
During fiscal years 2018 and 2017, we paid quarterly dividends of  $0.10 per share to holders of our Class A and Class B common stock. We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. On July 30, 2018 and on July 24, 2017, our Board of Directors declared a $0.10 per share quarterly dividend to holders of record as of September 5, 2018 and September 6, 2017, respectively, of our Class A and Class B common stock, payable September 26, 2018 and September 27, 2017, respectively. Any future determination to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
Stock Performance Graph
This performance graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from April 11, 2014 (the date our Class A common stock commenced trading on NASDAQ) through June 30, 2018, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the NASDAQ Composite Index, the Russell 2000 Index

and S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on April 11, 2014, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

$300
$250
$200
$150
$100
$50
4/11/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
PAHC US Equity
S&P 500
Nasdaq Comp
Russell 2000
S&P Pharma

Item 6.   Selected Financial Data
The following table presents our selected consolidated financial data and certain other financial data. The balance sheet data as of June 30, 2018, 2017, 2016, 2015 and 2014 and the results of operations data and cash flows data for the years then ended were derived from our consolidated financial statements. The consolidated financial data and other financial data presented below should be read in conjunction with our consolidated financial statements and the related notes thereto, under the sections entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For the Years Ended June 30	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Results of operations data
Net sales	$819,982	$764,281	$751,526	$748,591	$691,914
Cost of goods sold	553,103	516,038	512,494	515,311	487,500
Gross profit	266,879	248,243	239,032	233,280	204,414
Selling, general and administrative expenses	167,953	150,309	153,288	145,612	140,620
Operating income	98,926	97,934	85,744	87,668	63,794
Interest expense, net	11,910	14,906	16,592	14,305	32,962
Foreign currency (gains) losses, net	(1,054)	(113)	(7,609)	(5,400)	1,753
Loss on extinguishment of debt	—	2,598	—	—	22,771
Income before income taxes	88,070	80,543	76,761	78,763	6,308
Provision (benefit) for income taxes	23,187	15,928	(5,967)	18,483	9,435
Net income (loss)	$64,883	$64,615	$82,728	$60,280	$(3,127)
Net income (loss) per share
basic	$1.61	$1.63	$2.11	$1.55	$(0.10)
diluted	$1.61	$1.61	$2.07	$1.51	$(0.10)
Weighted average common shares outstanding
basic	40,181	39,524	39,254	38,969	32,193
diluted	40,385	40,042	39,962	39,815	32,193
Dividends per share	$0.40	$0.40	$0.40	$0.40	$0.82
Other financial data
Adjusted EBITDA(1)	$128,958	$120,119	$114,060	$110,019	$90,597
Cash provided (used) by operating activities(2)	70,008	98,385	37,218	68,704	(712)
Capital expenditures	18,548	20,880	36,352	20,058	19,846
As of June 30	2018	2017	2016	2015	2014
	(in thousands)
Balance sheet data
Cash and cash equivalents and short-term investments	$79,168	$56,083	$33,605	$29,216	$11,821
Working capital(3)	205,651	198,036	203,356	175,988	177,999
Total assets	671,679	623,397	607,835	490,250	468,725
Total debt(4)	312,381	313,141	350,172	286,450	285,793
Long-term debt and other liabilities	343,504	356,444	408,578	349,185	341,138
Total stockholders’ equity (deficit)	184,954	151,157	90,480	29,628	15,149

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” for descriptions of EBITDA and Adjusted EBITDA.

For the Years Ended June 30	2018	2017	2016	2015	2014
	(in thousands)
Net income (loss)	$64,883	$64,615	$82,728	$60,280	$(3,127)
Plus:
Interest expense, net	11,910	14,906	16,592	14,305	32,962
Provision (benefit) for income taxes	23,187	15,928	(5,967)	18,483	9,435
Depreciation and amortization	26,943	26,001	23,452	21,604	21,453
EBITDA	126,923	121,450	116,805	114,672	60,723
Acquisition-related cost of goods sold	1,671	—	2,566	—	—
Acquisition-related accrued compensation	1,152	1,680	1,680	747	—
Acquisition-related transaction costs	400	1,274	618	—	—
Acquisition-related other, net	(468)	(972)	—	—	—
Stock-based compensation	334	—	—	—	—
Pension settlement cost	—	1,702	—	—	—
(Gain)/Loss on insurance (settlement)/claim	—	(7,500)	—	—	5,350
Foreign currency (gains) losses, net	(1,054)	(113)	(7,609)	(5,400)	1,753
Loss on extinguishment of debt	—	2,598	—	—	22,771
Adjusted EBITDA	$128,958	$120,119	$114,060	$110,019	$90,597

Acquisition-related other, net includes adjustments to contingent consideration on acquisitions and impairments of intangible assets.
(2)
Cash provided (used) by operating activities:

For the Years Ended June 30	2018	2017	2016	2015	2014
	(in thousands)
EBITDA	$126,923	$121,450	$116,805	$114,672	$60,723
Adjustments
Acquisition-related cost of goods sold	1,671	—	2,566	—	—
Acquisition-related accrued compensation	1,152	1,680	1,680	747	—
Acquisition-related transaction costs	400	1,274	618	—	—
Acquisition-related other, net	(468)	(972)	—	—	—
Stock-based compensation	334	—	—	—	—
Pension settlement cost	—	1,702	—	—	—
(Gain)/Loss on insurance (settlement)/claim	—	(7,500)	—	—	5,350
Foreign currency (gains) losses, net	(1,054)	(113)	(7,609)	(5,400)	1,753
Loss on extinguishment of debt	—	2,598	—	—	22,771
Interest paid	(11,208)	(14,600)	(14,215)	(12,912)	(45,370)
Income taxes paid	(15,191)	(14,762)	(16,828)	(10,780)	(12,207)
Changes in operating assets and liabilities and other items	(32,151)	1,402	(45,181)	(12,337)	(16,527)
Cash provided by/(used for) insurance settlement/(claim)	—	7,500	—	(5,286)	—
Cash used for acquisition-related transaction costs	(400)	(1,274)	(618)	—	—
Payment of premiums and costs on extinguished debt	—	—	—	—	(17,205)
Net cash provided (used) by operating activities	$70,008	$98,385	$37,218	$68,704	$(712)

(3)
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
Overview of our business
Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We sell more than 1,500 product presentations in over 70 countries to approximately 3,000 customers.
Factors affecting our performance
Industry growth
According to Vetnosis, a research and consulting firm specializing in global animal health and veterinary medicine, the global livestock animal health sector represented approximately $20.6 billion of sales in 2017. The market grew at a compound annual growth rate of 1.3% between 2012 and 2017 and the market is projected to grow at a compound annual growth rate of approximately 5.0% per year between 2017 and 2022. We believe global population growth, the growth of the global middle class and the productivity improvements needed due to limitations of arable land and water supplies have supported and will continue to support this growth.
Regulatory Developments
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus, primarily in the United States, on the use of medically important antimicrobials, as defined by the FDA. Medically important antimicrobials (“MIAs”) include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. Our products that contain virginiamycin, oxytetracycline or neomycin are classified by the FDA as medically important antimicrobials. This may lead to a decline in the demand for and production of food products derived from animals that utilize our MIA products and, in turn, demand for our MIA products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights, and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations. Our sales in the United States of products that the FDA has classified as medically important antimicrobials were approximately $17 million, $23 million and $37 million for the years ended June 30, 2018, 2017 and 2016, respectively.
Our business is subject to product registration and authorization regulations. Changes in the regulations could have a material impact on our business. In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. In July 2016, we submitted our data, analyses and information to the FDA that we believe support the continued safe use of Mecadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings; however, we continue to submit data to the FDA and respond to their questions. There is no timeline for the conclusion of this matter. The initial action by the FDA does not prohibit the sale or use of Mecadox in the United States. We have complete confidence in the safety of Mecadox. Mecadox has been approved and sold in the United States for more than 40 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. In response to FDA inquiries several years ago, we began rigorous new studies of the continued safety of the product when used in accordance with the label. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have a negative impact to the results of our operations. Our sales of Mecadox in the United States were approximately $11 million, $15 million and $15 million for the years ended June 30, 2018, 2017 and 2016, respectively.
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
Foreign exchange
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In the year ended June 30, 2018, we generated approximately 40% of our revenues from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly directly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.

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

Analysis of the consolidated statements of operations
Summary Results of Operations
				Change
For the Years Ended June 30	2018	2017	2016	2018/2017		2017/2016
	(in thousands, except per share)
Net sales	$819,982	$764,281	$751,526	$55,701	7%	$12,755	2%
Gross profit	266,879	248,243	239,032	18,636	8%	9,211	4%
Selling, general and administrative expenses	167,953	150,309	153,288	17,644	12%	(2,979)	(2)%
Operating income	98,926	97,934	85,744	992	1%	12,190	14%
Interest expense, net	11,910	14,906	16,592	(2,996)	(20)%	(1,686)	(10)%
Foreign currency (gains) losses, net	(1,054)	(113)	(7,609)	(941)	*	7,496	*
Loss on extinguishment of debt	—	2,598	—	(2,598)	*	2,598	*
Income before income taxes	88,070	80,543	76,761	7,527	9%	3,782	5%
Provision (benefit) for income taxes	23,187	15,928	(5,967)	7,259	46%	21,895	*
Net income (loss)	$64,883	$64,615	$82,728	$268	0%	$(18,113)	(22)%
Net income (loss) per share
basic	$1.61	$1.63	$2.11	$(0.02)		$(0.48)
diluted	$1.61	$1.61	$2.07	$—		$(0.46)
Weighted average number of shares outstanding
basic	40,181	39,524	39,254
diluted	40,385	40,042	39,962
Ratio to net sales
Gross profit	32.5%	32.5%	31.8%
Selling, general and administrative expenses	20.5%	19.7%	20.4%
Operating income	12.1%	12.8%	11.4%
Income before income taxes	10.7%	10.5%	10.2%
Net income	7.9%	8.5%	11.0%
Effective tax rate	26.3%	19.8%	(7.8)%

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
Our effective income tax rate has varied significantly from period to period and from the federal statutory rate, due to the mix of income tax provisions on profitable foreign jurisdictions; the effect of the 2017 and 2016 releases of valuation allowances against foreign and domestic deferred income taxes, respectively; changes in tax rates in various jurisdictions from period to period, including the effect of the Tax Act; minimal income tax provision or benefit being recorded on domestic pre-tax income or losses prior to fiscal year 2016; and the effect of discrete items. Our future effective income tax rate will vary due to the Tax Act, the relative amounts of taxable income in various jurisdictions, future changes in tax rates and other laws and other factors. We intend to continue to reinvest indefinitely the undistributed earnings of our foreign subsidiaries. See “Notes to Consolidated Financial Statements—Income Taxes” for additional information.
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
Segment net sales and Adjusted EBITDA:
				Change
For the Years Ended June 30	2018	2017	2016	2018/2017		2017/2016
	(in thousands)
Net sales
MFAs and other	$336,666	$321,430	$339,916	$15,236	5%	$(18,486)	(5)%
Nutritional specialties	122,978	111,282	94,084	11,696	11%	17,198	18%
Vaccines	72,083	65,033	52,140	7,050	11%	12,893	25%
Animal Health	531,727	497,745	486,140	33,982	7%	11,605	2%
Mineral Nutrition	234,922	218,298	216,685	16,624	8%	1,613	1%
Performance Products	53,333	48,238	48,701	5,095	11%	(463)	(1)%
Total	$819,982	$764,281	$751,526	$55,701	7%	$12,755	2%
Adjusted EBITDA
Animal Health	$141,914	$130,261	$127,442	$11,653	9%	$2,819	2%
Mineral Nutrition	18,583	17,426	14,971	1,157	7%	2,455	16%
Performance Products	1,881	2,057	970	(176)	(9)%	1,087	112%
Corporate	(33,420)	(29,625)	(29,323)	(3,795)	*	(302)	*
Total	$128,958	$120,119	$114,060	$8,839	7%	$6,059	5%
Adjusted EBITDA ratio to segment net sales
Animal Health	26.7%	26.2%	26.2%
Mineral Nutrition	7.9%	8.0%	6.9%
Performance Products	3.5%	4.3%	2.0%
Corporate(1)	(4.1)%	(3.9)%	(3.9)%
Total(1)	15.7%	15.7%	15.2%

(1)
reflects ratio to total net sales

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
				Change
For the Years Ended June 30	2018	2017	2016	2018/2017		2017/2016
	(in thousands)
Net income (loss)	$64,883	$64,615	$82,728	$268	0%	$(18,113)	(22)%
Interest expense, net	11,910	14,906	16,592	(2,996)	(20)%	(1,686)	(10)%
Provision (benefit) for income taxes	23,187	15,928	(5,967)	7,259	46%	21,895	*
Depreciation and amortization	26,943	26,001	23,452	942	4%	2,549	11%
EBITDA	126,923	121,450	116,805	5,473	5%	4,645	4%
Acquisition-related cost of goods sold	1,671	—	2,566	1,671	*	(2,566)	*
Acquisition-related accrued compensation	1,152	1,680	1,680	(528)	(31)%	—	0%
Acquisition-related transaction costs	400	1,274	618	(874)	(69)%	656	106%
Acquisition-related other, net(1)	(468)	(972)	—	504	*	(972)	*
Stock-based compensation	334	—	—	334	*	—	*
Pension settlement expense	—	1,702	—	(1,702)	*	1,702	*
Gain on insurance settlement	—	(7,500)	—	7,500	*	(7,500)	*
Foreign currency (gains) losses, net	(1,054)	(113)	(7,609)	(941)	*	7,496	*
Loss on extinguishment of debt	—	2,598	—	(2,598)	*	2,598	*
Adjusted EBITDA	$128,958	$120,119	$114,060	$8,839	7%	$6,059	5%

(1)
Acquisition-related other, net includes adjustments to contingent consideration on acquisitions and impairments of intangible assets.

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of years ended June 30, 2018 and 2017
Net sales
Net sales of $820.0 million for the year ended June 30, 2018, increased $55.7 million, or 7%, as compared to the year ended June 30, 2017. Each of the segments contributed to the sales growth. Animal Health, Mineral Nutrition and Performance Products grew $34.0 million, $16.6 million and $5.1 million, respectively.
Animal Health
Net sales of  $531.7 million for the year ended June 30, 2018, grew $34.0 million, or 7%. Net sales of MFAs and other grew $15.2 million, or 5%. International net sales of MFAs and other increased $29.3 million due to growth across most regions, notably due to additional penetration in the cattle sector, plus favorable seasonal demand for certain products and the incremental benefit of a recent acquisition. Domestic net sales of MFAs and other declined $14.1 million due to $5.9 million lower sales of medically important antimicrobials and lower volumes of certain antibacterial and anticoccidial products. We believe domestic sales of medically important antimicrobials have stabilized at current levels. Net sales of nutritional specialty products grew $11.7 million, or 11%, primarily due to volume growth of our products for the poultry and dairy industries in various international countries and in the United States. Net sales of vaccines grew $7.1 million, or 11%, primarily due to volume growth in international markets; domestic growth was moderate due to reduced disease pressure.

Mineral Nutrition
Net sales of $234.9 million increased $16.6 million, or 8%, for the year ended June 30, 2018. The increased revenue primarily was driven by higher average selling prices, consistent with the underlying raw material commodity price increases.
Performance Products
Net sales of $53.3 million increased $5.1 million, or 11%, for the year ended June 30, 2018, primarily due to increased volumes of copper-based products and ingredients used in personal care products and higher average selling prices of copper-based products.
Gross profit
Gross profit of $266.9 million for the year ended June 30, 2018, increased $18.6 million, or 8%, as compared to the year ended June 30, 2017. Gross profit as a percentage of net sales for the year ended June 30, 2018, was in-line with the prior year at 32.5%. The year ended June 30, 2018, included $1.7 million of acquisition-related cost of goods sold. Excluding the effects of the acquisition-related cost of goods sold, Animal Health gross profit increased $19.7 million due to volume growth in international MFAs and other and nutritional specialty products, partially offset by volume declines in domestic MFAs and other sales and short-term cost increases in the production of certain vaccine products. The declines in domestic MFAs and other sales were primarily driven by medically important antimicrobials. Favorable international demand for certain MFAs and other products and overall lower unit costs from improved manufacturing efficiencies for certain products also contributed to the gross profit increase. Mineral Nutrition gross profit increased $1.1 million due to volume growth, favorable product mix and higher average selling prices, partially offset by higher raw material costs. Performance Products gross profit decreased $0.5 million due to higher raw material costs, partially offset by higher average selling prices of copper-based products.
Selling, general and administrative expenses
SG&A of  $168.0 million for the year ended June 30, 2018, increased $17.6 million, or 12%, as compared to the year ended June 30, 2017. SG&A for the years ended June 30, 2018 and 2017, included acquisition-related transaction costs of  $0.4 million and $1.3 million, respectively. SG&A for the year ended June 30, 2017, included a $1.7 million charge for a partial settlement of the pension plan and a $7.5 million gain from an insurance settlement. Excluding these items, SG&A increased $12.7 million or 8%.
Animal Health SG&A increased $8.3 million as compared to the prior year, driven by investments in product and organizational development. A recent acquisition also contributed to the Animal Health increase. Mineral Nutrition SG&A costs were flat compared to the prior year. Performance Products SG&A decreased $0.2 million. Excluding the acquisition-related transaction costs, the pension settlement cost and the insurance settlement gain, Corporate SG&A increased $4.6 million due to increased employee-related costs and higher professional and business development fees, partially offset by reduced pension expense.
Interest expense, net
Interest expense, net of $11.9 million for the year ended June 30, 2018, decreased $3.0 million, or 20%, as compared to the year ended June 30, 2017. Interest expense decreased $3.3 million compared to the prior year, primarily due to lower interest rates from the new Credit Facilities completed in June 2017. Interest income decreased $0.3 million due to less interest income on deposits in foreign jurisdictions.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the year ended June 30, 2018, amounted to net gains of  ($1.1) million, as compared to net gains of  ($0.1) million for the year ended June 30, 2017. The net foreign currency gains during the year ended June 30, 2018, primarily were driven by the movement of the currencies of Turkey, Brazil, Argentina and Mexico relative to the U.S. dollar.

Loss on extinguishment of debt
Our consolidated statements of operations for the year ended June 30, 2017, included a $2.6 million loss on extinguishment of debt for unamortized debt issuance costs and debt discount related to retired debt.
Provision (benefit) for income taxes
The United States government enacted comprehensive income tax legislation (the “Tax Act”) in December 2017. The Tax Act makes broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate and changes to business-related exclusions, deductions and credits. Our provision for income taxes reflects a statutory 28.1% weighted-average federal income tax rate and other elements of the Tax Act in effect for the year ended June 30, 2018. The statutory federal income tax rate will be 21.0% for the year ending June 30, 2019. The Tax Act also has consequences related to our international operations.
We have substantially completed our analysis and accounting for the Tax Act and have recorded the effects thereof. However, the ultimate financial statement effects of the Tax Act could differ from the amounts we have recognized due to additional information that becomes available, changes in regulations or interpretations, legislative action to address questions around the Tax Act or changes in accounting standards for income taxes or related interpretations. As such, the amounts we have recorded are provisional and we could adjust such amounts in the future if additional new information so requires.
The provision for income taxes, effective income tax rate and certain income tax items for the years ended June 30, 2018 and 2017, are reflected in the table below:
For the Years Ended June 30	2018	2017
	(in thousands, except percentages)
Provision (benefit) for income taxes	$23,187	$15,928
Effective income tax rate	26.3%	19.8%
Certain income tax items
Benefit from exercised employee stock options	$(3,773)	$(3,096)
Mandatory toll charge	403	—
Reduction of domestic deferred tax assets	2,289	—
Reduction of foreign deferred tax assets	1,156	—
Recognition of foreign tax credits	(565)	—
Reclassification from accumulated other comprehensive income	527	—
Release of unrecognized tax benefits	(994)	(500)
Release of foreign valuation allowance	—	(4,118)
Total	$(957)	$(7,714)
Provision (benefit) for income taxes, excluding certain items	$24,144	$23,642
Effective income tax rate, excluding certain items	27.4%	29.3%
The mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries resulted from a one-time tax under the Tax Act.
The reduction of deferred tax assets resulted from the remeasurement of deferred tax assets and liabilities, to reflect the reduced federal statutory income tax rate under the Tax Act.
The reduction of foreign deferred tax assets resulted from the remeasurement of deferred tax assets, to reflect a reduced income tax rate in certain international jurisdictions.
The recognition of foreign tax credits resulted from the recognition of prior-year credits that became available to be applied against current year federal income taxes.
The reclassification from accumulated other comprehensive income (“AOCI”) reflected the reclassification of income taxes remaining in AOCI, after all related foreign currency derivatives had matured and were completely cleared from AOCI.

The release of a foreign valuation allowance related to a foreign subsidiary. During the year ended June 30, 2017, we concluded it was more likely than not that the value of the deferred tax assets would be realized.
Net income
Net income of $64.9 million for the year ended June 30, 2018, increased $0.3 million, as compared to net income of $64.6 million for the year ended June 30, 2017. The increase was primarily driven by lower interest expense of  $3.0 million, higher operating income of  $1.0 million and increased foreign currency gains of  $0.9 million. Additionally, the prior year included a $2.6 million loss on extinguishment of debt. These increases were almost entirely offset by increased tax expense of  $7.3 million. The change in operating income was influenced by infrequent items including: current-year acquisition-related cost of goods sold; prior-year gain from an insurance settlement; prior-year cost of a partial pension settlement; and the net effect of acquisition-related transaction costs, as previously discussed. Excluding the impacts of these items, operating income would have increased $7.6 million or 8%, driven by sales growth and gross profit expansion, partially offset by increased SG&A expenses for product and organizational investments to drive future growth.
Adjusted EBITDA
Adjusted EBITDA of  $129.0 million for the year ended June 30, 2018, increased $8.8 million, or 7%, as compared to the year ended June 30, 2017. Animal Health Adjusted EBITDA increased $11.7 million, or 9%, due to sales growth and increased gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA increased $1.2 million, or 7%, due to volume growth, favorable product mix and higher average selling prices, partially offset by higher raw material costs. Performance Products Adjusted EBITDA declined $0.2 million, due to higher raw material costs, partially offset by higher average selling prices of copper-based products. Corporate expenses increased $3.8 million due to increased employee-related costs and higher professional and business development fees, partially offset by reduced pension expense.
Comparison of years ended June 30, 2017 and 2016
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
Pension Plan and Retirement Savings Plan Changes
We amended our domestic noncontributory defined benefit pension plan to eliminate credit for future service and compensation increases, effective September 2016. The amendment resulted in a pension curtailment gain of $6.8 million recorded in other comprehensive income. Separately, we completed a partial settlement of the pension plan in November 2016 and recognized $1.7 million of expense as a component of SG&A.

Concurrent with the pension plan amendments, we modified the 401(k) retirement savings plan, effective October 2016, to include, for all domestic employees, a non-elective Company contribution of 3% of compensation and an additional discretionary contribution of up to 4% of compensation, depending on the employee’s age and years of service.
Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
				Change
For the Years Ended June 30	2018	2017	2016	2018/2017	2017/2016
	(in thousands)
Cash provided by/(used in):
Operating activities	$70,008	$98,385	$37,218	$(28,377)	$61,167
Investing activities	(84,612)	(21,942)	(82,791)	(62,670)	60,849
Financing activities	(11,775)	(53,738)	50,380	41,963	(104,118)
Effect of exchange-rate changes on cash and cash equivalents	(536)	(227)	(418)	(309)	191
Net increase/(decrease) in cash and cash equivalents	$(26,915)	$22,478	$4,389	$(49,393)	$18,089

Net cash provided (used) by operating activities was comprised of:
				Change
For the Years Ended June 30	2018	2017	2016	2018/2017	2017/2016
	(in thousands)
EBITDA	$126,923	$121,450	$116,805	$5,473	$4,645
Adjustments
Acquisition-related cost of goods sold	1,671	—	2,566	1,671	(2,566)
Acquisition-related accrued compensation	1,152	1,680	1,680	(528)	—
Acquisition-related transaction costs	400	1,274	618	(874)	656
Acquisition-related other, net	(468)	(972)	—	504	(972)
Stock-based compensation	334	—	—	334	—
Pension settlement cost	—	1,702	—	(1,702)	1,702
Gain on insurance settlement	—	(7,500)	—	7,500	(7,500)
Foreign currency (gains) losses, net	(1,054)	(113)	(7,609)	(941)	7,496
Loss on extinguishment of debt	—	2,598	—	(2,598)	2,598
Interest paid	(11,208)	(14,600)	(14,215)	3,392	(385)
Income taxes paid	(15,191)	(14,762)	(16,828)	(429)	2,066
Changes in operating assets and liabilities and other items	(32,151)	1,402	(45,181)	(33,553)	46,583
Cash provided by insurance settlement	—	7,500	—	(7,500)	7,500
Cash used for acquisition-related transaction costs	(400)	(1,274)	(618)	874	(656)
Net cash provided (used) by operating activities	$70,008	$98,385	$37,218	$(28,377)	$61,167

Certain amounts may reflect rounding adjustments.
Operating activities
For the year ended June 30, 2018, net cash provided by operating activities was $70.0 million. Cash provided by net income, adjusted for the effect of non-cash charges, was partially offset by $33.9 million of cash used in the ordinary course of business for changes in operating assets and liabilities and other items. Increased inventories used $24.3 million of cash due to increased commodity costs of mineral nutrition products and the timing of sales, purchases and production of inventory in our Animal Health segment. In addition, the increase in accounts receivable of  $11.9 million was primarily due to sales growth during the fourth quarter compared with the prior year.
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
Investing activities
For the year ended June 30, 2018, net cash used in investing activities was $84.6 million. We invested $50.0 million in short-term investments. We used $18.6 million for capital expenditures as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. We used $15.0 million for the acquisition of a business. Other investing activities used $1.0 million of cash.
For the year ended June 30, 2017, net cash used in investing activities was $21.9 million. Capital expenditures were $20.9 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Other investing activities used $1.1 million of cash.
Financing activities
Net cash used by financing activities was $11.8 million for the year ended June 30, 2018. We paid $1.3 million in net reductions of our debt, including the revolving credit facility and term loans. We paid $16.1 million in dividends to holders of our Class A and Class B common stock. We received $5.7 million from the issuance of common shares related to the exercise of employee stock options.
For the year ended June 30, 2017, net cash used by financing activities was $53.7 million. We paid $38.2 million in net reductions of our debt, including the revolving credit facility and term loans. We paid $3.9 million in debt issuance costs related to the debt refinancing. We paid $1.3 million in acquisition-related contingent consideration. We paid $15.8 million in dividends to holders of our Class A and Class B common stock. We received $5.5 million from the issuance of common shares related to the exercise of stock options.
Liquidity and capital resources
We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolver and foreign credit lines, will be sufficient to support our future cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that a challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing. In addition, our debt covenants may restrict our ability to invest. During the year ended June 30, 2018, we spent approximately $18.6 million on capital expenditures. We expect our capital expenditures will total approximately $42 million in the year ending June 30, 2019, primarily in our Animal Health segment, including for the expansion of production capacity, manufacturing efficiencies and compliance with environmental, health and safety regulations.

Certain relevant measures of our liquidity and capital resources follow:
				Change
As of June 30	2018	2017	2016	2018/2017	2017/2016
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$79,168	$56,083	$33,605	$23,085	$22,478
Working capital	205,651	198,036	$203,356	7,615	(5,320)
Ratio of current assets to current liabilities	2.57:1	2.81:1	2.92:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At June 30, 2018, we had $70.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $4.2 million, leaving $175.8 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of   $0.10 per share on Class A common stock and Class B common stock that is payable on September 26, 2018. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
At June 30, 2018, our cash and cash equivalents and short-term investments included $77.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Based on our operating plan, we consider these funds to be indefinitely reinvested in our international operations. The undistributed earnings of foreign subsidiaries were subject to the U.S. one-time mandatory toll charge and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. Should our plans change and we decide to repatriate some or all of the remaining cash held by our international subsidiaries, the amounts repatriated could be subject to applicable non-U.S. income and withholding taxes in international jurisdictions.
Analysis of the consolidated balance sheets
				Change
As of June 30	2018	2017	2016	2018/2017	2017/2016
	(in thousands)
Accounts receivable–trade	$135,742	$125,847	$123,790	$9,895	$2,057
DSO	58	58	59
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
				Change
As of June 30	2018	2017	2016	2018/2017	2017/2016
	(in thousands)
Inventories	$178,170	$161,233	$167,691	$16,937	$(6,458)
Inventory increased by $16.9 million in 2018, primarily due to increased commodity costs of mineral nutrition products as well as timing of sales, purchases and production of inventory in our Animal Health segment.

Contractual obligations
Payments due under contractual obligations as of June 30, 2018, were:
	Years
	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total
	(in thousands)
Long-term debt (including current portion)	$12,579	$31,289	$200,000	$—	$243,868
Revolving credit facility	—	—	70,000	—	70,000
Interest payments	11,392	21,353	9,654	—	42,399
Lease commitments	5,261	8,427	4,753	2,032	20,473
Acquisition-related consideration	12,845	140	140	210	13,335
Other	1,594	792	594	—	2,980
Total contractual obligations	$43,671	$62,001	$285,141	$2,242	$393,005

For purposes of estimating interest payments, we assumed long-term debt will decrease in accordance with the scheduled payments and the Revolver continues unchanged at the June 30, 2018, balance. We assumed future interest rates are the same as the rates at June 30, 2018.
Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $7.6 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the periods in which the liability will be realized.
Our Board of Directors declared a cash dividend of  $0.10 per share on Class A common stock and Class B common stock, representing $4.0 million, payable on September 26, 2018.
The Company expects to contribute approximately $1.0 million to the domestic pension plan during 2019.
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

Selected Quarterly Financial Data (Unaudited)
To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2018 and 2017. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.
	Quarters				Year
For the Periods Ended	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	June 30, 2018
	(in thousands)
Net sales
Animal Health	$128,841	$132,845	$132,310	$137,731	$531,727
Mineral Nutrition	52,073	59,616	62,938	60,295	234,922
Performance Products	12,498	13,415	13,660	13,760	53,333
Total net sales	193,412	205,876	208,908	211,786	819,982
Cost of goods sold	130,030	138,957	139,839	144,277	553,103
Gross profit	63,382	66,919	69,069	67,509	266,879
Selling, general and administrative expenses	40,995	42,981	42,577	41,400	167,953
Operating income	22,387	23,938	26,492	26,109	98,926
Interest expense, net	3,118	3,050	3,064	2,678	11,910
Foreign currency (gains) losses, net	325	(323)	(960)	(96)	(1,054)
Income before income taxes	18,944	21,211	24,388	23,527	88,070
Provision (benefit) for income taxes	3,052	14,179	4,548	1,408	23,187
Net income	$15,892	$7,032	$19,840	$22,119	$64,883
Net income per share
basic	$0.40	$0.17	$0.49	$0.55	$1.61
diluted	$0.39	$0.17	$0.49	$0.55	$1.61
Adjusted EBITDA
Animal Health	$33,742	$35,036	$36,292	$36,844	$141,914
Mineral Nutrition	3,716	5,614	5,375	3,878	18,583
Performance Products	248	264	386	983	1,881
Corporate	(7,589)	(8,436)	(8,650)	(8,745)	(33,420)
Adjusted EBITDA	$30,117	$32,478	$33,403	$32,960	$128,958
Reconciliation of net income to Adjusted EBITDA
Net income	$15,892	$7,032	$19,840	$22,119	$64,883
Interest expense, net	3,118	3,050	3,064	2,678	11,910
Provision (benefit) for income taxes	3,052	14,179	4,548	1,408	23,187
Depreciation and amortization	6,644	6,631	6,751	6,917	26,943
EBITDA	28,706	30,892	34,203	33,122	126,923
Acquisition-related cost of goods sold	249	1,422	—	—	1,671
Acquisition-related accrued compensation	437	487	160	68	1,152
Acquisition-related transaction costs	400	—	—	—	400
Acquisition-related other, net	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	334	334
Foreign currency (gains) losses, net	325	(323)	(960)	(96)	(1,054)
Adjusted EBITDA	$30,117	$32,478	$33,403	$32,960	$128,958

	Quarters				Year
For the Periods Ended	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	June 30, 2017
	(in thousands)
Net sales
Animal Health	$124,501	$123,673	$120,976	$128,595	$497,745
Mineral Nutrition	51,592	56,699	57,169	52,838	218,298
Performance Products	11,894	11,226	11,716	13,402	48,238
Total net sales	187,987	191,598	189,861	194,835	764,281
Cost of goods sold	126,988	128,100	129,241	131,709	516,038
Gross profit	60,999	63,498	60,620	63,126	248,243
Selling, general and administrative expenses	39,186	40,870	30,646	39,607	150,309
Operating income	21,813	22,628	29,974	23,519	97,934
Interest expense, net	3,907	3,872	3,929	3,198	14,906
Foreign currency (gains) losses, net	334	(548)	(403)	504	(113)
Loss on extinguishment of debt	—	—	—	2,598	2,598
Income before income taxes	17,572	19,304	26,448	17,219	80,543
Provision (benefit) for income taxes	5,395	5,887	2,805	1,841	15,928
Net income	$12,177	$13,417	$23,643	$15,378	$64,615
Net income per share
basic	$0.31	$0.34	$0.60	$0.39	$1.63
diluted	$0.31	$0.34	$0.59	$0.38	$1.61
Adjusted EBITDA
Animal Health	$32,619	$34,609	$31,806	$31,227	$130,261
Mineral Nutrition	3,988	4,741	4,343	4,354	17,426
Performance Products	742	260	446	609	2,057
Corporate	(7,524)	(8,416)	(6,859)	(6,826)	(29,625)
Adjusted EBITDA	$29,825	$31,194	$29,736	$29,364	$120,119
Reconciliation of net income to Adjusted EBITDA
Net income	$12,177	$13,417	$23,643	$15,378	$64,615
Interest expense, net	3,907	3,872	3,929	3,198	14,906
Provision (benefit) for income taxes	5,395	5,887	2,805	1,841	15,928
Depreciation and amortization	6,318	6,444	6,842	6,397	26,001
EBITDA	27,797	29,620	37,219	26,814	121,450
Acquisition-related accrued compensation	420	420	420	420	1,680
Acquisition-related transaction costs	1,274	—	—	—	1,274
Acquisition-related other, net	—	—	—	(972)	(972)
Pension settlement cost	—	1,702	—	—	1,702
Gain on insurance settlement	—	—	(7,500)	—	(7,500)
Foreign currency (gains) losses, net	334	(548)	(403)	504	(113)
Loss on extinguishment of debt	—	—	—	2,598	2,598
Adjusted EBITDA	$29,825	$31,194	$29,736	$29,364	$120,119

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
Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. We recognize an impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. During the three months ended June 30, 2017, we determined that certain intangible assets related to technology within the Animal Health segment were impaired, based on changes to future product sales assumptions, and recorded an impairment charge of approximately $0.7 million as a component of selling, general and administrative expenses in our consolidated statements of operations. There were no significant asset impairments or changes in estimated remaining useful lives of our long-lived or amortizable intangible assets in the periods included in the consolidated financial statements prior to fiscal year 2017 or subsequently in fiscal year 2018.
We periodically review our indefinite life intangible assets associated with acquired IPR&D for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. During the fourth quarter of each year, or more frequently if impairment indicators exist, we perform an annual impairment assessment. During the three months ended June 30, 2017, we determined that certain IPR&D within the Animal Health segment was impaired, based on changes to future product sales assumptions, and recorded an impairment charge of approximately $1.6 million as a component of selling, general and administrative expenses in our consolidated statements of operations. We did not record any impairment charges related to indefinite-lived intangible assets in fiscal years 2018 or 2016.
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. For 2018, we tested goodwill using a qualitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3.4 million equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
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
Pension Liabilities
The measurement of our pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future contributions and expenses. The Company reassesses its benefit plan assumptions on a regular basis. The discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At June 30, 2018, the discount rate for the Company’s U.S. pension plan benefit obligations was 4.2% compared to 3.9% at June 30, 2017. The expected rate of return on plan assets of 5.6% represents the average rate of return expected to be earned on plan assets over the period the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets.
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
We consider undistributed earnings of foreign subsidiaries to be indefinitely reinvested in our international operations. The undistributed earnings of foreign subsidiaries were subject to the U.S. one-time mandatory toll charge and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. Should our plans change and we decide to repatriate some or all of the remaining cash held by our international subsidiaries, the amounts repatriated could be subject to applicable non-U.S. income and withholding taxes in international jurisdictions.

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
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Foreign exchange risk
Portions of our net sales and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 65 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. Because we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar could affect our revenue and expenses, and consequently, net income. Exchange rate fluctuations may also have an effect beyond our reported financial results and directly affect operations. These fluctuations may affect the ability to buy and sell our goods and services in markets affected by significant exchange rate variances.
Our primary foreign currency exposures are to the Brazilian and Israeli currencies. From time to time, we manage foreign exchange risk through the use of foreign currency derivative contracts. We use these contracts to mitigate the potential earnings effects from exposure to foreign currencies.
We analyzed our foreign currency derivative contracts at June 30, 2018, to determine their sensitivity to exchange rate changes. The analysis indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would decrease by $0.1 million or increase by $0.3 million. For additional details, see “Notes to Consolidated Financial Statements—Derivatives.”
Interest rate risk
Substantially all of our outstanding debt is floating rate debt. Our Credit Facilities carry floating interest rates based on LIBOR and the Prime Rate; therefore, our profitability and cash flows are exposed to interest rate fluctuations. In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR or base rate portion of our interest obligation on that amount of debt, to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrent with the Credit Agreement. The interest rate swap agreement has been designated as a highly effective cash flow hedge.
Based on our outstanding debt balances as of June 30, 2018, and considering the interest rate swap agreement, a 100 basis point increase in LIBOR would increase annual interest expense and decrease cash flows by $1.7 million. For additional details, see “Notes to the Consolidated Financial Statements—Debt” and “Notes to the Consolidated Financial Statements—Derivatives”.

Item 8.
Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phibro Animal Health Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phibro Animal Health Corporation and its subsidiaries as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 27, 2018

We have served as the Company’s auditor since 1998.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended June 30	2018	2017	2016
	(in thousands, except per share amounts)
Net sales	$819,982	$764,281	$751,526
Cost of goods sold	553,103	516,038	512,494
Gross profit	266,879	248,243	239,032
Selling, general and administrative expenses	167,953	150,309	153,288
Operating income	98,926	97,934	85,744
Interest expense, net	11,910	14,906	16,592
Foreign currency (gains) losses, net	(1,054)	(113)	(7,609)
Loss on extinguishment of debt	—	2,598	—
Income before income taxes	88,070	80,543	76,761
Provision (benefit) for income taxes	23,187	15,928	(5,967)
Net income	$64,883	$64,615	$82,728
Net income per share
basic	$1.61	$1.63	$2.11
diluted	$1.61	$1.61	$2.07
Weighted average common shares outstanding
basic	40,181	39,524	39,254
diluted	40,385	40,042	39,962
Dividends per share	$0.40	$0.40	$0.40
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended June 30	2018	2017	2016
	(in thousands)
Net income	$64,883	$64,615	$82,728
Change in fair value of derivative instruments	2,300	31	4,197
Foreign currency translation adjustment	(23,542)	(1,652)	(9,181)
Unrecognized net pension gains (losses)	(154)	12,918	(11,093)
(Provision) benefit for income taxes	350	(4,949)	5,892
Other comprehensive income (loss)	(21,046)	6,348	(10,185)
Comprehensive income	$43,837	$70,963	$72,543

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30	2018	2017
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$29,168	$56,083
Short-term investments	50,000	—
Accounts receivable, net	135,742	125,847
Inventories, net	178,170	161,233
Other current assets	22,381	20,502
Total current assets	415,461	363,665
Property, plant and equipment, net	130,108	127,351
Intangibles, net	51,978	54,602
Goodwill	27,348	23,982
Other assets	46,784	53,797
Total assets	$671,679	$623,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$12,579	$6,250
Accounts payable	59,498	56,894
Accrued expenses and other current liabilities	71,144	52,652
Total current liabilities	143,221	115,796
Revolving credit facility	70,000	65,000
Long-term debt	229,802	241,891
Other liabilities	43,702	49,553
Total liabilities	486,725	472,240
Commitments and contingencies (Note 11)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 19,992,204 and 19,249,132 shares issued and outstanding at June 30, 2018 and 2017, respectively; 30,000,000 Class B shares authorized, 20,365,504 and 20,626,836 shares issued and outstanding at June 30, 2018 and 2017, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	129,873	123,840
Retained earnings	131,560	82,750
Accumulated other comprehensive income (loss)	(76,483)	(55,437)
Total stockholders’ equity	184,954	151,157
Total liabilities and stockholders’ equity	$671,679	$623,397

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended June 30	2018	2017	2016
	(in thousands)
OPERATING ACTIVITIES
Net income	$64,883	$64,615	$82,728
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	26,943	26,001	23,452
Amortization of debt issuance costs and debt discount	883	1,015	989
Acquisition-related cost of goods sold	1,671	—	2,566
Acquisition-related accrued compensation	1,152	1,680	1,680
Acquisition-related accrued interest	1,085	1,373	1,476
Acquisition-related other, net	—	(972)	—
Pension settlement cost	—	1,702	—
Deferred income taxes	6,389	(28)	(22,244)
Foreign currency (gains) losses, net	(635)	(867)	(7,725)
Other	1,515	765	354
Loss on extinguishment of debt	—	2,598	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(11,900)	(2,765)	(13,086)
Inventories, net	(24,292)	5,432	(16,439)
Other current assets	134	(3,012)	457
Other assets	(152)	(1,504)	(6,547)
Accounts payable	2,446	(3,119)	(3,245)
Accrued expenses and other liabilities	(114)	5,471	(7,198)
Net cash provided (used) by operating activities	70,008	98,385	37,218
INVESTING ACTIVITIES
Purchases of short-term investments	(82,000)	—	—
Maturities of short-term investments	32,000	—	—
Capital expenditures	(18,548)	(20,880)	(36,352)
Business acquisition	(15,000)	—	(46,576)
Other, net	(1,064)	(1,062)	137
Net cash provided (used) by investing activities	(84,612)	(21,942)	(82,791)
FINANCING ACTIVITIES
Revolving credit facility borrowings	225,000	230,500	255,500
Revolving credit facility repayments	(220,000)	(234,500)	(189,500)
Proceeds from long-term debt	—	250,000	—
Payments of long-term debt, capital leases and other	(6,401)	(285,527)	(3,929)
Debt issuance costs	—	(3,925)	—
Proceeds from common shares issued	5,699	5,541	4,017
Dividends paid	(16,073)	(15,827)	(15,708)
Net cash provided (used) by financing activities	(11,775)	(53,738)	50,380
Effect of exchange rate changes on cash	(536)	(227)	(418)
Net increase (decrease) in cash and cash equivalents	(26,915)	22,478	4,389
Cash and cash equivalents at beginning of period	56,083	33,605	29,216
Cash and cash equivalents at end of period	$29,168	$56,083	$33,605
Supplemental cash flow information
Interest paid	$11,208	$14,600	$14,215
Income taxes paid, net	15,191	14,762	16,828
Non-cash investing and financing activities
Property, plant and equipment and capital lease additions	8,449	1,550	1,438
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
As of June 30, 2015	39,068,068	$4	$—	$118,192	$(36,968)	$(51,600)	$29,628
Comprehensive income (loss)	—	—	—	—	82,728	(10,185)	72,543
Exercise of stock options	339,500	—	—	4,017	—	—	4,017
Dividends paid	—	—	—	(3,910)	(11,798)	—	(15,708)
As of June 30, 2016	39,407,568	$4	$—	$118,299	$33,962	$(61,785)	$90,480
Comprehensive income (loss)	—	—	—	—	64,615	6,348	70,963
Exercise of stock options	468,400	—	—	5,541	—	—	5,541
Dividends paid	—	—	—	—	(15,827)	—	(15,827)
As of June 30, 2017	39,875,968	$4	$—	$123,840	$82,750	$(55,437)	$151,157
Comprehensive income (loss)	—	—	—	—	64,883	(21,046)	43,837
Exercise of stock options	481,740	—	—	5,699	—	—	5,699
Dividends paid	—	—	—	—	(16,073)	—	(16,073)
Stock-based compensation	—	—	—	334	—	—	334
As of June 30, 2018	40,357,708	$4	$—	$129,873	$131,560	$(76,483)	$184,954

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
1.
Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food animals including poultry, swine, cattle, dairy and aquaculture. The Company is also a manufacturer and marketer of performance products for use in the personal care, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” and similar expressions refer to Phibro and its subsidiaries.
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
Revenue Recognition
We recognize revenue for sales of our goods upon transfer of title and when risk of loss passes to the customer. Certain of our businesses have terms where title and risk of loss transfer to the customer on shipment. Certain of our businesses have terms where title and risk of loss transfer to the customer on delivery. Recognition of revenue also requires that persuasive evidence of an arrangement exists, the selling price is fixed or determinable, the collection of sales proceeds is reasonably assured and that we have no further performance obligations. We record reductions to revenue for the estimated costs of customer programs and incentive offerings, including pricing arrangements and other volume-based incentives, at the time the sale is recorded. Net sales include royalty and licensing income from licensing agreements when all performance obligations have been met. Net sales include shipping and handling fees billed to customers. Delivery costs to our customers are included in cost of goods sold in the consolidated statements of operations. Net sales exclude value-added and other taxes based on sales.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.
Short-term Investments
Short-term investments include highly liquid investments with maturities greater than three months and less than one year at the time of purchase. We classify these investments as held to maturity and we record the related interest income as earned. We determine the appropriate balance sheet classification at the time of purchase and at each balance sheet date. Investments held at financial institutions may at times exceed insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 24% and 21% of accounts receivable at June 30, 2018 and 2017, respectively.
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
Inventories
Inventories are valued at the lower of cost or net realizable value (“NRV”). Cost is determined principally under weighted average and standard cost methods, which approximate first-in, first-out (FIFO) cost. Obsolete and unsalable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment
Property, plant and equipment are stated at cost.
Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives, ranging from two to thirty years for buildings and improvements, and one to ten years for machinery and equipment. We capitalize costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the consolidated statements of operations.
Capitalized Software Costs
We capitalize costs to obtain, develop and implement software for internal use. Amounts paid to third parties and costs of internal employees who are directly associated with the software project are also capitalized, depending on the stage of development.
We expense software costs that do not meet the capitalization criteria. Capitalized software costs are included in property, plant and equipment on the consolidated balance sheets and are amortized on a straight-line basis over three to seven years.
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
Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or a history of operating or cash flow losses associated with the use of an asset. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. During 2017, we determined that certain intangible assets related to technology within the Animal Health segment were impaired, based on changes to future product sales assumptions, and recorded an impairment charge of   $713 as a component of selling, general and administrative expenses in our consolidated statements of operations. There were no other significant asset impairments and no changes in estimated remaining useful lives of our long-lived or amortizable intangible assets in the periods included in the consolidated financial statements.
We periodically review our indefinite-lived intangible assets associated with acquired IPR&D for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. We assess IPR&D for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. During 2017, we determined that certain IPR&D within the Animal Health segment was impaired, based on changes to future product sales assumptions, and recorded an impairment charge of   $1,579 as a component of selling, general and administrative expenses in our consolidated statements of operations. There were no other impairment charges related to indefinite-lived intangible assets in the periods included in the consolidated financial statements.
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. For 2018, we tested goodwill using a qualitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.
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
Derivative Financial Instruments
We record all derivative financial instruments on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded in results of operations or other comprehensive income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if so, the type of hedge transaction. Gains and losses on derivative instruments designated and effective as part of a hedge transaction are included in the results of operations in the periods in which operations are affected by the underlying hedged item.
From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. As of June 30, 2018, we used (i) foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates on forecasted inventory purchases, and (ii) an interest rate swap on $150 million of notional principal to manage future cash flow exposure resulting from variable interest rates on that amount of debt. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We do not engage in trading or other speculative uses of financial instruments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Stock-Based Compensation
We recognize expense for stock-based compensation to employees, including grants of stock options and restricted stock units, over the requisite service period based on the grant date fair value of the awards. We determine the fair value of stock options and restricted stock units using the Black-Scholes option-pricing model and the Monte Carlo simulation model, respectively. Each model uses historical and current market data to estimate the fair value. The models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed exercise of stock options and vesting of restricted stock units. All common share equivalents were included in the calculation of diluted net income per share in the periods included in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Year Ended June 30	2018	2017	2016
Net income	$64,883	$64,615	$82,728
Weighted average number of shares–basic	40,181	39,524	39,254
Dilutive effect of stock options and restricted stock units	204	518	708
Weighted average number of shares–diluted	40,385	40,042	39,962
Net income per share
basic	$1.61	$1.63	$2.11
diluted	$1.61	$1.61	$2.07
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
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities simplifies the application of hedge accounting guidance and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. We elected early adoption of this guidance and applied the qualitative method, during the three months ended September 30, 2017. Adoption of this guidance did not have a material effect on our consolidated financial statements. For additional details, see “—Derivatives.”
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
ASU 2016-02, Leases (Topic 842), supersedes the current lease accounting guidance, requires an entity to recognize assets and liabilities for both financing and operating leases on the balance sheet and requires additional qualitative and quantitative disclosures regarding leasing arrangements. This ASU and its amendments are effective for annual reporting periods beginning after December 15, 2018. We are evaluating the effect of adoption of this guidance on our consolidated financial statements.
ASU 2015-11, Inventory (Topic 330), requires entities to measure inventory at the lower of cost or NRV. NRV is defined as “the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” We adopted this guidance during the three months ended September 30, 2017. Adoption of this guidance did not have a material effect on our consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. We will adopt ASU 2014-09 and its amendments effective July 1, 2018, using the modified retrospective method. The cumulative effect of initially applying the standard will be recognized as an adjustment to opening retained earnings. We have not identified any matters that would have a material effect on the timing or amount of revenue recognized for our typical sales transactions. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.
Statements of Operations—Additional Information

For the Years Ended June 30	2018	2017	2016
Interest expense, net
Term loan	$8,321	$11,482	$11,631
Revolving credit facility	2,777	2,897	2,257
Amortization of debt issuance costs and debt discount	883	1,015	989
Acquisition-related accrued interest	1,085	1,373	1,476
Other	537	105	495
Interest expense	13,603	16,872	16,848
Interest (income)	(1,693)	(1,966)	(256)
	$11,910	$14,906	$16,592
Depreciation and amortization
Depreciation of property, plant and equipment	$21,044	$19,916	$17,659
Amortization of intangible assets	5,851	5,950	5,559
Amortization of other assets	48	135	234
	$26,943	$26,001	$23,452

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $1,519, $2,199 and $2,915 during 2018, 2017 and 2016, respectively.
Amortization of intangible assets is expected to be $5,928; $5,800; $5,287; $5,188; $5,187 and $22,788 for 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.
For the Years Ended June 30	2018	2017	2016
Research and development expenditures	$9,998	$9,442	$11,029

4.
Balance Sheets—Additional Information

As of June 30	2018	2017
Accounts receivable, net
Trade accounts receivable	$141,999	$132,275
Allowance for doubtful accounts	(6,257)	(6,428)
	$135,742	$125,847

As of June 30	2018	2017	2016
Allowance for doubtful accounts
Balance at beginning of period	$6,428	$4,953	$3,378
Provision for bad debts	166	1,412	1,774
Effect of changes in exchange rates	(215)	159	(132)
Bad debt write-offs (recovery)	(122)	(96)	(67)
Balance at end of period	$6,257	$6,428	$4,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	June 30, 2018	June 30, 2017
Inventories
Raw materials	$62,373	$54,861
Work-in-process	14,731	12,402
Finished goods	101,066	93,970
	$178,170	$161,233

As of June 30	2018	2017
Property, plant and equipment, net
Land	$10,140	$9,584
Buildings and improvements	68,769	65,958
Machinery and equipment	227,092	212,589
	306,001	288,131
Accumulated depreciation	(175,893)	(160,780)
	$130,108	$127,351

Certain facilities in Israel are on leased land. The leases expire in 2023, 2035 and 2062.
Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of $2,700 and $3,558 at June 30, 2018 and 2017, respectively.
Machinery and equipment includes construction-in-progress of $7,783 and $2,690 at June 30, 2018 and 2017, respectively.
As of June 30	Weighted- Average Useful Life (Years)	2018	2017
Intangibles, net
Cost
Technology	13	$69,475	$67,907
Product registrations, marketing and distribution rights	9	17,902	17,914
Customer relationships	13	12,211	10,616
Trade names, trademarks and other	5	2,740	2,740
In-process research and development		1,800	1,800
		104,128	100,977
Accumulated amortization
Technology		(23,937)	(18,776)
Product registrations, marketing and distribution rights		(17,902)	(17,914)
Customer relationships		(7,614)	(6,995)
Trade names, trademarks and other		(2,697)	(2,690)
		(52,150)	(46,375)
		$51,978	$54,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	June 30, 2018	June 30, 2017
Goodwill roll-forward
Balance at beginning of period	$23,982	$21,121
Purchase price allocation adjustment	—	2,861
Acquisition	5,642	—
Translation	(2,276)	—
Balance at end of period	$27,348	$23,982

In September 2017, we acquired a business for $15,000. The business develops, manufactures and markets animal health products. We accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements. Net assets acquired included accounts receivable, inventories, property, plant and equipment, intangible assets, goodwill, accounts payable, accrued expenses and other liabilities. Goodwill is not deductible for income tax purposes. The business is included in the Animal Health segment.
In January 2016, we purchased the assets of MVP Laboratories, Inc. (“MVP”). MVP was a developer, manufacturer and marketer of livestock vaccines, adjuvants and other products. We acquired all of the assets and assumed certain liabilities used in MVP’s business, including working capital, intellectual property, manufacturing equipment, real property and facilities. The purchase price of approximately $46,576 was paid in cash primarily at closing. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations and is included in the Animal Health segment.
As of June 30	2018	2017
Other assets
Acquisition-related note receivable	$—	$5,000
Equity method investments	3,944	4,235
Insurance investments	5,235	5,097
Deferred financing fees	2,042	2,552
Deferred income taxes	15,424	23,269
Deposits	6,692	7,074
Indemnification asset	3,000	—
Fair value of derivative	5,078	—
Other	5,369	6,570
	$46,784	$53,797

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,432 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	June 30, 2018	June 30, 2017
Accrued expenses and other current liabilities
Employee related	$27,333	$26,553
Commissions and rebates	7,341	6,443
Insurance-related	1,168	1,515
Professional fees	4,350	3,823
Income and other taxes	3,610	3,035
Acquisition-related consideration	12,845	—
Other	14,497	11,283
	$71,144	$52,652

In July 2018, we accelerated the closing date and completed the purchase of intellectual property and certain other assets comprising the MJ Biologics, Inc. (“MJB”) business relating to animal vaccines. The Company and MJB had originally agreed in January 2015 to the purchase, with a contemplated closing date in January 2021. The final amount due, net of previously paid amounts, was $12,775 and is included in accrued expenses and other current liabilities at June 30, 2018.
As of June 30	2018	2017
Other liabilities
U.S. pension plan	$2,910	$6,150
International retirement plans	4,644	5,257
Supplemental retirement benefits, deferred compensation and other	10,792	9,783
Long term and deferred income taxes	9,729	8,946
Acquisition-related consideration	456	11,751
Other long term liabilities	15,171	7,666
	$43,702	$49,553

As of June 30	2018	2017
Accumulated other comprehensive income (loss)
Derivative instruments	$4,986	$2,686
Foreign currency translation adjustment	(67,098)	(43,556)
Unrecognized net pension gains (losses)	(18,213)	(18,059)
(Provision) benefit for income taxes on derivative instruments	(1,241)	(1,553)
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(3,083)	(3,121)
	$(76,483)	$(55,437)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.
Debt

Term Loans and Revolving Credit Facilities
In June 2017, we entered into a new credit agreement (the “Credit Agreement”). Under the Credit Agreement, lenders extended credit to us in the form of a Term A loan, with an aggregate principal amount of   $250,000 (the “Term A Loan”) and a revolving credit facility, with an aggregate principal amount of $250,000 (the “Revolver,” and together with the Term A Loan, the “Credit Facilities”). We used the proceeds from the Credit Facilities to repay all debt outstanding under the previous credit facilities as of the closing date and to pay fees and expenses of the transaction. We recorded a $2,598 loss on extinguishment of debt for certain unamortized debt issuance costs and debt discount related to the retired debt.
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
In the case of LIBOR and Eurodollar rate loans, if the First Lien Net Leverage Ratio is (i) equal to or greater than 3.00:1.00; (ii) less than 3.00:1.00 but greater than or equal to 2.25:1.00; or, (iii) less than 2.25:1.00, the Credit Facilities have applicable rates equal to 2.00%; 1.75%; and, 1.50%, respectively. In the case of base rate loans, if the First Lien Net Leverage Ratio is (i) equal to or greater than 3.00:1.00; (ii) less than 3.00:1.00 but greater than or equal to 2.25:1.00; or, (iii) less than 2.25:1.00, the Credit Facilities have applicable rates equal to 1.00%; 0.75%; and, 0.50%, respectively.
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
The Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and, (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. As of June 30, 2018, we were in compliance with the financial covenants.
As of June 30, 2018, we had $70,000 in borrowings under the Revolver and had outstanding letters of credit of  $4,191, leaving $175,809 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
In July 2017, we entered into an interest rate swap agreement on $150 million of notional principal that effectively converts the floating LIBOR or base rate portion of our interest obligation on that amount of debt, to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrent with the Credit Agreement. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “—Derivatives.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2018, the interest rates for the Revolver and the Term A Loan were 3.59% and 3.43%, respectively. The weighted-average interest rates for the outstanding revolving credit facilities were 3.20% and 3.48% for the years ended June 30, 2018 and 2017, respectively. The weighted-average interest rates for the term loans were 3.33% and 4.06% for the years ended June 30, 2018 and 2017, respectively.
Foreign Credit Facilities
Our Israel subsidiaries have aggregate credit facilities available of approximately $13.8 million (the “Israel Credit Facilities”). As of June 30, 2018, we had no outstanding borrowings or other commitments outstanding under the Israel Credit Facilities. Interest rate elections under the Israel Credit Facilities are LIBOR plus 2.25% or Prime Rate plus 0.50%. The Israel Credit Facilities mature in March and August 2019.
Long-Term Debt
As of June 30	June 30, 2018	June 30, 2017
Term A Loan due June 2022	$243,750	$250,000
Capitalized lease obligations	118	—
	243,868	250,000
Unamortized debt issuance costs and debt discount	(1,487)	(1,859)
	242,381	248,141
Less: current maturities	(12,579)	(6,250)
	$229,802	$241,891

Aggregate Maturities of Long-Term Debt
For the Years Ended June 30
2019	$12,579
2020	12,539
2021	18,750
2022	200,000
Total	$243,868

6.
Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2018 and 2017 were:
	2018	2017		2018	2017
As of June 30	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock–Class A	300,000,000	300,000,000	$0.0001	19,992,204	19,249,132
Common stock–Class B	30,000,000	30,000,000	$0.0001	20,365,504	20,626,836
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
Dividends
We declared and paid quarterly cash dividends totaling $16,073 for the year ended June 30, 2018, to holders of our Class A common stock and Class B common stock.
7.
Stock Incentive Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company with opportunities to purchase common stock pursuant to options that may be granted, and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 4,881,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2018.
Restricted Stock Units
In May 2018, PAHC’s Compensation Committee approved the grant of 250,000 restricted stock units (“RSUs”) to an officer of the Company, pursuant to the Incentive Plan. Each RSU represents the right to receive a share of our common stock upon vesting. A portion of the RSUs are subject to performance-based vesting (the “Performance-Based RSUs”). The Performance-Based RSUs will vest in increments from 15% to 100% based on the 90-day average of the Company’s common stock price from $30 to $80 ending on December 31, 2020. A portion of the RSUs are subject to time-based vesting (the “Time-Based RSUs”). The RSUs will vest on December 31, 2020, provided the individual remains employed with the Company or is terminated under a qualifying termination.
We used a Monte Carlo simulation model to determine the grant date fair value of the Performance-Based RSUs. Assumptions used by the model were based on information as of the grant date and included: risk-free rate of return of 2.59%; expected volatility of 31.94%; and, an expected dividend yield of 0.95%. The risk-free rate of return is based on U.S. treasury yields for bonds with similar maturities. Expected volatility is based on the historical volatility of the Company’s common stock. The expected dividend yield considers estimated annual dividends and the closing share price of the underlying common stock.
The fair value of the Time-Based RSUs is equal to the closing market price of the underlying common stock on the grant date, less the present value of expected dividends over the vesting period.
The following table summarizes the activity related to RSUs during 2018:
For the Years Ended June 30	RSUs	Grant Date Fair Value per RSU Share	Grant Date Fair Value
Performance-Based RSUs Granted	200,000	$19.63	$3,926
Time-Based RSUs Granted	50,000	$41.10	$2,055
Outstanding, June 30, 2018	250,000	$23.92	$5,981

We will recognize the total grant date fair value of the RSUs as stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense related to RSUs was $334 in 2018. We expect stock-based compensation expense related to RSUs will be $2,259; $2,259; and $1,129 in 2019, 2020 and 2021, respectively.
Stock Options
There was no stock-based compensation expense related to employee stock options in the periods included in the consolidated financial statements. The following table details stock option activity for 2018:
	Option Shares	Weighted- Average Exercise Price Per Share
Outstanding, June 30, 2017	577,640	$11.83
Exercised	(481,740)	$11.83
Outstanding, June 30, 2018	95,900	$11.83
Exercisable, June 30, 2018	95,900	$11.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2018, exercisable options had a weighted-average remaining contractual life of 0.7 years and had a $3,282 aggregate intrinsic value, based on the closing market price at that date.
8.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $1,857, $1,735 and $1,910 during 2018, 2017 and 2016. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
9.
Employee Benefit Plans

Domestic Pension Plan
We maintain a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the plan were as of June 30, 2018, 2017 and 2016.
We amended the plan to eliminate credit for future service and compensation increases, effective September 2016. The amendment resulted in a pension curtailment gain of $6,822 recorded in other comprehensive income. Separately, we completed a partial settlement of the plan in November 2016 and recognized $1,702 of expense in the consolidated statements of operations.
Changes in the projected benefit obligation, plan assets and funded status of the plan were:
For the Years Ended June 30	2018	2017
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$63,260	$75,664
Service cost	—	845
Interest cost	2,157	2,045
Benefits paid	(2,196)	(1,521)
Actuarial (gain) loss	(1,664)	(1,448)
Liability (gain) due to curtailment	—	(6,822)
Settlement payments	—	(5,503)
Projected benefit obligation at end of year	$61,557	$63,260

For the Years Ended June 30	2018	2017
Change in plan assets
Fair value of plan assets at beginning of year	$57,110	$54,293
Actual return on plan assets	965	5,647
Employer contributions	2,768	4,194
Benefits paid	(2,195)	(1,521)
Settlement payments	—	(5,503)
Fair value of plan assets at end of year	$58,648	$57,110
Funded status at end of year	$(2,909)	$(6,150)

The funded status is included in other liabilities in the consolidated balance sheets.
The Company expects to contribute approximately $1,035 to the plan during 2019. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive (income) loss related to the plan was:
For the Years Ended June 30	2018	2017
Accumulated Other Comprehensive (Income) Loss Related to Pension Plan
Balance at beginning of period	$18,059	$30,977
Amortization of net actuarial loss	(453)	(9,213)
Current period net actuarial loss (gain)	607	(3,705)
Net change	154	(12,918)
Balance at end of period	$18,213	$18,059

Amortization of unrecognized net actuarial loss will be approximately $432 during 2019.
Net pension expense was:
For the Years Ended June 30	2018	2017	2016
Service cost–benefits earned during the year	$—	$845	$2,939
Interest cost on benefit obligation	2,157	2,045	2,893
Expected return on plan assets	(3,236)	(3,389)	(3,177)
Amortization of net actuarial loss and prior service costs	453	672	1,784
Curtailment expense	—	16	—
Settlement expense	—	1,702	—
Net periodic pension expense (benefit)	$(626)	$1,891	$4,439

Significant actuarial assumptions for the plan were:
For the Years Ended June 30	2018	2017	2016
Discount rate for service cost	N/A	4.0%	4.6%
Discount rate for interest cost	3.9%	3.2%	4.6%
Expected rate of return on plan assets	5.6%	6.1%	6.1%
Discount rate for year-end benefit obligation	4.2%	3.9%	3.9%
The plan used the Aon Hewitt AA Bond Universe as a benchmark for its discount rate as of June 30, 2018, 2017 and 2016. The discount rate is determined by matching the plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.
Estimated future benefit payments are:
For the Years Ended June 30
2019	$2,359
2020	2,627
2021	2,869
2022	3,078
2023	3,262
2024–2028	17,984
The plan’s target asset allocations for 2019 and the weighted-average asset allocation of plan assets as of June 30, 2018 and 2017 are:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Target Allocation	Percentage of Plan Assets
For the years ended June 30	2019	2018	2017
Debt securities	55%–75%	63%	33%
Equity securities	15%–35%	26%	38%
Global asset allocation/risk parity(1)	0%–20%	10%	17%
Other	0%–10%	1%	12%

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
The fair values of the plan assets by asset category were:
	Fair Value Measurements Using
As of June 30, 2018	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$428	$—	$—	$428
Common-collective funds
Global large cap equities	—	11,632	3,811	15,443
Fixed income securities	—	36,671	—	36,671
Global asset allocations/risk parity	—	2,957	—	2,957
Other
Global asset allocations/risk parity	—	—	2,881	2,881
Other	—	—	268	268
	$428	$51,260	$6,960	$58,648

	Fair Value Measurements Using
As of June 30, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,023	$—	$—	$3,023
Common-collective funds
Global large cap equities	—	12,385	7,132	19,517
Fixed income securities	—	16,850	1,136	17,986
Global asset allocations/risk parity	—	5,822	—	5,822
Mutual funds
Global Equities	1,972	—	—	1,972
Fixed income securities	1,099	—	—	1,099
Global asset allocations/risk parity	—	—	—	—
Other
Global asset allocations/risk parity	—	—	4,103	4,103
Other	—	—	3,588	3,588
	$6,094	$35,057	$15,959	$57,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides a summary of the changes in the fair value of Level 3 assets:
Change in Fair Value Level 3 assets	2018	2017
Balance at beginning of period	$15,959	$20,513
Redemptions	(9,901)	(9,353)
Purchases	—	2,533
Change in fair value	902	2,266
Balance at end of period	$6,960	$15,959

The following outlines the valuation methodologies used to estimate the fair value of plan assets:
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

Other employee benefit plans
We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. The Company contributes: (i) a matching contribution equal to 100% of the first 1% of an employee’s contribution; (ii) a matching contribution equal to 50% of the next 5% of an employee’s contribution; (iii) a non-elective contribution of 3% of an employee’s compensation; and, (iv) an additional discretionary contribution of up to 4% of compensation, depending on the employee’s age and years of service, provided that such contributions comply with ERISA non-discrimination requirements. Employee and Company contributions are subject to certain ERISA limitations. Employees are fully vested in Company contributions after two years of service. Our contribution expense was $4,937, $4,154, and $2,309, in 2018, 2017 and 2016, respectively.
Our consolidated balance sheets include other employee-related liabilities of $15,536 and $15,139 as of June 30, 2018 and 2017, respectively, including international retirement plans, supplemental retirement benefits and long-term incentive arrangements. Expense under these plans was $4,009, $4,304, and $5,239 in 2018, 2017 and 2016, respectively.
10.
Income Taxes

The United States government enacted comprehensive income tax legislation (the “Tax Act”) in December 2017. The Tax Act makes broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate from 35% to 21%, creating a territorial tax system that includes a one-time mandatory transition tax on previously deferred foreign earnings and changes to business-related exclusions, deductions and credits. Our provision for income taxes reflects a statutory 28.1% weighted-average federal income tax rate and other elements of the Tax Act in effect for our fiscal year ending June 30, 2018. The statutory federal income tax rate will be 21.0% for our fiscal year beginning July 1, 2018. The Tax Act also has consequences related to our international operations.
We have substantially completed our analysis and accounting for the Tax Act and have recorded the effects thereof. However, the ultimate financial statement effects of the Tax Act could differ from the amounts we have recognized due to additional information that becomes available, changes in regulations or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interpretations, legislative action to address questions around the Tax Act or changes in accounting standards for income taxes or related interpretations. As such, the amounts we have recorded are provisional and we could adjust such amounts in the future if additional new information so requires.
Our consolidated financial statements as of June 30, 2018, reflect the effects of the Tax Act, including:
•
a $2,289 provision for income taxes and reduction in deferred tax assets for the remeasurement of deferred tax assets and liabilities to reflect the reduced income tax rate

•
a $403 provision for income taxes and increase in current liabilities to reflect the one-time mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries.

Income (loss) before income taxes was:
For the Years Ended June 30	2018	2017	2016
Domestic	$19,819	$18,015	$2,027
Foreign	68,251	62,528	74,734
Income (loss) before income taxes	$88,070	$80,543	$76,761

Components of the provision for income taxes were:
For the Years Ended June 30	2018	2017	2016
Current provision (benefit):
Federal	$81	$383	$(2,889)
State and local	1,744	724	(474)
Foreign	15,268	14,839	20,168
Total current provision	17,093	15,946	16,805
Deferred provision (benefit):
Federal	2,746	4,675	(2,985)
State and local	2,156	251	911
Foreign	769	(833)	(989)
Change in valuation allowance–domestic	—	—	(19,588)
Change in valuation allowance–foreign	423	(4,111)	(121)
Total deferred provision	6,094	(18)	(22,772)
Provision (benefit) for income taxes	$23,187	$15,928	$(5,967)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the federal statutory rate to the Company’s effective tax rate were:
For the Years Ended June 30	2018	2017	2016
Federal income tax rate	28.1%	35.0%	35.0%
State and local taxes, net of federal benefit	1.5	0.9	0.2
Foreign income tax rates	(1.5)	(6.8)	(5.5)
Foreign incentive tax rates	(3.3)	(3.1)	(4.5)
Domestic tax on foreign income	—	2.7	2.7
Changes in uncertain tax positions	1.1	1.6	(4.9)
Permanent items	0.5	(0.9)	1.5
Exercise of employee stock options	(4.3)	(3.8)	(4.6)
Mandatory toll charge from Tax Act	0.5	—	—
Reduction of domestic deferred tax assets	2.6	—	—
Reduction of foreign deferred tax assets	1.3	—	—
Recognition of foreign tax credits	(0.7)	—	—
Reclassification from accumulated other comprehensive income	0.6	—	—
Release of foreign valuation allowance	—	(5.1)	—
Release of domestic valuation allowance	—	—	(27.8)
Other	(0.1)	(0.7)	0.1
Effective tax rate	26.3%	19.8%	(7.8)%

We consider undistributed earnings of foreign subsidiaries to be indefinitely reinvested in our international operations. The undistributed earnings of foreign subsidiaries of  $227,084 were subject to the U.S. one-time mandatory toll charge and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. Should our plans change and we decide to repatriate some or all of the remaining cash held by our international subsidiaries, the amounts repatriated could be subject to applicable non-U.S. income and withholding taxes in international jurisdictions. Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:
As of June 30	2018	2017
Deferred tax assets:
Employee related accruals	$4,952	$7,146
Inventory	3,953	4,851
Environmental remediation	1,341	2,280
Net operating loss carry forwards–domestic	1,577	4,893
Net operating loss carry forwards–foreign	3,243	4,023
Other	9,986	11,139
	25,052	34,332
Valuation allowance	(861)	(438)
	24,191	33,894
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(8,957)	(9,671)
Other	(1,906)	(2,004)
	(10,863)	(11,675)
Net deferred tax asset	$13,328	$22,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are included in the consolidated balance sheets as follows:
As of June 30	2018	2017
Other assets	$15,424	$23,269
Other liabilities	(2,096)	(1,050)
	$13,328	$22,219

The valuation allowances for deferred tax assets were:
As of June 30	2018	2017	2016
Balance at beginning of period	$438	$4,614	$26,622
Provision for income taxes	423	(4,111)	(19,709)
Net operating loss utilization	—	(65)	(2,299)
Balance at end of period	$861	$438	$4,614

The valuation allowances for deferred tax assets as of June 30, 2018, 2017 and 2016 were solely related to foreign jurisdictions.
We have $23,038 of state net operating loss carry forwards that will expire in 2018 through 2037. In addition, we have $11,630 of foreign net operating loss carry forwards, most of which are in jurisdictions that have no expiration.
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
As of June 30	2018	2017	2016
Unrecognized tax benefits–beginning of period	$6,553	$4,946	$8,078
Tax position changes–current period	1,749	1,490	472
Tax position changes–prior periods, net of settlements with tax authorities	(994)	—	188
Lapse of statute of limitations	—	(391)	(3,700)
Translation	(308)	508	(92)
Unrecognized tax benefits–end of period	7,000	6,553	4,946
Interest and penalties–end of period	633	449	308
Total liabilities related to uncertain tax positions	$7,633	$7,002	$5,254

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized interest and penalties expense (income) of $203, $116 and $(980) for 2018, 2017 and 2016, respectively.
During 2019, we potentially will reverse $1,472 of uncertain tax positions as a result of the lapse of the statute of limitations, with a corresponding benefit to the provision for income taxes.
Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:
•
U.S. federal and significant states, through June 30, 2007;

•
Brazil, through December 31, 2012;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
Israel, through June 30, 2013 for certain subsidiaries and through June 30, 2015 for certain subsidiaries.

11.
Commitments and Contingencies

Leases
We lease land and office, warehouse and manufacturing equipment and facilities for minimum annual rentals, plus certain cost escalations. We record rent expense on a straight-line basis over the term of the lease. At June 30, 2018, we had the following future minimum lease commitments:
For the Years Ended June 30	Capital leases	Non-cancellable operating leases
2019	$79	$5,261
2020	39	4,525
2021	—	3,902
2022	—	3,088
2023	—	1,664
Thereafter	—	2,032
Total minimum lease payments	$118	$20,472

Rent expense under operating leases was $8,453, $7,715, and $8,131 for 2018, 2017 and 2016, respectively.
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
The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under CERCLA and RCRA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,833 and $7,211 at June 30, 2018 and 2017, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.
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
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “—Fair Value Measurements.”
The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of June 30, 2018:
Instrument	Hedge	Notional Amount at June 30, 2018	Consolidated Balance Sheet	Fair value as of
				June 30, 2018	June 30, 2017
Options	Brazilian Real calls	R$ 65,000	Other current assets	$71	$2,686
Swap	Interest rate swap	$150,000	Other assets	$5,078	$—
The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the years ended June 30, 2018 and 2017.
For the Year Ended June 30		Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
Instrument	Hedge	2018	2017	Consolidated Statement of Operations	2018	2017	2018	2017
Options	Brazilian Real calls	$(2,778)	$31	Cost of goods sold	$3,136	$(1,483)	$553,103	$516,038
Swap	Interest rate swap	$5,078	$—	Interest expense, net	$—	$—	$11,910	$14,906
The foreign currency derivatives generally have a maturity of less than a year; the fair values of the total foreign currency derivatives outstanding as of June 30, 2018 were $71, which were recorded as part of other current assets on the balance sheet. The foreign currency derivatives are designated to hedge cash flows related to the purchase of inventory. We recognize gains (losses) related to these foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized gains of $1,084 and $966 related to matured contracts were recorded as a component of inventory as of June 30, 2018 and June 30, 2017, respectively. We recognized gains of  $3,136 as an offset to costs of goods sold during the year ended June 30, 2018. We anticipate the net gains included in inventory as of June 30, 2018, will be recognized as an offset to cost of goods sold within the next three months.
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

In assessing the fair value of financial instruments at June 30, 2018 and 2017, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.
Short-term investments
As of June 30, 2018, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	2018			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$50,000	$—	$—	$—	$—	$—
Derivatives asset	$—	$71	$—	$—	$2,686	$—
Interest rate swap	$—	$5,078	$—	$—	$—	$—
Contingent consideration on acquisitions	$—	$—	$—	$—	$—	$(7,644)
Fair Value of Level 3 Assets (Liabilities)
The table below provides a summary of the changes in the fair value of Level 3 assets (liabilities):
	2018	2017
Balance, Beginning	$(7,644)	$(6,745)
Adjustment to contingent consideration	—	404
Acquisition-related accrued interest	—	(1,373)
Payment	—	70
Reclassification	7,644	—
Balance, Ending	$—	$(7,644)

The Company completed the purchase of intellectual property and certain other assets comprising the MJB business in July 2018. As a result, the contingent consideration associated with this purchase is no longer contingent and was reclassified out of Level 3 during the year ended June 30, 2018. See “Balance Sheets—Additional Information.”
For a detailed discussion on the fair value of our pension plan assets, see “—Employee Benefit Plans.”
14.
Business Segments

The Animal Health segment manufactures and markets a broad range of products for food animals, including poultry, swine, cattle, dairy and aquaculture. The business includes net sales of medicated feed additives and other related products, nutritional specialty products and vaccines. The Mineral Nutrition segment manufactures and markets a broad range of trace minerals for food animals. The Performance Products segment manufactures and markets a variety of products for use in the personal care, industrial chemical and chemical catalyst industries.
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended June 30	2018	2017	2016
Net sales
Animal Health	$531,727	$497,745	$486,140
Mineral Nutrition	234,922	218,298	216,685
Performance Products	53,333	48,238	48,701
Total segments	$819,982	$764,281	$751,526
Depreciation and amortization
Animal Health	$21,447	$20,132	$17,149
Mineral Nutrition	2,371	2,332	2,467
Performance Products	1,029	939	807
Total segments	$24,847	$23,403	$20,423
Adjusted EBITDA
Animal Health	$141,914	$130,261	$127,442
Mineral Nutrition	18,583	17,426	14,971
Performance Products	1,881	2,057	970
Total segments	$162,378	$149,744	$143,383
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$88,070	$80,543	$76,761
Interest expense, net	11,910	14,906	16,592
Depreciation and amortization–Total segments	24,847	23,403	20,423
Depreciation and amortization–Corporate	2,096	2,598	3,029
Corporate costs	33,420	29,625	29,323
Acquisition-related cost of goods sold	1,671	—	2,566
Acquisition-related accrued compensation	1,152	1,680	1,680
Acquisition-related transaction costs	400	1,274	618
Acquisition-related other, net	(468)	(972)	—
Stock-based compensation	334	—	—
Pension settlement cost	—	1,702	—
Gain on insurance settlement	—	(7,500)	—
Foreign currency (gains) losses, net	(1,054)	(113)	(7,609)
Loss on extinguishment of debt	—	2,598	—
Adjusted EBITDA–Total segments	$162,378	$149,744	$143,383

Acquisition-related other, net includes adjustments to contingent consideration on acquisitions and impairments of intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	2018	2017
Identifiable assets
Animal Health	$455,704	$442,521
Mineral Nutrition	69,779	55,184
Performance Products	24,040	23,681
Total segments	549,523	521,386
Corporate	122,156	102,011
Total	$671,679	$623,397

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,432 and $3,719 as of June 30, 2018 and 2017, respectively. The Performance Products segment includes an investment in equity method investee of  $437 and $516 as of June 30, 2018 and 2017, respectively. Corporate assets include cash and cash equivalents, short-term investments, certain debt issuance costs, income tax related assets and certain other assets.
15.
Geographic Information

The following is information about our geographic operations. Information is attributed to the geographic areas based on the locations of our subsidiaries.
For the Years Ended June 30	2018	2017	2016
Net sales
United States	$494,599	$484,148	$473,247
Israel	109,222	92,752	89,999
Latin America and Canada	120,854	96,687	105,667
Europe and Africa	43,901	40,211	36,177
Asia/Pacific	51,406	50,483	46,436
	$819,982	$764,281	$751,526

As of June 30	2018	2017
Property, plant and equipment, net
United States	$55,268	$56,459
Israel	45,055	47,027
Brazil	19,653	22,793
Other	10,132	1,072
	$130,108	$127,351

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018.
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
Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making its assessment of internal control over financial reporting, we used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2018, due to the fact that certain material weaknesses previously identified in the 2017 Annual Report on Form 10-K filing on August 30, 2017 continue to exist at June 30, 2018, as discussed below:
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
Material Weakness Remediation Efforts
We continue to make further progress in implementing a broad range of changes to our internal control over financial reporting to remediate the material weaknesses described in this item. Our actions to address material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, appropriately authorized and approved. Also, our efforts to ensure maintenance of the appropriate level of segregation of duties includes restricting access to key financial systems and records to appropriate users. We have decreased the level of segregation of duties conflicts and continue to determine the extent it is necessary to limit access and modify responsibilities of certain personnel, as well as designing and implementing additional user access controls and compensating controls. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAN OFFICERS.
(d) The Board of Directors increased the size of the Board of Directors to nine (9) directors and appointed Jonathan Bendheim as a Class I director of the Company, effective August 27, 2018. Mr. Bendheim is expected to stand for election by the stockholders of the Corporation at the 2020 Annual Meeting of Stockholders of the Company.
Mr. Bendheim serves as President of the Company’s MACIE Region (which consists of the Middle East, Africa, the Commonwealth of Independent States, India and Europe), and is the general manager of the Company’s operating plants in Israel and Ireland. Mr. Bendheim is a son of Jack C. Bendheim who, together with certain other family members, is a manager of BFI Co., LLC, an investment vehicle of the Bendheim family which controls a majority of the combined voting power of the Company’s outstanding Class A common stock and Class B common stock. Mr. Bendheim has been employed by the Company since 2001 and as an employee of the Company receives compensation and other benefits. For additional details, see “Notes to Consolidated Financial Statements—Related Party Transactions.”

As an employee of the Company, Mr. Bendheim will not receive compensation for his service on the Board. Mr. Bendheim and the Company have entered into the Company’s standard (i) director indemnification agreement, which requires the Corporation to indemnify Mr. Bendheim to the fullest extent permitted under Delaware law against liabilities that may arise by reason of his service on the Board and to advance expenses incurred as a result of any proceeding against him for which he could be indemnified, and (ii) executive director appointment letter which describes certain of Mr. Bendheim’s rights and responsibilities as a director.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2018 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2018.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”
Item 11.   Executive Compensation
The information required by this item is incorporated by reference to our 2018 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2018.
Item 12.   Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our 2018 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2018.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2018 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2018.
Item 14.   Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our 2018 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2018.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
(1)
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the fiscal years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2018, 2017 and 2016
Consolidated Balance Sheets at June 30, 2018 and 2017
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(2)
Schedules: None

(3)
The exhibits filed are listed in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.
Phibro Animal Health Corporation
August 27, 2018	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Phibro Animal Health Corporation
August 27, 2018	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
August 27, 2018	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer
August 27, 2018	By:	/s/ Daniel M. Bendheim Daniel M. Bendheim Director and Executive Vice President, Corporate Strategy
August 27, 2018	By:	/s/ Jonathan Bendheim Jonathan Bendheim Director and President, MACIE Region and General Manager of Israel Operations
August 27, 2018	By:	/s/ Gerald K. Carlson Gerald K. Carlson Director
August 27, 2018	By:	/s/ E. Thomas Corcoran E. Thomas Corcoran Director
August 27, 2018	By:	/s/ Sam Gejdenson Sam Gejdenson Director
August 27, 2018	By:	/s/ George Gunn George Gunn Director
August 27, 2018	By:	/s/ Mary Lou Malanoski Mary Lou Malanoski Director
August 27, 2018	By:	/s/ Carol A. Wrenn Carol A. Wrenn Director

EXHIBIT INDEX
Exhibit 2.1*	Asset Purchase Agreement dated January 12, 2016 by and among MVP Laboratories, Inc., Mary Lou Chapek, AVP, LLC and Phibro Animal Health Corporation (incorporated by reference to Exhibit 2.1 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on May 9, 2016 (File No. 001-36410)).
Exhibit 3.1	Amended and Restated Certificate of Incorporation of Phibro Animal Health Corporation (incorporated by reference to Exhibit 3.1 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on May 13, 2014 (File No. 001-36410)).
Exhibit 3.2	Amended and Restated Bylaws of Phibro Animal Health Corporation (incorporated by reference to Exhibit 3.2 of Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on May 13, 2014 (File No. 001-36410)).
Exhibit 4.1	Registration Rights Agreement between Phibro Animal Health Corporation and BFI Co., LLC, dated as of April 16, 2014 (incorporated by reference to Exhibit 4.9 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.1	Credit Agreement dated June 29, 2017, among Phibro Animal Health Corporation, Bank of America, N.A., and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2017 (File No. 001-36410)).
Exhibit 10.2	Unprotected Lease Agreement, dated January 26, 2011, by and between Samaria Carpets Ltd. and ABIC Biological Laboratories Ltd. (translated from Hebrew) (incorporated by reference to Exhibit 10.17 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.3	Employment Agreement, dated March 27, 2014, 2014, by and between Jack C. Bendheim and Phibro Animal Health Corporation. (incorporated by reference to Exhibit 10.18 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.4	Employment Offer Letter, dated May 2, 2008, by and between Larry L. Miller and Phibro Animal Health Corporation, including confidentiality and nondisclosure, employee invention, and noncompetition and nonsolicitation agreements dated as of May 2, 2008 (incorporated by reference to Exhibit 10.20 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.5	Clarifying Amendment to Employment Offer Letter, dated December 21, 2009, by and between Larry L. Miller and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.21 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.6	Amendment to Employment Offer Letter, dated December 15, 2011, by and between Larry L. Miller and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.22 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.7	Phibro Animal Health Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.23 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).

Exhibit 10.8	Phibro Animal Health Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.24 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.9	Phibro Animal Health Corporation Retirement Income and Deferred Compensation Plan, as amended and restated as of April 15, 2009 (incorporated by reference to Exhibit 10.25 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.10	Phibro Animal Health Corporation Executive Income Deferred Compensation Agreement, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.26 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.11	Form of 2009 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.28 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.12	Form of 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.29 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.32 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on April 4, 2014 (File No. 333-194467)).
Exhibit 10.14*	Intellectual Property Purchase Agreement dated January 20, 2015 by and between MJ Biologics, Inc. and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.33 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2015)
Exhibit 10.15	Promotion Letter Agreement, dated June 16, 2016, between Phibro Animal Health Corporation and Dean J. Warras (incorporated by reference to Exhibit 10.38 to Phibro Animal Health Corporation’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 30, 2017 (File No. 001-36410)).
Exhibit 10.16	Retention Letter Agreement, dated August 1, 2016, between Phibro Animal Health Corporation and Dean J. Warras (incorporated by reference to Exhibit 10.39 to Phibro Animal Health Corporation’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 30, 2017 (File No. 001-36410)).
Exhibit 10.17	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2018 (File No. 13-1840497)).
Exhibit 21.1	List of Subsidiaries of Phibro Animal Health Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 32.1**	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2**	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS***	XBRL Instance Document
Exhibit 101.SCH***	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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