Form 10-Q
period 2018-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2018-11-06
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2018, there were 20,209,534 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months
For the Periods Ended September 30	2018	2017
	(unaudited) (in thousands, except per share amounts)
Net sales	$200,153	$193,412
Cost of goods sold	134,348	130,030
Gross profit	65,805	63,382
Selling, general and administrative expenses	42,952	40,995
Operating income	22,853	22,387
Interest expense, net	2,783	3,118
Foreign currency (gains) losses, net	(2,635)	325
Income before income taxes	22,705	18,944
Provision for income taxes	6,391	3,052
Net income	$16,314	$15,892
Net income per share
basic	$0.40	$0.40
diluted	$0.40	$0.39
Weighted average common shares outstanding
basic	40,369	39,944
diluted	40,560	40,293
Dividends per share	$0.10	$0.10
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months
For the Periods Ended September 30	2018	2017
	(unaudited) (in thousands)
Net income	$16,314	$15,892
Change in fair value of derivative instruments	541	(622)
Foreign currency translation adjustment	(7,682)	3,233
Unrecognized net pension gains (losses)	108	131
(Provision) benefit for income taxes	(162)	187
Other comprehensive income (loss)	(7,195)	2,929
Comprehensive income	$9,119	$18,821

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	September 30, 2018	June 30, 2018
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$25,860	$29,168
Short-term investments	50,000	50,000
Accounts receivable, net	134,815	135,742
Inventories, net	185,794	178,170
Other current assets	23,324	22,381
Total current assets	419,793	415,461
Property, plant and equipment, net	130,786	130,108
Intangibles, net	51,888	51,978
Goodwill	27,348	27,348
Other assets	48,660	46,784
Total assets	$678,475	$671,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$12,580	$12,579
Accounts payable	61,870	59,498
Accrued expenses and other current liabilities	54,281	71,144
Total current liabilities	128,731	143,221
Revolving credit facility	85,000	70,000
Long-term debt	226,750	229,802
Other liabilities	45,937	43,702
Total liabilities	486,418	486,725
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,209,534 and 19,992,204 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively; 30,000,000 Class B shares authorized, 20,166,034 and 20,365,504 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	130,649	129,873
Retained earnings	145,082	131,560
Accumulated other comprehensive income (loss)	(83,678)	(76,483)
Total stockholders’ equity	192,057	184,954
Total liabilities and stockholders' equity	$678,475	$671,679

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months
For the Periods Ended September 30	2018	2017
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$16,314	$15,892
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,691	6,644
Amortization of debt issuance costs and debt discount	221	221
Stock-based compensation	565	—
Acquisition-related cost of goods sold	—	249
Acquisition-related accrued compensation	—	437
Acquisition-related accrued interest	—	253
Deferred income taxes	(473)	770
Foreign currency (gains) losses, net	(2,981)	345
Other	266	213
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(85)	(8,386)
Inventories, net	(9,504)	(5,196)
Other current assets	(3,654)	(4,458)
Other assets	371	332
Accounts payable	2,794	3,652
Accrued expenses and other liabilities	(9,245)	(6,165)
Net cash provided (used) by operating activities	1,280	4,803
INVESTING ACTIVITIES
Capital expenditures	(6,049)	(4,998)
Business acquisitions	(9,838)	(11,562)
Other, net	(262)	(272)
Net cash provided (used) by investing activities	(16,149)	(16,832)
FINANCING ACTIVITIES
Revolving credit facility borrowings	71,000	61,870
Revolving credit facility repayments	(56,000)	(41,870)
Payments of long-term debt, capital leases and other	(3,215)	(1,652)
Issuance of acquisition note payable	3,775	—
Proceeds from common shares issued	211	3,486
Dividends paid	(4,037)	(3,989)
Net cash provided (used) by financing activities	11,734	17,845
Effect of exchange rate changes on cash	(173)	198
Net increase (decrease) in cash and cash equivalents	(3,308)	6,014
Cash and cash equivalents at beginning of period	29,168	56,083
Cash and cash equivalents at end of period	$25,860	$62,097

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
The unaudited consolidated financial information for the three months ended September 30, 2018 and 2017, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Annual Report”), filed with the Securities and Exchange Commission on August 27, 2018 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2018, was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), effective July 1, 2018. See “New Accounting Standards” and “Statements of Operations—Additional Information.” As of September 30, 2018, there have been no other material changes to our significant accounting policies
Revenue Recognition
We recognize revenue from product sales when control of the products has transferred to the customer, typically when title and risk of loss transfer to the customer. Certain of our businesses have terms where control of the underlying products transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery.
Revenue reflects the total consideration to which we expect to be entitled, in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration primarily use the most-likely amount method. Such estimates are generally based on contractual terms and historical experience, and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of customer incentives. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales include shipping and handling fees billed to customers. The associated costs are considered fulfillment activities, not additional promised services to the customer, and are included in costs of goods sold in the consolidated statements of operations when the related revenue is recognized. Net sales exclude value-added and other taxes based on sales.
Net Income per Share and Weighted Average Shares
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed exercise of stock options and vesting of restricted stock units. All common share equivalents were included in the calculation of diluted net income per share for all periods presented.
	Three Months
For the Periods Ended September 30	2018	2017
Net income	$16,314	$15,892
Weighted average number of shares – basic	40,369	39,944
Dilutive effect of stock options and restricted stock units	191	349
Weighted average number of shares – diluted	40,560	40,293
Net income per share
basic	$0.40	$0.40
diluted	$0.40	$0.39
Dividends
We declared and paid a quarterly cash dividend of $0.10 per share, totaling $4,037 during the three months ended September 30, 2018, to holders of our Class A common stock and Class B common stock. On November 5, 2018, we declared a dividend of  $0.12 per share, to be paid December 19, 2018.
New Accounting Standards
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, modifies existing disclosure requirements for defined benefit pension and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, modifies existing disclosure requirements for fair value measurement. This ASU is effective for fiscal years beginning after December 15, 2019. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, allows reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects related to adjustments resulting from the United States Tax Cuts and Jobs Act. This ASU is effective for annual reporting periods beginning after December 15, 2018. We do not expect adoption of this guidance to have a material effect on our consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, provides specific guidance for the classification of certain transactions within the statement of cash flows. We adopted this guidance during the three months ended September 30, 2018, and it did not have a material effect on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASU 2016-02, Leases (Topic 842), supersedes the current lease accounting guidance, requires an entity to recognize assets and liabilities for both financing and operating leases on the balance sheet and requires additional qualitative and quantitative disclosures regarding leasing arrangements. This ASU and its amendments are effective for annual reporting periods beginning after December 15, 2018. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to recognize revenue when the company satisfies a specific performance obligation of the contract. We adopted ASU 2014-09 and its amendments effective July 1, 2018, using the modified retrospective method. Comparative prior period amounts were not restated and continue to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material effect on reported net sales or retained earnings.
The total cumulative effect of initial adoption of the new standard resulted in the following changes to our consolidated balance sheet:
As of July 1, 2018	Effect of Adoption	Post-adoption
Other current assets	$2,100	$24,481
Other assets	2,325	49,109
Accrued expenses and other current liabilities	343	71,487
Other liabilities	2,837	46,539
Retained earnings	$1,245	$132,805
The effect of the adoption of the new revenue standard on our consolidated balance sheet and consolidated statement of operations was:
As of September 30, 2018	Effect of adoption	As reported
ASSETS
Other current assets	$56	$23,324
Other assets	56	48,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other current liabilities	(80)	54,281
Other liabilities	26	45,937
Retained earnings	$166	$145,082
	Three Months
For the Period Ended September 30, 2018	Effect of adoption	As reported
Net sales	$198	$200,153
Provision for income taxes	32	6,391
Net income	$166	$16,314
For changes to our policy as a result of the adoption of ASU 2014-09, see “—Summary of Significant Accounting Policies and New Accounting Standards—Revenue Recognition.” See “Statements of Operations—Additional Information” for our disclosures regarding disaggregated revenue, deferred revenue and customer payment terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.
Statements of Operations—Additional Information

Disaggregated revenue, deferred revenue and customer payment terms
We develop, manufacture and market products for a broad range of food animals including poultry, swine, beef and dairy cattle and aquaculture. The products help prevent, control and treat diseases, enhance nutrition to help improve health and contribute to balanced mineral nutrition. The animal health and mineral nutrition products are sold either directly to integrated poultry, swine and cattle integrators or through commercial animal feed manufacturers, wholesalers and distributors. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused in regions where the majority of livestock production is consolidated in large commercial farms.
We have a diversified portfolio of products that are classified within our three business segments—Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.
Animal Health
The Animal Health business develops, manufactures and markets products in three main categories:
•
MFAs and Other:   The MFAs and other business primarily consists of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products.

•
Nutritional Specialties:   Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health.

•
Vaccines:   Our vaccines are primarily focused on preventing diseases in poultry and swine. They protect animals from either viral or bacterial disease challenges. We also manufacture and distribute autogenous vaccine products and market adjuvants to vaccine manufacturers. We have developed an innovative and proprietary delivery platform for vaccines.

Mineral Nutrition
The Mineral Nutrition business is comprised of formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. The customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. Mineral nutrition products are manufactured and marketed for a broad range of food animals including poultry, swine and beef and dairy cattle.
Performance Products
The Performance Products business manufactures and markets a number of specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.
The following tables present our revenues disaggregated by major product category and geographic region:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Sales by Product Type
	Three Months
For the Periods Ended September 30	2018	2017
Animal Health
MFAs and other	$87,004	$79,603
Nutritional specialties	26,970	30,777
Vaccines	17,215	18,461
Total Animal Health	$131,189	$128,841
Mineral Nutrition	54,838	52,073
Performance Products	14,126	12,498
Total	$200,153	$193,412

Net Sales by Region
	Three Months
For the Periods Ended September 30	2018	2017
United States	$116,093	$113,079
Latin America and Canada	38,258	32,368
Europe, Middle East and Africa	24,858	25,308
Asia Pacific	20,944	22,657
Total	$200,153	$193,412

Net sales by region are based on country of destination.
Total deferred revenue was $7,414 and $4,530 as of September 30, 2018 and June 30, 2018, respectively. Accrued expenses and other current liabilities included $778 and $508 of the total deferred revenue as of September 30, 2018 and June 30, 2018, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand alone sales prices of the individual products or services.
Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense and Depreciation and amortization
	Three Months
For the Periods Ended September 30	2018	2017
Interest expense, net
Term loan	$2,112	$2,033
Revolving credit facility	747	681
Amortization of debt issuance costs and debt discount	221	221
Acquisition-related accrued interest	—	253
Other	163	239
Interest expense	3,243	3,427
Interest (income)	(460)	(309)
	$2,783	$3,118
Depreciation and amortization
Depreciation of property, plant and equipment	$5,188	$5,183
Amortization of intangible assets	1,491	1,449
Amortization of other assets	12	12
	$6,691	$6,644

4.
Balance Sheets—Additional Information

As of	September 30, 2018	June 30, 2018
Inventories
Raw materials	$79,384	$62,373
Work-in-process	14,707	14,731
Finished goods	91,703	101,066
	$185,794	$178,170

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,491 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	September 30, 2018	June 30, 2018
Accrued expenses and other current liabilities
Employee related	$19,852	$27,333
Commissions and rebates	5,784	7,341
Insurance-related	1,236	1,168
Professional fees	4,331	4,350
Income and other taxes	4,406	3,610
Acquisition-related consideration	3,877	12,845
Fair value of derivatives	60	—
Other	14,735	14,497
	$54,281	$71,144

During the quarter ended September 30, 2018, we accelerated the closing date and completed the purchase of intellectual property and certain other assets comprising the MJ Biologics, Inc. (“MJB”) business relating to animal vaccines. The Company and MJB had originally agreed in January 2015 to the purchase business combination, with a contemplated final closing date in January 2021. The final amount due, net of previously paid amounts, was $12,775, including $9,000 paid in July 2018 and a $3,775 acquisition note payable in January 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	September 30, 2018	June 30, 2018
Accumulated other comprehensive income (loss)
Derivative instruments	$5,527	$4,986
Foreign currency translation adjustment	(74,780)	(67,098)
Unrecognized net pension gains (losses)	(18,105)	(18,213)
(Provision) benefit for income taxes on derivative instruments	(1,376)	(1,241)
(Provision) benefit for income taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(3,110)	(3,083)
	$(83,678)	$(76,483)

5.
Debt

Term Loans and Revolving Credit Facilities
Pursuant to a credit agreement (the “Credit Agreement”), we have a revolving credit facility (the “Revolver”), where we can borrow up to $250,000, subject to the terms of the agreement, and a term A loan with an aggregate initial principal amount of  $250,000 (the “Term A Loan,” and together with the Revolver, the “Credit Facilities”). The Credit Facilities have applicable margins equal to 2.00%, 1.75% or 1.50%, in the case of LIBOR and Eurodollar rate loans and 1.00%, 0.75% or 0.50%, in the case of base rate loans; the applicable margins are based on the First Lien Net Leverage Ratio, as defined in the Credit Agreement. The LIBOR rate is subject to a floor of 0.00%. The Credit Facilities mature on June 29, 2022.
The Credit Facilities require, among other things, the maintenance of  (i) a maximum First Lien Net Leverage Ratio and (ii) a minimum consolidated interest coverage ratio, each calculated on a trailing four quarter basis, and contain an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of September 30, 2018, we were in compliance with the covenants of the Credit Facilities.
As of September 30, 2018, we had $85,000 in borrowings under the Revolver and had outstanding letters of credit of  $4,191, leaving $160,809 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are one year or less.
As of September 30, 2018, the interest rates for the Revolver and the Term A Loan were 3.76% and 3.49%, respectively. The weighted-average interest rates for the outstanding revolving credit facilities were 3.68% and 2.98% for the three months ended September 30, 2018 and 2017, respectively. The weighted-average interest rates for the term loans were 3.43% and 3.22% for the three months ended September 30, 2018 and 2017, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt
As of	September 30, 2018	June 30, 2018
Term A Loan due June 2022	$240,625	$243,750
Capitalized lease obligations	99	118
	240,724	243,868
Unamortized debt issuance costs and debt discount	(1,394)	(1,487)
	239,330	242,381
Less: current maturities	(12,580)	(12,579)
	$226,750	$229,802

6.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $783 and $720 during the three months ended September 30, 2018 and 2017, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
7.
Income Taxes

In December 2017, the United States government enacted comprehensive income tax legislation (the “Tax Act”). The Tax Act makes broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate from 35% to 21%, creating a territorial tax system that includes a one-time mandatory transition tax on previously deferred foreign earnings and changes to business-related exclusions, deductions and credits. The Tax Act also has consequences related to our international operations.
We have substantially completed our analysis and accounting for the Tax Act. However, the ultimate financial statement effects of the Tax Act could differ from the amounts we have recognized to date, due to additional information that becomes available, changes in regulations or interpretations, legislative action to address questions around the Tax Act or changes in accounting standards for income taxes or related interpretations. As such, the amounts we have recorded are provisional and we could adjust such amounts in the three months ended December 31, 2018, if additional new information so requires.
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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,581 and $6,833 at September 30, 2018 and June 30, 2018, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Claims and Litigation
PAHC and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities, payment disputes and governmental regulation. Certain of these actions seek damages in various amounts. In many cases, our insurance policies will cover such claims. We believe that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, cash flows or liquidity.
9.
Derivatives

We monitor our exposure to foreign currency exchange rates and interest rates and from time-to-time use derivatives to manage certain of these risks. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). All changes in the fair value of a highly effective cash flow hedge are recorded as an asset or liability with a corresponding amount recorded in accumulated other comprehensive income (loss).
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
We entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through June 2020. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.
The following table summarizes the outstanding derivatives that are designated and effective as cash flow hedges as of September 30, 2018:
Instrument	Hedge	Notional Amount at September 30, 2018	Consolidated Balance Sheet	Fair value as of
				September 30, 2018	June 30, 2018
Options	Brazilian Real calls	R$94,500	(1)	$496	$71
Options	Brazilian Real puts	R$94,500	(1)	$(556)	$—
Swap	Interest rate swap	$150,000	Other assets	$5,728	$5,078

(1)
We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. As of September 30, 2018, the net fair value of  $60 was included in accrued expenses and other current liabilities. As of June 30, 2018, the net fair value of  $71 was included in other current assets.

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the periods ended September 30, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30
Instrument	Hedge	Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		2018	2017	Consolidated Statement of Operations	2018	2017	2018	2017
Options	Brazilian Real puts and calls	$(109)	$(905)	Cost of goods sold	$1,084	$186	$134,348	$130,030
Swap	Interest rate swap	$650	$283	Interest expense, net	$—	$—	$2,783	$3,118
We recognize gains (losses) related to these foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized net gains of  $1,084 related to matured contracts were recorded as a component of inventory as of June 30, 2018 and were recognized as an offset to costs of goods sold during the three months ended September 30, 2018.
10.
Fair Value Measurements

Short-term investments
As of September 30, 2018, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.
Derivatives
We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments, such as spot and forward currency translation rates, and interest rate curves.
Fair Value of Assets (Liabilities)
As of	September 30, 2018		June 30, 2018
	Level 1	Level 2	Level 1	Level 2
Short-term investments	$50,000	$—	$50,000	$—
Derivatives asset (liability)	$—	$(60)	$—	$71
Interest rate swap	$—	$5,728	$—	$5,078
There were no Level 3 fair value measurements for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.
Business Segments

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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months
For the Periods Ended September 30	2018	2017
Net sales
Animal Health	$131,189	$128,841
Mineral Nutrition	54,838	52,073
Performance Products	14,126	12,498
Total segments	$200,153	$193,412
Depreciation and amortization
Animal Health	$5,356	$5,254
Mineral Nutrition	597	585
Performance Products	273	246
Total segments	$6,226	$6,085
Adjusted EBITDA
Animal Health	$35,716	$33,742
Mineral Nutrition	2,563	3,716
Performance Products	716	248
Total segments	$38,995	$37,706

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2018	2017
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$22,705	$18,944
Interest expense, net	2,783	3,118
Depreciation and amortization – Total segments	6,226	6,085
Depreciation and amortization – Corporate	465	559
Corporate costs	8,886	7,589
Stock-based compensation	565	—
Acquisition-related cost of goods sold	—	249
Acquisition-related accrued compensation	—	437
Acquisition-related transaction costs	—	400
Foreign currency (gains) losses, net	(2,635)	325
Adjusted EBITDA – Total segments	$38,995	$37,706

As of	September 30, 2018	June 30, 2018
Identifiable assets
Animal Health	$461,119	$455,704
Mineral Nutrition	73,895	69,779
Performance Products	29,048	24,040
Total segments	564,062	549,523
Corporate	114,413	122,156
Total	$678,475	$671,679

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,491 and $3,432 as of September 30, 2018 and June 30, 2018, respectively. The Performance Products segment includes an investment in an equity method investee of  $528 and $437 as of September 30, 2018 and June 30, 2018, respectively. Corporate assets include cash and cash equivalents, short-term investments, certain debt issuance costs, income tax related assets and certain other assets.

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
Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months
For the Periods Ended September 30	2018	2017	Change
	(in thousands, except per share amounts and percentages)
Net sales	$200,153	$193,412	$6,741	3%
Gross profit	65,805	63,382	2,423	4%
Selling, general and administrative expenses	42,952	40,995	1,957	5%
Operating income	22,853	22,387	466	2%
Interest expense, net	2,783	3,118	(335)	(11)%
Foreign currency (gains) losses, net	(2,635)	325	(2,960)	*
Income before income taxes	22,705	18,944	3,761	20%
Provision for income taxes	6,391	3,052	3,339	109%
Net income	$16,314	$15,892	$422	3%
Net income per share
basic	$0.40	$0.40	—
diluted	$0.40	$0.39	$0.01
Weighted average number of shares outstanding
basic	40,369	39,944
diluted	40,560	40,293
Ratio to net sales
Gross profit	32.9%	32.8%
Selling, general and administrative expenses	21.5%	21.2%
Operating income	11.4%	11.6%
Income before income taxes	11.3%	9.8%
Net income	8.2%	8.2%
Effective tax rate	28.1%	16.1%

Certain amounts and percentages may reflect rounding adjustments.

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA
We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”
Segment net sales and Adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2018	2017	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$87,004	$79,603	$7,401	9%
Nutritional specialties	26,970	30,777	(3,807)	(12)%
Vaccines	17,215	18,461	(1,246)	(7)%
Animal Health	131,189	128,841	2,348	2%
Mineral Nutrition	54,838	52,073	2,765	5%
Performance Products	14,126	12,498	1,628	13%
Total	$200,153	$193,412	$6,741	3%
Adjusted EBITDA
Animal Health	$35,716	$33,742	$1,974	6%
Mineral Nutrition	2,563	3,716	(1,153)	(31)%
Performance Products	716	248	468	189%
Corporate	(8,886)	(7,589)	(1,297)	*
Total	$30,109	$30,117	$(8)	(0)%
Adjusted EBITDA ratio to segment net sales
Animal Health	27.2%	26.2%
Mineral Nutrition	4.7%	7.1%
Performance Products	5.1%	2.0%
Corporate(1)	(4.4)%	(3.9)%
Total(1)	15.0%	15.6%

(1)
reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2018	2017	Change
	(in thousands, except percentages)
Net income	$16,314	$15,892	$422	3%
Interest expense, net	2,783	3,118	(335)	(11)%
Provision (benefit) for income taxes	6,391	3,052	3,339	109%
Depreciation and amortization	6,691	6,644	47	1%
EBITDA	32,179	28,706	3,473	12%
Stock-based compensation	565	—	565	*
Acquisition-related cost of goods sold	—	249	(249)	*
Acquisition-related accrued compensation	—	437	(437)	*
Acquisition-related transaction costs	—	400	(400)	*
Foreign currency (gains) losses, net	(2,635)	325	(2,960)	*
Adjusted EBITDA	$30,109	$30,117	$(8)	(0)%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of three months ended September 30, 2018 and 2017
Net sales
Net sales of $200.2 million for the three months ended September 30, 2018, increased $6.7 million, or 3%, as compared to the three months ended September 30, 2017. Animal Health, Mineral Nutrition and Performance Products grew $2.3 million, $2.8 million and $1.6 million, respectively.
Animal Health
Net sales of $131.2 million for the three months ended September 30, 2018, grew $2.3 million, or 2%. Net sales of MFAs and other increased $7.4 million, or 9%, driven by continued international volume growth, particularly in the cattle sector. Reduced selling prices in certain countries due to unfavorable exchange rate movements partially offset the international volume growth. Net sales of domestic MFAs and other also contributed to the growth. Net sales of nutritional specialty products declined by $3.8 million, or 12%, primarily due to volume declines from the continued negative dairy industry conditions, while sales to the poultry sector were approximately even with the prior year. Net sales of vaccines declined $1.2 million, or 7%, due to turbulent economic conditions in certain international countries and the timing of certain vaccine orders in the prior year.
Mineral Nutrition
Net sales of $54.8 million increased $2.8 million, or 5%, for the three months ended September 30, 2018. Higher average selling prices related to increased commodity prices were the primary driver of the increased revenue. Our selling prices of mineral nutrition products generally move in direct correlation with the underlying commodity costs. Net sales also declined in part due to reduced volumes due to the competitive nature of the business.
Performance Products
Net sales of $14.1 million increased $1.6 million, or 13%, for the three months ended September 30, 2018, due to higher unit volumes of copper-based products coupled with higher average selling prices of certain industrial chemical products.

Gross profit
Gross profit of  $65.8 million for the three months ended September 30, 2018, increased $2.4 million, or 4%, as compared to the three months ended September 30, 2017. Gross profit increased to 32.9% of net sales for the three months ended September 30, 2018, as compared to 32.8% for the three months ended September 30, 2017. Animal Health gross profit increased $3.0 million due to volume growth and favorable unit costs and product mix in MFAs and other, partially offset by volume declines of nutritional specialty products. Mineral Nutrition gross profit decreased $1.2 million, primarily due to unfavorable product mix and constrained pricing in a competitive environment. Performance Products gross profit increased $0.4 million, primarily due to increased volumes and favorable manufacturing costs. Gross profit increased $0.2 million due to acquisition-related cost of goods sold included in the three months ended September 30, 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of  $43.0 million for the three months ended September 30, 2018, increased $2.0 million, or 5%, as compared to the three months ended September 30, 2017. SG&A for the three months ended September 30, 2018, included $0.6 million of stock-based compensation. SG&A for the three months ended September 30, 2017, included $0.4 million in acquisition-related transaction costs and $0.4 million in acquisition-related compensation costs. Excluding the effects of these costs, SG&A increased $2.3 million, or 6%.
Animal Health SG&A increased $1.1 million, driven by sales force expansion and increased investments in marketing and product development. Mineral Nutrition and Performance Products SG&A costs were even with the prior year. Corporate costs increased $1.2 million due to increased business development expenses and higher professional fees. The stock-based compensation, acquisition-related transaction costs and acquisition-related compensation costs resulted in a $0.3 million net decrease in SG&A compared to the prior year.
Interest expense, net
Interest expense, net of $2.8 million for the three months ended September 30, 2018, decreased $0.3 million, or 11%, as compared to the three months ended September 30, 2017. Interest expense decreased $0.2 million compared to the prior year, primarily due to the extinguishment of acquisition-related obligations. Interest income increased $0.1 million due to earnings on short-term investments.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended September 30, 2018, amounted to net gains of $2.6 million, as compared to $0.3 million in net losses for the three months ended September 30, 2017. Foreign currency net gains in the three months ended September 30, 2018, were primarily due to the movement of the Turkish, Mexican and Brazilian currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arose from cash and intercompany balances.
Provision for income taxes
The provision for income taxes was $6.4 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively. The effective income tax rate was 28.1% and 16.1% for the three months ended September 30, 2018 and 2017, respectively. The provision for income taxes included a benefit from the exercise of employee stock options of  $0.2 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively. The effective income tax rate, without the benefit of the employee stock option exercises, would have been 28.8% and 30.6% for the three months ended September 30, 2018 and 2017, respectively. The provision for income taxes included a U.S. federal statutory tax rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively. The provision for income taxes for the three months ended September 30, 2018, also included a $0.3 million provision for the U.S. federal Global Intangible Low-taxed Income (GILTI) aspects of the comprehensive U.S. income tax legislation.

Net income
Net income of $16.3 million for the three months ended September 30, 2018, increased $0.4 million, as compared to net income of $15.9 million for the three months ended September 30, 2017. Increased operating income of  $0.5 million, lower interest expense of  $0.3 million and increased foreign exchange gains of  $3.0 million resulted in a $3.8 million increase in income before income taxes. The provision for income taxes increased by $3.3 million, primarily due to a reduced benefit from the exercise of employee stock options of  $2.5 million and increased taxes related to the higher pre-tax income; the reduced U.S. federal statutory tax rate in the current year partially offset the increases.
Adjusted EBITDA
Adjusted EBITDA of  $30.1 million for the three months ended September 30, 2018, was even with the three months ended September 30, 2017. Animal Health Adjusted EBITDA increased $2.0 million, or 6%, due to sales growth and increased gross profit, partially offset by increased SG&A for investments in organization and business development. Mineral Nutrition Adjusted EBITDA decreased $1.2 million, or 31%, due to the effect of unfavorable product mix and pricing pressures on gross profit. Performance Products Adjusted EBITDA increased $0.5 million, due to increased gross profit. Corporate expenses increased $1.2 million due to increased business development expenses and higher professional fees.
Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Three Months
For the Periods Ended September 30	2018	2017	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$1,280	$4,803	$(3,523)
Investing activities	(16,149)	(16,832)	683
Financing activities	11,734	17,845	(6,111)
Effect of exchange-rate changes on cash and cash equivalents	(173)	198	(371)
Net increase/(decrease) in cash and cash equivalents	$(3,308)	$6,014	$(9,322)

Net cash provided (used) by operating activities was comprised of:
	Three Months
For the Periods Ended September 30	2018	2017	Change
	(in thousands)
EBITDA	$32,179	$28,706	$3,473
Adjustments
Stock-based compensation	565	—	565
Acquisition-related cost of goods sold	—	249	(249)
Acquisition-related accrued compensation	—	437	(437)
Acquisition-related transaction costs	—	400	(400)
Foreign currency (gains) losses, net	(2,635)	325	(2,960)
Interest paid	(2,732)	(2,679)	(53)
Income taxes paid	(5,817)	(4,039)	(1,778)
Changes in operating assets and liabilities and other items	(20,280)	(18,196)	(2,084)
Cash used for acquisition-related transaction costs	—	(400)	400
Net cash provided (used) by operating activities	$1,280	$4,803	$(3,523)

Certain amounts may reflect rounding adjustments.

Operating activities
Net cash provided by operating activities was $1.3 million for the three months ended September 30, 2018. Cash provided by net income and non-cash items, including depreciation and amortization and foreign exchange gains, was largely offset by cash used in the ordinary course of business for changes in operating assets and liabilities and other items. Increased inventories used $9.5 million of cash due to the timing of sales, purchases and production. Accounts payable provided $2.8 million of cash, primarily related to the timing of inventory purchases. Accrued expenses and other liabilities used $9.2 million of cash primarily due to annual incentive compensation payments related to the previous fiscal year.
Investing activities
Net cash used in investing activities was $16.1 million for the three months ended September 30, 2018. Cash used for business acquisitions was $9.8 million. Capital expenditures were $6.0 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Other investing activities used $0.3 million of cash.
Financing activities
Net cash provided by financing activities was $11.7 million for the three months ended September 30, 2018. Net borrowings on our Revolver provided $15.0 million. We partially financed an acquisition of a business through the issuance of a $3.8 million short-term note payable. We received $0.2 million from the issuance of common shares related to the exercise of stock options. We paid $4.0 million in dividends to holders of our Class A and Class B common stock. We paid $3.2 million in scheduled debt and other requirements.
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
Certain relevant measures of our liquidity and capital resources follow:
As of	September 30, 2018	June 30, 2018	Change
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$75,860	$79,168	$(3,308)
Working capital	227,782	205,651	22,431
Ratio of current assets to current liabilities	2.96:1	2.57:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding the current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At September 30, 2018, we had $85.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $4.2 million, leaving $160.8 million available for borrowings and letters of credit.

On November 5, 2018, our Board of Directors declared a cash dividend of  $0.12 per share on each share of our Class A and Class B common stock outstanding on the record date of November 28, 2018, payable on December 19, 2018. The December 2018 quarterly dividend is a 20% increase over the $0.10 per share quarterly dividend declared and paid previously. We expect to pay future quarterly dividends of $0.12 per share on our Class A and Class B common stock, representing approximately $19.4 million annually, subject to approval from the Board of Directors.
At September 30, 2018, our cash and cash equivalents and short-term investments included $74.3 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Contractual obligations
As of September 30, 2018, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2018.
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of September 30, 2018, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of the new standard related to revenue recognition. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards” for the changes made to our revenue recognition policy, following the adoption of Financial Accounting Standards Board Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2018.
Material Weakness Remediation Efforts
We continue to make further progress in implementing a broad range of changes to strengthen our internal control over financial reporting and to remediate the material weaknesses that existed as of June 30, 2018. Our actions to address material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, appropriately authorized and approved. Also, our efforts to ensure maintenance of the appropriate level of segregation of duties includes restricting access to key financial systems and records to appropriate users. We have decreased the level of segregation of duties conflicts and continue to determine the extent it is necessary to limit access and modify responsibilities of certain personnel, as well as designing and implementing additional user access controls and compensating controls. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.
Defaults Upon Senior Securities

None.
Item 4.
Mine Safety Disclosures

None.
Item 5.
Other Information

None.

Item 6.
Exhibits

Exhibit 10.18* First Amendment, dated July 31, 2018 to the Intellectual Property Purchase Agreement, drafted as of January 20, 2015, by and among MJ Biologics, Inc. and Phibro Animal Health Corporation
Exhibit 31.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1 Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2 Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS** XBRL Instance Document
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
Phibro Animal Health Corporation
November 6, 2018	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
November 6, 2018	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer