Form 10-Q
period 2018-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2019-02-06
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2019, there were 20,283,777 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Six Months
For the Periods Ended December 31	2018	2017	2018	2017
	(unaudited) (in thousands, except per share amounts)
Net sales	$218,223	$205,876	$418,376	$399,288
Cost of goods sold	149,579	138,957	283,927	268,987
Gross profit	68,644	66,919	134,449	130,301
Selling, general and administrative expenses	42,938	42,981	85,890	83,976
Operating income	25,706	23,938	48,559	46,325
Interest expense, net	3,015	3,050	5,798	6,168
Foreign currency (gains) losses, net	2,617	(323)	(18)	2
Income before income taxes	20,074	21,211	42,779	40,155
Provision for income taxes	5,326	14,179	11,717	17,231
Net income	$14,748	$7,032	$31,062	$22,924
Net income per share
basic	$0.37	$0.17	$0.77	$0.57
diluted	$0.36	$0.17	$0.77	$0.57
Weighted average common shares outstanding
basic	40,383	40,186	40,376	40,065
diluted	40,523	40,364	40,523	40,329
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months		Six Months
For the Periods Ended December 31	2018	2017	2018	2017
	(unaudited) (in thousands)
Net income	$14,748	$7,032	$31,062	$22,924
Change in fair value of derivative instruments	(2,243)	(276)	(1,702)	(898)
Foreign currency translation adjustment	4,163	(5,005)	(3,519)	(1,772)
Unrecognized net pension gains (losses)	124	95	232	226
(Provision) benefit for income taxes	527	809	365	996
Other comprehensive income (loss)	2,571	(4,377)	(4,624)	(1,448)
Comprehensive income	$17,319	$2,655	$26,438	$21,476

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	December 31, 2018	June 30, 2018
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$31,336	$29,168
Short-term investments	49,000	50,000
Accounts receivable, net	144,050	135,742
Inventories, net	193,099	178,170
Other current assets	23,605	22,381
Total current assets	441,090	415,461
Property, plant and equipment, net	132,711	130,108
Intangibles, net	50,509	51,978
Goodwill	27,348	27,348
Other assets	45,634	46,784
Total assets	$697,292	$671,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$12,577	$12,579
Accounts payable	65,095	59,498
Accrued expenses and other current liabilities	58,157	71,144
Total current liabilities	135,829	143,221
Revolving credit facility	88,000	70,000
Long-term debt	223,699	229,802
Other liabilities	44,540	43,702
Total liabilities	492,068	486,725
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,220,534 and 19,992,204 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively; 30,000,000 Class B shares authorized, 20,166,034 and 20,365,504 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	131,343	129,873
Retained earnings	154,984	131,560
Accumulated other comprehensive income (loss)	(81,107)	(76,483)
Total stockholders’ equity	205,224	184,954
Total liabilities and stockholders’ equity	$697,292	$671,679

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months
For the Periods Ended December 31	2018	2017
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$31,062	$22,924
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	13,532	13,275
Amortization of debt issuance costs and debt discount	441	441
Stock-based compensation	1,129	—
Acquisition-related cost of goods sold	—	1,671
Acquisition-related accrued compensation	—	924
Acquisition-related accrued interest	—	505
Deferred income taxes	135	5,725
Foreign currency (gains) losses, net	12	11
Other	(1,071)	418
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(8,906)	(5,075)
Inventories, net	(16,278)	(10,845)
Other current assets	(3,616)	(4,751)
Other assets	866	664
Accounts payable	5,169	7,473
Accrued expenses and other liabilities	(5,839)	3,733
Net cash provided (used) by operating activities	16,636	37,093
INVESTING ACTIVITIES
Purchases of short-term investments	(10,000)	(27,000)
Maturities of short-term investments	11,000	—
Capital expenditures	(12,117)	(8,851)
Business acquisitions	(9,838)	(15,000)
Other, net	27	(716)
Net cash provided (used) by investing activities	(20,928)	(51,567)
FINANCING ACTIVITIES
Revolving credit facility borrowings	103,000	109,870
Revolving credit facility repayments	(85,000)	(103,870)
Payments of long-term debt, capital leases and other	(6,359)	(3,236)
Issuance of acquisition note payable	3,775	—
Proceeds from common shares issued	341	3,700
Dividends paid	(8,883)	(8,008)
Net cash provided (used) by financing activities	6,874	(1,544)
Effect of exchange rate changes on cash	(414)	120
Net increase (decrease) in cash and cash equivalents	2,168	(15,898)
Cash and cash equivalents at beginning of period	29,168	56,083
Cash and cash equivalents at end of period	$31,336	$40,185

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
The unaudited consolidated financial information for the three and six months ended December 31, 2018 and 2017, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Annual Report”), filed with the Securities and Exchange Commission on August 27, 2018 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2018, was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), effective July 1, 2018. See “New Accounting Standards” and “Statements of Operations—Additional Information.” As of December 31, 2018, there have been no other material changes to our significant accounting policies
Revenue Recognition
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
Net Income per Share, Weighted Average Shares and Dividends per Share
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.
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
	Three Months		Six Months
For the Periods Ended December 31	2018	2017	2018	2017
Net income	$14,748	$7,032	$31,062	$22,924
Weighted average number of shares – basic	40,383	40,186	40,376	40,065
Dilutive effect of stock options and restricted stock units	140	178	147	264
Weighted average number of shares – diluted	40,523	40,364	40,523	40,329
Net income per share
basic	$0.37	$0.17	$0.77	$0.57
diluted	$0.36	$0.17	$0.77	$0.57
Dividends per share	$0.12	$0.10	$0.22	$0.20
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASU 2016-02, Leases (Topic 842), supersedes the current lease accounting guidance, requires an entity to recognize assets and liabilities for both financing and operating leases on the balance sheet and requires additional qualitative and quantitative disclosures regarding leasing arrangements. This ASU and its amendments are effective for our consolidated financial statements beginning July 1, 2019. The new standard requires a modified retrospective method. We expect the adoption of this guidance will increase the assets and liabilities reported on our consolidated balance sheet. We continue to evaluate the effects of this guidance.
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
The current year effect of the adoption of the new standard resulted in the following changes to our consolidated balance sheet and consolidated statement of operations:
As of December 31. 2018	Effect of adoption	As reported
Other current assets	$100	$23,605
Other assets	125	45,634
Other liabilities	(108)	44,540
Retained earnings	$333	$154,984
	Three Months		Six Months
For the Periods Ended December 31, 2018	Effect of adoption	As reported	Effect of adoption	As reported
Net sales	$198	$218,223	$396	$418,376
Provision for income taxes	32	5,326	63	11,717
Net income	$166	$14,748	$333	$31,062
For changes to our policy resulting from the adoption of ASU 2014-09, see “—Summary of Significant Accounting Policies and New Accounting Standards—Revenue Recognition.” See “Statements of Operations—Additional Information” for our disclosures regarding disaggregated revenue, deferred revenue and customer payment terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our revenues disaggregated by major product category and geographic region:
Net Sales by Product Type
	Three Months		Six Months
For the Periods Ended December 31	2018	2017	2018	2017
Animal Health
MFAs and other	$93,054	$82,018	$180,058	$161,621
Nutritional specialties	29,460	32,623	56,430	63,400
Vaccines	17,048	18,204	34,263	36,665
Total Animal Health	$139,562	$132,845	$270,751	$261,686
Mineral Nutrition	62,319	59,616	117,157	111,689
Performance Products	16,342	13,415	30,468	25,913
Total	$218,223	$205,876	$418,376	$399,288

Net Sales by Region
	Three Months		Six Months
For the Periods Ended December 31	2018	2017	2018	2017
United States	$127,750	$129,379	$243,842	$242,548
Latin America and Canada	39,316	36,126	77,575	68,452
Europe, Middle East and Africa	26,181	27,672	51,040	53,054
Asia Pacific	24,976	12,699	45,919	35,234
Total	$218,223	$205,876	$418,376	$399,288

Net sales by region are based on country of destination.
Total deferred revenue was $6,416 and $4,530 as of December 31, 2018 and June 30, 2018, respectively. Accrued expenses and other current liabilities included $1,471 and $508 of the total deferred revenue as of December 31, 2018 and June 30, 2018, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand alone sales prices of the individual products or services.
Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense and Depreciation and amortization
	Three Months		Six Months
For the Periods Ended December 31	2018	2017	2018	2017
Interest expense, net
Term loan	$2,202	$2,110	$4,314	$4,143
Revolving credit facility	920	739	1,667	1,420
Amortization of debt issuance costs and debt discount	220	220	441	441
Acquisition-related accrued interest	—	252	—	505
Other	120	2	283	241
Interest expense	3,462	3,323	6,705	6,750
Interest (income)	(447)	(273)	(907)	(582)
	$3,015	$3,050	$5,798	$6,168
Depreciation and amortization
Depreciation of property, plant and equipment	$5,308	$5,222	$10,496	$10,405
Amortization of intangible assets	1,521	1,397	3,012	2,846
Amortization of other assets	12	12	24	24
	$6,841	$6,631	$13,532	$13,275

4.
Balance Sheets—Additional Information

As of	December 31, 2018	June 30, 2018
Inventories
Raw materials	$80,649	$62,373
Work-in-process	14,907	14,731
Finished goods	97,543	101,066
	$193,099	$178,170

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,141 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	December 31, 2018	June 30, 2018
Accrued expenses and other current liabilities
Employee related	$21,282	$27,333
Commissions and rebates	7,510	7,341
Insurance-related	1,563	1,168
Professional fees	4,599	4,350
Income and other taxes	4,122	3,610
Acquisition-related consideration	3,928	12,845
Other	15,153	14,497
	$58,157	$71,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2018, we accelerated the closing date and completed the purchase of intellectual property and certain other assets comprising the MJ Biologics, Inc. (“MJB”) business relating to animal vaccines. The Company and MJB had originally agreed to the purchase business combination in January 2015, with a contemplated final closing date in January 2021. The final amount due, net of previously paid amounts, was $12,775, including $9,000 paid in July 2018 and $3,775 paid in January 2019.
As of	December 31, 2018	June 30, 2018
Accumulated other comprehensive income (loss)
Derivative instruments	$3,284	$4,986
Foreign currency translation adjustment	(70,617)	(67,098)
Unrecognized net pension gains (losses)	(17,981)	(18,213)
(Provision) benefit for income taxes on derivative instruments	(818)	(1,241)
(Provision) benefit for income taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(3,141)	(3,083)
	$(81,107)	$(76,483)

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
The Credit Facilities require, among other things, the maintenance of  (i) a maximum First Lien Net Leverage Ratio and (ii) a minimum consolidated interest coverage ratio, each calculated on a trailing four quarter basis, and contain an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of December 31, 2018, we were in compliance with the covenants of the Credit Facilities.
As of December 31, 2018, we had $88,000 in borrowings under the Revolver and had outstanding letters of credit of  $4,191, leaving $157,809 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are one year or less.
As of December 31, 2018, the interest rates for the Revolver and the Term A Loan were 4.00% and 3.58%, respectively. The weighted-average interest rates for the outstanding revolving credit facilities were 3.71% and 3.01% for the six months ended December 31, 2018 and 2017, respectively. The weighted-average interest rates for the term loans were 3.47% and 3.29% for the six months ended December 31, 2018 and 2017, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt
As of	December 31, 2018	June 30, 2018
Term A Loan due June 2022	$237,500	$243,750
Capitalized lease obligations	77	118
	237,577	243,868
Unamortized debt issuance costs and debt discount	(1,301)	(1,487)
	236,276	242,381
Less: current maturities	(12,577)	(12,579)
	$223,699	$229,802

6.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $430 and $409 during the three months ended December 31, 2018 and 2017, respectively, and $1,213 and $1,129 during the six months ended December 31, 2018 and 2017, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
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
We have elected to record Global Intangible Low-Taxed Income (GILTI) aspects of the comprehensive U.S. income tax legislation as a current period expense. The provision for income taxes for the three and six months ended December 31, 2018, included $315 and $672 of expense, respectively, from the effects of GILTI.
During the three months ended December 31, 2018, we completed our analysis and accounting for the Tax Act and recorded a $715 reduction in the provision for income taxes, related to the previously recorded one-time mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,598 and $6,833 at December 31, 2018 and June 30, 2018, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
The following table summarizes the outstanding derivatives that are designated and effective as cash flow hedges as of December 31, 2018:
Instrument	Hedge	Notional Amount at December 31, 2018	Consolidated Balance Sheet	Fair value as of
				December 31, 2018	June 30, 2018
Options	Brazilian Real calls	R$75,000	(1)	$551	$71
Options	Brazilian Real puts	R$75,000	(1)	$(146)	$—
Swap	Interest rate swap	$150,000	Other assets	$2,972	$5,078

(1)
We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. The net fair values of  $405 and $71 were included in other current assets as of December 31, 2018 and June 30, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the three and six months ended December 31, 2018 and 2017.
For the Three Months Ended December 31
Instrument	Hedge	Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		2018	2017	Consolidated Statement of Operations	2018	2017	2018	2017
Options	Brazilian Real puts and calls	$513	$(1,781)	Cost of goods sold	$—	$517	$149,579	$138,957
Swap	Interest rate swap	$(2,756)	$1,505	Interest expense, net	$—	$—	$3,015	$3,050
For the Six Months Ended December 31
Instrument	Hedge	Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		2018	2017	Consolidated Statement of Operations	2018	2017	2018	2017
Options	Brazilian Real puts and calls	$404	$(2,686)	Cost of goods sold	$1,084	$703	$283,927	$268,987
Swap	Interest rate swap	$(2,106)	$1,788	Interest expense, net	$—	$—	$5,798	$6,168
We recognize gains (losses) related to these foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized net gains of $1,084 related to matured contracts were recorded as a component of inventory as of June 30, 2018 and were fully recognized as an offset to costs of goods sold during the three months ended September 30, 2018.
10.
Fair Value Measurements

Short-term investments
As of December 31, 2018, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.
Derivatives
We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments, such as spot and forward currency translation rates, and interest rate curves.
Fair Value of Assets (Liabilities)
As of	December 31, 2018		June 30, 2018
	Level 1	Level 2	Level 1	Level 2
Short-term investments	$49,000	$—	$50,000	$—
Derivatives asset (liability)	$—	$405	$—	$71
Interest rate swap	$—	$2,972	$—	$5,078
There were no Level 3 fair value measurements as of the periods presented.

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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months		Six Months
For the Periods Ended December 31	2018	2017	2018	2017
Net sales
Animal Health	$139,562	$132,845	$270,751	$261,686
Mineral Nutrition	62,319	59,616	117,157	111,689
Performance Products	16,342	13,415	30,468	25,913
Total segments	$218,223	$205,876	$418,376	$399,288
Depreciation and amortization
Animal Health	$5,493	$5,265	$10,849	$10,519
Mineral Nutrition	616	584	1,213	1,169
Performance Products	279	259	552	505
Total segments	$6,388	$6,108	$12,614	$12,193
Adjusted EBITDA
Animal Health	$35,925	$35,036	$71,641	$68,778
Mineral Nutrition	4,084	5,614	6,647	9,330
Performance Products	1,514	264	2,230	512
Total segments	$41,523	$40,914	$80,518	$78,620

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Six Months
For the Periods Ended December 31	2018	2017	2018	2017
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$20,074	$21,211	$42,779	$40,155
Interest expense, net	3,015	3,050	5,798	6,168
Depreciation and amortization – Total segments	6,388	6,108	12,614	12,193
Depreciation and amortization – Corporate	453	523	918	1,082
Corporate costs	9,918	8,436	18,804	16,025
Stock-based compensation	564	—	1,129	—
Acquisition-related cost of goods sold	—	1,422	—	1,671
Acquisition-related accrued compensation	—	487	—	924
Acquisition-related transaction costs	—	—	—	400
Other, net	(1,506)	—	(1,506)	—
Foreign currency (gains) losses, net	2,617	(323)	(18)	2
Adjusted EBITDA – Total segments	$41,523	$40,914	$80,518	$78,620

As of	December 31, 2018	June 30, 2018
Identifiable assets
Animal Health	$472,534	$455,704
Mineral Nutrition	77,351	69,779
Performance Products	32,430	24,040
Total segments	582,315	549,523
Corporate	114,977	122,156
Total	$697,292	$671,679

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,141 and $3,432 as of December 31, 2018 and June 30, 2018, respectively. The Performance Products segment includes an investment in an equity method investee of  $629 and $437 as of December 31, 2018 and June 30, 2018, respectively. Corporate assets include cash and cash equivalents, short-term investments, certain debt issuance costs, income tax related assets and certain other assets.

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

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Six Months
For the Periods Ended December 31	2018	2017	Change		2018	2017	Change
	(in thousands, except per share amounts and percentages)
Net sales	$218,223	$205,876	$12,347	6%	$418,376	$399,288	$19,088	5%
Gross profit	68,644	66,919	1,725	3%	134,449	130,301	4,148	3%
Selling, general and administrative expenses	42,938	42,981	(43)	(0)%	85,890	83,976	1,914	2%
Operating income	25,706	23,938	1,768	7%	48,559	46,325	2,234	5%
Interest expense, net	3,015	3,050	(35)	(1)%	5,798	6,168	(370)	(6)%
Foreign currency (gains) losses, net	2,617	(323)	2,940	*	(18)	2	(20)	*
Income before income taxes	20,074	21,211	(1,137)	(5)%	42,779	40,155	2,624	7%
Provision for income taxes	5,326	14,179	(8,853)	(62)%	11,717	17,231	(5,514)	(32)%
Net income	$14,748	$7,032	$7,716	110%	$31,062	$22,924	$8,138	35%
Net income per share
basic	$0.37	$0.17	$0.20		$0.77	$0.57	$0.20
diluted	$0.36	$0.17	$0.19		$0.77	$0.57	$0.20
Weighted average number of shares outstanding
basic	40,383	40,186			40,376	40,065
diluted	40,523	40,364			40,523	40,329
Ratio to net sales
Gross profit	31.5%	32.5%			32.1%	32.6%
Selling, general and administrative expenses	19.7%	20.9%			20.5%	21.0%
Operating income	11.8%	11.6%			11.6%	11.6%
Income before income taxes	9.2%	10.3%			10.2%	10.1%
Net income	6.8%	3.4%			7.4%	5.7%
Effective tax rate	26.5%	66.8%			27.4%	42.9%

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
Segment net sales and Adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2018	2017	Change		2018	2017	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$93,054	$82,018	$11,036	13%	$180,058	$161,621	$18,437	11%
Nutritional specialties	29,460	32,623	(3,163)	(10)%	56,430	63,400	(6,970)	(11)%
Vaccines	17,048	18,204	(1,156)	(6)%	34,263	36,665	(2,402)	(7)%
Animal Health	139,562	132,845	6,717	5%	270,751	261,686	9,065	3%
Mineral Nutrition	62,319	59,616	2,703	5%	117,157	111,689	5,468	5%
Performance Products	16,342	13,415	2,927	22%	30,468	25,913	4,555	18%
Total	$218,223	$205,876	$12,347	6%	$418,376	$399,288	$19,088	5%
Adjusted EBITDA
Animal Health	$35,925	$35,036	$889	3%	$71,641	$68,778	$2,863	4%
Mineral Nutrition	4,084	5,614	(1,530)	(27)%	6,647	9,330	(2,683)	(29)%
Performance Products	1,514	264	1,250	*	2,230	512	1,718	*
Corporate	(9,918)	(8,436)	(1,482)	*	(18,804)	(16,025)	(2,779)	*
Total	$31,605	$32,478	$(873)	(3)%	$61,714	$62,595	$(881)	(1)%
Adjusted EBITDA ratio to segment net sales
Animal Health	25.7%	26.4%			26.5%	26.3%
Mineral Nutrition	6.6%	9.4%			5.7%	8.4%
Performance Products	9.3%	2.0%			7.3%	2.0%
Corporate(1)	(4.5)%	(4.1)%			(4.5)%	(4.0)%
Total(1)	14.5%	15.8%			14.8%	15.7%

(1)
reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2018	2017	Change		2018	2017	Change
	(in thousands, except percentages)
Net income	$14,748	$7,032	$7,716	110%	$31,062	$22,924	$8,138	35%
Interest expense, net	3,015	3,050	(35)	(1)%	5,798	6,168	(370)	(6)%
Provision for income taxes	5,326	14,179	(8,853)	(62)%	11,717	17,231	(5,514)	(32)%
Depreciation and amortization	6,841	6,631	210	3%	13,532	13,275	257	2%
EBITDA	29,930	30,892	(962)	(3)%	62,109	59,598	2,511	4%
Stock-based compensation	564	—	564	*	1,129	—	1,129	*
Acquisition-related cost of goods sold	—	1,422	(1,422)	*	—	1,671	(1,671)	*
Acquisition-related accrued compensation	—	487	(487)	*	—	924	(924)	*
Acquisition-related transaction cost	—	—	—	*	—	400	(400)	*
Other, net	(1,506)	—	(1,506)	*	(1,506)	—	(1,506)	*
Foreign currency (gains) losses, net	2,617	(323)	2,940	*	(18)	2	(20)	*
Adjusted EBITDA	$31,605	$32,478	$(873)	(3)%	$61,714	$62,595	$(881)	(1)%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of three months ended December 31, 2018 and 2017
Net sales
Net sales of $218.2 million for the three months ended December 31, 2018, increased $12.3 million, or 6%, as compared to the three months ended December 31, 2017. Animal Health, Mineral Nutrition and Performance Products grew $6.7 million, $2.7 million and $2.9 million, respectively.
Animal Health
Net sales of $139.6 million for the three months ended December 31, 2018, increased $6.7 million, or 5%. Net sales of MFAs and other increased $11.0 million, or 13%, driven by continued international volume growth, particularly in the Asia Pacific and Latin America regions. Reduced selling prices in certain countries due to unfavorable exchange rate movements partially offset the international growth. Net sales of domestic MFAs and other declined slightly from the prior year. Net sales of nutritional specialty products declined by $3.2 million, or 10%, due to volume declines from continued negative dairy industry conditions and reduced demand from poultry customers. Net sales of vaccines declined $1.2 million, or 6%, due to turbulent economic conditions in certain international countries and the loss of a domestic distribution arrangement; volume growth in other international markets partially offset the reductions.
Mineral Nutrition
Net sales of $62.3 million for the three months ended December 31, 2018, increased $2.7 million, or 5%. Higher average selling prices, plus increased volumes, were the drivers of the increase. Our selling prices of mineral nutrition products generally move in direct correlation with the underlying commodity costs.
Performance Products
Net sales of $16.3 million for the three months ended December 31, 2018, increased $2.9 million, or 22%, due to volume growth of copper-based and personal care products.

Gross profit
Gross profit of $68.6 million for the three months ended December 31, 2018, increased $1.7 million, or 3%, as compared to the three months ended December 31, 2017. Gross profit decreased to 31.5% of net sales for the three months ended December 31, 2018, as compared to 32.5% for the three months ended December 31, 2017. Gross profit for the three months ended December 31, 2017 included $1.4 million of acquisition-related cost of goods sold.
Animal Health gross profit increased $0.8 million due to volume growth of MFAs and other, mostly offset by volume declines in the nutritional specialty and vaccine categories and increased vaccine manufacturing costs. Mineral Nutrition gross profit decreased $1.5 million, primarily due to unfavorable product mix and constrained pricing in a competitive environment. Performance Products gross profit increased $1.0 million, primarily due to volume growth. Gross profit increased $1.4 million due to acquisition-related cost of goods sold included in the three months ended December 31, 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of $42.9 million for the three months ended December 31, 2018, was approximately equal to the three months ended December 31, 2017. SG&A for the three months ended December 31, 2018, included $0.6 million of stock-based compensation and a $1.5 million benefit from the cancellation of a certain business arrangement. SG&A for the three months ended December 31, 2017, included $0.5 million in acquisition-related compensation costs. Excluding the effects of these costs, SG&A increased $1.4 million, or 3%.
Animal Health, Mineral Nutrition and Performance Products SG&A were each little changed from the prior year. Corporate costs increased $1.4 million due to increased business development expenses. The stock-based compensation, cancellation of the business arrangement and acquisition-related compensation costs resulted in a $1.4 million reduction in SG&A.
Interest expense, net
Interest expense, net of $3.0 million for the three months ended December 31, 2018, was approximately equal to the three months ended December 31, 2017.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended December 31, 2018, amounted to net losses of $2.6 million, as compared to $0.3 million in net gains for the three months ended December 31, 2017. Foreign currency net losses for the three months ended December 31, 2018, were primarily due to the movement of the Turkish and Brazilian currencies relative to the U.S. dollar. Foreign currency gains and losses primarily arose from cash and intercompany balances.
Provision for income taxes
The provision for income taxes was $5.3 million and $14.2 million for the three months ended December 31, 2018 and 2017, respectively. The effective income tax rate was 26.5% and 66.8% for the three months ended December 31, 2018 and 2017, respectively. The provision for income taxes for the three months ended December 31, 2018 included a $0.7 million benefit from an adjustment to the previously recorded mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries and a $0.1 million benefit from the exercise of employee stock options. The effective income tax rate, without these benefits, would have been 30.5% for the three months ended December 31, 2018, including a $0.3 million provision for the U.S. federal Global Intangible Low-Taxed Income (GILTI) aspects of the comprehensive U.S. income tax legislation. The effective income tax rate reflects the statutory 21% U.S. federal income tax rate.

The effective income tax rate for the three months ended December 31, 2017, would have been 26.2% without the discrete items listed below. This effective rate for the three months ended December 31, 2017, included the benefit of adjusting the year-to-date income tax provision to reflect the statutory 28.1% weighted-average U.S. federal income tax rate. The provision for income taxes for the three months ended December 31, 2017, included the effects of the Tax Act and other discrete items:
•
a $2.5 million provision for the remeasurement of deferred tax assets and liabilities to reflect the reduced U.S. federal income tax rate;

•
a $4.2 million provision to reflect the mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries;

•
a $0.5 million provision to eliminate the income taxes remaining in accumulated other comprehensive income (“AOCI”) after all related foreign currency derivatives had matured and were completely cleared from AOCI;

•
a $1.0 million provision for the remeasurement of deferred tax assets to reflect a reduced income tax rate in certain international jurisdictions;

•
a $0.4 million net provision from the exercise of employee stock options, including a $0.5 million provision to adjust the benefit recognized in the three months ended September 30, 2017, to the reduced income tax rate.

Net income
Net income of $14.8 million for the three months ended December 31, 2018, increased $7.7 million, as compared to net income of $7.0 million for the three months ended December 31, 2017. A $2.9 million increase in foreign currency losses offset a $1.8 million improvement in operating income, resulting in a $1.1 million decrease in income before income taxes. The provision for income taxes decreased by $8.9 million, primarily because the three months ended December 31, 2017 included additional expense from the initial application of the comprehensive U.S. income tax legislation and other discrete items.
Adjusted EBITDA
Adjusted EBITDA of $31.6 million for the three months ended December 31, 2018, decreased $0.9 million or 3%, as compared to the three months ended December 31, 2017. Mineral Nutrition Adjusted EBITDA decreased $1.5 million, or 27%, due to the effect of unfavorable product mix and constrained pricing in a competitive environment. Corporate expenses increased $1.5 million due to increased business development expenses. Performance Products and Animal Health Adjusted EBITDA increased $1.2 million and $0.9 million, respectively, due to sales growth and increased gross profit.
Comparison of six months ended December 31, 2018 and 2017
Net sales
Net sales of $418.4 million for the six months ended December 31, 2018, increased $19.1 million, or 5%, as compared to the six months ended December 31, 2017. Animal Health, Mineral Nutrition and Performance Products grew $9.1 million, $5.5 million and $4.5 million, respectively.
Animal Health
Net sales of $270.8 million for the six months ended December 31, 2018, increased $9.1 million, or 3%. Net sales of MFAs and other increased $18.4 million, or 11%, driven by continued international volume growth, particularly in the Asia Pacific and Latin America regions. Reduced selling prices in certain countries due to unfavorable exchange rate movements partially offset the international growth. Net sales of domestic MFAs and other were approximately equal to the prior year. Net sales of nutritional specialty products declined by $7.0 million, or 11%, primarily due to volume declines from the continued negative dairy industry conditions and reduced demand from poultry customers. Net sales of vaccines declined $2.4 million, or 7%, due to turbulent economic conditions in certain international countries and the loss of a domestic distribution arrangement; volume growth in other international markets partially offset the reductions.
Mineral Nutrition
Net sales of  $117.2 million for the six months ended December 31, 2018, increased $5.5 million, or 5%. Higher average selling prices were the primary driver of the increased revenue, while volumes were approximately level with the prior year. Our selling prices of mineral nutrition products generally move in direct correlation with the underlying commodity costs.
Performance Products
Net sales of $30.5 million for the six months ended December 31, 2018, increased $4.5 million, or 18%, due to volume growth of copper-based products, coupled with higher average selling prices of certain industrial chemical products.
Gross profit
Gross profit of $134.4 million for the six months ended December 31, 2018, increased $4.1 million, or 3%, as compared to the six months ended December 31, 2017. Gross profit decreased to 32.1% of net sales for the six months ended December 31, 2018, as compared to 32.6% for the six months ended December 31, 2017. Gross profit for the six months ended December 31, 2017 included $1.7 million of acquisition-related cost of goods sold.
Animal Health gross profit increased $3.8 million due to volume growth and favorable unit costs and product mix in MFAs and other, partially offset by volume declines in both the nutritional specialty and vaccine categories and increased vaccine manufacturing costs. Mineral Nutrition gross profit decreased $2.7 million, primarily due to unfavorable product mix and constrained pricing in a competitive environment. Performance Products gross profit increased $1.4 million, primarily due to volume growth. Gross profit increased $1.7 million due to acquisition-related cost of goods sold included in the three months ended December 31, 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of $85.9 million for the six months ended December 31, 2018, increased $1.9 million, or 2%, as compared to the six months ended December 31, 2017. SG&A for the six months ended December 31, 2018, included $1.1 million of stock-based compensation and a $1.5 million benefit from the cancellation of a certain business arrangement. SG&A for the six months ended December 31, 2017, included $0.4 million in acquisition-related transaction costs and $0.9 million in acquisition-related compensation costs. Excluding the effects of these costs, SG&A increased $3.6 million, or 4%.
Animal Health SG&A increased $1.3 million, driven by sales force expansion and increased investments in marketing and product development. Mineral Nutrition and Performance Products SG&A were each little changed from the prior year. Corporate costs increased $2.6 million due to higher business development expenses and professional fees. The stock-based compensation, cancellation of the business arrangement, acquisition-related transaction costs and acquisition-related compensation costs resulted in a $1.7 million reduction in SG&A.
Interest expense, net
Interest expense, net of $5.8 million for the six months ended December 31, 2018, decreased $0.4 million, or 6%, as compared to the six months ended December 31, 2017, primarily due to increased interest earnings on short-term investments.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net were insignificant for the six-month periods ended December 31, 2018 and 2017.

Provision for income taxes
The provision for income taxes was $11.7 million and $17.2 million for the six months ended December 31, 2018 and 2017, respectively. The effective income tax rate was 27.4% and 42.9% for the six months ended December 31, 2018 and 2017, respectively. The provision for income taxes for the six months ended December 31, 2018 included a $0.7 million benefit from an adjustment to the previously recorded mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries and a $0.2 million benefit from the exercise of employee stock options . The effective income tax rate, without these benefits, would have been 29.6% for the six months ended December 31, 2018, including a $0.7 million provision for the U.S. federal Global Intangible Low-Taxed Income (GILTI) aspects of the comprehensive U.S. income tax legislation. The effective income tax rate reflects the statutory 21% U.S. federal income tax rate.
The effective income tax rate for the six months ended December 31, 2017, would have been 28.3% without the discrete items listed below. The provision for income taxes for the six months ended December 31, 2017 included the effects of the Tax Act and other discrete items:
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

•
a $2.4 million net provision from the exercise of employee stock options, including a $0.5 million provision to adjust the benefit recognized in the three months ended September 30, 2017, to the reduced income tax rate.

Net income
Net income of $31.1 million for the six months ended December 31, 2018, increased $8.1 million, as compared to net income of $22.9 million for the six months ended December 31, 2017. Increased operating income of $2.2 million and lower interest expense of $0.4 million resulted in a $2.6 million increase in income before income taxes. The provision for income taxes decreased by $5.5 million, primarily because the six months ended December 31, 2017 included additional expense from the initial application of the comprehensive U.S. income tax legislation and other discrete items.
Adjusted EBITDA
Adjusted EBITDA of  $61.7 million for the six months ended December 31, 2018, decreased $0.9 million, or 1% as compared to the six months ended December 31, 2017. Animal Health Adjusted EBITDA increased $2.9 million, or 4%, due to sales growth and increased gross profit, partially offset by increased SG&A for investments in organization and business development. Mineral Nutrition Adjusted EBITDA decreased $2.7 million, or 29%, due to the effect of unfavorable product mix and constrained pricing in a competitive environment. Performance Products Adjusted EBITDA increased $1.7 million, primarily due to sales growth and increased gross profit. Corporate expenses increased $2.8 million due to higher business development expenses and professional fees.

Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Six Months
For the Periods Ended December 31	2018	2017	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$16,636	$37,093	$(20,457)
Investing activities	(20,928)	(51,567)	30,639
Financing activities	6,874	(1,544)	8,418
Effect of exchange-rate changes on cash and cash equivalents	(414)	120	(534)
Net increase/(decrease) in cash and cash equivalents	$2,168	$(15,898)	$18,066

Certain amounts may reflect rounding adjustments.
Net cash provided (used) by operating activities was comprised of:
	Six Months
For the Periods Ended December 31	2018	2017	Change
	(in thousands)
EBITDA	$62,109	$59,598	$2,511
Adjustments
Stock-based compensation	1,129	—	1,129
Acquisition-related cost of goods sold	—	1,671	(1,671)
Acquisition-related accrued compensation	—	924	(924)
Acquisition-related transaction costs	—	400	(400)
Other, net	(1,506)	—	(1,506)
Foreign currency (gains) losses, net	(18)	2	(20)
Interest paid	(5,874)	(5,595)	(279)
Income taxes paid	(10,490)	(9,708)	(782)
Changes in operating assets and liabilities and other items	(28,714)	(9,799)	(18,915)
Cash used for acquisition-related transaction costs	—	(400)	400
Net cash provided (used) by operating activities	$16,636	$37,093	$(20,457)

Certain amounts may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $16.6 million for the six months ended December 31, 2018. Cash provided by net income and non-cash items, including depreciation and amortization, was partially offset by $28.7 million of cash used in the ordinary course of business for changes in operating assets and liabilities and other items. Increased inventories used $16.3 million of cash due to the timing of sales, purchases and production. Accounts receivable used $8.9 million of cash due to the timing of sales and collections in international regions.
Investing activities
Net cash used in investing activities was $20.9 million for the six months ended December 31, 2018. Capital expenditures were $12.1 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Cash used for business acquisitions was $9.8 million. The use of cash was partially offset by $1.0 million of net proceeds provided by short-term investments.

Financing activities
Net cash provided by financing activities was $6.9 million for the six months ended December 31, 2018. Net borrowings on our Revolver provided $18.0 million. We partially financed an acquisition of a business through the issuance of a $3.8 million short-term note payable. We received $0.3 million from the issuance of common shares related to the exercise of stock options. We paid $8.9 million in dividends to holders of our Class A and Class B common stock. We paid $6.3 million in scheduled debt and other requirements.
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
Certain relevant measures of our liquidity and capital resources follow:
As of	December 31, 2018	June 30, 2018	Change
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$80,336	$79,168	$1,168
Working capital	237,502	205,651	31,851
Ratio of current assets to current liabilities	2.93:1	2.57:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding the current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At December 31, 2018, we had $88.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $4.2 million, leaving $157.8 million available for borrowings and letters of credit.
On February 6, 2019, our Board of Directors declared a cash dividend of  $0.12 per share on each share of our Class A and Class B common stock outstanding on the record date of March 6, 2019, payable on March 27, 2019. The quarterly dividend declared on February 6, 2019 and the quarterly dividend paid in December 2018 represent a 20% increase over the $0.10 per share quarterly dividend declared and paid during previous quarters. We expect to pay future quarterly dividends of $0.12 per share on our Class A and Class B common stock, representing approximately $19.4 million annually, subject to approval from the Board of Directors.
At December 31, 2018, our cash and cash equivalents and short-term investments included $78.1 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Contractual obligations
As of December 31, 2018, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2018.

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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of December 31, 2018, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of the new standard related to revenue recognition. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards” for the changes made to our revenue recognition policy, following the adoption of Financial Accounting Standards Board Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).
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

•
the risk of work stoppages; and

•
other factors as described in “Risk Factors” in Item 1A. of our Annual Report.

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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2018.
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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Phibro Animal Health Corporation
February 6, 2019	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
February 6, 2019	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer