Form 10-Q
period 2019-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2019-05-06
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number: 001-36410

Phibro Animal Health Corporation
(Exact name of registrant as specified in its charter)
Delaware	13-1840497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Glenpointe Centre East, 3rd Floor 300 Frank W. Burr Boulevard, Suite 21 Teaneck, New Jersey (Address of Principal Executive Offices)	07666-6712 (Zip Code)
(201) 329-7300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	PAHC	NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2019, there were 20,287,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Nine Months
For the Periods Ended March 31	2019	2018	2019	2018
	(unaudited) (in thousands, except per share amounts)
Net sales	$205,736	$208,908	$624,112	$608,196
Cost of goods sold	140,864	139,839	424,791	408,826
Gross profit	64,872	69,069	199,321	199,370
Selling, general and administrative expenses	42,304	42,577	128,194	126,553
Operating income	22,568	26,492	71,127	72,817
Interest expense, net	2,931	3,064	8,729	9,232
Foreign currency (gains) losses, net	122	(960)	104	(958)
Income before income taxes	19,515	24,388	62,294	64,543
Provision for income taxes	4,666	4,548	16,383	21,779
Net income	$14,849	$19,840	$45,911	$42,764
Net income per share
basic	$0.37	$0.49	$1.14	$1.07
diluted	$0.37	$0.49	$1.13	$1.06
Weighted average common shares outstanding
basic	40,442	40,254	40,398	40,127
diluted	40,531	40,390	40,519	40,348
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months		Nine Months
For the Periods Ended March 31	2019	2018	2019	2018
	(unaudited) (in thousands)
Net income	$14,849	$19,840	$45,911	$42,764
Change in fair value of derivative instruments	(1,464)	2,330	(3,166)	1,432
Foreign currency translation adjustment	(1,846)	(2,018)	(5,365)	(3,790)
Unrecognized net pension gains (losses)	117	114	349	340
(Provision) benefit for income taxes	336	(609)	701	387
Other comprehensive income (loss)	(2,857)	(183)	(7,481)	(1,631)
Comprehensive income	$11,992	$19,657	$38,430	$41,133

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	March 31, 2019	June 30, 2018
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$35,876	$29,168
Short-term investments	49,000	50,000
Accounts receivable, net	152,968	135,742
Inventories, net	189,878	178,170
Other current assets	24,002	22,381
Total current assets	451,724	415,461
Property, plant and equipment, net	134,654	130,108
Intangibles, net	48,970	51,978
Goodwill	27,348	27,348
Other assets	43,724	46,784
Total assets	$706,420	$671,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$12,560	$12,579
Accounts payable	64,289	59,498
Accrued expenses and other current liabilities	55,687	71,144
Total current liabilities	132,536	143,221
Revolving credit facility	96,000	70,000
Long-term debt	220,667	229,802
Other liabilities	43,498	43,702
Total liabilities	492,701	486,725
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,287,574 and 19,992,204 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively; 30,000,000 Class B shares authorized, 20,166,034 and 20,365,504 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	132,701	129,873
Retained earnings	164,978	131,560
Accumulated other comprehensive income (loss)	(83,964)	(76,483)
Total stockholders’ equity	213,719	184,954
Total liabilities and stockholders’ equity	$706,420	$671,679

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months
For the Periods Ended March 31	2019	2018
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$45,911	$42,764
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	20,407	20,026
Amortization of debt issuance costs and debt discount	662	662
Stock-based compensation	1,694	—
Acquisition-related cost of goods sold	—	1,671
Acquisition-related accrued compensation	—	1,084
Acquisition-related accrued interest	—	795
Deferred income taxes	1,742	8,013
Foreign currency (gains) losses, net	(290)	(1,287)
Other	(804)	721
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(17,924)	296
Inventories, net	(13,471)	(21,729)
Other current assets	(4,111)	(1,767)
Other assets	(147)	73
Accounts payable	4,375	6,784
Accrued expenses and other liabilities	(5,754)	1,793
Net cash provided (used) by operating activities	32,290	59,899
INVESTING ACTIVITIES
Purchases of short-term investments	(28,000)	(45,000)
Maturities of short-term investments	29,000	—
Capital expenditures	(19,774)	(13,019)
Business acquisitions	(9,838)	(15,000)
Other, net	(264)	(1,572)
Net cash provided (used) by investing activities	(28,876)	(74,591)
FINANCING ACTIVITIES
Revolving credit facility borrowings	157,000	165,870
Revolving credit facility repayments	(131,000)	(165,370)
Payments of long-term debt, capital leases and other	(9,504)	(4,819)
Issuance of acquisition note payable	3,775	—
Payment of acquisition note payable	(3,775)	—
Proceeds from common shares issued	1,134	5,292
Dividends paid	(13,738)	(12,037)
Net cash provided (used) by financing activities	3,892	(11,064)
Effect of exchange rate changes on cash	(598)	226
Net increase (decrease) in cash and cash equivalents	6,708	(25,530)
Cash and cash equivalents at beginning of period	29,168	56,083
Cash and cash equivalents at end of period	$35,876	$30,553

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited) (in thousands, except share amounts)
As of June 30, 2018	40,357,708	$4	$—	$129,873	$131,560	$(76,483)	$184,954
Comprehensive income (loss)	—	—	—	—	16,314	(7,195)	9,119
Exercise of stock options	17,860	—	—	211	—	—	211
Dividends declared ($0.10/share)	—	—	—	—	(4,037)	—	(4,037)
Adoption of new revenue standard	—	—	—	—	1,245	—	1,245
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2018	40,375,568	$4	$—	$130,649	$145,082	$(83,678)	$192,057
Comprehensive income (loss)	—	—	—	—	14,748	2,571	17,319
Exercise of stock options	11,000	—	—	130	—	—	130
Dividends declared ($0.12/share)	—	—	—	—	(4,846)	—	(4,846)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2018	40,386,568	$4	$—	$131,343	$154,984	$(81,107)	$205,224
Comprehensive income (loss)	—	—	—	—	14,849	(2,857)	11,992
Exercise of stock options	67,040	—	—	793	—	—	793
Dividends declared ($0.12/share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation	—	—	—	565	—	—	565
As of March 31, 2019	40,453,608	$4	$—	$132,701	$164,978	$(83,964)	$213,719

	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited) (in thousands, except share amounts)
As of June 30, 2017	39,875,968	$4	$—	$123,840	$82,750	$(55,437)	$151,157
Comprehensive income (loss)	—	—	—	—	15,892	2,929	18,821
Exercise of stock options	294,707	—	—	3,486	—	—	3,486
Dividends declared ($0.10/share)	—	—	—	—	(3,989)	—	(3,989)
As of September 30, 2017	40,170,675	$4	$—	$127,326	$94,653	$(52,508)	$169,475
Comprehensive income (loss)	—	—	—	—	7,032	(4,377)	2,655
Exercise of stock options	18,050	—	—	214	—	—	214
Dividends declared ($0.10/share)	—	—	—	—	(4,019)	—	(4,019)
As of December 31, 2017	40,188,725	$4	$—	$127,540	$97,666	$(56,885)	$168,325
Comprehensive income (loss)	—	—	—	—	19,840	(183)	19,657
Exercise of stock options	134,573	—	—	1,592	—	—	1,592
Dividends declared ($0.10/share)	—	—	—	—	(4,029)	—	(4,029)
As of March 31, 2018	40,323,298	$4	$—	$129,132	$113,477	$(57,068)	$185,545

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
The unaudited consolidated financial information for the three and nine months ended March 31, 2019 and 2018, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Annual Report”), filed with the Securities and Exchange Commission on August 27, 2018 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2018, was derived from the audited consolidated financial statements, which include the accounts of Phibro and its consolidated subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), effective July 1, 2018. See “New Accounting Standards” and “Statements of Operations—Additional Information.” As of March 31, 2019, there have been no other material changes to our significant accounting policies
Revenue Recognition
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
	Three Months		Nine Months
For the Periods Ended March 31	2019	2018	2019	2018
Net income	$14,849	$19,840	$45,911	$42,764
Weighted average number of shares – basic	40,442	40,254	40,398	40,127
Dilutive effect of stock options and restricted stock units	89	136	121	221
Weighted average number of shares – diluted	40,531	40,390	40,519	40,348
Net income per share
basic	$0.37	$0.49	$1.14	$1.07
diluted	$0.37	$0.49	$1.13	$1.06
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASU 2016-02, Leases (Topic 842), supersedes the current lease accounting guidance, requires an entity to recognize assets and liabilities for both financing and operating leases on the balance sheet and requires additional qualitative and quantitative disclosures regarding leasing arrangements. This ASU and its amendments are effective for our consolidated financial statements beginning July 1, 2019. The new standard requires a modified retrospective method. We continue to evaluate our lease contracts and accounting policy elections to determine the overall effect of adoption on our consolidated financial statements. The adoption of this guidance will increase the assets and liabilities reported on our consolidated balance sheet.
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
The current year effect of the adoption of the new standard resulted in the following changes to our consolidated balance sheet and consolidated statement of operations:
As of March 31, 2019	Effect of adoption	As reported
Other current assets	$163	$24,002
Other assets	175	43,724
Other liabilities	(162)	43,498
Retained earnings	$500	$164,978
	Three Months		Nine Months
For the Periods Ended March 31, 2019	Effect of adoption	As reported	Effect of adoption	As reported
Net sales	$198	$205,736	$595	$624,112
Provision for income taxes	32	4,666	95	16,383
Net income	$166	$14,849	$500	$45,911
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our revenues disaggregated by major product category and geographic region:
Net Sales by Product Type
	Three Months		Nine Months
For the Periods Ended March 31	2019	2018	2019	2018
Animal Health
MFAs and other	$84,095	$82,935	$264,153	$244,556
Nutritional specialties	28,227	31,366	84,657	94,766
Vaccines	16,867	18,009	51,130	54,674
Total Animal Health	$129,189	$132,310	$399,940	$393,996
Mineral Nutrition	60,653	62,938	177,810	174,627
Performance Products	15,894	13,660	46,362	39,573
Total	$205,736	$208,908	$624,112	$608,196

Net Sales by Region
	Three Months		Nine Months
For the Periods Ended March 31	2019	2018	2019	2018
United States	$122,858	$131,879	$363,580	$370,263
Latin America and Canada	31,225	32,402	110,184	102,747
Europe, Middle East and Africa	27,301	28,991	78,294	82,925
Asia Pacific	24,352	15,636	72,054	52,261
Total	$205,736	$208,908	$624,112	$608,196

Net sales by region are based on country of destination.
Total deferred revenue was $5,650 and $4,530 as of March 31, 2019 and June 30, 2018, respectively. Accrued expenses and other current liabilities included $927 and $508 of the total deferred revenue as of March 31, 2019 and June 30, 2018, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand alone sales prices of the individual products or services.
Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 to 70 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense and Depreciation and amortization
	Three Months		Nine Months
For the Periods Ended March 31	2019	2018	2019	2018
Interest expense, net
Term loan	$2,077	$2,071	$6,391	$6,214
Revolving credit facility	1,022	666	2,689	2,086
Amortization of debt issuance costs and debt discount	221	221	662	662
Acquisition-related accrued interest	—	290	—	795
Other	99	45	382	286
Interest expense	3,419	3,293	10,124	10,043
Interest (income)	(488)	(229)	(1,395)	(811)
	$2,931	$3,064	$8,729	$9,232
Depreciation and amortization
Depreciation of property, plant and equipment	$5,324	$5,261	$15,820	$15,666
Amortization of intangible assets	1,538	1,477	4,550	4,323
Amortization of other assets	13	13	37	37
	$6,875	$6,751	$20,407	$20,026

4.
Balance Sheets—Additional Information

As of	March 31, 2019	June 30, 2018
Inventories
Raw materials	$71,895	$62,373
Work-in-process	11,565	14,731
Finished goods	106,418	101,066
	$189,878	$178,170

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,222 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	March 31, 2019	June 30, 2018
Accrued expenses and other current liabilities
Employee related	$20,971	$27,333
Commissions and rebates	8,342	7,341
Insurance-related	1,031	1,168
Professional fees	5,535	4,350
Income and other taxes	4,822	3,610
Acquisition-related consideration	70	12,845
Other	14,916	14,497
	$55,687	$71,144

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
As of	March 31, 2019	June 30, 2018
Accumulated other comprehensive income (loss)
Derivative instruments	$1,820	$4,986
Foreign currency translation adjustment	(72,463)	(67,098)
Unrecognized net pension gains (losses)	(17,864)	(18,213)
(Provision) benefit for income taxes on derivative instruments	(453)	(1,241)
(Provision) benefit for income taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(3,170)	(3,083)
	$(83,964)	$(76,483)

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
The Credit Facilities require, among other things, the maintenance of  (i) a maximum First Lien Net Leverage Ratio and (ii) a minimum consolidated interest coverage ratio, each calculated on a trailing four quarter basis, and contain an acceleration clause should an event of default (as defined in the agreement governing the Credit Facilities) occur. As of March 31, 2019, we were in compliance with the covenants of the Credit Facilities.
As of March 31, 2019, we had $96,000 in borrowings under the Revolver and had outstanding letters of credit of  $3,259, leaving $150,741 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are one year or less.
As of March 31, 2019, the interest rates for the Revolver and the Term A Loan were 3.99% and 3.61%, respectively. The weighted-average interest rates for the outstanding revolving credit facilities were 3.82% and 3.07% for the nine months ended March 31, 2019 and 2018, respectively. The weighted-average interest rates for the term loans were 3.50% and 3.32% for the nine months ended March 31, 2019 and 2018, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt
As of	March 31, 2019	June 30, 2018
Term A Loan due June 2022	$234,375	$243,750
Capitalized lease obligations	60	118
	234,435	243,868
Unamortized debt issuance costs and debt discount	(1,208)	(1,487)
	233,227	242,381
Less: current maturities	(12,560)	(12,579)
	$220,667	$229,802

6.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $392 and $367 during the three months ended March 31, 2019 and 2018, respectively, and $1,605 and $1,496 during the nine months ended March 31, 2019 and 2018, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
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
We have elected to record Global Intangible Low-Taxed Income (GILTI) aspects of the comprehensive U.S. income tax legislation as a current period expense. The provision for income taxes for the three and nine months ended March 31, 2019, included $118 and $790 of expense, respectively, from the effects of GILTI.
During the three months and nine months ended March 31, 2019, we updated our accounting for the Tax Act and recorded a benefit in the provision for income taxes of  $216 and $360, respectively, related to the previously recorded one-time mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries. We also recorded a benefit in the provision for income taxes of  $461 and $1,032, respectively, as a result of retroactive elections made on certain of our foreign tax credits.
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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $6,077 and $6,833 at March 31, 2019 and June 30, 2018, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
The following table summarizes the outstanding derivatives that are designated and effective as cash flow hedges as of March 31, 2019:
Instrument	Hedge	Notional Amount at March 31, 2019	Consolidated Balance Sheet	Fair value as of
				March 31, 2019	June 30, 2018
Options	Brazilian Real calls	R$55,500	(1)	$395	$71
Options	Brazilian Real puts	R$55,500	(1)	$(87)	$—
Swap	Interest rate swap	$150,000	Other assets	$1,537	$5,078

(1)
We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. The net fair values of  $308 and $71 were included in other current assets as of March 31, 2019 and June 30, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the three and nine months ended March 31, 2019 and 2018.
For the Three Months Ended March 31
Instrument	Hedge	Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		2019	2018	Consolidated Statement of Operations	2019	2018	2019	2018
Options	Brazilian Real puts and calls	$(30)	$—	Cost of goods sold	$(5)	$777	$140,864	$139,839
Swap	Interest rate swap	$(1,434)	$2,330	Interest expense, net	$—	$—	$2,931	$3,064
For the Nine Months Ended March 31
Instrument	Hedge	Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
		2019	2018	Consolidated Statement of Operations	2019	2018	2019	2018
Options	Brazilian Real puts and calls	$374	$(2,686)	Cost of goods sold	$1,079	$1,480	$424,791	$408,826
Swap	Interest rate swap	$(3,540)	$4,118	Interest expense, net	$—	$—	$8,729	$9,232
We recognize gains (losses) related to these foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized net gains of  $1,084 related to matured contracts were recorded as a component of inventory as of June 30, 2018 and were fully recognized as an offset to costs of goods sold during the three months ended September 30, 2018.
10.
Fair Value Measurements

Short-term investments
As of March 31, 2019, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.
Derivatives
We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments, such as spot and forward currency translation rates, and interest rate curves.
Fair Value of Assets (Liabilities)
As of	March 31, 2019		June 30, 2018
	Level 1	Level 2	Level 1	Level 2
Short-term investments	$49,000	$—	$50,000	$—
Derivatives asset (liability)	$—	$308	$—	$71
Interest rate swap	$—	$1,537	$—	$5,078
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months		Nine Months
For the Periods Ended March 31	2019	2018	2019	2018
Net sales
Animal Health	$129,189	$132,310	$399,940	$393,996
Mineral Nutrition	60,653	62,938	177,810	174,627
Performance Products	15,894	13,660	46,362	39,573
Total segments	$205,736	$208,908	$624,112	$608,196
Depreciation and amortization
Animal Health	$5,571	$5,359	$16,420	$15,878
Mineral Nutrition	592	584	1,805	1,753
Performance Products	273	277	825	782
Total segments	$6,436	$6,220	$19,050	$18,413
Adjusted EBITDA
Animal Health	$33,241	$36,292	$104,882	$105,070
Mineral Nutrition	5,287	5,375	11,934	14,705
Performance Products	1,330	386	3,560	898
Total segments	$39,858	$42,053	$120,376	$120,673

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2019	2018	2019	2018
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$19,515	$24,388	$62,294	$64,543
Interest expense, net	2,931	3,064	8,729	9,232
Depreciation and amortization – Total segments	6,436	6,220	19,050	18,413
Depreciation and amortization – Corporate	439	531	1,357	1,613
Corporate costs	9,850	8,650	28,654	24,675
Stock-based compensation	565	—	1,694	—
Acquisition-related cost of goods sold	—	—	—	1,671
Acquisition-related accrued compensation	—	160	—	1,084
Acquisition-related transaction costs	—	—	—	400
Foreign currency (gains) losses, net	122	(960)	104	(958)
Other	—	—	(1,506)	—
Adjusted EBITDA – Total segments	$39,858	$42,053	$120,376	$120,673

As of	March 31, 2019	June 30, 2018
Identifiable assets
Animal Health	$487,815	$455,704
Mineral Nutrition	72,373	69,779
Performance Products	30,682	24,040
Total segments	590,870	549,523
Corporate	115,550	122,156
Total	$706,420	$671,679

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,222 and $3,432 as of March 31, 2019 and June 30, 2018, respectively. The Performance Products segment includes an investment in an equity method investee of  $706 and $437 as of March 31, 2019 and June 30, 2018, respectively. Corporate assets include cash and cash equivalents, short-term investments, certain debt issuance costs, income tax related assets and certain other assets.

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

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Nine Months
For the Periods Ended March 31	2019	2018	Change		2019	2018	Change
	(in thousands, except per share amounts and percentages)
Net sales	$205,736	$208,908	$(3,172)	(2)%	$624,112	$608,196	$15,916	3%
Gross profit	64,872	69,069	(4,197)	(6)%	199,321	199,370	(49)	(0)%
Selling, general and administrative expenses	42,304	42,577	(273)	(1)%	128,194	126,553	1,641	1%
Operating income	22,568	26,492	(3,924)	(15)%	71,127	72,817	(1,690)	(2)%
Interest expense, net	2,931	3,064	(133)	(4)%	8,729	9,232	(503)	(5)%
Foreign currency (gains) losses, net	122	(960)	1,082	*	104	(958)	1,062	*
Income before income taxes	19,515	24,388	(4,873)	(20)%	62,294	64,543	(2,249)	(3)%
Provision for income taxes	4,666	4,548	118	3%	16,383	21,779	(5,396)	(25)%
Net income	$14,849	$19,840	$(4,991)	(25)%	$45,911	$42,764	$3,147	7%
Net income per share
basic	$0.37	$0.49	$(0.12)		$1.14	$1.07	$0.07
diluted	$0.37	$0.49	$(0.12)		$1.13	$1.06	$0.07
Weighted average number of shares outstanding
basic	40,442	40,254			40,398	40,127
diluted	40,531	40,390			40,519	40,348
Ratio to net sales
Gross profit	31.5%	33.1%			31.9%	32.8%
Selling, general and administrative expenses	20.6%	20.4%			20.5%	20.8%
Operating income	11.0%	12.7%			11.4%	12.0%
Income before income taxes	9.5%	11.7%			10.0%	10.6%
Net income	7.2%	9.5%			7.4%	7.0%
Effective tax rate	23.9%	18.6%			26.3%	33.7%

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
Segment net sales and Adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2019	2018	Change		2019	2018	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$84,095	$82,935	$1,160	1%	$264,153	$244,556	$19,597	8%
Nutritional specialties	28,227	31,366	(3,139)	(10)%	84,657	94,766	(10,109)	(11)%
Vaccines	16,867	18,009	(1,142)	(6)%	51,130	54,674	(3,544)	(6)%
Animal Health	129,189	132,310	(3,121)	(2)%	399,940	393,996	5,944	2%
Mineral Nutrition	60,653	62,938	(2,285)	(4)%	177,810	174,627	3,183	2%
Performance Products	15,894	13,660	2,234	16%	46,362	39,573	6,789	17%
Total	$205,736	$208,908	$(3,172)	(2)%	$624,112	$608,196	$15,916	3%
Adjusted EBITDA
Animal Health	$33,241	$36,292	$(3,051)	(8)%	$104,882	$105,070	$(188)	(0)%
Mineral Nutrition	5,287	5,375	(88)	(2)%	11,934	14,705	(2,771)	(19)%
Performance Products	1,330	386	944	245%	3,560	898	2,662	296%
Corporate	(9,850)	(8,650)	(1,200)	*	(28,654)	(24,675)	(3,979)	*
Total	$30,008	$33,403	$(3,395)	(10)%	$91,722	$95,998	$(4,276)	(4)%
Adjusted EBITDA ratio to segment net sales
Animal Health	25.7%	27.4%			26.2%	26.7%
Mineral Nutrition	8.7%	8.5%			6.7%	8.4%
Performance Products	8.4%	2.8%			7.7%	2.3%
Corporate(1)	(4.8)%	(4.1)%			(4.6)%	(4.1)%
Total(1)	14.6%	16.0%			14.7%	15.8%

(1)
reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months				Nine Months
For the Periods Ended March 31	2019	2018	Change		2019	2018	Change
	(in thousands, except percentages)
Net income	$14,849	$19,840	$(4,991)	(25)%	$45,911	$42,764	$3,147	7%
Interest expense, net	2,931	3,064	(133)	(4)%	8,729	9,232	(503)	(5)%
Provision for income taxes	4,666	4,548	118	3%	16,383	21,779	(5,396)	(25)%
Depreciation and amortization	6,875	6,751	124	2%	20,407	20,026	381	2%
EBITDA	29,321	34,203	(4,882)	(14)%	91,430	93,801	(2,371)	(3)%
Stock-based compensation	565	—	565	*	1,694	—	1,694	*
Acquisition-related cost of goods sold	—	—	—	*	—	1,671	(1,671)	*
Acquisition-related accrued compensation	—	160	(160)	*	—	1,084	(1,084)	*
Acquisition-related transaction costs	—	—	—	*	—	400	(400)	*
Other, net	—	—	—	*	(1,506)	—	(1,506)	*
Foreign currency (gains) losses, net	122	(960)	1,082	*	104	(958)	1,062	*
Adjusted EBITDA	$30,008	$33,403	$(3,395)	(10)%	$91,722	$95,998	$(4,276)	(4)%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of three months ended March 31, 2019 and 2018
Net sales
Net sales of  $205.7 million for the three months ended March 31, 2019, decreased $3.2 million, or 2%, as compared to the three months ended March 31, 2018. Animal Health and Mineral Nutrition declined $3.1 million and $2.3 million, respectively, while Performance Products grew $2.2 million.
Animal Health
Net sales of  $129.2 million for the three months ended March 31, 2019, decreased $3.1 million, or 2%. Net sales of MFAs and other increased $1.2 million, or 1%, due to increased international volumes, particularly in the Asia Pacific and Latin America regions, partially offset by lower domestic demand from the poultry and swine sectors. Net sales of nutritional specialty products declined by $3.1 million, or 10%, due to volume declines from continued negative dairy industry conditions and reduced demand from poultry customers. Net sales of vaccines declined $1.1 million, or 6%, due to the loss of a domestic distribution arrangement and turbulent economic conditions in certain international countries; volume growth in other international markets partially offset the reductions.
Mineral Nutrition
Net sales of  $60.7 million for the three months ended March 31, 2019, decreased $2.3 million, or 4%, on reduced volumes. A modest increase in overall selling prices contributed to the net sales increase and partially offset the volume decline. Our selling prices of mineral nutrition products generally move in direct correlation with the underlying commodity costs.
Performance Products
Net sales of  $15.9 million for the three months ended March 31, 2019, increased $2.2 million, or 16%, due to volume growth of personal care products.

Gross profit
Gross profit of  $64.9 million for the three months ended March 31, 2019, decreased $4.2 million, or 6%, as compared to the three months ended March 31, 2018. Gross profit decreased to 31.5% of net sales for the three months ended March 31, 2019, as compared to 33.1% for the three months ended March 31, 2018.
Animal Health gross profit decreased $4.5 million due to volume declines in nutritional specialty and vaccine products and unfavorable product mix. Mineral Nutrition gross profit decreased $0.6 million, primarily due to lower volumes. Performance Products gross profit increased $0.9 million, primarily due to volume growth, favorable product mix and improved manufacturing efficiencies.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of  $42.3 million for the three months ended March 31, 2019, decreased $0.3 million as compared to the three months ended March 31, 2018. SG&A for the three months ended March 31, 2019, included $0.6 million of stock-based compensation. SG&A for the three months ended March 31, 2018, included $0.2 million in acquisition-related compensation costs.
Animal Health and Mineral Nutrition SG&A declined $1.3 million and $0.5 million, respectively, primarily due to close control of spending and a reduction in incentive compensation. Performance Products SG&A was even with the prior year. Corporate costs increased $1.1 million due to increased business development expenses and public company costs associated with strengthening and testing of controls over financial reporting, partially offset by reduced incentive compensation. Stock-based compensation and acquisition-related compensation costs resulted in a net $0.4 million increase in SG&A.
Interest expense, net
Interest expense, net of  $2.9 million for the three months ended March 31, 2019, decreased $0.1 million as compared to the three months ended March 31, 2018. Improved earnings on short-term investments and the termination of acquisition-related accrued interest offset increased interest expense resulting from increased debt levels and increased variable interest rates.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended March 31, 2019, amounted to net losses of  $0.1 million, as compared to $1.0 million in net gains for the three months ended March 31, 2018. Foreign currency gains and losses primarily arose from cash and intercompany balances.
Provision for income taxes
The provision for income taxes was $4.7 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate was 23.9% and 18.6% for the three months ended March 31, 2019 and 2018, respectively. The provision for income taxes for the three months ended March 31, 2019 included a $0. 1 million charge for the U.S. federal GILTI provisions of the comprehensive U.S. income tax legislation. The provision for income taxes for the three months ended March 31, 2019 included a $0.5 million benefit from increased foreign tax credits, a $0.2 million benefit from an adjustment to the previously recorded mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries and a $0.1 million benefit from the exercise of employee stock options. The effective income tax rate, without these benefits, would have been 27.8% for the three months ended March 31, 2019. The effective income tax rate reflects the statutory 21% U.S. federal income tax rate.
The provision for income taxes for the three months ended March 31, 2018 included a $1.0 million benefit from the exercise of employee stock options and a $0.8 million benefit from the release of unrecognized tax amounts. The effective income tax rate, without these benefits, would have been 26.0% for the three months ended March 31, 2018. The effective income tax rate reflected the statutory 28.1% U.S. federal income tax rate applicable to our fiscal year 2018.

Net income
Net income of  $14.8 million for the three months ended March 31, 2019, decreased $5.0 million, as compared to net income of  $19.8 million for the three months ended March 31, 2018. A $4.2 million reduction in gross profit due to reduced volumes and unfavorable product mix was the principal reason for the decline. An increased effective tax rate also contributed to the decline.
Adjusted EBITDA
Adjusted EBITDA of  $30.0 million for the three months ended March 31, 2019, decreased $3.4 million or 10%, as compared to the three months ended March 31, 2018. Animal Health Adjusted EBITDA decreased $3.1 million, or 8%, due to a gross profit decline, partially offset by reduced SG&A. Mineral Nutrition Adjusted EBITDA declined $0.1 million. Performance Products Adjusted EBITDA increased $0.9 million, driven by sales growth and favorable gross profit. Corporate expenses increased $1.2 million due to increased business development expenses and public company costs associated with strengthening and testing controls over financial reporting.
Comparison of nine months ended March 31, 2019 and 2018
Net sales
Net sales of  $624.1 million for the nine months ended March 31, 2019, increased $15.9 million, or 3%, as compared to the nine months ended March 31, 2018. Animal Health, Mineral Nutrition and Performance Products grew $5.9 million, $3.2 million and $6.8 million, respectively.
Animal Health
Net sales of  $399.9 million for the nine months ended March 31, 2019, increased $5.9 million, or 2%. Net sales of MFAs and other increased $19.6 million, or 8%, driven by continued international volume growth, particularly in the Asia Pacific and Latin America regions, partially offset by lower domestic demand from the poultry and swine sectors. Net sales of nutritional specialty products declined by $10.1 million, or 11%, primarily due to volume declines from the continued negative dairy industry conditions and reduced demand from poultry customers. Net sales of vaccines declined $3.5 million, or 6%, due to turbulent economic conditions in certain international countries and the loss of a domestic distribution arrangement; volume growth in other international markets partially offset the reductions.
Mineral Nutrition
Net sales of  $177.8 million for the nine months ended March 31, 2019, increased $3.2 million, or 2%. Higher average selling prices were the primary driver of the increased revenue; volumes were approximately even with the prior year. Our selling prices of mineral nutrition products generally move in direct correlation with the underlying commodity costs.
Performance Products
Net sales of  $46.4 million for the nine months ended March 31, 2019, increased $6.8 million, or 17%, due to volume growth of copper-based and personal care products.
Gross profit
Gross profit of  $199.3 million for the nine months ended March 31, 2019 was approximately even with the nine months ended March 31, 2018. As a percentage of net sales, gross profit declined to 31.9% for the nine months ended March 31, 2019 as compared to 32.8% for the nine months ended March 31, 2018.
Animal Health gross profit decreased $0.7 million as international volume growth and favorable product mix in MFAs and other were more than offset by volume declines in the nutritional specialty and vaccine categories. Mineral Nutrition gross profit decreased $3.4 million, primarily due to unfavorable product mix and constrained pricing in a competitive environment. Performance Products gross profit increased $2.3 million, primarily due to volume growth and manufacturing cost efficiencies. Gross profit for the nine months ended March 31, 2018 included $1.7 million of acquisition-related cost of goods sold.

Selling, general and administrative expenses
SG&A of  $128.2 million for the nine months ended March 31, 2019, increased $1.6 million, or 1%, as compared to the nine months ended March 31, 2018. SG&A for the nine months ended March 31, 2019, included $1.7 million of stock-based compensation and a $1.5 million benefit from the cancellation of a certain business arrangement. SG&A for the nine months ended March 31, 2018, included $1.1 million in acquisition-related compensation costs and $0.4 million in acquisition-related transaction costs. Excluding the effects of these costs, SG&A increased $2.9 million, or 2%.
Animal Health SG&A was approximately level with the prior year. Increased costs related to sales force expansion and increased investments in marketing and product development were offset by close control of other spending and a reduction in incentive compensation. Mineral Nutrition SG&A declined by $0.5 million on spending control. Performance Products SG&A declined $0.3 million. Corporate costs increased $3.7 million, primarily due to increased business development expenses and public company costs associated with strengthening and testing of controls over financial reporting. The stock-based compensation, cancellation of the business arrangement, acquisition-related compensation costs and acquisition-related transaction costs resulted in a net $1.3 million reduction in SG&A.
Interest expense, net
Interest expense, net of  $8.7 million for the nine months ended March 31, 2019, decreased $0.5 million, or 5%, as compared to the nine months ended March 31, 2018. Improved earnings on short-term investments and the termination of acquisition-related accrued interest offset increased interest expense resulting from increased debt levels and increased variable interest rates.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the nine months ended March 31, 2019, amounted to net losses of  $0.1 million, as compared to $1.0 million in net gains for the nine months ended March 31, 2018. Foreign currency gains and losses primarily arose from cash and intercompany balances.
Provision for income taxes
The provision for income taxes was $16.4 million and $21.8 million for the nine months ended March 31, 2019 and 2018, respectively. The effective income tax rate was 26.3% and 33.7% for the nine months ended March 31, 2019 and 2018, respectively. The provision for income taxes for the nine months ended March 31, 2019 included a $0.8 million charge for the U.S. federal GILTI provisions of the comprehensive U.S. income tax legislation. The provision for income taxes for the nine months ended March 31, 2019 included a $1.0 benefit from increased foreign tax credits, a $0.4 million benefit from adjustments to the previously recorded mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries and a $0.3 million benefit from the exercise of employee stock options. The effective income tax rate for the nine months ended March 31, 2019, would have been 29.0%, excluding these benefits. The effective income tax rate reflects the statutory 21% U.S. federal income tax rate.
The effective income tax rate for the nine months ended March 31, 2018, would have been 27.4%, excluding the items listed below. This effective rate for the nine months ended March 31, 2018, reflected the statutory 28.1% U.S. federal income tax rate applicable to our fiscal year 2018. The provision for income taxes for the nine months ended March 31, 2018 included certain income tax items as follows:
•
$3.4 million benefit from the exercise of employee stock options;

•
$0.8 million benefit from the release of unrecognized tax benefits;

•
$4.2 million provision to reflect the mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries;

•
$2.5 million provision for the remeasurement of deferred tax assets and liabilities to reflect the reduced income tax rate;

•
$1.0 million provision for the remeasurement of deferred tax assets to reflect a reduced income tax rate in certain international jurisdictions; and,

•
$0.5 million provision to eliminate the income taxes remaining in AOCI after all related foreign currency derivatives had matured and were completely cleared from AOCI.

Net income
Net income of  $45.9 million for the nine months ended March 31, 2019, increased $3.1 million, as compared to net income of  $42.8 million for the nine months ended March 31, 2018. Decreased income tax expense of  $5.4 million was partially offset by lower operating income of  $1.7 million. The nine months ended March 31, 2018 included additional income tax expense from the initial application of the comprehensive U.S. income tax legislation and certain other items. Foreign currency movements resulted in a reduction of foreign currency gains of  $1.1 million. Increased interest income from short-term investments contributed to a $0.5 million reduction in interest expense, net.
Adjusted EBITDA
Adjusted EBITDA of  $91.7 million for the nine months ended March 31, 2019, decreased $4.3 million, or 4%, as compared to the nine months ended March 31, 2018. Animal Health Adjusted EBITDA declined $0.2 million compared to the prior year. International volume growth and favorable unit costs and product mix in MFAs and other were offset by volume declines in the nutritional specialty and vaccine categories. Investments in organization and business development were offset by close control of other spending and a reduction in incentive compensation. Mineral Nutrition Adjusted EBITDA decreased $2.8 million, or 19%, due to the effect of unfavorable product mix and constrained pricing in a competitive environment. Performance Products Adjusted EBITDA increased $2.7 million, primarily due to sales volume growth, favorable product mix and manufacturing efficiencies. Corporate expenses increased $4.0 million due to increased business development expenses and public company costs associated with strengthening and testing of controls over financial reporting.
Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Nine Months
For the Periods Ended March 31	2019	2018	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$32,290	$59,899	$(27,609)
Investing activities	(28,876)	(74,591)	45,715
Financing activities	3,892	(11,064)	14,956
Effect of exchange-rate changes on cash and cash equivalents	(598)	226	(824)
Net increase/(decrease) in cash and cash equivalents	$6,708	$(25,530)	$32,238

Certain amounts may reflect rounding adjustments.

Net cash provided (used) by operating activities was comprised of:
	Nine Months
For the Periods Ended March 31	2019	2018	Change
	(in thousands)
EBITDA	$91,430	$93,801	$(2,371)
Adjustments
Stock-based compensation	1,694	—	1,694
Acquisition-related cost of goods sold	—	1,671	(1,671)
Acquisition-related accrued compensation	—	1,084	(1,084)
Acquisition-related transaction costs	—	400	(400)
Other, net	(1,506)	—	(1,506)
Foreign currency (gains) losses, net	104	(958)	1,062
Interest paid	(9,086)	(8,394)	(692)
Income taxes paid	(13,169)	(11,601)	(1,568)
Changes in operating assets and liabilities and other items	(37,177)	(15,704)	(21,473)
Cash used for acquisition-related transaction costs	—	(400)	400
Net cash provided (used) by operating activities	$32,290	$59,899	$(27,609)

Certain amounts may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $32.3 million for the nine months ended March 31, 2019. Cash provided by net income and non-cash items, including depreciation and amortization, was partially offset by $37.2 million of cash used in the ordinary course of business for changes in operating assets and liabilities and other items. Accounts receivable used $17.9 million of cash due to the timing of sales and collections in international regions. Increased inventories used $13.5 million of cash due to the timing of sales, purchases and production. Prepaid expenses and other current assets used $4.1 million of cash due to the timing of payments.
Investing activities
Net cash used in investing activities was $28.9 million for the nine months ended March 31, 2019. Capital expenditures were $19.8 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. Cash used for business acquisitions was $9.8 million. The use of cash was partially offset by $1.0 million of net proceeds provided by short-term investments.
Financing activities
Net cash provided by financing activities was $3.9 million for the nine months ended March 31, 2019. Net borrowings on our Revolver provided $26.0 million. We received $1.1 million from the issuance of common shares related to the exercise of stock options. We paid $13.7 million in dividends to holders of our Class A and Class B common stock. We paid $9.5 million in scheduled debt and other requirements.
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
Certain relevant measures of our liquidity and capital resources follow:
As of	March 31, 2019	June 30, 2018	Change
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$84,876	$79,168	$5,708
Working capital	246,872	205,651	41,221
Ratio of current assets to current liabilities	3.06:1	2.57:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding the current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At March 31, 2019, we had $96.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $3.3 million, leaving $150.7 million available for borrowings and letters of credit.
On May 6, 2019, our Board of Directors declared a cash dividend of  $0.12 per share on each share of our Class A and Class B common stock outstanding on the record date of June 5, 2019, payable on June 26, 2019. We expect to pay future quarterly dividends of  $0.12 per share on our Class A and Class B common stock, representing approximately $19.4 million annually, subject to approval from the Board of Directors.
At March 31, 2019, our cash and cash equivalents and short-term investments included $80.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Contractual obligations
As of March 31, 2019, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2018.
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the

Annual Report. As of March 31, 2019, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of the new standard related to revenue recognition. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards” for the changes made to our revenue recognition policy, following the adoption of Financial Accounting Standards Board Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2018.
Material Weakness Remediation Efforts
We continue to make further progress in implementing a broad range of changes to strengthen our internal control over financial reporting and to remediate the material weaknesses that existed as of June 30, 2018. Our actions to address material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, appropriately authorized and approved. Also, our efforts to ensure maintenance of the appropriate level of segregation of duties includes restricting access to key financial systems and records to appropriate users. We continue to make improvements by reducing the number of segregation of duties conflicts and continue to evaluate the extent it is necessary to limit access and modify responsibilities of certain personnel, as well as designing and implementing additional user access controls and compensating controls. During the three months ended March 31, 2019, we completed a gap analysis of our key controls. In completing this analysis, we identified areas where new controls were needed and enhancements to existing controls, policies and procedures need to be made. Through this analysis, we have developed a workplan for remediation of our material weaknesses. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
As described in the “Material Weakness Remediation Efforts” section, there were changes during the three months ended March 31 2019, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Phibro Animal Health Corporation
May 6, 2019	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
May 6, 2019	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer