Form 10-K
period 2019-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2019-08-27
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $648,379,497 as of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the Nasdaq Stock Market. The registrant has no non-voting common stock.
As of August 20, 2019, there were 20,287,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on November 4, 2019 (hereinafter referred to as the “2019 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2019.

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

Trademarks, Service Marks and Trade Names
The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: AB20®; Animate®; Aviax®; Aviax Plus™; Avi-Carb®; Banminth®; Bloat Guard®; Boviprol™; Cellerate Yeast Solutions®; Cerdimix™; Cerditac™; Chromax®; Coxistac™; Emulsigen®; Eskalin™; Gemstone®; Lactrol®; Magni-Phi®; MB-1™; Mecadox®; MJPRRS®; MVP Adjuvants®; Neo-Terramycin®; Neo-TM™; Nicarb®; Nicarmix®; OmniGen-AF®; pHi-Tech™; Posistac™; Procreatin 7®; Provia Prime™; Rumatel®; Safmannan®; Stafac®; TAbic®; Tailor Made®; Terramycin®; TM-50®; TM-100™; V.H.®; and, V-Max®.

PART I
Item 1.
Business

Overview
Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We strive to be a trusted partner with livestock producers, veterinarians and farmers by providing solutions to help them maintain and enhance the health of their animals and produce healthy, affordable food while using fewer natural resources. We sell more than 1,500 product presentations in over 75 countries to approximately 3,500 customers. We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and contribute to balanced mineral nutrition. We sell animal health and mineral nutrition products either directly to integrated poultry, swine and cattle integrators or through commercial animal feed manufacturers, wholesalers and distributors.
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

We have focused our efforts in regions where the majority of livestock production is consolidated in large commercial farms. We believe we are well positioned to grow our sales with our established network of sales, marketing and distribution professionals in markets in North America, Latin America, Asia Pacific, Europe and Africa.
We are investing resources to develop future products for the companion animal sector. Our business is currently concentrated in the livestock sector.
In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We sell performance products directly to customers in the aforementioned industries.
Our Class A common stock trades on the Nasdaq Stock Market (“Nasdaq”) under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. We are a Delaware corporation.
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
Business Segments
We manage our business in three segments—Animal Health, Mineral Nutrition and Performance Products—each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:
	Segments			Change				Percentage of total
For the Year Ended June 30	2019	2018	2017	2019/2018		2018/2017		2019	2018	2017
	($ in millions)
Animal Health	$532	$532	$498	$0	0%	$34	7%	64%	65%	65%
Mineral Nutrition	234	235	218	(1)	(0)%	17	8%	28%	29%	29%
Performance Products	62	53	48	9	17%	5	11%	8%	7%	6%
Total	$828	$820	$764	$8	1%	$56	7%

	Species			Change				Percentage of total
For the Year Ended June 30	2019	2018	2017	2019/2018		2018/2017		2019	2018	2017
	($ in millions)
Poultry	$316	$321	$301	$(5)	(2)%	$20	7%	38%	39%	39%
Dairy	170	177	157	(7)	(4)%	20	13%	21%	22%	21%
Cattle	88	80	76	8	10%	4	5%	11%	10%	10%
Swine	101	100	93	1	1%	7	8%	12%	12%	12%
Other(1)	153	142	137	11	8%	5	4%	18%	17%	18%
Total	$828	$820	$764	$8	1%	$56	7%

	Regions(2)			Change				Percentage of total
For the Year Ended June 30	2019	2018	2017	2019/2018		2018/2017		2019	2018	2017
	($ in millions)
United States	$481	$491	$484	$(10)	(2)%	$7	1%	58%	60%	63%
Latin America and Canada	152	143	113	9	6%	30	27%	18%	17%	15%
Europe, Middle East and Africa	105	110	96	(5)	(5)%	14	15%	13%	13%	13%
Asia Pacific	90	76	71	14	18%	5	7%	11%	9%	9%
Total	$828	$820	$764	$8	1%	$56	7%

(1)
Other includes sales related to: Performance Products customers; the ethanol industry; aquaculture and other minor species; adjuvants for animal vaccine manufacturers; and Mineral Nutrition pet food manufacturers, plant nutrition and other customers.

(2)
Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.
Adjusted EBITDA by segment was:
	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2019	2018	2017	2019/2018		2018/2017		2019	2018	2017
	($ in millions)
Animal Health	$136	$142	$130	$(6)	(4)%	$12	9%	87%	87%	87%
Mineral Nutrition	16	19	17	(3)	(15)%	1	7%	10%	11%	12%
Performance Products	5	2	2	3	151%	(0)	(9)%	3%	1%	1%
Corporate	(38)	(33)	(30)	(5)	*	(4)	*
Total	$118	$129	$120	$(11)	(8)%	$9	7%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations General description of non-GAAP financial measures” for description of Adjusted EBITDA.

(2)
Before unallocated corporate costs

Certain amounts and percentages may reflect rounding adjustments.
Net identifiable assets by segment were:
	Net Identifiable Assets			Change				Percentage of total
As of June 30	2019	2018	2017	2019/2018		2018/2017		2019	2018	2017
	($ in millions)
Animal Health	$509	$456	$442	$53	12%	$14	3%	70%	68%	71%
Mineral Nutrition	68	70	55	(2)	(3)%	15	26%	9%	10%	9%
Performance Products	33	24	24	9	37%	0	1%	5%	4%	4%
Corporate	117	122	102	(5)	(4)%	20	20%	16%	18%	16%
Total	$727	$672	$623	$54	8%	$49	8%

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

•
nutritional specialty products, which enhance nutrition to help improve health and performance (nutritional specialties); and

•
vaccines, which induce an increase in antibody levels against a specific virus or bacterium, thus preventing disease from that viral or bacterial antigen (vaccines).

Our animal health products help our customers prevent, control and treat diseases and enhance nutrition to help improve health, enabling our customers to more efficiently produce high-quality, wholesome and affordable animal protein products for human consumption. We develop, manufacture and market a broad range of animal health products for food animals including poultry, swine, beef and dairy cattle and aquaculture. We provide technical and product support directly to our customers to ensure the optimal use of our products. The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and seasons. As a result, we may experience regional and seasonal fluctuations in our animal health segment. Animal Health net sales by product group and regions were:
	Product Groups			Change				Percentage of total
For the Year Ended June 30	2019	2018	2017	2019/2018		2018/2017		2019	2018	2017
	($ in millions)
MFAs and other	$350	$337	$321	$13	4%	$16	5%	66%	63%	65%
Nutritional specialties	113	123	111	(10)	(8)%	12	11%	21%	23%	22%
Vaccines	68	72	65	(4)	(5)%	7	11%	13%	14%	13%
Animal Health	$532	$532	$498	$(0)	(0)%	$34	7%

	Regions(1)			Change				Percentage of total
For the Years Ended June 30	2019	2018	2017	2019/2018		2018/2017		2019	2018	2017
	($ in millions)
United States	$199	$220	$230	$(21)	(10)%	$(10)	(4)%	37%	41%	46%
Latin America and Canada	142	129	104	13	10%	25	24%	27%	24%	21%
Europe, Middle East and Africa	103	108	93	(5)	(5)%	15	16%	19%	20%	19%
Asia Pacific	88	75	71	13	17%	4	6%	17%	14%	14%
Total	$532	$532	$498	$—	0%	$34	7%

(1)
Net sales by region are based on country of destination

Certain amounts and percentages may reflect rounding adjustments.
MFAs and Other
Our MFAs and other products primarily consists of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and other products primarily consists of the production and sale of antibacterials (including

Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (including Nicarb®, Aviax®, Aviax Plus™, Coxistac™ and amprolium). MFAs and other products also include antibacterial products and other processing aids, used to improve production efficiencies in the ethanol fermentation industry.
Approximately 50% of our MFAs and other sales in fiscal year 2019 were to the poultry industry, with sales to swine, cattle, dairy and other customers accounting for the remainder. We sell our MFAs and other products in all regions where we do business, with the largest region (as measured by net sales) accounting for approximately one-third of the product group’s net sales.
Nutritional Specialties
Many of our proprietary nutritional specialty products have been developed through basic research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include OmniGen-AF®, a patented nutritional specialty product that has been shown in several studies to help maintain a cow’s healthy immune system; Animate®, an anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow; Magni-Phi®, a proprietary nutritional specialty product that has been shown to help improve immune response in poultry; and, Cellerate Yeast Solutions®, a line of proprietary yeast culture products that are used in all classes of livestock to help improve digestive health, which may lead to improved animal health and performance. We sell our nutritional specialty products in the United States and various other countries internationally.
In August 2019, we acquired the business and assets of Osprey Biotechnics, Inc. (“Osprey”). Osprey is a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. Osprey also produces key components of our recently launched Provia PrimeTM direct fed microbial product for poultry.
Vaccines
Our vaccines products are primarily focused on preventing diseases in poultry and swine. We market vaccines in all regions in which we operate. We market our vaccine products to protect animals from either viral or bacterial disease challenges.
We have developed and distribute over 20 licensed vaccine presentations for prevention of diseases in poultry, including vaccines to protect against Infectious Bursal Disease, Infectious Bronchitis, Newcastle Disease, Salmonella and Coryza.
We develop, manufacture and distribute autogenous vaccines against animal diseases, primarily for swine, in the United States. Our autogenous vaccines allow us to produce custom vaccines for veterinarians that contain antigens specific to each farm, allowing Phibro to provide comprehensive health management solutions to our customers. Our autogenous vaccine products include the Tailor Made® line of vaccines and the MJPRRS® vaccine. We also market adjuvants to animal vaccine manufacturers.
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
We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines, such as MB-1TM, a live attenuated vaccine for Infectious Bursal disease, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection at the hatchery, the inactivated subunit Infectious Bursal Disease Virus and Egg Drop Syndrome vaccines, being sold as monovalent vaccines or in combinations with other antigens.
We are making operational a vaccine production facility in Sligo, Ireland to produce poultry vaccines, with longer-term expectations to add swine and cattle vaccines. The facility is currently idle.

Mineral Nutrition
Our Mineral Nutrition business manufactures and markets approximately 400 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, swine and beef and dairy cattle. Volume growth in the mineral nutrition sector is primarily driven by livestock production numbers, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary in different seasons of the year and due to changes in weather conditions in a particular region, both of which may cause animal feed consumption to fluctuate. As a result, we may experience regional and seasonal fluctuations in our Mineral Nutrition segment.
Performance Products
Our Performance Products business manufactures and markets a number of specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.
Our Products
Animal Health
MFAs and Other
Our MFAs and other products primarily consists of the production and sale of antibacterials (Stafac, Terramycin, Neo-Terramycin and Mecadox) and anticoccidials (Nicarb, Aviax, Aviax Plus, Coxistac and amprolium). We sell our MFAs and other products in all regions where we do business.
Antibacterials and Anticoccidials
We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals and increased feed conversion efficiency, which are proven drivers of profitability for animal producers. The table below presents our core MFA products:
Product	Active Ingredient	Market Entry of Active Ingredient	Description
Terramycin®/TM-50®/ TM-100™	oxytetracycline	1951	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock
Mecadox®	carbadox	1972	Antibacterial for swine to control Salmonellosis and dysentery
Stafac®/Eskalin™/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac™/Posistac™	salinomycin	1979	Anticoccidial for poultry, cattle and swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerditac™/Cerdimix™	oxibendazole	1982	Anthelmintic for livestock

Product	Active Ingredient	Market Entry of Active Ingredient	Description
Aviax®	semduramicin	1995	Anticoccidial for poultry
Neo-Terramycin®/Neo-TM™	oxytetracycline + neomycin	1999	Combination of two antibacterials with multiple applications for a wide number of species
Aviax® Plus/Avi-Carb®	semduramicin + nicarbazin	2010	Anticoccidial for poultry
Antibacterials are biological or chemical products used in the animal health industry to treat or to prevent bacterial diseases, thereby promoting animal health, resulting in more efficient livestock growth. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent, control and treat disease in livestock, which can also lead to improved overall health of the animals, improved rate of weight gain and more efficient feed conversion. Our antibacterial products include:
•
Oxytetracycline and Neomycin. Terramycin® utilizes the active ingredient oxytetracycline and Neo-Terramycin® combines the active ingredients neomycin and oxytetracycline to prevent, control and treat a wide range of diseases in chickens, turkeys, cattle, swine and aquaculture. We sell Terramycin and Neo-Terramycin products primarily to livestock and aquaculture producers, feed companies and distributors.

•
Virginiamycin. Virginiamycin is an antibacterial marketed under the brand names Stafac® to poultry, swine and cattle producers, Eskalin™ to dairy cows and beef cattle producers and V-Max® for beef cattle producers. Virginiamycin is used primarily to prevent necrotic enteritis in chickens, treat and control swine dysentery and aid in the prevention or reduce the incidence of liver abscesses in cattle. Our experience in the development and production of virginiamycin has enabled us to develop significant intellectual property through trade secret know-how, which has helped protect against competition from generics. We are the sole worldwide manufacturer and marketer of virginiamycin.

•
Carbadox. We market carbadox under the brand name Mecadox® for use in swine feeds to control swine Salmonellosis and swine dysentery and, as a result, improve animal health and performance. Mecadox is sold primarily in the United States to feed companies and large integrated swine producers.

Anticoccidials are produced through fermentation or chemical synthesis, and are primarily used to prevent and control the disease coccidiosis in poultry and cattle, thereby promoting animal health, resulting in more efficient livestock growth. Coccidiosis is a disease of the digestive tract that has considerable health consequences to livestock and, as a result, is of great concern to livestock producers. We sell our anticoccidials primarily to integrated poultry producers and feed companies and to international animal health companies. Our anticoccidial products include:
•
Nicarbazin. We produce and market nicarbazin, a broad-spectrum anticoccidial used for coccidiosis prevention in poultry. We market nicarbazin under the trademarks Nicarb® and Nicarmix® and as an active pharmaceutical ingredient.

•
Amprolium. We produce and market amprolium primarily as an active pharmaceutical ingredient.

•
Salinomycin and Semduramicin. We produce and market Coxistac®, Aviax®/Aviax Plus™/Avi-Carb® and Posistac™, which are in a class of compounds known as ionophores, to combat coccidiosis in poultry and increase feed efficiency in swine.

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
Our nutritional specialty products include:
Product	Market Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality
Animate®	1999	Maintains proper blood calcium levels in dairy cows during critical transition period
Omnigen-AF®	2004	Optimizes immune status in dairy cows
Provia 6086™	2013	Direct fed microbial (B.coagulans) for all classes of livestock
Magni-Phi®	2015	Proprietary blend that helps to improve immune response and may lead to improved absorption and utilization of nutrients for poultry
Cellerate Yeast Solutions®	2017	Proprietary yeast culture products for all classes of livestock to help improve digestive health
Provia Prime™	2019	4-way combination direct-fed microbial for optimization of gut health in poultry
AB20® is a natural flow agent that, when added to feed, improves the overall feed quality. The product is one of the most thoroughly researched in the flow agent product category.
Animate® is a patented anionic mineral supplement that helps optimize the health and performance of the transition dairy cow and improves profitability for dairy producers.
OmniGen-AF® is a proprietary nutritional specialty product that has been shown in various studies to help maintain a cow’s healthy immune system and improve their natural response to potential environmental stressors and health challenges.
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
Provia Prime™ is a proprietary combination of four strains of bacillus-based direct-fed microbials that have been shown to promote beneficial gut bacteria, which can help promote health, immunity and weight gain in poultry and may also lead to lower pathogens (such as Clostridium perfringens, E. coli and Salmonella) in commercial poultry production.
We market nutritional specialty products to livestock producers by working through key influencers, such as animal nutritionists and veterinarians.

Vaccines
We develop, manufacture and market fully licensed and autogenous vaccines for poultry, swine, cattle and aquaculture globally. We also develop, manufacture and market vaccination equipment. We produce vaccines that protect animals from either viral or bacterial disease challenges. Our vaccine products include:
Product	Market Entry	Description
V.H.®	1974	Live vaccine for the prevention of Newcastle Disease in poultry
Tailor Made® Vaccines	1982	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and cattle
MVP Adjuvants®	1982	Components of veterinary vaccines that enhance the immune response to a vaccine
TAbic® M.B.	2004	Live vaccine for the prevention of Infectious Bursal Disease in poultry
MJPRRS®	2007	Autogenous vaccine for the prevention of porcine reproductive and respiratory syndrome (“PRRS”) in swine
TAbic® IB VAR	2009	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic® IB VAR206	2010	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
MB-1TM	2017	Live hatchery vaccine for the prevention of Infections Bursal Disease in poultry
pHi-TechTM	2019	Portable electronic injection device enabling management and proper delivery of vaccines
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
TAbic® IB VAR and TAbic® IB VAR206 vaccines are intermediate virulence live vaccine strains used for the prevention of infectious bronchitis in poultry. Both vaccines have become significant tools in the increasing fight against infectious bronchitis in regions throughout the world.
MB-1™ is a live attenuated vaccine for Infectious Bursal disease, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection in the hatchery.
pHi-Tech™ is a portable electronic vaccination device that offers new technology and injection management to ensure proper delivery of vaccines.
We focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines, such as the inactivated subunit Infectious Bursal Disease Virus and Egg Drop Syndrome vaccines, being sold as monovalent vaccines or in combinations with other antigens.

Mineral Nutrition
Our mineral nutrition products principally include inorganic and organic compounds of copper, zinc, cobalt, iron, selenium, manganese, magnesium and iodine. Our mineral nutrition products also include GemStone®, our exclusive line of chelated organic trace minerals, including zinc, manganese, copper and iron glycine chelates. These organic trace minerals improve bioavailability for livestock production and are available in a highly concentrated, easy-flowing granule.
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
Sales and Marketing
Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of approximately 350 employees plus approximately 200 distributors who market our portfolio of approximately 1,400 product presentations to livestock producers, animal feed companies and distributors in over 75 countries.
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
Customers
We have approximately 3,500 customers, of which approximately 3,200 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy farmers, to be the primary customers of our livestock products. We sell our products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.
We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.
Product Registrations, Patents and Trademarks
We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, approximately 250 patents or pending applications in more than 50 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.
We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is regulated by authorities that are specific to each country (e.g., the FDA in the United States, Health Canada in Canada and European Food Safety Authority (“EFSA”) and the European Medicines Agency (“EMA”) in Europe. Medicated product registrations and requirements are country- and product-specific for each country in which they are sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2019, we had approximately 750 Animal Health product registrations globally, including approximately 400 MFA registrations and approximately 350 vaccine registrations. Our MFA global registrations included 94 registrations for virginiamycin.
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
We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, approximately 1,600 trademark registrations or pending applications globally, identifying goods and services related to our business.
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
The USDA and the FDA are the agencies responsible for the safety and wholesomeness of the U.S. human food supply. The FDA regulates foods intended for human consumption and, through the Center for Veterinary Medicine (“CVM”), regulates the manufacture and distribution of animal drugs marketed in the U.S. including those administered to animals from which human foods are derived. All manufacturers of animal health pharmaceuticals marketed in the United States, must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug, and Cosmetic Act. To protect the food and drug supply, the FDA develops technical standards for human and animal drug safety, effectiveness, labeling and Good Manufacturing Practice. The CVM evaluates data necessary to support approvals of veterinary drugs. Drug sponsors are required to file reports of certain product quality defects and adverse events in accordance with agency requirements.
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
FDA approval of Type A/B/C Medicated Feed Articles and drugs is based on satisfactory demonstration of safety, efficacy, manufacturing quality standards and appropriate labeling. Efficacy requirements are based on the desired label claim and encompass all species for which label indication is desired. Safety requirements include target animal safety and, in the case of food animals, human food safety (HFS). HFS reviews include drug residue levels and the safety of those residue levels. In addition to the safety and efficacy requirements for animal drugs used in food-producing animals, environmental safety must be demonstrated. Depending on the compound, the environmental studies may be quite extensive and expensive. In many instances, the regulatory hurdles for a drug that will be used in food-producing animals are at least as stringent as, if not more so than, those required for a drug used in humans. In addition, certain safety requirements relating to antimicrobial resistance must be met for antimicrobial products.
The CVM Office of New Animal Drug Evaluation is responsible for reviewing information submitted by drug sponsors who wish to obtain approval to manufacture and sell animal drugs. A new animal drug is deemed unsafe unless there is an approved New Animal Drug Application (“NADA”). Virtually all animal drugs are “new animal drugs” within the meaning of the term in the Federal Food, Drug, and Cosmetic Act. An approved Abbreviated New Animal Drug Application (“ANADA”) is a generic equivalent of an NADA previously approved by the FDA. Both are regulated by the FDA. The drug development process for human therapeutics can be more involved than that for animal drugs. However, because human food safety and environmental safety are issues for food-producing animals, the animal drug approval process for food-producing animals typically takes longer than for non-food-producing animals, such as companion animals.
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

The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. The sale of antibiotics is a material portion of our business. Legislative bills are introduced in the United States Congress from time to time that, if adopted, could have an adverse effect on our business. One of these initiatives is a proposed bill called the Preservation of Antibiotics for Medical Treatment Act, which has been introduced in almost every Congress since the mid 2000’s. To date, such bills have not had sufficient support to become law. Should statutory, regulatory or other developments result in restrictions on the sale of our products, it could have a material adverse impact on our financial position, results of operations and cash flows.
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
In classifying streptogramins in 2003 as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, the FDA’s stated concern was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment of VREf infections in humans. We have requested that the FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy, however, the FDA has declined our request. There can be no assurance that we will be successful in the future in gaining the FDA’s agreement with our view that streptogramins are no longer medically important and accordingly that this antimicrobial class should be removed from the GFI 152 list of MIAs.
Effective January 2017, the CVM’s revised Veterinary Feed Directive (“VFD”) regulations, which included changes to the control and use of antimicrobial products for use in animal feed, require that affected antimicrobial products may only be used if authorized by a veterinarian in accordance with the regulations. Prior to implementation of the revised VFD regulations, many approved antimicrobial products could be obtained and used without formal veterinary authorization.
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
The FDA routinely carries out audits related to cGMP standards for manufacturing facilities that make veterinary drug products and active pharmaceutical ingredients approved for sale in the U.S. The FDA inspectors may make observations during the course of these inspections, which may require corrective action in order for the manufacturing facility to remain in compliance with cGMP standards. Failure to take such corrective actions could result in the manufacturing facility being ineligible to receive future FDA approvals. In very serious cases of noncompliance with cGMP standards, the FDA may issue a warning letter which could result in products produced in such manufacturing facility no longer being eligible for sale in the U.S. Although it is our objective to remain in full conformance with U.S. cGMP standards, we have in the past received adverse observations and may in the future receive adverse observations or warning letters. Failure to comply with cGMP standards could have a material impact on our business and financial results.
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
The EFSA is responsible for the E.U. risk assessment regarding food and feed safety. Operating under the European Commission, in close collaboration with national authorities and in open consultation with its stakeholders, the EFSA provides independent scientific advice and communication on existing and emerging risks. The EFSA may issue advice regarding the process of adopting or revising European legislation on food or feed safety, deciding whether to approve regulated substances such as pesticides and food additives, or developing new regulatory frameworks and policies, for instance, in the field of nutrition. The EFSA aims to provide appropriate, consistent, accurate and timely communications on food safety issues to all stakeholders and the public at large, based on the Authority’s risk assessments and scientific expertise. The containment of antimicrobial resistance is one of the key areas of concern for the EFSA, EMA, the European Commission and its Directorates, the European Parliament and European Member State Governments.
A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product that has obtained a BSA and is sold in the European Union. Similarly, a BSA for our semduramicin product, Aviax, was published in 2006 and required reauthorization in October 2016. We have submitted a dossier for reauthorization in accordance with the requirements of the EFSA and responded to request for additional information from the EFSA by submitting additional data. Because the EFSA’s requests were in addition to standard reauthorization requirements, the current BSA remains valid while the EFSA reviews the additional data we have submitted. There can be no guarantee that these submissions will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.
In December 2018, the European Parliament and Council of the E.U. promulgated new veterinary medicinal products regulations known as E.U. 2019/6. The implementing act for these regulations has not yet been passed but includes rules that could require animals or animal origin products imported into the

E.U. from other countries to be produced under the same conditions as are required in the E.U. This may preclude the use of veterinary products not approved in the E.U. or require animal health products to be used in the manner approved in the E.U. If such restrictions are implemented, they could result in a reduction or elimination of the use of our products, especially our antibacterial products, in countries that export animals or animal derived products to the E.U. and other countries that align their regulations with E.U. regulations.
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
Rest of world
We are subject to regulatory requirements governing investigation, clinical trials and marketing approval for animal drugs in many other countries in which our products are sold. The regulatory approval process includes similar risks to those associated with the FDA and European Commission approvals set forth above.
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
Food Safety Inspection Service/Generally Recognized As Safe
The FDA is authorized to determine the safety of substances (including “generally recognized as safe” substances, and food and feed additives), as well as prescribing safe conditions of use. The FDA, which has the responsibility for determining the safety of substances, together with the Food Safety and Inspection Service, the food safety branch within the USDA, maintain the authority in the United States to determine that new substances and new uses of previously approved substances are suitable for use in meat, milk and poultry products.
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
There has been, and there may continue to be, consolidation in the animal health market, which could strengthen our competitors. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position, however, we believe the following strengths create sustainable competitive advantages that will enable us to continue our growth as a leader in our industry:
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
Global Presence with Existing Infrastructure in Key High-Growth Markets
We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in over 75 countries provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Russia and former CIS countries, Mexico, Turkey, Australia, Canada and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 63% of our Animal Health segment revenues for the year ended June 30, 2019.
Leading Positions in High Growth Sub-sectors of the Animal Health Market
We are a global leader in the development, manufacture and commercialization of MFA and nutritional specialty products for the animal health market. We believe we are well positioned in the fastest growing food animal species segments of the animal health market with significant presence in poultry and swine, which are projected by Vetnosis to grow globally at compound annual rates from 2018 through 2023 of 5.7% and 2.6%, respectively. Our sales of MFA products were third largest in the animal health market. According to Vetnosis, MFA products are projected to grow at a compound annual rate of approximately 2.3% between 2018 and 2023.
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
Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships
Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 350 employees and a broad distribution network, we market our portfolio of more than 1,400 product presentations to livestock producers and veterinarians in over 75 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 170 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.
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
We have a strong management team with a proven track record of success at both the corporate and operating levels. The executive management team has diverse backgrounds and an average of approximately 20 years of experience in the animal health industry.
Employees
As of June 30, 2019, we had approximately 1,600 employees. Employees at our Guarulhos, Brazil facility are covered by a multi-employer regional industry-specific union. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees are covered by individual employment agreements. We believe our relations with union and non-union employees are good.
Manufacturing
The Animal Health business segment manufactures many products internally and supplements that production with contract manufacturing organizations (“CMOs”) as necessary.
We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial products in Guarulhos, Brazil and Braganca Paulista, Brazil. We manufacture active pharmaceutical ingredients for certain of our anticoccidial and antimocirobal products in Neot Hovav, Israel. We produce vaccines in Beit Shemesh, Israel and Omaha, Nebraska. We produce adjuvants in

Omaha, Nebraska. We produce pharmaceuticals, disinfectants and other animal health products in Petach Tikva, Israel. We produce certain of our major nutritional specialty and mineral nutrition products in Quincy and Chillicothe, Illinois, and we produce certain of our mineral nutrition products in Omaha, Nebraska.
We supplement internal manufacturing and production capabilities with CMOs. We purchase certain active pharmaceutical ingredients for other medicated products from CMOs in China, India, Mexico and other locations. We then formulate the final dosage form in our facilities and in contract facilities located in Argentina, Australia, Brazil, Canada, China, Israel, Malaysia, Mexico, South Africa and the United States.
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
Capital Expenditures
We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $5.4 million for fiscal year ended June 30, 2019. We estimate that our capital expenditures for compliance will be $6.4 million and $4.6 million for fiscal years 2020 and 2021, respectively; however, these estimates are subject to change given the uncertainty of future Environmental Laws and the interpretation and enforcement thereof, as further described in this Annual Report on Form 10-K. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.
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
Environmental Accruals and Financial Assurance. We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $5.9 million and $6.8 million as of June 30, 2019 and 2018, respectively.
In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of surety bonds or letters of credit, issued pursuant to our revolving credit facility. As of June 30, 2019, surety bonds and letters of credit provided $11.7 million of financial assurance.
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
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus, primarily in the United States and other countries, on the use of medically important antimicrobials, as defined by the FDA. Medically important antimicrobials include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. As defined by the FDA, medically important antimicrobials (“MIAs”) include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. Our products that contain virginiamycin, oxytetracycline or neomycin are classified by the FDA as medically important antimicrobials. In addition to the United States, the World Health Organization (WHO), the E.U., Australia and Canada have promulgated rating lists for antimicrobials that are used in veterinary medicine and that include certain of our products. The classification of our products as MIAs or similar listings may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations.
Restrictions on the use of antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of antibacterial resistance from bacteria from food-producing animals to human bacterial pathogens, and the causality and impact of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our medicated feed additives portfolios. In some countries, this issue has led to government restrictions on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed, water, intra-mammary, topical, injectable or other route of administration.) These restrictions include prohibitions on use of antibacterials for non-therapeutic uses, preventative use, duration of use and requiring veterinary oversight to use products. These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty.
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
Our global sales of antibacterials, anticoccidials and other products were $350 million, $337 million and $321 million for the years ended June 30, 2019, 2018 and 2017, respectively. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or consumer preferences to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.
A material portion of our sales are generated by antibacterials and other related products.
Our medicated products business is comprised of a relatively small number of compounds and accounted for 42% and 41% of net sales for the years ended June 30, 2019 and 2018, respectively. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.
We face competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have.
Many of our products face competition from alternative or substitute products. We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Some competitors have greater financial, R&D, production and other resources than we have. Some of our principal competitors include Ceva Santé Animale, Boehringer Ingelheim International GmbH, Elanco Animal Health, Huvepharma Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Southeastern Minerals, Inc. and Zoetis Inc. To the extent these companies or new entrants offer comparable animal health, mineral nutrition or performance products at lower prices, our business could be adversely affected. New entrants could substantially reduce our market share or render our products obsolete. Furthermore, many of our competitors have relationships with key distributors and, because of their size, have the ability to offer attractive pricing incentives, which may negatively impact or hinder our relationships with these distributors.
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
Most recently, outbreaks of African Swine Fever, primarily in China, have reduced animal populations and have reduced consumer demand for pork in the affected markets. In the past decade, there has been substantial publicity regarding H1N1, known as North American (or Swine) Influenza and, previously, H5N1, known as Highly Pathogenic Avian Influenza, in the human population. There have also been concerns relating to E. coli in beef and Salmonella in poultry and other food poisoning micro-organisms in meats and other foods. Consumers may associate human health fears with animal diseases, food, food production or food animals whether or not it is scientifically valid, which may have an adverse impact on the demand for animal protein. Occurrences of this type could significantly affect demand for animal protein, which in turn could affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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
We make a majority of our sales to integrated poultry, swine and cattle operations and to a number of regional and national feed companies, distributors, co-ops and blenders. Food animal producers, particularly, swine and poultry producers, and our distributors have seen recent consolidation in their industries. Significant consolidation of our customers and distributors may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups potentially could enable such groups to attempt to extract price discounts on our products. Moreover, if, as a result of increased leverage, customers require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenues. Consolidation among our customer base may also lead to reduced demand for our products and replacement of our products by the combined entity with those of our competitors. The result of these developments could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to risk based on customer exposure to rising costs and reduced customer income.
Livestock producers may experience increased feed, fuel, transportation and other key costs or may experience decreased animal protein prices or sales. International trade disputes and tariffs could reduce demand for our customers’ products. Either of these trends could cause deterioration in the financial condition of our livestock producer customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock producer customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products.
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
While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials and our third party contract manufacturers may demand price increases related to increases in the costs of raw materials. Although no single raw material accounted for more than 5% of our cost of goods sold for the year ended June 30, 2019, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages of such raw materials will not occur. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.
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
As of June 30, 2019, we had manufacturing and direct sales operations in 20 countries and sold our products in over 75 countries. Our operations outside the United States accounted for 59% and 56% of our consolidated assets as of June 30, 2019 and 2018, respectively, and 42% and 40% of our consolidated net sales for the years ended June 30, 2019 and 2018, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.
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
Our Israeli manufacturing facilities and local operations accounted for 28% and 27% of our consolidated assets, as of June 30, 2019 and 2018, respectively, and 20% and 21% of our consolidated net sales for the years ended June 30, 2019 and 2018. We maintain manufacturing facilities in Israel, which manufacture:
•
anticoccidials and antimicrobials, most of which are exported;

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
Our Brazilian manufacturing facilities and local operations accounted for 13% of our consolidated assets, as of June 30, 2019 and 2018, and 22% and 20% of our consolidated net sales for the years ended June 30, 2019 and 2018, respectively. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin and nicarbazin. Our Brazilian facilities also produce Stafac,

Aviax, Aviax Plus, Coxistac, Nicarb and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.
Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Brazil.
Certain of our employees are covered by collective bargaining or other labor agreements.
As of June 30, 2019, approximately 250 of our Israeli employees and 415 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.
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
The nature of our current and former operations also exposes us to the risk of claims under Environmental Laws. We could be subject to claims by environmental regulatory authorities, individuals and other third parties seeking damages for alleged personal injury, property damage, and damages to natural resources resulting from hazardous substance contamination or human exposure caused by our operations, facilities or products, and there can be no assurance that material costs and liabilities will not be incurred in connection with any such claims. Our insurance may not be sufficient to cover any of these exposures, product, injury or damage claims.
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
Changes in laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our results of operations. A number of our customers, particularly U.S.-based food animal producers, benefit from free trade agreements, such as the North American Free Trade Agreement (“NAFTA”). The U.S., Canada and Mexico reached an agreement to replace NAFTA with the United States-Mexico-Canada Agreement (USMCA). The USMCA must be ratified by each country’s legislature. Most provisions of the USMCA will not begin until 2020. These new provisions, as well as any other changes to international trade agreements or policies could harm our customers, and as a result, negatively impact our financial condition and results of operations.
Additionally, in response to new U.S. tariffs affecting foreign imports, some foreign governments, including China, have instituted or are considering instituting tariffs on certain U.S. goods. While the scope and duration of these and any future tariffs remain uncertain, tariffs imposed by the U.S. or foreign governments on our customers’ products, or on our products or the active pharmaceutical ingredients or other components thereof, could negatively impact our financial condition and results of operations.
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
As of June 30, 2019, we had $231.3 million of outstanding indebtedness under our Term A loan (reflects the principal amount), $96.0 million of outstanding borrowings under our revolving credit facility (the “Revolver”, and together with the Term A loan, the “Credit Facilities”) and $3.0 million of outstanding letters of credit. Subject to restrictions in our Credit Facilities, we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.
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
We are a party to certain contractual arrangements that are subject to change of control provisions. In this context, “change of control” is generally defined as including (a) any person or group, other than Mr. Jack C. Bendheim and his family and affiliates (the current holders of approximately 90.9% of the combined voting power of all classes of our outstanding common stock), becoming the beneficial owner of more than 50% of the total voting power of our stock, and (b) a change in any twelve month period in the majority of the members of the Board that is not approved by Mr. Bendheim and/or his family and affiliates or by the majority of directors in office at the start of such period.
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
Under U.S. GAAP, if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2019, we had goodwill of  $27.3 million and identifiable intangible assets, less accumulated amortization, of $47.5 million. Identifiable intangible assets consist primarily of developed technology rights and patents, customer relationships, distribution agreements and trade names and trademarks. During fiscal year 2017, we determined certain of our intangible assets were impaired. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards, Long-Lived Assets and Goodwill.”
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
As of August 20, 2019, BFI Co., LLC (“BFI”) beneficially owns 59.480 shares of our Class A common stock and 20,166,034 shares of our Class B common stock, which together represent approximately 90.9% of the combined voting power of all classes of our outstanding common stock. As of August 20, 2019, our other stockholders, collectively own interests representing approximately 9.1% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.
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
As of August 20, 2019, approximately 90.9% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:
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
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 20, 2019, we had 20,287,574 shares of Class A common stock and 20,166,034 shares of Class B common stock outstanding.
BFI, which holds all of our outstanding Class B common stock, has the right to require us to register the sales of their shares under the Securities Act under the terms of an agreement between us and the holders of these securities. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our Class A common stock.
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

As a public company, we are required to commit significant resources and management time and attention to the above-listed requirements, which cause us to incur significant costs and which may place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. Compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and increase our legal and accounting compliance costs as well as our compensation expense as we have been or may be required to hire additional accounting, tax, finance and legal staff with the requisite technical knowledge, particularly now that we are no longer an “emerging growth company.”
Our management and independent registered public accounting firm have determined that there are material weaknesses in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.
Our management and independent registered public accounting firm have identified material weaknesses in our internal controls over financial reporting and our audit committee has agreed with the assessment of our management and independent registered public accounting firm. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management and independent registered public accounting firm have concluded that we did not maintain effective internal control over financial reporting due to a lack of sufficient resources with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements. This deficiency contributed to the following material weaknesses:
•
We did not maintain effective internal controls to ensure processing and reporting of valid transactions are complete, accurate, and timely. Specifically, we have not designed and implemented formal accounting policies and procedures that define how transactions across the business cycles should be initiated, authorized, processed, recorded and reported.

•
We did not maintain effective internal control that restricts access to key financial systems and records to appropriate users and ensures appropriate segregation of duties is maintained. Certain personnel had access to financial application, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This material weakness affects substantially all financial statement accounts.

Each of these material weaknesses could result in a material misstatement of our annual or interim financial statements that possibly would not be prevented or detected on a timely basis. We are in the process of implementing a range of changes to our internal control over financial reporting to remediate the material weaknesses. While we will continue to implement our remediation plan, we cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. If we are unsuccessful in remediating the material weakness, or if we suffer other deficiencies or material weaknesses in our internal controls in the future, we may be unable to report financial information in a timely and accurate manner and it could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial reporting, negatively affect the trading price of our common stock, and could cause a default under the agreements governing our indebtedness.
Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and a statement that our auditors have issued an attestation report on the effectiveness of our internal controls. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.
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
Though we have a paid a quarterly dividend since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of  $0.12 per share on Class A common stock and Class B common stock that is payable on September 25, 2019, any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, and our ability to obtain funds from our subsidiaries to meet our obligations. Our Credit Facilities permit us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.
Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

The following table lists our material properties:
Business Segment(s)	Location	Owned/Leased	Approx. sq. Footage	Purpose(s)
Animal Health	Beit Shemesh, Israel	Owned/ land lease	78,000	Manufacturing and Research
Animal Health	Braganca Paulista, Brazil	Owned	50,000	Manufacturing and Administrative
Animal Health	Buenos Aires, Argentina	Owned	43,000	Manufacturing and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Animal Health	Omaha, Nebraska	Owned	43,000	Manufacturing, Sales and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing

Business Segment(s)	Location	Owned/Leased	Approx. sq. Footage	Purpose(s)
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health	St. Paul, Minnesota	Leased	5,000	Research
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative
In addition to the above facilities, we maintain leased sales offices in countries including Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Israel, Malaysia, Mexico, Russia, South Africa, Thailand, Turkey and the United Kingdom. We own a facility in Sligo, Ireland that we are developing for the production of animal vaccines.
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

Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our Class A common stock is traded on Nasdaq under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2019, there were 20,287,574 Class A common shares outstanding.
During the fiscal year ended June 30, 2019, we did not sell any unregistered securities nor did we purchase any of our equity securities.
Holders of Record
As of August 20, 2019, there were 20,287,574 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 20, 2019, there were 20,166,034 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2019 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management.
Dividend Policy
We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. Any future determination to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deem relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

Stock Performance Graph
This performance graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from June 30, 2014 through June 30, 2019, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, the Russell 2000 Index and S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on June 30, 2014, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

250
200
150
100
50
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/29/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
PAHC
S&P 500
Nasdaq
Russell 2000
S&P Pharma

Item 6.
Selected Financial Data

The following table presents our selected consolidated financial data and certain other financial data. The balance sheet data as of June 30, 2019, 2018, 2017, 2016 and 2015 and the results of operations data and cash flows data for the years then ended were derived from our consolidated financial statements. The consolidated financial data and other financial data presented below should be read in conjunction with our consolidated financial statements and the related notes thereto, under the sections entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For the Year Ended June 30	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Results of operations data
Net sales	$827,995	$819,982	$764,281	$751,526	$748,591
Cost of goods sold	563,371	553,103	516,038	512,494	515,311
Gross profit	264,624	266,879	248,243	239,032	233,280
Selling, general and administrative expenses	181,398	167,953	150,309	153,288	145,612
Operating income	83,226	98,926	97,934	85,744	87,668
Interest expense, net	11,776	11,910	14,906	16,592	14,305
Foreign currency (gains) losses, net	(55)	(1,054)	(113)	(7,609)	(5,400)
Loss on extinguishment of debt	—	—	2,598	—	—
Income before income taxes	71,505	88,070	80,543	76,761	78,763
Provision (benefit) for income taxes	16,792	23,187	15,928	(5,967)	18,483
Net income	$54,713	$64,883	$64,615	$82,728	$60,280
Net income per share
basic	$1.35	$1.61	$1.63	$2.11	$1.55
diluted	$1.35	$1.61	$1.61	$2.07	$1.51
Weighted average common shares outstanding
basic	40,412	40,181	39,524	39,254	38,969
diluted	40,523	40,385	40,042	39,962	39,815
Dividends per share	$0.46	$0.40	$0.40	$0.40	$0.40
Other financial data
Adjusted EBITDA(1)	$118,037	$128,958	$120,119	$114,060	$110,019
Cash provided by operating activities(2)	47,169	70,008	98,385	37,218	68,704
Capital expenditures	29,891	18,548	20,880	36,352	20,058
For the Year Ended June 30	2019	2018	2017	2016	2015
	(in thousands)
Balance sheet data
Cash and cash equivalents and short-term investments	$81,573	$79,168	$56,083	$33,605	$29,216
Working capital(3)	242,902	205,651	198,036	203,356	175,988
Total assets	726,671	671,679	623,397	607,835	490,250
Total debt(4)	326,175	312,381	313,141	350,172	286,450
Long-term debt and other liabilities	356,429	343,504	356,444	408,578	349,185
Total stockholders’ equity	216,015	184,954	151,157	90,480	29,628

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General description of non-GAAP financial measures” for descriptions of EBITDA and Adjusted EBITDA.

For the Year Ended June 30	2019	2018	2017	2016	2015
	(in thousands)
Net income	$54,713	$64,883	$64,615	$82,728	$60,280
Plus:
Interest expense, net	11,776	11,910	14,906	16,592	14,305
Provision (benefit) for income taxes	16,792	23,187	15,928	(5,967)	18,483
Depreciation and amortization	27,564	26,943	26,001	23,452	21,604
EBITDA	110,845	126,923	121,450	116,805	114,672
Restructuring costs	6,281	—	—	—	—
Stock-based compensation	2,259	334	—	—	—
Acquisition-related cost of goods sold	—	1,671	—	2,566	—
Acquisition-related accrued compensation	—	1,152	1,680	1,680	747
Acquisition-related transaction costs	213	400	1,274	618	—
Acquisition-related other, net	—	(468)	(972)	—	—
Other	(1,506)	—	—	—	—
Pension settlement cost	—	—	1,702	—	—
Gain on insurance settlement	—	—	(7,500)	—	—
Foreign currency (gains) losses, net	(55)	(1,054)	(113)	(7,609)	(5,400)
Loss on extinguishment of debt	—	—	2,598	—	—
Adjusted EBITDA	$118,037	$128,958	$120,119	$114,060	$110,019
Acquisition-related other, net includes adjustments to contingent consideration on acquisitions and impairments of intangible assets.
(2)
Cash provided (used) by operating activities:

For the Year Ended June 30	2019	2018	2017	2016	2015
	(in thousands)
EBITDA	$110,845	$126,923	$121,450	$116,805	$114,672
Adjustments
Restructuring costs	6,281	—	—	—	—
Stock-based compensation	2,259	334	—	—	—
Acquisition-related cost of goods sold	—	1,671	—	2,566	—
Acquisition-related accrued compensation	—	1,152	1,680	1,680	747
Acquisition-related transaction costs	213	400	1,274	618	—
Acquisition-related other, net	—	(468)	(972)	—	—
Other	(1,506)	—	—	—	—
Pension settlement cost	—	—	1,702	—	—
Gain on insurance settlement	—	—	(7,500)	—	—
Foreign currency (gains) losses, net	(55)	(1,054)	(113)	(7,609)	(5,400)
Loss on extinguishment of debt	—	—	2,598	—	—
Interest paid	(12,250)	(11,208)	(14,600)	(14,215)	(12,912)
Income taxes paid	(16,215)	(15,191)	(14,762)	(16,828)	(10,780)
Changes in operating assets and liabilities and other items	(42,190)	(32,151)	1,402	(45,181)	(12,337)
Cash provided by/(used for) insurance settlement/(claim)	—	—	7,500	—	(5,286)
Cash used for acquisition-related transaction costs	(213)	(400)	(1,274)	(618)	—
Net cash provided by operating activities	$47,169	$70,008	$98,385	$37,218	$68,704

(3)
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). Current assets in 2015 included current deferred tax assets.

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
Overview of our business
Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We sell more than 1,500 product presentations in over 75 countries to approximately 3,500 customers.
Factors affecting our performance
Industry growth
According to Vetnosis, the global livestock animal health sector represented approximately $20.9 billion of sales in 2018. The market grew at a compound annual growth rate of 1.1% between 2013 and 2018 and the market is projected to grow at a compound annual growth rate of approximately 3.6% per year between 2018 and 2023. We believe global population growth, the growth of the global middle class and the productivity improvements needed due to limitations of arable land and water supplies have supported and will continue to support this growth.
Regulatory Developments
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus, in the United States and other countries, on the use of medically important antimicrobials. As defined by the FDA, medically important antimicrobials (“MIAs”) include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. Our products that contain virginiamycin, oxytetracycline or neomycin are classified by the FDA as medically important antimicrobials. In addition to the United States, the World Health Organization (WHO), the E.U., Australia and Canada have promulgated rating lists for antimicrobials that are used in veterinary medicine and that include certain of our products.
The classification of our products as MIAs or similar listings may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights, and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations.
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
Our global sales of antibacterials, anticoccidials and other products were $350 million, $337 million and $321 million for the years ended June 30, 2019, 2018 and 2017, respectively.
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
Foreign exchange
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In the year ended June 30, 2019, we generated approximately 42% of our revenues from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly directly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.

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
Product development initiatives
Our future success depends on our existing product portfolio, including additional approvals for new claims for our products, for use of our products in new markets, for use of our products with new species and for cross-clearances enabling the use of our medicated products in conjunction with other products. Our future success also depends on our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. The majority of our R&D programs focus on product lifecycle development, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations. We commit substantial effort, funds and other resources to expanding our product approvals and R&D, both through our own dedicated resources and through collaborations with third parties. We also commit significant resources to development of new vaccine technologies. We currently are developing a potential vaccine for African Swine Fever, a virulent disease that is highly lethal in swine. We also are developing an innovative automated vaccination delivery system that insures vaccination injection accuracy, enables real-time oversight and offers data analytics to optimize the management of the vaccination process.

Analysis of the consolidated statements of operations
Summary Results of Operations
				Change
For the Year Ended June 30	2019	2018	2017	2019/2018		2018/2017
	(in thousands, except per share)
Net sales	$827,995	$819,982	$764,281	$8,013	1%	$55,701	7%
Gross profit	264,624	266,879	248,243	(2,255)	(1)%	18,636	8%
Selling, general and administrative expenses	181,398	167,953	150,309	13,445	8%	17,644	12%
Operating income	83,226	98,926	97,934	(15,700)	(16)%	992	1%
Interest expense, net	11,776	11,910	14,906	(134)	(1)%	(2,996)	(20)%
Foreign currency (gains) losses, net	(55)	(1,054)	(113)	999	*	(941)	*
Loss on extinguishment of debt	—	—	2,598	—	*	(2,598)	*
Income before income taxes	71,505	88,070	80,543	(16,565)	(19)%	7,527	9%
Provision for income taxes	16,792	23,187	15,928	(6,395)	(28)%	7,259	46%
Net income	$54,713	$64,883	$64,615	$(10,170)	(16)%	$268	0%
Net income per share
basic	$1.35	$1.61	$1.63	$(0.26)		$(0.02)
diluted	$1.35	$1.61	$1.61	$(0.26)		$—
Weighted average number of shares outstanding
basic	40,412	40,181	39,524
diluted	40,523	40,385	40,042
Ratio to net sales
Gross profit	32.0%	32.5%	32.5%
Selling, general and administrative expenses	21.9%	20.5%	19.7%
Operating income	10.1%	12.1%	12.8%
Income before income taxes	8.6%	10.7%	10.5%
Net income	6.6%	7.9%	8.5%
Effective tax rate	23.5%	26.3%	19.8%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Changes in net sales from period to period primarily result from changes in volumes and average selling prices. Although a portion of our net sales is denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, currency movements have not significantly directly affected our revenues.
Our effective income tax rate has varied significantly from period to period and from the federal statutory rate, due to changes in tax rates in various jurisdictions from period to period, including the effect of the Tax Act; the mix of income tax provisions on profitable foreign jurisdictions; the effect of the 2017 release of a valuation allowance against foreign deferred income taxes; and the effects of certain other items. Our future effective income tax rate will vary due to the relative amounts of taxable income in various jurisdictions, future changes in tax rates and other laws and other factors. We intend to continue to reinvest indefinitely the undistributed earnings of our foreign subsidiaries where we could be subject to applicable non-U.S. income and withholding taxes if amounts are repatriated to the U.S. See “Notes to Consolidated Financial Statements—Income Taxes” for additional information.

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
Segment net sales and Adjusted EBITDA:
				Change
For the Year Ended June 30	2019	2018	2017	2019/2018		2018/2017
	(in thousands)
Net sales
MFAs and other	$350,468	$336,666	$321,430	$13,802	4%	$15,236	5%
Nutritional specialties	113,215	122,978	111,282	(9,763)	(8)%	11,696	11%
Vaccines	68,291	72,083	65,033	(3,792)	(5)%	7,050	11%
Animal Health	531,974	531,727	497,745	247	0%	33,982	7%
Mineral Nutrition	233,782	234,922	218,298	(1,140)	(0)%	16,624	8%
Performance Products	62,239	53,333	48,238	8,906	17%	5,095	11%
Total	$827,995	$819,982	$764,281	$8,013	1%	$55,701	7%
Adjusted EBITDA
Animal Health	$136,049	$141,914	$130,261	$(5,865)	(4)%	$11,653	9%
Mineral Nutrition	15,712	18,583	17,426	(2,871)	(15)%	1,157	7%
Performance Products	4,728	1,881	2,057	2,847	151%	(176)	(9)%
Corporate	(38,452)	(33,420)	(29,625)	(5,032)	*	(3,795)	*
Total	$118,037	$128,958	$120,119	$(10,921)	(8)%	$8,839	7%
Adjusted EBITDA ratio to segment net sales
Animal Health	25.6%	26.7%	26.2%
Mineral Nutrition	6.7%	7.9%	8.0%
Performance Products	7.6%	3.5%	4.3%
Corporate(1)	(4.6)%	(4.1)%	(3.9)%
Total(1)	14.3%	15.7%	15.7%

(1)
reflects ratio to total net sales

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
				Change
For the Year Ended June 30	2019	2018	2017	2019/2018		2018/2017
	(in thousands)
Net income	$54,713	$64,883	$64,615	$(10,170)	(16)%	$268	0%
Interest expense, net	11,776	11,910	14,906	(134)	(1)%	(2,996)	(20)%
Provision for income taxes	16,792	23,187	15,928	(6,395)	(28)%	7,259	46%
Depreciation and amortization	27,564	26,943	26,001	621	2%	942	4%
EBITDA	110,845	126,923	121,450	(16,078)	(13)%	5,473	5%
Restructuring costs	6,281	—	—	6,281	*	—	*
Stock-based compensation	2,259	334	—	1,925	576%	334	*
Acquisition-related cost of goods sold	—	1,671	—	(1,671)	*	1,671	*
Acquisition-related accrued compensation	—	1,152	1,680	(1,152)	*	(528)	(31)%
Acquisition-related transaction costs	213	400	1,274	(187)	(47)%	(874)	(69)%
Acquisition-related other, net(1)	—	(468)	(972)	468	*	504	*
Other, net	(1,506)	—	—	(1,506)	*	—	*
Pension settlement expense	—	—	1,702	—	*	(1,702)	*
Gain on insurance settlement	—	—	(7,500)	—	*	7,500	*
Foreign currency (gains) losses, net	(55)	(1,054)	(113)	999	*	(941)	*
Loss on extinguishment of debt	—	—	2,598	—	*	(2,598)	*
Adjusted EBITDA	$118,037	$128,958	$120,119	$(10,921)	(8)%	$8,839	7%

(1)
Acquisition-related other, net includes adjustments to contingent consideration on acquisitions and impairments of intangible assets.

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of the years ended June 30, 2019 and 2018
Net sales
Net sales of $828.0 million for the year ended June 30, 2019, increased $8.0 million, or 1%, as compared to the year ended June 30, 2018. Animal Health net sales were comparable to the prior year. Mineral Nutrition declined $1.1 million, while Performance Products grew $8.9 million.
Animal Health
Net sales of  $532.0 million for the year ended June 30, 2019 were comparable to the prior year. Net sales of MFAs and other increased $13.8 million, or 4%, driven by year over year international volume growth, particularly in the Asia Pacific and Latin America regions, partially offset by lower domestic demand from the poultry and swine sectors. While the Asia Pacific region reported strong sales growth for the full year, sales in the region declined in the fourth quarter of fiscal year 2019, due to reduced demand for MFAs related to African Swine Fever in China. Net sales of nutritional specialty products declined by $9.8 million, or 8%, primarily due to volume declines from the continued negative dairy industry conditions and reduced demand from poultry customers. Net sales of vaccines declined $3.8 million, or 5%, due to turbulent economic conditions in certain international countries and the loss of a domestic distribution arrangement; volume growth in other international markets partially offset the reductions.
Mineral Nutrition
Net sales of $233.8 million for the year ended June 30, 2019 declined $1.1 million. Lower volumes and product mix were the primarily drivers of the decline. An increase in overall selling prices partially offset the volume decline. Our selling prices of mineral nutrition products generally move in direct correlation with the underlying commodity costs.
Performance Products
Net sales of $62.2 million for the year ended June 30, 2019, increased $8.9 million, or 17%, primarily due to volume growth of personal care and copper-based products.
Gross profit
Gross profit of $264.6 million for the year ended June 30, 2019 declined $2.3 million, or 1%, as compared to the year ended June 30, 2018. As a percentage of net sales, gross profit declined to 32.0% for the year ended June 30, 2019 as compared to 32.5% for the year ended June 30, 2018.
Animal Health gross profit decreased $3.1 million due to volume declines in the nutritional specialty and vaccine categories, partially offset by international volume growth and favorable product mix in MFAs and other. Mineral Nutrition gross profit decreased $3.5 million, primarily due to unfavorable product mix and constrained pricing in a competitive environment. Performance Products gross profit increased $2.6 million, primarily due to volume growth and manufacturing cost efficiencies. Gross profit for the year ended June 30, 2018 included $1.7 million of acquisition-related cost of goods sold.
Selling, general and administrative expenses
SG&A of $181.4 million for the year ended June 30, 2019, increased $13.4 million, or 8%, as compared to the year ended June 30, 2018. SG&A for the year ended June 30, 2019, included $6.3 million of restructuring-related costs, $2.3 million of stock-based compensation, $0.2 million of acquisition-related transaction costs and a $1.5 million benefit from the cancellation of a certain business arrangement. SG&A for the year ended June 30, 2018, included $0.3 million of stock-based compensation, $1.2 million in acquisition-related compensation costs, $0.4 million in acquisition-related transaction costs and a benefit of $0.5 million associated with other acquisition-related costs. Excluding the effects of these costs, SG&A increased $7.5 million, or 5%.
Animal Health SG&A increased $3.6 million primarily due to increased costs related to increased investments in marketing and product development. These increases were partially offset by close control of other spending and a reduction in variable compensation. Mineral Nutrition SG&A declined by $0.7 million on spending control. Performance Products SG&A declined $0.1 million. Corporate costs increased $4.7 million, primarily due to increased business development expenses and public company costs associated with strengthening and testing of controls over financial reporting, partially offset by a reduction in variable compensation. The restructuring-related costs, stock-based compensation, cancellation of a business arrangement, acquisition-related compensation costs and acquisition-related transaction costs resulted in a net $5.9 million increase in SG&A.
During the three months ended June 30, 2019, we recorded pre-tax charges of  $6.3 million for business restructuring activities related to productivity and cost saving initiatives in the Animal Health segment. The charges included $3.5 million related to termination of a contract manufacturing agreement and $2.8 million for employee separation costs. The charges are included in selling, general and administrative expenses in our consolidated statements of operations. We expect to record an additional charge for employee separation costs of an estimated $1.0 million and complete actions by December 31, 2019.
Interest expense, net
Interest expense, net of  $11.8 million for the year ended June 30, 2019, decreased $0.1 million, or 1%, as compared to the year ended June 30, 2018. Interest expense on the Term loan and Revolver increased $1.2 million due to higher debt levels and higher variable interest rates. Interest expense for the year ended June 30, 2018 included $1.1 million of acquisition-related accrued interest. Interest income from short-term investments improved by $0.2 million.

Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the year ended June 30, 2019, amounted to net gains of $(0.1) million, as compared to $(1.1) million in net gains for the year ended June 30, 2018. Foreign currency gains and losses primarily arose from cash and intercompany balances.
Provision for income taxes
In December 2017, the United States government enacted comprehensive income tax legislation (the “Tax Act”). The Tax Act made broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate of 21%, creating a territorial tax system that includes a one-time mandatory transition tax on previously deferred foreign earnings and changes to business-related exclusions, deductions and credits. Our provision for income taxes reflects a statutory 21.0 % and 28.1% weighted-average federal income tax rate for our fiscal years ending June 30, 2019 and 2018, respectively. The Tax Act also has consequences related to our international operations.
The provision for income taxes, effective income tax rate and certain income tax items for the years ended June 30, 2019 and 2018, are reflected in the table below:
For the Year Ended June 30	2019	2018
	(in thousands, except percentages)
Provision for income taxes	$16,792	$23,187
Effective income tax rate	23.5%	26.3%
Certain income tax items
Benefit from exercised employee stock options	$(310)	$(3,773)
Mandatory toll charge	(360)	403
Reduction of domestic deferred tax assets	—	2,289
Reduction of foreign deferred tax assets	—	1,156
Recognition of federal and foreign tax credits	(1,417)	(565)
Reclassification from accumulated other comprehensive income	—	527
Release of unrecognized tax benefits	(1,271)	(994)
Total	$(3,358)	$(957)
Provision for income taxes, excluding certain items	$20,150	$24,144
Effective income tax rate, excluding certain items	28.2%	27.4%
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
The recognition of federal and foreign prior-year tax credits resulted from the implementation of the Tax Act.
The reclassification from accumulated other comprehensive income (“AOCI”) reflected the reclassification of income taxes remaining in AOCI, after all related foreign currency derivatives had matured and were completely cleared from AOCI.
Net income
Net income of  $54.7 million for the year ended June 30, 2019, decreased $10.2 million, as compared to net income of $64.9 million for the year ended June 30, 2018. Operating income declined $15.7 million, driven by a decrease in gross profit of  $2.3 million and increased SG&A expenses of $13.4 million, including $6.3 million of restructuring costs. Foreign currency movements resulted in a reduction of foreign currency gains of  $1.0 million. These declines were partially offset by decreased income tax expense of $6.4 million. The year ended June 30, 2018 included additional income tax expense from the initial application of the comprehensive U.S. income tax legislation and certain other items.
Adjusted EBITDA
Adjusted EBITDA of  $118.0 million for the year ended June 30, 2019, decreased $10.9 million, or 8%, as compared to the year ended June 30, 2018. Animal Health Adjusted EBITDA declined $5.9 million compared to the prior year. Volume declines in the nutritional specialty and vaccine categories were partially offset by year over year international volume growth and favorable unit costs and product mix in MFAs and other. Investments in organization and business development were offset by close control of other spending and a reduction in variable compensation. Mineral Nutrition Adjusted EBITDA decreased $2.9 million, or 15%, due to the effect of unfavorable product mix and constrained pricing in a competitive environment. Performance Products Adjusted EBITDA increased $2.8 million, primarily due to sales volume growth, favorable product mix and manufacturing efficiencies. Corporate expenses increased $5.0 million due to increased business development expenses and public company costs associated with strengthening and testing of controls over financial reporting, partially offset by a reduction in variable compensation.
Comparison of the years ended June 30, 2018 and 2017
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
Provision for income taxes
In December 2017, the United States government enacted comprehensive income tax legislation (the “Tax Act”). The Tax Act made broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate from 35% to 21%, creating a territorial tax system that includes a one-time mandatory transition tax on previously deferred foreign earnings and changes to business-related exclusions, deductions and credits. Our provision for income taxes reflects a statutory 28.1% weighted-average federal income tax rate for our fiscal year ending 2018. The Tax Act also has consequences related to our international operations.
As of June 30, 2018, we recorded provisional amounts for the effects of the Tax Act. As such, we could adjust such amounts in the future if additional new information so requires.

The provision for income taxes, effective income tax rate and certain income tax items for the years ended June 30, 2018 and 2017, are reflected in the table below:
For the Year Ended June 30	2018	2017
	(in thousands, except percentages)
Provision for income taxes	$23,187	$15,928
Effective income tax rate	26.3%	19.8%
Certain income tax items
Benefit from exercised employee stock options .	$(3,773)	$(3,096)
Mandatory toll charge	403	—
Reduction of domestic deferred tax assets	2,289	—
Reduction of foreign deferred tax assets	1,156	—
Recognition of foreign tax credits	(565)	—
Reclassification from accumulated other comprehensive income	527	—
Release of unrecognized tax benefits	(994)	(500)
Release of foreign valuation allowance	—	(4,118)
Total	$(957)	$(7,714)
Provision for income taxes, excluding certain items	$24,144	$23,642
Effective income tax rate, excluding certain items	27.4%	29.3%
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
				Change
For the Year Ended June 30	2019	2018	2017	2019/2018	2018/2017
	(in thousands)
Cash provided by/(used in):
Operating activities	$47,169	$70,008	$98,385	$(22,839)	$(28,377)
Investing activities	(14,133)	(84,612)	(21,942)	70,479	(62,670)
Financing activities	(4,107)	(11,775)	(53,738)	7,668	41,963
Effect of exchange-rate changes on cash and cash equivalents	(524)	(536)	(227)	12	(309)
Net increase/(decrease) in cash and cash equivalents	$28,405	$(26,915)	$22,478	$55,320	$(49,393)
Net cash provided (used) by operating activities was comprised of:
				Change
For the Year Ended June 30	2019	2018	2017	2019/2018	2018/2017
	(in thousands)
EBITDA	$110,845	$126,923	$121,450	$(16,078)	$5,473
Adjustments
Restructuring costs	6,281	—	—	6,281	—
Stock-based compensation	2,259	334	—	1,925	334
Acquisition-related cost of goods sold	—	1,671	—	(1,671)	1,671
Acquisition-related accrued compensation	—	1,152	1,680	(1,152)	(528)
Acquisition-related transaction costs	213	400	1,274	(187)	(874)
Acquisition-related other, net	—	(468)	(972)	468	504
Other, net	(1,506)	—	—	(1,506)	—
Pension settlement cost	—	—	1,702	—	(1,702)
Gain on insurance settlement	—	—	(7,500)	—	7,500
Foreign currency (gains) losses, net	(55)	(1,054)	(113)	999	(941)
Loss on extinguishment of debt	—	—	2,598	—	(2,598)
Interest paid	(12,250)	(11,208)	(14,600)	(1,042)	3,392
Income taxes paid	(16,215)	(15,191)	(14,762)	(1,024)	(429)
Changes in operating assets and liabilities and other items	(42,190)	(32,151)	1,402	(10,039)	(33,553)
Cash provided by insurance settlement	—	—	7,500	—	(7,500)
Cash used for acquisition-related transaction costs	(213)	(400)	(1,274)	187	874
Net cash provided by operating activities	$47,169	$70,008	$98,385	$(22,839)	$(28,377)

Certain amounts may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $47.2 million for the year ended June 30, 2019. Cash provided by net income, adjusted for the effect of non-cash charges, was partially offset by $35.9 million of cash used in the ordinary course of business for changes in operating assets and liabilities. Accounts receivable used $23.7 million of cash, primarily due to the timing of sales and collections in international regions. Increased inventories used $21.0 million of cash due to the timing of sales, purchases and production, primarily in our Animal Health segment. Prepaid expenses and other current assets used $7.5 million of cash due to the timing of payments. Cash used was partially offset by $16.2 million of cash provided by accounts payable and accrued expenses, including $5.6 million of accrued restructuring costs.
For the year ended June 30, 2018, net cash provided by operating activities was $70.0 million. Cash provided by net income, adjusted for the effect of non-cash charges, was partially offset by $33.9 million of cash used in the ordinary course of business for changes in operating assets and liabilities. Increased inventories used $24.3 million of cash due to increased commodity costs of mineral nutrition products and the timing of sales, purchases and production of inventory in our Animal Health segment. In addition, the increase in accounts receivable of  $11.9 million was primarily due to sales growth during the fourth quarter compared with the prior year.
Investing activities
Net cash used in investing activities was $14.1 million for the year ended June 30, 2019. Capital expenditures were $29.9 million as we invested in our existing asset base and for capacity expansion and productivity improvements. Cash used for business acquisitions was $9.8 million. Maturities of short-term investments provided $26.0 million of cash.
Net cash used in investing activities was $84.6 million for the year ended June 30, 2018. We purchased $50.0 million of short-term investments. We used $18.6 million for capital expenditures as we invested in our existing asset base and for capacity expansion and productivity improvements. We used $15.0 million for the acquisition of a business. Other investing activities used $1.0 million of cash.
Financing activities
Net cash used by financing activities was $4.1 million for the year ended June 30, 2019. We paid $18.6 million in dividends to holders of our Class A and Class B common stock. We paid $12.6 million in scheduled debt and other requirements. Net borrowings on our Revolver provided cash of  $26.0 million and the issuance of common shares related to the exercise of employee stock options provided cash of $1.1 million.
Net cash used by financing activities was $11.8 million for the year ended June 30, 2018. We paid $16.1 million in dividends to holders of our Class A and Class B common stock. We paid $6.4 million in scheduled debt and other requirements. Net borrowings on our Revolver provided cash of  $5.0 million and the issuance of common shares related to the exercise of employee stock options provided cash of $5.7 million.
Liquidity and capital resources
We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. Our operating plan projects adequate liquidity throughout the year. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing. In addition, our debt covenants may restrict our ability to invest. During the year ended June 30, 2019, we spent $29.3 million on capital expenditures. We expect our capital expenditures will total approximately $45 million in the year ending June 30, 2020, primarily in our Animal Health segment, including for the expansion of production capacity, manufacturing efficiencies and compliance with environmental, health and safety regulations. We utilized availability under the Revolver to fund $55 million cash paid for the acquisition of Osprey Biotechnics in August 2019.

Certain relevant measures of our liquidity and capital resources follow:
				Change
As of June 30	2019	2018	2017	2019/2018	2018/2017
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$81,573	$79,168	$56,083	$2,405	$23,085
Working capital	242,902	205,651	198,036	37,251	7,615
Ratio of current assets to current liabilities	2.71:1	2.57:1	2.81:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At June 30, 2019, we had $96.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $3.0 million, leaving $151.0 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of  $0.12 per share on Class A common stock and Class B common stock that is payable on September 25, 2019. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
At June 30, 2019, our cash and cash equivalents and short-term investments included $80.2 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. The undistributed earnings of foreign subsidiaries were subject to the U.S. one-time mandatory toll charge and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. If amounts are repatriated for certain of our foreign subsidiaries we could be subject to applicable non-U.S. income and withholding taxes in international jurisdictions. We consider undistributed earnings of such foreign subsidiaries to be indefinitely reinvested in our international operations.
Analysis of the consolidated balance sheets
				Change
As of June 30	2019	2018	2017	2019/2018	2018/2017
	(in thousands)
Accounts receivable–trade	$159,022	$135,742	$125,847	$23,280	$9,895
DSO	70	58	58
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
				Change
As of June 30	2019	2018	2017	2019/2018	2018/2017
	(in thousands)
Inventories	$198,322	$178,170	$161,233	$20,152	$16,937
Inventory increased by $20.2 million in 2019, primarily due to timing of sales, purchases and production of inventory in our Animal Health segment and additional inventory in our Performance Products segment to meet projected customer demand.

Contractual obligations
Payments due under contractual obligations as of June 30, 2019, were:
	Years
	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total
	(in thousands)
Long-term debt (including current portion)	$12,540	$218,750	$—	$—	$231,290
Revolving credit facility	—	96,000	—	—	96,000
Interest payments	12,100	22,261		—	34,361
Lease commitments	5,815	7,351	2,309	765	16,240
Acquisition-related consideration	70	140	140	140	490
Other	1,990	792	198	—	2,980
Total contractual obligations	$32,515	$345,294	$2,647	$905	$381,361
For purposes of estimating interest payments, we assumed long-term debt will decrease in accordance with the scheduled payments and the Revolver continues unchanged at the June 30, 2019, balance. We assumed future interest rates are the same as the rates at June 30, 2019.
Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $7.1 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the periods in which the liability will be realized.
Our Board of Directors declared a cash dividend of  $0.12 per share on Class A common stock and Class B common stock, representing $4.9 million, payable on September 25, 2019.
The Company expects to contribute approximately $0.7 million to the domestic pension plan during 2020.
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

Selected Quarterly Financial Data (Unaudited)
To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2019 and 2018. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.
	Quarters				Year
For the Periods Ended	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	June 30, 2019
	(in thousands)
Net sales
MFAs and other	$87,004	$93,054	$84,095	$86,315	$350,468
Nutritional Specialties	26,970	29,460	28,227	28,558	113,215
Vaccines	17,215	17,048	16,867	17,161	68,291
Animal Health	$131,189	$139,562	$129,189	$132,034	$531,974
Mineral Nutrition	54,838	62,319	60,653	55,972	233,782
Performance Products	14,126	16,342	15,894	15,877	62,239
Total net sales	200,153	218,223	205,736	203,883	827,995
Cost of goods sold	134,348	149,579	140,864	138,580	563,371
Gross profit	65,805	68,644	64,872	65,303	264,624
Selling, general and administrative expenses	42,952	42,938	42,304	53,204	181,398
Operating income	22,853	25,706	22,568	12,099	83,226
Interest expense, net	2,783	3,015	2,931	3,047	11,776
Foreign currency (gains) losses, net	(2,635)	2,617	122	(159)	(55)
Income before income taxes	22,705	20,074	19,515	9,211	71,505
Provision for income taxes	6,391	5,326	4,666	409	16,792
Net income	$16,314	$14,748	$14,849	$8,802	$54,713
Net income per share
basic	$0.40	$0.37	$0.37	$0.22	$1.35
diluted	$0.40	$0.36	$0.37	$0.22	$1.35
Adjusted EBITDA
Animal Health	$35,716	$35,925	$33,241	$31,167	$136,049
Mineral Nutrition	2,563	4,084	5,287	3,778	15,712
Performance Products	716	1,514	1,330	1,168	4,728
Corporate	(8,886)	(9,918)	(9,850)	(9,798)	(38,452)
Adjusted EBITDA	$30,109	$31,605	$30,008	$26,315	$118,037
Reconciliation of net income to Adjusted EBITDA
Net income	$16,314	$14,748	$14,849	$8,802	$54,713
Interest expense, net	2,783	3,015	2,931	3,047	11,776
Provision for income taxes	6,391	5,326	4,666	409	16,792
Depreciation and amortization	6,691	6,841	6,875	7,157	27,564
EBITDA	32,179	29,930	29,321	19,415	110,845
Restructuring costs	—	—	—	6,281	6,281
Stock-based compensation	565	564	565	565	2,259
Acquisition-related transaction costs	—	—	—	213	213
Other	—	(1,506)	—	—	(1,506)
Foreign currency (gains) losses, net	(2,635)	2,617	122	(159)	(55)
Adjusted EBITDA	$30,109	$31,605	$30,008	$26,315	$118,037

	Quarters				Year
For the Periods Ended	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	June 30, 2018
	(in thousands)
Net sales
MFAs and other	$79,603	$82,018	$82,935	$92,110	$336,666
Nutritional Specialties	30,777	32,623	31,366	28,212	122,978
Vaccines	18,461	18,204	18,009	17,409	72,083
Animal Health	$128,841	$132,845	$132,310	$137,731	$531,727
Mineral Nutrition	52,073	59,616	62,938	60,295	234,922
Performance Products	12,498	13,415	13,660	13,760	53,333
Total net sales	193,412	205,876	208,908	211,786	819,982
Cost of goods sold	130,030	138,957	139,839	144,277	553,103
Gross profit	63,382	66,919	69,069	67,509	266,879
Selling, general and administrative expenses	40,995	42,981	42,577	41,400	167,953
Operating income	22,387	23,938	26,492	26,109	98,926
Interest expense, net	3,118	3,050	3,064	2,678	11,910
Foreign currency (gains) losses, net	325	(323)	(960)	(96)	(1,054)
Income before income taxes	18,944	21,211	24,388	23,527	88,070
Provision for income taxes	3,052	14,179	4,548	1,408	23,187
Net income	$15,892	$7,032	$19,840	$22,119	$64,883
Net income per share
basic	$0.40	$0.17	$0.49	$0.55	$1.61
diluted	$0.39	$0.17	$0.49	$0.55	$1.61
Adjusted EBITDA
Animal Health	$33,742	$35,036	$36,292	$36,844	$141,914
Mineral Nutrition	3,716	5,614	5,375	3,878	18,583
Performance Products	248	264	386	983	1,881
Corporate	(7,589)	(8,436)	(8,650)	(8,745)	(33,420)
Adjusted EBITDA	$30,117	$32,478	$33,403	$32,960	$128,958
Reconciliation of net income to Adjusted EBITDA
Net income	$15,892	$7,032	$19,840	$22,119	$64,883
Interest expense, net	3,118	3,050	3,064	2,678	11,910
Provision for income taxes	3,052	14,179	4,548	1,408	23,187
Depreciation and amortization	6,644	6,631	6,751	6,917	26,943
EBITDA	28,706	30,892	34,203	33,122	126,923
Acquisition-related cost of goods sold	249	1,422	—	—	1,671
Acquisition-related accrued compensation	437	487	160	68	1,152
Acquisition-related transaction costs	400	—	—	—	400
Acquisition-related other, net	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	334	334
Foreign currency (gains) losses, net	325	(323)	(960)	(96)	(1,054)
Adjusted EBITDA	$30,117	$32,478	$33,403	$32,960	$128,958

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
We consider business restructuring activities related to productivity and cost saving initiatives, including termination of a contract manufacturing agreement and employee separation costs, to be unusual items that we do not expect to occur as part of our normal business on a regular basis. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.
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

Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. We recognize an impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. During the three months ended June 30, 2017, we determined that certain intangible assets related to technology within the Animal Health segment were impaired, based on changes to future product sales assumptions, and recorded an impairment charge of approximately $0.7 million as a component of selling, general and administrative expenses in our consolidated statements of operations. There were no significant asset impairments or changes in estimated remaining useful lives of our long-lived or amortizable intangible assets in fiscal years 2019 or 2018.
We periodically review our indefinite life intangible assets associated with acquired IPR&D for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. During the fourth quarter of each year, or more frequently if impairment indicators exist, we perform an annual impairment assessment. During the three months ended June 30, 2017, we determined that certain IPR&D within the Animal Health segment was impaired, based on changes to future product sales assumptions, and recorded an impairment charge of approximately $1.6 million as a component of selling, general and administrative expenses in our consolidated statements of operations. We did not record any impairment charges related to indefinite-lived intangible assets in fiscal years 2019 or 2018.
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2019, we tested goodwill using a quantitative approach, which involved estimating fair values of reporting units using the discounted cash flow method. We determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3.3 million equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
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
Pension Liabilities
The measurement of our pension and postretirement benefit obligations are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future contributions and expenses. The Company reassesses its benefit plan assumptions on a regular basis. The discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At June 30, 2019, the discount rate for the Company’s U.S. pension plan benefit obligations was 3.6% compared to 4.2% at June 30, 2018. The expected rate of return on plan assets of 4.9% represents the average rate of return expected to be earned on plan assets over the period the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets.
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
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange risk
Portions of our net sales and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 75 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. Because we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar could affect our revenue and expenses, and consequently, net income. Exchange rate fluctuations may also have an effect beyond our reported financial results and directly affect operations. These fluctuations may affect the ability to buy and sell our goods and services in markets affected by significant exchange rate variances.
Our primary foreign currency exposures are to the Brazilian and Israeli currencies. From time to time, we manage foreign exchange risk through the use of foreign currency derivative contracts. We use these contracts to mitigate the potential earnings effects from exposure to foreign currencies.
We analyzed our foreign currency derivative contracts at June 30, 2019 to determine their sensitivity to exchange rate changes. The analysis indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would decrease by $0.4 million or increase by $0.9 million. For additional details, see “Notes to Consolidated Financial Statements—Derivatives.”
Interest rate risk
Substantially all of our outstanding debt is floating rate debt. Our Credit Facilities carry floating interest rates based on LIBOR and the Prime Rate; therefore, our profitability and cash flows are exposed to interest rate fluctuations. In July 2017, we entered into an interest rate swap agreement on $150 million of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt, to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrent with the Credit Agreement. The interest rate swap agreement has been designated as a highly effective cash flow hedge.
Based on our outstanding debt balances as of June 30, 2019, and considering the interest rate swap agreement, a 100 basis point increase in LIBOR would increase annual interest expense and decrease cash flows by $1.8 million. For additional details, see “Notes to the Consolidated Financial Statements—Debt” and “Notes to the Consolidated Financial Statements—Derivatives”.

Item 8.
Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Phibro Animal Health Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Phibro Animal Health Corporation and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to: (i) the Company not maintaining an effective control environment due to a lack of sufficient resources with an appropriate level of accounting knowledge, experience and training commensurate with its financial reporting requirements, which contributed to material weaknesses related to: (ii) the Company not designing and maintaining effective internal controls to ensure processing and reporting of valid transactions is complete, accurate, and timely and (iii) the Company not maintaining effective internal control that restricts access to key financial systems and records to appropriate users and ensures that appropriate segregation of duties is maintained.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 27, 2019

We have served as the Company’s auditor since 1998.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended June 30	2019	2018	2017
	(in thousands, except per share amounts)
Net sales	$827,995	$819,982	$764,281
Cost of goods sold	563,371	553,103	516,038
Gross profit	264,624	266,879	248,243
Selling, general and administrative expenses	181,398	167,953	150,309
Operating income	83,226	98,926	97,934
Interest expense, net	11,776	11,910	14,906
Foreign currency (gains) losses, net	(55)	(1,054)	(113)
Loss on extinguishment of debt	—	—	2,598
Income before income taxes	71,505	88,070	80,543
Provision for income taxes	16,792	23,187	15,928
Net income	$54,713	$64,883	$64,615
Net income per share
basic	$1.35	$1.61	$1.63
diluted	$1.35	$1.61	$1.61
Weighted average common shares outstanding
basic	40,412	40,181	39,524
diluted	40,523	40,385	40,042
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended June 30	2019	2018	2017
	(in thousands)
Net income	$54,713	$64,883	$64,615
Change in fair value of derivative instruments	(5,580)	2,300	31
Foreign currency translation adjustment	(4,127)	(23,542)	(1,652)
Unrecognized net pension gains (losses)	(1,837)	(154)	12,918
(Provision) benefit for income taxes	1,846	350	(4,949)
Other comprehensive income (loss)	(9,698)	(21,046)	6,348
Comprehensive income	$45,015	$43,837	$70,963
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30	2019	2018
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$57,573	$29,168
Short-term investments	24,000	50,000
Accounts receivable, net	159,022	135,742
Inventories, net	198,322	178,170
Other current assets	27,245	22,381
Total current assets	466,162	415,461
Property, plant and equipment, net	140,235	130,108
Intangibles, net	47,478	51,978
Goodwill	27,348	27,348
Other assets	45,448	46,784
Total assets	$726,671	$671,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$12,540	$12,579
Accounts payable	73,189	59,498
Accrued expenses and other current liabilities	68,498	71,144
Total current liabilities	154,227	143,221
Revolving credit facility	96,000	70,000
Long-term debt	217,635	229,802
Other liabilities	42,794	43,702
Total liabilities	510,656	486,725
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,287,574 and 19,992,204 shares issued and outstanding at June 30, 2019 and 2018, respectively; 30,000,000 Class B shares authorized, 20,166,034 and 20,365,504 shares issued and outstanding at June 30, 2019 and 2018, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	133,266	129,873
Retained earnings	168,926	131,560
Accumulated other comprehensive income (loss)	(86,181)	(76,483)
Total stockholders’ equity	216,015	184,954
Total liabilities and stockholders’ equity	$726,671	$671,679
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended June 30	2019	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$54,713	$64,883	$64,615
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	27,564	26,943	26,001
Amortization of debt issuance costs and debt discount	882	883	1,015
Stock-based compensation	2,259	334	—
Acquisition-related items	—	3,908	2,081
Pension settlement cost	—	—	1,702
Deferred income taxes	(105)	6,389	(28)
Foreign currency (gains) losses, net	(1,899)	(635)	(867)
Other	(302)	1,181	765
Loss on extinguishment of debt	—	—	2,598
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(23,679)	(11,900)	(2,765)
Inventories, net	(20,982)	(24,292)	5,432
Other current assets	(7,173)	134	(3,012)
Other assets	(299)	(152)	(1,504)
Accounts payable	12,092	2,446	(3,119)
Accrued expenses and other liabilities	4,098	(114)	5,471
Net cash provided by operating activities	47,169	70,008	98,385
INVESTING ACTIVITIES
Purchases of short-term investments	(34,000)	(82,000)	—
Maturities of short-term investments	60,000	32,000	—
Capital expenditures	(29,891)	(18,548)	(20,880)
Business acquisitions	(9,838)	(15,000)	—
Other, net	(404)	(1,064)	(1,062)
Net cash used by investing activities	(14,133)	(84,612)	(21,942)
FINANCING ACTIVITIES
Revolving credit facility borrowings	213,000	225,000	230,500
Revolving credit facility repayments	(187,000)	(220,000)	(234,500)
Proceeds from long-term debt	—	—	250,000
Payments of long-term debt, capital leases and other	(12,649)	(6,401)	(285,527)
Issuance of acquisition note payable	3,775	—	—
Payment of acquisition note payable	(3,775)	—	—
Debt issuance costs	—	—	(3,925)
Proceeds from common shares issued	1,134	5,699	5,541
Dividends paid	(18,592)	(16,073)	(15,827)
Net cash used by financing activities	(4,107)	(11,775)	(53,738)
Effect of exchange rate changes on cash	(524)	(536)	(227)
Net increase (decrease) in cash and cash equivalents	28,405	(26,915)	22,478
Cash and cash equivalents at beginning of period	29,168	56,083	33,605
Cash and cash equivalents at end of period	$57,573	$29,168	$56,083
Supplemental cash flow information
Interest paid	$12,250	$11,208	$14,600
Income taxes paid, net	16,215	15,191	14,762
Non-cash investing and financing activities
Property, plant and equipment and capital lease additions	2,890	8,449	1,550
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
As of June 30, 2016	39,407,568	$4	$—	$118,299	$33,962	$(61,785)	$90,480
Comprehensive income (loss)	—	—	—	—	64,615	6,348	70,963
Exercise of stock options	468,400	—	—	5,541	—	—	5,541
Dividends declared ($0.40 per share)	—	—	—	—	(15,827)	—	(15,827)
As of June 30, 2017	39,875,968	$4	$—	$123,840	$82,750	$(55,437)	$151,157
Comprehensive income (loss)	—	—	—	—	64,883	(21,046)	43,837
Exercise of stock options	481,740	—	—	5,699	—	—	5,699
Dividends declared ($0.40 per share)	—	—	—	—	(16,073)	—	(16,073)
Stock-based compensation expense	—	—	—	334	—	—	334
As of June 30, 2018	40,357,708	$4	$—	$129,873	$131,560	$(76,483)	$184,954
Adoption of new revenue standard	—	—	—	—	1,245	—	1,245
Comprehensive income (loss)	—	—	—	—	54,713	(9,698)	45,015
Exercise of stock options	95,900	—	—	1,134	—	—	1,134
Dividends declared ($0.46 per share)	—	—	—	—	(18,592)	—	(18,592)
Stock-based compensation expense	—	—	—	2,259	—	—	2,259
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
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
Risks and Uncertainties
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
An outbreak of disease carried by food animals, which could lead to the widespread death or precautionary destruction of food animals as well as reduced consumption and demand for animal protein, could adversely affect demand for our products. Such occurrences could have a material adverse effect on our financial condition, results of operations and cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revenue Recognition
We recognize revenue from product sales when control of the product has transferred to the customer, typically when title and risk of loss transfer to the customer. Certain of our businesses have terms where control of the underlying product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery.
Revenue reflects the total consideration to which we expect to be entitled in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration primarily use the most-likely amount method. Such estimates are generally based on contractual terms and historical experience, and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of variable compensation. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.
Net sales include shipping and handling fees billed to customers. The associated costs are considered fulfillment activities and are included in costs of goods sold in the consolidated statements of operations when the related revenue is recognized. Net sales exclude value-added and other taxes based on sales.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 31% and 24% of accounts receivable at June 30, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined principally under weighted average and standard cost methods, which approximate first-in, first-out (FIFO) cost. Obsolete and unsalable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Long-Lived Assets and Goodwill
We periodically review our long-lived and amortizable intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would affect the amount of depreciation and amortization recorded in the consolidated statements of operations. During 2017, we determined that certain intangible assets related to technology within the Animal Health segment were impaired, based on changes to future product sales assumptions, and recorded an impairment charge of  $713 as a component of selling, general and administrative expenses in our consolidated statements of operations. There were no significant asset impairments and no changes in estimated remaining useful lives of our long-lived or amortizable intangible assets in 2019 or 2018.
We periodically review our indefinite-lived intangible assets associated with acquired IPR&D for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. We assess IPR&D for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. During 2017, we determined that certain IPR&D within the Animal Health segment was impaired, based on changes to future product sales assumptions, and recorded an impairment charge of  $1,579 as a component of selling, general and administrative expenses in our consolidated statements of operations. There were no impairment charges related to indefinite-lived intangible assets in 2019 or 2018.
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2019, we tested goodwill using a quantitative approach, which involved estimating fair values of reporting units using the discounted cash flow method. We determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Derivative Financial Instruments
We record all derivative financial instruments on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded in results of operations or other comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if so, the type of hedge transaction. Gains and losses on derivative instruments designated and effective as part of a hedge transaction are included in the results of operations in the periods in which operations are affected by the underlying hedged item.
From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. As of June 30, 2019, we used (i) foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates on forecasted inventory purchases, and (ii) an interest rate swap on $150 million of notional principal to manage future cash flow exposure resulting from variable interest rates on that amount of debt. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We do not engage in trading or other speculative uses of financial instruments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
For the Year Ended June 30	2019	2018	2017
Net income	$54,713	$64,883	$64,615
Weighted average number of shares–basic	40,412	40,181	39,524
Dilutive effect of stock options and restricted stock units	111	204	518
Weighted average number of shares–diluted	40,523	40,385	40,042
Net income per share
basic	$1.35	$1.61	$1.63
diluted	$1.35	$1.61	$1.61
New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, modifies existing disclosure requirements for defined benefit pension and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, modifies existing disclosure requirements for fair value measurement. This ASU is effective for fiscal years beginning after December 15, 2019. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income allows reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects related to adjustments resulting from the United States Tax Cuts and Jobs Act. This ASU is effective for our consolidated financial statements beginning July 1, 2019. We do not expect adoption of this guidance to have a material effect on our consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, provides specific guidance for the classification of certain transactions within the statement of cash flows. We adopted this guidance during the three months ended September 30, 2018, and it did not have a material effect on our consolidated financial statements.
ASU 2016-02, Leases (Topic 842), supersedes the current lease accounting guidance, requires an entity to recognize assets and liabilities on the balance sheet for both financing and operating leases and requires additional qualitative and quantitative disclosures regarding leasing arrangements. This ASU and its amendments are effective for our consolidated financial statements beginning July 1, 2019. The new standard requires a modified retrospective method. We have substantially completed the evaluation of our lease contracts, accounting policy elections and the impact of adoption on our consolidated financial statements. Adoption of the new standard will increase the assets and liabilities reported on our consolidated balance sheet. Adoption of the new standard will not materially affect the amount of lease expense recognized in the consolidated statements of operations.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for the recognition of revenue from contracts with customers. The underlying principle is to identify the performance obligations of a contract, allocate the revenue to each performance obligation and then to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The effect of initial adoption of the new standard resulted in the following changes to our consolidated balance sheet:
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
The current year effect of the adoption of the new standard resulted in the following changes to our consolidated balance sheet and consolidated statement of operations:
As of June 30, 2019	Effect of adoption	As reported
Other current assets	$225	$27,245
Other assets	225	45,448
Other liabilities	(216)	42,794
Retained earnings	$666	$168,926
For the Year Ended June 30, 2019	Effect of adoption	As reported
Net sales	$793	$827,995
Provision for income taxes	127	16,792
Net income	$666	$54,713
For changes to our policy resulting from the adoption of ASU 2014-09, see “—Summary of Significant Accounting Policies and New Accounting Standards—Revenue Recognition.” See “Statements of Operations—Additional Information” for our disclosures regarding disaggregated revenue, deferred revenue and customer payment terms.
3.
Statements of Operations—Additional Information

Disaggregated revenue, deferred revenue and customer payment terms
We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle and aquaculture. The products help prevent, control and treat diseases, enhance nutrition to help improve health and contribute to balanced mineral nutrition. The animal health and mineral nutrition products are sold directly to integrated poultry, swine and cattle integrators and through commercial animal feed manufacturers, wholesalers and distributors. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused in regions where the majority of livestock production is consolidated in large commercial farms.
We have a diversified portfolio of products that are classified within our three business segments—Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Animal Health
The Animal Health business develops, manufactures and markets products in three main categories:
•
MFAs and Other:   MFAs and other products primarily consist of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products.

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

Mineral Nutrition
The Mineral Nutrition business is comprised of formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. The customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, swine and beef and dairy cattle.
Performance Products
The Performance Products business manufactures and markets a number of specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.
The following tables present our revenues disaggregated by major product category and geographic region:
Net Sales by Product Type
For the Year Ended June 30	2019	2018	2017
Animal Health
MFAs and other	$350,468	$336,666	$321,430
Nutritional specialties	113,215	122,978	111,282
Vaccines	68,291	72,083	65,033
Total Animal Health	$531,974	$531,727	$497,745
Mineral Nutrition	233,782	234,922	218,298
Performance Products	62,239	53,333	48,238
Total	$827,995	$819,982	$764,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Sales by Region
For the Year Ended June 30	2019	2018	2017
United States	$480,101	$490,880	$483,794
Latin America and Canada	152,380	143,231	113,187
Europe, Middle East and Africa	105,365	110,377	95,838
Asia Pacific	90,149	75,494	71,462
Total	$827,995	$819,982	$764,281
Net sales by region are based on country of destination.
Deferred revenue was $5,464 and $4,530 as of June 30, 2019 and June 30, 2018, respectively. Accrued expenses and other current liabilities included $965 and $508 of the total deferred revenue as of June 30, 2019 and June 30, 2018, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand alone sales prices of the individual products or services.
Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 to 70 days after the revenue is recognized.
For the Year Ended June 30	2019	2018	2017
Interest expense, net
Term loan	$8,553	$8,321	$11,482
Revolving credit facility	3,748	2,777	2,897
Amortization of debt issuance costs and debt discount	882	883	1,015
Acquisition-related accrued interest	—	1,085	1,373
Other	494	537	105
Interest expense	13,677	13,603	16,872
Interest (income)	(1,901)	(1,693)	(1,966)
	$11,776	$11,910	$14,906

For the Year Ended June 30	2019	2018	2017
Depreciation and amortization
Depreciation of property, plant and equipment	$21,423	$21,044	$19,916
Amortization of intangible assets	6,092	5,851	5,950
Amortization of other assets	49	48	135
	$27,564	$26,943	$26,001
Depreciation of property, plant and equipment includes amortization of capitalized software costs of  $1,217, $1,519 and $2,199 during 2019, 2018 and 2017, respectively.
Amortization of intangible assets as of June 30, 2019, is expected to be $6,033, $5,487, $5,381, $5,380, $5,161 and $18,236 for 2020, 2021, 2022, 2024, 2025 and thereafter, respectively.
For the Year Ended June 30	2019	2018	2017
Research and development expenditures	$12,083	$9,998	$9,442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.
Balance Sheets—Additional Information

As of June 30	2019	2018
Accounts receivable, net
Trade accounts receivable	$163,464	$141,999
Allowance for doubtful accounts	(4,442)	(6,257)
	$159,022	$135,742

As of June 30	2019	2018	2017
Allowance for doubtful accounts
Balance at beginning of period	$6,257	$6,428	$4,953
Provision for bad debts	(201)	166	1,412
Effect of changes in exchange rates	38	(215)	159
Bad debt write-offs	(1,500)	—	—
Bad debt recovery	(152)	(122)	(96)
Balance at end of period	$4,442	$6,257	$6,428

As of June 30	2019	2018
Inventories
Raw materials	$64,441	$62,373
Work-in-process	10,699	14,731
Finished goods	123,182	101,066
	$198,322	$178,170

As of June 30	2019	2018
Property, plant and equipment, net
Land	$10,152	$10,140
Buildings and improvements	71,036	68,769
Machinery and equipment	252,097	227,092
	333,285	306,001
Accumulated depreciation	(193,050)	(175,893)
	$140,235	$130,108
Certain facilities in Israel are on leased land. The leases expire in 2023, 2035 and 2062.
Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of  $3,475 and $2,700 at June 30, 2019 and 2018, respectively.
Machinery and equipment includes construction-in-progress of  $15,630 and $7,783 at June 30, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	Weighted- Average Useful Life (Years)	2019	2018
Intangibles, net
Cost
Technology	13	$71,016	$69,475
Product registrations, marketing and distribution rights	9	17,858	17,902
Customer relationships	13	12,194	12,211
Trade names, trademarks and other	5	2,740	2,740
In-process research and development		1,800	1,800
		105,608	104,128
Accumulated amortization
Technology		(29,333)	(23,937)
Product registrations, marketing and distribution rights		(17,811)	(17,902)
Customer relationships		(8,282)	(7,614)
Trade names, trademarks and other		(2,704)	(2,697)
		(58,130)	(52,150)
		$47,478	$51,978

As of June 30	2019	2018
Goodwill roll-forward
Balance at beginning of period	$27,348	$23,982
Acquisition	—	5,642
Translation	—	(2,276)
Balance at end of period	$27,348	$27,348
In August 2019, we acquired the business and assets of Osprey Biotechnics, Inc. (“Osprey”). Osprey is a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. Osprey also produces key components of our recently launched Provia PrimeTM direct fed microbial product for poultry. We acquired all assets used in Osprey’s business, including intellectual property, working capital and property, plant and equipment, for an aggregate cash payment at closing of  $55,000, subject to certain customary adjustments. The agreement also includes a future additional payment to be determined based on Osprey’s EBITDA for the year ending June 30, 2021. The additional payment will be no less than $4,840. We funded the acquisition through the Revolver.
We will account for the acquisition as a business combination in accordance with ASC No. 805, “Business Combinations,” and will include the business in the Animal Health segment. We are evaluating the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
In September 2017, we acquired a business for $15,000. The business develops, manufactures and markets animal health products. We accounted for the acquisition as a business combination in accordance with ASC 805, “Business Combinations.” Net assets acquired included working capital, property, plant and equipment, intangible assets and goodwill. Goodwill is not deductible for income tax purposes. The business is included in the Animal Health segment.
We have not provided pro forma information giving effect to the acquisitions because the results of each transaction are not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	2019	2018
Other assets
Equity method investments	$4,196	$3,944
Insurance investments	5,431	5,235
Deferred financing fees	1,531	2,042
Deferred income taxes	16,770	15,424
Deposits	7,024	6,692
Indemnification asset	3,000	3,000
Fair value of derivative	—	5,078
Other	7,496	5,369
	$45,448	$46,784
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,287 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of June 30	2019	2018
Accrued expenses and other current liabilities
Employee related	$28,298	$27,333
Commissions and rebates	8,397	7,341
Insurance-related	1,279	1,168
Professional fees	5,212	4,350
Income and other taxes	6,067	3,610
Acquisition-related consideration	—	12,845
Restructuring costs	3,590	—
Other	15,655	14,497
	$68,498	$71,144
During the three months ended June 30, 2019, we recorded pre-tax charges of  $6,281 for business restructuring activities related to productivity and cost saving initiatives in the Animal Health segment. The charges included $3,500 related to termination of a contract manufacturing agreement and $2,781 for employee separation costs. The charges are included in selling, general and administrative expenses in our consolidated statements of operations. As of June 30, 2019, $691 had been paid, $3,590 was included in accrued expenses and other current liabilities and $2,000 was included in other liabilities. We expect to record an additional charge for employee separation costs of an estimated $1,000 and complete the additional separation actions by December 31, 2019.
In July 2018, we accelerated the closing date and completed the purchase of intellectual property and certain other assets comprising the MJ Biologics, Inc. (“MJB”) business relating to animal vaccines. The Company and MJB had originally agreed to the purchase business combination in January 2015, with a contemplated closing date in January 2021. The final amount due, net of previously paid amounts, was $12,775, including $9,000 paid in July 2018 and $3,775 paid in January 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30	2019	2018
Other liabilities
U.S. pension plan	$3,934	$2,910
International retirement plans	5,133	4,644
Supplemental retirement benefits, deferred compensation and other	7,605	10,792
Long term and deferred income taxes	8,978	9,729
Restructuring costs	2,000	—
Other long term liabilities	15,144	15,627
	$42,794	$43,702

As of June 30	2019	2018
Accumulated other comprehensive income (loss)
Derivative instruments	$(594)	$4,986
Foreign currency translation adjustment	(71,225)	(67,098)
Unrecognized net pension gains (losses)	(20,050)	(18,213)
(Provision) benefit for income taxes on derivative instruments	148	(1,241)
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(2,626)	(3,083)
	$(86,181)	$(76,483)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and, (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. As of June 30, 2019, we were in compliance with the financial covenants.
As of June 30, 2019, we had $96,000 in borrowings under the Revolver and had outstanding letters of credit of  $3,009, leaving $150,991 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt, to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrent with the Credit Agreement. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “—Derivatives.”
As of June 30, 2019, the interest rates for the Revolver and the Term A Loan were 3.90% and 3.50%, respectively. The weighted-average interest rates for the Revolver were 3.86% and 3.20% for the years ended June 30, 2019 and 2018, respectively. The weighted-average interest rates for the Term A Loan were 3.52% and 3.33% for the years ended June 30, 2019 and 2018, respectively.
Foreign Credit Facilities
Our Israel subsidiaries have aggregate credit facilities available of approximately $14,000 (the “Israel Credit Facilities”). As of June 30, 2019, we had no outstanding borrowings or other commitments outstanding under the Israel Credit Facilities. Interest rate elections under the Israel Credit Facilities are LIBOR plus 2.25% or Prime Rate plus 0.50%. The Israel Credit Facilities mature in October 2019 and March 2020.
Long-Term Debt
As of June 30	2019	2018
Term A Loan due June 2022	$231,250	$243,750
Capitalized lease obligations	40	118
	231,290	243,868
Unamortized debt issuance costs and debt discount	(1,115)	(1,487)
	230,175	242,381
Less: current maturities	(12,540)	(12,579)
	$217,635	$229,802

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate Maturities of Long-Term Debt
For the Year Ended June 30
2020	$12,540
2021	18,750
2022	200,000
Total	$231,290
6.
Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2019 and 2018 were:
	2019	2018		2019	2018
As of June 30	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock–Class A	300,000,000	300,000,000	$0.0001	20,287,574	19,992,204
Common stock–Class B	30,000,000	30,000,000	$0.0001	20,166,034	20,365,504
Holders of our Class B common stock converted 199,470 and 261,332 Class B common shares to Class A common shares in 2019 and 2018, respectively.
Common Stock
General
Except as otherwise provided by our amended and restated certificate of incorporation or applicable law, the holders of our Class A common stock and Class B common stock shall vote together as a single class. There are no cumulative voting rights.
Holders of our Class A common stock and Class B common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.
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
Dividends
We declared and paid quarterly cash dividends totaling $18,592 for the year ended June 30, 2019, to holders of our Class A common stock and Class B common stock.
7.
Stock Incentive Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted, and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 4,881,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2019.
Restricted Stock Units
In May 2018, PAHC’s Compensation Committee approved the grant of 250,000 restricted stock units (“RSUs”) to an officer of the Company, pursuant to the Incentive Plan. Each RSU represents the right to receive a share of our common stock upon vesting. A portion of the RSUs are subject to performance-based vesting (the “Performance-Based RSUs”). The Performance-Based RSUs will vest in increments from 15% to 100% based on the 90-day average of the Company’s common stock price from $30 to $80 ending on December 31, 2020. A portion of the RSUs are subject to time-based vesting (the “Time-Based RSUs”). The Time-Based RSUs will vest on December 31, 2020, provided the individual remains employed with the Company or is terminated under a qualifying termination.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Time-Based RSUs is equal to the closing market price of the underlying common stock on the grant date, less the present value of expected dividends over the vesting period.
The following table summarizes the activity related to RSUs:
	RSUs	Grant Date Fair Value per RSU Share	Grant Date Fair Value
Performance-Based RSUs Granted May 2018	200,000	$19.63	$3,926
Time-Based RSUs Granted May 2018	50,000	$41.10	$2,055
Outstanding June 30, 2019 and 2018	250,000	$23.92	$5,981
We will recognize the total grant date fair value of the RSUs as stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense related to RSUs was $2,259 and $334 for the years ended June 30, 2019 and 2018, respectively. We expect stock-based compensation expense related to RSUs will be $$2,259 and $1,129 in 2020 and 2021, respectively.
Stock Options
There was no stock-based compensation expense related to employee stock options in the periods included in the consolidated financial statements. The following table details stock option activity.
	Option Shares	Weighted-Average Exercise Price Per Share
Outstanding, June 30, 2018	95,900	$11.83
Exercised	(95,900)	$11.83
Outstanding, June 30, 2019	—	$—
8.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $1,969, $1,857 and $1,735 during 2019, 2018 and 2017, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
9.
Employee Benefit Plans

Domestic Pension Plan
We maintain a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the plan were as of June 30, 2019, 2018 and 2017.
We amended the plan to eliminate credit for future service and compensation increases, effective September 2016. The amendment resulted in a pension curtailment gain of  $6,822 recorded in other comprehensive income. Separately, we completed a partial settlement of the plan in November 2016 and recognized $1,702 of expense in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the projected benefit obligation, plan assets and funded status of the plan were:
For the Year Ended June 30	2019	2018
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$61,557	$63,260
Interest cost	2,407	2,157
Benefits paid	(1,758)	(2,196)
Actuarial (gain) loss	6,321	(1,664)
Projected benefit obligation at end of year	$68,527	$61,557

For the Year Ended June 30	2019	2018
Change in plan assets
Fair value of plan assets at beginning of year	$58,648	$57,110
Actual return on plan assets	6,860	965
Employer contributions	842	2,768
Benefits paid	(1,757)	(2,195)
Fair value of plan assets at end of year	$64,593	$58,648
Funded status at end of year	$(3,934)	$(2,909)
The funded status is included in other liabilities in the consolidated balance sheets.
The Company expects to contribute approximately $670 to the plan during 2020. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities.
Accumulated other comprehensive income (loss) related to the plan was:
For the Year Ended June 30	2019	2018
Accumulated Other Comprehensive Income (Loss) Related to Pension Plan
Balance at beginning of period	$(18,213)	$(18,059)
Amortization of net actuarial loss	465	453
Current period net actuarial (loss) gain	(2,302)	(607)
Net change	(1,837)	(154)
Balance at end of period	$(20,050)	$(18,213)
Amortization of unrecognized net actuarial loss will be approximately $485 during 2020.
Net periodic pension expense was:
For the Year Ended June 30	2019	2018	2017
Service cost–benefits earned during the year	$—	$—	$845
Interest cost on benefit obligation	2,407	2,157	2,045
Expected return on plan assets	(2,842)	(3,236)	(3,389)
Amortization of net actuarial loss	465	453	672
Curtailment expense	—	—	16
Settlement expense	—	—	1,702
Net periodic pension expense	$30	$(626)	$1,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant actuarial assumptions for the plan were:
For the Year Ended June 30	2019	2018	2017
Discount rate for service cost	N/A	N/A	4.0%
Discount rate for interest cost	3.1%	3.9%	3.2%
Expected rate of return on plan assets	4.9%	5.6%	6.1%
Discount rate for year-end benefit obligation	3.6%	4.2%	3.9%
The plan used the Aon Hewitt AA Bond Universe as a benchmark for its discount rate as of June 30, 2019, 2018 and 2017. The discount rate is determined by matching the plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.
Estimated future benefit payments are:
For the Year Ended June 30
2020	$2,599
2021	2,878
2022	3,113
2023	3,318
2024	3,474
2025–2029	18,828
The plan’s target asset allocations for 2020 and the weighted-average asset allocation of plan assets as of June 30, 2019 and 2018 are:
	Target Allocation	Percentage of Plan Assets
For the Year Ended June 30	2020	2019	2018
Debt securities	57%–77%	67%	63%
Equity securities	18%–38%	28%	26%
Global asset allocation/risk parity(1)	0%–15%	4%	10%
Other	0%–10%	1%	1%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the plan assets by asset category were:
	Fair Value Measurements Using
As of June 30, 2019	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$215	$—	$—	$215
Common-collective funds
Global large cap equities	—	13,995	4,016	18,011
Fixed income securities	—	43,288	—	43,288
Global asset allocations/risk parity	—	1,446	—	1,446
Other
Global asset allocations/risk parity	—	—	1,447	1,447
Other	—	—	186	186
	$215	$58,729	$5,649	$64,593

	Fair Value Measurements Using
As of June 30, 2018	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$428	$—	$—	$428
Common-collective funds
Global large cap equities	—	11,632	3,811	15,443
Fixed income securities	—	36,671	—	36,671
Global asset allocations/risk parity	—	2,957	—	2,957
Other
Global asset allocations/risk parity	—	—	2,881	2,881
Other	—	—	268	268
	$428	$51,260	$6,960	$58,648
The table below provides a summary of the changes in the fair value of Level 3 assets:
Change in Fair Value of Level 3 assets	2019	2018
Balance at beginning of period	$6,960	$15,959
Redemptions	(4,336)	(9,901)
Purchases	2,800	—
Change in fair value	225	902
Balance at end of period	$5,649	$6,960
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

Other employee benefit plans
We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. The Company contributes: (i) a matching contribution equal to 100% of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the first 6% of an employee’s contribution; and, (ii) an additional discretionary contribution of up to 4.5% of compensation, depending on the employee’s age and years of service, provided that such contributions comply with ERISA non-discrimination requirements. Employee and Company contributions are subject to certain ERISA limitations. Employees are immediately vested in Company contributions. Our contribution expense was $5,201, $4,937, and $4,154, in 2019, 2018 and 2017, respectively.
Our consolidated balance sheets include other employee-related liabilities of  $17,391 and $15,536 as of June 30, 2019 and 2018, respectively, including international retirement plans, supplemental retirement benefits and long-term incentive arrangements. Expense under these plans was $5,685, $4,009, and $4,304 in 2019, 2018 and 2017, respectively.
10.
Income Taxes

In December 2017, the United States government enacted comprehensive income tax legislation (the “Tax Act”). The Tax Act makes broad and complex changes to United States income tax law and includes numerous elements that affect the Company, including a reduced federal corporate income tax rate from 35% to 21%, creating a territorial tax system that includes a one-time mandatory transition tax on previously deferred foreign earnings and changes to business-related exclusions, deductions and credits. Our provision for income taxes reflects a statutory 21.0% and 28.1% weighted-average federal income tax rate for our fiscal years ending June 30, 2019 and 2018, respectively. The Tax Act also has consequences related to our international operations.
We have elected to record Global Intangible Low-Taxed Income (GILTI) aspects of comprehensive U.S. income tax legislation as a period expense. The provision for income taxes for the year ended June 30, 2019, included $537 of federal tax expense from the effects of GILTI.
During the year ended June 30, 2019, we completed our accounting for the Tax Act and recorded a benefit in the provision for income taxes of  $360 related to the previously recorded one-time mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries. We also recorded a benefit in the provision of income taxes of  $1,032 as a result of retroactive elections made on certain of our foreign tax credits.
Our consolidated financial statements as of June 30, 2018, reflected the provisional effects of the Tax Act, including:
•
a $2,289 provision for income taxes and reduction in deferred tax assets for the remeasurement of deferred tax assets and liabilities to reflect the reduced income tax rate

•
$403 provision for income taxes and increase in current liabilities to reflect the one-time mandatory toll charge on the deemed repatriation of undistributed earnings of foreign subsidiaries.

Income before income taxes was:
For the Year Ended June 30	2019	2018	2017
Domestic	$2,331	$19,819	$18,015
Foreign	69,174	68,251	62,528
Income before income taxes	$71,505	$88,070	$80,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the provision for income taxes were:
For the Year Ended June 30	2019	2018	2017
Current provision (benefit):
Federal	$(459)	$81	$383
State and local	102	1,744	724
Foreign	16,603	15,268	14,839
Total current provision	16,246	17,093	15,946
Deferred provision (benefit):
Federal	858	2,746	4,675
State and local	432	2,156	251
Foreign	(691)	769	(833)
Change in valuation allowance–foreign	(53)	423	(4,111)
Total deferred provision (benefit)	546	6,094	(18)
Provision for income taxes	$16,792	$23,187	$15,928
During 2017, based on continued profitability, we concluded that it was more likely than not that the value of certain foreign deferred tax assets would be realized, and it was no longer necessary to maintain a related valuation allowance. Accordingly, we released the valuation allowance related to these foreign deferred tax assets. We review the realizability of our deferred tax assets when circumstances so indicate.
Reconciliation of the federal statutory rate to the Company’s effective tax rate were:
For the Year Ended June 30	2019	2018	2017
Federal income tax rate	21.0%	28.1%	35.0%
State and local taxes, net of federal benefit	0.6	1.5	0.9
Foreign income tax rates	6.9	(1.5)	(6.8)
Foreign incentive tax rates	(2.8)	(3.3)	(3.1)
Domestic tax on foreign income	—	—	2.7
Changes in uncertain tax positions	(1.0)	1.1	1.6
Permanent items	0.6	0.5	(0.9)
Exercise of employee stock options	(0.4)	(4.3)	(3.8)
Global Intangible Low-Taxed Income	0.8	—	—
Mandatory toll charge from Tax Act	(0.5)	0.5	—
Reduction of domestic deferred tax assets	—	2.6	—
Reduction of foreign deferred tax assets	—	1.3	—
Recognition of federal tax credits	(1.1)	—	—
Recognition of foreign tax credits	(1.4)	(0.7)	—
Reclassification from accumulated other comprehensive income	—	0.6	—
Release of foreign valuation allowance	—	—	(5.1)
Other	(0.8)	(0.1)	(0.7)
Effective tax rate	23.5%	26.3%	19.8%
The undistributed earnings of foreign subsidiaries were subject to the U.S. one-time mandatory toll charge and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. If amounts are repatriated from certain of our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. We consider undistributed earnings of such foreign subsidiaries to be indefinitely reinvested. We do not provide income taxes for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:
As of June 30	2019	2018
Deferred tax assets:
Employee related accruals	$5,735	$4,952
Inventory	4,766	3,953
Environmental remediation	1,128	1,341
Net operating loss carry forwards–domestic	902	1,577
Net operating loss carry forwards–foreign	3,703	3,243
Other	6,302	9,986
	22,536	25,052
Valuation allowance	(808)	(861)
	21,728	24,191
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(6,071)	(8,957)
Other	(772)	(1,906)
	(6,843)	(10,863)
Net deferred tax asset	$14,885	$13,328
Deferred taxes are included in the consolidated balance sheets as follows:
As of June 30	2019	2018
Other assets	$16,770	$15,424
Other liabilities	(1,885)	(2,096)
	$14,885	$13,328
The valuation allowance for deferred tax assets were:
As of June 30	2019	2018	2017
Balance at beginning of period	$861	$438	$4,614
Provision for income taxes	(53)	423	(4,111)
Net operating loss utilization	—	—	(65)
Balance at end of period	$808	$861	$438
The valuation allowances for deferred tax assets as of June 30, 2019, 2018 and 2017 were solely related to foreign jurisdictions.
We have $15,067 of state net operating loss carry forwards that will expire in 2018 through 2037. In addition, we have $13,754 of foreign net operating loss carry forwards, most of which are in jurisdictions that have no expiration.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
As of June 30	2019	2018	2017
Unrecognized tax benefits–beginning of period	$7,000	$6,553	$4,946
Tax position changes–current period	528	1,749	1,490
Tax position changes–prior periods, net of settlements with tax authorities	(317)	(994)	—
Lapse of statute of limitations	(1,053)	—	(391)
Translation	185	(308)	508
Unrecognized tax benefits–end of period	6,343	7,000	6,553
Interest and penalties–end of period	750	633	449
Total liabilities related to uncertain tax positions	$7,093	$7,633	$7,002
We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized interest and penalties expense of  $94, $203 and $116 for 2019, 2018 and 2017, respectively.
During 2020, we potentially will reverse $1,868 of uncertain tax positions as a result of the lapse of the statute of limitations, with a corresponding benefit to the provision for income taxes.
Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:
•
U.S. federal and significant states, through June 30, 2007;

•
Brazil, through December 31, 2013;

•
Israel, through June 30, 2014 for certain subsidiaries and through June 30, 2015 for certain subsidiaries.

11.
Commitments and Contingencies

Leases
We lease land and office, warehouse and manufacturing equipment and facilities for minimum annual rentals, plus certain cost escalations. We record rent expense on a straight-line basis over the term of the lease.
At June 30, 2019, we had the following future minimum lease commitments:
For the Year Ended June 30	Capital leases	Non-cancellable operating leases
2020	$40	$5,815
2021	—	4,160
2022	—	3,191
2023	—	1,445
2024		865
Thereafter	—	765
Total minimum lease payments	$40	$16,241
Rent expense under operating leases was $9,103, $8,453, and $7,715 for 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $5,890 and $6,833 at June 30, 2019 and 2018, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
We entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt, to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrent with the Credit Agreement. The forecasted transactions are probable of occurring, and the interest rate swap has been designated as a highly effective cash flow hedge.
We entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through June 2020. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of June 30, 2019:
Instrument	Hedge	Notional Amount at June 30, 2019	Consolidated Balance Sheet	Asset (Liability) fair value as of
				June 30, 2019	June 30, 2018
Options	Brazilian Real calls	R$ 43,000	(1)	$413	$71
Options	Brazilian Real puts	R$ 43,000	(1)	$(30)	$—
Swap	Interest rate swap	$150,000	Other assets (Other liabilities)	$(977)	$5,078

(1)
We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. Other current assets as of June 30, 2019 and June 30, 2018, included net fair values of $383 and $71, respectively.

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the years ended June 30, 2019 and 2018.
For the Year Ended June 30		Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
Instrument	Hedge	2019	2018	Consolidated Statement of Operations	2019	2018	2019	2018
Options	Brazilian Real calls	$475	$(2,778)	Cost of goods sold	$1,069	$3,136	$563,371	$553,103
Swap	Interest rate swap	$(6,055)	$5,078	Interest expense, net	$—	$—	$11,776	$11,910
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the fair value of financial instruments at June 30, 2019 and 2018, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.
Short-term investments
As of June 30, 2019, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.
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
Fair Value of Assets (Liabilities)
As of June 30	2019		2018
	Level 1	Level 2	Level 1	Level 2
Short-term investments	$24,000	$—	$50,000	$—
Derivatives asset (liability)	$—	$383	$—	$71
Interest rate swap (liability)	$—	$(977)	$—	$5,078
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
For the Year Ended June 30	2019	2018	2017
Net sales
Animal Health	$531,974	$531,727	$497,745
Mineral Nutrition	233,782	234,922	218,298
Performance Products	62,239	53,333	48,238
Total segments	$827,995	$819,982	$764,281
Depreciation and amortization
Animal Health	$22,312	$21,447	$20,132
Mineral Nutrition	2,319	2,371	2,332
Performance Products	1,127	1,029	939
Total segments	$25,758	$24,847	$23,403
Adjusted EBITDA
Animal Health	$136,049	$141,914	$130,261
Mineral Nutrition	15,712	18,583	17,426
Performance Products	4,728	1,881	2,057
Total segments	$156,489	$162,378	$149,744
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$71,505	$88,070	$80,543
Interest expense, net	11,776	11,910	14,906
Depreciation and amortization–Total segments	25,758	24,847	23,403
Depreciation and amortization–Corporate	1,806	2,096	2,598
Corporate costs	38,452	33,420	29,625
Restructuring costs	6,281	—	—
Stock-based compensation	2,259	334	—
Acquisition-related cost of goods sold	—	1,671	—
Acquisition-related accrued compensation	—	1,152	1,680
Acquisition-related transaction costs	213	400	1,274
Acquisition-related other, net	—	(468)	(972)
Other	(1,506)	—	—
Pension settlement cost	—	—	1,702
Gain on insurance settlement	—	—	(7,500)
Foreign currency (gains) losses, net	(55)	(1,054)	(113)
Loss on extinguishment of debt	—	—	2,598
Adjusted EBITDA–Total segments	$156,489	$162,378	$149,744

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition-related other, net includes adjustments to contingent consideration on acquisitions and impairments of intangible assets.
As of June 30	2019	2018
Identifiable assets
Animal Health	$508,864	$455,704
Mineral Nutrition	67,662	69,779
Performance Products	32,886	24,040
Total segments	609,412	549,523
Corporate	117,259	122,156
Total	$726,671	$671,679
The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,287 and $3,432 as of June 30, 2019 and 2018, respectively. The Performance Products segment includes an investment in an equity method investee of  $759 and $437 as of June 30, 2019 and 2018, respectively. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.
The geographic location of property, plant and equipment, net was:
As of June 30	2019	2018
Property, plant and equipment, net
United States	$54,999	$55,268
Israel	52,434	45,055
Brazil	19,647	19,653
Other	13,155	10,132
	$140,235	$130,108

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019.
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
Based on their evaluation, as of the end of the period covered by this Annual Report on Form10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making its assessment of internal control over financial reporting, we used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2019, due to a lack of sufficient resources with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements. This control deficiency contributed to the following additional control deficiencies:
•
We did not design and maintain effective internal controls to ensure processing and reporting of valid transactions is complete, accurate, and timely. Specifically, we have not designed and implemented a sufficient level of formal accounting policies and procedures that define how transactions across the business cycles are initiated, recorded, processed, reported, appropriately authorized and approved.

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
Each of these control deficiencies did not result in material misstatements of the consolidated financial statements; however, each of the control deficiencies described above could result in a misstatement that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.
The effectiveness of our internal control over financial reporting as of June 30, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.
Material Weakness Remediation Efforts
We continue to make further progress in implementing a broad range of changes to our internal control over financial reporting to remediate the material weaknesses described in this item. Our actions to address the material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, appropriately authorized and approved. Also, our efforts to ensure maintenance of the appropriate level of segregation of duties includes restricting access to key financial systems and records to appropriate users. We continue to make improvements by reducing the number of segregation of duties conflicts and continue to evaluate the extent it is necessary to limit access and modify responsibilities of certain personnel, as well as designing and implementing additional user access controls and compensating controls. We have completed a gap analysis of our key controls. In completing this analysis, we identified areas where new controls were needed and enhancements to existing controls, policies and procedures need to be made. Through this analysis, we have developed a workplan for remediation of our material weaknesses. The remediation plan includes enhancing and supplementing the finance team by increasing the number of roles, reassigning responsibilities, and adding additional resources with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with our financial reporting requirements. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2019.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”
Item 11.
Executive Compensation

The information required by this item is incorporated by reference to our 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2019.
Item 12.
Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference to our 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2019.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2019.
Item 14.
Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2019.

PART IV
Item 15.
Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:
(1)
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the fiscal years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2019, 2018 and 2017
Consolidated Balance Sheets at June 30, 2019 and 2018
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(2)
Schedules: None

(3)
The exhibits filed are listed in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.
Phibro Animal Health Corporation
August 27, 2019	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Phibro Animal Health Corporation
August 27, 2019	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
August 27, 2019	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer
August 27, 2019	By:	/s/ Daniel M. Bendheim Daniel M. Bendheim Director and Executive Vice President, Corporate Strategy
August 27, 2019	By:	/s/ Jonathan Bendheim Jonathan Bendheim Director and President, MACIE Region and General Manager of Israel Operations
August 27, 2019	By:	/s/ Gerald K. Carlson Gerald K. Carlson Director
August 27, 2019	By:	/s/ E. Thomas Corcoran E. Thomas Corcoran Director
August 27, 2019	By:	/s/ Sam Gejdenson Sam Gejdenson Director
August 27, 2019	By:	/s/ George Gunn George Gunn Director
August 27, 2019	By:	/s/ Mary Lou Malanoski Mary Lou Malanoski Director
August 27, 2019	By:	/s/ Carol A. Wrenn Carol A. Wrenn Director

EXHIBIT INDEX
Exhibit 2.1*	Asset Purchase Agreement dated January 12, 2016 by and among MVP Laboratories, Inc., Mary Lou Chapek, AVP, LLC and Phibro Animal Health Corporation (incorporated by reference to Exhibit 2.1 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on May 9, 2016 (File No. 001-36410)).
Exhibit 3.1	Amended and Restated Certificate of Incorporation of Phibro Animal Health Corporation (incorporated by reference to Exhibit 3.1 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on May 13, 2014 (File No. 001-36410)).
Exhibit 3.2	Amended and Restated Bylaws of Phibro Animal Health Corporation (incorporated by reference to Exhibit 3.2 of Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on May 13, 2014 (File No. 001-36410)).
Exhibit 4.1	Registration Rights Agreement between Phibro Animal Health Corporation and BFI Co., LLC, dated as of April 16, 2014 (incorporated by reference to Exhibit 4.9 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
Exhibit 10.1	Credit Agreement dated June 29, 2017, among Phibro Animal Health Corporation, Bank of America, N.A., and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2017 (File No. 001-36410)).
Exhibit 10.2	Unprotected Lease Agreement, dated January 26, 2011, by and between Samaria Carpets Ltd. and ABIC Biological Laboratories Ltd. (translated from Hebrew) (incorporated by reference to Exhibit 10.17 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.3	Employment Agreement, dated March 27, 2014, by and between Jack C. Bendheim and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.18 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.4	Employment Offer Letter, dated May 2, 2008, by and between Larry L. Miller and Phibro Animal Health Corporation, including confidentiality and nondisclosure, employee invention, and noncompetition and nonsolicitation agreements dated as of May 2, 2008 (incorporated by reference to Exhibit 10.20 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.5	Clarifying Amendment to Employment Offer Letter, dated December 21, 2009, by and between Larry L. Miller and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.21 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.6	Amendment to Employment Offer Letter, dated December 15, 2011, by and between Larry L. Miller and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.22 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).

Exhibit 10.7	Phibro Animal Health Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.23 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.8	Phibro Animal Health Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.24 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.9	Phibro Animal Health Corporation Retirement Income and Deferred Compensation Plan, as amended and restated as of April 15, 2009 (incorporated by reference to Exhibit 10.25 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.10	Phibro Animal Health Corporation Executive Income Deferred Compensation Agreement, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.26 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.11	Form of 2009 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.28 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.12	Form of 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.29 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.32 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on April 4, 2014 (File No. 333-194467)).
Exhibit 10.14*	Intellectual Property Purchase Agreement dated January 20, 2015 by and between MJ Biologics, Inc. and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.33 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2015)
Exhibit 10.15*	First Amendment, dated July 31, 2018 to the Intellectual Property Purchase Agreement, drafted as of January 20, 2015, by and among MJ Biologics, Inc. and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.18 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2018 (File No. 001-36410)).
Exhibit 10.16	Promotion Letter Agreement, dated June 16, 2016, between Phibro Animal Health Corporation and Dean J. Warras (incorporated by reference to Exhibit 10.38 to Phibro Animal Health Corporation’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 30, 2017 (File No. 001-36410)).
Exhibit 10.17	Retention Letter Agreement, dated August 1, 2016, between Phibro Animal Health Corporation and Dean J. Warras (incorporated by reference to Exhibit 10.39 to Phibro Animal Health Corporation’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 30, 2017 (File No. 001-36410)).

Exhibit 10.18	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2018 (File No. 13-1840497)).
Exhibit 10.19	Executive Long-Term Incentive Agreement dated May 11, 2015, by and between Phibro Animal Health Corporation and Richard G. Johnson Retention Letter Agreement, dated August 1, 2016, between Phibro Animal Health Corporation and Dean J. Warras (incorporated by reference to Exhibit 10.34 to Phibro Animal Health Corporation’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 10, 2015 (File No. 001-36410))
Exhibit 10.20	Employment Agreement, dated November 3, 2006, by and between Thomas G. Dagger and Phibro Animal Health Corporation.
Exhibit 10.21	Amendment to Employment Agreement, dated November 16, 2009, by and between Thomas G. Dagger and Phibro Animal Health Corporation.
Exhibit 10.22	Amendment to Employment Agreement, dated December 16, 2011, by and between Thomas G. Dagger and Phibro Animal Health Corporation.
Exhibit 21.1	List of Subsidiaries of Phibro Animal Health Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1**	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2**	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS***	XBRL Instance Document
Exhibit 101.SCH***	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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