Form 10-Q
period 2019-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2019-11-04
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of”large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
As of October 29, 2019, there were 20,287,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months
For the Periods Ended September 30	2019	2018
	(unaudited) (in thousands, except per share amounts)
Net sales	$189,720	$200,153
Cost of goods sold	132,057	134,348
Gross profit	57,663	65,805
Selling, general and administrative expenses	47,516	42,952
Operating income	10,147	22,853
Interest expense, net	3,354	2,783
Foreign currency (gains) losses, net	3,221	(2,635)
Income before income taxes	3,572	22,705
Provision for income taxes	1,057	6,391
Net income	$2,515	$16,314
Net income per share
Basic	$0.06	$0.40
Diluted	$0.06	$0.40
Weighted average common shares outstanding
Basic	40,454	40,369
Diluted	40,504	40,560
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months
For the Periods Ended September 30	2019	2018
	(unaudited) (in thousands)
Net income	$2,515	$16,314
Change in fair value of derivative instruments	(1,084)	541
Foreign currency translation adjustment	(6,823)	(7,682)
Unrecognized net pension gains (losses)	120	108
(Provision) benefit for income taxes	240	(162)
Other comprehensive income (loss)	(7,547)	(7,195)
Comprehensive income (loss)	$(5,032)	$9,119
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	September 30, 2019	June 30, 2019
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$54,893	$57,573
Short-term investments	24,000	24,000
Accounts receivable, net	145,444	159,022
Inventories, net	203,873	198,322
Other current assets	27,302	27,245
Total current assets	455,512	466,162
Property, plant and equipment, net	142,164	140,235
Intangibles, net	77,536	47,478
Goodwill	52,990	27,348
Other assets	67,037	45,448
Total assets	$795,239	$726,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$14,084	$12,540
Accounts payable	61,372	73,189
Accrued expenses and other current liabilities	66,517	68,498
Total current liabilities	141,973	154,227
Revolving credit facility	168,000	96,000
Long-term debt	213,040	217,635
Other liabilities	65,532	42,794
Total liabilities	588,545	510,656
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,287,574 shares issued and outstanding at September 30, 2019 and June 30, 2019; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at September 30, 2019 and June 30, 2019 and 2018	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	133,831	133,266
Retained earnings	166,587	168,926
Accumulated other comprehensive income (loss)	(93,728)	(86,181)
Total stockholders’ equity	206,694	216,015
Total liabilities and stockholders’ equity	$795,239	$726,671

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months
For the Periods Ended September 30	2019	2018
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$2,515	$16,314
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,781	6,691
Amortization of debt issuance costs and debt discount	221	221
Stock-based compensation	565	565
Acquisition-related cost of goods sold	280	—
Acquisition-related accrued interest	53	—
Deferred income taxes	(652)	(473)
Foreign currency (gains) losses, net	1,660	(2,981)
Other	116	266
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	14,065	(85)
Inventories, net	(9,086)	(9,504)
Other current assets	(813)	(3,654)
Other assets	(1,071)	371
Accounts payable	(11,834)	2,794
Accrued expenses and other liabilities	(7,370)	(9,245)
Net cash provided (used) by operating activities	(3,570)	1,280
INVESTING ACTIVITIES
Capital expenditures	(7,675)	(6,049)
Business acquisitions	(54,560)	(9,838)
Other, net	(296)	(262)
Net cash provided (used) by investing activities	(62,531)	(16,149)
FINANCING ACTIVITIES
Revolving credit facility borrowings	119,000	71,000
Revolving credit facility repayments	(47,000)	(56,000)
Payments of long-term debt and other	(3,215)	(3,215)
Issuance of acquisition note payable	—	3,775
Proceeds from common shares issued	—	211
Dividends paid	(4,854)	(4,037)
Net cash provided (used) by financing activities	63,931	11,734
Effect of exchange rate changes on cash	(510)	(173)
Net increase (decrease) in cash and cash equivalents	(2,680)	(3,308)
Cash and cash equivalents at beginning of period	57,573	29,168
Cash and cash equivalents at end of period	$54,893	$25,860

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited) (in thousands, except share amounts)
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
Comprehensive income (loss)	—	—	—	—	2,515	(7,547)	(5,032)
Exercise of stock options	—	—	—	—	—	—	—
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2019	40,453,608	$4	$—	$133,831	$166,587	$(93,728)	$206,694

	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited) (in thousands, except share amounts)
As of June 30, 2018	40,357,708	$4	$—	$129,873	$131,560	$(76,483)	$184,954
Adoption of new revenue standard			—	—	1,245	—	1,245
Comprehensive income (loss)	—	—	—	—	16,314	(7,195)	9,119
Exercise of stock options	17,860	—	—	211	—	—	211
Dividends declared ($0.10 per share)	—	—	—	—	(4,037)	—	(4,037)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2018	40,375,568	$4	$—	$130,649	$145,082	$(83,678)	$192,057
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
The unaudited consolidated financial information for the three months ended September 30, 2019 and 2018, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Annual Report”), filed with the Securities and Exchange Commission on August 27, 2019 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2019, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective July 1, 2019. See “New Accounting Standards” and “Note 7—Leases.” As of September 30, 2019, there have been no other material changes to our significant accounting policies.
Leases
We determine at the inception of an arrangement whether the arrangement contains a lease. If an arrangement contains a lease, we assess the lease term when the underlying asset is available for use (“lease commencement.”) Individual lease terms reflect the non-cancellable period of the lease, reasonably certain renewal periods and consideration of termination options. We determine the lease classification as either operating or financing at lease commencement, which governs the pattern of expense recognition and presentation in our consolidated financial statements. Our current lease portfolio only includes operating leases.
We recognize a right-of-use (“ROU”) asset and a corresponding lease liability at lease commencement for leases with terms exceeding twelve months. Short-term leases with terms of twelve months or less are not recognized on the consolidated balance sheet and lease payments are recognized on a straight-line basis over the term.
The values of the ROU assets and lease liabilities are calculated based on the present value of the fixed payment obligations over the lease term, using our incremental borrowing rate (“IBR”), determined at lease commencement. The IBR reflects the rate of interest we would expect to pay on a secured basis to borrow an amount equal to the lease payments under similar terms. The IBR incorporates the term and economic environment of the respective lease arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have elected to account for lease and non-lease components together as a single lease component and include fixed payment obligations related to such non-lease components in the measurement of ROU assets and lease liabilities. Fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments can include index-based lease payments, real estate taxes, maintenance costs, utilization charges and other non-lease services paid to lessors and are not determinable at lease commencement. Variable lease payments are not included in the measurement of ROU assets and lease liabilities and are recognized in the period incurred.
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
	Three Months
For the Periods Ended September 30	2019	2018
Net income	$2,515	$16,314
Weighted average number of shares – basic	40,454	40,369
Dilutive effect of stock options and restricted stock units	50	191
Weighted average number of shares – diluted	40,504	40,560
Net income per share
basic	$0.06	$0.40
diluted	$0.06	$0.40
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
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income allows reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects related to adjustments resulting from the United States Tax Cuts and Jobs Act. This ASU is effective for our consolidated financial statements beginning July 1, 2019. The adoption of this guidance did not have a material effect on our consolidated financial statements.
ASU 2016-02, Leases (Topic 842) requires an entity to recognize assets and liabilities on the balance sheet for both financing and operating leases and requires additional qualitative and quantitative disclosures regarding leasing arrangements. We adopted ASU 2016-02 and its amendments effective July 1, 2019, using a modified retrospective transition approach, which does not require modifications to periods prior to the date of initial application. We utilized certain permitted practical expedients intended to ease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transition to the new standard, including carrying forward the original lease classifications without reassessment. We did not use hindsight in our assessment of lease terms as of the effective date. Upon adoption of ASU 2016-02 on July 1, 2019, we recognized initial ROU assets and lease liabilities of  $18,576 and $19,368 respectively, on the consolidated balance sheet. The difference in the amounts of the ROU assets and lease liabilities recognized relates to landlord incentives and deferred rent. An adjustment to opening retained earnings was not required, and the recognition of lease expense in the consolidated statements of operations did not change significantly. Refer to “Note 7—Leases” for further information.
3.
Acquisition

In August 2019, we acquired the business and assets of Osprey Biotechnics, Inc. (“Osprey”). Osprey is a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. The business is included in the Animal Health segment.
We acquired assets used in Osprey’s business, including intellectual property, working capital and property, plant and equipment, for an aggregate cash payment at closing of  $54,560, subject to certain customary adjustments. The agreement also includes a future additional payment to be determined based on Osprey’s financial performance for the year ending June 30, 2021. We recorded a $7,553 liability for the estimated future payment. The additional payment will be no less than $4,840 and has no maximum limit.
We accounted for the acquisition as a business combination in accordance with FASB Accounting Standards Codification No. 805, Business Combinations. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:
Working capital, net	$2,366
Property, plant and equipment	2,005
Definite-lived intangible assets	32,100
Goodwill	25,642
Net assets acquired	$62,113
We may further refine the determination of certain assets during the measurement period. The definite-lived intangible assets relate to trade names, developed products and customer relationships and will be amortized over estimated useful lives ranging from five to twelve years. The preliminary amount of goodwill has been allocated to our Animal Health segment and is deductible for tax purposes.
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

•
Vaccines:   Our vaccines are primarily focused on preventing diseases in poultry and swine. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market licensed and autogenous vaccine products and also market adjuvants to vaccine manufacturers. We have developed and market an innovative and proprietary delivery platform for vaccines.

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
The following tables present our revenues disaggregated by major product category and geographic region:
Net Sales by Product Type
	Three Months
For the Periods Ended September 30	2019	2018
Animal Health
MFAs and other	$75,034	$87,004
Nutritional specialties	30,433	26,970
Vaccines	16,383	17,215
Total Animal Health	$121,850	$131,189
Mineral Nutrition	52,649	54,838
Performance Products	15,221	14,126
Total	$189,720	$200,153
Net Sales by Region
	Three Months
For the Periods Ended September 30	2019	2018
United States	$118,487	$114,487
Latin America and Canada	36,741	38,883
Europe, Middle East and Africa	23,693	24,836
Asia Pacific	10,799	21,947
Total	$189,720	$200,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales by region are based on country of destination.
Deferred revenue was $5,276 and $5,464 as of September 30, 2019 and June 30, 2019, respectively. Accrued expenses and other current liabilities included $1,002 and $965 of the total deferred revenue as of September 30, 2019 and June 30, 2019, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand alone sales prices of the individual products or services.
Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 to 70 days after the revenue is recognized.
Interest Expense and Depreciation and Amortization
	Three Months
For the Periods Ended September 30	2019	2018
Interest expense, net
Term loan	$2,048	$2,112
Revolving credit facility	1,431	747
Amortization of debt issuance costs and debt discount	221	221
Acquisition-related accrued interest	53	—
Other	80	163
Interest expense	3,833	3,243
Interest (income)	(479)	(460)
	$3,354	$2,783

	Three Months
For the Periods Ended September 30	2019	2018
Depreciation and amortization
Depreciation of property, plant and equipment	$5,731	$5,188
Amortization of intangible assets	2,038	1,491
Amortization of other assets	12	12
	$7,781	$6,691
5.
Balance Sheets—Additional Information

As of	September 30, 2019	June 30, 2019
Inventories
Raw materials	$71,737	$64,441
Work-in-process	8,934	10,699
Finished goods	123,202	123,182
	$203,873	$198,322

As of	September 30, 2019	June 30, 2019
Goodwill roll-forward
Balance at beginning of period	$27,348	$27,348
Osprey acquisition	25,642	—
Balance at end of period	$52,990	$27,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	September 30, 2019	June 30, 2019
Other assets
Equity method investments	$4,374	$4,196
Insurance investments	5,521	5,431
Deferred financing fees	1,404	1,531
Deferred income taxes	17,357	16,770
ROU operating lease assets	20,830	—
Deposits	6,534	7,024
Indemnification asset	3,000	3,000
Other	8,017	7,496
	$67,037	$45,448
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,446 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	September 30, 2019	June 30, 2019
Accrued expenses and other current liabilities
Employee related	$25,999	$28,298
Current operating lease liabilities	6,267	—
Commissions and rebates	7,366	8,397
Insurance-related	1,274	1,279
Professional fees	3,993	5,212
Income and other taxes	3,655	6,067
Restructuring costs	2,655	3,590
Other	15,308	15,655
	$66,517	$68,498
During the three months ended June 30, 2019, we initiated business restructuring activities related to productivity and cost saving initiatives in the Animal Health segment. We recorded pre-tax charges of $6,281 for these activities, including $3,500 related to the termination of a contract manufacturing agreement and $2,781 for employee separation charges. As of June 30, 2019, $691 had been paid.
During the three months ended September 30, 2019, we recorded an additional $425 and paid $1,360 related to employee separation charges. Business restructuring activities during the three months ended September 30, 2019, are summarized in the below table:
Liability balance at June 30, 2019	$5,590
Charges	425
Payments	(1,360)
Liability balance at September 30, 2019	$4,655
The charges are included in selling, general and administrative expenses in our consolidated statements of operations. As of September 30, 2019, $2,655 was included in accrued expenses and other current liabilities and $2,000 was included in other liabilities. We expect to record an additional charge for employee separation costs of an estimated $500 and complete the additional separation actions by December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	September 30, 2019	June 30, 2019
Other liabilities
U.S. pension plan	$3,545	$3,934
International retirement plans	5,139	5,133
Supplemental retirement benefits, deferred compensation and other	7,713	7,605
Long term and deferred income taxes	9,022	8,978
Acquisition-related consideration	7,603	—
Long-term operating lease liabilities	15,546	—
Restructuring costs	2,000	2,000
Other long term liabilities	14,964	15,144
	$65,532	$42,794

As of	September 30, 2019	June 30, 2019
Accumulated other comprehensive income (loss)
Derivative instruments	$(1,678)	$(594)
Foreign currency translation adjustment	(78,048)	(71,225)
Unrecognized net pension gains (losses)	(19,930)	(20,050)
(Provision) benefit for income taxes on derivative instruments	418	148
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(2,656)	(2,626)
	$(93,728)	$(86,181)
6.
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
The Credit Facilities require, among other things, the maintenance of  (i) a maximum First Lien Net Leverage Ratio and (ii) a minimum consolidated interest coverage ratio, each calculated on a trailing four quarter basis, and contain an acceleration clause should an event of default (as defined in the Credit Agreement) occur. As of September 30, 2019, we were in compliance with the financial covenants.
As of September 30, 2019, we had $168,000 in borrowings under the Revolver and had outstanding letters of credit of  $3,009, leaving $78,991 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
As of September 30, 2019, the interest rates for the Revolver and the Term A Loan were 3.53% and 3.42%, respectively. The weighted-average interest rates for the outstanding revolving credit facilities were 3.70% and 3.68% for the three months ended September 31, 2019 and 2018, respectively. The weighted-average interest rates for the term loans were 3.48% and 3.43% for the three months ended September 30, 2019 and 2018, respectively.

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
Long-Term Debt
As of	September 30, 2019	June 30, 2019
Term A Loan due June 2022	$228,125	$231,250
Other	21	40
	228,146	231,290
Unamortized debt issuance costs and debt discount	(1,022)	(1,115)
	227,124	230,175
Less: current maturities	(14,084)	(12,540)
	$213,040	$217,635
7.
Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. As of September 30, 2019, the remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 20 years.
The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:
As of	September 30, 2019	Balance Sheet Classification
Assets:
Operating lease ROU assets	$20,830	Other Assets
Liabilities:
Current portion	6,267	Accrued expenses and other current liabilities
Non-current portion	15,546	Other liabilities
Total operating lease liabilities	$21,813
The following table summarizes the composition of net lease cost:
Three months
For the Period Ended September 30	2019
Operating lease expense	$1,851
Variable lease expense	324
Short-term lease expense	203
Total lease cost	$2,378
The following tables include other supplemental information:
Three months
For the Period Ended September 30	2019
Operating cash flows used for ROU operating leases	$1,677
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	$3,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of
September 30, 2019
Weighted average remaining lease term (in years) – ROU operating leases	6.36
Weighted average discount rate – ROU operating leases	4.13%
At September 30, 2019, maturities of future lease liabilities are:
For the Years Ending June 30
2020	$5,450
2021	5,856
2022	4,382
2023	2,258
2024	1,786
2025 and thereafter	5,473
Total lease payments	25,205
Less: interest	3,392
Total operating lease liabilities	$21,813
There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of September 30, 2019. Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.
Future minimum lease payments for operating leases accounted for under ASC 840, “Leases,” with remaining non-cancelable terms in excess of one year at June 30, 2019 were:
For the Years Ending June 30
2020	$5,815
2021	4,160
2022	3,191
2023	1,445
2024	865
Thereafter	765
Total minimum lease payments	$16,241
8.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $451 and $783 during the three months ended September 30, 2019 and 2018, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $5,869 and $5,890 at September 30, 2019 and June 30, 2019, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
We entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through June 2021. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.
The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of September 30, 2019:
Instrument	Hedge	Notional Amount at September 30, 2019	Consolidated Balance Sheet	Asset (Liability) fair value as of
				September 30, 2019	June 30, 2019
Options	Brazilian Real calls	R$90,000	(1)	$390	$413
Options	Brazilian Real puts	R$90,000	(1)	$(370)	$(30)
Swap	Interest rate swap	$150,000	Other assets / (Other liabilities)	$(1,698)	$(977)

(1)
We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. Other current assets as of September 30, 2019 and June 30, 2019, included net fair values of  $20 and $383, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the three months ended September 30, 2019 and 2018.
For the Three Months Ended September 30
		Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
Instrument	Hedge	2019	2018	Consolidated Statement of Operations	2019	2018	2019	2018
Options	Brazilian Real calls	$(363)	$(109)	Cost of goods sold	$(45)	$1084	$132,057	$134,348
Swap	Interest rate swap	$(721)	$650	Interest expense, net	$—	$—	$3,354	$2,783
We recognize gains (losses) related to these foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold.
11.
Fair Value Measurements

Short-term investments
As of September 30, 2019, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.
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
Non-financial assets
Our non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at carrying value in the consolidated balance sheet. We assess the carrying values of non-financial assets for impairment on a periodic basis or whenever events or changes in circumstances indicate an asset may not be fully recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Assets (Liabilities)
As of	September 30, 2019			June 30, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$24,000	$—	$—	$24,000	$—	$—
Derivatives asset (liability)	$—	$20	$—	$—	$383	$—
Interest rate swap (liability)	$—	$(1,698)	$—	$—	$(977)	$—
Contingent consideration on acquisitions	$—	$—	$(7,603)	$—	$—	$—
During the three months ended September 30, 2019, we recorded $7,603 of contingent consideration associated with the Osprey acquisition, inclusive of accrued interest.
12.
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months
For the Periods Ended September 30	2019	2018
Net sales
Animal Health	$121,850	$131,189
Mineral Nutrition	52,649	54,838
Performance Products	15,221	14,126
Total segments	$189,720	$200,153
Depreciation and amortization
Animal Health	$6,384	$5,356
Mineral Nutrition	613	597
Performance Products	377	273
Total segments	$7,374	$6,226
Adjusted EBITDA
Animal Health	$25,061	$35,716
Mineral Nutrition	3,475	2,563
Performance Products	852	716
Total segments	$29,388	$38,995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2019	2018
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$3,572	$22,705
Interest expense, net	3,354	2,783
Depreciation and amortization – Total segments	7,374	6,226
Depreciation and amortization – Corporate	407	465
Corporate costs	9,728	8,886
Restructure costs	425	—
Stock-based compensation	565	565
Acquisition-related cost of goods sold	280	—
Acquisition-related transaction costs	462	—
Foreign currency (gains) losses, net	3,221	(2,635)
Adjusted EBITDA – Total segments	$29,388	$38,995

As of	September 30, 2019	June 30, 2019
Identifiable assets
Animal Health	$572,933	$508,864
Mineral Nutrition	71,551	67,662
Performance Products	33,323	32,886
Total segments	677,807	609,412
Corporate	117,432	117,259
Total	$795,239	$726,671
The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,446 and $3,287 as of September 30, 2019 and June 30, 2019, respectively. The Performance Products segment includes an investment in an equity method investee of  $852 and $759 as of September 30, 2019 and June 30, 2019, respectively. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

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

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months
For the Periods Ended September 30	2019	2018	Change
	(in thousands, except per share amounts and percentages)
Net sales	$189,720	$200,153	$(10,433)	(5)%
Gross profit	57,663	65,805	(8,142)	(12)%
Selling, general and administrative expenses	47,516	42,952	4,564	11%
Operating income	10,147	22,853	(12,706)	(56)%
Interest expense, net	3,354	2,783	571	21%
Foreign currency (gains) losses, net	3,221	(2,635)	5,856	*
Income before income taxes	3,572	22,705	(19,133)	(84)%
Provision for income taxes	1,057	6,391	(5,334)	(83)%
Net income	$2,515	$16,314	$(13,799)	(85)%
Net income per share
basic	$0.06	$0.40	$(0.34)
diluted	$0.06	$0.40	$(0.34)
Weighted average number of shares outstanding
basic	40,454	40,369
diluted	40,504	40,560
Ratio to net sales
Gross profit	30.4%	32.9%
Selling, general and administrative expenses	25.0%	21.5%
Operating income	5.3%	11.4%
Income before income taxes	1.9%	11.3%
Net income	1.3%	8.2%
Effective tax rate	29.6%	28.1%

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
Segment net sales and Adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2019	2018	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$75,034	$87,004	$(11,970)	(14)%
Nutritional specialties	30,433	26,970	3,463	13%
Vaccines	16,383	17,215	(832)	(5)%
Animal Health	121,850	131,189	(9,339)	(7)%
Mineral Nutrition	52,649	54,838	(2,189)	(4)%
Performance Products	15,221	14,126	1,095	8%
Total	$189,720	$200,153	$(10,433)	(5)%
Adjusted EBITDA
Animal Health	$25,061	$35,716	$(10,655)	(30)%
Mineral Nutrition	3,475	2,563	912	36%
Performance Products	852	716	136	19%
Corporate	(9,728)	(8,886)	(842)	*
Total	$19,660	$30,109	$(10,449)	(35)%
Adjusted EBITDA ratio to segment net sales
Animal Health	20.6%	27.2%
Mineral Nutrition	6.6%	4.7%
Performance Products	5.6%	5.1%
Corporate(1)	(5.1)%	(4.4)%
Total(1)	10.4%	15.0%

(1)
reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months
For the Periods Ended September 30	2019	2018	Change
	(in thousands, except percentages)
Net income	$2,515	$16,314	$(13,799)	(85)%
Interest expense, net	3,354	2,783	571	21%
Provision for income taxes	1,057	6,391	(5,334)	(83)%
Depreciation and amortization	7,781	6,691	1,090	16%
EBITDA	14,707	32,179	(17,472)	(54)%
Restructuring costs	425	—	425	*
Stock-based compensation	565	565	—	0%
Acquisition-related cost of goods sold	280	—	280	*
Acquisition-related transaction costs	462	—	462	*
Foreign currency (gains) losses, net	3,221	(2,635)	5,856	*
Adjusted EBITDA	$19,660	$30,109	$(10,449)	(35)%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of three months ended September 30, 2019 and 2018
Net sales
Net sales of  $189.7 million for the three months ended September 30, 2019, decreased $10.4 million, or 5%, as compared to the three months ended September 30, 2018. Animal Health and Mineral Nutrition declined $9.3 million and $2.2 million, respectively. Performance Products grew $1.1 million.
Animal Health
Net sales of  $121.9 million for the three months ended September 30, 2019, declined $9.3 million, or 7%. Net sales of MFAs and other declined $12.0 million, or 14%, primarily due to reduced demand related to the effect of African Swine Fever in China. Net sales of MFAs and other also declined in other international regions due to customer order patterns. Net sales of nutritional specialty products grew $3.5 million, or 13%, due to volume growth in poultry and dairy products. The recent Osprey acquisition accounted for approximately one-half of the nutritional specialty sales growth. Net sales of vaccines declined $0.8 million, or 5%. The loss of a domestic distribution arrangement in October 2018 offset volume growth in most regions. Net sales of vaccines would have increased approximately 5%, excluding the loss of the distribution arrangement.
Mineral Nutrition
Net sales of  $52.6 million for the three months ended September 30, 2019, decreased $2.2 million, or 4%. Lower average selling prices, correlated with the movement of underlying raw material costs, offset increased volumes.
Performance Products
Net sales of  $15.2 million for the three months ended September 30, 2019, increased $1.1 million, or 8%, driven by increased volumes of personal care ingredients, partially offset by lower volume of copper-based products.

Gross profit
Gross profit of  $57.7 million for the three months ended September 30, 2019, decreased $8.1 million, or 12%, as compared to the three months ended September 30, 2018. Gross profit decreased to 30.4% of net sales for the three months ended September 30, 2019, as compared to 32.9% for the three months ended September 30, 2018. The three months ended September 30, 2019, included $0.3 million of acquisition-related cost of goods sold.
Animal Health gross profit decreased $8.5 million due to volume declines and unfavorable product mix in MFAs and other and vaccines, partially offset by volume growth in nutritional specialty products. Mineral Nutrition gross profit increased $0.9 million, as favorable raw material costs and product mix offset the decline in average selling prices. Performance Products gross profit decreased $0.2 million, as increased unit volumes were more than offset by unfavorable manufacturing costs.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of  $47.5 million for the three months ended September 30, 2019, increased $4.6 million, or 11%, as compared to the three months ended September 30, 2018. SG&A for the three months ended September 30, 2019, included $0.4 million of restructuring costs, $0.6 million of stock-based compensation and $0.5 million of acquisition-related transaction costs. SG&A for the three months ended September 30, 2018, included $0.6 million of stock-based compensation. Excluding the effects of these costs, SG&A increased $3.7 million, or 9%.
Animal Health SG&A increased $3.1 million, including increased investments in product development and the effect of the Osprey acquisition. Mineral Nutrition SG&A was comparable to the prior year and Performance Products decreased $0.2 million. Corporate expenses increased $0.8 million due to increased costs of strategic initiatives and public company costs. The restructuring costs, stock-based compensation and acquisition-related costs resulted in a net $0.9 million increase to SG&A.
Interest expense, net
Interest expense, net of  $3.4 million for the three months ended September 30, 2019, increased $0.6 million, or 21%, as compared to the three months ended September 30, 2018. The increase in interest expense was primarily driven by the increase in outstanding borrowings on the Revolver. Interest income from short-term investments was comparable to the prior year.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended September 30, 2019, amounted to net losses of  $3.2 million, as compared to $2.6 million in net gains for the three months ended September 30, 2018. Foreign currency gains and losses primarily arose from intercompany balances and the effects of a currency devaluation in Argentina.
Provision for income taxes
The provision for income taxes was $1.1 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rate was 29.6% and 28.1% for the three months ended September 30, 2019 and 2018, respectively. The provision for income taxes during the three months ended September 30, 2018, included a benefit from the exercise of employee stock options of $0.2 million. The effective income tax rate, without the benefit of the employee stock option exercises, would have been 28.8% for the three months ended September 30, 2018.
Net income
Net income of $2.5 million for the three months ended September 30, 2019, decreased $13.8 million, as compared to net income of $16.3 million for the three months ended September 30, 2018. The decrease was primarily due to a $12.7 million decline in operating income coupled with unfavorable foreign currency movements of  $5.9 million and increased interest expense of  $0.5 million, partially offset by lower income tax expense of  $5.3 million. The decline in operating income was driven by an $8.1 million reduction in gross profit, on reduced volumes and unfavorable product mix, and increased SG&A costs of $4.6 million as we continue to invest in product development and strategic growth initiatives.
Adjusted EBITDA
Adjusted EBITDA of  $19.7 million for the three months ended September 30, 2019, decreased $10.4 million, or 35%, as compared to the three months ended September 30, 2018. Animal Health Adjusted EBITDA decreased $10.7 million due to reduced sales volumes and the related gross profit decline, coupled with increased SG&A costs for product development and strategic growth initiatives. Mineral Nutrition Adjusted EBITDA increased $0.9 million, driven by increased gross profit. Performance Products Adjusted EBITDA increased $0.1 million. Corporate expenses increased $0.8 million due to increased costs of strategic initiatives and public company costs.
Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Three Months
For the Periods Ended September 30	2019	2018	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$(3,570)	$1,280	$(4,850)
Investing activities	(62,531)	(16,149)	(46,382)
Financing activities	63,931	11,734	52,197
Effect of exchange-rate changes on cash and cash equivalents	(510)	(173)	(337)
Net increase/(decrease) in cash and cash equivalents	$(2,680)	$(3,308)	$628

Certain amounts may reflect rounding adjustments.
Net cash provided (used) by operating activities was comprised of:
	Three Months
For the Periods Ended September 30	2019	2018	Change
	(in thousands)
EBITDA	$14,707	$32,179	$(17,472)
Adjustments
Restructuring costs	425	—	425
Stock-based compensation	565	565	—
Acquisition-related cost of goods sold	280	—	280
Acquisition-related transaction costs	462	—	462
Foreign currency (gains) losses, net	3,221	(2,635)	5,856
Interest paid	(3,201)	(2,732)	(469)
Income taxes paid	(4,657)	(5,817)	1,160
Changes in operating assets and liabilities and other items	(14,910)	(20,280)	4,908
Cash used for acquisition-related transaction costs	(462)	—	(462)
Net cash provided (used) by operating activities	$(3,570)	$1,280	$(4,850)

Certain amounts may reflect rounding adjustments.

Operating activities
Net cash used by operating activities was $3.6 million for the three months ended September 30, 2019. Cash provided by net income and non-cash items of  $12.5 million, including depreciation and amortization, was offset by $16.1 million of cash used in the ordinary course of business for changes in operating assets and liabilities and other items. Accounts payable used $11.8 million of cash due to the timing of payments for inventory purchases. Increased inventories used $9.1 million of cash due to the timing of sales, purchases and production. Accrued expenses and other liabilities used $7.4 million of cash primarily due to timing of payments for professional fees, employee related costs and customer commissions and rebates. Accounts receivable provided $14.1 million of cash due to the timing of sales and collections in international regions.
Investing activities
Net cash used in investing activities was $62.5 million for the three months ended September 30, 2019. Cash used for the Osprey acquisition was $54.6 million. Capital expenditures were $7.7 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements.
Financing activities
Net cash provided by financing activities was $63.9 million for the three months ended September 30, 2019. Net borrowings on our Revolver provided $72.0 million, primarily to fund the cash paid for the Osprey acquisition. We paid $4.9 million in dividends to holders of our Class A and Class B common stock. We paid $3.2 million in scheduled debt and other requirements.
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
Certain relevant measures of our liquidity and capital resources follow:
As of	September 30, 2019	June 30, 2019
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$78,893	$81,573
Working capital	248,730	242,902
Ratio of current assets to current liabilities	2.94:1	2.71:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At September 30, 2019, we had $168.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of  $3.0 million, leaving $79.0 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. On November 4, 2019, our Board of Directors declared a cash dividend of  $0.12 per share on Class A and Class B common stock outstanding on the record date of

November 27, 2019, payable on December 18, 2019. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
As of September 30, 2019, our cash and cash equivalents and short-term investments included $76.3 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Contractual obligations
As of September 30, 2019, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2019.
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

Despite the importance of this measure to management in goal setting and performance measurement, Adjusted EBITDA is a non-GAAP financial measure that has no standardized meaning prescribed by GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted EBITDA, unlike GAAP net income, may not be comparable to the calculation of similar measures of other companies. We present Adjusted EBITDA to permit investors to more fully understand how management assesses performance.
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
We consider acquisition-related activities and business restructuring costs related to productivity and cost saving initiatives, including employee separation costs, to be unusual items that we do not expect to occur as part of our normal business on a regular basis. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.
New accounting standards
We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective July 1, 2019.
For discussion of new accounting standards, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards.”
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, assessment of the incremental borrowing rates and reasonably certain renewal periods associated with our lease agreements, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of September 30, 2019, there have been no material changes to any of the critical accounting policies contained therein, other than those related to the adoption of the new lease standard, ASU 2016-02, Leases (Topic 842). See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards” for the changes made to our lease accounting policy.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:
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
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures about Market Risk” section in the Annual Report and to the notes to the consolidated financial statements included therein. There were no material changes in the Company’s financial market risks from the risks disclosed in the Annual Report.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2019.
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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.
Defaults Upon Senior Securities

None.
Item 4.
Mine Safety Disclosures

Not applicable.
Item 5.
Other Information

None.

Item 6.
Exhibits

Exhibit 2.1 Asset Purchase Agreement by and among Phibro Animal Health Corporation, as Purchaser, Osprey Biotechnics, Inc., as Company and together with Lauren Danielson and Vincent Scuilla, as Selling Parties dated as of August 1, 2019 (Filing excludes certain schedules (or similar attachments) pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC).
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
Phibro Animal Health Corporation
November 4, 2019	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
November 4, 2019	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer