Form 10-Q
period 2019-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2020-02-03
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019
OR
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
As of January 28, 2020, there were 20,287,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements
PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months		Six Months
For the Periods Ended December 31	2019	2018	2019	2018
	(unaudited) (in thousands, except per share amounts)
Net sales	$214,012	$218,223	$403,732	$418,376
Cost of goods sold	144,908	149,579	276,965	283,927
Gross profit	69,104	68,644	126,767	134,449
Selling, general and administrative expenses	49,495	42,938	97,011	85,890
Operating income	19,609	25,706	29,756	48,559
Interest expense, net	3,432	3,015	6,786	5,798
Foreign currency (gains) losses, net	(718)	2,617	2,503	(18)
Income before income taxes	16,895	20,074	20,467	42,779
Provision for income taxes	5,001	5,326	6,058	11,717
Net income	$11,894	$14,748	$14,409	$31,062
Net income per share
basic	$0.29	$0.37	$0.36	$0.77
diluted	$0.29	$0.36	$0.36	$0.77
Weighted average common shares outstanding
basic	40,454	40,383	40,454	40,376
diluted	40,504	40,523	40,504	40,523
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months		Six Months
For the Periods Ended December 31	2019	2018	2019	2018
	(unaudited) (in thousands)
Net income	$11,894	$14,748	$14,409	$31,062
Change in fair value of derivative instruments	1,080	(2,243)	(4)	(1,702)
Foreign currency translation adjustment	2,203	4,163	(4,620)	(3,519)
Unrecognized net pension gains (losses)	138	124	258	232
(Provision) benefit for income taxes	(303)	527	(63)	365
Other comprehensive income (loss)	3,118	2,571	(4,429)	(4,624)
Comprehensive income (loss)	$15,012	$17,319	$9,980	$26,438
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of	December 31, 2019	June 30, 2019
	(unaudited) (in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$26,180	$57,573
Short-term investments	49,000	24,000
Accounts receivable, net	147,441	159,022
Inventories, net	193,509	198,322
Other current assets	29,357	27,245
Total current assets	445,487	466,162
Property, plant and equipment, net	144,733	140,235
Intangibles, net	75,541	47,478
Goodwill	52,679	27,348
Other assets	69,878	45,448
Total assets	$788,318	$726,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$15,625	$12,540
Accounts payable	58,263	73,189
Accrued expenses and other current liabilities	73,171	68,498
Total current liabilities	147,059	154,227
Revolving credit facility	149,000	96,000
Long-term debt	208,446	217,635
Other liabilities	66,398	42,794
Total liabilities	570,903	510,656
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,287,574 shares issued and outstanding at December 31, 2019 and June 30, 2019; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at December 31, 2019 and June 30, 2019	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	134,395	133,266
Retained earnings	173,626	168,926
Accumulated other comprehensive income (loss)	(90,610)	(86,181)
Total stockholders’ equity	217,415	216,015
Total liabilities and stockholders’ equity	$788,318	$726,671

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months
For the Periods Ended December 31	2019	2018
	(unaudited) (in thousands)
OPERATING ACTIVITIES
Net income	$14,409	$31,062
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15,929	13,532
Amortization of debt issuance costs and debt discount	442	441
Stock-based compensation	1,129	1,129
Acquisition-related costs of goods sold	280	—
Acquisition-related accrued interest	132	—
Deferred income taxes	(565)	135
Foreign currency (gains) losses, net	(132)	12
Other	374	(1,071)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	12,906	(8,906)
Inventories, net	3,412	(16,278)
Other current assets	(2,300)	(3,616)
Other assets	(1,395)	866
Accounts payable	(14,108)	5,169
Accrued expenses and other liabilities	(1,992)	(5,839)
Net cash (used) provided by operating activities	28,521	16,636
INVESTING ACTIVITIES
Purchases of short-term investments	(25,000)	(10,000)
Maturities of short-term investments	—	11,000
Capital expenditures	(16,115)	(12,117)
Business acquisitions	(54,549)	(9,838)
Other, net	(1,045)	27
Net cash (used) by investing activities	(96,709)	(20,928)
FINANCING ACTIVITIES
Revolving credit facility borrowings	155,000	103,000
Revolving credit facility repayments	(102,000)	(85,000)
Payments of long-term debt and other	(6,361)	(6,359)
Issuance of acquisition note payable	—	3,775
Proceeds from common shares issued	—	341
Dividends paid	(9,709)	(8,883)
Net cash used by financing activities	36,930	6,874
Effect of exchange rate changes on cash	(135)	(414)
Net increase (decrease) in cash and cash equivalents	(31,393)	2,168
Cash and cash equivalents at beginning of period	57,573	29,168
Cash and cash equivalents at end of period	$26,180	$31,336
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
Comprehensive income (loss)	—	—	—	—	2,515	(7,547)	(5,032)
Dividends declared ($0.12/share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2019	40,453,608	$4	$—	$133,831	$166,587	$(93,728)	$206,694
Comprehensive income (loss)	—	—	—	—	11,894	3,118	15,012
Dividends declared ($0.12/share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2019	40,453,608	$4	$—	$134,395	$173,626	$(90,610)	$217,415

	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
As of June 30, 2018	40,357,708	$4	$—	$129,873	$131,560	$(76,483)	$184,954
Adoption of new revenue standard			—	—	1,245	—	1,245
Comprehensive income (loss)	—	—	—	—	16,314	(7,195)	9,119
Exercise of stock options	17,860	—	—	211	—	—	211
Dividends declared ($0.10/share)	—	—	—	—	(4,037)	—	(4,037)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2018	40,375,568	$4	$—	$130,649	$145,082	$(83,678)	$192,057
Comprehensive income (loss)	—	—	—	—	14,748	2,571	17,319
Exercise of stock options	11,000	—	—	130	—	—	130
Dividends declared ($0.12/share)	—	—	—	—	(4,846)	—	(4,846)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2018	40,386,568	$4	$—	$131,343	$154,984	$(81,107)	$205,224
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)
1.
Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food animals including poultry, swine, dairy and beef cattle, and aquaculture. The Company is also a manufacturer and marketer of performance products for use in the personal care, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” and similar expressions refer to Phibro and its subsidiaries.
The unaudited consolidated financial information for the three and six months ended December 31, 2019 and 2018, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Annual Report”), filed with the Securities and Exchange Commission on August 27, 2019 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2019, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
2.
Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective July 1, 2019. See “New Accounting Standards” and “Note 7—Leases.” As of December 31, 2019, there have been no other material changes to our significant accounting policies.
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
	Three Months		Six Months
For the Periods Ended December 31	2019	2018	2019	2018
Net income	$11,894	$14,748	$14,409	$31,062
Weighted average number of shares – basic	40,454	40,383	40,454	40,376
Dilutive effect of stock options and restricted stock units	50	140	50	147
Weighted average number of shares – diluted	40,504	40,523	40,504	40,523
Net income per share
basic	$0.29	$0.37	$0.36	$0.77
diluted	$0.29	$0.36	$0.36	$0.77
New Accounting Standards
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASU 2016-02, Leases (Topic 842) requires an entity to recognize assets and liabilities on the balance sheet for both financing and operating leases and requires additional qualitative and quantitative disclosures regarding leasing arrangements. We adopted ASU 2016-02 and its amendments effective July 1, 2019, using a modified retrospective transition approach, which does not require modifications to periods prior to the date of initial application. We utilized certain permitted practical expedients intended to ease transition to the new standard, including carrying forward the original lease classifications without reassessment. We did not use hindsight in our assessment of lease terms as of the effective date. Upon adoption of ASU 2016-02 on July 1, 2019, we recognized initial ROU assets and lease liabilities of   $18,576 and $19,368 respectively, on the consolidated balance sheet. The difference in the amounts of the ROU assets and lease liabilities recognized relates to landlord incentives and deferred rent. An adjustment to opening retained earnings was not required, and the recognition of lease expense in the consolidated statements of operations did not change significantly. Refer to “Note 7—Leases” for further information.
3.
Acquisition

In August 2019, we acquired the business and assets of Osprey Biotechnics, Inc. (“Osprey”). Osprey is a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications, serving customers in the animal health and nutrition, environmental, industrial and plant protection industries. The business is included in the Animal Health segment.
We acquired assets used in Osprey’s business, including intellectual property, working capital and property, plant and equipment, for an aggregate net cash payment of  $54,549. The agreement also includes a future additional payment to be determined based on Osprey’s financial performance for the year ending June 30, 2021. We recorded a $7,553 liability for the estimated future payment. The additional payment will be no less than $4,840 and has no maximum limit.
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
Working capital, net	$2,366
Property, plant and equipment	2,005
Definite-lived intangible assets	32,400
Goodwill	25,331
Net assets acquired	$62,102
We may further refine the determination of certain assets during the measurement period. The definite-lived intangible assets relate to trade names, developed products and customer relationships and will be amortized over estimated useful lives ranging from five to twelve years. The preliminary amount of goodwill has been allocated to our Animal Health segment and is deductible for income taxes.
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

•
Vaccines:   Our vaccines are primarily focused on preventing diseases in poultry, swine and cattle. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and autogenous vaccine products and also produce and market adjuvants to vaccine manufacturers. We have developed and market an innovative and proprietary delivery platform for vaccines.

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
The following tables present our revenues disaggregated by major product category and geographic region:
Net Sales by Product Type
	Three Months		Six Months
For the Periods Ended December 31	2019	2018	2019	2018
Animal Health
MFAs and other	$91,955	$93,054	$166,989	$180,058
Nutritional specialties	33,062	29,460	63,495	56,430
Vaccines	18,672	17,048	35,055	34,263
Total Animal Health	$143,689	$139,562	$265,539	$270,751
Mineral Nutrition	55,685	62,319	108,334	117,157
Performance Products	14,638	16,342	29,859	30,468
Total	$214,012	$218,223	$403,732	$418,376
Net Sales by Region
	Three Months		Six Months
For the Periods Ended December 31	2019	2018	2019	2018
United States	$122,917	$126,065	$241,404	$240,552
Latin America and Canada	42,704	40,273	79,445	79,156
Europe, Middle East and Africa	27,660	26,186	51,353	51,022
Asia Pacific	20,731	25,699	31,530	47,646
Total	$214,012	$218,223	$403,732	$418,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales by region are based on country of destination.
Deferred revenue was $5,130 and $5,464 as of December 31, 2019 and June 30, 2019, respectively. Accrued expenses and other current liabilities included $1,082 and $965 of the total deferred revenue as of December 31, 2019 and June 30, 2019, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand alone sales prices of the individual products or services.
Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 to 70 days after the revenue is recognized.
Interest Expense and Depreciation and Amortization
	Three Months		Six Months
For the Periods Ended December 31	2019	2018	2019	2018
Interest expense, net
Term loan	$2,031	$2,202	$4,079	$4,314
Revolving credit facility	1,530	920	2,961	1,667
Amortization of debt issuance costs and debt discount	221	220	442	441
Acquisition-related accrued interest	79	—	132	—
Other	76	120	156	283
Interest expense	3,937	3,462	7,770	6,705
Interest (income)	(505)	(447)	(984)	(907)
	$3,432	$3,015	$6,786	$5,798

	Three Months		Six Months
For the Periods Ended December 31	2019	2018	2019	2018
Depreciation and amortization
Depreciation of property, plant and equipment	$5,840	$5,308	$11,571	$10,496
Amortization of intangible assets	2,296	1,521	4,334	3,012
Amortization of other assets	12	12	24	24
	$8,148	$6,841	$15,929	$13,532
5.
Balance Sheets—Additional Information

As of	December 31, 2019	June 30, 2019
Inventories
Raw materials	$73,394	$64,441
Work-in-process	10,489	10,699
Finished goods	109,626	123,182
	$193,509	$198,322

As of	December 31, 2019	June 30, 2019
Goodwill roll-forward
Balance at beginning of period	$27,348	$27,348
Osprey acquisition	25,331	—
Balance at end of period	$52,679	$27,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,548 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of	December 31, 2019	June 30, 2019
Other assets
ROU operating lease assets	$23,115	$—
Deferred income taxes	17,039	16,770
Deposits	6,809	7,024
Insurance investments	5,521	5,431
Equity method investments	4,902	4,196
Indemnification asset	3,000	3,000
Deferred financing fees	1,276	1,531
Other	8,216	7,496
	$69,878	$45,448

As of	December 31, 2019	June 30, 2019
Accrued expenses and other current liabilities
Employee related	$29,845	$28,298
Current operating lease liabilities	6,672	—
Commissions and rebates	7,942	8,397
Insurance-related	1,291	1,279
Professional fees	5,222	5,212
Income and other taxes	4,791	6,067
Restructuring costs	2,568	3,590
Other	14,840	15,655
	$73,171	$68,498
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
During the three months ended September 30, 2019, we recorded $425 related to employee separation charges. The charges are included in selling, general and administrative expenses in our consolidated statements of operations. The following table summarizes the activity of the restructuring liability during the six months ended December 31, 2019:
Liability balance at June 30, 2019	$5,590
Charges	425
Payments	(1,847)
Liability balance at December 31, 2019	$4,168
As of December 31, 2019, $2,568 was included in accrued expenses and other current liabilities and $1,600 was included in other liabilities. We expect to record an additional charge for employee separation costs of an estimated $500 and plan to complete the additional separation actions by June 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of	December 31, 2019	June 30, 2019
Other liabilities
Long-term operating lease liabilities	$17,453	$—
Long term and deferred income taxes	9,520	8,978
Supplemental retirement benefits, deferred compensation and other	7,837	7,605
Acquisition-related consideration	7,678	—
International retirement plans	5,247	5,133
U.S. pension plan	3,146	3,934
Restructuring costs	1,600	2,000
Other long term liabilities	13,917	15,144
	$66,398	$42,794

As of	December 31, 2019	June 30, 2019
Accumulated other comprehensive income (loss)
Derivative instruments	$(598)	$(594)
Foreign currency translation adjustment	(75,845)	(71,225)
Unrecognized net pension gains (losses)	(19,792)	(20,050)
(Provision) benefit for income taxes on derivative instruments	149	148
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(2,690)	(2,626)
	$(90,610)	$(86,181)
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
The Credit Facilities require, among other things, the maintenance of  (i) a maximum First Lien Net Leverage Ratio and (ii) a minimum consolidated interest coverage ratio, each calculated on a trailing four quarter basis, and contain an acceleration clause should an event of default (as defined in the Credit Agreement) occur. As of December 31, 2019, we were in compliance with the financial covenants.
As of December 31, 2019, we had $149,000 in borrowings under the Revolver and had outstanding letters of credit of  $2,709, leaving $98,291 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
As of December 31, 2019, the interest rates for the Revolver and the Term A Loan were 3.51% and 3.61%, respectively. The weighted-average interest rates for the outstanding revolving credit facilities were 3.58% and 3.71% for the six months ended December 31, 2019 and 2018, respectively. The weighted-average interest rates for the term loans were 3.46% and 3.47% for the six months ended December 31, 2019 and 2018, respectively.

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
Long-Term Debt
As of	December 31, 2019	June 30, 2019
Term A Loan due June 2022	$225,000	$231,250
Other	—	40
	225,000	231,290
Unamortized debt issuance costs and debt discount	(929)	(1,115)
	224,071	230,175
Less: current maturities	(15,625)	(12,540)
	$208,446	$217,635
7.
Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. As of December 31, 2019, the remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 16 years.
The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:
As of	December 31, 2019	Balance Sheet Classification
Assets:
Operating lease ROU assets	$23,115	Other Assets
Liabilities:
Current portion	6,672	Accrued expenses and other current liabilities
Non-current portion	17,453	Other liabilities
Total operating lease liabilities	$24,125
The following table summarizes the composition of net lease cost:
For the Periods Ended December 31	Three months 2019	Six months 2019
Operating lease expense	$1,911	$3,762
Variable lease expense	307	631
Short-term lease expense	214	417
Total lease cost	$2,432	$4,810
The following tables include other supplemental information:
For the Periods Ended December 31	Three months 2019	Six months 2019
Operating cash flows used for ROU operating leases	$1,968	$3,645
Right of use assets obtained in exchange for new operating lease liabilities	$3,972	$7,762

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2019
Weighted average remaining lease term (in years) – ROU operating leases	6.4
Weighted average discount rate – ROU operating leases	4.17%
At December 31, 2019, maturities of future lease liabilities were:
For the Years Ending June 30
2020	$3,853
2021	6,627
2022	5,012
2023	2,765
2024	2,283
2025 and thereafter	7,273
Total lease payments	27,813
Less: interest	3,688
Total operating lease liabilities	$24,125
There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of December 31, 2019. Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.
Future minimum lease payments for operating leases accounted for under ASC 840, “Leases,” with remaining non-cancelable terms in excess of one year at June 30, 2019 were:
For the Years Ending June 30
2020	$5,815
2021	4,160
2022	3,191
2023	1,445
2024	865
Thereafter	765
Total minimum lease payments	$16,241
8.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $390 and $430 during the three months ended December 31, 2019 and 2018, respectively, and $841 and $1,213 during the six months ended December 31, 2019 and 2018, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
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
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $5,096 and $5,890 at December 31, 2019 and June 30, 2019, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries is liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
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
Outstanding derivatives that are designated and effective as cash flow hedges as of December 31, 2019 were:
Instrument	Hedge	Notional Amount at December 31, 2019	Consolidated Balance Sheet	Asset (Liability) fair value as of
				December 31, 2019	June 30, 2019
Options	Brazilian Real calls	R$108,000	(1)	$659	$413
Options	Brazilian Real puts	R$108,000	(1)	$(217)	$(30)
Swap	Interest rate swap	$150,000	Other liabilities	$(1,040)	$(977)

(1)
We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. Other current assets as of December 31, 2019 and June 30, 2019, included net fair values of  $442 and $383, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the three and six months ended December 31, 2019 and 2018.
For the Three Months Ended December 31
		Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
Instrument	Hedge	2019	2018	Consolidated Statement of Operations	2019	2018	2019	2018
Options	Brazilian Real calls	$422	$513	Cost of goods sold	$(63)	$—	$144,908	$149,579
Swap	Interest rate swap	$658	$(2,756)	Interest expense, net	$—	$—	$3,432	$3,015
For the Six Months Ended December 31
		Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
Instrument	Hedge	2019	2018	Consolidated Statement of Operations	2019	2018	2019	2018
Options	Brazilian Real calls	$59	$404	Cost of goods sold	$(108)	$1,084	$276,965	$283,927
Swap	Interest rate swap	$(63)	$(2,106)	Interest expense, net	$—	$—	$6,786	$5,798
We recognize gains (losses) related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold.
11.
Fair Value Measurements

Short-term investments
As of December 31, 2019, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.
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
Fair Value of Assets (Liabilities)
As of	December 31, 2019			June 30, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$49,000	$—	$—	$24,000	$—	$—
Foreign currency derivatives	$—	$442	$—	$—	$383	$—
Interest rate swap	$—	$(1,040)	$—	$—	$(977)	$—
Contingent consideration on acquisitions	$—	$—	$(7,678)	$—	$—	$—
The table below provides a summary of the changes in the fair value of Level 3 liabilities:
Balance at June 30, 2019	$—
Osprey acquisition	(7,553)
Acquisition-related accrued interest	(125)
Balance at December 31, 2019	($7,678)
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
	Three Months		Six Months
For the Periods Ended December 31	2019	2018	2019	2018
Net sales
Animal Health	$143,689	$139,562	$265,539	$270,751
Mineral Nutrition	55,685	62,319	108,334	117,157
Performance Products	14,638	16,342	29,859	30,468
Total segments	$214,012	$218,223	$403,732	$418,376
Depreciation and amortization
Animal Health	$6,711	$5,493	$13,095	$10,849
Mineral Nutrition	629	616	1,242	1,213
Performance Products	417	279	794	552
Total segments	$7,757	$6,388	$15,131	$12,614

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Six Months
For the Periods Ended December 31	2019	2018	2019	2018
Adjusted EBITDA
Animal Health	$33,838	$35,925	$58,899	$71,641
Mineral Nutrition	3,684	4,084	7,159	6,647
Performance Products	1,457	1,514	2,309	2,230
Total segments	$38,979	$41,523	$68,367	$80,518
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$16,895	$20,074	$20,467	$42,779
Interest expense, net	3,432	3,015	6,786	5,798
Depreciation and amortization – Total segments	7,757	6,388	15,131	12,614
Depreciation and amortization – Corporate	391	453	798	918
Corporate costs	10,491	9,918	20,219	18,804
Restructure costs	—	—	425	—
Stock-based compensation	564	564	1,129	1,129
Acquisition-related cost of goods sold	—	—	280	—
Acquisition-related transaction costs	—	—	462	—
Acquisition-related other	167	—	167	—
Other, net	—	(1,506)	—	(1,506)
Foreign currency (gains) losses, net	(718)	2,617	2,503	(18)
Adjusted EBITDA – Total segments	$38,979	$41,523	$68,367	$80,518

As of	December 31, 2019	June 30, 2019
Identifiable assets
Animal Health	$572,921	$508,864
Mineral Nutrition	69,988	67,662
Performance Products	33,530	32,886
Total segments	676,439	609,412
Corporate	111,879	117,259
Total	$788,318	$726,671
The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of  $3,548 and $3,287 as of December 31, 2019 and June 30, 2019, respectively. The Performance Products segment includes an investment in an equity method investee of  $852 and $759 as of December 31, 2019 and June 30, 2019, respectively. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

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

Analysis of the consolidated statements of operations
Summary Results of Operations
	Three Months				Six Months
For the Periods Ended December 31	2019	2018	Change		2019	2018	Change
	(in thousands, except per share amounts and percentages)
Net sales	$214,012	$218,223	$(4,211)	(2)%	$403,732	$418,376	$(14,644)	(4)%
Gross profit	69,104	68,644	460	1%	126,767	134,449	(7,682)	(6)%
Selling, general and administrative expenses	49,495	42,938	6,557	15%	97,011	85,890	11,121	13%
Operating income	19,609	25,706	(6,097)	(24)%	29,756	48,559	(18,803)	(39)%
Interest expense, net	3,432	3,015	417	14%	6,786	5,798	988	17%
Foreign currency (gains) losses, net	(718)	2,617	(3,335)	*	2,503	(18)	2,521	*
Income before income taxes	16,895	20,074	(3,179)	(16)%	20,467	42,779	(22,312)	(52)%
Provision for income taxes	5,001	5,326	(325)	(6)%	6,058	11,717	(5,659)	(48)%
Net income	$11,894	$14,748	$(2,854)	(19)%	$14,409	$31,062	$(16,653)	(54)%
Net income per share
basic	$0.29	$0.37	$(0.08)		$0.36	$0.77	$(0.41)
diluted	$0.29	$0.36	$(0.07)		$0.36	$0.77	$(0.41)
Weighted average number of shares outstanding
basic	40,454	40,383			40,454	40,376
diluted	40,504	40,523			40,504	40,523
Ratio to net sales
Gross profit	32.3%	31.5%			31.4%	32.1%
Selling, general and administrative expenses	23.1%	19.7%			24.0%	20.5%
Operating income	9.2%	11.8%			7.4%	11.6%
Income before income taxes	7.9%	9.2%			5.1%	10.2%
Net income	5.6%	6.8%			3.6%	7.4%
Effective tax rate	29.6%	26.5%			29.6%	27.4%

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
Segment net sales and Adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2019	2018	Change		2019	2018	Change
	(in thousands, except percentages)
Net sales
MFAs and other	$91,955	$93,054	$(1,099)	(1)%	$166,989	$180,058	$(13,069)	(7)%
Nutritional specialties	33,062	29,460	3,602	12%	63,495	56,430	7,065	13%
Vaccines	18,672	17,048	1,624	10%	35,055	34,263	792	2%
Animal Health	143,689	139,562	4,127	3%	265,539	270,751	(5,212)	(2)%
Mineral Nutrition	55,685	62,319	(6,634)	(11)%	108,334	117,157	(8,823)	(8)%
Performance Products	14,638	16,342	(1,704)	(10)%	29,859	30,468	(609)	(2)%
Total	$214,012	$218,223	$(4,211)	(2)%	$403,732	$418,376	$(14,644)	(4)%
Adjusted EBITDA
Animal Health	$33,838	$35,925	$(2,087)	(6)%	$58,899	$71,641	$(12,742)	(18)%
Mineral Nutrition	3,684	4,084	(400)	(10)%	7,159	6,647	512	8%
Performance Products	1,457	1,514	(57)	(4)%	2,309	2,230	79	4%
Corporate	(10,491)	(9,918)	(573)	*	(20,219)	(18,804)	(1,415)	*
Total	$28,488	$31,605	$(3,117)	(10)%	$48,148	$61,714	$(13,566)	(22)%
Adjusted EBITDA ratio to segment net sales
Animal Health	23.5%	25.7%			22.2%	26.5%
Mineral Nutrition	6.6%	6.6%			6.6%	5.7%
Performance Products	10.0%	9.3%			7.7%	7.3%
Corporate(1)	(4.9)%	(4.5)%			(5.0)%	(4.5)%
Total(1)	13.3%	14.5%			11.9%	14.8%

(1)
reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
	Three Months				Six Months
For the Periods Ended December 31	2019	2018	Change		2019	2018	Change
	(in thousands, except percentages)
Net income	$11,894	$14,748	$(2,854)	(19)%	$14,409	$31,062	$(16,653)	(54)%
Interest expense, net	3,432	3,015	417	14%	6,786	5,798	988	17%
Provision for income taxes	5,001	5,326	(325)	(6)%	6,058	11,717	(5,659)	(48)%
Depreciation and amortization	8,148	6,841	1,307	19%	15,929	13,532	2,397	18%
EBITDA	28,475	29,930	(1,455)	(5)%	43,182	62,109	(18,927)	(30)%
Restructuring costs	—	—	—	*	425	—	425	*
Stock-based compensation	564	564	—	0%	1,129	1,129	—	0%
Acquisition-related cost of goods sold	—	—	—	*	280	—	280	*
Acquisition-related transaction costs	—	—	—	*	462	—	462	*
Acquisition-related other, net	167	—	167	*	167	—	167	*
Other, net	—	(1,506)	1,506	*	—	(1,506)	1,506	*
Foreign currency (gains) losses, net	(718)	2,617	(3,335)	*	2,503	(18)	2,521	*
Adjusted EBITDA	$28,488	$31,605	$(3,117)	(10)%	$48,148	$61,714	$(13,566)	(22)%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of three months ended December 31, 2019 and 2018
Net sales
Net sales of  $214.0 million for the three months ended December 31, 2019, decreased $4.2 million, or 2%, as compared to the three months ended December 31, 2018. Animal Health increased $4.1 million, while Mineral Nutrition and Performance Products declined $6.6 million and $1.7 million, respectively.
Animal Health
Net sales of  $143.7 million for the three months ended December 31, 2019, increased $4.1 million, or 3%. Net sales of MFAs and other declined $1.1 million, or 1%. Increased domestic sales were offset by reduced sales in China due to the effects of African Swine Fever. China customers purchased MFAs in advance of regulatory changes that were effective January 1, 2020. Net sales of nutritional specialty products grew $3.6 million, or 12%. The recent Osprey acquisition accounted for approximately two-thirds of the nutritional specialties sales growth. We experienced growth in net sales of domestic poultry and dairy products, partially offset by lower international sales. The increase in the domestic poultry segment was driven by the introduction of Provia Prime™, a direct fed microbial product that helps optimize the gut microbiome for improved health, immunity and productivity. Net sales of vaccines increased $1.6 million, or 10%, driven by strong international demand and increased market penetration.
Mineral Nutrition
Net sales of  $55.7 million for the three months ended December 31, 2019, decreased $6.6 million, or 11%, due to lower average selling prices coupled with lower overall unit volume. The decline in average selling prices is correlated with the movement of the underlying raw material costs.
Performance Products
Net sales of  $14.6 million for the three months ended December 31, 2019, decreased $1.7 million, or 10%, driven by lower volume of copper-based products, partially offset by increased volumes of personal care products.

Gross profit
Gross profit of  $69.1 million for the three months ended December 31, 2019, increased $0.5 million, or 1%, as compared to the three months ended December 31, 2018. Gross profit increased to 32.3% of net sales for the three months ended December 31, 2019, as compared to 31.5% for the three months ended December 31, 2018.
Animal Health gross profit increased $1.1 million due to volume growth in nutritional specialty and vaccine products, partially offset by lower volume in MFAs and other. Mineral Nutrition gross profit decreased $0.5 million, as the decline in average selling prices and unfavorable product mix more than offset lower raw material costs. Performance Products gross profit decreased $0.1 million due to decreased volume, partially offset by favorable product mix.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of  $49.5 million for the three months ended December 31, 2019, increased $6.6 million, or 15%, as compared to the three months ended December 31, 2018. SG&A for the three months ended December 31, 2019, included $0.6 million of stock-based compensation and $0.2 million of other acquisition-related costs. SG&A for the three months ended December 31, 2018, included $0.6 million of stock-based compensation and a $1.5 million benefit from the cancellation of a certain business arrangement. Excluding the effects of these costs, SG&A increased $4.9 million, or 11%.
Animal Health SG&A increased $4.4 million, including increased investments in product development and the effect of the Osprey acquisition. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Corporate expenses increased $0.5 million due to increased costs of strategic initiatives and public company costs. Stock-based compensation, other acquisition-related costs and the benefit in the prior year from the cancellation of a certain business arrangement resulted in a net $1.7 million increase to SG&A.
Interest expense, net
Interest expense, net of  $3.4 million for the three months ended December 31, 2019, increased $0.4 million, or 14%, as compared to the three months ended December 31, 2018. The increase in interest expense was primarily driven by the increase in outstanding borrowings on the Revolver. Interest income from short-term investments was comparable to the prior year.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the three months ended December 31, 2019, amounted to net gains of  $0.7 million, as compared to $2.6 million in net losses for the three months ended December 31, 2018. Foreign currency gains and losses primarily arose from intercompany balances.
Provision for income taxes
The provision for income taxes was $5.0 million and $5.3 million for the three months ended December 31, 2019 and 2018, respectively. The effective income tax rate was 29.6% and 26.5% for the three months ended December 31, 2019 and 2018, respectively. The provision for income taxes during the three months ended December 31, 2018, included a $0.7 million benefit from an adjustment to the previously recorded mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries and a $0.1 million benefit from the exercise of employee stock options. The effective income tax rate, without these benefits, would have been 30.5% for the three months ended December 31, 2018.
Net income
Net income of  $11.9 million for the three months ended December 31, 2019, decreased $2.9 million, as compared to net income of $14.8 million for the three months ended December 31, 2018. The decrease was primarily due to a $6.1 million decline in operating income and increased interest expense of  $0.4 million, partially offset by favorable foreign currency movements of  $3.3 million and lower income

tax expense of   $0.3 million. The decline in operating income was driven by increased SG&A costs of $6.6 million as a result of investments in product development and the effect of the Osprey acquisition, partially offset by $0.5 million of increased gross profit.
Adjusted EBITDA
Adjusted EBITDA of  $28.5 million for the three months ended December 31, 2019, decreased $3.1 million, or 10%, as compared to the three months ended December 31, 2018. Animal Health Adjusted EBITDA decreased $2.1 million due to increased SG&A costs as a result of investments in product development and the effect of the Osprey acquisition, partially offset by increased gross profit driven by volume growth. Mineral Nutrition Adjusted EBITDA decreased $0.4 million, driven by decreased gross profit. Performance Products Adjusted EBITDA was comparable to the prior year. Corporate expenses increased $0.6 million due to increased professional service and public company costs.
Comparison of six months ended December 31, 2019 and 2018
Net sales
Net sales of  $403.7 million for the six months ended December 31, 2019, decreased $14.6 million, or 4%, as compared to the six months ended December 31, 2018. Animal Health, Mineral Nutrition and Performance Products declined $5.2 million, $8.8 million and $0.6 million, respectively.
Animal Health
Net sales of  $265.5 million for the six months ended December 31, 2019, declined $5.2 million, or 2%. Net sales of MFAs and other declined $13.1 million, or 7%, due to reduced demand related to the effect of African Swine Fever in China. Net sales growth in other products and regions were a partial offset. Net sales of nutritional specialty products grew $7.1 million, or 13%, due to volume growth in poultry and dairy products. The recent Osprey acquisition accounted for approximately two-thirds of the nutritional specialty sales growth. Net sales of vaccines increased $0.8 million, or 2%, due to international demand and increased market penetration. Net sales of vaccines would have increased approximately 7%, excluding the loss of a domestic distribution arrangement in October 2018.
Mineral Nutrition
Net sales of  $108.3 million for the six months ended December 31, 2019, decreased $8.8 million, or 8%, driven by lower average selling prices and decreased unit volumes. The decline in average selling prices is correlated with the movement of the underlying raw material costs.
Performance Products
Net sales of  $29.9 million for the six months ended December 31, 2019, decreased $0.6 million, or 2%. Increased volumes of personal care ingredients were more than offset by lower volume of copper-based products.
Gross profit
Gross profit of  $126.8 million for the six months ended December 31, 2019, decreased $7.7 million, or 6%, as compared to the six months ended December 31, 2018. Gross profit decreased to 31.4% of net sales for the six months ended December 31, 2019, as compared to 32.1% for the six months ended December 31, 2018. The six months ended December 31, 2019, included $0.3 million of acquisition-related cost of goods sold.
Animal Health gross profit decreased $7.5 million due to volume declines and unfavorable product mix in MFAs and other, partially offset by volume growth in nutritional specialty products. Gross profit from vaccine products was comparable to the prior year. Mineral Nutrition gross profit increased $0.4 million, as favorable raw material costs and product mix offset the decline in average selling prices. Performance Products gross profit decreased $0.3 million due to unfavorable manufacturing costs.

Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of  $97.0 million for the six months ended December 31, 2019, increased $11.1 million, or 13%, as compared to the six months ended December 31, 2018. SG&A for the six months ended December 31, 2019, included $0.4 million of restructuring costs, $1.1 million of stock-based compensation, 0.5 million of acquisition-related transaction costs and $0.2 million of other acquisition-related costs. SG&A for the six months ended December 31, 2018, included $1.1 million of stock-based compensation and a $1.5 million benefit from the cancellation of a certain business arrangement. Excluding the effects of these costs, SG&A increased $8.5 million, or 10%.
Animal Health SG&A increased $7.5 million, including increased investments in product development and the effect of the Osprey acquisition. Mineral Nutrition and Performance Products SG&A decreased $0.1 million and $0.2 million, respectively. Corporate expenses increased $1.3 million due to increased costs of strategic initiatives and public company costs. The restructuring costs, stock-based compensation, acquisition-related transaction costs, other acquisition-related costs and the benefit in the prior year from the cancellation of a certain business arrangement resulted in a net $2.6 million increase to SG&A.
Interest expense, net
Interest expense, net of  $6.8 million for the six months ended December 31, 2019, increased $1.0 million, or 17%, as compared to the six months ended December 31, 2018. The increase in interest expense was primarily driven by the increase in outstanding borrowings on the Revolver. Interest income from short-term investments was comparable to the prior year.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the six months ended December 31, 2019, amounted to net losses of $2.5 million, as compared to a nominal amount for the six months ended December 31, 2018. Foreign currency gains and losses primarily arose from intercompany balances and the effects of currency devaluations in both Argentina and Turkey.
Provision for income taxes
The provision for income taxes was $6.1 million and $11.7 million for the six months ended December 31, 2019 and 2018, respectively. The effective income tax rate was 29.6% and 27.4% for the six months ended December 31, 2019 and 2018, respectively. The provision for income taxes during the six months ended December 31, 2018 included a $0.7 million benefit from an adjustment to the previously recorded mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries and a $0.2 million benefit from the exercise of employee stock options. The effective income tax rate, without these benefits, would have been 29.6% for the six months ended December 31, 2018.
Net income
Net income of $14.4 million for the six months ended December 31, 2019, decreased $16.7 million, as compared to net income of $31.1 million for the six months ended December 31, 2018. The decrease was primarily due to an $18.8 million decline in operating income coupled with unfavorable foreign currency movements of  $2.5 million and increased interest expense of  $1.0 million, partially offset by lower income tax expense of  $5.6 million. The decline in operating income was driven by a $7.7 million reduction in gross profit, on reduced volumes and unfavorable product mix, and increased SG&A costs of  $11.1 million as we continue to invest in product development and strategic growth initiatives.
Adjusted EBITDA
Adjusted EBITDA of  $48.1 million for the six months ended December 31, 2019, decreased $13.6 million, or 22%, as compared to the six months ended December 31, 2018. Animal Health Adjusted EBITDA decreased $12.7 million due to reduced sales volumes and the related gross profit decline, coupled with increased SG&A costs for product development and strategic growth initiatives. Mineral Nutrition

Adjusted EBITDA increased $0.5 million, driven by increased gross profit. Performance Products Adjusted EBITDA was comparable to the prior year. Corporate expenses increased $1.4 million due to increased costs of strategic initiatives and public company costs.
Analysis of financial condition, liquidity and capital resources
Net increase (decrease) in cash and cash equivalents was:
	Six Months
For the Periods Ended December 31	2019	2018	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$28,521	$16,636	$11,737
Investing activities	(96,709)	(20,928)	(75,633)
Financing activities	36,930	6,874	30,056
Effect of exchange-rate changes on cash and cash equivalents	(135)	(414)	279
Net increase/(decrease) in cash and cash equivalents	$(31,393)	$2,168	$(33,561)

Certain amounts may reflect rounding adjustments.
Net cash provided (used) by operating activities was comprised of:
	Six Months
For the Periods Ended December 31	2019	2018	Change
	(in thousands)
EBITDA	$43,182	$62,109	$(18,927)
Adjustments
Restructuring costs	425	—	425
Stock-based compensation	1,129	1,129	—
Acquisition-related cost of goods sold	280	—	280
Acquisition-related transaction costs	462	—	462
Acquisition other, net	167	—	167
Other, net	—	(1,506)	1,506
Foreign currency (gains) losses, net	2,503	(18)	2,521
Interest paid	(6,261)	(5,874)	(387)
Income taxes paid	(9,357)	(10,490)	1,133
Changes in operating assets and liabilities and other items	(3,547)	(28,714)	25,019
Cash used for acquisition-related transaction costs	(462)	—	(462)
Net cash provided (used) by operating activities	$28,521	$16,636	$11,737

Certain amounts may reflect rounding adjustments.
Operating activities
Net cash provided by operating activities was $28.5 million for the six months ended December 31, 2019. Cash provided by net income and non-cash items of $32.0 million, including depreciation and amortization, was offset by $3.5 million of cash used in the ordinary course of business for changes in operating assets and liabilities and other items. Cash uses included $14.1 million for accounts payable and $2.3 million for prepaid expenses and other due to the timing of payments for inventory purchases. Cash was provided by accounts receivable of  $12.9 million due to the timing of sales and collections in international regions.

Investing activities
Net cash used in investing activities was $96.7 million for the six months ended December 31, 2019. Cash used for the Osprey acquisition was $54.5 million. We invested $25.0 million in short-term investments. Capital expenditures were $16.1 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements.
Financing activities
Net cash provided by financing activities was $36.9 million for the six months ended December 31, 2019. Net borrowings on our Revolver provided $53.0 million, primarily to fund the cash paid for the Osprey acquisition. We paid $9.7 million in dividends to holders of our Class A and Class B common stock. We paid $6.4 million in scheduled debt and other requirements.
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
Certain relevant measures of our liquidity and capital resources follow:
As of	December 31, 2019	June 30, 2019
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$75,180	$81,573
Working capital	238,873	242,902
Ratio of current assets to current liabilities	2.82:1	2.71:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At December 31, 2019, we had $149.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of   $2.7 million, leaving $98.3 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. On February 3, 2020, our Board of Directors declared a cash dividend of   $0.12 per share on Class A and Class B common stock outstanding on the record date of March 4, 2020, payable on March 25, 2020. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
As of December 31, 2019, our cash and cash equivalents and short-term investments included $73.2 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations
As of December 31, 2019, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2019.
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
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant estimates include depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax and value-added tax assets, assessment of the incremental borrowing rates and reasonably certain renewal periods associated with our lease agreements, legal and environmental matters and actuarial assumptions related to our pension plans. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of December 31, 2019, there have been no material changes to any of the critical accounting policies contained therein, other than those related to the adoption of the new lease standard, ASU 2016-02, Leases (Topic 842). See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards” for the changes made to our lease accounting policy.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2019.
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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Phibro Animal Health Corporation
February 3, 2020	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
February 3, 2020	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer