Form 10-Q
period 2020-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2020-05-07
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-36410

_______________________________

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

______________________________

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

As of April 30, 2020, there were 20,287,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
For the Periods Ended March 31	2020	2019	2020	2019
	(unaudited)
	(in thousands, except per share amounts)

Net sales	$210,739	$205,736	$614,471	$624,112
Cost of goods sold	141,188	140,864	418,153	424,791
Gross profit	69,551	64,872	196,318	199,321
Selling, general and administrative expenses	48,232	42,304	145,243	128,194
Operating income	21,319	22,568	51,075	71,127
Interest expense, net	3,263	2,931	10,049	8,729
Foreign currency (gains) losses, net	(608)	122	1,895	104
Income before income taxes	18,664	19,515	39,131	62,294
Provision for income taxes	5,163	4,666	11,221	16,383
Net income	$13,501	$14,849	$27,910	$45,911

Net income per share
basic	$0.33	$0.37	$0.69	$1.14
diluted	$0.33	$0.37	$0.69	$1.13
Weighted average common shares outstanding
basic	40,454	40,442	40,454	40,398
diluted	40,504	40,531	40,504	40,519

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
For the Periods Ended March 31	2020	2019	2020	2019
	(unaudited)
	(in thousands)
Net income	$13,501	$14,849	$27,910	$45,911

Change in fair value of derivative instruments	(9,995)	(1,464)	(9,999)	(3,166)
Foreign currency translation adjustment	(23,873)	(1,846)	(28,493)	(5,365)
Unrecognized net pension gains (losses)	129	117	387	349
(Provision) benefit for income taxes	2,457	336	2,394	701
Other comprehensive income (loss)	(31,282)	(2,857)	(35,711)	(7,481)

Comprehensive income (loss)	$(17,781)	$11,992	$(7,801)	$38,430

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
As of	2020	2019
	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$26,748	$57,573
Short-term investments	55,000	24,000
Accounts receivable, net	151,556	159,022
Inventories, net	177,287	198,322
Other current assets	27,564	27,245
Total current assets	438,155	466,162
Property, plant and equipment, net	143,112	140,235
Intangibles, net	73,208	47,478
Goodwill	52,679	27,348
Other assets	68,896	45,448
Total assets	$776,050	$726,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$17,188	$12,540
Accounts payable	68,162	73,189
Accrued expenses and other current liabilities	75,882	68,498
Total current liabilities	161,232	154,227
Revolving credit facility	146,000	96,000
Long-term debt	203,851	217,635
Other liabilities	69,622	42,794
Total liabilities	580,705	510,656

Commitments and contingencies (Note 9)

Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,287,574 shares issued and outstanding at March 31, 2020, and June 30, 2019; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at March 31, 2020, and June 30, 2019	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	134,960	133,266
Retained earnings	182,273	168,926
Accumulated other comprehensive income (loss)	(121,892)	(86,181)
Total stockholders' equity	195,345	216,015
Total liabilities and stockholders' equity	$776,050	$726,671

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
For the Periods Ended March 31	2020	2019
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$27,910	$45,911
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	24,177	20,407
Amortization of debt issuance costs and debt discount	662	662
Stock-based compensation	1,694	1,694
Acquisition-related costs of goods sold	280	—
Acquisition-related accrued interest	200	—
Deferred income taxes	(1,279)	1,742
Foreign currency (gains) losses, net	676	(290)
Other	620	(804)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	4,009	(17,924)
Inventories, net	6,584	(13,471)
Other current assets	(1,841)	(4,111)
Other assets	(1,369)	(147)
Accounts payable	(4,159)	4,375
Accrued expenses and other liabilities	(2,693)	(5,754)
Net cash provided (used) by operating activities	55,471	32,290
INVESTING ACTIVITIES
Purchases of short-term investments	(55,000)	(28,000)
Maturities of short-term investments	24,000	29,000
Capital expenditures	(23,969)	(19,774)
Business acquisitions	(54,549)	(9,838)
Other, net	(1,339)	(264)
Net cash provided (used) by investing activities	(110,857)	(28,876)
FINANCING ACTIVITIES
Revolving credit facility borrowings	194,000	157,000
Revolving credit facility repayments	(144,000)	(131,000)
Payments of long-term debt and other	(9,486)	(9,504)
Issuance of acquisition note payable	—	3,775
Payment of acquisition note payable	—	(3,775)
Proceeds from common shares issued	—	1,134
Dividends paid	(14,563)	(13,738)
Net cash provided (used) by financing activities	25,951	3,892
Effect of exchange rate changes on cash	(1,390)	(598)
Net increase (decrease) in cash and cash equivalents	(30,825)	6,708
Cash and cash equivalents at beginning of period	57,573	29,168
Cash and cash equivalents at end of period	$26,748	$35,876

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
Comprehensive income (loss)	—	—	—	—	2,515	(7,547)	(5,032)
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2019	40,453,608	$4	$—	$133,831	$166,587	$(93,728)	$206,694
Comprehensive income (loss)	—	—	—	—	11,894	3,118	15,012
Dividends declared ($0.12 per share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2019	40,453,608	$4	$—	$134,395	$173,626	$(90,610)	$217,415
Comprehensive income (loss)	—	—	—	—	13,501	(31,282)	(17,781)
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of March 31, 2020	40,453,608	$4	$—	$134,960	$182,273	$(121,892)	$195,345

	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
As of June 30, 2018	40,357,708	$4	$—	$129,873	$131,560	$(76,483)	$184,954
Adoption of new revenue standard			—	—	1,245	—	1,245
Comprehensive income (loss)	—	—	—	—	16,314	(7,195)	9,119
Exercise of stock options	17,860	—	—	211	—	—	211
Dividends declared ($0.10 per share)	—	—	—	—	(4,037)	—	(4,037)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2018	40,375,568	$4	$—	$130,649	$145,082	$(83,678)	$192,057
Comprehensive income (loss)	—	—	—	—	14,748	2,571	17,319
Exercise of stock options	11,000	—	—	130	—	—	130
Dividends declared ($0.12 per share)	—	—	—	—	(4,846)	—	(4,846)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2018	40,386,568	$4	$—	$131,343	$154,984	$(81,107)	$205,224
Comprehensive income (loss)	—	—	—	—	14,849	(2,857)	11,992
Exercise of stock options	67,040	—	—	793	—	—	793
Dividends declared ($0.12 per share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation expense	—	—	—	565	—	—	565
As of March 31, 2019	40,453,608	$4	$—	$132,701	$164,978	$(83,964)	$213,719

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

The unaudited consolidated financial information for the three and nine months ended March 31, 2020 and 2019, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Annual Report”), filed with the Securities and Exchange Commission on August 27, 2019 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2019, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain. The pandemic is expected to affect our sales, expenses, reserves and allowances, manufacturing operations, research and development costs and employee-related amounts. The pandemic may have significant economic impact on local, regional, national and international customers and markets. New information that may emerge concerning COVID-19 and the actions required to contain or treat it may affect the duration and severity of the pandemic. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

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

2.	Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective July 1, 2019. See “New Accounting Standards” and “Note 7—Leases.” As of March 31, 2020, there have been no other material changes to our significant accounting policies.

Leases

We determine at the inception of an arrangement whether the arrangement contains a lease. If an arrangement contains a lease, we assess the lease term when the underlying asset is available for use (“lease commencement”). Individual lease terms reflect the non-cancellable period of the lease, reasonably certain renewal periods and consideration of termination options. We determine the lease classification as either operating or financing at lease commencement, which governs the pattern of expense recognition and presentation in our consolidated financial statements. Our current lease portfolio only includes operating leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months		Nine Months
For the Periods Ended March 31	2020	2019	2020	2019
Net income	$13,501	$14,849	$27,910	$45,911

Weighted average number of shares – basic	40,454	40,442	40,454	40,398
Dilutive effect of stock options and restricted stock units	50	89	50	121
Weighted average number of shares – diluted	40,504	40,531	40,504	40,519

Net income per share
basic	$0.33	$0.37	$0.69	$1.14
diluted	$0.33	$0.37	$0.69	$1.13

New Accounting Standards

ASU 2020-04, Reference Rate Reform (Topic 848), provides optional expedients and exceptions to GAAP guidance for contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) and other interbank offered rates expected to be discontinued by rate reform. The purpose of this guidance is to ease the financial reporting burdens related to the expected market transition to alternative reference rates. This ASU may be applied beginning with the interim period ended March 31, 2020, and prospectively through December 31, 2022. We are currently evaluating the effect of adoption of this guidance on our consolidated financial statements.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.

ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, modifies existing disclosure requirements for defined benefit pension and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.

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

ASU 2016-02, Leases (Topic 842), requires an entity to recognize assets and liabilities on the balance sheet for both financing and operating leases and requires additional qualitative and quantitative disclosures regarding leasing arrangements. We adopted ASU 2016-02 and its amendments effective July 1, 2019, using a modified retrospective transition approach, which does not require modifications to periods prior to the date of initial application. We utilized certain permitted practical expedients intended to ease transition to the new standard, including carrying forward the original lease classifications without reassessment. We did not use hindsight in our assessment of lease terms as of the effective date. Upon adoption of ASU 2016-02 on July 1, 2019, we recognized initial ROU assets and lease liabilities of  $18,576 and $19,368 respectively, on the consolidated balance sheet. The difference in the amounts of the ROU assets and lease liabilities recognized relates to landlord incentives and deferred rent. An adjustment to opening retained earnings was not required, and the recognition of lease expense in the consolidated statements of operations did not change significantly. Refer to “Note 7—Leases” for further information.

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

4.	Statements of Operations—Additional Information

We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle, and aquaculture. The products help prevent, control and treat diseases, enhance nutrition to help improve health and contribute to balanced mineral nutrition. The animal health and mineral nutrition products are sold directly to integrated poultry, swine and cattle integrators and through commercial animal feed manufacturers, wholesalers and distributors. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused in regions where the majority of livestock production is consolidated in large commercial farms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type
	Three Months		Nine Months
For the Periods Ended March 31	2020	2019	2020	2019

Animal Health
MFAs and other	$82,670	$84,095	$249,659	$264,153
Nutritional specialties	34,636	28,227	98,131	84,657
Vaccines	21,668	16,867	56,723	51,130
Total Animal Health	$138,974	$129,189	$404,513	$399,940
Mineral Nutrition	56,200	60,653	164,534	177,810
Performance Products	15,565	15,894	45,424	46,362
Total	$210,739	$205,736	$614,471	$624,112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Sales by Region
	Three Months		Nine Months
For the Periods Ended March 31	2020	2019	2020	2019

United States	$126,827	$122,651	$368,230	$363,202
Latin America and Canada	40,284	31,197	119,730	110,353
Europe, Middle East and Africa	31,958	27,317	83,311	78,340
Asia Pacific	11,670	24,571	43,200	72,217
Total	$210,739	$205,736	$614,471	$624,112

Net sales by region are based on country of destination.

Deferred revenue was $4,826 and $5,464 as of March 31, 2020, and June 30, 2019, respectively. Accrued expenses and other current liabilities included $1,070 and $965 of the total deferred revenue as of March 31, 2020, and June 30, 2019, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 to 70 days after the revenue is recognized.

Interest Expense and Depreciation and Amortization

	Three Months		Nine Months
For the Periods Ended March 31	2020	2019	2020	2019
Interest expense, net
Term loan	$1,888	$2,077	$5,967	$6,391
Revolving credit facility	1,400	1,022	4,361	2,689
Amortization of debt issuance costs and debt discount	220	221	662	662
Acquisition-related accrued interest	75	—	200	—
Other	78	99	241	382
Interest expense	3,661	3,419	11,431	10,124
Interest (income)	(398)	(488)	(1,382)	(1,395)
	$3,263	$2,931	$10,049	$8,729

	Three Months		Nine Months
For the Periods Ended March 31	2020	2019	2020	2019
Depreciation and amortization
Depreciation of property, plant and equipment	$5,824	$5,324	$17,395	$15,820
Amortization of intangible assets	2,325	1,538	6,659	4,550
Amortization of other assets	99	13	123	37
	$8,248	$6,875	$24,177	$20,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Balance Sheets—Additional Information

	March 31,	June 30,
As of	2020	2019
Inventories
Raw materials	$67,107	$64,441
Work-in-process	9,132	10,699
Finished goods	101,048	123,182
	$177,287	$198,322

	March 31,	June 30,
As of	2020	2019
Goodwill roll-forward
Balance at beginning of period	$27,348	$27,348
Osprey acquisition	25,331	—
Balance at end of period	$52,679	$27,348

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,635 equity investment are currently idled; we have concluded that the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

	March 31,	June 30,
As of	2020	2019
Other assets
ROU operating lease assets	$22,083	$—
Deferred income taxes	19,552	16,770
Deposits	5,319	7,024
Insurance investments	5,535	5,431
Equity method investments	4,958	4,196
Indemnification asset	3,000	3,000
Deferred financing fees	1,149	1,531
Other	7,300	7,496
	$68,896	$45,448

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	June 30,
As of	2020	2019
Accrued expenses and other current liabilities
Employee related	$29,474	$28,298
Current operating lease liabilities	6,416	—
Commissions and rebates	7,550	8,397
Professional fees	6,448	5,212
Income and other taxes	5,403	6,067
Restructuring costs	2,214	3,590
Insurance-related	1,341	1,279
Derivatives	1,871	—
Other	15,165	15,655
	$75,882	$68,498

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

During the nine months ended March 31, 2020, we recorded $425 related to employee separation charges. The charges are included in selling, general and administrative expenses in our consolidated statements of operations. The following table summarizes the activity of the restructuring liability during the nine months ended March 31, 2020:

Liability balance at June 30, 2019	$5,590
Charges	425
Payments	(2,601)
Liability balance at March 31, 2020	$3,414

As of March 31, 2020, $2,214 was included in accrued expenses and other current liabilities and $1,200 was included in other liabilities. We expect to record an additional charge for employee separation costs of an estimated $500 and plan to complete the additional separation actions by June 30, 2020.

	March 31,	June 30,
As of	2020	2019
Other liabilities
Long-term operating lease liabilities	$16,361	$—
Long-term and deferred income taxes	9,291	8,978
Derivatives	8,722	977
Supplemental retirement benefits, deferred compensation and other	7,927	7,605
Acquisition-related consideration	7,753	—
International retirement plans	4,818	5,133
Restructuring costs	1,200	2,000
U.S. pension plan	945	3,934
Other long-term liabilities	12,605	14,167
	$69,622	$42,794

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	June 30,
As of	2020	2019
Accumulated other comprehensive income (loss)
Derivative instruments	$(10,593)	$(594)
Foreign currency translation adjustment	(99,718)	(71,225)
Unrecognized net pension gains (losses)	(19,663)	(20,050)
(Provision) benefit for income taxes on derivative instruments	2,638	148
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(2,722)	(2,626)
	$(121,892)	$(86,181)

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

The Credit Facilities require, among other things, the maintenance of  (i) a maximum First Lien Net Leverage Ratio and (ii) a minimum consolidated interest coverage ratio, each calculated on a trailing four quarter basis, and contain an acceleration clause should an event of default (as defined in the Credit Agreement) occur. As of March 31, 2020, we were in compliance with the financial covenants.

As of March 31, 2020, we had $146,000 in borrowings under the Revolver and had outstanding letters of credit of  $2,709, leaving $101,291 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

As of March 31, 2020, the interest rates for the Revolver and the Term A Loan were 2.54% and 3.19%, respectively. The weighted-average interest rates for the outstanding Revolver were 3.44% and 3.82% for the nine months ended March 31, 2020 and 2019, respectively. The weighted-average interest rates for the Term A Loan were 3.45% and 3.50% for the nine months ended March 31, 2020 and 2019, respectively.

In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrently with the Credit Agreement.

In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.620% plus the applicable rate. On the maturity of the July 2017 agreement, this agreement increases to a notional principal amount of $300,000 through June 30, 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.620% plus the applicable rate. We designated the interest rate swaps as highly effective cash flow hedges. For additional details, see “—Derivatives.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt

	March 31,	June 30,
As of	2020	2019
Term A Loan due June 2022	$221,875	$231,250
Other	—	40
	221,875	231,290
Unamortized debt issuance costs and debt discount	(836)	(1,115)
	221,039	230,175
Less: current maturities	(17,188)	(12,540)
	$203,851	$217,635
7.	Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. The remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 16 years.

The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:

As of	March 31, 2020	Balance Sheet Classification
Assets:
Operating lease ROU assets	$22,083	Other Assets
Liabilities:
Current portion	6,416	Accrued expenses and other current liabilities
Non-current portion	16,361	Other liabilities
Total operating lease liabilities	$22,777

The following table summarizes the composition of net lease cost:

	Three months	Nine months
For the Periods Ended March 31	2020	2020

Operating lease expense	$1,885	$5,647
Variable lease expense	361	992
Short-term lease expense	196	613
Total lease cost	$2,442	$7,252

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables include other supplemental information:

	Three months	Nine months
For the Periods Ended March 31	2020	2020
Operating cash flows used for ROU operating leases	$1,884	$5,529
Right of use assets obtained in exchange for new operating lease liabilities	$830	$8,591

As of
March 31, 2020
Weighted average remaining lease term (in years) – ROU operating leases	6.5
Weighted average discount rate – ROU operating leases	4.07%

At March 31, 2020, maturities of future lease liabilities were:

For the Years Ending June 30
2020	$1,981
2021	6,665
2022	5,076
2023	2,829
2024	2,378
2025 and thereafter	7,413
Total lease payments	26,342
Less: interest	3,565
Total operating lease liabilities	$22,777

As of March 31, 2020, we had approximately $5,600 of undiscounted lease payment obligations associated with an executed lease agreement for which the related lease had not commenced. The undiscounted payments are based on an initial lease term of seven years. We do not have control of the underlying assets prior to lease commencement, which is expected to be prior to June 30, 2020.

Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.

Future minimum lease payments for operating leases accounted for under ASC 840, “Leases,” with remaining non-cancelable terms in excess of one year at June 30, 2019, were:

For the Years Ending June 30
2020	$5,815
2021	4,160
2022	3,191
2023	1,445
2024	865
Thereafter	765
Total minimum lease payments	$16,241

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $364 and $392 during the three months ended March 31, 2020 and 2019, respectively, and $1,204 and $1,605 during the nine months ended March 31, 2020 and 2019, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Known costs and expenses under Environmental Laws incidental to ongoing operations, including the cost of litigation proceedings relating to environmental matters, are included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws or to investigate or remediate potential or actual contamination, and from time to time we establish reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred are difficult to predict.

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

The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility of our subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”). The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defense costs. Furthermore, a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling has filed a complaint under the Comprehensive Environmental Response, Compensation, and Liability Act and the Resource Conservation and Recovery Act in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $4,940 and $5,890 at March 31, 2020, and June 30, 2019, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

In July 2017, we entered into an interest rate swap agreement on the first $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrently with the Credit Agreement. In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.620% plus the applicable rate. On the maturity of the July 2017 agreement, this agreement increases to a notional principal amount of $300,000 through June 30, 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.620% plus the applicable rate. The forecasted transactions are probable of occurring, and the interest rate swaps have been designated as highly effective cash flow hedges.

We entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through March 2022. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding derivatives that are designated and effective as cash flow hedges as of March 31, 2020, were:

	Hedge	Notional Amount at March 31, 2020	Consolidated Balance Sheet	Asset (Liability) fair value as of
Instrument				March 31, 2020	June 30, 2019
Options	Brazilian Real calls	R$135,000	(1)	$83	$413
Options	Brazilian Real puts	R$135,000	(1)	$(3,586)	$(30)
Swap	Interest rate swap	$300,000	Other liabilities	$(7,090)	$(977)

___________________

(1)	We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. As of March 31, 2020, other current liabilities and other liabilities included net fair values of $1,871 and $1,632, respectively. As of June 30, 2019, other current assets included net fair values of $383.

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the three and nine months ended March 31, 2020 and 2019.

For the Three Months Ended March 31
		Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
Instrument	Hedge	2020	2019	Consolidated Statement of Operations	2020	2019	2020	2019
Options	Brazilian Real calls	$(3,945)	$(30)	Cost of goods sold	$(8)	$(5)	$141,188	$140,864
Swap	Interest rate swap	$(6,050)	$(1,434)	Interest expense, net	$59	$247	$3,263	$2,931

For the Nine Months Ended March 31
		Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
Instrument	Hedge	2020	2019	Consolidated Statement of Operations	2020	2019	2020	2019
Options	Brazilian Real calls	$(3,886)	$374	Cost of goods sold	$(116)	$1,079	$418,153	$424,791
Swap	Interest rate swap	$(6,113)	$(3,540)	Interest expense, net	$228	$523	$10,049	$8,729

We recognize gains (losses) related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized net losses of $107 related to matured contracts were recorded as a component of inventory as of March 31, 2020.

11.	Fair Value Measurements

Short-term investments

As of March 31, 2020, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.

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

Fair Value of Assets (Liabilities)

As of	March 31, 2020			June 30, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$55,000	$—	$—	$24,000	$—	$—
Foreign currency derivatives	$—	$(3,503)	$—	$—	$383	$—
Interest rate swap	$—	$(7,090)	$—	$—	$(977)	$—
Contingent consideration on acquisitions	$—	$—	$(7,753)	$—	$—	$—

The table below provides a summary of the changes in the fair value of Level 3 liabilities:

Balance at June 30, 2019	$—
Osprey acquisition	(7,553)
Acquisition-related accrued interest	(200)
Balance at March 31, 2020	$(7,753)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Business Segments

We evaluate performance and allocate resources, based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to these segments and we refer to these items as Corporate. We do not allocate Corporate costs or assets to the segments because they are not used to evaluate the segments’ operating results or financial position. Corporate costs include certain costs related to executive management, business technology, legal, finance, human resources and business development.

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

	Three Months		Nine Months
For the Periods Ended March 31	2020	2019	2020	2019
Net sales
Animal Health	$138,974	$129,189	$404,513	$399,940
Mineral Nutrition	56,200	60,653	164,534	177,810
Performance Products	15,565	15,894	45,424	46,362
Total segments	$210,739	$205,736	$614,471	$624,112

Depreciation and amortization
Animal Health	$6,665	$5,571	$19,760	$16,420
Mineral Nutrition	629	592	1,871	1,805
Performance Products	509	273	1,303	825
Total segments	$7,803	$6,436	$22,934	$19,050

Adjusted EBITDA
Animal Health	$34,635	$33,241	$93,534	$104,882
Mineral Nutrition	4,055	5,287	11,214	11,934
Performance Products	1,506	1,330	3,815	3,560
Total segments	$40,196	$39,858	$108,563	$120,376

Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$18,664	$19,515	$39,131	$62,294
Interest expense, net	3,263	2,931	10,049	8,729
Depreciation and amortization - Total segments	7,803	6,436	22,934	19,050
Depreciation and amortization - Corporate	445	439	1,243	1,357
Corporate costs	10,064	9,850	30,283	28,654
Restructure costs	—	—	425	—
Stock-based compensation	565	565	1,694	1,694
Acquisition-related cost of goods sold	—	—	280	—
Acquisition-related transaction costs	—	—	462	—
Acquisition-related other	—	—	167	—
Other, net	—	—	—	(1,506)
Foreign currency (gains) losses, net	(608)	122	1,895	104
Adjusted EBITDA - Total segments	$40,196	$39,858	$108,563	$120,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	June 30,
As of	2020	2019
Identifiable assets
Animal Health	$555,917	$508,864
Mineral Nutrition	68,693	67,662
Performance Products	32,232	32,886
Total segments	656,842	609,412
Corporate	119,208	117,259
Total	$776,050	$726,671

The Animal Health segment includes all goodwill of the Company. The Animal Health segment includes advances to and investment in an equity method investee of $3,635 and $3,287 as of March 31, 2020, and June 30, 2019, respectively. The Performance Products segment includes an investment in an equity method investee of $884 and $759 as of March 31, 2020, and June 30, 2019, respectively. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax-related assets and certain other assets.

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

Overview of our business

Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle, and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries.

Effects of the COVID-19 pandemic

We experienced limited financial disruption from the coronavirus pandemic (“COVID-19”) on our consolidated financial results during the three months ended March 31, 2020.

Phibro is an integral participant in the essential production of meat, milk, eggs and fish for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Our global production facilities have continued to operate without interruption, despite supply chain and logistical challenges. Our sales and technical service people remain in close virtual contact with our customers, as most travel and in-person meetings have been cancelled. Most of our administrative and management staff are working remotely. We are experiencing some cost increases from the safety measures implemented to protect our employees and from supply chain disruptions. We have maintained headcount and compensation at constant levels. We are closely monitoring sales trends, cash flow and liquidity. We have reviewed the provisions of the CARES (Coronavirus Aid, Relief, and. Economic Security) Act and related legislation and do not expect any significant financial effect on Phibro.

We currently are seeing unprecedented demand disruption and production impacts in the global food animal industry, due to the COVID-19 pandemic. While our sales to date have continued close to our expectations, we anticipate a decline in demand for our products in the near term, as our customers attempt to navigate rapidly evolving market conditions. The effects COVID-19 will have on our consolidated results going forward and the broader economic environment are uncertain. The demand for our products will be dependent upon economic conditions and the ability of our customers and end users of our products to operate their businesses and production facilities, among other factors. Our future operational results may be impacted by government mandated response efforts, supply chain and manufacturing disruptions, increased volatility in raw material costs and decreased demand due to changes in our customer purchasing patterns and preferences. We are unable to predict with certainty the nature and timing of when any of these events may occur. We will continue to evaluate the nature and extent of the effects of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional considerations and risks associated with COVID-19 on our business, please refer to the updates to Item 1A. “Risk Factors.”

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Nine Months
For the Periods Ended March 31	2020	2019	Change		2020	2019	Change
	(in thousands, except per share amounts and percentages)
Net sales	$210,739	$205,736	$5,003	2%	$614,471	$624,112	$(9,641)	(2)%
Gross profit	69,551	64,872	4,679	7%	196,318	199,321	(3,003)	(2)%
Selling, general and administrative expenses	48,232	42,304	5,928	14%	145,243	128,194	17,049	13%
Operating income	21,319	22,568	(1,249)	(6)%	51,075	71,127	(20,052)	(28)%
Interest expense, net	3,263	2,931	332	11%	10,049	8,729	1,320	15%
Foreign currency (gains) losses, net	(608)	122	(730)	*	1,895	104	1,791	*
Income before income taxes	18,664	19,515	(851)	(4)%	39,131	62,294	(23,163)	(37)%
Provision for income taxes	5,163	4,666	497	11%	11,221	16,383	(5,162)	(32)%
Net income	$13,501	$14,849	$(1,348)	(9)%	$27,910	$45,911	$(18,001)	(39)%

Net income per share
basic	$0.33	$0.37	$(0.04)		$0.69	$1.14	$(0.45)
diluted	$0.33	$0.37	$(0.04)		$0.69	$1.13	$(0.44)

Weighted average number of shares outstanding
basic	40,454	40,442			40,454	40,398
diluted	40,504	40,531			40,504	40,519

Ratio to net sales
Gross profit	33.0%	31.5%			31.9%	31.9%
Selling, general and administrative expenses	22.9%	20.6%			23.6%	20.5%
Operating income	10.1%	11.0%			8.3%	11.4%
Income before income taxes	8.9%	9.5%			6.4%	10.0%
Net income	6.4%	7.2%			4.5%	7.4%
Effective tax rate	27.7%	23.9%			28.7%	26.3%

_________________

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

Segment net sales and Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2020	2019	Change		2020	2019	Change
Net sales	(in thousands, except percentages)
MFAs and other	$82,670	$84,095	$(1,425)	(2)%	$249,659	$264,153	$(14,494)	(5)%
Nutritional specialties	34,636	28,227	6,409	23%	98,131	84,657	13,474	16%
Vaccines	21,668	16,867	4,801	28%	56,723	51,130	5,593	11%
Animal Health	138,974	129,189	9,785	8%	404,513	399,940	4,573	1%
Mineral Nutrition	56,200	60,653	(4,453)	(7)%	164,534	177,810	(13,276)	(7)%
Performance Products	15,565	15,894	(329)	(2)%	45,424	46,362	(938)	(2)%
Total	$210,739	$205,736	$5,003	2%	$614,471	$624,112	$(9,641)	(2)%

Adjusted EBITDA
Animal Health	$34,635	$33,241	$1,394	4%	$93,534	$104,882	$(11,348)	(11)%
Mineral Nutrition	4,055	5,287	(1,232)	(23)%	11,214	11,934	(720)	(6)%
Performance Products	1,506	1,330	176	13%	3,815	3,560	255	7%
Corporate	(10,064)	(9,850)	(214)	*	(30,283)	(28,654)	(1,629)	*
Total	$30,132	$30,008	$124	0%	$78,280	$91,722	$(13,442)	(15)%

Adjusted EBITDA ratio to segment net sales
Animal Health	24.9%	25.7%			23.1%	26.2%
Mineral Nutrition	7.2%	8.7%			6.8%	6.7%
Performance Products	9.7%	8.4%			8.4%	7.7%
Corporate (1)	(4.8)%	(4.8)%			(4.9)%	(4.6)%
Total (1)	14.3%	14.6%			12.7%	14.7%
________________

(1)    Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2020	2019	Change		2020	2019	Change
	(in thousands, except percentages)
Net income	$13,501	$14,849	$(1,348)	(9)%	$27,910	$45,911	$(18,001)	(39)%
Interest expense, net	3,263	2,931	332	11%	10,049	8,729	1,320	15%
Provision for income taxes	5,163	4,666	497	11%	11,221	16,383	(5,162)	(32)%
Depreciation and amortization	8,248	6,875	1,373	20%	24,177	20,407	3,770	18%
EBITDA	30,175	29,321	854	3%	73,357	91,430	(18,073)	(20)%
Restructuring costs	—	—	—	*	425	—	425	*
Stock-based compensation	565	565	—	0%	1,694	1,694	—	0%
Acquisition-related cost of goods sold	—	—	—	*	280	—	280	*
Acquisition-related transaction costs	—	—	—	*	462	—	462	*
Acquisition-related other, net (1)	—	—	—	*	167	—	167	*
Other, net	—	—	—	*	—	(1,506)	1,506	*
Foreign currency (gains) losses, net	(608)	122	(730)	*	1,895	104	1,791	*
Adjusted EBITDA	$30,132	$30,008	$124	0%	$78,280	$91,722	$(13,442)	(15)%

______________

Certain amounts and percentages may reflect rounding adjustments.

*    Calculation not meaningful

Comparison of three months ended March 31, 2020 and 2019

Net sales

Net sales of $210.7 million for the three months ended March 31, 2020, increased $5.0 million, or 2%, as compared to the three months ended March 31, 2019. Animal Health increased $9.8 million, while Mineral Nutrition and Performance Products declined $4.5 million and $0.3 million, respectively.

Animal Health

Net sales of $139.0 million for the three months ended March 31, 2020, increased $9.8 million, or 8%. Net sales of MFAs and other declined $1.4 million, or 2%, as increased demand from poultry and cattle customers in the U.S. and Latin America were offset by reduced volumes in China due to African Swine Fever and regulatory changes that took effect January 1, 2020. Net sales of nutritional specialty products grew $6.4 million, or 23%, due to growth of domestic poultry and dairy products and the recent Osprey acquisition, which accounted for approximately half of the nutritional specialties sales growth. Net sales of vaccines increased $4.8 million, or 28%, driven by strong international demand for our poultry vaccines and growth in adjuvant sales.

Mineral Nutrition

Net sales of  $56.2 million for the three months ended March 31, 2020, decreased $4.5 million, or 7%, due to lower average selling prices, partially offset by increased overall unit volume. The decline in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of  $15.6 million for the three months ended March 31, 2020, decreased $0.3 million, or 2%, driven by lower volumes of ingredients for personal care products.

Gross profit

Gross profit of $69.6 million for the three months ended March 31, 2020, increased $4.7 million, or 7%, as compared to the three months ended March 31, 2019. Gross profit increased to 33.0% of net sales for the three months ended March 31, 2020, as compared to 31.5% for the three months ended March 31, 2019.

Animal Health gross profit increased $5.4 million due to volume growth in nutritional specialty and vaccine products, partially offset by lower volume in MFAs and other. Favorable product mix contributed to an improved gross profit ratio compared to the prior year. Mineral Nutrition gross profit decreased $0.8 million, as the decline in average selling prices and unfavorable product mix more than offset lower raw material costs. Performance Products gross profit increased $0.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $48.2 million for the three months ended March 31, 2020, increased $5.9 million, or 14%, as compared to the three months ended March 31, 2019.

Animal Health SG&A increased $5.0 million, due to increased investments in product development and marketing costs, the effect of the Osprey acquisition and increased variable compensation. Mineral Nutrition SG&A increased $0.5 million due to employee-related costs. Performance Products SG&A increased $0.1 million. Corporate expenses increased $0.3 million due to increased public company costs.

Interest expense, net

Interest expense, net of $3.3 million for the three months ended March 31, 2020, increased $0.3 million, or 11%, as compared to the three months ended March 31, 2019. The increase in interest expense was primarily driven by the increase in outstanding borrowings on the Revolver, partially offset by the benefit of lower variable interest rates. Interest income from our short-term investments declined due to lower rates.

Foreign currency (gains) losses, net

Foreign currency (gains) losses, net for the three months ended March 31, 2020, amounted to net gains of ($0.6) million, as compared to $0.1 million in net losses for the three months ended March 31, 2019. Foreign currency gains from third party balances were partially offset by foreign currency losses from intercompany balances.

Provision for income taxes

The provision for income taxes was $5.2 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate was 27.7% and 23.9% for the three months ended March 31, 2020 and 2019, respectively. The provision for income taxes for the three months ended March 31, 2019, included a $0.5 million benefit from increased foreign tax credits, a $0.2 million benefit from an adjustment to the previously recorded mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries and a $0.1 million benefit from the exercise of employee stock options. The effective income tax rate, without these benefits, would have been 27.8% for the three months ended March 31, 2019.

Net income

Net income of $13.5 million for the three months ended March 31, 2020, decreased $1.3 million, as compared to net income of $14.8 million for the three months ended March 31, 2019. The decrease was primarily due to a $1.2 million decline in operating income, increased interest expense of $0.3 million, increased income tax expense of $0.5 million, partially offset by favorable foreign currency gains of $0.7 million. The decline in operating income was driven by increased SG&A costs of $5.9 million, partially offset by $4.7 million of increased gross profit driven by volume growth in our Animal Health segment.

Adjusted EBITDA

Adjusted EBITDA of $30.1 million for the three months ended March 31, 2020, was comparable to the three months ended March 31, 2019. Animal Health Adjusted EBITDA increased $1.4 million driven by increased gross profit from volume growth, partially offset by increased SG&A costs as a result of investments in product development and marketing and the effect of the Osprey acquisition. Mineral Nutrition Adjusted EBITDA decreased $1.2 million, driven by decreased gross profit and increased SG&A costs. Performance Products Adjusted EBITDA increased $0.2 million, while Corporate expenses increased $0.2 million.

Comparison of nine months ended March 31, 2020 and 2019

Net sales

Net sales of $614.5 million for the nine months ended March 31, 2020, decreased $9.6 million, or 2%, as compared to the nine months ended March 31, 2019. Animal Health increased $4.6 million, while Mineral Nutrition and Performance Products declined $13.3 million and $0.9 million, respectively.

Animal Health

Net sales of $404.5 million for the nine months ended March 31, 2020, increased $4.6 million, or 1%. Net sales of MFAs and other declined $14.5 million, or 5%, due to a sales decline of $25.8 million in China due to African Swine Fever and regulatory changes. Net sales growth in other products and regions were a partial offset. Net sales of nutritional specialty products grew $13.5 million, or 16%, due to volume growth in poultry and dairy products. The recent Osprey acquisition accounted for approximately half of the nutritional specialty sales growth. Net sales of vaccines increased $5.6 million, or 11%, due to international demand and increased market penetration. Excluding a domestic distribution arrangement that was terminated in October 2018, net sales of vaccines would have increased approximately 15%.

Mineral Nutrition

Net sales of  $164.5 million for the nine months ended March 31, 2020, decreased $13.3 million, or 7%, driven by lower average selling prices, partially offset by increased unit volumes. The decline in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $45.4 million for the nine months ended March 31, 2020, decreased $0.9 million, or 2%. Increased volumes of personal care ingredients were more than offset by lower volumes of copper-based products.

Gross profit

Gross profit of $196.3 million for the nine months ended March 31, 2020, decreased $3.0 million, or 2%, as compared to the nine months ended March 31, 2019. Gross profit as a percentage of net sales for the nine months ended March 31, 2020, was 31.9% and comparable to the prior year. The nine months ended March 31, 2020, included $0.3 million of acquisition-related cost of goods sold.

Animal Health gross profit decreased $2.2 million due to volume declines and unfavorable product mix in MFAs and other, partially offset by volume growth in nutritional specialty and vaccine products. Mineral Nutrition gross profit decreased $0.4 million, as declines in average selling prices outpaced favorable raw material costs and increased unit volume. Performance Products gross profit decreased $0.2 million.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $145.2 million for the nine months ended March 31, 2020, increased $17.0 million, or 13%, as compared to the nine months ended March 31, 2019. SG&A for the nine months ended March 31, 2020, included $0.4 million of restructuring costs, $0.5 million of acquisition-related transaction costs and $0.2 million of other acquisition-related costs. SG&A for the nine months ended March 31, 2019, included a $1.5 million benefit from the cancellation of a certain business arrangement. Excluding the effects of these costs, SG&A increased $14.5 million, or 11%.

Animal Health SG&A increased $12.5 million, including increased investments in product development, the effect of the Osprey acquisition and increased variable compensation. Mineral Nutrition SG&A increased $0.4 million due to increased employee-related costs. Performance Products SG&A was comparable to the prior year. Corporate expenses increased $1.5 million due to increased costs of strategic initiatives and public company costs. The restructuring costs, acquisition-related transaction costs, other acquisition-related costs and the benefit in the prior year from the cancellation of a certain business arrangement resulted in a net $2.5 million increase to SG&A.

Interest expense, net

Interest expense, net of $10.0 million for the nine months ended March 31, 2020, increased $1.3 million, or 15%, as compared to the nine months ended March 31, 2019. The increase in interest expense was primarily driven by the increase in outstanding borrowings on the Revolver, partially offset by the benefit of lower variable interest rates. Interest income from short-term investments was comparable to the prior year.

Foreign currency (gains) losses, net

Foreign currency (gains) losses, net for the nine months ended March 31, 2020, amounted to net losses of $1.9 million, as compared to net losses of $0.1 million for the nine months ended March 31, 2019. Increased foreign currency losses from the effects of currency devaluations and intercompany transactions were partially offset by third-party currency gains.

Provision for income taxes

The provision for income taxes was $11.2 million and $16.4 million for the nine months ended March 31, 2020 and 2019, respectively. The effective income tax rate was 28.7% and 26.3% for the nine months ended March 31, 2020 and 2019, respectively. The provision for income taxes for the nine months ended March 31, 2019, included a $1.0 benefit from increased foreign tax credits, a $0.4 million benefit from adjustments to the previously recorded mandatory toll charge on deemed repatriation of undistributed earnings of foreign subsidiaries and a $0.3 million benefit from the exercise of employee stock options. The effective income tax rate for the nine months ended March 31, 2019, would have been 29.0%, excluding these benefits.

Net income

Net income of $27.9 million for the nine months ended March 31, 2020, decreased $18.0 million, as compared to net income of $45.9 million for the nine months ended March 31, 2019. The decrease was primarily due to a $20.1 million decline in operating income, coupled with unfavorable foreign currency movements of $1.8 million and increased interest expense of $1.3 million, partially offset by lower income tax expense of $5.2 million. The decline in operating income was driven by a $3.0 million reduction in gross profit and increased SG&A costs of $17.0 million. The decline in gross profit was attributable to overall product mix in our Animal Health business coupled with the effects of lower average selling prices in the Mineral Nutrition segment. Increased SG&A costs reflect our continued investments in product development and strategic growth initiatives.

Adjusted EBITDA

Adjusted EBITDA of $78.3 million for the nine months ended March 31, 2020, decreased $13.4 million, or 15%, as compared to the nine months ended March 31, 2019. Animal Health Adjusted EBITDA decreased $11.4 million due to the gross profit decline, coupled with increased SG&A costs. The SG&A increase was driven by investments in product development and strategic growth initiatives and the effects of the Osprey acquisition. Mineral Nutrition Adjusted EBITDA declined $0.7 million as a result of lower gross profit and increased SG&A costs. Performance Products Adjusted EBITDA increased $0.3 million as compared to the prior year. Corporate expenses increased $1.6 million driven by investments in strategic initiatives and increased public company costs.

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

	Nine Months
For the Periods Ended March 31	2020	2019	Change
	(in thousands)
Cash provided by/(used in):
Operating activities	$55,471	$32,290	$23,181
Investing activities	(110,857)	(28,876)	(81,981)
Financing activities	25,951	3,892	22,059
Effect of exchange-rate changes on cash
and cash equivalents	(1,390)	(598)	(792)
Net increase/(decrease) in cash and cash equivalents	$(30,825)	$6,708	$(37,533)

_______________

Certain amounts may reflect rounding adjustments.

Net cash provided (used) by operating activities was comprised of:

	Nine Months
For the Periods Ended March 31	2020	2019	Change
	(in thousands)
EBITDA	$73,357	$91,430	$(18,073)
Adjustments
Restructuring costs	425	—	425
Stock-based compensation	1,694	1,694	—
Acquisition-related cost of goods sold	280	—	280
Acquisition-related transaction costs	462	—	462
Acquisition other, net	167	—	167
Other, net	—	(1,506)	1,506
Foreign currency (gains) losses, net	1,895	104	1,791
Interest paid, net	(9,171)	(7,691)	(1,480)
Income taxes paid	(15,045)	(13,169)	(1,876)
Changes in operating assets and liabilities and other items	1,869	(38,572)	40,441
Cash used for acquisition-related transaction costs	(462)	—	(462)
Net cash provided (used) by operating activities	$55,471	$32,290	$23,181

_______________

Certain amounts may reflect rounding adjustments.

Certain amounts in the prior period have been reclassified to conform to the current year presentation

Operating activities

Operating activities provided $55.5 million of net cash for the nine months ended March 31, 2020. Cash provided by net income and non-cash items, including depreciation and amortization, was $55.0 million. Cash provided in the ordinary course of business for changes in operating assets and liabilities and other items was $0.5 million. Inventory provided $6.6 million of cash from timing of domestic sales and purchases. Accounts receivable provided $4.0 million of cash due to the timing of collections in international regions. Cash uses included $4.2 million for accounts payable and $2.7 million for accrued expenses and other liabilities, due to the timing of domestic payments. Other current assets and other assets used $1.8 million and $1.3 million, respectively, due to the timing of payments in international regions.

Investing activities

Investing activities used $110.9 million of net cash for the nine months ended March 31, 2020. Capital expenditures were $24.0 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. The Osprey acquisition used $54.5 million of cash. We invested $31.0 million in short-term investments.

Financing activities

Financing activities provided $26.0 million of net cash for the nine months ended March 31, 2020. Net borrowings on our Revolver provided $50.0 million, primarily to fund the Osprey acquisition. We paid $14.6 million in dividends to holders of our Class A and Class B common stock. We paid $9.5 million in scheduled debt and other requirements.

Liquidity and capital resources

We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. We are aware of the current and potential future effects of COVID-19 on the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including those caused by COVID-19. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:

	March 31,	June 30,
As of	2020	2019
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$81,748	$81,573
Working capital	212,363	242,902
Ratio of current assets to current liabilities	2.47:1	2.71:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

At March 31, 2020, we had $146.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of $2.7 million, leaving $101.3 million available for borrowings and letters of credit.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. On May 4, 2020, our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock outstanding on the record date of June 3, 2020, payable on June 24, 2020. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of March 31, 2020, our cash and cash equivalents and short-term investments included $79.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

As of March 31, 2020, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2019.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain. The pandemic is expected to affect our sales, expenses, reserves and allowances, manufacturing operations, research and development costs and employee-related amounts. The pandemic may have significant economic impact on local, regional, national and international customers and markets. New information that may emerge concerning COVID-19 and the actions required to contain or treat it may affect the duration and severity of the pandemic. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

Our significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report. As of March 31, 2020, there have been no material changes to any of the critical accounting policies contained therein, other than those related to the adoption of the new lease standard, ASU 2016-02, Leases (Topic 842). See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards” for the changes made to our lease accounting policy.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

•	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers and protein processors;
•	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
•	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
•	a material portion of our sales and gross profits are generated by antibacterials and other related products;
•	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
•	outbreaks of human or animal diseases could significantly reduce demand for our products;
•	our business may be negatively affected by weather conditions and the availability of natural resources;
•	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
•	our ability to control costs and expenses;
•	any unforeseen material loss or casualty;
•	exposure relating to rising costs and reduced customer income;
•	competition deriving from advances in veterinary medical practices and animal health technologies;
•	unanticipated safety or efficacy concerns;
•	our dependence on suppliers having current regulatory approvals;
•	our raw materials are subject to price fluctuations and their availability can be limited;
•	natural and man-made disasters, including but not limited to human and animal disease epidemics, fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
•	terrorist attacks, particularly attacks on or within markets in which we operate;
•	our ability to successfully implement our strategic initiatives;
•	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
•	adverse U.S. and international economic market conditions, including currency fluctuations;
•	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
•	the risks of product liability claims, legal proceedings and general litigation expenses;
•	the impact of current and future laws and regulatory changes;
•	modification of foreign trade policy may harm our food animal product customers
•	our dependence on our Israeli and Brazilian operations;

•	our substantial level of indebtedness and related debt-service obligations;
•	restrictions imposed by covenants in our debt agreements;
•	the risk of work stoppages; and
•	other factors as described in “Risk Factors” in Item 1A. of our Annual Report on Form 10-K and set forth in this Quarterly Report on Form 10-Q.

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

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures about Market Risk” section in the Annual Report and to the notes to the consolidated financial statements included therein. As of the date of this report, there were no material changes in the Company’s financial market risks from the risks disclosed in the Annual Report.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended June 30, 2019.

Material Weakness Remediation Efforts

We continue to make further progress in implementing a broad range of changes to our internal control over financial reporting to remediate the material weaknesses described in this item. Our actions to address the material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, appropriately authorized and approved. Also, our efforts to ensure maintenance of the appropriate level of segregation of duties includes restricting access to key financial systems and records to appropriate users. We continue to make improvements by reducing the number of segregation of duties conflicts and continue to evaluate the extent it is necessary to limit access and modify responsibilities of certain personnel, as well as designing and implementing additional user access controls and compensating controls. We have completed a gap analysis of our key controls. In completing this analysis, we identified areas where new controls were needed and enhancements to existing controls, policies and procedures need to be made. Through this analysis, we have developed a workplan for remediation of our material weaknesses. We are executing our remediation plan by enhancing and supplementing the finance team through an increased number of roles, reassigning responsibilities, enhancing key financial systems and adding additional resources with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with our financial reporting requirements. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Factors Relating to our Business

A pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, may materially and adversely affect our business and our financial results.

In late 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, suppliers, consumer sentiment, economies and financial markets, and have led to an economic downturn in many countries in which we operate. Disruptions due to COVID-19 or other similar health epidemics could extend to our manufacturing facilities and our supply chain, as well as to our customers and end users of our products who raise animals or who process meat, milk, eggs and seafood for human consumption. The continued spread of COVID-19 or other disease epidemics may result in a period of economic and business disruption and could have a material adverse impact on our business and financial results.

Workforce limitations and travel restrictions resulting from pandemics, epidemics and disease outbreaks, and related government actions such as quarantines, shelter-in-place and “social distancing” requirements, travel restrictions and other similar government orders, may impact many aspects of our business. Our operations could be negatively impacted if a significant percentage of our workforce is unable to work or if we must alter the way in which we conduct our business because of illness or governmental restrictions. These negative impacts could include disruptions or slowdowns in manufacturing of our products, disruptions in our logistics and supply chain operations such as difficulty in importing and exporting our products or raw materials, and difficulties related to the transport of our products. In addition, we may take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including temporarily requiring employees to work remotely if possible, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. These limitations and restrictions could also negatively affect operations at our third-party manufacturers and suppliers, which could result in delays or disruptions in the supply of the products and raw materials that they manufacture for us and increase the costs of such products and raw materials, both of which could ultimately negatively impact sales of our products.

The ongoing economic downturn and quarantines due to COVID-19 could lead to decreased demand for protein, which may lead to end users of our products reducing their herd or flock sizes. Protein processing plants may reduce or temporarily cease operations due to quarantines and “social distancing” requirements, which may also result in end users of our products reducing herd or flock sizes due to lack of processing capacity. In addition, demand for protein could be reduced because consumers may associate human health fears related to COVID-19 with animal diseases, food, food production or food animals, whether or not it is scientifically valid. Reductions in demand for animal protein resulting from these factors could in turn affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations.

The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or similar health epidemics is highly uncertain and subject to change. We cannot presently predict the full scope and severity of any potential disruptions to our business, operating results, cash flows and/or financial condition, but we expect that the resulting adverse impact on our business and financial results could be material.

There were no other material changes in the Company’s risk factors from the risks disclosed in the Annual Report.

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

_________________

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

Phibro Animal Health Corporation

May 7, 2020	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
May 7, 2020	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer