Form 10-K
period 2020-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2020-08-26
CIK 1069899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission File Number: 001-36410

Phibro Animal Health Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-1840497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Glenpointe Centre East, 3rd Floor 300 Frank W. Burr Boulevard, Suite 21 Teaneck, New Jersey	07666-6712
(Address of Principal Executive Offices)	(Zip Code)
(201) 329-7300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	PAHC	Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report  Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $502,263,574 as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the Nasdaq Stock Market. The registrant has no non-voting common stock.
As of August 24, 2020, there were 20,287,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on November 2, 2020 (hereinafter referred to as the “2020 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2020.

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

Trademarks, Service Marks and Trade Names
The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: AB20®; Animate®; Aviax®; Aviax Plus™; Avi-Carb®; Banminth®; Bloat Guard®; Boviprol™; Cellerate Yeast Solutions®; Cerdimix™; Cerditac™; Chromax®; Coxistac™; Emulsigen®; Eskalin™; Gemstone®; Lactrol®; Magni-Phi®; MB-1™; Mecadox®; MJPRRS®; MVP Adjuvants®; Neo-Terramycin®; Neo-TM™; Nicarb®; Nicarmix®; OmniGen®; pHi-Tech™; Posistac™; Procreatin 7®; Provia Prime™; Rumatel®; Safmannan®; Stafac®; TAbic®; Tailor Made®; Terramycin®; TM-50®; TM-100™; V.H.®; V-Max®; and Vistore®.

PART I
Item 1.
Business

Overview
Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We strive to be a trusted partner with livestock producers, veterinarians and farmers by providing solutions to help them maintain and enhance the health of their animals and produce healthy, affordable food while using fewer natural resources. We sell more than 1,600 product presentations in over 75 countries to approximately 3,700 customers. We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases and support nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products either directly to integrated poultry, swine and cattle integrators or through commercial animal feed manufacturers, wholesalers and distributors.
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
COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a global pandemic. The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain. The pandemic may affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs. The pandemic may have significant economic impact on customers, suppliers and markets. New information may emerge concerning COVID-19 and the actions required to contain or treat the virus may affect the duration and severity of the pandemic. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.
Phibro is an integral participant in the essential production of meat, milk, eggs and fish for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Despite supply chain and logistical challenges, our global production facilities have continued to operate without interruption and we are implementing procedures designed to protect our employees, taking into account guidelines published by the relevant governmental health agencies. Our sales and technical service people remain in close virtual contact with our customers, as most travel and in-person meetings have been cancelled. Most of our administrative and management staff are working remotely.
For discussion regarding the impact of COVID-19 on our financial results, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Business Segments
We manage our business in three segments — Animal Health, Mineral Nutrition, and Performance Products — each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:
	Segments			Change				Percentage of total
For the Year Ended June 30	2020	2019	2018	2020 / 2019		2019 / 2018		2020	2019	2018
		($ in millions)
Animal Health	$527	$532	$532	$(5)	(1)%	$0	0%	66%	64%	65%
Mineral Nutrition	214	234	235	(19)	(8)%	(1)	(0)%	27%	28%	29%
Performance Products	59	62	53	(3)	(5)%	9	17%	7%	8%	7%
Total	$800	$828	$820	$(28)	(3)%	$8	1%

	Species			Change				Percentage of total
For the Year Ended June 30	2020	2019	2018	2020 / 2019		2019 / 2018		2020	2019	2018
		($ in millions)
Poultry	$301	$316	$321	$(15)	(5)%	$(5)	(2)%	38%	38%	39%
Dairy	163	170	177	(7)	(4)%	(7)	(4)%	20%	21%	22%
Cattle	94	88	80	6	7%	8	10%	12%	11%	10%
Swine	81	101	100	(20)	(20)%	1	1%	10%	12%	12%
Other(1)	161	153	142	8	5%	11	8%	20%	18%	17%
Total	$800	$828	$820	$(28)	(3)%	$8	1%

	Regions(2)			Change				Percentage of total
For the Year Ended June 30	2020	2019	2018	2020 / 2019		2019 / 2018		2020	2019	2018
		($ in millions)
United States	$472	$481	$491	$(9)	(2)%	$(10)	(2)%	59%	58%	60%
Latin America and Canada	159	152	143	7	5%	9	6%	20%	18%	17%
Europe, Middle East and Africa	112	105	110	7	7%	(5)	(5)%	14%	13%	13%
Asia Pacific	57	90	76	(33)	(37)%	14	18%	7%	11%	9%
Total	$800	$828	$820	$(28)	(3)%	$8	1%

(1)
Other includes sales related to: Performance Products customers; the ethanol industry; aquaculture and other minor species; adjuvants for animal vaccine manufacturers; and Mineral Nutrition other customers.

(2)
Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.
Adjusted EBITDA by segment was:
	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2020	2019	2018	2020 / 2019		2019 / 2018		2020	2019	2018
		($ in millions)
Animal Health	$123	$136	$142	$(13)	(10)%	$(6)	(4)%	87%	87%	87%
Mineral Nutrition	15	16	19	(1)	(7)%	(3)	(15)%	10%	10%	11%
Performance Products	5	5	2	(0)	(4)%	3	151%	3%	3%	1%
Corporate	(40)	(38)	(33)	(2)	*	(5)	*
Total	$102	$118	$129	$(16)	(13)%	$(11)	(8)%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations General description of non-GAAP financial measures” for description of Adjusted EBITDA.

(2)
Before unallocated corporate costs.

Certain amounts and percentages may reflect rounding adjustments.
Net identifiable assets by segment were:
	Net Identifiable Assets			Change				Percentage of total
As of June 30	2020	2019	2018	2020 / 2019		2019 / 2018		2020	2019	2018
		($ in millions)
Animal Health	$561	$509	$456	$52	10%	$53	12%	71%	70%	68%
Mineral Nutrition	66	68	70	(2)	(2)%	(2)	(3)%	8%	9%	10%
Performance Products	31	33	24	(2)	(6)%	9	37%	4%	5%	4%
Corporate	127	117	122	10	8%	(5)	(4)%	16%	16%	18%
Total	$784	$727	$672	$58	8%	$54	8%
Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.
Certain amounts and percentages may reflect rounding adjustments.
Animal Health
Our Animal Health business develops, manufactures and markets more than 1,000 product presentations, including:
•
antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and related products (MFAs and other);

•
nutritional specialty products, which support nutrition to help improve health and performance (nutritional specialties); and

•
vaccines, which induce an increase in antibody levels against a specific virus or bacterium, thus preventing disease from that viral or bacterial antigen (vaccines).

Our animal health products help our customers prevent, control and treat diseases and support nutrition to help improve health, enabling our customers to more efficiently produce high-quality, wholesome and affordable animal protein products for human consumption. We develop, manufacture and market a broad range of animal health products for food animals including poultry, swine, beef and dairy cattle and aquaculture. We provide technical and product support directly to our customers to ensure the optimal use of our products. The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and seasons. As a result, we may experience regional and seasonal fluctuations in our animal health segment.
Animal Health net sales by product group and regions were:
	Product Groups			Change				Percentage of total
For the Years Ended June 30	2020	2019	2018	2020 / 2019		2019 / 2018		2020	2019	2018
		($ in millions)
MFAs and other	$322	$350	$337	$(28)	(8)%	$13	4%	61%	66%	63%
Nutritional specialties	129	113	123	16	14%	(10)	(8)%	25%	21%	23%
Vaccines	75	68	72	7	10%	(4)	(5)%	14%	13%	14%
Animal Health	$527	$532	$532	$(5)	(1)%	$(0)	(0)%

	Regions(1)			Change				Percentage of total
For the Years Ended June 30	2020	2019	2018	2020 / 2019		2019 / 2018		2020	2019	2018
		($ in millions)
United States	$214	$199	$220	$15	8%	$(21)	(10)%	41%	37%	41%
Latin America and Canada	148	142	129	6	4%	13	10%	28%	27%	24%
Europe, Middle East and Africa	109	103	108	6	6%	(5)	(5)%	21%	19%	20%
Asia Pacific	56	88	75	(32)	(36)%	13	17%	11%	17%	14%
Total	$527	$532	$532	$(5)	(1)%	$—	0%

(1)
Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.
MFAs and Other
Our MFAs and other products primarily consists of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and other products primarily consists of the production and sale of antibacterials (including Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (including Nicarb®, Aviax®, Aviax Plus™, Coxistac™ and amprolium). Antibacterials inhibit the growth of pathogenic bacteria that cause bacterial infections in animals, while anticoccidals inhibit growth of coccida (parasites) that damage the intestinal tract of animals. MFAs and other products also include antibacterial products and other processing aids, used to improve production efficiencies in the ethanol fermentation industry.
Approximately 50% of our MFAs and other sales in fiscal year 2020 were to the poultry industry, with sales to swine, cattle, dairy and other customers accounting for the remainder. We sell our MFAs and other products in all regions where we do business.
Nutritional Specialties
Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. Many of our proprietary nutritional specialty products have been developed through basic research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include the OmniGen family of products, patented nutritional specialty products that have been shown in several studies to help maintain a cow’s healthy immune system; Animate®, an anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow; Magni-Phi®, a proprietary nutritional specialty product that has been shown to help improve intestinal health and immune response in poultry; and, Cellerate Yeast Solutions®, a line of proprietary yeast culture products that are used in all classes of livestock to help improve digestive health, which may lead to improved animal health and performance. We sell our nutritional specialty products in the United States and various other countries internationally.
In August 2019, we acquired the business and assets of Osprey Biotechnics, Inc. (“Osprey”). Osprey is a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. Osprey also produces key components of our recently launched Provia PrimeTM, a four-strain direct fed microbial product for poultry.
Vaccines
Our vaccines products are primarily focused on preventing diseases in poultry, swine and cattle. We market vaccines in all regions in which we operate. We market our vaccine products to protect animals from either viral or bacterial disease challenges.
We have developed and distribute over 400 licensed vaccine presentations for prevention of diseases in poultry, including vaccines to protect against Infectious Bursal Disease, Infectious Bronchitis, Newcastle Disease, Reovirus, Salmonella and Coryza.
We develop, manufacture and distribute autogenous vaccines against animal diseases for swine, poultry and cattle in the United States. Our autogenous vaccines allow us to produce custom vaccines for veterinarians that contain antigens specific to each farm, allowing Phibro to provide comprehensive and customized health management solutions to our customers. Our autogenous vaccine products include the Tailor Made® line of vaccines and the MJPRRS® vaccine. We also market adjuvants to animal vaccine manufacturers globally.
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
We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines, such as:
•
MB-1TM, a live attenuated vaccine for Infectious Bursal disease, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection at the hatchery,

•
TAbic IBVAR206, a live attenuated virus vaccine for Infectious Bronchitis developed from a unique genotype 2 variant strain,

•
the inactivated subunit Infectious Bursal Disease Virus and,

•
Egg Drop Syndrome vaccines, being sold as monovalent vaccines or in combinations with other antigens.

We have developed pHi-Tech™, a new technology in the form of a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides management information.
We are making operational a vaccine production facility in Sligo, Ireland to produce poultry vaccines, with longer-term expectations to add swine and cattle vaccines. Installation of machinery and equipment and preparation for regulatory approvals is in process.
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
Antibacterials and Anticoccidials
We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals while helping to control pathogens that have a negative impact on animal health and productivity. The table below presents our core MFA products:
Product	Active Ingredient	Market Entry of Active Ingredient	Description
Terramycin®/TM-50®/ TM-100™	oxytetracycline	1951	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
Amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock
Mecadox®	carbadox	1972	Antibacterial for enteric pathogens in swine including Salmonellosis and dysentery
Stafac®/Eskalin™/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac™/Posistac™	salinomycin	1979	Anticoccidial for poultry, cattle and swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerditac™/Cerdimix™	oxibendazole	1982	Anthelmintic for livestock
Aviax®	semduramicin	1995	Anticoccidial for poultry
Neo-Terramycin®/ Neo-TM™	oxytetracycline + neomycin	1999	Combination of two antibacterials with multiple applications for a wide number of species
Aviax® Plus/Avi-Carb®	semduramicin + nicarbazin	2010	Anticoccidial for poultry
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

•
Virginiamycin.   Virginiamycin is an antibacterial marketed under the brand names Stafac® to poultry, swine and cattle producers, Eskalin™ to dairy cows and beef cattle producers and V-Max® for beef cattle producers. Virginiamycin is used primarily to prevent necrotic enteritis in chickens, treat and control swine dysentery and aid in the prevention or reduce the incidence of rumen acidosis and liver abscesses in cattle. Our experience in the development and production of virginiamycin has enabled us to develop significant intellectual property through trade secret know-how, which has helped protect against competition from generics. We are the sole worldwide manufacturer and marketer of virginiamycin.

•
Carbadox.   We market carbadox under the brand name Mecadox® for use in swine feeds to control swine Salmonellosis and swine dysentery and, as a result, improve animal health and productivity. Mecadox is sold primarily in the United States to feed companies and large integrated swine producers.

Anticoccidials are produced through fermentation or chemical synthesis, and are primarily used to prevent and control the disease coccidiosis in poultry and cattle, thereby promoting animal health, resulting in healthier animals. Coccidiosis is a disease of the digestive tract that has considerable health consequences to livestock and, as a result, is of great concern to livestock producers. We sell our anticoccidials primarily to integrated poultry producers and feed companies and to international animal health companies. Our anticoccidial products include:
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
Our nutritional specialty products include:
Product	Market Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality

Product	Market Entry	Description
Animate®	1999	Maintains proper blood calcium levels in dairy cows during critical transition period
OmniGen®	2004	Optimize immune function in dairy cows and improve productivity
Provia 6086™	2013	Direct fed microbial (B.coagulans) for all classes of livestock
Magni-Phi®	2015	Proprietary blend that helps to improve intestinal health and immune response which may lead to improved absorption and utilization of nutrients for poultry
Cellerate Yeast Solutions®	2017	Proprietary yeast culture products for all classes of livestock to help improve digestive health
Provia Prime™	2019	4-way combination direct-fed microbial for optimization of gut health in poultry
AB20® is a natural flow agent that, when added to feed, improves the overall feed quality. The product is one of the most thoroughly researched in the flow agent product category.
Animate® is a patented anionic mineral supplement that helps optimize the health and performance of the transition dairy cow and improves profitability for dairy producers.
OmniGen® is a proprietary nutritional specialty product line designed to maintain a cow’s healthy immune system, improve their natural response to potential environmental stressors and health challenges, and improve productivity.
Magni-Phi® is a proprietary blend of saponins, triterpenoids and polyphenols (classes of phytogenic feed additives or natural botanicals) that helps improve intestinal health and immune response which may lead to improved absorption and utilization of nutrients for poultry.
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
We market nutritional specialty products to livestock producers with the support of key influencers, such as animal nutritionists and veterinarians.

Vaccines
We develop, manufacture and market fully licensed and autogenous vaccines for poultry, swine, cattle and aquaculture globally. We also develop, manufacture and market vaccination equipment. We produce vaccines that protect animals from either viral or bacterial disease challenges. Our vaccine products include:
Product	Market Entry	Description
V.H.®	1974	Live vaccine for the prevention of Newcastle Disease in poultry
Tailor Made® Vaccines	1982	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and cattle
MVP Adjuvants®	1982	Components of veterinary vaccines that enhance the immune response to a vaccine
TAbic® M.B.	2004	Live vaccine for the prevention of Infectious Bursal Disease in poultry
MJPRRS®	2007	Autogenous vaccine for the prevention of porcine reproductive and respiratory syndrome (“PRRS”) in swine
TAbic® IB VAR	2009	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic® IB VAR206	2010	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
MB-1TM	2017	Live hatchery vaccine for the prevention of Infections Bursal Disease in poultry
pHi-TechTM	2019	Portable electronic injection device and software enabling proper delivery of vaccines and management information
The V.H. strain of Newcastle Disease vaccine is a pathogenic strain and is effective when applied by aerosol, coarse spray, drinking water or eye-drops. It has been used successfully under various management and climate conditions in many breeds of poultry.
Tailor Made® Vaccines are autogenous vaccines against either bacterial or viral diseases which contain antigens specific to each farm. We manufacture and sell these vaccines to U.S. veterinarians for use primarily in swine and cattle.
MVP Adjuvants® are integral components used in veterinary vaccines which enhance the immune response to a vaccine. Our adjuvants include Emulsigen®, Emulsigen® D, Carbigen and Polygen.
The M.B. strain of Gumboro vaccine is an intermediate virulence live vaccine strain used for the prevention of Infectious Bursal Disease in poultry. The intermediate strain was developed to provide protection against the new field epidemic virus, which is more virulent than those previously encountered.
MJPRRS®, an autogenous vaccine for swine, is administered to pregnant sows to protect their offspring from PRRS. This vaccine includes multiple PRRS isolates representing different virus strains of PRRS.
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
pHi-Tech™ is new technology in the form of a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides management information.
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
Our mineral nutrition products also include GemStone®, our exclusive line of chelated organic trace minerals, including zinc, manganese, copper and iron glycine chelates. Our formulas feature high metal content to ensure greater mineral presence and preserve critical ration space. Each product is also highly chelated for superior bioavailability to maximize mineral absorption and minimize environmental impact. These organic trace minerals are available in a highly concentrated, easy-flowing granule.
Our mineral nutrition products also include the Vistore® portfolio of products, our chloride mineral option of value-driven trace mineral offerings. Our formulas feature high metal content to ensure optimal mineral presence and preserve critical ration space. High bioavailability also promotes maximized absorption for enhanced results and minimized waste.
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
Sales and Marketing
Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of approximately 390 employees plus approximately 200 distributors who market our portfolio of approximately 1,500 product presentations to livestock producers, veterinarians, nutritionists, animal feed companies and distributors in over 75 countries.
In direct sales markets, we sell our animal health and mineral nutrition products through our local sales offices, either directly to integrated poultry, swine and cattle integrators or through commercial animal feed manufacturers, wholesalers and distributors. Our sales representatives visit our customers, including livestock producers, veterinarians, nutritionists, animal feed companies, and distributors, to inform, promote and sell our products and services. In direct service markets, our technical operations specialists provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use.
We sell our Performance Products through our local sales offices to the personal care, industrial chemical and chemical catalyst industries. We market these products predominately in the United States.
Customers
We have approximately 3,700 customers, of which approximately 3,400 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy farmers, to be the primary customers of our livestock products. We sell our products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.
We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.
Product Registrations, Patents and Trademarks
We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, approximately 340 patents or pending applications in more than 50 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.
We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is regulated by authorities that are specific to each country (e.g., the Food and Drug Administration (“FDA”) in the United States, Health Canada in Canada and European Food Safety Authority (“EFSA”) and the European Medicines Agency (“EMA”) in Europe. Medicated product registrations and requirements are country- and product-specific for each country in which they are sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2020, we had approximately 770 Animal Health product registrations globally, including approximately 400 MFA registrations and approximately 370 vaccine registrations. Our MFA global registrations included 87 registrations for virginiamycin.
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
We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, approximately 2,500 trademark registrations or pending applications globally, identifying goods and services related to our business.
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
In November 2004, the CVM released a draft for comment of its risk assessment of streptogramin resistance for treatment of certain infections in humans attributable to the use of streptogramins in animals (the “risk assessment”). The risk assessment was initiated after approval of a human drug called Synercid®(quinupristin/dalfopristin) for treating vancomycin resistant Enterococcus faecium (VREf), which led to increased attention regarding the use of streptogramins in animals. Synercid and virginiamycin (the active ingredient in our Stafac product) are both members of the streptogramin class of antimicrobial drugs. The risk assessment was unable to produce any firm conclusions as to whether, and, if so, how much, the use of virginiamycin in food animals contributes to the occurrence of streptogramin-resistant infections in humans via a foodborne pathway.
In classifying streptogramins in 2003 as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, the FDA’s stated concern was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment of VREf infections in humans. We have requested that the FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy, however, the FDA has declined our request. There can be no assurance that we will be successful in the future in gaining the FDA’s agreement with our view that streptogramins are no longer medically important and accordingly that this antimicrobial class should be removed from the GFI 152 list of MIAs. The FDA has announced its intention to further review the GFI 152 list and to review labelling directions of products on the GFI 152 list, which may lead to increased restrictions on the use of these products.
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

In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox) via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. The NOOH process provided Phibro with an opportunity to defend the safety of Mecadox prior to the FDA taking final steps to remove Mecadox from the market. Over the next four years, as part of an ongoing process of responding to CVM’s inquiries, we provided extensive and meticulous research and data that confirmed the safety of carbadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings. The FDA published a notice in the Federal Register in July 2020 that it does not agree with Phibro’s scientific conclusions that carbadox is safe under the current conditions of use. Instead of proceeding to a hearing on the scientific concerns raised in the 2016 NOOH, as would be the normal regulatory procedure, the FDA announced that it was withdrawing the current NOOH, and issuing a proposed order to review the regulatory method for carbadox. The approved regulatory method determines if there are residues of carcinogenic concern in animal tissue at the time of slaughter. If the order (after the 60-day comment period) is finalized, the FDA has indicated it plans to issue a new NOOH proposing the withdrawal of carbadox from the market because of lack of an approved regulatory method. The 60-day comment period ends September 18, 2020. Phibro disagrees with the agency’s actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. We have complete confidence in the safety of Mecadox. Mecadox has been approved and sold in the United States for more than 45 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. Sales of Mecadox for the 12 months ended June 30, 2020 were $17 million. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have an adverse effect on our financial condition and results of operations.
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
A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010 and a reauthorization will be required in October 2020. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product that has obtained a BSA and is sold in the European Union. Similarly, a BSA for our semduramicin product, Aviax, was published in 2006 and required reauthorization in October 2016. We have submitted a dossier for reauthorization in accordance with the requirements of the EFSA and responded to requests for additional information from the EFSA by submitting additional data for both products. The current BSA remains valid while the EFSA reviews the additional data we have submitted. There can be no guarantee that these submissions will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.
In December 2018, the European Parliament and Council of the E.U. promulgated new veterinary medicinal products regulations known as E.U. 2019/6. The Delegating and Implementing Acts for these regulations have not yet been passed but Regulation 2019/6 includes provisions that could require animals or animal origin products imported into the E.U. from other countries to be produced under the same conditions as are required in the E.U. This may preclude the use of veterinary products not approved in the E.U. or require animal health products to be used in the manner approved in the E.U. If such restrictions are implemented, they could result in a reduction or elimination of the use of our products, especially our antibacterial products, in countries that export animals or animal origin products to the E.U. and other countries that align their regulations with E.U. regulations.
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
Global Presence with Existing Infrastructure in Key High-Growth Markets
We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in over 75 countries provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Russia and former CIS countries, Mexico, Turkey, Australia, Canada and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 59% of our Animal Health segment revenues for the year ended June 30, 2020.
Leading Positions in High Growth Sub-sectors of the Animal Health Market
We are a global leader in the development, manufacture and commercialization of MFAs and nutritional specialty products for the animal health market. We believe we are well positioned in the fastest growing food animal species segments of the animal health market with significant presence in poultry and swine, which are projected by Vetnosis to grow globally at compound annual rates from 2019 through 2024 of 4.2% and 1.1%, respectively. Our sales of MFA products were third largest in the animal health market. According to Vetnosis, MFA products are projected to grow at a compound annual rate of approximately 1.7% between 2019 and 2024.
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
Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships
Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 390 employees and a broad distribution network, we market our portfolio of more than 1,500 product presentations to livestock producers and veterinarians in over 75 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 180 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.

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
Employees
As of June 30, 2020, we had approximately 1,700 employees. Employees at our Guarulhos, Brazil facility are covered by a multi-employer regional industry-specific union. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees are covered by individual employment agreements. We believe our relations with union and non-union employees are good.
Manufacturing
The Animal Health business segment manufactures many products internally and supplements that production with contract manufacturing organizations (“CMOs”) as necessary.
We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial products in Guarulhos, Brazil and Braganca Paulista, Brazil. We manufacture active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products in Neot Hovav, Israel. We produce vaccines in Beit Shemesh, Israel and Omaha, Nebraska. We produce adjuvants in Omaha, Nebraska. We produce pharmaceuticals, disinfectants and other animal health products in Petach Tikva, Israel. We produce certain of our nutritional specialty products in Quincy and Chillicothe, Illinois and Sarasota, Florida. We produce certain of our mineral nutrition products in Quincy, Illinois and Omaha, Nebraska.
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
We operate Animal Health R&D and product testing at our facilities in: Guarulhos, Brazil; Beit Shemesh, Israel; Neot Hovav, Israel; Ma’ayan Tzvi, Israel; Quincy, Illinois; Corvallis, Oregon; State College, Pennsylvania; Sarasota, Florida; Manhattan, Kansas; St. Paul, Minnesota; and Omaha, Nebraska. We also engage various independent contract research organizations to undertake research and development activities.
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
We must also comply with the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and comparable state laws regulating the treatment, storage, disposal, remediation and transportation of solid and hazardous wastes. These laws impose management requirements on generators and transporters of such wastes and on the owners and operators of treatment, storage and disposal facilities. As current or historic recyclers of chemical waste, certain of our subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by environmental regulatory authorities under RCRA. Our subsidiary Phibro-Tech currently has a RCRA operating permit for its Santa Fe Springs, California facility, for which a renewal application is under review. Phibro-Tech initially submitted an application for renewal of its permit for the Santa Fe Springs facility in 1996. We are unable to predict when the State of California will issue a draft permit for public review and comment. Until the State of California issues its final decision on the renewal application, the facility is continuing to operate under the exiting permit. Phibro-Tech has updated its permit application on several occasions, and DTSC has approved a number of permit modifications to the existing permit. In addition, because we or our subsidiaries have closed several facilities that had been the subject of RCRA permits, we or our subsidiaries have been and will be required to investigate and remediate certain environmental contamination conditions at these shutdown plant sites within the requirements of RCRA corrective action programs.
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
Capital Expenditures
We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $6.4 million for fiscal year ended June 30, 2020. We estimate that our capital expenditures for compliance will be $5.0 million and $4.2 million for fiscal years 2021 and 2022, respectively; however, these estimates are subject to change given the uncertainty of future Environmental Laws and the interpretation and enforcement thereof, as further described in this Annual Report on Form 10-K. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.
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
PRP at Omega Chemical Superfund Site.   The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling (“OPOG”) to remediate the contaminated groundwater that has migrated from the Omega site in accordance with a general remedy selected by EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as PRPs due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, the members of OPOG filed a complaint under CERCLA and RCRA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Potential Claims.   In addition to cleanup obligations, we could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage, which liability may not be covered by insurance.
Environmental Accruals and Financial Assurance.   We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $5.3 million and $5.9 million as of June 30, 2020 and 2019, respectively.
In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of surety bonds or letters of credit issued pursuant to our revolving credit facility. As of June 30, 2020, surety bonds and letters of credit provided $12.0 million of financial assurance.
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

The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or similar health epidemics is highly uncertain and subject to change. We cannot presently predict with certainty the full scope and severity of any potential disruptions to our business, operating results, cash flows and/or financial condition, but we expect that the resulting adverse impact on our business and financial results could be material.
Perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products.
Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus in the United States, the E.U., China and other countries on the use of antimicrobials in the livestock industry. In the United States, this focus is primarily on the use of medically important antimicrobials, which include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. As defined by the FDA, medically important antimicrobials (“MIAs”) include classes that are prescribed in animal and human health and are listed in the Appendix of GFI 152. Our products that contain virginiamycin, oxytetracycline or neomycin are classified by the FDA as medically important antimicrobials and are included in the GFI 152 list. The FDA announced its intention to further review the GFI 152 list and to review labeling directions of products on the GFI 152 list, which may lead to increased restrictions on the use of these products. In addition to the United States, the World Health Organization (WHO), the E.U., Australia and Canada have promulgated rating lists for antimicrobials that are used in veterinary medicine and that include certain of our products. The classification of our products as MIAs or similar listings may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Rules or regulations adopted by any territory that restrict the use of our products, especially our antibacterial products, which require animals or animal origin products imported into that territory to be produced under the same conditions as are required within the territory could result in a reduction or elimination of the use of our products in countries that export animals or animal origin products to such territories. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically-supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations.
Restrictions on the use of antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of antibacterial resistance from bacteria from food-producing animals to human bacterial pathogens, and the causality and impact of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our medicated feed additives portfolios. In some countries, this issue has led to government restrictions on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed, water, intra-mammary, topical, injectable or other route of administration). These restrictions include prohibitions on use of antibacterials for non-therapeutic uses, preventative use, duration of use and requiring veterinary oversight to use products. These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty.
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
Our Mecadox (carbadox) product has been approved for use in food animals in the United States for over 45 years. Certain regulatory bodies have raised concerns about the possible presence of certain residues of our carbadox product in meat from animals that consume the product. The product was banned for use in the European Union in 1998 and has been banned in several other countries outside the United States. In July 2014, the Codex adopted risk management advice language for a number of compounds including carbadox. The advice language states “authorities should prevent residues of carbadox in food. This can be accomplished by not using carbadox in food producing animals.” The advice language is to provide advice only and is not binding on individual national authorities, and almost all national authorities already have long-established regulatory standards for carbadox. The advice language may be considered by national authorities in making future risk management determinations. To the extent additional national authorities elect to follow the risk management advice and prohibit the use of carbadox in food-producing animals, those decisions could have an adverse effect on our sales of carbadox in those countries or in countries like the United States that produce meat for export to those countries.
In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox) via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. The NOOH process provided Phibro with an opportunity to defend the safety of Mecadox prior to the FDA taking final steps to remove Mecadox from the market. Over the next four years, as part of an ongoing process of responding to CVM’s inquiries, we provided extensive and meticulous research and data that confirmed the safety of carbadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings. The FDA published a notice in the Federal Register in July 2020 that it does not agree with Phibro’s scientific conclusions that carbadox is safe under the current conditions of use. Instead of proceeding to a hearing on the scientific concerns raised in the 2016 NOOH, as would be the normal regulatory procedure, the FDA announced that it was withdrawing the current NOOH, and issuing a proposed order to review the regulatory method for carbadox. The approved regulatory method determines if there are residues of carcinogenic concern in animal tissue at the time of slaughter. If the order (after the 60-day comment period) is finalized, the FDA has indicated it plans to issue a new NOOH proposing the withdrawal of carbadox from the market because of lack of an approved regulatory method. The 60-day comment period ends September 18, 2020. Phibro disagrees with the agency’s actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. We have complete confidence in the safety of Mecadox. Mecadox has been approved and sold in the United States for more than 45 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have an adverse effect on our financial condition and results of operations.
Our global sales of antibacterials, anticoccidials and other products were $322 million, $350 million and $337 million for the years ended June 30, 2020, 2019 and 2018, respectively. Mecadox sales were $17 million for the year ended June 30, 2020 and are included in global sales of antibacterials, anticoccidials and other products. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or consumer preferences to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.
A material portion of our sales are generated by antibacterials and other related products.
Our medicated products business is comprised of a relatively small number of compounds and accounted for 40% and 42% of net sales for the years ended June 30, 2020 and 2019, respectively. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.
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
Audits related to cGMP standards are typically carried out by the FDA on a two-year cycle. We are routinely subject to these inspections and respond to the FDA to address any concerns they may make in their inspectional observations (Form 483). Although it is our objective to remain in full conformance with U.S. cGMP standards, there can be no assurance that future inspections will not raise adverse inspectional observations. Failure to comply with cGMP standards could have a material impact on our business and financial results.
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
The process of seeking FDA approvals can be costly, time-consuming, and subject to unanticipated and significant delays. There can be no assurance that such approvals will be granted to us on a timely basis, or at all. Any delay in obtaining or any failure to obtain FDA or foreign government approvals or the suspension or revocation of such approvals would adversely affect our ability to introduce and market medicated feed additive products and to generate product revenue. For more information on FDA and foreign government approvals and cGMP issues, see “Business — Regulatory.”
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
Livestock producers may experience increased feed, fuel, transportation and other key costs or may experience decreased animal protein prices or sales, including as a result of the economic downturn relating to the COVID-19 pandemic. International trade disputes and tariffs could reduce demand for our customers’ products. These trends could cause deterioration in the financial condition of our livestock producer customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock producer customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products.
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
While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials and our third party contract manufacturers may demand price increases related to increases in the costs of raw materials. In addition, we may be subject to new or increased tariffs on imported raw materials with limited ability to pass those increased costs through to our customers. Although no single raw material accounted for more than 5% of our cost of goods sold for the year ended June 30, 2020, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages or disruptions of such raw materials will not occur and the likelihood of such supply shortages and disruptions has been, and will likely continue to be, increased due to the COVID-19 pandemic. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.
Our revenues are dependent on the continued operation of our various manufacturing facilities.
Although presently all our manufacturing facilities are considered to be in good condition, the operation of our manufacturing facilities involves many risks which could cause product interruptions, including the breakdown, failure or substandard performance of equipment, construction delays, mislabeling, shortages of materials, labor problems, power outages, the improper installation or operation of equipment, natural disasters, terrorist activities, the outbreak of any highly contagious diseases, such as COVID-19 in humans or African Swine Fever in swine, near our production sites and the need to comply with environmental and other directives of governmental agencies. In addition, regulatory authorities such as the FDA typically require approval and periodic inspection of the manufacturing facilities to confirm compliance with applicable regulatory requirements, and those requirements may be enforced by various means, including seizures and injunctions. Certain of our product lines are manufactured at a single facility, and certain of our product lines are manufactured at a single facility with limited capacity at a second facility, and production would not be easily transferable to another site. The occurrence of material operational problems, including but not limited to the above events, may adversely affect our financial condition and results of operations.
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

•
political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts;

•
trade restrictions, export controls and sanctions laws and restrictions on direct investments by foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury or an increase in trade restrictions as a result of the COVID-19 pandemic;

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
As of June 30, 2020, we had manufacturing and direct sales operations in 20 countries and sold our products in over 75 countries. Our operations outside the United States accounted for 54% and 59% of our consolidated assets as of June 30, 2020 and 2019, respectively, and 41% and 42% of our consolidated net sales for the years ended June 30, 2020 and 2019, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.
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
Our Israeli manufacturing facilities and local operations accounted for 30% and 28% of our consolidated assets, as of June 30, 2020 and 2019, respectively, and 21% and 20% of our consolidated net sales for the years ended June 30, 2020 and 2019. We maintain manufacturing facilities in Israel, which manufacture:
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
Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israeli companies. We do not believe that the boycott has had a material adverse effect on us, but we cannot provide assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on our operations or expansion of our business. Our business, financial condition and results of operations in Israel may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Israel, including as a result of the impact of the COVID-19 pandemic in Israel.
We have manufacturing facilities located in Brazil and a portion of our sales and earnings is attributable to products produced and operations conducted in Brazil.
Our Brazilian manufacturing facilities and local operations accounted for 9% and 13% of our consolidated assets, as of June 30, 2020 and 2019, respectively, and 17% and 20% of our consolidated net sales for the years ended June 30, 2020 and 2019, respectively. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.
Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Brazil, including as a result of the impact of the COVID-19 pandemic in Brazil.
Certain of our employees are covered by collective bargaining or other labor agreements.
As of June 30, 2020, approximately 260 of our Israeli employees and 415 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to environmental, health and safety laws and regulations, including those governing pollution; protection of the environment; the use, management and release of hazardous materials, substances and wastes; air emissions; greenhouse gas emissions; water use, supply, and discharges; the investigation and remediation of contamination; the manufacture, distribution and sale of regulated materials, including pesticides; the importing, exporting and transportation of products; and the health and safety of our employees and the public (collectively, “Environmental Laws”). See “Business — Environmental, Health and Safety.”
Pursuant to Environmental Laws, certain of our subsidiaries are required to obtain and maintain numerous governmental permits, licenses, registrations, authorizations and approvals, including “RCRA Part B” hazardous waste permits, to conduct various aspects of their operations (collectively “Environmental Permits”), any of which may be subject to suspension, revocation, modification, termination or denial under certain circumstances or which may not be renewed upon their expiration for various reasons, including noncompliance. See “Business — Environmental, Health and Safety.” These Environmental Permits can be difficult, costly and time consuming to obtain and may contain conditions that limit our operations. Additionally, any failure to obtain and maintain such Environmental Permits could restrict or otherwise prohibit certain aspects of our operations, which could have a material adverse effect on our business, financial condition and results of operations.
We have expended, and may be required to expend in the future, substantial funds for compliance with Environmental Laws. As recyclers of hazardous metal-containing chemical wastes, certain of our subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by environmental regulatory authorities under Environmental Laws, including those relating to the generation, transportation, treatment, storage and disposal of solid and hazardous wastes under the RCRA. In the past, some of our subsidiaries have paid fines and entered into consent orders to address alleged environmental violations. See “Business — Environmental, Health and Safety.” We cannot assure you that our operations or activities or those of certain of our subsidiaries, including with respect to compliance with Environmental Laws, will not result in civil or criminal enforcement actions or private actions, regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial measures or costs, revocation of required Environmental Permits, or fines, penalties or damages, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot predict the extent to which Environmental Laws, and the interpretation or enforcement thereof, may change or become more stringent in the future, each of which may affect the market for our products or give rise to additional capital expenditures, compliance costs or liabilities that could be material.
Our operations or products may impact the environment or cause or contribute to contamination or exposure to hazardous substances.
Given the nature of our current and former operations, particularly at our chemical manufacturing sites, we have incurred, are currently incurring and may in the future incur liabilities under CERCLA, or under other federal, state, local and foreign Environmental Laws related to releases of or contamination by hazardous substances, with respect to our current or former sites, adjacent or nearby third-party sites, or offsite disposal locations. See “Business — Environmental, Health and Safety.” Certain Environmental Laws, including CERCLA, can impose strict, joint, several, and retroactive liability for the cost of investigation and cleanup of contaminated sites on owners and operators of such sites, as well as on persons who dispose of or arrange for disposal of hazardous substances at such sites. Accordingly, we could incur liability, whether as a result of government enforcement or private claims, for known or unknown liabilities at, or caused by migration from or hazardous waste transported from, any of our current or former facilities or properties, including those owned or operated by predecessors or third parties. See “Business — Environmental, Health and Safety.” Such liability could have a material adverse effect on our business, financial condition and results of operations.
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
Current U.S. and international economic and market conditions are uncertain. The COVID-19 pandemic and measures taken to reduce the spread of COVID-19 have adversely affected international economic conditions and financial markets, and have led to an economic downturn in many countries in which we operate. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including as a result of the COVID-19 pandemic and other challenges faced in the credit markets and financial services industry. If domestic and global economic and market conditions remain uncertain or persist or deteriorate further, we may experience material impacts on our business, financial condition and results of operations. Adverse economic conditions impacting our customers, including, among others, increased taxation, higher unemployment, lower customer confidence in the economy, higher customer debt levels, lower availability of customer credit, higher interest rates and hardships relating to declines in the stock markets, could cause purchases of meat products to decline, resulting in a decrease in purchases of our products, which could adversely affect our financial condition and results of operation. Adverse economic and market conditions could also negatively impact our business by negatively affecting the parties with whom we do business, including among others, our customers, our manufacturers and our suppliers.
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
Changes in laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our results of operations. A number of our customers, particularly U.S.-based food animal producers have benefited from free trade agreements, including, in the past, the North American Free Trade Agreement (“NAFTA”). The U.S., Canada and Mexico reached an agreement to replace NAFTA with the United States-Mexico-Canada Agreement (USMCA). The USMCA entered into force in July 2020 and the impact it will have on our customers is not yet clear. This new agreement, as well as any other changes to international trade agreements or policies could harm our customers, and as a result, negatively impact our financial condition and results of operations.
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

If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our R&D efforts. We are also dependent upon trade secrets, which in some cases may be difficult to protect.
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
Our competitive position is also dependent upon unpatented trade secrets, which in some cases may be difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or may otherwise gain access to our trade secrets, trade secrets may be disclosed or we may not be able to protect our rights to unpatented trade secrets.
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
The misappropriation and infringement of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, may occur even when we take steps to prevent it. In the future, we may be party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and if resolved adversely, could have a significant impact on our business and financial condition. In the future, we may not be able to enforce intellectual property that relates to our products for various reasons, including licensor restrictions and other restrictions imposed by third parties, and the costs of doing so may outweigh the value of doing so, and this could have a material adverse impact on our business and financial condition.
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
As of June 30, 2020, we had $218.8 million of outstanding indebtedness under our Term A loan (reflects the principal amount), $169.0 million of outstanding borrowings under our revolving credit facility (the “Revolver,” and together with the Term A loan, the “Credit Facilities”) and $2.7 million of outstanding letters of credit. Subject to restrictions in our Credit Facilities, we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.
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
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the impact of the COVID-19 pandemic and related economic downturn on the debt markets. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.
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
Under generally accepted accounting principles in the United States (“GAAP”), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2020, we had goodwill of $52.7 million and identifiable intangible assets, less accumulated amortization, of $71.0 million. Identifiable intangible assets consist primarily of developed technology rights and patents, customer relationships, distribution agreements and trade names and trademarks.

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
We are increasingly dependent upon information technology systems and infrastructure to conduct critical operations and generally operate our business, which includes using information technology systems to process, transmit and store electronic information in our day-to-day operations, including customer, employee and company data. The COVID-19 pandemic and related quarantines, shelter-in-place and “social distancing” requirements, travel restrictions and other similar government orders, have resulted in a substantial portion of our employees working remotely and have increased our dependence on tools that facilitate employees working from home and gaining remote access to our information technology systems. As a result, any disruption to our information technology systems, including from cyber incidents, could have a material adverse effect on our business. The increased use of these tools could also make our information technology systems more vulnerable to breaches of data security and cybersecurity attacks. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. We also store certain information with third parties. Our information systems and those of our third-party vendors are subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks and also are vulnerable to an increasing threat of continually evolving cybersecurity risks and external hazards. Disruption, degradation, or manipulation of these systems and infrastructure through intentional or accidental means could impact key business processes. Cyber-attacks against the Company’s systems and infrastructure could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Likewise, improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, lost or stolen. Such attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. Although the aggregate impact on the Company’s operations and financial condition has not been material to date, the Company has been the target of events of this nature and expects them to continue as cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns, cybersecurity attacks or breaches in our systems that could cause reputational damage, business disruption and legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets and sensitive information; and could otherwise adversely affect our business and financial results.
Risks Related to Ownership of Our Class A Common Stock
Our multiple class structure and the concentration of our voting power with certain of our stockholders will limit your ability to influence corporate matters, and conflicts of interest between certain of our stockholders and us or other investors could arise in the future.
As of August 24, 2020, BFI Co., LLC (“BFI”) beneficially owns 59.480 shares of our Class A common stock and 20,166,034 shares of our Class B common stock, which together represent approximately 90.9% of the combined voting power of all classes of our outstanding common stock. As of August 24, 2020, our other stockholders, collectively own interests representing approximately 9.1% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.
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
The market price of our Class A common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “— Risks Related to Our Business” and “— Risks Related to Our Indebtedness” and the following:
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

•
changes in key personnel.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Most recently, the COVID-19 pandemic has contributed to significant volatility in stock and financial markets in the United States and globally. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.
As of August 24, 2020, approximately 90.9% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:
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
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 24, 2020, we had 20,287,574 shares of Class A common stock and 20,166,034 shares of Class B common stock outstanding.
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
As a public company, we are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy and may divert management’s attention from our business.
As a public company, we are required to file annual and quarterly reports and other information pursuant to the Exchange Act with the SEC. We are required to ensure that we have the ability to prepare consolidated financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the applicable stock exchange listing standards and certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us.
As a public company, we are required to commit significant resources and management time and attention to these requirements, which cause us to incur significant costs and which may place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. Compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and increase our legal and accounting compliance costs as well as our compensation expense as we have been or may be required to hire additional accounting, tax, finance and legal staff with the requisite technical knowledge, particularly now that we are no longer an “emerging growth company.
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

•
We did not maintain effective internal control that restricts access to key financial systems and records to appropriate users and ensures that appropriate segregation of duties is maintained. Certain personnel had access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This material weakness affects substantially all financial statement accounts.

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

•
establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•
establish a classified Board of Directors, as a result of which our Board of Directors will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting; and require, at any time after BFI and its affiliates cease to hold at least 50% of the combined voting power of all classes of our outstanding common stock, the approval of holders of at least three quarters of the combined voting power of all classes of our outstanding common stock for stockholders to amend the amended and restated bylaws or amended and restated certificate of incorporation.

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
Though we have a paid a quarterly dividend since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of  $0.12 per share on Class A common stock and Class B common stock that is payable on September 23, 2020, any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, and our ability to obtain funds from our subsidiaries to meet our obligations. Our Credit Facilities permit us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.
Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

The following table lists our material properties:
Business Segment(s)	Location	Owned/ Leased	Approx. sq. Footage	Purpose(s)
Animal Health	Beit Shemesh, Israel	Owned/ land lease	78,000	Manufacturing and Research
Animal Health	Braganca Paulista, Brazil	Owned	50,000	Manufacturing and Administrative
Animal Health	Buenos Aires, Argentina	Owned	43,000	Manufacturing and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Neot Hovav, Israel	Owned/ land lease	140,000	Manufacturing and Research
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Animal Health	Omaha, Nebraska	Owned	43,000	Manufacturing, Sales and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health	St. Paul, Minnesota	Leased	5,000	Research
Animal Health	Sarasota, FL	Leased	93,000	Manufacturing, Sales, Research and Administrative
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative
In addition to the above facilities, we maintain leased offices in countries including Argentina, Australia, Bangladesh, Belgium, Brazil, Canada, Chile, China, Indonesia, Israel, Malaysia, Mexico, Poland, Russia, South Africa, Thailand, Turkey, the United Kingdom and Vietnam. We own a facility in Sligo, Ireland that we are developing for the production of animal vaccines.
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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our Class A common stock is traded on Nasdaq under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2020, there were 20,287,574 shares of Class A common stock outstanding.
During the fiscal year ended June 30, 2020, we did not sell any unregistered securities nor did we purchase any of our equity securities.
Holders of Record
As of August 24, 2020, there were 20,287,574 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 24, 2020, there were 20,166,034 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2020 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management.
Dividend Policy
We intend to pay regular quarterly dividends to holders of our Class A and Class B common stock out of assets legally available for this purpose. Any future determination to pay dividends is subject to review and approval by our Board of Directors and will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deem relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
Stock Performance Graph
This performance graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from June 30, 2015 through June 30, 2020, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, the Russell 2000 Index and S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on June 30, 2015, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

250
200
150
100
50
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/29/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
PAHC
S&P 500
Nasdaq
Russell 2000
S&P Pharma

Item 6.
Selected Financial Data

The following table presents our selected consolidated financial data and certain other financial data. The balance sheet data as of June 30, 2020, 2019, 2018, 2017 and 2016 and the results of operations data and cash flows data for the years then ended were derived from our consolidated financial statements. The consolidated financial data and other financial data presented below should be read in conjunction with our consolidated financial statements and the related notes thereto, under the sections entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the Year Ended June 30	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Results of operations data
Net sales	$800,354	$827,995	$819,982	$764,281	$751,526
Cost of goods sold	543,472	563,371	553,103	516,038	512,494
Gross profit	256,882	264,624	266,879	248,243	239,032
Selling, general and administrative expenses	187,688	181,398	167,953	150,309	153,288
Operating income	69,194	83,226	98,926	97,934	85,744
Interest expense, net	12,856	11,776	11,910	14,906	16,592
Foreign currency (gains) losses, net	826	(55)	(1,054)	(113)	(7,609)
Loss on extinguishment of debt	—	—	—	2,598	—
Income before income taxes	55,512	71,505	88,070	80,543	76,761
Provision (benefit) for income taxes	21,960	16,792	23,187	15,928	(5,967)
Net income	$33,552	$54,713	$64,883	$64,615	$82,728
Net income per share
basic	$0.83	$1.35	$1.61	$1.63	$2.11
diluted	$0.83	$1.35	$1.61	$1.61	$2.07
Weighted average common shares outstanding
basic	40,454	40,412	40,181	39,524	39,254
diluted	40,504	40,523	40,385	40,042	39,962
Dividends per share	$0.48	$0.46	$0.40	$0.40	$0.40
Other financial data
Adjusted EBITDA(1)	$102,140	$118,037	$128,958	$120,119	$114,060
Cash provided by operating activities(2)	59,348	47,169	70,008	98,385	37,218
Capital expenditures	34,045	29,891	18,548	20,880	36,352
For the Year Ended June 30	2020	2019	2018	2017	2016
	(in thousands)
Balance sheet data
Cash and cash equivalents and short-term investments	$91,343	$81,573	$79,168	$56,083	$33,605
Working capital(3)	222,006	242,902	205,651	198,036	203,356
Total assets	784,100	726,671	671,679	623,397	607,835
Total debt(4)	387,007	326,175	312,381	313,141	350,172
Long-term debt and other liabilities	438,658	356,429	343,504	356,444	408,578
Total stockholders’ equity	188,204	216,015	184,954	151,157	90,480

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General description of non-GAAP financial measures” for descriptions of EBITDA and Adjusted EBITDA.

For the Year Ended June 30	2020	2019	2018	2017	2016
	(in thousands)
Net income	$33,552	$54,713	$64,883	$64,615	$82,728
Plus:
Interest expense, net	12,856	11,776	11,910	14,906	16,592
Provision (benefit) for income taxes	21,960	16,792	23,187	15,928	(5,967)
Depreciation and amortization	32,341	27,564	26,943	26,001	23,452
EBITDA	100,709	110,845	126,923	121,450	116,805
Restructuring costs	425	6,281	—	—	—
Stock-based compensation	2,259	2,259	334	—	—
Acquisition-related cost of goods sold	280	—	1,671	—	2,566
Acquisition-related accrued compensation	—	—	1,152	1,680	1,680
Acquisition-related transaction costs	462	213	400	1,274	618
Acquisition-related other, net	(2,821)	—	(468)	(972)	—
Other	—	(1,506)	—	—	—
Pension settlement cost	—	—	—	1,702	—
Gain on insurance settlement	—	—	—	(7,500)	—
Foreign currency (gains) losses, net	826	(55)	(1,054)	(113)	(7,609)
Loss on extinguishment of debt	—	—	—	2,598	—
Adjusted EBITDA	$102,140	$118,037	$128,958	$120,119	$114,060

(2)
Cash provided by operating activities:

For the Year Ended June 30	2020	2019	2018	2017	2016
	(in thousands)
EBITDA	$100,709	$110,845	$126,923	$121,450	$116,805
Adjustments
Restructuring costs	425	6,281	—	—	—
Stock-based compensation	2,259	2,259	334	—	—
Acquisition-related cost of goods sold	280	—	1,671	—	2,566
Acquisition-related accrued compensation	—	—	1,152	1,680	1,680
Acquisition-related transaction costs	462	213	400	1,274	618
Acquisition-related other, net	(2,821)	—	(468)	(972)	—
Other	—	(1,506)	—	—	—
Pension settlement cost	—	—	—	1,702	—
Gain on insurance settlement	—	—	—	(7,500)	—
Foreign currency (gains) losses, net	826	(55)	(1,054)	(113)	(7,609)
Loss on extinguishment of debt	—	—	—	2,598	—
Interest paid	(11,577)	(12,250)	(11,208)	(14,600)	(14,215)
Income taxes paid	(20,866)	(16,215)	(15,191)	(14,762)	(16,828)
Changes in operating assets and liabilities and other items	(10,349)	(42,403)	(32,551)	128	(45,799)
Cash provided by insurance settlement	—	—	—	7,500	—
Net cash provided by operating activities	$59,348	$47,169	$70,008	$98,385	$37,218

(3)
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt).

(4)
Total debt includes revolving credit facility, current and long-term portions of long-term debt and financing lease obligations. Total debt is reduced by certain unamortized debt issuance costs and unamortized debt discount, if any.

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
Overview of our business
Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We sell more than 1,600 product presentations in over 75 countries to approximately 3,700 customers.
Factors affecting our performance
Effects of the COVID-19 pandemic
During the three months ended June 30, 2020, the global food animal industry experienced unprecedented demand disruption and production impacts due to the COVID-19 pandemic. The downstream effects from the demand disruption, production impacts and broader changes in economic conditions caused a decline in the demand for our products during the quarter ended June 30, 2020.
Phibro is an integral participant in the essential production of meat, milk, eggs and fish for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Our global production facilities have continued to operate without interruption, despite supply chain and logistical challenges. Our sales and technical service people remain in close virtual contact with our customers, as most travel and in-person meetings have been cancelled. Most of our administrative and management staff are working remotely. We are experiencing some cost increases from the safety measures implemented to protect our employees as well as from supply chain disruptions. We have maintained headcount and compensation at constant levels. We are closely monitoring sales trends, cash flow and liquidity.
We experienced a short-term decline in demand for our products during the quarter ended June 30, 2020, due to the pandemic, primarily in the Animal Health segment. The animal production industry faced unprecedented demand disruptions, production impacts, price declines and currency volatility in international markets. Animal producers rapidly adjusted the number of animals and amount of milk being produced. The industry continues to adjust and has partially recovered from the disruptions, but has not yet returned to typical levels.
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
Industry growth
According to Vetnosis, the global livestock animal health sector represented approximately $19.7 billion of sales in 2019. The market is projected to grow at a compound annual growth rate of approximately 2.2% per year between 2019 and 2024. We believe global population growth, the growth of the global middle class and the productivity improvements needed due to limitations of arable land and water supplies have supported and will continue to support this growth.
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
In April 2016, the FDA began initial steps to withdraw approval of Mecadox (carbadox) via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in tissues for longer than previously determined. The NOOH process provided Phibro with an opportunity to defend the safety of Mecadox prior to the FDA taking final steps to remove Mecadox from the market. Over the next four years, as part of an ongoing process of responding to CVM’s inquiries, we provided extensive and meticulous research and data that confirmed the safety of carbadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings. In July 2020, the FDA published a notice in the Federal Register that it does not agree with Phibro’s scientific conclusions that carbadox is safe under the current conditions of use. Instead of proceeding to a hearing on the scientific concerns raised in the 2016 NOOH, as would be the normal regulatory procedure, the FDA announced that it was withdrawing the current NOOH, and issuing a proposed order to review the regulatory method for carbadox. The approved regulatory method determines if there are residues of carcinogenic concern in animal tissue at the time of slaughter. If the order (after the 60-day comment period) is finalized, the FDA has indicated it plans to issue a new NOOH proposing the withdrawal of carbadox from the market because of lack of an approved regulatory method. The 60-day comment period ends September 18, 2020. Phibro disagrees with the agency’s actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. We have complete confidence in the safety of Mecadox. Mecadox has been approved and sold in the United States for more than 45 years and is a widely used treatment for controlling bacterial diseases including Salmonella and swine dysentery. Mecadox is not used in human medicine and the class of drug is not considered a medically important antimicrobial. The approved Mecadox label requires a 42-day withdrawal period pre-harvesting, and to date we have not seen any hazardous residues of carbadox being detected from pig meat treated in accordance with the approved label. Should we be unable to successfully defend the safety of the product, the loss of Mecadox sales would have an adverse effect on our financial condition and results of operations. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.
Our global sales of antibacterials, anticoccidials and other products were $322 million, $350 million and $337 million for the years ended June 30, 2020, 2019 and 2018, respectively. Mecadox sales of $17 million are included in the preceding amount disclosed for the year ended June 30, 2020.
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
Foreign exchange
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the year ended June 30, 2020, we generated approximately 41% of our revenues from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly directly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
Product development initiatives
Our future success depends on our existing product portfolio, including additional approvals for new claims for our products, for use of our products in new markets, for use of our products with new species and for cross-clearances enabling the use of our medicated products in conjunction with other products. Our future success also depends on our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. The majority of our R&D programs focus on product lifecycle development, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations. We commit substantial effort, funds and other resources to expanding our product approvals and R&D, both through our own dedicated resources and through collaborations with third parties. We also commit significant resources to development of new vaccine technologies. We currently are working to develop a potential vaccine for African Swine Fever, a virulent disease that is highly lethal in swine. We also have developed an innovative, automated vaccination delivery system that insures vaccination injection accuracy, enables real-time oversight and offers data analytics to optimize the management of the vaccination process.
Analysis of the consolidated statements of operations
Summary Results of Operations
				Change
For the Year Ended June 30	2020	2019	2018	2020 / 2019		2019 / 2018
	(in thousands, except per share)
Net sales	$800,354	$827,995	$819,982	$(27,641)	(3)%	$8,013	1%
Gross profit	256,882	264,624	266,879	(7,742)	(3)%	(2,255)	(1)%
Selling, general and administrative expenses	187,688	181,398	167,953	6,290	3%	13,445	8%
Operating income	69,194	83,226	98,926	(14,032)	(17)%	(15,700)	(16)%
Interest expense, net	12,856	11,776	11,910	1,080	9%	(134)	(1)%
Foreign currency (gains) losses, net	826	(55)	(1,054)	881	*	999	*
Income before income taxes	55,512	71,505	88,070	(15,993)	(22)%	(16,565)	(19)%
Provision for income taxes	21,960	16,792	23,187	5,168	31%	(6,395)	(28)%
Net income	$33,552	$54,713	$64,883	$(21,161)	(39)%	$(10,170)	(16)%
Net income per share
basic	$0.83	$1.35	$1.61	$(0.52)		$(0.26)
diluted	$0.83	$1.35	$1.61	$(0.52)		$(0.26)
Weighted average number of shares outstanding
basic	40,454	40,412	40,181
diluted	40,504	40,523	40,385

				Change
For the Year Ended June 30	2020	2019	2018	2020 / 2019	2019 / 2018
	(in thousands, except per share)
Ratio to net sales
Gross profit	32.1%	32.0%	32.5%
Selling, general and administrative expenses	23.5%	21.9%	20.5%
Operating income	8.6%	10.1%	12.1%
Income before income taxes	6.9%	8.6%	10.7%
Net income	4.2%	6.6%	7.9%
Effective tax rate	39.6%	23.5%	26.3%

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
Our effective income tax rate has varied from period to period and from the federal statutory rate, due to the mix of taxable profits in various jurisdictions; changes in tax rates from period to period, including changes in income tax legislation in the United States and various international jurisdictions; and the effects of certain other items. Our future effective income tax rate will vary due to the relative amounts of taxable income in various jurisdictions, future changes in tax rates and legislation and other factors. We intend to continue to reinvest indefinitely the undistributed earnings of our foreign subsidiaries where we could be subject to applicable non-U.S. income and withholding taxes if amounts are repatriated to the U.S. See “Notes to Consolidated Financial Statements — Income Taxes” for additional information.
Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA
We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “— General description of non-GAAP financial measures” for descriptions of EBITDA and Adjusted EBITDA.
Segment net sales and Adjusted EBITDA:
				Change
For the Year Ended June 30	2020	2019	2018	2020 / 2019		2019 / 2018
	(in thousands)
Net sales
MFAs and other	$322,300	$350,468	$336,666	$(28,168)	(8)%	$13,802	4%
Nutritional specialties	129,264	113,215	122,978	16,049	14%	(9,763)	(8)%
Vaccines	75,340	68,291	72,083	7,049	10%	(3,792)	(5)%
Animal Health	526,904	531,974	531,727	(5,070)	(1)%	247	0%
Mineral Nutrition	214,412	233,782	234,922	(19,370)	(8)%	(1,140)	(0)%
Performance Products	59,038	62,239	53,333	(3,201)	(5)%	8,906	17%
Total	$800,354	$827,995	$819,982	$(27,641)	(3)%	$8,013	1%

				Change
For the Year Ended June 30	2020	2019	2018	2020 / 2019		2019 / 2018
	(in thousands)
Adjusted EBITDA
Animal Health	$123,106	$136,049	$141,914	$(12,943)	(10)%	$(5,865)	(4)%
Mineral Nutrition	14,678	15,712	18,583	(1,034)	(7)%	(2,871)	(15)%
Performance Products	4,534	4,728	1,881	(194)	(4)%	2,847	151%
Corporate	(40,178)	(38,452)	(33,420)	(1,726)	*	(5,032)	*
Total	$102,140	$118,037	$128,958	$(15,897)	(13)%	$(10,921)	(8)%
Adjusted EBITDA ratio to segment net sales
Animal Health	23.4%	25.6%	26.7%
Mineral Nutrition	6.8%	6.7%	7.9%
Performance Products	7.7%	7.6%	3.5%
Corporate(1)	(5.0)%	(4.6)%	(4.1)%
Total(1)	12.8%	14.3%	15.7%

(1)
Reflects ratio to total net sales.

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:
				Change
For the Year Ended June 30	2020	2019	2018	2020/ 2019		2019 / 2018
	(in thousands)
Net income	$33,552	$54,713	$64,883	$(21,161)	(39)%	$(10,170)	(16)%
Interest expense, net	12,856	11,776	11,910	1,080	9%	(134)	(1)%
Provision for income taxes	21,960	16,792	23,187	5,168	31%	(6,395)	(28)%
Depreciation and amortization	32,341	27,564	26,943	4,777	17%	621	2%
EBITDA	100,709	110,845	126,923	(10,136)	(9)%	(16,078)	(13)%
Restructuring costs	425	6,281	—	(5,856)	(93)%	—	*
Stock-based compensation	2,259	2,259	334	—	0%	1,925	576%
Acquisition-related cost of goods sold	280	—	1,671	280	*	(1,671)	*
Acquisition-related accrued compensation	—	—	1,152	—	*	(1,152)	*
Acquisition-related transaction costs	462	213	400	249	117%	(187)	(47)%
Acquisition-related other, net	(2,821)	—	(468)	(2,821)	*	468	*
Other, net	—	(1,506)	—	1,506	*	(1,506)	*
Foreign currency (gains) losses, net	826	(55)	(1,054)	881	*	999	*
Adjusted EBITDA	$102,140	$118,037	$128,958	$(15,897)	(13)%	$(10,921)	(8)%

Certain amounts and percentages may reflect rounding adjustments.
*
Calculation not meaningful

Comparison of the years ended June 30, 2020 and 2019
Net sales
Net sales of $800.4 million for the year ended June 30, 2020, decreased $27.6 million, or 3%, as compared to the year ended June 30, 2019. Animal Health, Mineral Nutrition and Performance Products sales declined $5.1 million, $19.4 million and $3.2 million, respectively.
Animal Health
Net sales of $526.9 million for the year ended June 30, 2020, decreased $5.1 million, or 1%. Net sales of MFAs and other declined $28.2 million, or 8%, due to a $30.9 million sales decline in China driven by the effects of African Swine Fever and regulatory changes. Net sales of nutritional specialty products grew $16.0 million, or 14%, due to volume growth in poultry and dairy products. The recent Osprey acquisition accounted for approximately two-thirds of the nutritional specialty sales growth. Net sales of vaccines increased $7.0 million, or 10%, due to international demand and increased market penetration. Excluding a domestic distribution arrangement that was terminated in October 2018, net sales of vaccines would have increased approximately 14%.
We experienced a short-term decline in demand for our products during the quarter ended June 30, 2020 due to the COVID-19 pandemic, primarily in the Animal Health segment. The animal production industry faced unprecedented demand disruptions, production impacts, price declines and currency volatility in international markets. Animal producers rapidly adjusted the number of animals and amount of milk being produced.
Mineral Nutrition
Net sales of $214.4 million for the year ended June 30, 2020, decreased $19.4 million, or 8%, primarily driven by lower average selling prices. The decline in average selling prices is correlated with the movement of the underlying raw material costs.
Performance Products
Net sales of $59.0 million for the year ended June 30, 2020, decreased $3.2 million, or 5%. The decline was driven by lower volumes of copper-based products partially offset by increased volumes of personal care ingredients.
Gross profit
Gross profit of $256.9 million for the year ended June 30, 2020, decreased $7.7 million, or 3%, as compared to the year ended June 30, 2019. Gross profit as a percentage of net sales for the year ended June 30, 2020, increased to 32.1% as compared to 32.0% for the year ended June 30, 2019. The year ended June 30, 2020, included $0.3 million of acquisition-related cost of goods sold.
Animal Health gross profit decreased $6.0 million due to volume declines in MFAs and other, partially offset by volume growth in nutritional specialty and vaccine products. In the Animal Health segment, unfavorable product mix contributed to a lower gross profit ratio compared to the prior year. Mineral Nutrition gross profit decreased $0.7 million, as declines in average selling prices outpaced favorable raw material costs and increased unit volumes. Performance Products gross profit decreased $0.7 million due to lower overall volume.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) of $187.7 million for the year ended June 30, 2020, increased $6.3 million, or 3%, as compared to the year ended June 30, 2019. SG&A for the year ended June 30, 2020, included $0.4 million of restructuring costs, $0.5 million of acquisition-related transaction costs and a $2.8 million benefit from acquisition-related other, primarily as a result of a reduction to acquisition-related contingent consideration. SG&A for the year ended June 30, 2019, included $6.3 million of restructuring costs, $0.2 million of acquisition-related transaction costs and a $1.5 million benefit from the cancellation of a certain business arrangement. Excluding the effects of these costs, SG&A increased $13.2 million, or 8%.
Animal Health SG&A increased $10.8 million, including increased investments in product development and the effect of the Osprey acquisition. Mineral Nutrition SG&A increased $0.5 million due to increased employee-related costs. Performance Products SG&A increased $0.2 million. Corporate expenses increased $1.7 million due to increased costs of strategic initiatives and public company costs. The restructuring costs, acquisition-related transaction costs, acquisition-related other items and the benefit in the prior year from the cancellation of a certain business arrangement resulted in a net $6.9 million decrease to SG&A.
Interest expense, net
Interest expense, net of $12.9 million for the year ended June 30, 2020, increased $1.1 million, or 9%, as compared to the year end June 30, 2019. The increase in interest expense was primarily driven by the increase in outstanding borrowings on the Revolver. The increased outstanding borrowings were partially offset by the benefit of lower variable interest rates. Interest income from short-term investments was comparable to the prior year.
Foreign currency (gains) losses, net
Foreign currency (gains) losses, net for the year ended June 30, 2020, amounted to net losses of $0.8 million, as compared to net gains of $0.1 million for the year ended June 30, 2019. Increased foreign currency losses from the effects of currency devaluations were partially offset by foreign currency gains from intercompany transactions, driven by currency volatility during the three months ended June 30, 2020.
Provision for income taxes
In March 2020, in response to economic instability prompted by the COVID-19 pandemic, the United States government enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES act established various stimulus measures, including certain tax provisions. We have utilized certain CARES Act provisions, including modifications to the interest deduction limitation, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer social security payments.
The provision for income taxes was $22.0 million and $16.8 million for the years ended June 30, 2020 and 2019, respectively. The effective income tax rates were 39.6% and 23.5% for the years ended June 30, 2020 and 2019, respectively. The fiscal year 2020 effective income tax rate was substantially higher than the federal statutory rate primarily due to income tax expense for:
•
Global Intangible Low-Taxed Income (GILTI) federal tax of $3.5 million, net of foreign tax credits, which added 6.2 percentage points to the effective income tax rate. The GILTI federal tax for the year ended June 30, 2019 was $0.5 million. GILTI for the current year was elevated due to the interplay of domestic profitability and limitations on offsetting credits.

•
Changes in uncertain tax positions of $2.9 million, which added 5.2 percentage points to the effective income tax rate. Changes in uncertain tax positions for the year ended June 30, 2019 were a benefit of $(0.8) million. Changes in uncertain tax positions for the current year were elevated due to the complex nature of tax law in various jurisdictions and related interpretations of tax law.

•
Increases in the valuation allowance of $2.0 million, which added 3.6 percentage points to the effective income tax rate. Increases in the valuation allowance for the year ended June 30, 2019 was negligible. Increases in the valuation allowance for the current year were elevated due to losses in certain international jurisdictions, in part due to the unfavorable effect of foreign currency losses, partially caused by the economic effects of the pandemic, and in part due to the start-up of new international locations with no current income tax benefit.

Net income
Net income of $33.6 million for the year ended June 30, 2020, decreased $21.2 million, or 39%, as compared to net income of $54.7 million for the year ended June 30, 2019. The decrease was primarily due to a $14.0 million decline in operating income, coupled with a $5.2 million increase in the provision for income taxes, higher interest expense of $1.1 million and unfavorable foreign currency movements of $0.9 million. The decline in operating income was driven by a $7.7 million reduction in gross profit and increased SG&A costs of $6.3 million. The decline in gross profit was primarily driven by lower overall volume and unfavorable product mix in our Animal Health business. Increased SG&A costs reflect our investments in product development and strategic growth initiatives and the effects of the Osprey acquisition.
Adjusted EBITDA
Adjusted EBITDA of $102.1 million for the year ended June 30, 2020, decreased $15.9 million, or 13%, as compared to the year ended June 30, 2019. Animal Health Adjusted EBITDA decreased $12.9 million due to the sales and related gross profit declines, coupled with increased SG&A costs. The SG&A increase was driven by investments in product development and strategic growth initiatives and the effects of the Osprey acquisition. Mineral Nutrition Adjusted EBITDA declined $1.0 million as a result of lower gross profit and increased SG&A costs. Performance Products Adjusted EBITDA decreased $0.2 million as compared to the prior year. Corporate expenses increased $1.7 million driven by investments in strategic initiatives and increased public company costs.
Comparison of the years ended June 30, 2019 and 2018
Net sales
Net sales of $828.0 million for the year ended June 30, 2019, increased $8.0 million, or 1%, as compared to the year ended June 30, 2018. Animal Health net sales were comparable to the prior year. Mineral Nutrition declined $1.1 million, while Performance Products grew $8.9 million.
Animal Health
Net sales of $532.0 million for the year ended June 30, 2019, were comparable to the prior year. Net sales of MFAs and other increased $13.8 million, or 4%, driven by year over year international volume growth, particularly in the Asia Pacific and Latin America regions, partially offset by lower domestic demand from the poultry and swine sectors. While the Asia Pacific region reported strong sales growth for the full year, sales in the region declined in the fourth quarter of fiscal year 2019, due to reduced demand for MFAs related to African Swine Fever in China. Net sales of nutritional specialty products declined by $9.8 million, or 8%, primarily due to volume declines from the continued negative dairy industry conditions and reduced demand from poultry customers. Net sales of vaccines declined $3.8 million, or 5%, due to turbulent economic conditions in certain international countries and the loss of a domestic distribution arrangement; volume growth in other international markets partially offset the reductions.
Mineral Nutrition
Net sales of $233.8 million for the year ended June 30, 2019, declined $1.1 million. Lower volumes and product mix were the primarily drivers of the decline. An increase in overall selling prices partially offset the volume decline. Our selling prices of mineral nutrition products generally move in direct correlation with the underlying commodity costs.
Performance Products
Net sales of $62.2 million for the year ended June 30, 2019, increased $8.9 million, or 17%, primarily due to volume growth of personal care and copper-based products.
Gross profit
Gross profit of $264.6 million for the year ended June 30, 2019, declined $2.3 million, or 1%, as compared to the year ended June 30, 2018. As a percentage of net sales, gross profit declined to 32.0% for the year ended June 30, 2019, as compared to 32.5% for the year ended June 30, 2018.

Animal Health gross profit decreased $3.1 million due to volume declines in the nutritional specialty and vaccine categories, partially offset by international volume growth and favorable product mix in MFAs and other. Mineral Nutrition gross profit decreased $3.5 million, primarily due to unfavorable product mix and constrained pricing in a competitive environment. Performance Products gross profit increased $2.6 million, primarily due to volume growth and manufacturing cost efficiencies. Gross profit for the year ended June 30, 2018, included $1.7 million of acquisition-related cost of goods sold.
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
				Change
For the Year Ended June 30	2020	2019	2018	2020 / 2019	2019 / 2018
	(in thousands)
Cash provided by/(used in):
Operating activities	$59,348	$47,169	$70,008	$12,179	$(22,839)
Investing activities	(120,390)	(14,133)	(84,612)	(106,257)	70,479
Financing activities	40,936	(4,107)	(11,775)	45,043	7,668
Effect of exchange-rate changes on cash and cash equivalents	(1,124)	(524)	(536)	(600)	12
Net increase/(decrease) in cash and cash equivalents	$(21,230)	$28,405	$(26,915)	$(49,635)	$55,320
Net cash provided (used) by operating activities was comprised of:
				Change
For the Year Ended June 30	2020	2019	2018	2020 / 2019	2019 / 2018
		(in thousands)
EBITDA	$100,709	$110,845	$126,923	$(10,136)	$(16,078)
Adjustments
Restructuring costs	425	6,281	—	(5,856)	6,281
Stock-based compensation	2,259	2,259	334	—	1,925
Acquisition-related cost of goods sold	280	—	1,671	280	(1,671)
Acquisition-related accrued compensation	—	—	1,152	—	(1,152)
Acquisition-related transaction costs	462	213	400	249	(187)
Acquisition-related other, net	(2,821)	—	(468)	(2,821)	468
Other, net	—	(1,506)	—	1,506	(1,506)
Foreign currency (gains) losses, net	826	(55)	(1,054)	881	999
Interest paid, net	(11,577)	(12,250)	(11,208)	673	(1,042)
Income taxes paid	(20,866)	(16,215)	(15,191)	(4,651)	(1,024)
Changes in operating assets and liabilities and other items	(10,349)	(42,403)	(32,551)	32,054	(9,852)
Net cash provided by operating activities	$59,348	$47,169	$70,008	$12,179	$(22,839)
Certain amounts may reflect rounding adjustments.
Operating activities
Operating activities provided $59.3 million of net cash for the year ended June 30, 2020. Cash provided by net income, adjusted for the effect of non-cash charges, was partially offset by $13.7 million of cash used in the ordinary course of business for changes in operating assets and liabilities. Accounts receivable provided $28.7 million of cash, due to reduced sales levels and improved collection timing; days sales outstanding at June 30, 2020, of 61 days improved from 70 days at the prior year end. Inventory used $12.9 million of cash, driven by the timing of sales and consistent production levels, primarily in our Animal Health segment. Other current assets and other assets used $11.2 million and $2.1 million, respectively, due to the timing of payments in international regions and timing of domestic tax and insurance payments. Accounts payable used $7.7 million of cash, primarily due to the timing of domestic inventory purchases. Accrued expenses and other liabilities used $8.5 million, driven by payments for long-term incentive compensation and restructuring costs.
Operating activities provided $47.2 million for the year ended June 30, 2019. Cash provided by net income, adjusted for the effect of non-cash charges, was partially offset by $35.9 million of cash used in the ordinary course of business for changes in operating assets and liabilities. Accounts receivable used $23.7 million of cash, primarily due to the timing of sales and collections in international regions. Increased inventories used $21.0 million of cash due to the timing of sales, purchases and production, primarily in our Animal Health segment. Other current assets used $7.5 million of cash due to the timing of payments. Cash used was partially offset by $16.2 million of cash provided by accounts payable and accrued expenses, including $5.6 million of accrued restructuring costs.
Investing activities
Investing activities used $120.4 million of net cash for the year ended June 30, 2020. Capital expenditures were $34.0 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. The Osprey acquisition used $54.5 million of cash. We purchased $31.0 million of short-term investments.
Investing activities used $14.1 million of net cash for the year ended June 30, 2019. Capital expenditures were $29.9 million as we invested in our existing asset base and for capacity expansion and productivity improvements. Cash used for business acquisitions was $9.8 million. Maturities of short-term investments provided $26.0 million of cash.
Financing activities
Financing activities provided $40.9 million of net cash for the year ended June 30, 2020. Net borrowings on our Revolver provided $73.0 million, primarily to fund the Osprey acquisition. We paid $19.4 million in dividends to holders of our Class A and Class B common stock. We paid $12.7 million in scheduled debt and other requirements.
Financing activities used $4.1 million of net cash for the year ended June 30, 2019. Net borrowings on our Revolver provided $26.0 million. We paid $18.6 million in dividends to holders of our Class A and Class B common stock. We paid $12.6 million in scheduled debt and other requirements. The issuance of shares of common stock related to the exercise of employee stock options provided cash of $1.1 million.
Liquidity and capital resources
We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of COVID-19 on the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including those caused by COVID-19. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:
				Change
As of June 30	2020	2019	2018	2020 / 2019	2019 / 2018
	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$91,343	$81,573	$79,168	$9,770	$2,405
Working capital	222,006	242,902	205,651	(20,896)	37,251
Ratio of current assets to current liabilities	2.6:1	2.71:1	2.57:1
We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.
At June 30, 2020, we had $169.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of $2.7 million, leaving $78.3 million available for borrowings and letters of credit.
We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on September 23, 2020. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.
At June 30, 2020, our cash and cash equivalents and short-term investments included $89.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.
Analysis of the consolidated balance sheets
				Change
As of June 30	2020	2019	2018	2020/2019	2019/2018
	(in thousands)
Accounts receivable – trade	$126,522	$159,022	$135,742	$(32,500)	$23,280
DSO	61	70	58
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
				Change
As of June 30	2020	2019	2018	2020/2019	2019/2018
	(in thousands)
Inventories	$196,659	$198,322	$178,170	$(1,663)	$20,152
Inventory decreased by $1.7 million in 2020, primarily due to the effect of currency fluctuations. Inventories increased $12.9 million, net of business acquisitions, as measured by exchange rates at the time of the transactions.

Contractual obligations
Payments due under contractual obligations as of June 30, 2020, were:
	Years
	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total
	(in thousands)
Long-term debt (including current portion)	$18,750	$200,000	$—	$—	$218,750
Revolving credit facility	—	169,000	—	—	169,000
Interest payments	10,726	10,321	—	—	21,047
Lease commitments	7,211	8,942	4,457	6,869	27,479
Contingent consideration	—	4,840	—	—	4,840
Other	1,010	1,822	1,228	1,123	5,183
Total contractual obligations	$37,697	$394,925	$5,685	$7,992	$446,299
For purposes of estimating interest payments, we assumed long-term debt will decrease in accordance with the scheduled payments and the Revolver continues unchanged at the June 30, 2020, balance. We assumed future interest rates are the same as the rates at June 30, 2020.
Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $10.5 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the periods in which the liability will be realized.
Our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, representing $4.9 million, payable on September 23, 2020.
The Company expects to contribute approximately $1.6 million to the domestic pension plan during 2021.
Off-balance sheet arrangements
We currently do not use off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, investment or other financial purposes.
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
Selected Quarterly Financial Data (Unaudited)
To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2020 and 2019. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.
	Quarters				Year
For the Periods Ended	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	June 30, 2020
	(in thousands)
Net sales
MFAs and other	$75,034	$91,955	$82,670	$72,641	$322,300
Nutritional Specialties	30,433	33,062	34,636	31,133	129,264
Vaccines	16,383	18,672	21,668	18,617	75,340
Animal Health	$121,850	$143,689	$138,974	$122,391	$526,904

	Quarters				Year
For the Periods Ended	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	June 30, 2020
	(in thousands)
Mineral Nutrition	52,649	55,685	56,200	49,878	214,412
Performance Products	15,221	14,638	15,565	13,614	59,038
Total net sales	189,720	214,012	210,739	185,883	800,354
Cost of goods sold	132,057	144,908	141,188	125,319	543,472
Gross profit	57,663	69,104	69,551	60,564	256,882
Selling, general and administrative expenses	47,516	49,495	48,232	42,445	187,688
Operating income	10,147	19,609	21,319	18,119	69,194
Interest expense, net	3,354	3,432	3,263	2,807	12,856
Foreign currency (gains) losses, net	3,221	(718)	(608)	(1,069)	826
Income before income taxes	3,572	16,895	18,664	16,381	55,512
Provision (benefit) for income taxes	1,057	5,001	5,163	10,739	21,960
Net income	$2,515	$11,894	$13,501	$5,642	$33,552
Net income per share
basic	$0.06	$0.29	$0.33	$0.14	$0.83
diluted	$0.06	$0.29	$0.33	$0.14	$0.83
Adjusted EBITDA
Animal Health	$25,061	$33,838	$34,635	$29,572	$123,106
Mineral Nutrition	3,475	3,684	4,055	3,464	14,678
Performance Products	852	1,457	1,506	719	4,534
Corporate	(9,728)	(10,491)	(10,064)	(9,895)	(40,178)
Adjusted EBITDA	$19,660	$28,488	$30,132	$23,860	$102,140
Reconciliation of net income to Adjusted EBITDA
Net income	$2,515	$11,894	$13,501	$5,642	$33,552
Interest expense, net	3,354	3,432	3,263	2,807	12,856
Provision (benefit) for income taxes	1,057	5,001	5,163	10,739	21,960
Depreciation and amortization	7,781	8,148	8,248	8,164	32,341
EBITDA	14,707	28,475	30,175	27,352	100,709
Restructuring costs	425	—	—	—	425
Stock-based compensation	565	564	565	565	2,259
Acquisition-related cost of goods sold	280	—	—	—	280
Acquisition-related transaction costs	462	—	—	—	462
Acquisition-related other, net	—	167	—	(2,988)	(2,821)
Foreign currency (gains) losses, net	3,221	(718)	(608)	(1,069)	826
Adjusted EBITDA	$19,660	$28,488	$30,132	$23,860	$102,140

	Quarters				Year
For the Periods Ended	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	June 30, 2019
	(in thousands)
Net sales
MFAs and other	$87,004	$93,054	$84,095	$86,315	$350,468
Nutritional Specialties	26,970	29,460	28,227	28,558	113,215
Vaccines	17,215	17,048	16,867	17,161	68,291
Animal Health	$131,189	$139,562	$129,189	$132,034	$531,974
Mineral Nutrition	54,838	62,319	60,653	55,972	233,782
Performance Products	14,126	16,342	15,894	15,877	62,239
Total net sales	200,153	218,223	205,736	203,883	827,995
Cost of goods sold	134,348	149,579	140,864	138,580	563,371
Gross profit	65,805	68,644	64,872	65,303	264,624
Selling, general and administrative expenses	42,952	42,938	42,304	53,204	181,398
Operating income	22,853	25,706	22,568	12,099	83,226
Interest expense, net	2,783	3,015	2,931	3,047	11,776
Foreign currency (gains) losses, net	(2,635)	2,617	122	(159)	(55)
Income before income taxes	22,705	20,074	19,515	9,211	71,505
Provision for income taxes	6,391	5,326	4,666	409	16,792
Net income	$16,314	$14,748	$14,849	$8,802	$54,713
Net income per share
basic	$0.40	$0.37	$0.37	$0.22	$1.35
diluted	$0.40	$0.36	$0.37	$0.22	$1.35
Adjusted EBITDA
Animal Health	$35,716	$35,925	$33,241	$31,167	$136,049
Mineral Nutrition	2,563	4,084	5,287	3,778	15,712
Performance Products	716	1,514	1,330	1,168	4,728
Corporate	(8,886)	(9,918)	(9,850)	(9,798)	(38,452)
Adjusted EBITDA	$30,109	$31,605	$30,008	$26,315	$118,037
Reconciliation of net income to Adjusted EBITDA
Net income	$16,314	$14,748	$14,849	$8,802	$54,713
Interest expense, net	2,783	3,015	2,931	3,047	11,776
Provision for income taxes	6,391	5,326	4,666	409	16,792
Depreciation and amortization	6,691	6,841	6,875	7,157	27,564
EBITDA	32,179	29,930	29,321	19,415	110,845
Restructuring costs	—	—	—	6,281	6,281
Stock-based compensation	565	564	565	565	2,259
Acquisition-related transaction costs	—	—	—	213	213
Other	—	(1,506)	—	—	(1,506)
Foreign currency (gains) losses, net	(2,635)	2,617	122	(159)	(55)
Adjusted EBITDA	$30,109	$31,605	$30,008	$26,315	$118,037

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
New accounting standards
We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective July 1, 2019.
For discussion of new accounting standards, see “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies and New Accounting Standards.”

Critical accounting policies
Critical accounting policies are those that require application of management’s most difficult, subjective and/or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all accounting policies require management to make difficult, subjective or complex judgments or estimates. In presenting our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results that differ from our estimates and assumptions could have an unfavorable effect on our financial position and results of operations.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain. The pandemic may have significant economic impact on customers, suppliers and markets. New information may emerge concerning COVID-19 and the actions required to contain or treat the virus may affect the duration and severity of the pandemic. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.
The following is a summary of accounting policies that we consider critical to the consolidated financial statements.
Revenue Recognition
We recognize revenue from product sales when control of the products has transferred to the customer, typically when title and risk of loss transfer to the customer. Certain of our businesses have terms where control of the products transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery.
Revenue reflects the total consideration to which we expect to be entitled, in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration reflect the amount by which we expect variable consideration to effect the revenue recognized. Such estimates are based on contractual terms and historical experience, and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of customer incentives. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.
Net sales include shipping and handling fees billed to customers. The associated costs are considered fulfillment activities, not additional promised services to the customer, and are included in costs of goods sold when the related revenue is recognized in the consolidated statements of operations. Net sales exclude value-added and other taxes based on sales.
Business Combinations
Our consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired. Significant judgment may be required to determine the fair values of certain tangible and intangible assets and in assigning their respective useful lives. Significant judgment also may be required to determine the fair values of contingent consideration, if any. We typically utilize third-party valuation specialists to assist us in determining fair values of significant tangible and intangible assets and contingent consideration. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect consideration of other marketplace participants, and include the amount and timing of future cash flows, specifically the expected revenue growth rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets primarily are based on a number of factors including the competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale and regulatory approval is obtained.
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
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2020, we tested goodwill using a quantitative approach, which involved estimating fair values of reporting units using the discounted cash flow method. We determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2.9 million equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
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
We may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority in the jurisdictions where we operate. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.
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
Our assessments concerning uncertain tax positions are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.
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
For more information regarding our significant accounting policies, estimates and assumptions, see “Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies and New Accounting Standards.”
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
For additional details, see “Notes to Consolidated Financial Statements — Commitments and Contingencies.”
For additional details, see “Business — Environmental, Health and Safety.”
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

We analyzed our foreign currency derivative contracts at June 30, 2020 to determine their sensitivity to exchange rate changes. The analysis indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would decrease by $1.8 million or increase by $1.9 million. For additional details, see “Notes to Consolidated Financial Statements — Derivatives.”
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
In March 2020, we entered into an interest rate swap agreement on an additional $150 million of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.620% plus the applicable rate. On the maturity of the July 2017 agreement, this agreement increases to a notional principal amount of $300 million through June 30, 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300 million of debt to a fixed interest rate of 0.620% plus the applicable rate. We designated the interest rate swaps as highly effective cash flow hedges.
Based on our outstanding debt balances as of June 30, 2020, and considering the interest rate swap agreements, a 100 basis point increase in LIBOR would increase annual interest expense and decrease cash flows by $0.9 million. For additional details, see “Notes to the Consolidated Financial Statements — Debt” and “Notes to the Consolidated Financial Statements — Derivatives.”

Item 8.
Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phibro Animal Health Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Phibro Animal Health Corporation and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to: (i) the Company not maintaining an effective control environment due to a lack of sufficient resources with an appropriate level of accounting knowledge, experience and training commensurate with its financial reporting requirements, which contributed to material weaknesses related to: (ii) the Company not designing and maintaining effective internal controls to ensure processing and reporting of valid transactions is complete, accurate, and timely and (iii) the Company not maintaining effective internal control that restricts access to key financial systems and records to appropriate users and ensures that appropriate segregation of duties is maintained.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 26, 2020
We have served as the Company’s auditor since 1998.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended June 30	2020	2019	2018
	(in thousands, except per share amounts)
Net sales	$800,354	$827,995	$819,982
Cost of goods sold	543,472	563,371	553,103
Gross profit	256,882	264,624	266,879
Selling, general and administrative expenses	187,688	181,398	167,953
Operating income	69,194	83,226	98,926
Interest expense, net	12,856	11,776	11,910
Foreign currency (gains) losses, net	826	(55)	(1,054)
Income before income taxes	55,512	71,505	88,070
Provision for income taxes	21,960	16,792	23,187
Net income	$33,552	$54,713	$64,883
Net income per share
basic	$0.83	$1.35	$1.61
diluted	$0.83	$1.35	$1.61
Weighted average common shares outstanding
basic	40,454	40,412	40,181
diluted	40,504	40,523	40,385
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended June 30	2020	2019	2018
	(in thousands)
Net income	$33,552	$54,713	$64,883
Change in fair value of derivative instruments	(12,854)	(5,580)	2,300
Foreign currency translation adjustment	(32,513)	(4,127)	(23,542)
Unrecognized net pension gains (losses)	(2,521)	(1,837)	(154)
(Provision) benefit for income taxes	3,684	1,846	350
Other comprehensive income (loss)	(44,204)	(9,698)	(21,046)
Comprehensive income (loss)	$(10,652)	$45,015	$43,837
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30	2020	2019
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$36,343	$57,573
Short-term investments	55,000	24,000
Accounts receivable, net	126,522	159,022
Inventories, net	196,659	198,322
Other current assets	37,313	27,245
Total current assets	451,837	466,162
Property, plant and equipment, net	148,109	140,235
Intangibles, net	70,997	47,478
Goodwill	52,679	27,348
Other assets	60,478	45,448
Total assets	$784,100	$726,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$18,750	$12,540
Accounts payable	66,091	73,189
Accrued expenses and other current liabilities	72,397	68,498
Total current liabilities	157,238	154,227
Revolving credit facility	169,000	96,000
Long-term debt	199,257	217,635
Other liabilities	70,401	42,794
Total liabilities	595,896	510,656
Commitments and contingencies (Note 13)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,287,574 shares issued and outstanding at June 30, 2020 and 2019; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at June 30, 2020 and 2019	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,525	133,266
Retained earnings	183,060	168,926
Accumulated other comprehensive income (loss)	(130,385)	(86,181)
Total stockholders’ equity	188,204	216,015
Total liabilities and stockholders’ equity	$784,100	$726,671
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended June 30	2020	2019	2018
	(in thousands)
OPERATING ACTIVITIES
Net income	$33,552	$54,713	$64,883
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	32,341	27,564	26,943
Amortization of debt issuance costs	882	882	883
Stock-based compensation	2,259	2,259	334
Acquisition-related items	(2,433)	—	3,908
Deferred income taxes	8,125	(105)	6,389
Foreign currency (gains) losses, net	(2,540)	(1,899)	(635)
Other	818	(302)	1,181
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	28,713	(23,679)	(11,900)
Inventories, net	(12,930)	(20,982)	(24,292)
Other current assets	(11,137)	(7,173)	134
Other assets	(2,121)	(299)	(152)
Accounts payable	(7,672)	12,092	2,446
Accrued expenses and other liabilities	(8,509)	4,098	(114)
Net cash provided by operating activities	59,348	47,169	70,008
INVESTING ACTIVITIES
Purchases of short-term investments	(80,000)	(34,000)	(82,000)
Maturities of short-term investments	49,000	60,000	32,000
Capital expenditures	(34,045)	(29,891)	(18,548)
Business acquisitions	(54,549)	(9,838)	(15,000)
Other, net	(796)	(404)	(1,064)
Net cash (used) by investing activities	(120,390)	(14,133)	(84,612)
FINANCING ACTIVITIES
Revolving credit facility borrowings	243,000	213,000	225,000
Revolving credit facility repayments	(170,000)	(187,000)	(220,000)
Payments of long-term debt and other	(12,646)	(12,649)	(6,401)
Issuance of acquisition note payable	—	3,775	—
Payment of acquisition note payable	—	(3,775)	—
Proceeds from common stock issued	—	1,134	5,699
Dividends paid	(19,418)	(18,592)	(16,073)
Net cash provided (used) by financing activities	40,936	(4,107)	(11,775)
Effect of exchange rate changes on cash	(1,124)	(524)	(536)
Net increase (decrease) in cash and cash equivalents	(21,230)	28,405	(26,915)
Cash and cash equivalents at beginning of period	57,573	29,168	56,083
Cash and cash equivalents at end of period	$36,343	$57,573	$29,168
Supplemental cash flow information
Interest paid, net	$11,577	$12,250	$11,208
Income taxes paid, net	20,866	16,215	15,191
Non-cash investing and financing activities
Property, plant and equipment	4,353	2,890	8,449
The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
As of June 30, 2017	39,875,968	$4	$—	$123,840	$82,750	$(55,437)	$151,157
Comprehensive income (loss)	—	—	—	—	64,883	(21,046)	43,837
Exercise of stock options	481,740	—	—	5,699	—	—	5,699
Dividends declared ($0.40 per share)	—	—	—	—	(16,073)	—	(16,073)
Stock-based compensation expense	—	—	—	334	—	—	334
As of June 30, 2018	40,357,708	$4	$—	$129,873	$131,560	$(76,483)	$184,954
Adoption of new revenue standard	—	—	—	—	1,245	—	1,245
Comprehensive income (loss)	—	—	—	—	54,713	(9,698)	45,015
Exercise of stock options	95,900	—	—	1,134	—	—	1,134
Dividends declared ($0.46 per share)	—	—	—	—	(18,592)	—	(18,592)
Stock-based compensation expense	—	—	—	2,259	—	—	2,259
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
Comprehensive income (loss)	—	—	—	—	33,552	(44,204)	(10,652)
Dividends declared ($0.48 per share)	—	—	—	—	(19,418)	—	(19,418)
Stock-based compensation expense	—	—	—	2,259	—	—	2,259
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
1.
Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food animals including poultry, swine, dairy and beef cattle and aquaculture. The Company is also a manufacturer and marketer of performance products for use in the personal care, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” and similar expressions refer to Phibro and its subsidiaries.
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
Risks and Uncertainties
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain. The pandemic may affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs. The pandemic may have significant economic impact on customers, suppliers and markets. New information may emerge concerning COVID-19 and the actions required to contain or treat the virus may affect the duration and severity of the pandemic. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Estimates are used when accounting for the valuation of intangible assets, depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax assets, sales discounts, rebates, allowances and incentives, contingencies, employee compensation and actuarial assumptions related to our pension plans. We regularly evaluate our estimates and assumptions using historical experience and other factors. Our estimates are based on complex judgments, probabilities and assumptions that we believe to be reasonable.
Revenue Recognition
We recognize revenue from product sales when control of the product has transferred to the customer, typically when title and risk of loss transfer to the customer. Certain of our businesses have terms where control of the underlying product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery.
Revenue reflects the total consideration to which we expect to be entitled in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration reflect the amount by which we expect variable consideration to effect the revenue recognized. Such estimates are generally based on contractual terms and historical experience, and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of variable compensation. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 19% and 31% of accounts receivable at June 30, 2020 and 2019, respectively.
The allowance for doubtful accounts is our best estimate of the credit losses in existing accounts receivable. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We also monitor domestic and international economic conditions for the potential effect on our customers. Past due balances are reviewed individually for collectability. Account balances are charged against the allowance when we determine it is probable the receivable will not be recovered.
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
Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives, ranging from two to thirty years for buildings and improvements, and three to ten years for machinery and equipment. We capitalize costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the consolidated statements of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Debt Issuance Costs
Costs and original issue discounts or premiums related to issuance or modification of our debt are deferred on the consolidated balance sheet and amortized over the lives of the respective debt instruments. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.
Business Combinations
Our consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired.
Significant judgment may be required to determine the fair values of certain tangible and intangible assets and in assigning their respective useful lives. Significant judgment also may be required to determine the fair values of contingent consideration, if any. We typically utilize third-party valuation specialists to assist us in determining fair values of significant tangible and intangible assets and contingent consideration. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect consideration of other marketplace participants, and include the amount and timing of future cash flows, specifically the expected revenue growth rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets primarily are based on a number of factors including the competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale and regulatory approval is obtained.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2020, we tested goodwill using a quantitative approach, which involved estimating fair values of reporting units using the discounted cash flow method. We determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.
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
From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. As of June 30, 2020, we used (i) foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates on forecasted inventory purchases, and (ii) interest rate swaps on $300,000 of notional principal to manage future cash flow exposure resulting from variable interest rates on that amount of debt. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
various hedge transactions and the methods of assessing hedge effectiveness. We do not engage in trading or other speculative uses of financial instruments.
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
We may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority in the jurisdictions where we operate. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Research and Development Expenditures
Research and development expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations. Most of our manufacturing facilities have scientists and technicians on staff involved in product development, quality assurance and providing technical services to customers. Research, development and technical service efforts are conducted at various facilities. Our animal health research and development activities relate to: fermentation development and microbiological strain improvement; vaccine development; chemical synthesis and formulation development; nutritional specialties development; and ethanol-related products.
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
For the Year Ended June 30	2020	2019	2018
Net income	$33,552	$54,713	$64,883
Weighted average number of shares – basic	40,454	40,412	40,181
Dilutive effect of stock options and restricted stock units	50	111	204
Weighted average number of shares – diluted	40,504	40,523	40,385
Net income per share
basic	$0.83	$1.35	$1.61
diluted	$0.83	$1.35	$1.61
New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), provides optional expedients and exceptions to GAAP guidance for contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) and other interbank offered rates expected to be discontinued by rate reform. The purpose of this guidance is to ease the financial reporting burdens related to the expected market transition to alternative reference rates. This ASU may be applied beginning with the interim period ended March 31, 2020, and prospectively through December 31, 2022. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
after December 15, 2020, and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
ASU 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, modifies existing disclosure requirements for defined benefit pension and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, modifies existing disclosure requirements for fair value measurement. This ASU is effective for fiscal years beginning after December 15, 2019. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.
ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income allows reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects related to adjustments resulting from the United States Tax Cuts and Jobs Act. This ASU was effective for our consolidated financial statements beginning July 1, 2019. The adoption of this guidance did not have a material effect on our consolidated financial statements.
ASU 2016-02, Leases (Topic 842), requires an entity to recognize assets and liabilities on the balance sheet for both financing and operating leases and requires additional qualitative and quantitative disclosures regarding leasing arrangements. We adopted ASU 2016-02 and its amendments effective July 1, 2019, using a modified retrospective transition approach, which does not require modifications to periods prior to the date of initial application. We elected not to reassess whether expired or existing contracts contain leases and carried forward the original lease classifications prior to adoption. We also did not use hindsight in our assessment of lease terms as of the effective date. Please refer to our lease policy for our elections regarding the accounting of short-term leases and the assessment of lease components. Upon adoption of ASU 2016-02, we recognized initial ROU assets and lease liabilities of $18,576 and $19,368, respectively, on the consolidated balance sheet. The difference in the amounts of the ROU assets and lease liabilities recognized relates to landlord incentives and deferred rent. An adjustment to opening retained earnings was not required, and the recognition of lease expense in the consolidated statements of operations did not change significantly. Refer to “Note 7 — Leases” for further information.
3.
Acquisition

In August 2019, we acquired the business and assets of Osprey Biotechnics, Inc. (“Osprey”). Osprey is a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications, serving customers in the animal health and nutrition, environmental, industrial and plant protection industries. We acquired Osprey to gain access to Osprey’s microbial technology and developed products and expand our customer relationships. The business is included in the Animal Health segment.
We acquired assets used in Osprey’s business, including intellectual property, working capital and property, plant and equipment, for an aggregate cash payment of $54,549. The acquisition agreement included contingent consideration, with the payment amount to be determined based on Osprey’s financial performance for the year ending June 30, 2021. The payment will be no less than $4,840 and has no maximum limit. Total consideration of $62,102 included a $7,553 liability for the estimated contingent consideration, based on the expected financial performance of the Osprey business. During the three months ended June 30, 2020, we updated our expectations of the future financial performance of the business and adjusted the contingent consideration amount to the minimum value of $4,840. The adjustment of $2,988 was recorded as a reduction to selling, general and administrative expenses. In connection with the Osprey acquisition, we incurred acquisition-related transaction costs of $462 and $213 during the years ended June 30, 2020 and 2019, respectively; the costs are included in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Definite-lived intangible assets include $18,900 for customer relationships, $12,200 for developed products and $1,300 for tradename. The definite-lived intangible assets will be amortized over periods ranging from 5 – 12 years. Goodwill represents the expected future benefits from the combination of Osprey’s business with Phibro. The amount of goodwill expected to be deductible for tax purposes is $25,331.
4.
Statements of Operations — Additional Information

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
We have a diversified portfolio of products that are classified within our three business segments — Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following tables present our revenues disaggregated by major product category and geographic region:
Net Sales by Product Type
For the Year Ended June 30	2020	2019	2018
Animal Health
MFAs and other	$322,300	$350,468	$336,666
Nutritional specialties	129,264	113,215	122,978
Vaccines	75,340	68,291	72,083
Total Animal Health	$526,904	$531,974	531,727
Mineral Nutrition	214,412	233,782	234,922
Performance Products	59,038	62,239	53,333
Total	$800,354	$827,995	$819,982
Net Sales by Region
For the Year Ended June 30	2020	2019	2018
United States	$471,938	$480,101	$490,880
Latin America and Canada	158,939	152,380	143,231
Europe, Middle East and Africa	112,179	105,365	110,377
Asia Pacific	57,298	90,149	75,494
Total	$800,354	$827,995	$819,982
Net sales by region are based on country of destination.
Deferred revenue was $4,570 and $5,464 as of June 30, 2020 and June 30, 2019, respectively. Accrued expenses and other current liabilities included $1,109 and $965 of the total deferred revenue as of June 30, 2020 and June 30, 2019, respectively. The deferred revenue results primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand alone sales prices of the individual products or services.
Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 to 70 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Expense and Depreciation and Amortization
For the Year Ended June 30	2020	2019	2018
Interest expense, net
Term loan	$7,751	$8,553	$8,321
Revolving credit facility	5,317	3,748	2,777
Amortization of debt issuance costs	882	882	883
Other	663	494	1,622
Interest expense	14,613	13,677	13,603
Interest (income)	(1,757)	(1,901)	(1,693)
	$12,856	$11,776	$11,910

For the Year Ended June 30	2020	2019	2018
Depreciation and amortization
Depreciation of property, plant and equipment	$23,250	$21,423	$21,044
Amortization of intangible assets	8,869	6,092	5,851
Amortization of other assets	222	49	48
	$32,341	$27,564	$26,943
Depreciation of property, plant and equipment includes amortization of capitalized software costs of $1,038, $1,217 and $1,519 during 2020, 2019 and 2018, respectively.
Amortization of intangible assets as of June 30, 2020, is expected to be $8,732, $8,608, $8,608, $8,428, $6,773 and $29,848 for 2021, 2022, 2023, 2024, 2025 and thereafter, respectively.
For the Year Ended June 30	2020	2019	2018
Research and development expenditures	$13,738	$12,093	$9,998

5.
Balance Sheets — Additional Information

As of June 30	2020	2019
Accounts receivable, net
Trade accounts receivable	$130,462	$163,464
Allowance for doubtful accounts	(3,940)	(4,442)
	$126,522	$159,022

As of June 30	2020	2019	2018
Allowance for doubtful accounts
Balance at beginning of period	$4,442	$6,257	$6,428
Provision for bad debts	230	(201)	166
Effect of changes in exchange rates	(304)	38	(215)
Bad debt write-offs	(428)	(1,652)	(122)
Balance at end of period	$3,940	$4,442	$6,257

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30	2020	2019
Inventories
Raw materials	$73,837	$64,441
Work-in-process	8,881	10,699
Finished goods	113,941	123,182
	$196,659	$198,322

As of June 30	2020	2019
Property, plant and equipment, net
Land	$9,796	$10,152
Buildings and improvements	69,444	71,036
Machinery and equipment	267,805	252,097
	347,045	333,285
Accumulated depreciation	(198,936)	(193,050)
	$148,109	$140,235
Certain facilities in Israel are on leased land. The leases expire in 2023, 2035 and 2062.
Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of $3,517 and $3,475 at June 30, 2020 and 2019, respectively.
Machinery and equipment includes construction-in-progress of $25,582 and $15,630 at June 30, 2020 and 2019, respectively.
As of June 30	Weighted-Average Useful Life (Years)	2020	2019
Intangibles, net
Cost
Technology	12	$85,016	$71,016
Product registrations, marketing and distribution rights	9	17,795	17,858
Customer relationships	12	31,089	12,194
Trade names, trademarks and other	5	3,857	2,740
In-process research and development		—	1,800
		137,757	105,608
Accumulated amortization
Technology		(35,859)	(29,333)
Product registrations, marketing and distribution rights		(17,770)	(17,811)
Customer relationships		(10,336)	(8,282)
Trade names, trademarks and other		(2,795)	(2,704)
		(66,760)	(58,130)
		$70,997	$47,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30	2020	2019
Goodwill roll-forward
Balance at beginning of period	$27,348	$27,348
Osprey acquisition	25,331	—
Balance at end of period	$52,679	$27,348

As of June 30	2020	2019
Other assets
ROU operating lease assets	$22,873	$—
Deferred income taxes	11,430	16,770
Deposits	5,158	7,024
Insurance investments	5,801	5,431
Equity method investments	4,219	4,196
Indemnification asset	3,000	3,000
Debt issuance costs	1,021	1,531
Other	6,976	7,496
	$60,478	$45,448
We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2,918 equity investment are currently idled; we have concluded the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.
As of June 30	2020	2019
Accrued expenses and other current liabilities
Employee related	$25,825	$28,298
Current operating lease liabilities	6,439	—
Commissions and rebates	5,782	8,397
Professional fees	5,766	5,212
Income and other taxes	3,821	6,067
Restructuring costs	2,314	3,590
Insurance-related	1,272	1,279
Derivatives	5,757	—
Other	15,421	15,655
	$72,397	$68,498
During the three months ended June 30, 2019, we recorded costs of $6,281 for business restructuring activities related to productivity and cost saving initiatives in the Animal Health segment, including $3,500 related to the termination of a contract manufacturing agreement and $2,781 for employee separation charges. During the year ended June 30, 2020, we recorded costs of $425 related to employee separation charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The costs are included in selling, general and administrative expenses in our consolidated statements of operations. The following table summarizes the activity of the restructuring liability during the year ended June 30, 2020:
Liability balance at June 30, 2019	$5,590
Charges	425
Payments	(3,155)
Liability balance at June 30, 2020	$2,860

As of June 30	2020	2019
Other liabilities
Long-term operating lease liabilities	$17,276	$—
Long term and deferred income taxes	11,680	8,978
Derivatives	7,691	977
Supplemental retirement benefits, deferred compensation and other	8,067	7,605
Contingent consideration	4,840	—
International retirement plans	5,499	5,133
Restructuring costs	546	2,000
U.S. pension plan	3,563	3,934
Other long term liabilities	11,239	14,167
	$70,401	$42,794

As of June 30	2020	2019
Accumulated other comprehensive income (loss)
Derivative instruments	$(13,448)	$(594)
Foreign currency translation adjustment	(103,738)	(71,225)
Unrecognized net pension gains (losses)	(22,571)	(20,050)
(Provision) benefit for income taxes on derivative instruments	3,256	148
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(2,050)	(2,626)
	$(130,385)	$(86,181)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and, (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. As of June 30, 2020, we were in compliance with the financial covenants.
As of June 30, 2020, we had $169,000 in borrowings under the Revolver and had outstanding letters of credit of $2,709, leaving $78,291 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.
In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures concurrently with the Credit Agreement. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “— Derivatives.”
In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.620% plus the applicable rate. On the maturity of the July 2017 agreement, this agreement increases to a notional principal amount of $300,000 through June 30, 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.620% plus the applicable rate. We designated the interest rate swaps as highly effective cash flow hedges. For additional details, see “— Derivatives.”
As of June 30, 2020, the interest rates for the Revolver and the Term A Loan were 2.14% and 3.20%, respectively. The weighted-average interest rates for the Revolver were 3.17% and 3.86% for the years ended June 30, 2020 and 2019, respectively. The weighted-average interest rates for the Term A Loan were 3.38% and 3.52% for the years ended June 30, 2020 and 2019, respectively.
Foreign Credit Facilities
Our Israel subsidiaries have aggregate credit facilities available of approximately $14,000 (the “Israel Credit Facilities”). As of June 30, 2020, we had no outstanding borrowings or other commitments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding under the Israel Credit Facilities. Interest rate elections under the Israel Credit Facilities are LIBOR plus 2.25% or Prime Rate plus 0.50%. The Israel Credit Facilities mature in October 2020 and May 2021.
Long-Term Debt
As of June	2020	2019
Term A Loan due June 2022	$218,750	$231,250
Other	—	40
	218,750	231,290
Unamortized debt issuance costs	(743)	(1,115)
	218,007	230,175
Less: current maturities	(18,750)	(12,540)
	$199,257	$217,635
Aggregate Maturities of Long-Term Debt
For the Year Ended June 30
2021	18,750
2022	200,000
Total	$218,750

7.
Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. The remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 16 years.
The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:
As of June 30,	2020	Balance Sheet Classification
Assets:
Operating lease ROU assets	$22,873	Other Assets
Liabilities:
Current portion	6,439	Accrued expenses and other current liabilities
Non-current portion	17,276	Other liabilities
Total operating lease liabilities	$23,715
The following table summarizes the composition of net lease expense:
For the Year Ended June 30	2020
Operating lease expense	$7,570
Variable lease expense	1,304
Short-term lease expense	802
Total lease expense	$9,676

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables include other supplemental information:
For the Year Ended June 30	2020
Operating cash flows used for ROU operating leases	$7,696
Right of use assets obtained in exchange for new operating lease liabilities	$11,017
As of	June 30, 2020
Weighted average remaining lease term (in years) – ROU operating leases	6.49
Weighted average discount rate – ROU operating leases	4.40%
At June 30, 2020, maturities of future lease liabilities were:
For the Years Ending June 30,
2021	$7,211
2022	5,634
2023	3,308
2024	2,659
2025	1,798
2026 and thereafter	6,869
Total lease payments	27,479
Less: interest	3,764
Total operating lease liabilities	$23,715
There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 30, 2020. Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.
Future minimum lease payments for operating leases accounted for under ASC 840, “Leases,” with remaining non-cancelable terms in excess of one year at June 30, 2019, were:
For the Year Ended June 30
2020	$5,815
2021	4,160
2022	3,191
2023	1,445
2024	865
Thereafter	765
Total minimum lease payments	$16,241

8.
Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2020 and 2019 were:
As of June 30	2020	2019		2020	2019
	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock – Class A	300,000,000	300,000,000	$0.0001	20,287,574	20,287,574
Common stock – Class B	30,000,000	30,000,000	$0.0001	20,166,034	20,166,034
Holders of our Class B common stock converted zero and 199,470 shares of Class B common stock to Class A common stock in 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the General Corporation Law of the State of Delaware.
Dividends
We declared and paid quarterly cash dividends totaling $19,418 for the year ended June 30, 2020, to holders of our Class A common stock and Class B common stock.
9.
Stock Incentive Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted, and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 4,881,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2020.
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
The following table summarizes the activity related to RSUs:
	RSUs	Grant Date Fair Value per RSU Share	Grant Date Fair Value
Performance-Based RSUs Granted May 2018	200,000	$19.63	$3,926
Time-Based RSUs Granted May 2018	50,000	$41.10	$2,055
Outstanding June 30, 2020 and 2019	250,000	$23.92	$5,981
We will recognize the total grant date fair value of the RSUs as stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense related to RSUs was $2,259, $2,259 and $334 for the years ended June 30, 2020, 2019 and 2018, respectively. We expect stock-based compensation expense related to RSUs will be $1,129 in 2021.
Stock Options
There was no stock-based compensation expense related to employee stock options in the periods included in the consolidated financial statements and there was no stock option activity during 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.
Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $1,553, $1,969 and $1,857 during 2020, 2019 and 2018, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.
11.
Employee Benefit Plans

Domestic Pension Plan
We maintain a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. We amended the plan to eliminate credit for future service and compensation increases, effective September 2016. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the plan were as of June 30, 2020, 2019 and 2018.
Changes in the projected benefit obligation, plan assets and funded status of the plan were:
For the Year Ended June 30	2020	2019
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$68,527	$61,557
Interest cost	2,112	2,407
Benefits paid	(2,000)	(1,758)
Actuarial loss	10,714	6,321
Projected benefit obligation at end of year	$79,353	$68,527

For the Year Ended June 30	2020	2019
Change in plan assets
Fair value of plan assets at beginning of year	$64,593	$58,648
Actual return on plan assets	10,821	6,861
Employer contributions	2,377	842
Benefits paid	(2,000)	(1,758)
Fair value of plan assets at end of year	$75,791	$64,593
Funded status at end of year	$(3,562)	$(3,934)
The funded status is included in other liabilities in the consolidated balance sheets.
The Company expects to contribute approximately $1,562 to the plan during 2021. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities.
Accumulated other comprehensive income (loss) related to the plan was:
For the Year Ended June 30	2020	2019
Accumulated other comprehensive income (loss) related to pension plan
Balance at beginning of period	$(20,050)	$(18,213)
Amortization of net actuarial loss and prior service costs	515	465
Current period net actuarial (loss)	(3,036)	(2,302)
Net change	(2,521)	(1,837)
Balance at end of period	$(22,571)	$(20,050)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization of unrecognized net actuarial loss will be approximately $534 during 2021.
Net periodic pension expense was:
For the Year Ended June 30	2020	2019	2018
Interest cost on benefit obligation	$2,112	$2,407	$2,157
Expected return on plan assets	(3,144)	(2,842)	(3,236)
Amortization of net actuarial loss and prior service costs	515	465	453
Net periodic pension expense (income)	$(517)	$30	$(626)
Significant actuarial assumptions for the plan were:
For the Year Ended June 30	2020	2019	2018
Discount rate for interest cost	2.2%	3.1%	3.9%
Expected rate of return on plan assets	4.9%	4.9%	5.6%
Discount rate for year-end benefit obligation	2.8%	3.6%	4.2%
The plan used the Aon Hewitt AA Bond Universe as a benchmark for its discount rate as of June 30, 2020, 2019 and 2018. The discount rate is determined by matching the plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.
Estimated future benefit payments are:
For the Year Ended June 30
2021	$2,887
2022	3,138
2023	3,364
2024	3,531
2025	3,661
2026 – 2030	19,789
The plan’s target asset allocations for 2021 and the weighted-average asset allocation of plan assets as of June 30, 2020 and 2019 are:
	Target Allocation	Percentage of Plan Assets
For the Year Ended June 30	2021	2020	2019
Debt securities	57% – 77%	66%	67%
Equity securities	18% – 38%	27%	28%
Global asset allocation/risk parity(1)	0% – 15%	5%	4%
Other	0% – 10%	2%	1%

(1)
The global asset allocation/risk parity category consists of a variety of asset classes including, but not limited to, global bonds, global equities, real estate and commodities.

The expected long-term rate of return for the plan’s total assets generally is based on the plan’s asset mix. In determining the rate to use, we consider the expected long-term real returns on asset categories, expectations for inflation, estimates of the effect of active management and actual historical returns.
The investment policy and strategy is to earn a long-term investment return sufficient to meet the obligations of the plan, while assuming a moderate amount of risk in order to maximize investment return.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In order to achieve this goal, assets are invested in a diversified portfolio consisting of equity securities, debt securities, and other investments in a manner consistent with ERISA’s fiduciary requirements.
The fair values of the plan assets by asset category were:
	Fair Value Measurements Using
As of June 30, 2020	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,812	$—	$—	$1,812
Common-collective funds
Global large cap equities	—	16,678	4,038	20,716
Fixed income securities	—	49,902	—	49,902
Global asset allocations/risk parity	—	1,667	—	1,667
Other
Global asset allocations/risk parity	—	—	1,669	1,669
Other	—	—	25	25
	$1,812	$68,247	$5,732	$75,791

	Fair Value Measurements Using
As of June 30, 2019	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$215	$—	$—	$215
Common-collective funds
Global large cap equities	—	13,995	4,016	18,011
Fixed income securities	—	43,288	—	43,288
Global asset allocations/risk parity	—	1,446	—	1,446
Other
Global asset allocations/risk parity	—	—	1,447	1,447
Other	—	—	186	186
	$215	$58,729	$5,649	$64,593
The table below provides a summary of the changes in the fair value of Level 3 assets:
Change in Fair Value Level 3 assets	2020	2019
Balance at beginning of period	$5,649	$6,960
Redemptions	(49)	(4,336)
Purchases	200	2,800
Change in fair value	(68)	225
Balance at end of period	$5,732	$5,649
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other employee benefit plans
We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. The Company contributes: (i) a matching contribution equal to 100% of the first 6% of an employee’s contribution; and, (ii) an additional discretionary contribution of up to 4.5% of compensation, depending on the employee’s age and years of service, provided that such contributions comply with ERISA non-discrimination requirements. Employee and Company contributions are subject to certain ERISA limitations. Employees are immediately vested in Company contributions. Our contribution expense was $5,566, $5,201, and $4,937, in 2020, 2019 and 2018, respectively.
Our consolidated balance sheets include other employee-related liabilities of $13,666 and $17,391 as of June 30, 2020 and 2019, respectively, including international retirement plans, supplemental retirement benefits and long-term incentive arrangements. Expense under these plans was $5,725, $5,685, and $4,009 in 2020, 2019 and 2018, respectively.
12.
Income Taxes

In March 2020, in response to economic instability prompted by the COVID-19 pandemic, the United States government enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act established various stimulus measures, including certain tax provisions. We have utilized certain CARES Act provisions, including modifications to the interest deduction limitation, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer social security payments.
We record Global Intangible Low-Taxed Income (GILTI) aspects of federal income taxes as a period expense. The provision for income taxes includes $3,453 and $537 of GILTI federal tax for the years ended June 30, 2020 and 2019, respectively.
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

The components of income before income taxes consisted of the following:
For the Year Ended June 30	2020	2019	2018
Domestic	$(3,142)	$2,331	$19,819
Foreign	58,654	69,174	68,251
Income before income taxes	$55,512	$71,505	$88,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of the provision for income taxes were:
For the Year Ended June 30	2020	2019	2018
Current provision (benefit):
Federal	$(1,271)	$(459)	$81
State and local	401	102	1,744
Foreign	14,705	16,603	15,268
Total current provision	13,835	16,246	17,093
Deferred provision (benefit):
Federal	5,226	858	2,746
State and local	696	432	2,156
Foreign	218	(691)	769
Change in valuation allowance – foreign	1,985	(53)	423
Total deferred provision (benefit)	8,125	546	6,094
Provision for income taxes	$21,960	$16,792	$23,187
Reconciliation of the federal statutory rate to the Company’s effective tax rate were:
For the Year Ended June 30	2020	2019	2018
Federal income tax rate	21.0%	21.0%	28.1%
State and local taxes, net of federal benefit	1.7	0.6	1.5
Foreign income tax rates	3.6	4.1	(4.8)
Global Intangible Low-Taxed Income	6.2	0.8	—
Changes in uncertain tax positions	5.2	(1.0)	1.1
Increase in valuation allowance	3.6	—	—
Recognition of federal and foreign tax credits	(0.9)	(2.5)	(0.7)
Exercise of employee stock options	—	(0.4)	(4.3)
Mandatory toll charge from Tax Act	—	(0.5)	0.5
Reduction of deferred tax assets	—	—	3.9
Other	(0.8)	1.4	1.0
Effective tax rate	39.6%	23.5%	26.3%
Included in other for the year ended June 30, 2020 is (1.3%) related to foreign currency movement. The undistributed earnings of foreign subsidiaries were subject to the U.S. one-time mandatory toll charge and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. If amounts are repatriated from certain of our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. We consider undistributed earnings of such foreign subsidiaries to be indefinitely reinvested. At June 30, 2020, our cash and cash equivalents and short-term investments included $89,596 million held by our international subsidiaries. We do not provide income taxes for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:
As of June 30	2020	2019
Deferred tax assets:
Employee related accruals	$5,703	$5,735
Inventory	726	4,766
Environmental remediation	974	1,128
Net operating loss carry forwards – domestic	1,618	902
Net operating loss carry forwards – foreign	5,221	3,703
Operating lease liabilities	5,732	—
Other	6,340	6,302
	26,314	22,536
Valuation allowance	(3,403)	(808)
	22,911	21,728
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(6,108)	(6,071)
Operating lease ROU assets	(5,657)	—
Other	(921)	(772)
	(12,686)	(6,843)
Net deferred tax asset	$10,225	$14,885
Deferred taxes are included in the consolidated balance sheets as follows:
As of June 30	2020	2019
Other assets	$11,430	$16,770
Other liabilities	(1,205)	(1,885)
	$10,225	$14,885
The valuation allowance established against the deferred tax assets were:
As of June 30	2020	2019	2018
Balance at beginning of period	$808	$861	$438
Provision for income taxes	2,595	(53)	423
Balance at end of period	$3,403	$808	$861
The Company establishes valuation allowances against certain foreign and state deferred tax assets when management believes that, after considering all available evidence, it is more likely than not the assets will not be realized.
We have $31,732 of state net operating loss carry forwards. $14,332 that will expire in 2021 through 2038, and $17,400 that do not expire. In addition, we have $23,362 of foreign net operating loss carry forwards of which most are in jurisdictions that have no expiration.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
As of June 30	2020	2019	2018
Unrecognized tax benefits – beginning of period	$6,343	$7,000	$6,553
Tax position changes – current period	2,850	528	1,749
Tax position changes – prior periods, net of settlements with tax authorities	108	(317)	(994)
Lapse of statute of limitations		(1,053)	—
Translation	206	185	(308)
Unrecognized tax benefits – end of period	9,507	6,343	7,000
Interest and penalties – end of period	969	750	633
Total liabilities related to uncertain tax positions	$10,475	$7,093	$7,633
We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized interest and penalties expense of $214, $94, and $203 for 2020, 2019 and 2018, respectively.
Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:
•
U.S. federal and significant states, through June 30, 2008;

•
Brazil, through December 31, 2014;

•
Israel, through June 30, 2015 for certain subsidiaries and through June 30, 2016 for certain subsidiaries.

13.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility of our subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”). The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling (“OPOG”) to remediate the contaminated groundwater that has migrated from the Omega site in accordance with a general remedy selected by EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, the members of OPOG filed a complaint under the Comprehensive Environmental Response, Compensation, and Liability Act and the Resource Conservation and Recovery Act in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.
Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $5,254 and $5,890 at June 30, 2020 and 2019, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.
Claims and Litigation
PAHC and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities, payment disputes and governmental regulation. Certain of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “— Fair Value Measurements.”
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
We entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through April 2022. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.
The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of June 30, 2020:
Instrument	Hedge	Notional Amount at June 30, 2020	Consolidated Balance Sheet	Asset (Liability) fair value as of
				June 30, 2020	June 30, 2019
Options	Brazilian Real calls	R$120,000	(1)	$126	$413
Options	Brazilian Real puts	R$120,000	(1)	$(3,900)	$(30)
Swap	Interest rate swap	$300,000	(2)	$(9,674)	$(977)

(1)
We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. As of June 30, 2020, accrued expenses and other current liabilities and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities included net fair values of $2,477 and $1,297, respectively. As of June 30, 2019, other current assets included net fair values of $383.
(2)
We classify the current and noncurrent amounts associated with our interest rate swap based on the expected timing of the cash flows. As of June 30, 2020, accrued expenses and other current liabilities and other liabilities included $3,280 and $6,394, respectively. As of June 30, 2019, other liabilities included $977.

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the years ended June 30, 2020 and 2019.
For the Year Ended June 30		Gain (Loss) recorded in OCI		Gain (Loss) recognized in consolidated statements of operations			Consolidated Statement of Operations Line Item Total
Instrument	Hedge	2020	2019	Consolidated Statement of Operations	2020	2019	2020	2019
Options	Brazilian Real calls	$(4,157)	$475	Cost of goods sold	$(115)	$1,069	$543,472	$563,371
Swap	Interest rate swap	$(8,697)	$(6,055)	Interest expense, net	$(310)	$766	$12,856	$11,776
We recognize gains (losses) related to these foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized net losses of $590 related to matured contracts were recorded as a component of inventory at June 30, 2020.
15.
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
Level 1 —
Quoted prices in active markets for identical assets or liabilities.

Level 2 —
Significant observable inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

Level 3 —
Unobservable inputs for which there is little or no market data available, and that are significant to the overall fair value measurement, are employed that require the reporting entity to develop its own assumptions.

In assessing the fair value of financial instruments at June 30, 2020 and 2019, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.
Short-term investments
As of June 30, 2020, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.
Current Assets and Liabilities
We consider the carrying amounts of current assets and current liabilities to be representative of their fair value because of the current nature of these items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contingent Consideration on Acquisitions
We determine the fair value of contingent consideration on acquisitions based on contractual terms, our current forecast of performance factors related to the acquired business and an applicable discount rate.
Debt
We record debt, including term loans and revolver balances, at amortized cost in our consolidated financial statements. We believe the carrying value of the debt is approximately equal to its fair value, due to the variable nature of the instruments and our evaluation of estimated market prices.
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
Fair Value of Assets (Liabilities)
	2020			2019
As of June 30	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$55,000	$—	$—	$24,000	$—	$—
Foreign currency derivatives	$—	$(3,774)	$—	$—	$383	$—
Interest rate swap	$—	$(9,674)	$—	$—	$(977)	$—
Contingent consideration on acquisitions	$—	$—	$(4,840)	$—	$—	$—
There were no transfers between levels during the years ended June 30, 2020 and 2019.
The table below provides a summary of the changes in the fair value of Level 3 liabilities:
June 30, 2020
Balance at June 30, 2019	$—
Osprey acquisition	(7,553)
Accretion for the time value of money	(275)
Fair value adjustment	2,988
Balance at June 30, 2020	$(4,840)
For a detailed discussion on the fair value of our pension plan assets, see “— Employee Benefit Plans.”
16.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.
For the Year Ended June 30	2020	2019	2018
Net sales
Animal Health	$526,904	$531,974	$531,727
Mineral Nutrition	214,412	233,782	234,922
Performance Products	59,038	62,239	53,333
Total segments	$800,354	$827,995	$819,982
Depreciation and amortization
Animal Health	$26,287	$22,312	$21,447
Mineral Nutrition	2,522	2,319	2,371
Performance Products	1,860	1,127	1,029
Total segments	$30,669	$25,758	$24,847
Adjusted EBITDA
Animal Health	$123,106	$136,049	$141,914
Mineral Nutrition	14,678	15,712	18,583
Performance Products	4,534	4,728	1,881
Total segments	$142,318	$156,489	$162,378

Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$55,512	$71,505	$88,070
Interest expense, net	12,856	11,776	11,910
Depreciation and amortization – Total segments	30,669	25,758	24,847
Depreciation and amortization – Corporate	1,672	1,806	2,096
Corporate costs	40,178	38,452	33,420
Restructure costs	425	6,281	—
Stock-based compensation	2,259	2,259	334
Acquisition-related cost of goods sold	280	—	1,671
Acquisition-related accrued compensation	—	—	1,152
Acquisition-related transaction costs	462	213	400
Acquisition-related other, net	(2,821)	—	(468)
Other, net	—	(1,506)	—
Foreign currency (gains) losses, net	826	(55)	(1,054)
Adjusted EBITDA – Total segments	$142,318	$156,489	$162,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30	2020	2019
Identifiable assets
Animal Health	$560,663	$508,864
Mineral Nutrition	65,686	67,662
Performance Products	31,016	32,886
Total segments	657,365	609,412
Corporate	126,735	117,259
Total	$784,100	$726,671
The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.
The geographic location of property, plant and equipment, net was:
As of June 30	2020	2019
Property, plant and equipment, net
United States	$59,778	$55,001
Israel	54,041	52,434
Brazil	14,771	19,647
Ireland	15,263	9,409
Other	4,256	3,744
	$148,109	$140,235

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020.
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
Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as described in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.
Our management, under the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2020, due to a lack of sufficient resources with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements. This control deficiency contributed to the following additional control deficiencies:
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

•
We did not maintain effective internal control that restricts access to key financial systems and records to appropriate users and ensures that appropriate segregation of duties is maintained. Certain personnel had access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This material weakness affects substantially all financial statement accounts.

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
The effectiveness of our internal control over financial reporting as of June 30, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.
Material Weakness Remediation Efforts
We believe we have made substantial progress in our remediation plans. Our progress was slowed by the effects of the COVID-19 pandemic; we believe we would have made additional progress if not for the pandemic. We have implemented a broad range of changes to our internal control over financial reporting to make progress in the remediation of the material weaknesses described in this item 9A. The material weaknesses will be considered remediated only once we have completely implemented the necessary controls, the applicable controls have operated for a sufficient period of time and we have validated through testing that the controls are effective.
We are committed to maintaining a strong internal control environment. We will continue to build on the progress we have made to date in our remediation efforts. Our ongoing actions to remediate the material weaknesses include:
•
Enhancing the finance team with resources with knowledge and experience in the requirements for internal control over financial reporting. Additional staff have been added with the responsibility for the design and implementation of internal controls. We have also reassigned responsibilities, increased the number of roles and provided training programs related to internal control over financial reporting.

•
Updating a gap analysis of our key controls, including identifying areas where new or enhanced policies, procedures or controls are needed. Performing this analysis has allowed us to further develop a work plan to identify areas where new controls are needed or where enhancements to existing controls, policies and procedures are needed to remediate our material weaknesses.

•
Designing and implementing additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, appropriately authorized and approved. The additional procedures include enhancements to our internal review procedures.

•
Implementing improvements to maintain the appropriate level of segregation of duties, including further restricting access to key financial systems and records to appropriate users. We have reduced the number of segregation of duties conflicts and continue to evaluate the extent it is necessary to limit access and modify responsibilities of certain personnel, as well as designing and implementing additional user access controls and compensating controls. Further improvements to segregation of duties will employ a combination of automated, system-based and manual controls.
We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2020 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2020.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”
Item 11.
Executive Compensation

The information required by this item is incorporated by reference to our 2020 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2020.
Item 12.
Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference to our 2020 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2020.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2020 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2020.
Item 14.
Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2020 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2020.

PART IV
Item 15.
Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:
(1)
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the fiscal years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2020, 2019 and 2018
Consolidated Balance Sheets at June 30, 2020 and 2019
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2)
Schedules: None

(3)
The exhibits filed are listed in the Index to Exhibits immediately preceding the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX
Exhibit 2.1*	Asset Purchase Agreement dated as of August 1, 2019 by and among Phibro Animal Health Corporation, as Purchaser, Osprey Biotechnics, Inc., as Company and together with Lauren Danielson and Vincent Scuilla, as Selling Parties (incorporated by reference to Exhibit 2.1 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on April 11, 2019 (File No. 001-36410)).
Exhibit 3.1	Amended and Restated Certificate of Incorporation of Phibro Animal Health Corporation (incorporated by reference to Exhibit 3.1 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on May 13, 2014 (File No. 001-36410)).
Exhibit 3.2	Amended and Restated Bylaws of Phibro Animal Health Corporation (incorporated by reference to Exhibit 3.2 of Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on May 13, 2014 (File No. 001-36410)).
Exhibit 4.1	Registration Rights Agreement between Phibro Animal Health Corporation and BFI Co., LLC, dated as of April 16, 2014 (incorporated by reference to Exhibit 4.9 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Phibro Animal Health Corporation’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 27, 2019 (File No. 001-36410)).
Exhibit 10.1	Credit Agreement dated June 29, 2017, among Phibro Animal Health Corporation, Bank of America, N.A., and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2017 (File No. 001-36410)).
Exhibit 10.2	Unprotected Lease Agreement, dated January 26, 2011, by and between Samaria Carpets Ltd. and ABIC Biological Laboratories Ltd. (translated from Hebrew) (incorporated by reference to Exhibit 10.17 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.3	Employment Agreement, dated March 27, 2014, by and between Jack C. Bendheim and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.18 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.4	Employment Offer Letter, dated May 2, 2008, by and between Larry L. Miller and Phibro Animal Health Corporation, including confidentiality and nondisclosure, employee invention, and noncompetition and nonsolicitation agreements dated as of May 2, 2008 (incorporated by reference to Exhibit 10.20 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.5	Clarifying Amendment to Employment Offer Letter, dated December 21, 2009, by and between Larry L. Miller and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.21 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.6	Amendment to Employment Offer Letter, dated December 15, 2011, by and between Larry L. Miller and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.22 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).

Exhibit 10.7	Phibro Animal Health Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.23 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.8	Phibro Animal Health Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.24 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.9	Phibro Animal Health Corporation Retirement Income and Deferred Compensation Plan, as amended and restated as of April 15, 2009 (incorporated by reference to Exhibit 10.25 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.10	Phibro Animal Health Corporation Executive Income Deferred Compensation Agreement, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.26 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).
Exhibit 10.11	Form of 2009 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.28 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.12	Form of 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.29 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).
Exhibit 10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.32 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on April 4, 2014 (File No. 333-194467)).
Exhibit 10.14*	Intellectual Property Purchase Agreement dated January 20, 2015 by and between MJ Biologics, Inc. and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.33 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2015).
Exhibit 10.15*	First Amendment, dated July 31, 2018 to the Intellectual Property Purchase Agreement, drafted as of January 20, 2015, by and among MJ Biologics, Inc. and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.18 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2018 (File No. 001-36410)).
Exhibit 10.16	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2018 (File No. 13-1840497)).
Exhibit 10.17	Executive Long-Term Incentive Agreement dated May 11, 2015, by and between Phibro Animal Health Corporation and Richard G. Johnson (incorporated by reference to Exhibit 10.34 to Phibro Animal Health Corporation’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 10, 2015 (File No. 001-36410)).
Exhibit 10.18	Employment Offer Letter, dated May 6, 2019, by and between Rob Aukerman and Phibro Animal Health Corporation, including confidentiality and nondisclosure, employee invention, and noncompetition and nonsolicitation agreements.
Exhibit 21.1	List of Subsidiaries of Phibro Animal Health Corporation.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302.
Exhibit 31.2	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002

Section 302.
Exhibit 32.1**	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906.
Exhibit 32.2**	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906.
Exhibit 101.INS***	XBRL Instance Document.
Exhibit 101.SCH***	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

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
Phibro Animal Health Corporation
August 26, 2020	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Phibro Animal Health Corporation
August 26, 2020	By:	/s/ Jack C. Bendheim Jack C. Bendheim Chairman, President and Chief Executive Officer
August 26, 2020	By:	/s/ Richard G. Johnson Richard G. Johnson Chief Financial Officer
August 26, 2020	By:	/s/ Daniel M. Bendheim Daniel M. Bendheim Director and Executive Vice President, Corporate Strategy
August 26, 2020	By:	/s/ Jonathan Bendheim Jonathan Bendheim Director and President, MACIE Region and General Manager of Israel Operations
August 26, 2020	By:	/s/ Gerald K. Carlson Gerald K. Carlson Director
August 26, 2020	By:	/s/ E. Thomas Corcoran E. Thomas Corcoran Director
August 26, 2020	By:	/s/ Sam Gejdenson Sam Gejdenson Director

August 26, 2020	By:	/s/ Mary Lou Malanoski Mary Lou Malanoski Director
August 26, 2020	By:	/s/ Carol A. Wrenn Carol A. Wrenn Director