Form 10-Q
period 2020-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2020-11-04
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to______

Commission File Number: 001-36410

Phibro Animal Health Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-1840497
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Glenpointe Centre East, 3rd Floor	07666-6712
300 Frank W. Burr Boulevard, Suite 21	(Zip Code)
Teaneck, New Jersey
(Address of Principal Executive Offices)

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

As of October 28, 2020, there were 20,287,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
For the Periods Ended September 30	2020	2019

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$195,194	$189,720
Cost of goods sold	131,075	132,057
Gross profit	64,119	57,663
Selling, general and administrative expenses	48,431	47,516
Operating income	15,688	10,147
Interest expense, net	2,810	3,354
Foreign currency (gains) losses, net	(3,631)	3,221
Income before income taxes	16,509	3,572
Provision for income taxes	4,207	1,057
Net income	$12,302	$2,515

Net income per share
basic	$0.30	$0.06
diluted	$0.30	$0.06
Weighted average common shares outstanding
basic	40,454	40,454
diluted	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
For the Periods Ended September 30	2020	2019

	(unaudited)
	(in thousands)
Net income	$12,302	$2,515
Change in fair value of derivative instruments	1,089	(1,084)
Foreign currency translation adjustment	(4,723)	(6,823)
Unrecognized net pension gains (losses)	135	120
(Provision) benefit for income taxes	(306)	240
Other comprehensive income (loss)	(3,805)	(7,547)
Comprehensive income (loss)	$8,497	$(5,032)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
As of	2020	2020

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$30,969	$36,343
Short-term investments	61,000	55,000
Accounts receivable, net	125,457	126,522
Inventories, net	205,846	196,659
Other current assets	41,010	37,313
Total current assets	464,282	451,837
Property, plant and equipment, net	147,256	148,109
Intangibles, net	68,792	70,997
Goodwill	52,679	52,679
Other assets	56,545	60,478
Total assets	$789,554	$784,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,312	$18,750
Accounts payable	62,497	66,091
Accrued expenses and other current liabilities	78,143	72,397
Total current liabilities	160,952	157,238
Revolving credit facility	185,000	169,000
Long-term debt	193,100	199,257
Other liabilities	58,090	70,401
Total liabilities	597,142	595,896
Commitments and contingencies (Note 7)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,287,574 shares issued and outstanding at September 30, 2020 and June 30, 2020; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at September 30, 2020 and June 30, 2020	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	-	—
Paid-in capital	136,090	135,525
Retained earnings	190,508	183,060
Accumulated other comprehensive income (loss)	(134,190)	(130,385)
Total stockholders’ equity	192,412	188,204
Total liabilities and stockholders’ equity	$789,554	$784,100

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
For the Periods Ended September 30	2020	2019

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$12,302	$2,515
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	8,036	7,781
Amortization of debt issuance costs	221	221
Stock-based compensation	565	565
Acquisition-related items	—	333
Deferred income taxes	(277)	(652)
Foreign currency (gains) losses, net	(4,349)	1,660
Other	97	116
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	1,002	14,065
Inventories, net	(9,501)	(9,086)
Other current assets	(632)	(813)
Other assets	(205)	(1,071)
Accounts payable	(1,188)	(11,834)
Accrued expenses and other liabilities	(4,373)	(7,370)
Net cash provided (used) by operating activities	1,698	(3,570)
INVESTING ACTIVITIES
Purchases of short-term investments	(6,000)	—
Capital expenditures	(7,420)	(7,675)
Business acquisitions	—	(54,560)
Other, net	(215)	(296)
Net cash (used) by investing activities	(13,635)	(62,531)
FINANCING ACTIVITIES
Revolving credit facility borrowings	36,000	119,000
Revolving credit facility repayments	(20,000)	(47,000)
Payments of long-term debt and other	(4,688)	(3,215)
Dividends paid	(4,854)	(4,854)
Net cash provided by financing activities	6,458	63,931
Effect of exchange rate changes on cash	105	(510)
Net increase (decrease) in cash and cash equivalents	(5,374)	(2,680)
Cash and cash equivalents at beginning of period	36,343	57,573
Cash and cash equivalents at end of period	$30,969	$54,893

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

	(unaudited)
	(in thousands, except share amounts)
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
Comprehensive income (loss)	—	—	—	—	12,302	(3,805)	8,497
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2020	40,453,608	$4	$—	$136,090	$190,508	$(134,190)	$192,412

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

	(unaudited)
	(in thousands, except share amounts)
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
Comprehensive income (loss)	—	—	—	—	2,515	(7,547)	(5,032)
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2019	40,453,608	$4	$—	$133,831	$166,587	$(93,728)	$206,694

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

The unaudited consolidated financial information for the three months ended September 30, 2020 and 2019, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Annual Report”), filed with the Securities and Exchange Commission on August 26, 2020 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2020, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain. The pandemic may affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs. The pandemic may have significant economic impacts on customers, suppliers and markets. New information that may emerge concerning COVID-19 and the actions required to contain or treat it may affect the duration and severity of the pandemic. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

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

2. Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2020, there have been no material changes to any of the significant accounting policies contained therein.

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

	Three Months
For the Periods Ended September 30	2020	2019
Net income	$12,302	$2,515
Weighted average number of shares – basic	40,454	40,454
Dilutive effect of stock options and restricted stock units	50	50
Weighted average number of shares – diluted	40,504	40,504
Net income per share
basic	$0.30	$0.06
diluted	$0.30	$0.06

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), provides optional expedients and exceptions to GAAP guidance for contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) and other interbank offered rates expected to be discontinued by rate reform. The purpose of this guidance is to ease the financial reporting burdens related to the expected market transition to alternative reference rates. This ASU may be applied beginning with the interim period ended March 31, 2020, and prospectively through December 31, 2022. We continue to evaluate the effect and potential timing of adoption of this guidance on our consolidated financial statements.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, modifies existing disclosure requirements for fair value measurement. This ASU is effective for fiscal years beginning after December 15, 2019. The adoption did not have a material effect on our fair value measurement disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Animal Health

The Animal Health business develops, manufactures and markets products in three main categories:

●	MFAs and Other: MFAs and other products primarily consist of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products.
●	Nutritional Specialties: Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health.
●	Vaccines: Our vaccines are primarily focused on preventing diseases in poultry and swine. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and autogenous vaccine products and also produce and market adjuvants to vaccine manufacturers. We have developed and market an innovative and proprietary delivery platform for vaccines.

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months
For the Periods Ended September 30	2020	2019

Animal Health
MFAs and other	$78,703	$75,034
Nutritional specialties	32,600	30,433
Vaccines	17,066	16,383
Total Animal Health	$128,369	$121,850
Mineral Nutrition	51,440	52,649
Performance Products	15,385	15,221
Total	$195,194	$189,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Sales by Region

For the Periods Ended September 30	Three Months
	2020	2019
United States	$118,771	$118,487
Latin America and Canada	37,756	36,741
Europe, Middle East and Africa	26,872	23,693
Asia Pacific	11,795	10,799
Total	$195,194	$189,720

Net sales by region are based on country of destination.

Deferred revenue was $ 4,358 and $4,570 as of September 30, 2020, and June 30, 2020, respectively. Accrued expenses and other current liabilities included $ 1,196 and $1,109 of the total deferred revenue as of September 30, 2020, and June 30, 2020, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

Interest Expense and Depreciation and Amortization

	Three Months
For the Periods Ended September 30	2020	2019
Interest expense, net
Term loan	$1,875	$2,048
Revolving credit facility	946	1,431
Amortization of debt issuance costs	221	221
Other	67	133
Interest expense	3,109	3,833
Interest (income)	(299)	(479)
	$2,810	$3,354

	Three Months
For the Periods Ended September 30	2020	2019
Depreciation and amortization
Depreciation of property, plant and equipment	$5,831	$5,731
Amortization of intangible assets	2,205	2,038
Amortization of other assets	—	12
	$8,036	$7,781

4. Balance Sheets—Additional Information

	September 30,	June 30,
As of	2020	2020
Inventories
Raw materials	$67,499	$73,837
Work-in-process	10,336	8,881
Finished goods	128,011	113,941
	$205,846	$196,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,	June 30,
As of	2020	2020
Goodwill roll-forward
Balance at beginning of period	$52,679	$27,348
Osprey acquisition	—	25,331
Balance at end of period	$52,679	$52,679

	September 30,	June 30,
As of	2020	2020
Other assets
ROU operating lease assets	$22,089	$22,873
Deferred income taxes	11,368	11,430
Deposits	5,042	5,158
Insurance investments	5,891	5,801
Equity method investments	4,367	4,219
Indemnification asset	—	3,000
Debt issuance costs	893	1,021
Other	6,895	6,976
	$56,545	$60,478

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2,988 equity investment are currently idled; we have concluded that the investment is not currently impaired, based on expected future operating cash flows and/or disposal value.

	September 30,	June 30,
As of	2020	2020
Accrued expenses and other current liabilities
Employee related	$24,789	$25,825
Current operating lease liabilities	6,471	6,439
Commissions and rebates	4,259	5,782
Professional fees	5,822	5,766
Income and other taxes	5,245	3,821
Derivatives	5,930	5,757
Contingent consideration	4,840	—
Restructuring costs	2,029	2,314
Insurance-related	1,267	1,272
Other	17,491	15,421
	$78,143	$72,397

In connection with productivity and cost-saving initiatives in the Animal Health segment, we incurred business restructuring costs related to the termination of a contract manufacturing agreement and employee separation charges. All actions have been executed as of September 30, 2020.

The following table summarizes the activity of the restructuring liability during the three months ended September 30, 2020:

Liability balance at June 30, 2020	$2,860
Charges	—
Payments	(831)
Liability balance at September 30, 2020	$2,029

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2020, $1,600 and $429 of the liability balance related to contract termination and employee separation costs, respectively.

	September 30,	June 30,
As of	2020	2020
Other liabilities
Long-term operating lease liabilities	$16,366	$17,276
Long term and deferred income taxes	10,867	11,680
Derivatives	6,429	7,691
Supplemental retirement benefits, deferred compensation and other	8,199	8,067
Contingent consideration	—	4,840
International retirement plans	5,576	5,499
U.S. pension plan	2,918	3,563
Restructuring costs	—	546
Other long term liabilities	7,735	11,239
	$58,090	$70,401

	September 30,	June 30,
As of	2020	2020
Accumulated other comprehensive income (loss)
Derivative instruments	$(12,359)	$(13,448)
Foreign currency translation adjustment	(108,461)	(103,738)
Unrecognized net pension gains (losses)	(22,436)	(22,571)
(Provision) benefit for income taxes on derivative instruments	2,984	3,256
(Provision) benefit for incomes taxes on long-term intercompany investments	8,166	8,166
(Provision) benefit for income taxes on pension gains (losses)	(2,084)	(2,050)
	$(134,190)	$(130,385)

5. Debt

Term Loans and Revolving Credit Facilities

Pursuant to a credit agreement entered into in June 2017 (the “Credit Agreement”), we have a revolving credit facility (the “Revolver”), under which we can borrow up to $250,000, subject to the terms of the agreement, and a term A loan with an aggregate initial principal amount of $250,000 (the “Term A Loan,” and together with the Revolver, the “Credit Facilities”). The interest rate per annum applicable to the loans under the Credit Facilities is based on the fluctuating rate of interest plus an applicable rate equal to 2.00%, 1.75% or 1.50%, in the case of LIBOR and Eurodollar rate loans and 1.00%, 0.75% or 0.50%, in the case of base rate loans; the applicable rates are based on the First Lien Net Leverage Ratio, as defined in the Credit Agreement. The LIBOR rate is subject to a floor of 0.00%. The Credit Facilities mature on June 29, 2022.

The Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The Credit Agreement contains an acceleration clause should an event of default (as defined in the Credit Agreement) occur. As of September 30, 2020, we were in compliance with the financial covenants.

As of September 30, 2020, we had $185,000 in borrowings under the Revolver and had outstanding letters of credit of $2,709, leaving $62,291 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325% plus the applicable rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The agreement matures concurrently with the Credit Agreement. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see "- Derivatives."

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

As of September 30, 2020, the interest rates for the Revolver and the Term A Loan were 2.37% and 3.47%, respectively. The weighted-average interest rates for the Revolver were 2.12% and 3.70% for the three months ended September 30, 2020 and 2019, respectively. The weighted-average interest rates for the Term A Loan were 3.19% and 3.48% for the three months ended September 30, 2020 and 2019, respectively.

Long-Term Debt

	September 30,	June 30,
As of	2020	2020
Term A Loan due June 2022	$214,062	$218,750
Unamortized debt issuance costs	(650)	(743)
	213,412	218,007
Less: current maturities	(20,312)	(18,750)
	$193,100	$199,257

6. Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $532 and $451 during the three months ended September 30, 2020 and 2019, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility of our subsidiary, Phibro-Tech, Inc. ("Phibro-Tech"). The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling ("OPOG") to remediate the contaminated groundwater that has migrated from the Omega site in accordance with a general remedy selected by EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, the members of OPOG filed a complaint under the Comprehensive Environmental Response, Compensation, and Liability Act and the Resource Conservation and Recovery Act in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $5,101 and $5,254 at September 30, 2020, and June 30, 2020, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

Claims and Litigation

PAHC and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities, payment disputes and governmental regulation. Certain of these actions seek damages in various amounts. In many

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cases, such claims are covered by insurance. We believe that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

8. Derivatives

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

The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of September 30, 2020:

					Asset (Liability)
		Notional			fair value as of
		Amount at		Consolidated	September 30,	June 30,
Instrument	Hedge	September 30, 2020		Balance Sheet	2020	2020
Options	Brazilian Real calls	R$	102,000	(1)	$83	$126
Options	Brazilian Real puts	R$	102,000	(1)	$(3,481)	$(3,900)
Swap	Interest rate swap		$300,000	(2)	$(8,961)	$(9,674)
(1)	We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. As of September 30, 2020 and June 30, 2020, accrued expenses and other current liabilities included net fair values of $2,635 and $2,477, respectively. As of September 30, 2020 and June 30, 2020, other liabilities included net fair values of $763 and $1,297, respectively.
(2)	We classify the current and noncurrent amounts associated with our interest rate swap based on the expected timing of the cash flows. As of September 30, 2020 and June 30, 2020, accrued expenses and other current liabilities included net fair values of $3,295 and $3,280, respectively. As of September 30, 2020 and June 30, 2020, other liabilities included net fair values of $5,666 and $6,394, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income for the three months ended September 30, 2020 and 2019.

							Consolidated Statement
				Gain (Loss) recognized in			of Operations Line
For the Three Months Ended September 30		Gain (Loss) recorded in OCI		consolidated statements of operations			Item Total
				Consolidated
				Statement
Instrument	Hedge	2020	2019	of Operations	2020	2019	2020	2019
Options	Brazilian Real calls	$376	$(363)	Cost of goods sold	$3	$(45)	$131,075	$132,057
Swap	Interest rate swap	$713	$(721)	Interest expense, net	$(813)	$165	$2,810	$3,354

We recognize gains (losses) related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized net losses of $1,199 related to matured contracts were recorded as a component of inventory at September 30, 2020. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next twelve months.

9. Fair Value Measurements

Short-term investments

As of September 30, 2020, our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Assets (Liabilities)

	September 30, 2020			June 30, 2020
As of	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$61,000	$—	$—	$55,000	$—	$—
Foreign currency derivatives	$—	$(3,398)	$—	$—	$(3,774)	$—
Interest rate swap	$—	$(8,961)	$—	$—	$(9,674)	$—
Contingent consideration on acquisitions	$—	$—	$(4,840)	$—	$—	$(4,840)

There were no transfers between levels during the periods presented.

The contingent consideration on acquisitions is the minimum amount payable in accordance with the acquisition agreement for Osprey.

10. Business Segments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

	Three Months
For the Periods Ended September 30	2020	2019
Net sales
Animal Health	$128,369	$121,850
Mineral Nutrition	51,440	52,649
Performance Products	15,385	15,221
Total segments	$195,194	$189,720

Depreciation and amortization
Animal Health	$6,521	$6,384
Mineral Nutrition	649	613
Performance Products	445	377
Total segments	$7,615	$7,374

Adjusted EBITDA
Animal Health	$30,101	$25,061
Mineral Nutrition	3,047	3,475
Performance Products	1,972	852
Total segments	$35,120	$29,388
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$16,509	$3,572
Interest expense, net	2,810	3,354
Depreciation and amortization – Total segments	7,615	7,374
Depreciation and amortization – Corporate	421	407
Corporate costs	10,831	9,728
Restructuring costs	—	425
Stock-based compensation	565	565
Acquisition-related cost of goods sold	—	280
Acquisition-related transaction costs	—	462
Foreign currency (gains) losses, net	(3,631)	3,221
Adjusted EBITDA – Total segments	$35,120	$29,388

	September 30,	June 30,
	2020	2020
Identifiable assets
Animal Health	$556,895	$560,663
Mineral Nutrition	72,295	65,686
Performance Products	33,955	31,016
Total segments	663,145	657,365
Corporate	126,409	126,735
Total	$789,554	$784,100

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

Effects of the COVID-19 pandemic

The global food and animal production industry has experienced demand disruption, production impacts, price declines and currency volatility in international markets due to the COVID-19 pandemic. The industry continues to adjust and has partially recovered from the disruptions, but demand has not yet returned to typical levels.

Phibro is an integral participant in the essential production of meat, milk, eggs and fish for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Our global production facilities have continued to operate without interruption, despite supply chain and logistical challenges. Our sales and technical service people remain in close virtual contact with our customers, as most travel and in-person meetings have been cancelled. Most of our administrative and management staff are working remotely. We are experiencing some cost increases from the safety measures implemented to protect our employees as well as from supply chain disruptions. We have maintained headcount and compensation at constant levels. We continue to monitor sales trends, cash flow and liquidity.

The effects COVID-19 will have on our consolidated results going forward and the broader economic environment are uncertain. The demand for our products will be dependent upon economic conditions and the ability of our customers and end users of our products to operate their businesses and production facilities, among other factors. Our future operational results may be impacted by government mandated response efforts, supply chain and manufacturing disruptions, increased volatility in raw material costs and decreased demand due to changes in our customer purchasing patterns and preferences. We are unable to predict with certainty the nature and timing of when any of these events may occur. We will continue to evaluate the nature and extent of the effects of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional considerations and risks associated with COVID-19 on our business, please refer to “Risk Factors” in Item 1A. of our Annual Report.

Trends and uncertainties

In April 2016, the Food and Drug Administration ("FDA") began initial steps to withdraw approval of carbadox via a regulatory process known as a Notice of Opportunity for Hearing ("NOOH"), due to concerns that certain residues from the product may persist in animal tissues for longer than previously determined. The NOOH process provided Phibro with an opportunity to defend the safety of carbadox prior to the FDA taking final steps to remove carbadox from the market. Over the next four years, as part of an ongoing process of responding to the inquiries from the FDA's Center for Veterinary Medicine ("CVM"), we provided extensive and meticulous research and data that confirmed the safety of carbadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings. In July 2020, the FDA announced it does not agree with Phibro's scientific conclusions that carbadox is safe under the current conditions of use. Instead of proceeding to a hearing on the scientific concerns raised in the 2016 NOOH, consistent with the normal regulatory procedure, the FDA announced that it was withdrawing the current NOOH, and issuing a proposed order to review the regulatory method for carbadox. The approved regulatory method determines if there are residues of carcinogenic concern in animal tissue at the time of slaughter. If the order is finalized, the FDA has indicated it plans to issue a new NOOH proposing the withdrawal of carbadox from the market because of a lack of an approved regulatory method.

In September 2020, Phibro commented on the proposed order reiterating the safety of carbadox and the appropriateness of the regulatory method and further offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method. Phibro disagrees with the agency's actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the NOOH process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales would have an adverse effect on our financial condition and results of operations. Sales of carbadox for the twelve months ended September 30, 2020, were $17 million.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months
For the Periods Ended September 30	2020	2019	Change

	(in thousands, except per share amounts and percentages)
Net sales	$195,194	$189,720	$5,474	3%
Gross profit	64,119	57,663	6,456	11%
Selling, general and administrative expenses	48,431	47,516	915	2%
Operating income	15,688	10,147	5,541	55%
Interest expense, net	2,810	3,354	(544)	(16)%
Foreign currency (gains) losses, net	(3,631)	3,221	(6,852)	*
Income before income taxes	16,509	3,572	12,937	*
Provision for income taxes	4,207	1,057	3,150	*
Net income	$12,302	$2,515	$9,787	*

Net income per share
basic	$0.30	$0.06	$0.24
diluted	$0.30	$0.06	$0.24

Weighted average number of shares outstanding
basic	40,454	40,454
diluted	40,504	40,504

Ratio to net sales
Gross profit	32.8%	30.4%
Selling, general and administrative expenses	24.8%	25.0%
Operating income	8.0%	5.3%
Income before income taxes	8.5%	1.9%
Net income	6.3%	1.3%
Effective tax rate	25.5%	29.6%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2020	2019	Change

	(in thousands, except percentages)
Net sales
MFAs and other	$78,703	$75,034	$3,669	5%
Nutritional specialties	32,600	30,433	2,167	7%
Vaccines	17,066	16,383	683	4%
Animal Health	128,369	121,850	6,519	5%
Mineral Nutrition	51,440	52,649	(1,209)	(2)%
Performance Products	15,385	15,221	164	1%
Total	$195,194	$189,720	$5,474	3%

Adjusted EBITDA
Animal Health	$30,101	$25,061	$5,040	20%
Mineral Nutrition	3,047	3,475	(428)	(12)%
Performance Products	1,972	852	1,120	131%
Corporate	(10,831)	(9,728)	(1,103)	*
Total	$24,289	$19,660	$4,629	24%

Adjusted EBITDA ratio to segment net sales
Animal Health	23.4%	20.6%
Mineral Nutrition	5.9%	6.6%
Performance Products	12.8%	5.6%
Corporate(1)	(5.5)%	(5.1)%
Total(1)	12.4%	10.4%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2020	2019	Change

	(in thousands, except percentages)
Net income	$12,302	$2,515	$9,787
Interest expense, net	2,810	3,354	(544)
Provision for income taxes	4,207	1,057	3,150
Depreciation and amortization	8,036	7,781	255
EBITDA	27,355	14,707	12,648
Stock-based compensation	565	565	—
Restructuring costs	—	425	(425)
Acquisition-related cost of goods sold	—	280	(280)
Acquisition-related transaction costs	—	462	(462)
Foreign currency (gains) losses, net	(3,631)	3,221	(6,852)
Adjusted EBITDA	$24,289	$19,660	$4,629

Certain amounts may reflect rounding adjustments.

Comparison of three months ended September 30, 2020 and 2019

Net sales

Net sales of $195.2 million for the three months ended September 30, 2020, increased $5.5 million, or 3%, as compared to the three months ended September 30, 2019. Animal Health and Performance Products increased $6.5 million and $0.2 million, respectively, while Mineral Nutrition declined $1.2 million.

Animal Health

Net sales of $128.4 million for the three months ended September 30, 2020, increased $6.5 million, or 5%. Net sales of MFAs and other increased $3.7 million, or 5%, driven by increased international demand, primarily for poultry products, coupled with favorable timing of certain customer orders. Net sales of nutritional specialty products grew $2.2 million, or 7%, due to international growth in dairy products, while domestic sales were comparable to the prior year. Net sales of vaccines increased $0.7 million, or 4%, driven by increased international demand for our poultry vaccines.

Mineral Nutrition

Net sales of $51.4 million for the three months ended September 30, 2020, decreased $1.2 million, or 2%, as volume growth was offset by lower average selling prices. The decline in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $15.4 million for the three months ended September 30, 2020, increased $0.2 million, or 1%. Increased sales of personal care product ingredients were partially offset by lower sales of copper-based products.

Gross profit

Gross profit of $64.1 million for the three months ended September 30, 2020, increased $6.5 million, or 11%, as compared to the three months ended September 30, 2019. Gross profit increased to 32.8% of net sales for the three months ended September 30, 2020, as compared to 30.4% for the three months ended September 30, 2019. The three months ended September 30, 2019, included $0.3 million of acquisition-related cost of goods sold.

Animal Health gross profit increased $5.5 million due to sales growth, favorable product mix and favorable production costs, primarily related to foreign currency movements. Mineral Nutrition gross profit decreased $0.5 million, driven primarily by unfavorable production costs. Performance Products gross profit increased $1.1 million driven by favorable product mix and production costs.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $48.4 million for the three months ended September 30, 2020, increased $0.9 million, or 2%, as compared to the three months ended September 30, 2019. SG&A for the three months ended September 30, 2019, included $0.4 million of restructuring costs and $0.5 million of acquisition-related transaction costs. Excluding the effects of these costs, SG&A increased $1.8 million, or 4%.

Animal Health SG&A increased $0.6 million, primarily due to increased professional fees to support the continued use of carbadox and costs associated with new products, partially offset by the favorable effect of foreign currency movements and timing of marketing spending. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Corporate SG&A increased $1.1 million due to increased costs for strategic initiatives.

Interest expense, net

Interest expense, net of $2.8 million for the three months ended September 30, 2020, decreased $0.5 million, or 16%, as compared to the three months ended September 30, 2019. Interest expense decreased due to favorable variable interest rates, partially offset by higher levels of debt outstanding. Interest income from short-term investments was comparable to the prior year.

Foreign currency (gains) losses, net

Foreign currency (gains) losses, net for the three months ended September 30, 2020, amounted to net gains of $3.6 million, as compared to $3.2 million in net losses for the three months ended September 30, 2019. Foreign currency gains primarily arose from intercompany balances.

Provision for income taxes

The provision for income taxes was $4.2 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rate was 25.5% and 29.6% for the three months ended September 30, 2020 and 2019, respectively. The provision for income taxes during the three months ended September 30, 2020, included a $0.6 million benefit related to final regulations issued in July 2020 for the Global Intangible Low-Taxed Income (“GILTI”) tax for the year ended June 30, 2020, and a $0.6 million benefit for the reversal of an uncertain tax position. The effective income tax rate, without these benefits, would have been 32.5% for the three months ended September 30, 2020.

Net income

Net income of $12.3 million for the three months ended September 30, 2020, increased $9.8 million, as compared to net income of $2.5 million for the three months ended September 30, 2019. The increase was primarily due to a $5.5 million increase in operating income, decreased interest expense of $0.5 million and favorable foreign currency comparisons of $6.9 million, partially offset by increased income tax expense of $3.2 million. The increase in operating income was driven by increased gross profit in the Animal Health and Performance Product segments, partially offset by a decline in Mineral Nutrition gross profit and higher SG&A costs.

Adjusted EBITDA

Adjusted EBITDA of $24.3 million for the three months ended September 30, 2020, increased $4.6 million, or 24%, as compared to the three months ended September 30, 2019. Animal Health Adjusted EBITDA increased $5.0 million on higher gross profit, partially offset by increased SG&A costs. Mineral Nutrition Adjusted EBITDA decreased $0.4 million, driven by a decline in gross profit. Performance Products Adjusted EBITDA increased $1.1 million driven by increased gross profit. Corporate expenses increased $1.1 million, primarily due to investments in strategic initiatives.

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

	Three Months
For the Periods Ended September 30	2020	2019	Change

	(in thousands)
Cash provided by/(used in):
Operating activities	$1,698	$(3,570)	$5,268
Investing activities	(13,635)	(62,531)	48,896
Financing activities	6,458	63,931	(57,473)
Effect of exchange-rate changes on cash and cash equivalents	105	(510)	615
Net increase/(decrease) in cash and cash equivalents	$(5,374)	$(2,680)	$(2,694)

Certain amounts may reflect rounding adjustments.

Net cash provided (used) by operating activities was comprised of:

	Three Months
For the Periods Ended September 30	2020	2019	Change

	(in thousands)
EBITDA	$27,355	$14,707	$12,648
Adjustments
Stock-based compensation	565	565	—
Restructuring costs	—	425	(425)
Acquisition-related cost of goods sold	—	280	(280)
Acquisition-related transaction costs	—	462	(462)
Foreign currency (gains) losses, net	(3,631)	3,221	(6,852)
Interest paid, net	(2,527)	(3,201)	674
Income taxes paid	(4,967)	(4,657)	(310)
Changes in operating assets and liabilities and other items	(15,097)	(15,372)	275
Net cash provided (used) by operating activities	$1,698	$(3,570)	$5,268

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $1.7 million of net cash for the three months ended September 30, 2020. Cash provided by net income and non-cash items, including depreciation and amortization, was $16.6 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $14.9 million. Inventory used $9.5 million of cash due to timing of sales and production. Accrued expenses and other liabilities used $4.4 million of cash, primarily due to the timing of payments for employee incentive compensation and customer commissions and rebates. Accounts payable used $1.2 million due to timing of payments for inventory purchases. Accounts receivable provided $1.0 million of cash, as favorable collections in international regions were partially offset by timing of domestic sales and collections.

Investing activities

Investing activities used $13.6 million of net cash for the three months ended September 30, 2020. Capital expenditures were $7.4 million as we continued to invest in our existing asset base and for capacity expansion and productivity improvements. In addition, we invested $6.0 million in short-term investments.

Financing activities

Financing activities provided $6.5 million of net cash for the three months ended September 30, 2020. Net borrowings on our Revolver provided $16.0 million. We paid $4.9 million in dividends to holders of our Class A and Class B common stock. We paid $4.7 million in scheduled debt and other requirements.

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

Certain relevant measures of our liquidity and capital resources follow:

	September 30,	June 30,
As of	2020	2020

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$91,969	$91,343
Working capital	231,673	222,006
Ratio of current assets to current liabilities	2.65:1	2.60:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

At September 30, 2020, we had $185.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of $2.7 million, leaving $62.3 million available for borrowings and letters of credit.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock, payable on December 16, 2020. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of September 30, 2020, our cash and cash equivalents and short-term investments included $90.1 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

As of September 30, 2020, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Adjusted EBITDA

Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to portray the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We have defined Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses, and (c) certain items that we consider to be unusual, non-operational or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as a substitute for GAAP reported net income.

The Adjusted EBITDA measure is an important internal measurement for us. We measure our overall performance on this basis in conjunction with other performance metrics. The following are examples of how our Adjusted EBITDA measure is utilized:

●	senior management receives a monthly analysis of our operating results that is prepared on an Adjusted EBITDA basis;
●	our annual budgets are prepared on an Adjusted EBITDA basis; and
●	other goal setting and performance measurements are prepared on an Adjusted EBITDA basis.

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

Certain significant items

Adjusted EBITDA is calculated prior to considering certain items. We evaluate such items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual or non-operational nature. Unusual, in this context, may represent items that are not part of our ongoing business and items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis.

We consider acquisition-related activities and business restructuring costs related to productivity and cost-saving initiatives, including employee separation costs, to be unusual items that we do not expect to occur as part of our normal business on a regular basis. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.

New accounting standards

For discussion of new accounting standards, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards.”

Critical Accounting Policies

Critical accounting policies are those that require application of management’s most difficult, subjective and/or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all accounting policies require management to make difficult, subjective or complex judgments or estimates. In presenting our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results that differ from our estimates and assumptions could have an unfavorable effect on our financial position and results of operations. Critical accounting policies include revenue recognition, business combinations, long-lived assets, goodwill, and income taxes.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers and protein processors;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	outbreaks of animal diseases could significantly reduce demand for our products;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;

●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	exposure relating to rising costs and reduced customer income;
●	competition deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	terrorist attacks, particularly attacks on or within markets in which we operate;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes;
●	modification of foreign trade policy may harm our food animal product customers
●	our dependence on our Israeli and Brazilian operations;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A. of our Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report.

Material Weakness Remediation Efforts

We continue to make further progress in implementing a broad range of changes to our internal control over financial reporting to remediate the material weaknesses described in "Item 9A. Controls and Procedures" in the Annual Report. Our actions to address the material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, appropriately authorized and approved. Also, our efforts to ensure maintenance of the appropriate level of segregation of duties includes restricting access to key financial systems and records to appropriate users. We continue to make improvements by reducing the number of segregation of duties conflicts and continue to evaluate the extent it is necessary to limit access and modify responsibilities of certain personnel, as well as designing and implementing additional user access controls and compensating controls. We have completed a gap analysis of our key controls. In completing this analysis, we identified areas where new controls were needed and enhancements to existing controls, policies and procedures need to be made. Through this analysis, we have developed a plan for remediation of our material weaknesses. We are executing our remediation plan by enhancing and supplementing the finance team through an increased number of roles, reassigning responsibilities, enhancing key financial systems and adding additional resources with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with our financial reporting requirements. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Richard Johnson Employment Letter

As previously disclosed on September 17, 2020, Richard G. Johnson will retire from his position as Chief Financial Officer of the Company effective November 15, 2020. Mr. Johnson will continue with the Company for a period of time in an advisory capacity to ensure a smooth transition with his successor. On November 2, 2020, the Company entered into a continuing employment letter with Mr. Johnson (the “Employment Letter”).

Pursuant to the Employment Letter, Mr. Johnson will take on the role of Finance Advisor for the Company as of November 16, 2020, and will continue in this position through September 30, 2021. Mr. Johnson’s responsibilities will include providing support related to transition issues and undertaking special projects as requested by the Company. The position is not expected to be full-time and Mr. Johnson will be free to pursue other non-competitive ventures.

Pursuant to the Employment Letter, Mr. Johnson will receive an annual salary of $100,000 and will continue to be provided a Company vehicle allowance. Mr. Johnson will not be eligible for a bonus in his new position. In lieu of any payment that Mr. Johnson would otherwise be eligible to receive with respect to our 2021 fiscal year under the Company’s management incentive plan (“MIP”), Mr. Johnson will be eligible to receive a bonus payment, if any, calculated in accordance with the terms of the MIP based on the performance of the Company for our 2021 fiscal year and pro-rated based on his service period as Chief Financial Officer through November 15, 2020.

The Employment Letter also provides for, among other things the continuation of confidentiality, noncompete, nonsolicitation and intellectual property obligations applicable to Mr. Johnson under his existing arrangements with the Company, mutual non-disparagement obligations, and the continuation of Mr. Johnson’s participation in the Company’s employee benefit plans. In exchange for the compensation and benefits provided for in the Employment Letter, Mr. Johnson will sign a general release and separation agreement providing for a release of claims by Mr. Johnson in favor of the Company and its affiliates when his role as Chief Financial Officer ends on November 15, 2020, and an employment termination certificate upon the termination of his employment as Finance Advisor on or before September 30, 2021, which, among other things, provides for the extension of the release to cover the time period of his employment as Finance Advisor. The Company will have no further obligations under the Employment Letter in the event Mr. Johnson’s employment is terminated for “Cause.” For purposes of the Employment Letter, “Cause” is defined as (i) Mr. Johnson’s continued and willful failure to materially perform his duties and responsibilities after written notice and a cure period, (ii) Mr. Johnson engaging in gross and willful misconduct, including fraud or intentional misrepresentation, (iii) Mr. Johnson’s conviction of a felony, habitual drunkenness or drug abuse, (iv) any violation of Mr. Johnson’s confidentiality or noncompetition obligations or (v) violation by Mr. Johnson of any Company policy including but not limited to the Code of Business Conduct and Ethics.

The foregoing description of the Employment Letter is qualified in its entirety by reference to the full text of Employment Letter, a copy of which is filed as Exhibit 10.2 and is incorporated by reference herein.

Item 6.Exhibits

Exhibit 10.1

Employment Offer Letter, dated September 14, 2020, by and between Damian L. Finio and Phibro Animal Health Corporation, including confidentiality and nondisclosure, employee invention, and noncompetition and nonsolicitation agreements.

Exhibit 10.2	Continuing Employment Letter, dated November 2, 2020, by and between Richard G. Johnson and Phibro Animal Health Corporation.
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101 .INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Phibro Animal Health Corporation

November 4, 2020	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

November 4, 2020	By:	/s/ Richard G. Johnson
Richard G. Johnson
Chief Financial Officer