Form 10-Q
period 2020-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2021-02-03
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 27, 2021, there were 20,287,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
For the Periods Ended December 31	2020	2019	2020	2019

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$206,149	$214,012	$401,343	$403,732
Cost of goods sold	137,884	144,908	268,959	276,965
Gross profit	68,265	69,104	132,384	126,767
Selling, general and administrative expenses	48,375	49,495	96,806	97,011
Operating income	19,890	19,609	35,578	29,756
Interest expense, net	3,214	3,432	6,024	6,786
Foreign currency (gains) losses, net	624	(718)	(3,007)	2,503
Income before income taxes	16,052	16,895	32,561	20,467
Provision for income taxes	3,251	5,001	7,458	6,058
Net income	$12,801	$11,894	$25,103	$14,409

Net income per share
basic	$0.32	$0.29	$0.62	$0.36
diluted	$0.32	$0.29	$0.62	$0.36
Weighted average common shares outstanding
basic	40,454	40,454	40,454	40,454
diluted	40,504	40,504	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Six Months
For the Periods Ended December 31	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Net income	$12,801	$11,894	$25,103	$14,409
Change in fair value of derivative instruments	3,729	1,080	4,818	(4)
Foreign currency translation adjustment	9,500	2,203	4,777	(4,620)
Unrecognized net pension gains	137	138	272	258
(Provision) benefit for income taxes	(966)	(303)	(1,272)	(63)
Other comprehensive income (loss)	12,400	3,118	8,595	(4,429)
Comprehensive income (loss)	$25,201	$15,012	$33,698	$9,980

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
As of	2020	2020

	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$34,534	$36,343
Short-term investments	61,000	55,000
Accounts receivable, net	126,026	126,522
Inventories, net	213,331	196,659
Other current assets	42,276	37,313
Total current assets	477,167	451,837
Property, plant and equipment, net	150,337	148,109
Intangibles, net	66,630	70,997
Goodwill	52,679	52,679
Other assets	56,838	60,478
Total assets	$803,651	$784,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$21,875	$18,750
Accounts payable	63,306	66,091
Accrued expenses and other current liabilities	81,722	72,397
Total current liabilities	166,903	157,238
Revolving credit facility	178,000	169,000
Long-term debt	186,943	199,257
Other liabilities	58,483	70,401
Total liabilities	590,329	595,896
Commitments and contingencies (Note 7)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,287,574 shares issued and outstanding at December 31, 2020 and June 30, 2020; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at December 31, 2020 and June 30, 2020	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	136,654	135,525
Retained earnings	198,454	183,060
Accumulated other comprehensive (loss)	(121,790)	(130,385)
Total stockholders’ equity	213,322	188,204
Total liabilities and stockholders’ equity	$803,651	$784,100

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
For the Periods Ended December 31	2020	2019

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$25,103	$14,409
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	16,124	15,929
Amortization of debt issuance costs	441	442
Stock-based compensation	1,129	1,129
Acquisition-related items	—	412
Deferred income taxes	(201)	(565)
Foreign currency (gains) losses, net	(7,174)	(132)
Other	258	374
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	2,633	12,906
Inventories, net	(10,514)	3,412
Other current assets	(1,327)	(2,300)
Other assets	97	(1,395)
Accounts payable	(285)	(14,108)
Accrued expenses and other liabilities	2,327	(1,992)
Net cash provided by operating activities	28,611	28,521
INVESTING ACTIVITIES
Purchases of short-term investments	(31,000)	(25,000)
Maturities of short-term investments	25,000	—
Capital expenditures	(14,738)	(16,115)
Business acquisitions	—	(54,549)
Other, net	(521)	(1,045)
Net cash (used) by investing activities	(21,259)	(96,709)
FINANCING ACTIVITIES
Revolving credit facility borrowings	76,000	155,000
Revolving credit facility repayments	(67,000)	(102,000)
Payments of long-term debt and other	(9,375)	(6,361)
Dividends paid	(9,709)	(9,709)
Net cash provided (used) by financing activities	(10,084)	36,930
Effect of exchange rate changes on cash	923	(135)
Net increase (decrease) in cash and cash equivalents	(1,809)	(31,393)
Cash and cash equivalents at beginning of period	36,343	57,573
Cash and cash equivalents at end of period	$34,534	$26,180

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

	(unaudited)
	(in thousands, except share amounts)
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
Comprehensive income (loss)	—	—	—	—	12,302	(3,805)	8,497
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2020	40,453,608	$4	$—	$136,090	$190,508	$(134,190)	$192,412
Comprehensive income (loss)	—	—	—	—	12,801	12,400	25,201
Dividends declared ($0.12 per share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2020	40,453,608	$4	$—	$136,654	$198,454	$(121,790)	$213,322

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

	(unaudited)
	(in thousands, except share amounts)
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
Comprehensive income (loss)	—	—	—	—	2,515	(7,547)	(5,032)
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2019	40,453,608	$4	$—	$133,831	$166,587	$(93,728)	$206,694
Comprehensive income (loss)	—	—	—	—	11,894	3,118	15,012
Dividends declared ($0.12 per share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2019	40,453,608	$4	$—	$134,395	$173,626	$(90,610)	$217,415

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

The unaudited consolidated financial information for the three and six months ended December 31, 2020 and 2019, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Annual Report”), filed with the Securities and Exchange Commission on August 26, 2020 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2020, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain. Although vaccines are now available, supplies are constrained and distribution efforts vary widely country-by-country and state-by-state. New information may continue to emerge concerning COVID-19, and the actions required to contain or treat it may affect the duration and severity of the pandemic. The pandemic may have significant economic impacts on customers, suppliers and markets. The pandemic may affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

The consolidated financial statements include the accounts of Phibro and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated from the consolidated financial statements. The decision to consolidate an entity requires consideration of majority voting interests, as well as effective control over the entity.

2. Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2020, there have been no material changes to any of the significant accounting policies contained therein.

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

	Three Months		Six Months
For the Periods Ended December 31	2020	2019	2020	2019
Net income	$12,801	$11,894	$25,103	$14,409
Weighted average number of shares – basic	40,454	40,454	40,454	40,454
Dilutive effect of stock options and restricted stock units	50	50	50	50
Weighted average number of shares – diluted	40,504	40,504	40,504	40,504
Net income per share
basic	$0.32	$0.29	$0.62	$0.36
diluted	$0.32	$0.29	$0.62	$0.36

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2020-04 and 2021-01, Reference Rate Reform (Topic 848), provide optional expedients and exceptions to GAAP guidance, if certain criteria are met, for contracts, hedging relationships and derivative instruments that reference the London Interbank Offered Rate (LIBOR) and other interbank offered rates expected to be discontinued or modified by rate reform. The overall purpose of Topic 848 is to ease the financial reporting burdens related to the expected market transition to alternative reference rates. These ASUs may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.

ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, modifies existing disclosure requirements for defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, modifies existing disclosure requirements for fair value measurement. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019. The adoption did not have a material effect on our fair value measurement disclosures.

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

Animal Health

The Animal Health business develops, manufactures and markets products in three main categories:

●	MFAs and Other: MFAs and other products primarily consist of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products.
●	Nutritional Specialties: Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health.
●	Vaccines: Our vaccines are primarily focused on preventing diseases in poultry and swine. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and autogenous vaccine products and produce and market adjuvants to vaccine manufacturers. We have developed and market an innovative and proprietary delivery platform for vaccines.

Mineral Nutrition

The Mineral Nutrition business is comprised of formulations and concentrations of trace minerals such as zinc, manganese, copper, iron, and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, swine and beef and dairy cattle.

Performance Products

The Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Six Months
For the Periods Ended December 31	2020	2019	2020	2019

Animal Health
MFAs and other	$81,577	$91,955	$160,280	$166,989
Nutritional specialties	36,394	33,062	68,994	63,495
Vaccines	18,267	18,672	35,333	35,055
Total Animal Health	$136,238	$143,689	$264,607	$265,539
Mineral Nutrition	54,157	55,685	105,597	108,334
Performance Products	15,754	14,638	31,139	29,859
Total	$206,149	$214,012	$401,343	$403,732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Sales by Region

	Three Months		Six Months
For the Periods Ended December 31	2020	2019	2020	2019
United States	$122,307	$122,917	$241,077	$241,404
Latin America and Canada	40,664	42,704	78,421	79,445
Europe, Middle East and Africa	30,285	27,660	57,157	51,353
Asia Pacific	12,893	20,731	24,688	31,530
Total	$206,149	$214,012	$401,343	$403,732

Net sales by region are based on country of destination.

Deferred revenue was $4,729 and $4,570 as of December 31, 2020, and June 30, 2020, respectively. Accrued expenses and other current liabilities included $1,868 and $1,109 of the total deferred revenue as of December 31, 2020, and June 30, 2020, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

Interest Expense and Depreciation and Amortization

	Three Months		Six Months
For the Periods Ended December 31	2020	2019	2020	2019
Interest expense, net
Term loan	$2,064	$2,031	$3,939	$4,079
Revolving credit facility	1,133	1,530	2,079	2,961
Amortization of debt issuance costs	220	221	441	442
Other	59	155	126	288
Interest expense	3,476	3,937	6,585	7,770
Interest income	(262)	(505)	(561)	(984)
	$3,214	$3,432	$6,024	$6,786

	Three Months		Six Months
For the Periods Ended December 31	2020	2019	2020	2019
Depreciation and amortization
Depreciation of property, plant and equipment	$5,885	$5,840	$11,716	$11,571
Amortization of intangible assets	2,203	2,296	4,408	4,334
Amortization of other assets	—	12	—	24
	$8,088	$8,148	$16,124	$15,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Balance Sheets—Additional Information

	December 31,	June 30,
As of	2020	2020
Inventories
Raw materials	$71,070	$73,837
Work-in-process	11,636	8,881
Finished goods	130,625	113,941
	$213,331	$196,659

	December 31,	June 30,
As of	2020	2020
Goodwill roll-forward
Balance at beginning of period	$52,679	$27,348
Osprey acquisition	—	25,331
Balance at end of period	$52,679	$52,679

	December 31,	June 30,
As of	2020	2020
Other assets
ROU operating lease assets	$22,827	$22,873
Deferred income taxes	10,382	11,430
Deposits	5,439	5,158
Insurance investments	5,891	5,801
Equity method investments	4,638	4,219
Indemnification asset	—	3,000
Debt issuance costs	766	1,021
Other	6,895	6,976
	$56,838	$60,478

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $3,098 equity investment are currently idle. We concluded the investment is not impaired based on expected future operating cash flows and disposal value.

	December 31,	June 30,
As of	2020	2020
Accrued expenses and other current liabilities
Employee related	$29,115	$25,825
Current operating lease liabilities	7,075	6,439
Commissions and rebates	5,570	5,782
Professional fees	5,848	5,766
Income and other taxes	4,217	3,821
Derivatives	4,952	5,757
Contingent consideration	4,840	—
Restructuring costs	1,535	2,314
Insurance-related	1,299	1,272
Other	17,271	15,421
	$81,722	$72,397

In connection with productivity and cost-saving initiatives in the Animal Health segment, we incurred business restructuring costs related to the termination of a contract manufacturing agreement and employee separation charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of the restructuring liability during the six months ended December 31, 2020:

Liability balance at June 30, 2020	$2,860
Charges	—
Payments	(1,325)
Liability balance at December 31, 2020	$1,535

As of December 31, 2020, $1,200 and $335 of the liability balance related to contract termination and employee separation costs, respectively.

	December 31,	June 30,
As of	2020	2020
Other liabilities
Long-term operating lease liabilities	$17,076	$17,276
Long-term and deferred income taxes	12,052	11,680
Derivatives	3,840	7,691
Supplemental retirement benefits, deferred compensation and other	8,331	8,067
Contingent consideration	—	4,840
International retirement plans	5,664	5,499
U.S. pension plan	2,424	3,563
Restructuring costs	—	546
Other long-term liabilities	9,096	11,239
	$58,483	$70,401

	December 31,	June 30,
As of	2020	2020
Accumulated other comprehensive income (loss)
Derivative instruments	$(8,630)	$(13,448)
Foreign currency translation adjustment	(98,961)	(103,738)
Unrecognized net pension losses	(22,299)	(22,571)
Benefit for income taxes on derivative instruments	2,052	3,256
Benefit for incomes taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(2,118)	(2,050)
	$(121,790)	$(130,385)

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

The Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The Credit Agreement contains an acceleration clause should an event of default (as defined in the Credit Agreement) occur. As of December 31, 2020, we were in compliance with the financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2020, we had $178,000 in borrowings under the Revolver and had outstanding letters of credit of $2,709, leaving $69,291 available for borrowings and letters of credit under the Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

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

As of December 31, 2020, the interest rates for the Revolver and the Term A Loan were 2.39% and 3.49%, respectively. The weighted-average interest rates for the Revolver were 2.24% and 3.58% for the six months ended December 31, 2020 and 2019, respectively. The weighted-average interest rates for the Term A Loan were 3.33% and 3.46% for the six months ended December 31, 2020 and 2019, respectively.

Long-Term Debt

	December 31,	June 30,
As of	2020	2020
Term A Loan due June 2022	$209,375	$218,750
Unamortized debt issuance costs	(557)	(743)
	208,818	218,007
Less: current maturities	(21,875)	(18,750)
	$186,943	$199,257

6. Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $394 and $390 during the three months ended December 31, 2020 and 2019, respectively, and $925 and $841 during the six months ended December 31, 2020 and 2019, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Known costs and expenses under Environmental Laws incidental to ongoing operations, including the cost of litigation proceedings relating to environmental matters, are included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws or to investigate or remediate potential or actual contamination, and from time to time we establish reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under Environmental Laws and the period during which such costs are likely to be incurred are difficult to predict.

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

The nature of our current and former operations exposes us to the risk of claims with respect to environmental matters and we cannot assure we will not incur material costs and liabilities in connection with such claims. Based on our experience, we believe that the future cost of compliance with existing Environmental Laws, and liabilities for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility of our subsidiary, Phibro-Tech, Inc. ("Phibro-Tech"). The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling ("OPOG") to remediate the contaminated groundwater that has migrated from the Omega Chemical Site in accordance with a general remedy selected by EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, the members of OPOG filed a complaint under the Comprehensive Environmental Response, Compensation, and Liability Act and the Resource Conservation and Recovery Act in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $4,381 and $5,254 at December 31, 2020, and June 30, 2020, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

Claims and Litigation

PAHC and its subsidiaries are party to various claims and lawsuits arising out of the normal course of business including product liabilities, payment disputes and governmental regulation. Certain of these actions seek damages in various amounts. In many cases, such claims are covered by insurance. We believe that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

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

We entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through September 2022. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of December 31, 2020:

		Notional			Fair value as of
		Amount at		Consolidated	December 31,	June 30,
Instrument	Hedge	December 31, 2020		Balance Sheet	2020	2020
Options	Brazilian Real calls	R$	99,000	(1)	$378	$126
Options	Brazilian Real puts	R$	99,000	(1)	$(1,821)	$(3,900)
Swap	Interest rate swap		$300,000	(2)	$(7,187)	$(9,674)
(1)	We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. As of December 31, 2020 and June 30, 2020, accrued expenses and other current liabilities included net fair values of $1,605 and $2,477, respectively. As of December 31, 2020 other assets included net fair values of $162. As of June 30, 2020, other liabilities included net fair values of $1,297.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	We classify the current and noncurrent amounts associated with our interest rate swap based on the expected timing of the cash flows. As of December 31, 2020 and June 30, 2020, accrued expenses and other current liabilities included net fair values of $3,347 and $3,280, respectively. As of December 31, 2020 and June 30, 2020, other liabilities included net fair values of $3,840 and $6,394, respectively.

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income (“OCI”) for the three and six months ended December 31, 2020 and 2019.

							Consolidated Statement
				Gain (Loss) recognized in consolidated			of Operations line
For the Three Months Ended December 31		Gain (Loss) recorded in OCI		statements of operations			item total
				Consolidated
				Statement of
Instrument	Hedge	2020	2019	Operations	2020	2019	2020	2019
Options	Brazilian Real puts and calls	$1,955	$422	Cost of goods sold	$(139)	$(63)	$137,884	$144,908
Swap	Interest rate swap	$1,774	$658	Interest expense, net	$(828)	$4	$3,214	$3,432

							Consolidated Statement
				Gain (Loss) recognized in			of Operations line
For the Six Months Ended December 31		Gain (Loss) recorded in OCI		consolidated statements of operations			item total
				Consolidated
				Statement
Instrument	Hedge	2020	2019	of Operations	2020	2019	2020	2019
Options	Brazilian Real puts and calls	$2,331	$59	Cost of goods sold	$(136)	$(108)	$268,959	$276,965
Swap	Interest rate swap	$2,487	$(63)	Interest expense, net	$(1,642)	$169	$6,024	$6,786

We recognize gains (losses) related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized net losses of $1,620 related to matured contracts were recorded as a component of inventory at December 31, 2020. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next twelve months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Assets (Liabilities)

	December 31, 2020			June 30, 2020
As of	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$61,000	$—	$—	$55,000	$—	$—
Foreign currency derivatives	$—	$(1,443)	$—	$—	$(3,774)	$—
Interest rate swap	$—	$(7,187)	$—	$—	$(9,674)	$—
Contingent consideration on acquisitions	$—	$—	$(4,840)	$—	$—	$(4,840)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

	Three Months		Six Months
For the Periods Ended December 31	2020	2019	2020	2019
Net sales
Animal Health	$136,238	$143,689	$264,607	$265,539
Mineral Nutrition	54,157	55,685	105,597	108,334
Performance Products	15,754	14,638	31,139	29,859
Total segments	$206,149	$214,012	$401,343	$403,732

Depreciation and amortization
Animal Health	$6,498	$6,711	$13,019	$13,095
Mineral Nutrition	747	629	1,396	1,242
Performance Products	423	417	868	794
Total segments	$7,668	$7,757	$15,283	$15,131

Adjusted EBITDA
Animal Health	$33,349	$33,838	$63,450	$58,899
Mineral Nutrition	4,185	3,684	7,232	7,159
Performance Products	2,266	1,457	4,238	2,309
Total segments	$39,800	$38,979	$74,920	$68,367
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$16,052	$16,895	$32,561	$20,467
Interest expense, net	3,214	3,432	6,024	6,786
Depreciation and amortization – Total segments	7,668	7,757	15,283	15,131
Depreciation and amortization – Corporate	420	391	841	798
Corporate costs	11,258	10,491	22,089	20,219
Stock-based compensation	564	564	1,129	1,129
Restructuring costs	—	—	—	425
Acquisition-related cost of goods sold	—	—	—	280
Acquisition-related transaction costs	—	—	—	462
Acquisition-related other	—	167	—	167
Foreign currency (gains) losses, net	624	(718)	(3,007)	2,503
Adjusted EBITDA – Total segments	$39,800	$38,979	$74,920	$68,367

	December 31,	June 30,
	2020	2020
Identifiable assets
Animal Health	$569,388	$560,663
Mineral Nutrition	71,680	65,686
Performance Products	34,849	31,016
Total segments	675,917	657,365
Corporate	127,734	126,735
Total	$803,651	$784,100

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

Effects of the COVID-19 pandemic

The global food and animal production industry has experienced demand disruption, production impacts, price declines and currency volatility in international markets due to the COVID-19 pandemic. The response to the global outbreak of COVID-19 continues to evolve. Governmental authorities continue to implement measures to contain virus outbreaks, such as travel bans, quarantines, shelter-in-place orders, site closures and business shutdowns. Although vaccines are now available, supplies are constrained and distribution efforts vary widely country-by-country and state-by-state. The pandemic may have significant economic impacts on customers, suppliers and markets. New information may continue to emerge concerning COVID-19 and the actions required to contain or treat it may affect the duration and severity of the economic impact. We believe the global food and animal production industry is returning to stability, but the potential impact of COVID-19 continues to evolve and future industry outlooks remain uncertain.

Phibro is an integral participant in the essential production of meat, milk, eggs and fish for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Our global production facilities have continued to operate without interruption, despite supply chain and logistical challenges. Our sales and technical service people remain in close virtual contact with our customers, as most travel and in-person meetings have been cancelled. Most of our administrative and management staff are working remotely. We have experienced some cost increases from the safety measures implemented to protect our employees as well as from supply chain disruptions. We have maintained headcount and compensation at constant levels. We continue to monitor sales trends, cash flow and liquidity.

The uncertainties surrounding the COVID-19 pandemic remain fluid. We are unable to predict the supply, distribution or effectiveness of COVID-19 vaccines and hence the impact on the economies where we manufacture and sell our products. While we continue to adapt our operations and mitigate the risks and challenges posed by COVID-19, the demand for our products will be dependent upon economic conditions and the ability of our customers and end users of our products to operate their businesses and production facilities. Our business and future operational results may be impacted by government mandated response efforts, supply chain and manufacturing disruptions, increased volatility in raw material costs and decreased demand due to changes in our customer purchasing patterns and preferences. We are unable to predict with confidence the nature and timing of when any of these events may occur and the effects COVID-19 will have on our business, our consolidated results and the broader economic environment going forward. We will continue to evaluate the nature and extent of the effects of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional considerations and risks associated with COVID-19 on our business, please refer to “Risk Factors” in Item 1A. of our Annual Report.

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

In September 2020, Phibro commented on the proposed order, reiterating the safety of carbadox and the appropriateness of the regulatory method, and further offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method. Phibro disagrees with the agency's actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the NOOH process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. There is no defined timeline for the conclusion of this matter.Should we be unable to successfully defend the safety of the product, the loss of carbadox sales would have an adverse effect on our financial condition and results of operations. Sales of carbadox for the twelve months ended December 31, 2020, were $18 million.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Six Months
For the Periods Ended December 31	2020	2019	Change		2020	2019	Change

	(in thousands, except per share amounts and percentages)
Net sales	$206,149	$214,012	$(7,863)	(4)%	$401,343	$403,732	$(2,389)	(1)%
Gross profit	68,265	69,104	(839)	(1)%	132,384	126,767	5,617	4%
Selling, general and administrative expenses	48,375	49,495	(1,120)	(2)%	96,806	97,011	(205)	(0)%
Operating income	19,890	19,609	281	1%	35,578	29,756	5,822	20%
Interest expense, net	3,214	3,432	(218)	(6)%	6,024	6,786	(762)	(11)%
Foreign currency (gains) losses, net	624	(718)	1,342	*	(3,007)	2,503	(5,510)	*
Income before income taxes	16,052	16,895	(843)	(5)%	32,561	20,467	12,094	59%
Provision for income taxes	3,251	5,001	(1,750)	(35)%	7,458	6,058	1,400	23%
Net income	$12,801	$11,894	$907	8%	$25,103	$14,409	$10,694	74%

Net income per share
basic	$0.32	$0.29	$0.03		$0.62	$0.36	$0.26
diluted	$0.32	$0.29	$0.03		$0.62	$0.36	$0.26

Weighted average number of shares outstanding
basic	40,454	40,454			40,454	40,454
diluted	40,504	40,504			40,504	40,504

Ratio to net sales
Gross profit	33.1%	32.3%			33.0%	31.4%
Selling, general and administrative expenses	23.5%	23.1%			24.1%	24.0%
Operating income	9.6%	9.2%			8.9%	7.4%
Income before income taxes	7.8%	7.9%			8.1%	5.1%
Net income	6.2%	5.6%			6.3%	3.6%
Effective tax rate	20.3%	29.6%			22.9%	29.6%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2020	2019	Change		2020	2019	Change

	(in thousands, except percentages)
Net sales
MFAs and other	$81,577	$91,955	$(10,378)	(11)%	$160,280	$166,989	$(6,709)	(4)%
Nutritional specialties	36,394	33,062	3,332	10%	68,994	63,495	5,499	9%
Vaccines	18,267	18,672	(405)	(2)%	35,333	35,055	278	1%
Animal Health	136,238	143,689	(7,451)	(5)%	264,607	265,539	(932)	(0)%
Mineral Nutrition	54,157	55,685	(1,528)	(3)%	105,597	108,334	(2,737)	(3)%
Performance Products	15,754	14,638	1,116	8%	31,139	29,859	1,280	4%
Total	$206,149	$214,012	$(7,863)	(4)%	$401,343	$403,732	$(2,389)	(1)%

Adjusted EBITDA
Animal Health	$33,349	$33,838	$(489)	(1)%	$63,450	$58,899	$4,551	8%
Mineral Nutrition	4,185	3,684	501	14%	7,232	7,159	73	1%
Performance Products	2,266	1,457	809	56%	4,238	2,309	1,929	84%
Corporate	(11,258)	(10,491)	(767)	7%	(22,089)	(20,219)	(1,870)	9%
Total	$28,542	$28,488	$54	0%	$52,831	$48,148	$4,683	10%

Adjusted EBITDA ratio to segment net sales
Animal Health	24.5%	23.5%			24.0%	22.2%
Mineral Nutrition	7.7%	6.6%			6.8%	6.6%
Performance Products	14.4%	10.0%			13.6%	7.7%
Corporate(1)	(5.5)%	(4.9)%			(5.5)%	(5.0)%
Total(1)	13.8%	13.3%			13.2%	11.9%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2020	2019	Change		2020	2019	Change

	(in thousands, except percentages)
Net income	$12,801	$11,894	$907	8%	$25,103	$14,409	$10,694	74%
Interest expense, net	3,214	3,432	(218)	(6)%	6,024	6,786	(762)	(11)%
Provision for income taxes	3,251	5,001	(1,750)	(35)%	7,458	6,058	1,400	23%
Depreciation and amortization	8,088	8,148	(60)	(1)%	16,124	15,929	195	1%
EBITDA	27,354	28,475	(1,121)	(4)%	54,709	43,182	11,527	27%
Stock-based compensation	564	564	—	0%	1,129	1,129	—	0%
Restructuring costs	—	—	—	*	—	425	(425)	*
Acquisition-related cost of goods sold	—	—	—	*	—	280	(280)	*
Acquisition-related transaction costs	—	—	—	*	—	462	(462)	*
Acquisition-related other, net	—	167	(167)	*	—	167	(167)	*
Foreign currency (gains) losses, net	624	(718)	1,342	*	(3,007)	2,503	(5,510)	*
Adjusted EBITDA	$28,542	$28,488	$54	0%	$52,831	$48,148	$4,683	10%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended December 31, 2020 and 2019

Net sales

Net sales of $206.1 million for the three months ended December 31, 2020, declined $7.9 million, or 4%, as compared to the three months ended December 31, 2019. Animal Health and Mineral Nutrition decreased $7.5 million and $1.5 million, respectively, while Performance Products increased $1.1 million.

Animal Health

Net sales of $136.2 million for the three months ended December 31, 2020, declined $7.5 million, or 5%. Net sales of MFAs and other decreased $10.4 million, or 11%, driven by lower international demand, partially offset by favorable domestic customer order patterns. The decrease in international demand was primarily concentrated in China and Latin America. The prior period included customer orders in China ahead of regulatory changes effective January 1, 2020. Net sales of nutritional specialty products increased $3.3 million, or 10%, due to domestic and international growth in dairy products. Net sales of vaccines declined $0.4 million, or 2%. Higher domestic vaccine sales were more than offset by lower international volume due to timing of customer orders and reduced demand during the quarter.

Mineral Nutrition

Net sales of $54.2 million for the three months ended December 31, 2020, decreased $1.5 million, or 3%, driven by lower average selling prices. The decline in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $15.8 million for the three months ended December 31, 2020, increased $1.1 million, or 8%. Increased volumes of copper-based products were partially offset by lower sales of personal care product ingredients.

Gross profit

Gross profit of $68.3 million for the three months ended December 31, 2020, decreased $0.8 million, or 1%, as compared to the three months ended December 31, 2019. Gross margin increased 80 basis points to 33.1% of net sales for the three months ended December 31, 2020, as compared to 32.3% for the three months ended December 31, 2019.

Animal Health gross profit decreased $1.8 million due to lower volumes of MFAs and other products, partially offset by favorable product mix and favorable production costs, primarily related to foreign currency movements. Mineral Nutrition gross profit increased $0.4 million, driven primarily by product mix. Performance Products gross profit increased $0.6 million driven by volume increases coupled with decreases in raw material and production costs.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $48.4 million for the three months ended December 31, 2020, decreased $1.1 million, or 2%, as compared to the three months ended December 31, 2019. SG&A for the three months ended December 31, 2019, included $0.2 million of other acquisition-related costs. Excluding these costs, SG&A decreased $0.9 million, or 2%.

Animal Health SG&A decreased $1.5 million, primarily due to the favorable effects of foreign currency exchange and decreased marketing and sales team travel costs driven by COVID-19 safety concerns and limitations. Mineral Nutrition SG&A was comparable to the prior year; Performance Products SG&A declined $0.2 million. Corporate SG&A increased $0.7 million due to increased professional fees and information technology costs.

Interest expense, net

Interest expense, net of $3.2 million for the three months ended December 31, 2020, decreased $0.2 million, or 6%, as compared to the three months ended December 31, 2019. Interest expense decreased due to favorable variable interest rates, partially offset by higher levels of debt outstanding and lower interest income from short-term investments.

Foreign currency (gains) losses, net

Foreign currency losses, net for the three months ended December 31, 2020, were $0.6 million, as compared to $0.7 million in net gains for the three months ended December 31, 2019.

Provision for income taxes

The provision for income taxes was $3.3 million and $5.0 million for the three months ended December 31, 2020 and 2019, respectively. The effective income tax rate was 20.3% and 29.6% for the three months ended December 31, 2020 and 2019, respectively. The provision for income taxes during the three months ended December 31, 2020, included (i) a $0.9 million benefit for the year ended June 30, 2019 related to final regulations issued in July 2020 for the Global Intangible Low-Taxed Income (“GILTI”) tax and (ii) an $0.8 million benefit related to exchange rate differences on intercompany dividends. The effective income tax rate, without these benefits, would have been 30.8% for the three months ended December 31, 2020.

Net income

Net income of $12.8 million for the three months ended December 31, 2020, increased $0.9 million, as compared to net income of $11.9 million for the three months ended December 31, 2019. Operating income increased $0.3 million, driven by favorable SG&A expenses, partially offset by lower sales and related gross profit. The decrease in gross profit in the Animal Health segment due to lower overall sales was partially offset by increased gross profit in the Mineral Nutrition and Performance Products segments. Favorable production costs and product mix contributed to the increase in the gross margin compared to the prior year. Interest expense was lower by $0.2 million, while foreign currency losses increased $1.3 million. Income tax expense declined $1.8 million, primarily due to $1.7 million in tax benefits related to GILTI income tax regulations and exchange rate differences on intercompany dividends.

Adjusted EBITDA

Adjusted EBITDA of $28.5 million for the three months ended December 31, 2020, was comparable to the three months ended December 31, 2019. Animal Health Adjusted EBITDA decreased $0.5 million on lower sales and gross profit, partially offset by favorable SG&A costs. Mineral Nutrition Adjusted EBITDA increased $0.5 million, driven by increased gross profit on favorable product mix. Performance Products Adjusted EBITDA increased $0.8 million driven by increased gross profit. Corporate expenses increased $0.8 million, primarily due to increased professional fees and information technology costs.

Comparison of six months ended December 31, 2020 and 2019

Net sales

Net sales of $401.3 million for the six months ended December 31, 2020, decreased $2.4 million, or 1%, as compared to the six months ended December 31, 2019. Animal Health and Mineral Nutrition declined $0.9 million and $2.7 million, respectively. Performance Products increased $1.3 million.

Animal Health

Net sales of $264.6 million for the six months ended December 31, 2020, declined $0.9 million, or less than 1%. Net sales of MFAs and other declined $6.7 million, or 4%, due to reduced demand in China following regulatory changes effective January 1, 2020, partially offset by net sales growth in other products. Net sales of nutritional specialty products grew $5.5 million, or 9%, due to continued volume growth in dairy products. Net sales of vaccines increased $0.3 million, or 1% on higher domestic volume. International volume for poultry vaccines was comparable to the prior year.

Mineral Nutrition

Net sales of $105.6 million for the six months ended December 31, 2020, decreased $2.7 million, or 3%, driven by lower average selling prices, partially offset by increased unit volumes. The decline in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $31.1 million for the six months ended December 31, 2020, increased $1.3 million, or 4%, driven by increased volumes of copper-based products, partially offset by lower sales of personal care product ingredients.

Gross profit

Gross profit of $132.4 million for the six months ended December 31, 2020, increased $5.6 million, or 4%, as compared to the six months ended December 31, 2019. Gross margin increased 160 basis points to 33.0% of net sales for the six months ended December 31, 2020, as compared to 31.4% for the six months ended December 31, 2019. The six months ended December 31, 2019, included $0.3 million of acquisition-related cost of goods sold.

Animal Health gross profit increased $3.8 million, driven by increased volumes of nutritional specialty and vaccine products, favorable product mix and favorable production costs, primarily related to foreign currency movements. Mineral Nutrition gross profit decreased $0.1 million, as declines in average selling prices were mostly offset by favorable raw material costs and product mix. Performance Products gross profit increased $1.7 million driven by higher volume coupled with decreases in raw material and production costs.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $96.8 million for the six months ended December 31, 2020, decreased $0.2 million, or less than 1%, as compared to the six months ended December 31, 2019. SG&A for the six months ended December 31, 2019, included $0.4 million of restructuring costs, $0.5 million of acquisition-related transaction costs and $0.2 million of other acquisition-related costs. Excluding these costs, SG&A increased $0.9 million, or 1%.

Animal Health SG&A decreased $0.8 million primarily due to the favorable effects of foreign currency exchange and decreased marketing and sales team travel costs driven by COVID-19 safety concerns and limitations, partially offset by increased professional fees to support the continued use of carbadox. Mineral Nutrition SG&A was comparable to the prior year and Performance Products SG&A decreased $0.1 million. Corporate expenses increased $1.9 million, driven by increased costs for business development initiatives, professional fees and information technology. The restructuring costs, acquisition-related transaction costs and other acquisition-related costs resulted in a net $1.1 million decrease to SG&A.

Interest expense, net

Interest expense, net of $6.0 million for the six months ended December 31, 2020, decreased $0.8 million, or 11%, as compared to the six months ended December 31, 2019. Interest expense decreased due to favorable variable interest rates, partially offset by higher levels of debt outstanding and lower interest income from short-term investments.

Foreign currency (gains) losses, net

Foreign currency gains, net for the six months ended December 31, 2020, were $3.0 million, as compared to net losses of $2.5 million for the six months ended December 31, 2019. Foreign currency gains primarily arose from intercompany balances, driven by the movement of the Mexican, South African and Turkish currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $7.5 million and $6.1 million for the six months ended December 31, 2020 and 2019, respectively. The effective income tax rate was 22.9% and 29.6% for the six months ended December 31, 2020 and 2019, respectively. The provision for income taxes during the six months ended December 31, 2020, included (i) a $1.5 million benefit for the years ended June 30, 2020 and 2019 related to final regulations issued in July 2020 for the Global Intangible Low-Taxed Income (“GILTI”) tax, (ii) an $0.8 million benefit related to exchange rate differences on intercompany dividends and (iii) a $0.6 million benefit for the reversal of an uncertain tax position. The effective income tax rate, without these benefits, would have been 31.7% for the six months ended December 31, 2020.

Net income

Net income of $25.1 million for the six months ended December 31, 2020, increased $10.7 million, as compared to net income of $14.4 million for the six months ended December 31, 2019. The increase was primarily driven by higher operating income of $5.8 million, lower interest expense of $0.8 million and increased foreign currency gains of $5.5 million. The increase in operating income was driven by a $5.6 million increase in gross profit. SG&A was comparable to the prior year. These increases were partially offset by a $1.4 million increase to the provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA of $52.8 million for the six months ended December 31, 2020, increased $4.7 million, or 10%, as compared to the six months ended December 31, 2019. Animal Health Adjusted EBITDA increased $4.6 million, driven by favorable product mix and production costs and lower SG&A expenses. Mineral Nutrition Adjusted EBITDA increased $0.1 million. Performance Products Adjusted EBITDA increased $1.9 million on higher gross profit. Corporate expenses increased $1.9 million due to increased costs for business development initiatives, professional fees and information technology.

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

	Six Months
For the Periods Ended December 31	2020	2019	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$28,611	$28,521	$90
Investing activities	(21,259)	(96,709)	75,450
Financing activities	(10,084)	36,930	(47,014)
Effect of exchange-rate changes on cash and cash equivalents	923	(135)	1,058
Net decrease in cash and cash equivalents	$(1,809)	$(31,393)	$29,584

Certain amounts may reflect rounding adjustments.

Net cash provided (used) by operating activities was comprised of:

	Six Months
For the Periods Ended December 31	2020	2019	Change

	(in thousands)
EBITDA	$54,709	$43,182	$11,527
Adjustments
Stock-based compensation	1,129	1,129	—
Restructuring costs	—	425
Acquisition-related cost of goods sold	—	280	(280)
Acquisition-related transaction costs	—	462	(462)
Acquisition other, net	—	167
Foreign currency (gains) losses, net	(3,007)	2,503	(5,510)
Interest paid, net	(5,464)	(6,261)	797
Income taxes paid	(10,356)	(9,357)	(999)
Changes in operating assets and liabilities and other items	(8,400)	(4,009)	(4,391)
Net cash provided (used) by operating activities	$28,611	$28,521	$90

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $28.6 million of net cash for the six months ended December 31, 2020. Cash provided by net income and non-cash items, including depreciation and amortization, was $35.7 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $7.1 million. Cash used for inventory was $10.5 million. Inventory increases were primarily due to forecasted future demand and internal production schedules. For certain products, we are maintaining safety stocks to mitigate potential disruptions in production. Accrued expenses and other liabilities provided cash of $2.3 million due to timing of payments for employee-related liabilities. Accounts receivable provided $2.6 million of cash due to lower sales and favorable collections in international regions, partially offset by timing of domestic sales and collections.

Investing activities

Investing activities used $21.3 million of net cash for the six months ended December 31, 2020. Capital expenditures were $14.7 million as we continued to invest in expanding production capacity and productivity improvements. In addition, we invested $6.0 million in short-term investments.

Financing activities

Financing activities used $10.1 million of net cash for the six months ended December 31, 2020. Net borrowings on our Revolver provided $9.0 million. We paid $9.7 million in dividends to holders of our Class A and Class B common stock. We paid $9.4 million in scheduled debt and other requirements.

Liquidity and capital resources

We believe our cash on hand, operating cash flow and financing arrangements, including the availability of borrowings under the Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. We are aware of the current and potential future effects of COVID-19 on the financial markets. We expect adequate liquidity for at least the next twelve months. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including those caused by COVID-19. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:

	December 31,	June 30,
As of	2020	2020

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$95,534	$91,343
Working capital	236,605	222,006
Ratio of current assets to current liabilities	2.63:1	2.60:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

At December 31, 2020, we had $178.0 million in outstanding borrowings under the Revolver. We had outstanding letters of credit and other commitments of $2.7 million, leaving $69.3 million available for borrowings and letters of credit.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock, payable on March 24, 2021. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant.

Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of December 31, 2020, our cash and cash equivalents and short-term investments included $93.7 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

As of December 31, 2020, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain. The pandemic may affect our future sales, expenses, reserves and allowances, manufacturing operations and employee-related costs. The pandemic may have significant economic impacts on our customers, suppliers and markets where we compete and operate. New information may continue to emerge concerning COVID-19, and the actions required to contain or treat it may affect the duration and severity of the pandemic. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. We use, from time to time, foreign currency contracts and interest rate swaps as a means of hedging exposure to foreign currency risks and fluctuating interest rates, respectively. We do not utilize derivative instruments for trading or speculative purposes. We do not hedge our exposure to market risks in a manner that eliminates the effects of changing market conditions on earnings, cash flows and fair values. We monitor the financial stability and credit standing of our major counterparties.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

6.Exhibits

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

Phibro Animal Health Corporation

February 3, 2021	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

February 3, 2021	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer