Form 10-Q
period 2021-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2021-05-06
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
For the Periods Ended March 31	2021	2020	2021	2020

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$211,729	$210,739	$613,072	$614,471
Cost of goods sold	142,564	141,188	411,523	418,153
Gross profit	69,165	69,551	201,549	196,318
Selling, general and administrative expenses	49,033	48,232	145,839	145,243
Operating income	20,132	21,319	55,710	51,075
Interest expense, net	2,933	3,263	8,957	10,049
Foreign currency (gains) losses, net	(583)	(608)	(3,590)	1,895
Income before income taxes	17,782	18,664	50,343	39,131
Provision for income taxes	5,621	5,163	13,079	11,221
Net income	$12,161	$13,501	$37,264	$27,910

Net income per share
basic	$0.30	$0.33	$0.92	$0.69
diluted	$0.30	$0.33	$0.92	$0.69
Weighted average common shares outstanding
basic	40,483	40,454	40,463	40,454
diluted	40,504	40,504	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
For the Periods Ended March 31	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Net income	$12,161	$13,501	$37,264	$27,910
Change in fair value of derivative instruments	5,749	(9,995)	10,567	(9,999)
Foreign currency translation adjustment	(9,122)	(23,873)	(4,345)	(28,493)
Unrecognized net pension gains	144	129	416	387
(Provision) benefit for income taxes	(1,473)	2,457	(2,745)	2,394
Other comprehensive income (loss)	(4,702)	(31,282)	3,893	(35,711)
Comprehensive income (loss)	$7,459	$(17,781)	$41,157	$(7,801)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
As of	2021	2020

	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$49,103	$36,343
Short-term investments	44,000	55,000
Accounts receivable, net	135,562	126,522
Inventories, net	206,258	196,659
Other current assets	36,795	37,313
Total current assets	471,718	451,837
Property, plant and equipment, net	150,188	148,109
Intangibles, net	64,434	70,997
Goodwill	52,679	52,679
Other assets	65,998	60,478
Total assets	$805,017	$784,100
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$23,437	$18,750
Accounts payable	62,803	66,091
Accrued expenses and other current liabilities	82,651	72,397
Total current liabilities	168,891	157,238
Revolving credit facility	176,000	169,000
Long-term debt	180,786	199,257
Other liabilities	63,419	70,401
Total liabilities	589,096	595,896
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 and 20,287,574 shares issued and outstanding at March 31, 2021, and June 30, 2020, respectively. 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at March 31, 2021, and June 30, 2020	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	136,654	135,525
Retained earnings	205,755	183,060
Accumulated other comprehensive loss	(126,492)	(130,385)
Total stockholders’ equity	215,921	188,204
Total liabilities and stockholders’ equity	$805,017	$784,100

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
For the Periods Ended March 31	2021	2020

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$37,264	$27,910
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	24,042	24,177
Amortization of debt issuance costs	662	662
Stock-based compensation	1,129	1,694
Acquisition-related items	—	480
Deferred income taxes	18	(1,279)
Foreign currency (gains) losses, net	(7,293)	676
Other	389	620
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(8,410)	4,009
Inventories, net	(8,091)	6,584
Other current assets	3,746	(1,841)
Other assets	(1,019)	(1,369)
Accounts payable	(751)	(4,159)
Accrued expenses and other liabilities	3,550	(2,693)
Net cash provided by operating activities	45,236	55,471
INVESTING ACTIVITIES
Purchases of short-term investments	(50,000)	(55,000)
Maturities of short-term investments	61,000	24,000
Capital expenditures	(22,226)	(23,969)
Business acquisitions	-	(54,549)
Other, net	(164)	(1,339)
Net cash used by investing activities	(11,390)	(110,857)
FINANCING ACTIVITIES
Revolving credit facility borrowings	135,000	194,000
Revolving credit facility repayments	(128,000)	(144,000)
Payments of long-term debt and other	(14,063)	(9,486)
Dividends paid	(14,569)	(14,563)
Net cash provided (used) by financing activities	(21,632)	25,951
Effect of exchange rate changes on cash	546	(1,390)
Net increase (decrease) in cash and cash equivalents	12,760	(30,825)
Cash and cash equivalents at beginning of period	36,343	57,573
Cash and cash equivalents at end of period	$49,103	$26,748

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

	(unaudited)
	(in thousands, except share amounts)
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
Comprehensive income (loss)	—	—	—	—	12,302	(3,805)	8,497
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2020	40,453,608	$4	$—	$136,090	$190,508	$(134,190)	$192,412
Comprehensive income	—	—	—	—	12,801	12,400	25,201
Dividends declared ($0.12 per share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2020	40,453,608	$4	$—	$136,654	$198,454	$(121,790)	$213,322
Comprehensive income (loss)	—	—	—	—	12,161	(4,702)	7,459
Shares issued pursuant to stock incentive plan	50,000	—	—	—	—	—	—
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	—	—	—	—
As of March 31, 2021	40,503,608	$4	$—	$136,654	$205,755	$(126,492)	$215,921

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

	(unaudited)
	(in thousands, except share amounts)
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
Comprehensive income (loss)	—	—	—	—	2,515	(7,547)	(5,032)
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2019	40,453,608	$4	$—	$133,831	$166,587	$(93,728)	$206,694
Comprehensive income	—	—	—	—	11,894	3,118	15,012
Dividends declared ($0.12 per share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2019	40,453,608	$4	$—	$134,395	$173,626	$(90,610)	$217,415
Comprehensive income (loss)	—	—	—	—	13,501	(31,282)	(17,781)
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of March 31, 2020	40,453,608	$4	$—	$134,960	$182,273	$(121,892)	$195,345

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

The unaudited consolidated financial information for the three and nine months ended March 31, 2021 and 2020, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Annual Report”), filed with the Securities and Exchange Commission on August 26, 2020 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2020, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain. Although vaccines are now available, distribution efforts vary widely country-by-country and state-by-state. New information may continue to emerge concerning COVID-19, and the actions required to contain or treat it may affect the duration and severity of the pandemic. The pandemic may have significant economic impacts on customers, suppliers and markets. The pandemic may affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

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

2. Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2021, there have been no material changes to any of the significant accounting policies contained therein.

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

	Three Months		Nine Months
For the Periods Ended March 31	2021	2020	2021	2020
Net income	$12,161	$13,501	$37,264	$27,910
Weighted average number of shares – basic	40,483	40,454	40,463	40,454
Dilutive effect of stock options and restricted stock units	21	50	41	50
Weighted average number of shares – diluted	40,504	40,504	40,504	40,504
Net income per share
basic	$0.30	$0.33	$0.92	$0.69
diluted	$0.30	$0.33	$0.92	$0.69

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

ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, modifies existing disclosure requirements for defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. We continue to evaluate the effect of adoption of this guidance on our disclosures.

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Nine Months
For the Periods Ended March 31	2021	2020	2021	2020
Animal Health
MFAs and other	$78,530	$82,670	$238,810	$249,659
Nutritional specialties	36,978	34,636	105,972	98,131
Vaccines	18,872	21,668	54,205	56,723
Total Animal Health	$134,380	$138,974	$398,987	$404,513
Mineral Nutrition	58,153	56,200	163,750	164,534
Performance Products	19,196	15,565	50,335	45,424
Total	$211,729	$210,739	$613,072	$614,471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Sales by Region

	Three Months		Nine Months
For the Periods Ended March 31	2021	2020	2021	2020
United States	$129,370	$126,826	$370,446	$368,230
Latin America and Canada	37,386	40,284	115,808	119,730
Europe, Middle East and Africa	27,802	31,958	84,959	83,311
Asia Pacific	17,171	11,670	41,859	43,200
Total	$211,729	$210,739	$613,072	$614,471

Net sales by region are based on country of destination.

Deferred revenue was $3,815 and $4,570 as of March 31, 2021, and June 30, 2020, respectively. Accrued expenses and other current liabilities included $1,325 and $1,109 of the total deferred revenue as of March 31, 2021, and June 30, 2020, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

Interest Expense and Depreciation and Amortization

	Three Months		Nine Months
For the Periods Ended March 31	2021	2020	2021	2020
Interest expense, net
Term loan	$1,857	$1,888	$5,796	$5,967
Revolving credit facility	938	1,400	3,017	4,361
Amortization of debt issuance costs	221	220	662	662
Other	65	153	191	441
Interest expense	3,081	3,661	9,666	11,431
Interest income	(148)	(398)	(709)	(1,382)
	$2,933	$3,263	$8,957	$10,049

	Three Months		Nine Months
For the Periods Ended March 31	2021	2020	2021	2020
Depreciation and amortization
Depreciation of property, plant and equipment	$5,763	$5,824	$17,479	$17,395
Amortization of intangible assets	2,155	2,325	6,563	6,659
Amortization of other assets	—	99	—	123
	$7,918	$8,248	$24,042	$24,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Balance Sheets—Additional Information

	March 31,	June 30,
As of	2021	2020
Inventories
Raw materials	$61,457	$73,837
Work-in-process	11,587	8,881
Finished goods	133,214	113,941
	$206,258	$196,659

	March 31,	June 30,
As of	2021	2020
Goodwill roll-forward
Balance at beginning of period	$52,679	$27,348
Osprey acquisition	—	25,331
Balance at end of period	$52,679	$52,679

	March 31,	June 30,
As of	2021	2020
Other assets
ROU operating lease assets	$31,842	$22,873
Deferred income taxes	8,245	11,430
Deposits	5,024	5,158
Insurance investments	5,891	5,801
Equity method investments	4,290	4,219
Fair value of derivative	2,705	—
Indemnification asset	—	3,000
Debt issuance costs	638	1,021
Other	7,363	6,976
	$65,998	$60,478

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2,583 equity investment are currently idle. We concluded the investment is not impaired based on expected future operating cash flows and disposal value.

	March 31,	June 30,
As of	2021	2020
Accrued expenses and other current liabilities
Employee-related	$30,823	$25,825
Current operating lease liabilities	6,354	6,439
Commissions and rebates	6,545	5,782
Professional fees	6,284	5,766
Income and other taxes	3,466	3,821
Derivatives	5,325	5,757
Contingent consideration	4,840	—
Restructuring costs	1,135	2,314
Insurance-related	1,360	1,272
Other	16,519	15,421
	$82,651	$72,397

In connection with productivity and cost-saving initiatives in the Animal Health segment, we incurred business restructuring costs related to the termination of a contract manufacturing agreement and employee separation charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of the restructuring liability during the nine months ended March 31, 2021:

Liability balance at June 30, 2020	$2,860
Charges	—
Payments	(1,725)
Liability balance at March 31, 2021	$1,135

As of March 31, 2021, $800 and $335 of the restructuring liability balance related to contract termination and employee separation costs, respectively.

	March 31,	June 30,
As of	2021	2020
Other liabilities
Long-term operating lease liabilities	$27,007	$17,276
Long-term and deferred income taxes	12,366	11,680
Supplemental retirement benefits, deferred compensation and other	8,463	8,067
International retirement plans	5,360	5,499
U.S. pension plan	1,349	3,563
Derivatives	261	7,691
Contingent consideration	—	4,840
Restructuring costs	—	546
Other long-term liabilities	8,613	11,239
	$63,419	$70,401

	March 31,	June 30,
As of	2021	2020
Accumulated other comprehensive income (loss)
Derivative instruments	$(2,881)	$(13,448)
Foreign currency translation adjustment	(108,083)	(103,738)
Unrecognized net pension losses	(22,155)	(22,571)
Benefit for income taxes on derivative instruments	615	3,256
Benefit for incomes taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(2,154)	(2,050)
	$(126,492)	$(130,385)

5. Debt

Term Loans and Revolving Credit Facilities

2021 Credit Agreement – Subsequent Event

In April 2021, we entered into an amended and restated credit agreement (the “2021 Credit Agreement”) under which we have a term A loan in an aggregate initial principal amount of $300,000 (the “2021 Term A Loan”) and a revolving credit facility under which we can borrow up to $250,000, subject to the terms of the agreement (the “2021 Revolver” and together with the 2021 Term A Loan, the “2021 Credit Facilities”). The 2021 Credit Agreement amends and restates the credit agreement entered into in June 2017 (the “2017 Credit Agreement”). The 2021 Credit Facilities were used to refinance all of the Term A loans and revolving credit facility amounts outstanding under the 2017 Credit Agreement and to pay fees and expenses of the transaction. The 2021 Revolver contains a letter of credit facility. The 2021 Credit Facilities mature in April 2026. Refer to “Note 12 – Subsequent Event” for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2017 Credit Agreement

At March 31, 2021, under the 2017 Credit Agreement, we had a term A loan with an aggregate initial principal amount of $250,000 (the “2017 Term A Loan”) and a revolving credit facility under which we could borrow up to $250,000, subject to the terms of the agreement (the “2017 Revolver” and together with the 2017 Term A Loan, the “2017 Credit Facilities”). The interest rate per annum applicable to the loans under the 2017 Credit Facilities was based on a fluctuating rate of interest plus an applicable rate equal to 2.00%, 1.75% or 1.50%, in the case of LIBOR and Eurodollar rate loans and 1.00%, 0.75% or 0.50%, in the case of base rate loans; the applicable rates were based on the First Lien Net Leverage Ratio, as defined in the 2017 Credit Agreement. The LIBOR rate was subject to a floor of 0.00%. The 2017 Credit Facilities would have matured in June 2022.

The 2017 Credit Agreement required, among other things, compliance with financial covenants that permitted: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2017 Credit Agreement contained an acceleration clause should an event of default (as defined in the 2017 Credit Agreement) occur. As of March 31, 2021, we were in compliance with the financial covenants.

As of March 31, 2021, we had $176,000 in borrowings under the 2017 Revolver and had outstanding letters of credit of $2,709, leaving $71,291 available for borrowings and letters of credit under the 2017 Revolver. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%, plus the applicable rate. The agreement matures in June 2022. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 9 — Derivatives.”

In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%, plus the applicable rate. In July 2022, this agreement increases to a notional principal amount of $300,000 through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.62%, plus the applicable rate. We designated the interest rate swaps as highly effective cash flow hedges. For additional details, see “Note 9 — Derivatives.”

The 2017 and 2020 interest rate swap agreements will continue to remain in place on our interest obligations associated with the 2021 Credit Facilities.

As of March 31, 2021, the interest rates for the 2017 Revolver and the 2017 Term A Loan were 2.14% and 3.26%, respectively. The weighted-average interest rates for the 2017 Revolver were 2.25% and 3.44% for the nine months ended March 31, 2021 and 2020, respectively. The weighted-average interest rates for the 2017 Term A Loan were 3.36% and 3.45% for the nine months ended March 31, 2021 and 2020, respectively.

Long-Term Debt

	March 31,	June 30,
As of	2021	2020
2017 Term A Loan due June 2022	$204,687	$218,750
Unamortized debt issuance costs	(464)	(743)
	204,223	218,007
Less: current maturities	(23,437)	(18,750)
	$180,786	$199,257

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. During the three months ended March 31, 2021, we amended and extended the lease agreement for our corporate office, increasing the value of our lease commitments. The remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 15 years.

The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:

	March 31,	June 30,
As of	2021	2020	Balance Sheet Classification
Assets:
Operating lease ROU assets	$31,842	$22,873	Other Assets

Liabilities:
Current portion	6,354	6,439	Accrued expenses and other current liabilities
Non-current portion	27,007	17,276	Other liabilities
Total operating lease liabilities	$33,361	$23,715

As of	March 31, 2021	June 30, 2020
Weighted average remaining lease term (in years) - ROU operating leases	8.61	6.49
Weighted average discount rate - ROU operating leases	4.07%	4.40%

The following table summarizes the composition of net lease expense:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Operating lease expense	$1,919	$1,885	$5,901	5,647
Variable lease expense	317	361	928	992
Short-term lease expense	219	196	622	613
Total lease expense	$2,455	$2,442	$7,451	$7,252

The following table includes supplemental cash flow information:

	Nine Months Ended
	March 31,
	2021	2020
Operating cash flows used for ROU operating leases	$6,131	$5,529
Right of use assets obtained in exchange for new operating lease liabilities	$13,882	$8,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2021, maturities of future lease liabilities were:

For the Years Ending June 30,
2021	$2,047
2022	7,047
2023	5,143
2024	4,101
2025	3,320
2026 and thereafter	18,357
Total lease payments	40,015
Less: interest	6,654
Total operating lease liabilities	$33,361

There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of March 31, 2021. Our lease agreements do not contain any material restrictive covenants or residual guarantee provisions.

7. Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to us as employees or consultants and received aggregate compensation and benefits of approximately $372 and $364 during the three months ended March 31, 2021 and 2020, respectively, and $1,297 and $1,204 during the nine months ended March 31, 2021 and 2020, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $4,305 and $5,254 as of March 31, 2021, and June 30, 2020, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “Note 10 — Fair Value Measurements.”

In July 2017, we entered into an interest rate swap agreement on the first $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325% plus the applicable rate. The agreement matures in June 2022. In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62% plus the applicable rate. On the maturity of the July 2017 agreement, this agreement increases to a notional principal amount of $300,000 through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.62% plus the applicable rate. The forecasted transactions are probable of occurring, and the interest rate swaps have been designated as highly effective cash flow hedges.

We entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through February 2023. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

The following table details the Company’s outstanding derivatives that are designated and effective as cash flow hedges as of March 31, 2021:

		Notional			Fair value as of
		Amount at		Consolidated	March 31,	June 30,
Instrument	Hedge	March 31, 2021		Balance Sheet	2021	2020
Options	Brazilian Real calls	R$	132,000	(1)	$431	$126
Options	Brazilian Real puts	R$	132,000	(1)	$(2,710)	$(3,900)
Swap	Interest rate swaps		$300,000	(2)	$(602)	$(9,674)
(1)	We record the net fair values of our outstanding foreign currency option contracts within the respective balance sheet line item based on the net financial position and maturity date of the individual contracts as of the balance sheet date. As of March 31, 2021, and June 30, 2020, accrued expenses and other current liabilities included net fair values of $2,018 and $2,477, respectively. As of March 31, 2021, and June 30, 2020, other liabilities included net fair values of $261 and $1,297, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	We classify the current and noncurrent amounts associated with our interest rate swaps based on the expected timing of the cash flows. As of March 31, 2021, and June 30, 2020, accrued expenses and other current liabilities included net fair values of $3,307 and $3,280, respectively. As of March 31, 2021, other assets included net fair values of $2,705. As of June 30, 2020, other liabilities included net fair values of $6,394.

The following tables show the effects of derivatives on the consolidated statements of operations and other comprehensive income (“OCI”) for the three and nine months ended March 31, 2021 and 2020.

							Consolidated Statement
				Gain (Loss) recognized in consolidated			of Operations line
For the Three Months Ended March 31		Gain (Loss) recorded in OCI		statements of operations			item total
				Consolidated
				Statement of
Instrument	Hedge	2021	2020	Operations	2021	2020	2021	2020
Options	Brazilian Real puts and calls	$(836)	$(3,945)	Cost of goods sold	$(384)	$(8)	$142,564	$141,188
Swap	Interest rate swap	$6,585	$(6,050)	Interest expense, net	$(825)	$59	$2,933	$3,263

							Consolidated Statement
				Gain (Loss) recognized in			of Operations line
For the Nine Months Ended March 31		Gain (Loss) recorded in OCI		consolidated statements of operations			item total
				Consolidated
				Statement
Instrument	Hedge	2021	2020	of Operations	2021	2020	2021	2020
Options	Brazilian Real puts and calls	$1,495	$(3,886)	Cost of goods sold	$(521)	$(116)	$411,523	$418,153
Swap	Interest rate swap	$9,072	$(6,113)	Interest expense, net	$(2,466)	$228	$8,957	$10,049

We recognize gains (losses) related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Realized net losses of $1,826 related to matured contracts were recorded as a component of inventory as of March 31, 2021. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next twelve months.

10. Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Assets (Liabilities)

	March 31, 2021			June 30, 2020
As of	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$44,000	$—	$—	$55,000	$—	$—
Foreign currency derivatives	$—	$(2,279)	$—	$—	$(3,774)	$—
Interest rate swaps	$—	$(602)	$—	$—	$(9,674)	$—
Contingent consideration on acquisitions	$—	$—	$(4,840)	$—	$—	$(4,840)

There were no transfers between levels during the periods presented.

The contingent consideration on acquisitions is the minimum amount payable in accordance with the acquisition agreement for Osprey.

11. Business Segments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

	Three Months		Nine Months
For the Periods Ended March 31	2021	2020	2021	2020
Net sales
Animal Health	$134,380	$138,974	$398,987	$404,513
Mineral Nutrition	58,153	56,200	163,750	164,534
Performance Products	19,196	15,565	50,335	45,424
Total segments	$211,729	$210,739	$613,072	$614,471

Depreciation and amortization
Animal Health	$6,457	$6,665	$19,476	$19,760
Mineral Nutrition	646	629	2,042	1,871
Performance Products	416	509	1,284	1,303
Total segments	$7,519	$7,803	$22,802	$22,934

Adjusted EBITDA
Animal Health	$30,962	$34,635	$94,412	$93,534
Mineral Nutrition	5,232	4,055	12,464	11,214
Performance Products	2,929	1,506	7,167	3,815
Total segments	$39,123	$40,196	$114,043	$108,563
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$17,782	$18,664	$50,343	$39,131
Interest expense, net	2,933	3,263	8,957	10,049
Depreciation and amortization – Total segments	7,519	7,803	22,802	22,934
Depreciation and amortization – Corporate	399	445	1,240	1,243
Corporate costs	11,073	10,064	33,162	30,283
Stock-based compensation	—	565	1,129	1,694
Restructuring costs	—	—	—	425
Acquisition-related cost of goods sold	—	—	—	280
Acquisition-related transaction costs	—	—	—	462
Acquisition-related other	—	—	—	167
Foreign currency (gains) losses, net	(583)	(608)	(3,590)	1,895
Adjusted EBITDA – Total segments	$39,123	$40,196	$114,043	$108,563

	March 31,	June 30,
	2021	2020
Identifiable assets
Animal Health	$565,958	$560,663
Mineral Nutrition	70,269	65,686
Performance Products	35,291	31,016
Total segments	671,518	657,365
Corporate	133,499	126,735
Total	$805,017	$784,100

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax-related assets and certain other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Subsequent Event

In April 2021, we entered into the 2021 Credit Agreement under which we have the 2021 Term A Loan in an aggregate initial principal amount of $300,000 and the 2021 Revolver under which we can borrow up to $250,000, subject to the terms of the agreement. The 2021 Credit Agreement amends and restates the 2017 Credit Agreement. The 2021 Credit Facilities were used to refinance the outstanding 2017 Term A Loan and 2017 Revolver balances and to pay fees and expenses of the transaction. The 2021 Revolver contains a letter of credit facility.

The 2021 Credit Facilities mature in April 2026. The 2021 Term A Loan is repayable in quarterly installments as set forth below, with the balance payable at maturity.

Payment Date	Quarterly Installment
June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022	$1,875
June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023	$3,750
June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024	$3,750
June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025	$5,625
June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026	$7,500

Borrowings under the 2021 Credit Facilities bear interest at rates based on the First Lien Net Leverage Ratio, as defined in the 2021 Credit Agreement. The interest rate per annum applicable to the loans under the Credit Facilities will be based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either (1) a base rate determined by reference to the highest of (a) the “prime rate” as publicly announced from time to time (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%, or (2) a Eurocurrency rate determined by reference to LIBOR with a term as selected by the Company, of one day or one, three or six months (or twelve months or any shorter amount of time if consented to by all of the lenders under the applicable loan). The Credit Facilities have applicable rates equal to (x) 1.00%, in the case of base rate loans, and 2.00%, in the case of LIBOR loans, if the First Lien Net Leverage Ratio is greater than or equal to 3.50:1.00, (y) 0.75%, in the case of base rate loans, and 1.75%, in the case of LIBOR loans, if the 2021 First Lien Net Leverage Ratio is less 3.50:1.00 but greater than or equal to 2.25:1.00, and (z) 0.50%, in the case of base rate loans, and 1.50%, in the case of LIBOR loans, if the First Lien Net Leverage Ratio is less than 2.25:1.00.

The applicable rates under the 2021 Credit Agreement compare with the 2017 Credit Agreement as follows:

First Lien Net	2021 Credit Agreement			2017 Credit Agreement
Leverage Ratio	Applicable rates*			Applicable rates*
	Base Rate loans	LIBOR loans		Base Rate loans	LIBOR loans
≥3.50:1.00	1.00%	2.00%	≥3.00:1.00	1.00%	2.00%
≥2.25:1.00 and <3.50:1.00	0.75%	1.75%	≥2.25:1.00 and <3.00:1.00	0.75%	1.75%
<2.25:1.00	0.50%	1.50%	<2.25:1.00	0.50%	1.50%

* Range of applicable rates, depending upon the First Lien Net Leverage ratio

The Company must pay a quarterly commitment fee based upon the product of (i) the applicable rate as described below and (ii) the actual daily amount by which the aggregate revolving commitments exceed the sum of (A) the outstanding revolving credit loans under the 2021 Revolver and (B) obligations associated with any outstanding letters of credit in the applicable quarterly period. The Company also must pay the letter of credit issuer fees based upon the amount available to be drawn under such letters of credit.

The applicable rate under the Credit Facilities with respect to the commitment fee described in the immediately preceding paragraph is equal to (x) 0.30% if the First Lien Net Leverage Ratio is greater than or equal to 3.50:1.00, (y) 0.25% if the First Lien Net Leverage Ratio is less 3.50:1.00 but greater than or equal to 2.25:1.00, and (z) 0.20% if the First Lien Net Leverage Ratio is less than 2.25:1.00.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2021 Credit Agreement is subject to substantially the same affirmative and negative covenants and events of default as the 2017 Credit Agreement, subject to certain exceptions and thresholds. The 2021 Credit Facilities are secured by substantially the same collateral as the collateral that secured the obligations under the 2017 Credit Agreement, subject to certain exceptions and thresholds.

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

Effects of the COVID-19 pandemic

The global food and animal production industry has experienced demand disruption, production impacts, price declines and currency volatility in international markets due to the COVID-19 pandemic. The response to the global outbreak of COVID-19 continues to evolve. Governmental authorities continue to implement measures to contain virus outbreaks, such as travel bans, quarantines, shelter-in-place orders, site closures and business shutdowns. Although vaccines are now available, distribution efforts vary widely country-by-country and state-by-state. The pandemic may have significant economic impacts on customers, suppliers and markets. New information may continue to emerge concerning COVID-19 and the actions required to contain or treat it may affect the duration and severity of the economic impact. We believe the global food and animal production industry is returning to stability, but the potential impact of COVID-19 continues to evolve and future industry outlooks remain uncertain.

Phibro is an integral participant in the essential production of meat, milk, eggs and fish for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Our global production facilities have continued to operate without interruption, despite supply chain and logistical challenges. Our sales and technical service people remain in close virtual contact with our customers, as most travel and in-person meetings have been cancelled. Most of our administrative and management staff are working remotely. We have experienced some cost increases from the safety measures implemented to protect our employees as well as from supply chain disruptions. We have maintained headcount and compensation at or above constant levels. We continue to monitor sales trends, cash flow and liquidity.

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

In September 2020, Phibro commented on the proposed order, reiterating the safety of carbadox and the appropriateness of the regulatory method, and further offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method. Phibro disagrees with the agency's actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the NOOH process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. There is no defined timeline for the conclusion of this matter.Should we be unable to successfully defend the safety of the product, the loss of carbadox sales would have an adverse effect on our financial condition and results of operations. Sales of carbadox for the twelve months ended March 31, 2021, were $19 million.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Nine Months
For the Periods Ended March 31	2021	2020	Change		2021	2020	Change

	(in thousands, except per share amounts and percentages)
Net sales	$211,729	$210,739	$990	0%	$613,072	$614,471	$(1,399)	(0)%
Gross profit	69,165	69,551	(386)	(1)%	201,549	196,318	5,231	3%
Selling, general and administrative expenses	49,033	48,232	801	2%	145,839	145,243	596	0%
Operating income	20,132	21,319	(1,187)	(6)%	55,710	51,075	4,635	9%
Interest expense, net	2,933	3,263	(330)	(10)%	8,957	10,049	(1,092)	(11)%
Foreign currency (gains) losses, net	(583)	(608)	25	*	(3,590)	1,895	(5,485)	*
Income before income taxes	17,782	18,664	(882)	(5)%	50,343	39,131	11,212	29%
Provision for income taxes	5,621	5,163	458	9%	13,079	11,221	1,858	17%
Net income	$12,161	$13,501	$(1,340)	(10)%	$37,264	$27,910	$9,354	34%

Net income per share
basic	$0.30	$0.33	$(0.03)		$0.92	$0.69	$0.23
diluted	$0.30	$0.33	$(0.03)		$0.92	$0.69	$0.23

Weighted average number of shares outstanding
basic	40,483	40,454			40,463	40,454
diluted	40,504	40,504			40,504	40,504

Ratio to net sales
Gross profit	32.7%	33.0%			32.9%	31.9%
Selling, general and administrative expenses	23.2%	22.9%			23.8%	23.6%
Operating income	9.5%	10.1%			9.1%	8.3%
Income before income taxes	8.4%	8.9%			8.2%	6.4%
Net income	5.7%	6.4%			6.1%	4.5%
Effective tax rate	31.6%	27.7%			26.0%	28.7%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2021	2020	Change		2021	2020	Change

	(in thousands, except percentages)
Net sales
MFAs and other	$78,530	$82,670	$(4,140)	(5)%	$238,810	$249,659	$(10,849)	(4)%
Nutritional specialties	36,978	34,636	2,342	7%	105,972	98,131	7,841	8%
Vaccines	18,872	21,668	(2,796)	(13)%	54,205	56,723	(2,518)	(4)%
Animal Health	134,380	138,974	(4,594)	(3)%	398,987	404,513	(5,526)	(1)%
Mineral Nutrition	58,153	56,200	1,953	3%	163,750	164,534	(784)	(0)%
Performance Products	19,196	15,565	3,631	23%	50,335	45,424	4,911	11%
Total	$211,729	$210,739	$990	0%	$613,072	$614,471	$(1,399)	(0)%

Adjusted EBITDA
Animal Health	$30,962	$34,635	$(3,673)	(11)%	$94,412	$93,534	$878	1%
Mineral Nutrition	5,232	4,055	1,177	29%	12,464	11,214	1,250	11%
Performance Products	2,929	1,506	1,423	94%	7,167	3,815	3,352	88%
Corporate	(11,073)	(10,064)	(1,009)	10%	(33,162)	(30,283)	(2,879)	10%
Total	$28,050	$30,132	$(2,082)	(7)%	$80,881	$78,280	$2,601	3%

Adjusted EBITDA ratio to segment net sales
Animal Health	23.0%	24.9%			23.7%	23.1%
Mineral Nutrition	9.0%	7.2%			7.6%	6.8%
Performance Products	15.3%	9.7%			14.2%	8.4%
Corporate(1)	(5.2)%	(4.8)%			(5.4)%	(4.9)%
Total(1)	13.2%	14.3%			13.2%	12.7%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2021	2020	Change		2021	2020	Change

	(in thousands, except percentages)
Net income	$12,161	$13,501	$(1,340)	(10)%	$37,264	$27,910	$9,354	34%
Interest expense, net	2,933	3,263	(330)	(10)%	8,957	10,049	(1,092)	(11)%
Provision for income taxes	5,621	5,163	458	9%	13,079	11,221	1,858	17%
Depreciation and amortization	7,918	8,248	(330)	(4)%	24,042	24,177	(135)	(1)%
EBITDA	28,633	30,175	(1,542)	(5)%	83,342	73,357	9,985	14%
Stock-based compensation	—	565	(565)	*	1,129	1,694	(565)	(33)%
Restructuring costs	—	—	—	*	—	425	(425)	*
Acquisition-related cost of goods sold	—	—	—	*	—	280	(280)	*
Acquisition-related transaction costs	—	—	—	*	—	462	(462)	*
Acquisition-related other, net	—	—	—	*	—	167	(167)	*
Foreign currency (gains) losses, net	(583)	(608)	25	*	(3,590)	1,895	(5,485)	*
Adjusted EBITDA	$28,050	$30,132	$(2,082)	(7)%	$80,881	$78,280	$2,601	3%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended March 31, 2021 and 2020

Net sales

Net sales of $211.7 million for the three months ended March 31, 2021, increased $1.0 million, or less than 1%, as compared to the three months ended March 31, 2020. Animal Health decreased $4.6 million, while Mineral Nutrition and Performance Products increased $2.0 million and $3.6 million, respectively.

Animal Health

Net sales of $134.4 million for the three months ended March 31, 2021, declined $4.6 million, or 3%. Net sales of MFAs and other decreased $4.1 million, or 5%, driven by lower international demand, primarily poultry products in the Latin America region, as well as timing of certain domestic customer orders. Net sales of nutritional specialty products increased $2.3 million, or 7%, principally due to international volume growth in dairy products. Net sales of vaccines declined $2.8 million, or 13%, as challenging economic conditions in Eastern Europe more than offset domestic volume growth and increased demand in the Asia Pacific region.

Mineral Nutrition

Net sales of $58.2 million for the three months ended March 31, 2021, increased $2.0 million, or 3%, driven by increased average selling prices. The increase in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $19.2 million for the three months ended March 31, 2021, increased $3.6 million, or 23%. The increase was driven by strong demand for copper-based products coupled with favorable product pricing correlated with underlying raw material costs.

Gross profit

Gross profit of $69.2 million for the three months ended March 31, 2021, decreased $0.4 million, or 1%, as compared to the three months ended March 31, 2020. Gross margin decreased 30 basis points to 32.7% of net sales for the three months ended March 31, 2021, as compared to 33.0% for the three months ended March 31, 2020.

Animal Health gross profit decreased $3.2 million due to lower sales and unfavorable product mix. Mineral Nutrition gross profit increased $1.2 million, driven primarily by favorable product mix. Performance Products gross profit increased $1.6 million driven by volumes and favorable product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $49.0 million for the three months ended March 31, 2021, increased $0.8 million, or 2%, as compared to the three months ended March 31, 2020. SG&A for the three months ended March 31, 2020, included $0.6 million of stock-based compensation. Excluding these costs, SG&A increased $1.4 million, or 3%.

Animal Health SG&A increased $0.3 million, due to investments in market expansion initiatives in certain international regions, partially offset by decreased marketing and sales team travel costs driven by COVID-19 limitations. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Corporate SG&A increased $1.0 million due to investments in strategic initiatives and incremental performance-related compensation costs, partially offset by a decline in travel costs driven by COVID-19 limitations.

Interest expense, net

Interest expense, net of $2.9 million for the three months ended March 31, 2021, decreased $0.3 million, or 10%, as compared to the three months ended March 31, 2020. Interest expense, net decreased primarily due to favorable variable borrowing rates, partially offset by reduced interest income from short-term investments.

Foreign currency gains, net

Foreign currency gains, net were $0.6 million for the three months ended March 31, 2021 and 2020.

Provision for income taxes

The provision for income taxes was $5.6 million and $5.2 million for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate was 31.6% and 27.7% for the three months ended March 31, 2021 and 2020, respectively. The provision for income taxes during the three months ended March 31, 2021, included a $0.6 million expense related to a detailed deferred tax analysis of property, plant, and equipment and intangible assets. The effective income tax rate, without this expense, would have been 27.9% for the three months ended March 31, 2021.

Net income

Net income of $12.2 million for the three months ended March 31, 2021, decreased $1.3 million, as compared to net income of $13.5 million for the three months ended March 31, 2020. Operating income declined $1.2 million, driven by lower gross profit and increased SG&A expenses. The decrease in gross profit and the overall gross margin was primarily driven by lower volume and unfavorable product mix in the Animal Health segment, partially offset by increased gross profit in the Mineral Nutrition and Performance Products segments. SG&A expenses increased due to investments in strategic initiatives and incremental performance-related compensation costs, partially offset by a decline in travel costs driven by COVID-19 limitations. Interest expense was lower by $0.3 million, while income tax expense increased $0.5 million.

Adjusted EBITDA

Adjusted EBITDA of $28.1 million for the three months ended March 31, 2021, declined $2.1 million, or 7%, as compared to the three months ended March 31, 2020. Animal Health Adjusted EBITDA decreased $3.7 million on lower sales and gross profit and increased SG&A costs. Mineral Nutrition Adjusted EBITDA increased $1.2 million, driven by increased gross profit on favorable product mix. Performance Products Adjusted EBITDA increased $1.4 million driven by increased gross profit. Corporate expenses increased $1.0 million, primarily due to investments in strategic initiatives and incremental performance-related compensation costs, partially offset by a decline in travel costs driven by COVID-19 limitations.

Comparison of nine months ended March 31, 2021 and 2020

Net sales

Net sales of $613.1 million for the nine months ended March 31, 2021, decreased $1.4 million, or less than 1%, as compared to the nine months ended March 31, 2020. Animal Health and Mineral Nutrition declined $5.5 million and $0.8 million, respectively. Performance Products increased $4.9 million.

Animal Health

Net sales of $399.0 million for the nine months ended March 31, 2021, declined $5.5 million, or 1%. Net sales of MFAs and other declined $10.8 million, or 4%, due to reduced demand in China following regulatory changes effective January 1, 2020, and lower volume in Latin America, partially offset by net sales growth in other products and regions, including domestic swine. Net sales of nutritional specialty products grew $7.8 million, or 8%, due to international and domestic volume growth in dairy products, partially offset by lower sales in domestic poultry. Net sales of vaccines declined $2.5 million, or 4%, as challenging economic conditions in Eastern Europe more than offset domestic volume growth and increased demand in the Asia Pacific region.

Mineral Nutrition

Net sales of $163.8 million for the nine months ended March 31, 2021, decreased $0.8 million, or less than 1%. Lower overall average selling prices were partially offset by increased unit volumes. The decline in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $50.3 million for the nine months ended March 31, 2021, increased $4.9 million, or 11%, driven by increased volumes of copper-based products.

Gross profit

Gross profit of $201.5 million for the nine months ended March 31, 2021, increased $5.2 million, or 3%, as compared to the nine months ended March 31, 2020. Gross margin increased 100 basis points to 32.9% of net sales for the nine months ended March 31, 2021, as compared to 31.9% for the nine months ended March 31, 2020. The nine months ended March 31, 2020, included $0.3 million of acquisition-related cost of goods sold.

Animal Health gross profit increased $0.5 million, due to increased volumes of nutritional specialty products and favorable production costs, primarily related to foreign currency movements. These increases were partially offset by lower volumes of MFAs and other and vaccine products and unfavorable product mix. Mineral Nutrition gross profit increased $1.1 million, driven by favorable raw material costs and product mix, partially offset by declines in average selling prices. Performance Products gross profit increased $3.3 million, driven by higher volume coupled with decreases in raw material and production costs.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $145.8 million for the nine months ended March 31, 2021, increased $0.6 million, or less than 1%, as compared to the nine months ended March 31, 2020. SG&A for the nine months ended March 31, 2021 included $1.1 million of stock-based compensation. SG&A for the nine months ended March 31, 2020, included $1.7 million of stock-based compensation, $0.4 million of restructuring costs, $0.5 million of acquisition-related transaction costs and $0.2 million of other acquisition-related costs. Excluding these costs, SG&A increased $2.3 million, or 2%.

Animal Health SG&A decreased $0.6 million primarily due to the favorable effects of foreign currency exchange and decreased marketing and sales team travel costs driven by COVID-19 limitations. These expense declines were partially offset by increased professional fees to support the continued use of carbadox and investments in market expansion initiatives in certain international regions. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Corporate expenses increased $2.9 million, driven by investments in strategic initiatives, as well as incremental costs for performance-related compensation, professional fees and information technology. These cost increases were partially offset by lower travel expenses driven by COVID-19 limitations. The stock-based compensation, restructuring costs, acquisition-related transaction costs and other acquisition-related costs resulted in a net $1.7 million decrease to SG&A.

Interest expense, net

Interest expense, net of $9.0 million for the nine months ended March 31, 2021, decreased $1.1 million, or 11%, as compared to the nine months ended March 31, 2020. Interest expense, net decreased primarily due to favorable variable interest rates, partially offset by higher levels of debt outstanding and lower interest income from short-term investments.

Foreign currency (gains) losses, net

Foreign currency gains, net for the nine months ended March 31, 2021, were $3.6 million, as compared to net losses of $1.9 million for the nine months ended March 31, 2020. Foreign currency gains primarily arose from intercompany balances, driven by the movement of the Mexican, South African, Turkish and Brazilian currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $13.1 million and $11.2 million for the nine months ended March 31, 2021 and 2020, respectively. The effective income tax rate was 26.0% and 28.7% for the nine months ended March 31, 2021 and 2020, respectively. The provision for income taxes during the nine months ended March 31, 2021, included (i) a $1.5 million benefit for the years ended June 30, 2020 and 2019 related to final regulations issued in July 2020 for the Global Intangible Low-Taxed Income (“GILTI”) tax, (ii) an $0.8 million benefit related to exchange rate differences on intercompany dividends, (iii) a $0.6 million benefit for the reversal of an uncertain tax position and (iv) a $0.6 million expense related to a detailed deferred tax analysis of property, plant, and equipment and intangible assets. The effective income tax rate, without these items, would have been 30.3% for the nine months ended March 31, 2021.

Net income

Net income of $37.3 million for the nine months ended March 31, 2021, increased $9.4 million, as compared to net income of $27.9 million for the nine months ended March 31, 2020. The increase was primarily driven by higher operating income of $4.6 million, lower interest expense of $1.1 million and increased foreign currency gains of $5.5 million, partially offset by a $1.9 million increase to the provision for income taxes. The increase in operating income was driven by a $5.2 million increase in gross profit, partially offset by increased SG&A costs of $0.6 million.

Adjusted EBITDA

Adjusted EBITDA of $80.9 million for the nine months ended March 31, 2021, increased $2.6 million, or 3%, as compared to the nine months ended March 31, 2020. Animal Health Adjusted EBITDA increased $0.9 million, driven by increased gross profit and lower SG&A expenses. Mineral Nutrition and Performance Products Adjusted EBITDA increased $1.3 million and $3.4 million, respectively, on higher gross profit. Corporate expenses increased $2.9 million driven by investments in strategic initiatives as well as incremental costs for performance-related compensation, professional fees and information technology. These cost increases were partially offset by lower travel expenses driven by COVID-19 limitations.

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

	Nine Months
For the Periods Ended March 31	2021	2020	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$45,236	$55,471	$(10,235)
Investing activities	(11,390)	(110,857)	99,467
Financing activities	(21,632)	25,951	(47,583)
Effect of exchange-rate changes on cash and cash equivalents	546	(1,390)	1,936
Net increase/(decrease) in cash and cash equivalents	$12,760	$(30,825)	$43,585

Certain amounts may reflect rounding adjustments.

Net cash provided (used) by operating activities was comprised of:

	Nine Months
For the Periods Ended March 31	2021	2020	Change

	(in thousands)
EBITDA	$83,342	$73,357	$9,985
Adjustments:
Stock-based compensation	1,129	1,694	(565)
Restructuring costs	—	425
Acquisition-related cost of goods sold	—	280	(280)
Acquisition-related transaction costs	—	462	(462)
Acquisition other, net	—	167
Foreign currency (gains) losses, net	(3,590)	1,895	(5,485)
Interest paid, net	(8,123)	(9,171)	1,048
Income taxes paid	(14,335)	(15,045)	710
Changes in operating assets and liabilities and other items	(13,187)	1,407	(14,594)
Net cash provided by operating activities	$45,236	$55,471	$(10,235)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $45.2 million of net cash for the nine months ended March 31, 2021. Cash provided by net income and non-cash items, including depreciation and amortization, was $56.2 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $11.0 million. Accounts receivable used $8.4 million of cash due to increased domestic sales and timing of collections, partially offset by lower sales and favorable collections in international regions. Cash used for inventory was $8.1 million. Inventory increases were primarily due to forecasted future demand and internal production schedules. For certain products, we are maintaining safety stocks to mitigate potential disruptions in production. Other assets and accounts payable used $1.0 million and $0.8 million of cash, respectively. Prepaid expenses and other current assets provided $3.7 million of cash due to timing of domestic payments. Accrued expenses and other liabilities provided cash of $3.6 million due to timing of payments for employee-related liabilities, partially offset by payments made for environmental remediation procedures.

Investing activities

Investing activities used $11.4 million of net cash for the nine months ended March 31, 2021. Capital expenditures were $22.2 million as we continued to invest in expanding production capacity and productivity improvements. Net proceeds from maturities of short-term investments were $11.0 million.

Financing activities

Financing activities used $21.6 million of net cash for the nine months ended March 31, 2021. Net borrowings on our Revolver provided $7.0 million. We paid $14.6 million in dividends to holders of our Class A and Class B common stock. We paid $14.1 million in scheduled debt and other requirements.

Liquidity and capital resources

In April 2021, we entered into an amended and restated credit agreement (the “2021 Credit Agreement”) under which we have a term A loan in an aggregate initial principal amount of $300 million (the “2021 Term A Loan”) and a revolving credit facility under which we can borrow up to $250 million, subject to the terms of the agreement (the “2021 Revolver” and together with the 2021 Term A Loan, the “2021 Credit Facilities”). The 2021 Credit Agreement amends and restates the credit agreement entered into in June 2017 (the “2017 Credit Agreement”). The 2021 Credit Facilities were used to refinance all of the Term A loans and revolving credit facility amounts outstanding under the 2017 Credit Agreement and to pay fees and expenses of the transaction. The 2021

Revolver contains a letter of credit facility. The 2021 Credit Facilities mature in April 2026. Refer to “Note 12 – Subsequent Event” for further information.

We believe our cash on hand, operating cash flow and financing arrangements, including the availability of borrowings under the 2021 Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. We are aware of the current and potential future effects of COVID-19 on the financial markets. We expect adequate liquidity for at least the next twelve months. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2021 Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including those caused by COVID-19. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:

	March 31,	June 30,
As of	2021	2020

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$93,103	$91,343
Working capital	233,161	222,006
Ratio of current assets to current liabilities	2.60:1	2.60:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of March 31, 2021, we had $176.0 million in outstanding borrowings under the 2017 Revolver and had outstanding letters of credit and other commitments of $2.7 million, leaving $71.3 million available for borrowings and letters of credit.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock, payable on June 23, 2021. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of March 31, 2021, our cash and cash equivalents and short-term investments included $92.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

During the three months ended March 31, 2021, we amended and extended the lease agreement for our corporate office, increasing the value of our lease commitments. For the nine months ended March 31, 2021, the total right of use assets obtained in exchange for new operating lease liabilities were $13.9 million. As of our March 31, 2021, our total lease commitment value was $40.0 million.

In April 2021, we entered into the 2021 Credit Agreement. Refer to “Note 12 – Subsequent Event” for further information.

There were no other material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report.

Material Weakness Remediation Efforts

We continue to make further progress in implementing changes to our internal controls over financial reporting to remediate the material weaknesses described in "Item 9A. Controls and Procedures" in the Annual Report.

During the quarter ended September 30, 2020, we completed a gap analysis of our key controls. In completing this analysis, we identified areas where new controls were needed and enhancements to existing controls, policies and procedures needed to be made.

We continue to execute further steps in our remediation plan by enhancing and supplementing the finance team through an increased number of compliance-focused roles, reassigning responsibilities, and adding additional resources with an appropriate level of knowledge and experience commensurate with our financial reporting requirements. During the quarter ended March 31, 2021, we hired a Vice President, Global Tax and a Manager of Internal Controls in North America, as well as appointed managers to oversee Sarbanes-Oxley (“SOX”) compliance in each of our key regions, reporting to our VP of Finance and Internal Controls, in order to better align our resources to our financial reporting requirements and strengthen, monitor and support our remediation efforts.

Our actions to address the material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, and appropriately authorized and approved across our key business cycles. During the quarter ended March 31, 2021, and with the oversight of our Board of Directors, we enhanced our delegation of authority and established new management authorization levels. We also initiated a global SOX awareness program, featuring the Chief Executive Officer of the Company and other key members of management to continue to emphasize the importance of SOX and the related compliance procedures for our company as part of the overall training and education element of our remediation plan.

Our efforts include ensuring access to key financial systems and records is restricted to appropriate users and the appropriate level of segregation of duties is maintained. During the quarter ended March 31, 2021, and in accordance with our remediation plan, we have finalized the design and implementation of user access controls and segregation of duties monitoring controls and made continued improvements by reducing the number of segregation of duties conflicts within our key financial systems and evaluated mitigating controls. We continue to evaluate opportunities to limit access and modify responsibilities of certain personnel.

We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvements in our control environment. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine it is necessary to take additional actions to address control deficiencies or modify certain of the remediation measures. While we have made progress in accordance with our remediation plan, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot yet determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal controls over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in connection with the changes designed and implemented as a result of our remediation plan of the previously identified material weaknesses, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2021.

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

Phibro Animal Health Corporation

May 6, 2021	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

May 6, 2021	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer