Form 10-K
period 2021-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2021-08-25
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-36410

Phibro Animal Health Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-1840497
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Glenpointe Centre East, 3rd Floor
300 Frank W. Burr Boulevard, Suite 21
Teaneck, New Jersey	07666-6712
(Address of Principal Executive Offices)	(Zip Code)

(201) 329-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	PAHC	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $392,829,585 as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the Nasdaq Stock Market. The registrant has no non-voting common stock.

As of August 23, 2021, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on November  1, 2021 (hereinafter referred to as the “2021 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2021.

PHIBRO ANIMAL HEALTH CORPORATION

Forward-Looking Statements and Risk Factors Summary

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	the potential Food and Drug Administration “FDA” withdrawal of approval of our Mecadox (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	outbreaks of animal diseases could significantly reduce demand for our products;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	exposure relating to rising costs and reduced customer income;
●	competition deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	terrorist attacks, particularly attacks on or within markets in which we operate;
●	our ability to successfully implement our strategic initiatives;

●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes;
●	modification of foreign trade policy may harm our food animal product customers;
●	our dependence on our Israeli and Brazilian operations;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A. of this Annual Report on Form 10-K.

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

Market, Ranking and Other Industry Data

Unless otherwise indicated, information contained in this report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on management estimates. Management estimates are derived from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. We believe these estimates are reasonable as of the date of this report, or if an earlier date is specified, as of such earlier date. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information is subject to change and cannot always be verified due to limits on the availability and reliability of independent sources, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, purchasing patterns and consumer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth in this report, and estimates and beliefs based on such data, may not be reliable.

Trademarks, Service Marks and Trade Names

The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: AB20®; Animate®; Aviax®; Aviax Plus™; Avi-Carb®; Banminth®; Bloat Guard®; Boviprol™; Cellerate Yeast Solutions®; Cerdimix™; Cerditac™; Coxistac™; Emulsigen®; Eskalin™; Gemstone®; Lactrol®; Magni-Phi®; MB-1™; Mecadox®; MJPRRS®; MVP Adjuvants®; Neo-Terramycin®; Neo-TM™; Nicarb®; Nicarmix®; OmniGen®; pHi-Tech™; Posistac™; Provia Prime™; Rumatel®; Stafac®; TAbic®; Tailor Made®; Terramycin®; TM-50®; TM-100™; V.H.®; V-Max®; and Vistore®.

PART I

Item 1.   Business

Overview

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We strive to be a trusted partner with livestock producers, veterinarians and farmers by providing solutions to help them maintain and enhance the health of their animals and produce healthy, affordable food while using fewer natural resources. We sell more than 1,625 product presentations in over 80 countries to approximately 3,725 customers. We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle and aquaculture. Our products help prevent, control and treat diseases and support nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products either directly to integrated poultry, swine and cattle producers or through commercial animal feed manufacturers, wholesalers and distributors.

Our products include:

●	Animal health products such as antibacterials, anticoccidials, nutritional specialty products and vaccines that help improve the animal’s health and therefore improve performance, food safety and animal welfare. Our Animal Health segment also includes antibacterials and other processing aids used to improve production efficiency in the ethanol fermentation industry.
●	Mineral nutrition products that fortify the animal’s diet and help maintain optimal health.

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

Phibro is an integral participant in the essential production of meat, milk, eggs and fish for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Despite supply chain and logistical challenges, our global production facilities have continued to operate without interruption, and we have implemented procedures designed to protect our employees, taking into account guidelines published by the relevant governmental health agencies. Our sales and technical service people remain in close virtual contact with our customers, as most travel and in-person meetings have been cancelled. Many of our administrative and management staff are working remotely.

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

Business Segments

We manage our business in three segments — Animal Health, Mineral Nutrition, and Performance Products — each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:

	Segments			Change				Percentage of total
For the Year Ended June 30	2021	2020	2019	2021 / 2020		2020 / 2019		2021	2020	2019

		($ in millions)
Animal Health	$546	$527	$532	$19	4%	$(5)	(1)%	65%	66%	64%
Mineral Nutrition	221	214	234	6	3%	(19)	(8)%	26%	27%	28%
Performance Products	67	59	62	8	14%	(3)	(5)%	8%	7%	8%
Total	$833	$800	$828	$33	4%	$(28)	(3)%

	Species			Change				Percentage of total
For the Year Ended June 30	2021	2020	2019	2021 / 2020		2020 / 2019		2021	2020	2019

		($ in millions)
Poultry	$297	$301	$316	$(4)	(1)%	$(15)	(5)%	36%	38%	38%
Dairy	169	163	170	6	4%	(7)	(4)%	20%	20%	21%
Cattle	106	94	88	12	13%	6	7%	13%	12%	11%
Swine	79	81	101	(2)	(2)%	(20)	(20)%	9%	10%	12%
Other (1)	182	161	153	21	13%	8	5%	22%	20%	18%
Total	$833	$800	$828	$33	4%	$(28)	(3)%

	Regions (2)			Change				Percentage of total
For the Year Ended June 30	2021	2020	2019	2021 / 2020		2020 / 2019		2021	2020	2019

		($ in millions)
United States	$495	$472	$481	$23	5%	$(9)	(2)%	59%	59%	58%
Latin America and Canada	166	159	152	7	4%	7	5%	20%	20%	18%
Europe, Middle East and Africa	114	112	105	2	2%	7	7%	14%	14%	13%
Asia Pacific	58	57	90	1	2%	(33)	(37)%	7%	7%	11%
Total	$833	$800	$828	$33	4%	$(28)	(3)%
(1)	Other includes sales related to: Performance Products customers; the ethanol industry; aquaculture and other minor species; adjuvants for animal vaccine manufacturers; and Mineral Nutrition other customers.
(2)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

Adjusted EBITDA by segment was:

	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2021	2020	2019	2021 / 2020		2020 / 2019		2021	2020	2019

		($ in millions)
Animal Health	$124	$123	$136	$1	1%	$(13)	(10)%	82%	87%	87%
Mineral Nutrition	17	15	16	2	17%	(1)	(7)%	11%	10%	10%
Performance Products	9	5	5	5	108%	(0)	(4)%	6%	3%	3%
Corporate	(43)	(40)	(38)	(2)	*	(2)	*
Total	$108	$102	$118	$6	6%	$(16)	(13)%
(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations General description of non-GAAP financial measures” for description of Adjusted EBITDA.
(2)	Before unallocated corporate costs.

Certain amounts and percentages may reflect rounding adjustments.

Net identifiable assets by segment were:

	Net Identifiable Assets			Change				Percentage of total
As of June 30	2021	2020	2019	2021 / 2020		2020 / 2019		2021	2020	2019

		($ in millions)
Animal Health	$595	$561	$509	$34	6%	$52	10%	71%	71%	70%
Mineral Nutrition	68	66	68	2	3%	(2)	(2)%	8%	8%	9%
Performance Products	37	31	33	6	19%	(2)	(6)%	4%	4%	5%
Corporate	141	127	117	14	11%	10	8%	17%	16%	16%
Total	$841	$784	$727	$56	7%	$58	8%

Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

Certain amounts and percentages may reflect rounding adjustments.

Animal Health

Our Animal Health business develops, manufactures and markets more than 1,100 product presentations, including:

●	antibacterials, which inhibit the growth of pathogenic bacteria that cause infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and related products (MFAs and other);
●	nutritional specialty products, which support nutrition to help improve health and performance (nutritional specialties); and
●	vaccines, which induce an increase in antibody levels against a specific virus or bacterium, thus preventing disease due to infection with wild strains of that virus or bacterium.

Our animal health products help our customers prevent, control and treat diseases and support nutrition to help improve health and well-being, enabling our customers to more efficiently produce high-quality, wholesome and affordable animal protein products for human consumption. We develop, manufacture and market a broad range of animal health products for food animals including poultry, swine, beef and dairy cattle and aquaculture. We provide technical and product support directly to our customers to ensure the optimal use of our products. The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and seasons. As a result, we may experience regional and seasonal fluctuations in our animal health segment.

We continue to build our companion animal business and pipeline. Our Rejensa® joint supplement for dogs continues to gain customer acceptance. Our companion animal development pipeline includes an early-stage atopic dermatitis compound, a novel Lyme vaccine delivery system product and two early-stage oral care compounds.

Animal Health net sales by product group and regions were:

	Product Groups			Change				Percentage of total
For the Years Ended June 30	2021	2020	2019	2021 / 2020		2020 / 2019		2021	2020	2019

		($ in millions)
MFAs and other	$330	$322	$350	$8	2%	$(28)	(8)%	60%	61%	66%
Nutritional specialties	143	129	113	13	10%	16	14%	26%	25%	21%
Vaccines	73	75	68	(2)	(3)%	7	10%	13%	14%	13%
Animal Health	$546	$527	$532	$19	4%	$(5)	(1)%

	Regions(1)			Change				Percentage of total
For the Years Ended June 30	2021	2020	2019	2021 / 2020		2020 / 2019		2021	2020	2019

		($ in millions)
United States	$227	$214	$199	$13	6%	$15	8%	42%	41%	37%
Latin America and Canada	151	148	142	3	2%	6	4%	28%	28%	27%
Europe, Middle East and Africa	110	109	103	1	1%	6	6%	20%	21%	19%
Asia Pacific	58	56	88	2	4%	(32)	(36)%	11%	11%	17%
Total	$546	$527	$532	$19	4%	$(5)	(1)%
(1)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

MFAs and Other

Our MFAs and other products primarily consist of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and other products primarily consist of the production and sale of antibacterials (including Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (including Nicarb®, Aviax®, Aviax Plus™, Coxistac™ and amprolium). Antibacterials inhibit the growth of pathogenic bacteria that cause infections in animals, while anticoccidials inhibit growth of coccidia (parasites) that damage the intestinal tract of animals. The “MFAs and other products” product group also includes antibacterial products and other processing aids, used to improve production efficiencies in the ethanol fermentation industry.

Approximately 48% of our MFAs and other sales in fiscal year 2021 were to the poultry industry, with sales to swine, cattle, dairy and other customers accounting for the remainder. We market our MFAs and other products in all regions where we do business.

Nutritional Specialties

Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. Many of our proprietary nutritional specialty products have been developed through basic research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include the OmniGen® family of products, patented nutritional specialty products that have been shown in several studies to help maintain a cow’s healthy immune system; Animate®, an anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow; Magni-Phi®, a proprietary nutritional specialty product that has been shown to help improve intestinal health and immune response in poultry; Provia PrimeTM, a four-strain direct-fed microbial product for optimization of gut health, which leads to better pathogen control and improved performance in poultry; and, Cellerate Yeast Solutions®, a line of proprietary yeast culture products that are used in all classes of livestock to help improve digestive health, which may lead to improved animal health and performance.

We are also a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. We market our nutritional specialty products in all regions in which we operate.

Vaccines

Our vaccine products are primarily focused on preventing diseases in poultry, swine, cattle, and aquaculture. We market our vaccine products in all regions in which we operate. We market our vaccine products to protect animals from either viral or bacterial disease challenges.

We have developed and market over 350 licensed vaccine presentations for prevention of diseases in poultry, including vaccines to protect against Infectious Bursal Disease, Infectious Bronchitis, Newcastle Disease, Reovirus, Salmonella and Coryza.

We develop, manufacture and market autogenous vaccines against animal diseases for swine, poultry and cattle in the United States. Our autogenous bacterial and viral vaccines allow us to produce custom vaccines for veterinarians that contain antigens specific to each farm, allowing Phibro to provide comprehensive and customized health management solutions to our customers. Our autogenous vaccine products include the Tailor Made® line of vaccines and the MJPRRS® vaccine. We also market adjuvants to animal vaccine manufacturers globally.

We have developed TAbic®, an innovative and proprietary delivery platform for vaccines. TAbic is a patented technology for formulation and delivery of vaccine antigens in effervescent tablets, packaged in sealed aluminum blister packages. The technology replaces the glass bottles that are in common use today, and offers significant sustainability advantages including reduced storage requirements, customer handling and disposal. Several of our vaccine products are available in the patented TAbic format.

We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines, such as:

●	MB-1TM, a live attenuated vaccine for Infectious Bursal disease, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection at the hatchery,
●	TAbic IBVAR206, a live attenuated virus vaccine for Infectious Bronchitis developed from a unique genotype 2 variant strain,
●	The inactivated subunit Infectious Bursal Disease Virus and,
●	Salmin Plus TM, the first multi-variant inactivated vaccine containing Salmonella Enteritis, Salmonella Typhimurium and Salmonella Infantis.

We have developed pHi-Tech™, a new technology in the form of a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information.

We are making a vaccine production facility in Sligo, Ireland operational to produce poultry vaccines, with longer-term expectations to add swine and cattle vaccines. Installation of machinery and equipment and preparation for regulatory approvals is in process.

Mineral Nutrition

Our Mineral Nutrition business manufactures and markets approximately 385 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, swine and beef and dairy cattle. Volume growth in the mineral nutrition sector is primarily driven by livestock production numbers, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary in different seasons of the year and due to changes in weather conditions in a particular region, both of which may cause animal feed consumption to fluctuate. As a result, we may experience regional and seasonal fluctuations in our Mineral Nutrition segment.

Performance Products

Our Performance Products business manufactures and markets a number of specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.

Our Products

Animal Health

MFAs and Other

Our MFAs and other products primarily consist of the production and sale of antibacterials (Stafac, Terramycin, Neo-Terramycin and Mecadox) and anticoccidials (Nicarb, Aviax, Aviax Plus, Coxistac and amprolium). We sell our MFAs and other products in all regions where we do business.

Antibacterials and Anticoccidials

We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals while helping to control pathogens that have a negative impact on animal health and productivity. The table below presents our core MFA products:

		Market Entry of
Product	Active Ingredient	Active Ingredient	Description
Terramycin®/TM-50®/ TM-100™	oxytetracycline	1951	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
Amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock
Mecadox®	carbadox	1972	Antibacterial for enteric pathogens in swine including Salmonellosis and dysentery
Stafac®/Eskalin™/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac™/Posistac™	salinomycin	1979	Anticoccidial for poultry, cattle and swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerditac™/Cerdimix™	oxibendazole	1982	Anthelmintic for livestock
Aviax®	semduramicin	1995	Anticoccidial for poultry
Neo-Terramycin®/ Neo-TM™	oxytetracycline + neomycin	1999	Combination of two antibacterials with multiple applications for a wide number of species
Aviax® Plus/Avi-Carb®	semduramicin + nicarbazin	2010	Anticoccidial for poultry

Antibacterials are biological or chemical products used in the animal health industry to treat or to prevent bacterial diseases, thereby promoting animal health, resulting in more efficient livestock growth. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent, control and treat disease in livestock, which can also lead to improved overall health of the animals, improved rate of weight gain and more efficient feed conversion. Our antibacterial products include:

●	Oxytetracycline and Neomycin. Terramycin® utilizes the active ingredient oxytetracycline and Neo-Terramycin® combines the active ingredients neomycin and oxytetracycline to prevent, control and treat a wide range of diseases in chickens, turkeys, cattle, swine and aquaculture. We sell Terramycin and Neo-Terramycin products primarily to livestock and aquaculture producers, feed companies and distributors.
●	Virginiamycin. Virginiamycin is an antibacterial marketed under the brand names Stafac® to poultry, swine and cattle producers, Eskalin™ to dairy cows and beef cattle producers and V-Max® for beef cattle producers. Virginiamycin is used primarily to prevent necrotic enteritis in chickens, treat and control swine dysentery and aid in the prevention or reduce the incidence of rumen acidosis and liver abscesses in cattle. Our experience in the development and production of virginiamycin has enabled us to develop significant intellectual property through trade secret know-how, which has helped protect against competition from generics. We are the sole worldwide manufacturer and marketer of virginiamycin.
●	Carbadox. We market carbadox under the brand name Mecadox® for use in swine feeds to control swine Salmonellosis and swine dysentery and, as a result, improve animal health and productivity. Mecadox is sold primarily in the United States to feed companies and large integrated swine producers.

Anticoccidials are produced through fermentation or chemical synthesis and are primarily used to prevent and control the disease coccidiosis in poultry and cattle, thereby promoting animal health, resulting in healthier animals. Coccidiosis is a disease of the digestive tract that has considerable health consequences to livestock and, as a result, is of great concern to livestock producers. We sell our anticoccidials primarily to integrated poultry producers and feed companies and to international animal health companies. Our anticoccidial products include:

●	Nicarbazin. We produce and market nicarbazin, a broad-spectrum anticoccidial used for coccidiosis prevention in poultry. We market nicarbazin under the trademarks Nicarb® and Nicarmix® and as an active pharmaceutical ingredient.
●	Amprolium. We produce and market amprolium primarily as an active pharmaceutical ingredient.
●	Salinomycin and Semduramicin. We produce and market Coxistac®, Aviax®/Aviax Plus™/Avi-Carb® and Posistac™, which are in a class of compounds known as ionophores, to combat coccidiosis in poultry and increase feed efficiency in swine.

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

Our nutritional specialty products include:

	Market
Product	Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality
Animate®	1999	Maintains proper blood calcium levels in dairy cows during critical transition period
OmniGen®	2004	Optimize immune function in dairy cows and improve productivity
Magni-Phi®	2015	Proprietary blend that helps to improve intestinal health and immune response which may lead to improved absorption and utilization of nutrients for poultry
Cellerate Yeast Solutions®	2017	Proprietary yeast culture products for all classes of livestock to help improve digestive health
Provia Prime™	2019	4-way combination direct-fed microbial for optimization of gut health, which leads to better pathogen control in poultry

AB20® is a natural flow agent that, when added to feed, improves the overall feed quality. The product is one of the most thoroughly researched in the flow agent product category.

Animate® is a patented anionic mineral supplement that helps optimize the health and performance of the transition dairy cow and improves profitability for dairy producers.

OmniGen® is a proprietary nutritional specialty product line designed to help maintain a cow’s healthy immune system, improve their natural response to potential environmental stressors and health challenges, and improve productivity.

Magni-Phi® is a proprietary blend of saponins, triterpenoids and polyphenols (classes of phytogenic feed additives or natural botanicals) that helps improve intestinal health and immune response which may lead to improved absorption and utilization of nutrients for poultry.

Cellerate Yeast Solutions® is a line of proprietary yeast culture and yeast culture blends with yeast fractions and/or live cell yeast used in all classes of livestock and companion animals for improved digestive health. Improved digestive health may lead to improved animal health and performance.

Provia Prime™ is a proprietary combination of four strains of bacillus-based direct-fed microbials that have been shown to promote beneficial gut bacteria, which can help promote health, immunity and productivity in poultry, which leads to lower pathogen challenges in commercial poultry production.

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

Vaccines

We develop, manufacture and market fully licensed and autogenous vaccines for poultry, swine, cattle and aquaculture globally. We also develop, manufacture and market vaccination equipment. We produce vaccines that protect animals from either viral or bacterial disease challenges. Our vaccine products include:

	Market
Product	Entry	Description
V.H.®	1974	Live vaccine for the prevention of Newcastle Disease in poultry
Tailor Made® Vaccines	1982	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and cattle
MVP Adjuvants®	1982	Components of veterinary vaccines that enhance the immune response to a vaccine
TAbic® M.B.	2004	Live vaccine for the prevention of Infectious Bursal Disease in poultry
MJPRRS®	2007	Autogenous vaccine for the prevention of porcine reproductive and respiratory syndrome (“PRRS”) in swine
TAbic® IB VAR	2009	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic® IB VAR206	2010	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
MB-1TM	2017	Live vaccine for the prevention of Infections Bursal Disease in the hatchery in poultry
pHi-TechTM	2019	Portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information
PhivaxTM SLE	2019	A live attenuated Salmonella Enteritidis vaccine for the control of Salmonella infection in chickens

The V.H. strain of Newcastle Disease vaccine is a pathogenic strain and is effective when applied by aerosol, coarse spray, drinking water or eye-drops. It has been used successfully under various management and climate conditions in many breeds of poultry.

Tailor Made® vaccines are autogenous vaccines against either bacterial or viral diseases which contain antigens specific to each farm. We manufacture and sell these vaccines to U.S. veterinarians for use primarily in swine, poultry and cattle.

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

MB-1™ is a live attenuated vaccine for Infectious Bursal disease in poultry, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection in the hatchery.

pHi-Tech™ is new technology in the form of a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information.

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

Our major mineral nutrition customers are regional and national feed companies, distributors, co-ops, pre-mixers, integrated swine, beef and poultry producers and pet food manufacturers. The majority of our customers have nutrition staffs who determine their specific formulas for custom trace mineral premixes. Trace mineral costs and our selling prices fluctuate with commodity markets, and therefore, these products are price-sensitive. Their sale requires a focused effort on cost management, quality control, customer service, pricing and logistics execution to be profitable.

Performance Products

Our Performance Products business manufactures and markets a number of specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We operate the business through our PhibroChem (a division of PAHC), Ferro Metal and Chemical Corporation Limited and Phibro-Tech, Inc. (“Phibro-Tech”) business units.

Sales and Marketing

Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of approximately 400 employees plus approximately 200 distributors who market our portfolio of approximately 1,500 product presentations to livestock producers, veterinarians, nutritionists, animal feed companies and distributors in over 80 countries.

In markets where we have a direct commercial presence, we sell our animal health and mineral nutrition products through our local sales offices, either directly to integrated poultry, swine and cattle producers or through commercial animal feed manufacturers, wholesalers and distributors. Our sales representatives visit our customers, including livestock producers, veterinarians, nutritionists, animal feed companies, and distributors, to inform, promote and sell our products and services. In direct service markets, our technical operations specialists provide scientific consulting focused on disease management and herd management, and training and education on diverse topics, including responsible product use.

We sell our Performance Products through our local sales offices to the personal care, industrial chemical and chemical catalyst industries. We market these products predominately in the United States.

Customers

We have approximately 3,725 customers, of which approximately 3,400 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy farmers, to be the primary customers of our livestock products. We sell our animal health and mineral nutrition products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We sell our companion animal product through the use of a distributor calling on veterinary clinics. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.

We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.

Product Registrations, Patents and Trademarks

We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low-cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, approximately 280 patents or pending applications in more than 30 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.

We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is regulated by authorities that are specific to each country, e.g., the FDA in the United States, Health Canada in Canada and European Food Safety Authority (“EFSA”) and the European Medicines Agency (“EMA”) in Europe. Medicated product registrations and requirements are country- and product-specific for each country in which they are sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third-party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2021, we had approximately 750 Animal Health product registrations globally, including approximately 400 MFA registrations and approximately 350 vaccine registrations. Our MFA global registrations included 89 registrations for virginiamycin.

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

We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, approximately 2,700 trademark registrations or pending applications globally, identifying goods and services related to our business.

Our technology, brands and other intellectual property are important elements of our business. We rely on patent, trademark, copyright and trade secret laws, as well as non-disclosure agreements, to protect our intellectual property rights. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property, as appropriate.

Compliance with Government Regulation

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

The USDA and the FDA are the agencies responsible for the safety and quality of the U.S. human food supply. The FDA regulates foods intended for human consumption and, through the Center for Veterinary Medicine (“CVM”), regulates the manufacture and distribution of animal drugs marketed in the U.S. including those administered to animals from which human foods are derived. All manufacturers of animal health pharmaceuticals marketed in the United States, must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug, and Cosmetic Act. To protect the food and drug supply, the FDA develops technical standards for human and animal drug safety, effectiveness, labeling and Good Manufacturing Practice. The CVM evaluates data necessary to support approvals of veterinary drugs. Drug sponsors are required to file reports of certain product quality defects and adverse events in accordance with agency requirements.

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

Virginiamycin. In November 2004, the CVM released a draft for comment of its risk assessment of streptogramin resistance for treatment of certain infections in humans attributable to the use of streptogramins in animals (the “risk assessment”). The risk assessment was initiated after approval of a human drug called Synercid®(quinupristin/dalfopristin) for treating vancomycin-resistant Enterococcus faecium (VREf), which led to increased attention regarding the use of streptogramins in animals. Synercid and virginiamycin (the active ingredient in our Stafac product) are both members of the streptogramin class of antimicrobial drugs. The risk assessment was unable to produce any firm conclusions as to whether, and, if so, how much, the use of virginiamycin in food animals contributes to the occurrence of streptogramin-resistant infections in humans via a foodborne pathway.

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

In January 2017, the FDA and industry, including us, completed the process of label changes for MIA products to remove production claims and to limit the use of MIAs to those uses that are considered necessary for assuring animal health, namely for the prevention, control, and/or treatment of disease, and that MIA use in food-producing animals should include veterinary oversight or consultation. The label changes were the result of recommendations from the CVM, as described in GFI 213 (“New Animal Drugs and New Animal Drug Combination Products Administered in or on Medicated Feed or Drinking Water of Food-Producing Animals: Recommendations for Drug Sponsors for Voluntarily Aligning Product Use Conditions with GFI 209”) and GFI 209 (“The Judicious Use of Medically Important Antimicrobial Drugs in Food-Producing Animals”).

Carbadox. In April 2016, the FDA began initial steps to withdraw approval of carbadox (the active ingredient in our Mecadox product) via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in animal tissues for longer than previously determined. The NOOH process provided Phibro with an opportunity to defend the safety of carbadox prior to the FDA taking final steps to remove carbadox from the market. Over the next four years, as part of an ongoing process of responding to the inquiries from the FDA’s Center of Veterinary Medicine (“CVM”), we provided extensive and meticulous research and data that confirmed the safety of carbadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings. In July 2020, the FDA announced it does not agree with Phibro’s scientific conclusions that carbadox is safe under the current conditions of use. Instead of proceeding to a hearing on the scientific concerns raised in the 2016 NOOH, consistent with the normal regulatory procedure, the FDA announced that it was withdrawing the current NOOH and issuing a proposed order to review the regulatory method for carbadox. The approved regulatory method determines if there are residues of carcinogenic concern in animal tissue at the time of slaughter. If the order is finalized, the FDA has indicated it plans to issue a new NOOH proposing the withdrawal of carbadox from the market because of a lack of an approved regulatory method.

In September 2020, Phibro commented on the proposed order, reiterating the safety of carbadox and the appropriateness of the regulatory method, and further offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method. Phibro disagrees with the agency’s actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the NOOH process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. There is no defined timeline for the conclusion of this matter. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales would have an adverse effect on our financial condition and results of operations. Sales of carbadox for the twelve months ended June 30, 2021, were $23 million.

Manufacturing. The FDA routinely carries out audits related to cGMP standards for manufacturing facilities that make veterinary drug products and active pharmaceutical ingredients approved for sale in the U.S. The FDA inspectors may make observations during the course of these inspections, which may require corrective action in order for the manufacturing facility to remain in compliance with cGMP standards. Failure to take such corrective actions could result in the manufacturing facility being ineligible to receive future FDA approvals. In very serious cases of noncompliance with cGMP standards, the FDA may issue a warning letter which could result in products produced in such manufacturing facility no longer being eligible for sale in the U.S. Although it is our objective to remain in full conformance with U.S. cGMP standards, we have in the past received adverse observations and may in the future receive adverse observations or warning letters. Failure to comply with cGMP standards could have a material impact on our business and financial results.

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

A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010. Our reauthorization submission was made on time and is pending. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product that has obtained a BSA and is sold in the European Union. Similarly, a BSA for our semduramicin product, Aviax, was published in 2006 and our reauthorization submission was made on time and is pending. We have submitted a dossier for reauthorization in accordance with the requirements of the EFSA and responded to requests for additional information from the EFSA by submitting additional data for each product. The current BSAs remain valid while the EFSA reviews the additional data we have submitted. There can be no guarantee that these submissions will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.

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

Food Safety Inspection Service/Generally Recognized As Safe

The FDA is authorized to determine the safety of substances (including “generally recognized as safe” or “GRAS” substances, and food and feed additives), as well as prescribing safe conditions of use. The FDA, which has the responsibility for determining the safety of substances, together with the Food Safety and Inspection Service, the food safety branch within the USDA, maintain the authority in the United States to determine that new substances and new uses of previously approved substances are suitable for use in meat, milk and poultry products.

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

Products Aligned with Need for Increased Protein Production

Increased scarcity of natural resources is increasing the need for efficient production of food animals such as poultry, swine and cattle. Our animal health products, including our MFAs, vaccines and nutritional specialty products, help prevent and manage disease outbreaks and enhance nutrition to help support natural defenses against diseases. These products are often critical to our customers’ efficient production of healthy animals. Our leading MFAs product franchise, Stafac/V-Max/Eskalin, is approved in over 30 countries for use in poultry, swine and cattle and is regarded as one of the leading MFA products for production animals. Our nicarbazin and amprolium MFAs are globally recognized anticoccidials. Our nutritional specialty product offerings such as OmniGen-AF and Animate are used increasingly in the global dairy industry, and Magni-Phi and Provia Prime are rapidly becoming important products for poultry producers. Our vaccine products are effective against critical diseases in poultry, swine and cattle.

Global Presence with Existing Infrastructure in Key High-Growth Markets

We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in over 80 countries provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Russia and former CIS countries, Mexico, Turkey, Australia, Canada and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 58% of our Animal Health segment revenues for the year ended June 30, 2021.

Leading Positions in High Growth Sub-sectors of the Animal Health Market

We are a global leader in the development, manufacture and commercialization of MFAs and nutritional specialty products for the animal health market. We believe we are well positioned in the fastest growing food animal species segments of the animal health market with significant presence in poultry and swine. We believe our sales of MFA products were third largest in the animal health market.

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

Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships

Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 400 employees and a broad distribution network, we market our portfolio of more than 1,500 product presentations to livestock producers and veterinarians in over 80 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 175 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.

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

Human Capital

As of June 30, 2021, we had approximately 1,725 employees. Certain of our Brazilian employees are covered by multi-employer regional industry-specific unions. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees are covered by individual employment agreements. We believe our relations with union and non-union employees are good.

At Phibro we view the strength of our team as a critical component of our success. The following principles, which guide our decisions and actions, provide an overview of how we approach management of human capital resources.

Our Most Valuable Asset – The Company and its Employees

We recognize that our employees provide the competitive edge needed to compete successfully in world markets. We adhere to human resources policies and practices that meet the needs of the business and the individual, so that we can attract and retain the highest caliber employees.

Achievement of business objectives and the fulfillment of individual career aspirations are reinforced by our competitive compensation and benefit programs, comprehensive training and development programs, health and safety programs that promote and safeguard employees’ well-being, and work environments that are conducive to the successful application of skills and knowledge. Employee safety is paramount. We have and will continue to take the necessary daily precautions as recommended by local government authorities to keep our employees safe.

Strength Through Diversity

We create a positive and supportive working environment for our employees. We protect our employees from being discriminated against because of gender, sexual orientation, age, marital status, race, religion, political beliefs, ethnic background, country of origin, language, or non-job-related disabilities and follow these same principles when recruiting new talent to our organization. Our approach enables opportunity for inclusion and encourages diverse perspectives and thinking to maximize the achievement of innovative and successful outcomes.

Respecting Employees

We recognize that our success in the marketplace is directly related to the trust that we place in and receive from our employees. We promote from within wherever possible, safeguard the confidentiality of employee records, and keep employees informed of issues affecting them.

Managing for Achievement

Managing for achievement is a management process that helps us reach our business objectives. This process focuses on defining key job responsibilities for employees, developing objectives, establishing plans, and reviewing individual progress on a regular basis.

Managing for achievement produces the following benefits: a mutual understanding of responsibilities, a sound basis for training and development of the individual and identification of high-potential employees, and a climate that fosters achievement and personal growth through communication between managers and employees.

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

We supplement internal manufacturing and production capabilities with CMOs. We purchase certain active pharmaceutical ingredients for other medicated products from CMOs in China, India, and other locations. We then formulate the final dosage form in our facilities and in contract facilities located in Argentina, Australia, Brazil, Canada, China, Israel, Malaysia, Mexico, South Africa and the United States.

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

Environmental, Health and Safety Regulations

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

Capital Expenditures

We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $3.4 million for the fiscal year ended June 30, 2021. We estimate that our capital expenditures for compliance will be $2.6 million and $3.7 million for fiscal years 2022 and 2023, respectively; however, these estimates are subject to change given the uncertainty of future Environmental Laws and the interpretation and enforcement thereof. See “Business — Environmental, Health and Safety Regulations” for further descriptions. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.

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

PRP at Omega Chemical Superfund Site.   The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling (“OPOG”) to remediate the contaminated groundwater that has migrated from the Omega site in accordance with a general remedy selected by EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as PRPs due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. PAHC and Phibro-Tech have vigorously contested this position and have asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, several members of OPOG filed a complaint under CERCLA and RCRA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.

Potential Claims.   In addition to cleanup obligations, we could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage, which liability may not be covered by insurance.

Environmental Accruals and Financial Assurance.   We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $4.3 million and $5.3 million as of June 30, 2021 and 2020, respectively.

In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of surety bonds or letters of credit issued pursuant to our revolving credit facility. As of June 30, 2021, surety bonds and letters of credit provided $12.0 million of financial assurance.

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

Item 1A.   Risk Factors

Risk Factors Summary

For a summary of risk factors, see our “Forward-Looking Statements and Risk Factors Summary” on page 3.

Risk Factors

You should carefully consider all of the information set forth in this Annual Report on Form 10-K, including the following risk factors, before deciding to invest in our Class A common stock. If any of the following risks actually occurs, our business, financial condition, results of operation or cash flows could be materially adversely affected. In any such case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks below are not the only ones the Company faces. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces described below and elsewhere. See also “Forward-Looking Statements and Risk Factors Summary.”

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

An economic downturn or quarantines due to COVID-19 could lead to decreased demand for protein, which may lead to end users of our products reducing their herd or flock sizes. Protein processing plants may reduce or temporarily cease operations due to quarantines and “social distancing” requirements, which may also result in end users of our products reducing herd or flock sizes due to lack of processing capacity. In addition, demand for protein could be reduced because consumers may associate human health fears related to COVID-19 with animal diseases, food, food production or food animals, whether or not it is scientifically valid. Reductions in demand for animal protein resulting from these factors could in turn affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations.

The response to the COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic or similar health epidemics is uncertain and subject to change. Governmental authorities continue to implement measures to contain virus outbreaks, such as travel bans, quarantines, shelter-in-place orders, site closures and business shutdowns. Although vaccines are now available, distribution efforts vary widely country-by-country and state-by-state. New information may continue to emerge concerning COVID-19, and the actions required to contain or treat it may affect the duration and severity of the pandemic. The pandemic may have significant economic impacts on customers, suppliers and markets. We cannot presently predict with certainty the full scope and severity of any potential disruptions to our business, operating results, cash flows and/or financial condition, but we expect that the resulting adverse impact on our business and financial results could be material.

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

Our global sales of antibacterials, anticoccidials and other products, including our Mecadox product were $330 million, $322 million and $350 million for the years ended June 30, 2021, 2020 and 2019, respectively. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or consumer preferences to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.

If the FDA withdraws approval of our Mecadox (carbadox) product, the loss of sales of such product could have a material adverse effect on our business, financial condition and results of operations.

Our Mecadox (carbadox) product has been approved for use in food animals in the United States for almost 50 years. Certain regulatory bodies have raised concerns about the possible presence of certain residues of our carbadox product in meat from animals that consume the product. The product was banned for use in the European Union in 1998 and has been banned in several other countries outside the United States. In July 2014, the Codex adopted risk management advice language for a number of compounds including carbadox. The advice language states “authorities should prevent residues of carbadox in food. This can be accomplished by not using carbadox in food producing animals.” The advice language is to provide advice only and is not binding on individual national authorities, and almost all national authorities already have long-established regulatory standards for carbadox. The advice language may be considered by national authorities in making future risk management determinations. To the extent additional national authorities elect to follow the risk management advice and prohibit the use of carbadox in food-producing animals, those decisions could have an adverse effect on our sales of carbadox in those countries or in countries like the United States that produce meat for export to those countries.

In April 2016, the FDA began initial steps to withdraw approval of carbadox via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in animal tissues for longer than previously determined. The NOOH process provided Phibro with an opportunity to defend the safety of carbadox prior to the FDA taking final steps to remove carbadox from the market. Over the next four years, as part of an ongoing process of responding to the inquiries from the FDA’s Center for Veterinary Medicine (“CVM”), we provided extensive and meticulous research and data that confirmed the safety of carbadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings. In July 2020, the FDA announced it does not agree with Phibro’s scientific conclusions that carbadox is safe under the current conditions of use. Instead of proceeding to a hearing on the scientific concerns raised in the 2016 NOOH, consistent with the normal regulatory procedure, the FDA announced that it was withdrawing the current NOOH and issuing a proposed order to review the regulatory method for carbadox. The approved regulatory method determines if there are residues of carcinogenic concern in animal tissue at the time of slaughter. If the order is finalized, the FDA has indicated it plans to issue a new NOOH proposing the withdrawal of carbadox from the market because of a lack of an approved regulatory method.

In September 2020, Phibro commented on the proposed order, reiterating the safety of carbadox and the appropriateness of the regulatory method, and further offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method. Phibro disagrees with the agency’s actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the NOOH process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. There is no defined timeline for the conclusion of this matter. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales would have an adverse effect on our financial condition and results of operations. Sales of carbadox for the twelve months ended June 30, 2021, were $23 million. See also “ — We are subject to product registration and authorization regulations in many of the jurisdictions in which we operate and/or distribute our products, including the United States and member states of the European Union”; and “Business — Regulatory — United States.”

A material portion of our sales are generated by antibacterials and other related products.

Our medicated products business is comprised of a relatively small number of compounds and accounted for 40% of net sales for the years ended June 30, 2021 and 2020, respectively. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.

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

Adverse weather events and natural disasters may also interfere with and negatively impact operations at our manufacturing sites, research and development facilities and offices, which could have a material adverse effect on our financial condition and results of operations, especially if the impact of an event or disaster is frequent or prolonged.

Climate change could have a material adverse impact on our operations and our customers’ businesses.

Our operations, and the activities of our customers, could be disrupted by climate change. The physical impact of climate change may prompt shifts in regulations or consumer preferences which in turn could have negative consequences for our and our customers’ businesses. Climate change may negatively impact our customers’ operations, particularly those in the livestock industry, through climate-related impacts such as increased air and water temperatures, rising water levels and increased incidence of disease in livestock. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and a rising heat index, any of which could cause negative impacts to our and our customers’ businesses. If such events affect our customers’ businesses, they may purchase fewer of our products, and our revenues may be negatively impacted. Climate driven changes could have a material adverse effect on our financial condition and results of operations.

There has been a broad range of proposed and promulgated state, national and international regulations aimed at reducing the effects of climate change. Such regulations could result in additional costs to maintain compliance and additional income or other taxes. Climate change regulations continue to evolve, and it is not possible to accurately estimate potential future compliance costs.

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

Suppliers and third-party contract manufacturers for our animal health and mineral nutrition products or the active pharmaceutical ingredients or other materials we use in our products, like us, are subject to extensive regulatory compliance. If any one of these third parties discontinues its supply to us because of changes in the regulatory environment to which such third parties are subject, significant regulatory violations or for any other reason, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In this event, we may seek to enter into agreements with third parties to purchase active ingredients, raw materials or products or to lease or purchase new manufacturing facilities. We may be unable to find a third party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to us or the cost of those pharmaceuticals may be prohibitive. If we have to obtain substitute materials or products, additional regulatory approvals will likely be required, as approvals are typically specific to a single product produced by a specified manufacturer in a specified facility and there can be no assurances that such regulatory approvals will be obtained. As such, the use of new facilities also requires regulatory approvals. While we take measures where economically feasible and available to secure back-up suppliers, the continued receipt of active ingredients or products from a sole source supplier could create challenges if a sole source was interrupted. We may not be able to provide adequate and timely product to eliminate any threat of interruption of supply of our products to customers and these problems may materially adversely impact our business.

The raw materials used by us and our third-party contract manufacturers in the manufacture of our products can be subject to price fluctuations and their availability can be limited.

While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials and our third-party contract manufacturers may demand price increases related to increases in the costs of raw materials. In addition, we may be subject to new or increased tariffs on imported raw materials with limited ability to pass those increased costs through to our customers. Although no single raw material accounted for more than 5% of our cost of goods sold for the year ended June 30, 2021, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages or disruptions of such raw materials will not occur and the likelihood of such supply shortages and disruptions has been, and may continue to be, increased due to the COVID-19 pandemic. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.

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

Our international operations could be limited or disrupted by any of the following:

●	volatility in the international financial markets;
●	compliance with governmental controls;
●	difficulties enforcing contractual and intellectual property rights;
●	compliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar non-U.S. laws and regulations;
●	compliance with foreign labor laws;
●	compliance with Environmental Laws;
●	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements;
●	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers;
●	political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts;
●	trade restrictions, export controls and sanctions laws and restrictions on direct investments by foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury or an increase in trade restrictions as a result of the COVID-19 pandemic;
●	government limitations on foreign ownership;
●	government takeover or nationalization of business;
●	changes in tax laws and tariffs;
●	imposition of anti-dumping and countervailing duties or other trade-related sanctions;
●	costs and difficulties and compliance risks in staffing, managing and monitoring international operations;
●	corruption risk inherent in business arrangements and regulatory contacts with foreign government entities;
●	longer payment cycles and increased exposure to counterparty risk; and
●	additional limitations on transferring personal information between countries or other restrictions on the processing of personal information.

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

As of June 30, 2021, we had manufacturing and direct sales operations in 24 countries and sold our products in over 80 countries. Our operations outside the United States accounted for 53% and 54% of our consolidated assets as of June 30, 2021 and 2020, respectively, and 40% and 41% of our consolidated net sales for the years ended June 30, 2021 and 2020, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.

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

Our Israeli manufacturing facilities and local operations accounted for 30% of our consolidated assets, as of June 30, 2021 and 2020, and 22% and 21% of our consolidated net sales for the years ended June 30, 2021 and 2020, respectively. We maintain manufacturing facilities in Israel, which manufacture:

●	anticoccidials and antimicrobials, most of which are exported;
●	vaccines, a substantial portion of which are exported; and
●	animal health pharmaceuticals, nutritional specialty products and trace minerals for the domestic animal industry.

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

Our Brazilian manufacturing facilities and local operations accounted for 10% and 9% of our consolidated assets, as of June 30, 2021 and 2020, respectively, and 16% and 17% of our consolidated net sales for the years ended June 30, 2021 and 2020, respectively. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin, salinomycin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.

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

As of June 30, 2021, approximately 260 of our Israeli employees and 410 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.

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

Because certain of our products constitute or contain hazardous substances, and because the production of certain chemicals involves the use, handling, processing, storage and transportation of hazardous substances, from time to time we are subject to claims of injury from direct exposure to such substances and from indirect exposure when such substances are incorporated into other companies’ products. There can be no assurance that as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such substances. We are also party to a number of claims and lawsuits arising out of the normal course of business, including product liability claims and allegations of violations of governmental regulations, and face present and future claims with respect to workplace exposure, workers’ compensation and other matters. In most cases, such claims are covered by insurance and, where applicable, workers’ compensation insurance, subject to policy limits and exclusions; however, our insurance coverage, to the extent available, may not be adequate to protect us from all liabilities that we might incur in connection with the manufacture, sale and use of our products. Insurance is expensive and, in the future, may not be available on acceptable terms, if at all. A successful claim or series of claims brought against us in excess of our insurance coverage could have a materially adverse effect on our business, financial condition and results of operations. In addition, any claims, even if not ultimately successful, could adversely affect the marketplace’s acceptance of our products.

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

Changes in laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our results of operations. A number of our customers, particularly U.S.-based food animal producers have benefited from free trade agreements, including, in the past, the North American Free Trade Agreement (“NAFTA”). The U.S., Canada and Mexico reached an agreement to replace NAFTA with the United States-Mexico-Canada Agreement (USMCA). The USMCA entered into force in July 2020 and the impact it will have on our customers remains unclear. As enacted, there are commitments with respect to biological product intellectual property rights or data protection, which may create an unfavorable environment across these three countries. This new agreement, as well as any other changes to international trade agreements or policies could harm our customers, and as a result, negatively impact our financial condition and results of operations. Additionally, in response to new U.S. tariffs affecting foreign imports, some foreign governments, including China, have instituted or are considering instituting tariffs on certain U.S. goods. While the scope and duration of these and any future tariffs remain uncertain, tariffs imposed by the U.S. or foreign governments on our customers’ products, or on our products or the active pharmaceutical ingredients or other components thereof, could negatively impact our financial condition and results of operations.

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

A third party may sue us, our distributors or licensors, or otherwise make a claim, alleging infringement or other violation of the third-party’s patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights. If we do not prevail in this type of litigation, we may be required to:

●	pay monetary damages;
●	obtain a license in order to continue manufacturing or marketing the affected products, which may not be available on commercially reasonable terms, or at all; or
●	stop activities, including any commercial activities, relating to the affected products, which could include a recall of the affected products and/or a cessation of sales in the future.

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

In addition, patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights or make such enforcement financially unattractive. For instance, in September 2011, the United States enacted the America Invents Act, which will permit enhanced third-party actions for challenging patents and implement a first-to-invent system, and, in April 2012, Australia enacted the Intellectual Property Laws Amendment (Raising the Bar) Act, which provides higher standards for obtaining patents. These reforms could result in increased costs to protect our intellectual property or limit our ability to patent our products in these jurisdictions.

Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and materially adversely affect our operating results and financial condition.

Likewise, in the United States and other countries, we currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the same and thus create the potential need to rebrand or relabel a product. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.

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

As of June 30, 2021, we had $298.1 million of outstanding indebtedness under our Term A loan (reflects the principal amount), $95.0 million of outstanding borrowings under our revolving credit facility (the “Revolver,” and together with the Term A loan, the “Credit Facilities”) and $2.7 million of outstanding letters of credit. Subject to restrictions in our Credit Facilities, we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.

Our substantial debt may have important consequences. For instance, it could:

●	make it more difficult for us to satisfy our financial obligations, including those relating to the Credit Facilities;

●	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures and acquisitions;
●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
●	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

Under generally accepted accounting principles in the United States (“GAAP”), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2021, we had goodwill of $52.7 million and identifiable intangible assets, less accumulated amortization, of $62.3 million. Identifiable intangible assets consist primarily of developed technology rights and patents, customer relationships, distribution agreements and trade names and trademarks.

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

We are increasingly dependent upon information technology systems and infrastructure to conduct critical operations and generally operate our business, which includes using information technology systems to process, transmit and store electronic information in our day-to-day operations, including customer, employee and company data. The COVID-19 pandemic and related quarantines, shelter-in-place and “social distancing” requirements, travel restrictions and other similar government orders, have resulted in a substantial portion of our employees working remotely and have increased our dependence on tools that facilitate employees working from home and gaining remote access to our information technology systems. As a result, any disruption to our information technology systems, our industrial machinery, software used in our manufacturing facilities, firmware or software embedded in our equipment or machinery, including from cyber incidents, could have a material adverse effect on our business. The increased use of these tools could also make our information technology systems more vulnerable to breaches of data security and cybersecurity attacks. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. We also store certain information with third parties. Our information systems and those of our third-party vendors are subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber, phishing or ransomware attacks and also are vulnerable to an increasing threat of continually evolving cybersecurity risks and external hazards. Disruption, degradation, or manipulation of these systems and infrastructure through intentional or accidental means could impact key business processes. Cyber-attacks against the Company’s systems and infrastructure could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Likewise, improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, lost or stolen. Such attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. Although the aggregate impact on the Company’s operations and financial condition has not been material to date, the Company has been the target of events of this nature and expects them to continue as cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats.

If any of our operational technologies, software or hardware or other control systems are compromised, fail or have other significant shortcomings, it could disrupt our business, require us to incur substantial additional expenses or result in potential liability or reputational damage. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent such breakdowns, cybersecurity attacks or breaches in our systems that could cause reputational damage, business disruption and legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets and sensitive information; and could otherwise adversely affect our business and financial results.

Risks Related to Ownership of Our Class A Common Stock

Our multiple class structure and the concentration of our voting power with certain of our stockholders will limit your ability to influence corporate matters, and conflicts of interest between certain of our stockholders and us or other investors could arise in the future.

As of August 23, 2021, BFI Co., LLC (“BFI”) beneficially owns 59,480 shares of our Class A common stock and 20,166,034 shares of our Class B common stock, which together represent approximately 90.9% of the combined voting power of all classes of our outstanding common stock. As of August 23, 2021, our other stockholders, collectively own interests representing approximately 9.1% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.

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

BFI controls a majority of the combined voting power of all classes of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of the Board consists of independent directors;
●	the requirement that we have a nominating and corporate governance committee and that it is composed entirely of independent directors;
●	the requirement that we have a compensation committee and that it is composed entirely of independent directors; and
●	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We utilize and intend to continue to utilize these exemptions. As a result, while we currently have a majority of independent directors:

●	we may not have a majority of independent directors in the future;
●	we will not have a nominating and corporate governance committee;
●	our compensation committee will not consist entirely of independent directors; and
●	we will not be required to have an annual performance evaluation of the compensation committee.

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

The market price of our Class A common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “— Risks Related to Our Business” and “— Risks Related to Our Indebtedness” and the following:

●	changes in financial estimates by any securities analysts who follow our Class A common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;
●	downgrades by any securities analysts who follow our Class A common stock;
●	future sales of our Class A common stock by our officers, directors and significant stockholders;
●	market conditions or trends in our industry or the economy as a whole and, in particular, in the animal health industry;
●	investors’ perceptions of our prospects;
●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and
●	changes in key personnel.

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

As of August 23, 2021, approximately 90.9% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:

●	the election of our Board of Directors and the appointment and removal of our officers;
●	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;
●	other acquisitions or dispositions of businesses or assets;
●	incurrence of indebtedness and the issuance of equity securities;
●	repurchase of stock and payment of dividends; and
●	the issuance of shares to management under our equity incentive plans.

Even if BFI’s ownership of our shares falls below a majority of the combined voting power of all classes of our outstanding common stock, it may continue to be able to influence or effectively control our decisions.

Future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 23, 2021, we had 20,337,574 shares of Class A common stock and 20,166,034 shares of Class B common stock outstanding.

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

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our Board of Directors. These provisions:

●	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock;
●	prohibit, at any time after BFI and its affiliates cease to hold at least 50% of the combined voting power of all classes of our outstanding common stock, stockholder action by written consent, without the express prior consent of the Board of Directors;

●	provide that the Board of Directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
●	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	establish a classified Board of Directors, as a result of which our Board of Directors will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting; and require, at any time after BFI and its affiliates cease to hold at least 50% of the combined voting power of all classes of our outstanding common stock, the approval of holders of at least three quarters of the combined voting power of all classes of our outstanding common stock for stockholders to amend the amended and restated bylaws or amended and restated certificate of incorporation.

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

We have a paid a quarterly dividend since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of  $0.12 per share on our Class A common stock and Class B common stock that is payable September 22, 2021. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, and our ability to obtain funds from our subsidiaries to meet our obligations. Our Credit Facilities permit us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.

General Risk Factors

We face competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have.

Many of our products face competition from alternative or substitute products. We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Some competitors have greater financial, R&D, production and other resources than we have. Some of our principal competitors include Boehringer Ingelheim International GmbH, Ceva Santé Animale, Elanco Animal Health, Huvepharma Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Southeastern Minerals, Inc. and Zoetis Inc. To the extent these companies or new entrants offer comparable animal health, mineral nutrition or performance products at lower prices, our business could be adversely affected. New entrants could substantially reduce our market share or render our products obsolete. Furthermore, many of our competitors have relationships with key distributors and, because of their size, have the ability to offer attractive pricing incentives, which may negatively impact or hinder our relationships with these distributors.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and a statement that our auditors have issued an attestation report on the effectiveness of our internal controls. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. We have had material weaknesses in our internal controls over financial reporting in prior years, including three material weaknesses identified for the year ended June 30, 2020. While we have remediated such material weaknesses identified in prior years, we cannot provide any assurance we will not identify material weaknesses in the future. If we suffer deficiencies or material weaknesses in our internal controls, we may be unable to report financial information in a timely and accurate manner and it could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial reporting, negatively affect the trading price of our common stock, and could cause a default under the agreements governing our indebtedness. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.

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

As a public company, we are required to commit significant resources and management time and attention to these requirements, which cause us to incur significant costs and which may place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. Compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and increase our legal and accounting compliance costs as well as our compensation expense as we have been or may be required to hire additional accounting, tax, finance and legal staff with the requisite technical knowledge.

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

We are pursuing and may continue to pursue strategic initiatives that management considers critical to our long-term success, including, but not limited to, increasing sales in emerging markets, base revenue growth through new product development and value-added product lifecycle development; improving operational efficiency through manufacturing efficiency improvement and other programs; and expanding our complementary products and services. There are significant risks involved with the execution of these types of initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. It could take several years to realize the anticipated benefits from these initiatives, if any benefits are achieved at all. We may be unable to achieve expected gross margin improvements on our products or technologies. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table lists our material properties:

		Owned/	Approx. sq.
Business Segment(s)	Location	Leased	Footage	Purpose(s)
Animal Health	Buenos Aires, Argentina	Owned	43,000	Manufacturing and Administrative
Animal Health	Braganca Paulista, Brazil	Owned	50,000	Manufacturing and Administrative
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Beit Shemesh, Israel	Owned/ land lease	78,000	Manufacturing and Research
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health	Sarasota, Florida	Leased	93,000	Manufacturing, Sales, Research and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	St. Paul, Minnesota	Leased	5,000	Research
Animal Health	Omaha, Nebraska	Owned	43,000	Manufacturing, Sales and Research
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative

In addition to the above facilities, we maintain leased offices in countries where we have direct operations. We own a facility in Sligo, Ireland that we are developing for the production of animal vaccines.

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

See “Notes to Consolidated Financial Statements — Commitments and Contingencies” in Part II. Item 8 on this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on our legal proceedings. For an additional discussion of certain risks associated with legal proceedings see “Risk Factors” above.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is traded on Nasdaq under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2021, there were 20,337,574 shares of Class A common stock outstanding.

During the fiscal year ended June 30, 2021, we did not sell any unregistered securities nor did we purchase any of our equity securities.

Holders of Record

As of August 23, 2021, there were 20,337,574 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 23, 2021, there were 20,166,034 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2021 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management.

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

The following graph shows a comparison from June 30, 2016 through June 30, 2021, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, the Russell 2000 Index and S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on June 30, 2016, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

Item 6. (Removed and Reserved)

Not applicable

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our consolidated financial statements and related notes thereto included under the section entitled “Financial Statements and Supplementary Data.” Our future results could differ materially from our historical performance as a result of various factors such as those discussed in “Risk Factors” and “Forward-Looking Statements and Risk Factors Summary.”

Overview of our business

Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food animals including poultry, swine, beef and dairy cattle, and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We sell more than 1,625 product presentations in over 80 countries to approximately 3,725 customers.

Factors affecting our performance

Effects of the COVID-19 pandemic

The global food and animal production industry has experienced demand disruption, production impacts, price volatility and currency volatility in international markets due to the COVID-19 pandemic. The response to the global outbreak of COVID-19 continues to evolve. Governmental authorities continue to implement measures to contain virus outbreaks, such as travel bans, quarantines, shelter-in-place orders, site closures and business shutdowns. Although vaccines are now available, distribution efforts vary widely country-by-country and state-by-state. The pandemic may have significant economic impacts on customers, suppliers and markets. New information may continue to emerge concerning COVID-19 and the actions required to contain or treat it may affect the duration and severity of the economic impact. We believe the global food and animal production industry is returning to stability, but the potential impact of COVID-19 continues to evolve and future industry outlooks remain uncertain.

Phibro is an integral participant in the essential production of meat, milk, eggs and aquaculture for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Our global production facilities have continued to operate without interruption, despite supply chain and logistical challenges. Our sales and technical service people remain in close virtual contact with our customers, as most travel and in-person meetings have been cancelled. Most of our administrative and management staff are working remotely. We have experienced some cost increases from the safety measures implemented to protect our employees as well as from supply chain disruptions. We have maintained headcount and compensation at or above constant levels. We continue to monitor sales trends, cash flow and liquidity.

The uncertainties surrounding the COVID-19 pandemic remain fluid. We are unable to predict the supply, distribution or effectiveness of COVID-19 vaccines and hence the impact on the economies where we manufacture and sell our products. While we continue to adapt our operations and mitigate the risks and challenges posed by COVID-19, the demand for our products will be dependent upon economic conditions and the ability of our customers and end users of our products to operate their businesses and production facilities. Our business and future operational results may be impacted by government mandated response efforts, supply chain and manufacturing disruptions, increased volatility in raw material costs and decreased demand due to changes in our customer purchasing patterns and preferences. We are unable to predict with confidence the nature and timing of when any of these events may occur and the effects COVID-19 will have on our business, our consolidated results and the broader economic environment going forward.We will continue to evaluate the nature and extent of the effects of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional considerations and risks associated with COVID-19 on our business, please refer to Item 1A. “Risk Factors.”

Industry growth

We believe global population growth, the growth of the global middle class and the productivity improvements needed due to limitations of arable land and water supplies have supported and will continue to support growth of the animal health industry.

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

In April 2016, the FDA began initial steps to withdraw approval of carbadox (the active ingredient in our Mecadox product) via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in animal tissues for longer than previously determined. The NOOH process provided Phibro with an opportunity to defend the safety of carbadox prior to the FDA taking final steps to remove carbadox from the market. Over the next four years, as part of an ongoing process of responding to the inquiries from the FDA’s Center for Veterinary Medicine (“CVM”), we provided extensive and meticulous research and data that confirmed the safety of carbadox. In March 2018, the FDA indefinitely stayed the withdrawal proceedings. In July 2020, the FDA announced it does not agree with Phibro’s scientific conclusions that carbadox is safe under the current conditions of use. Instead of proceeding to a hearing on the scientific concerns raised in the 2016 NOOH, consistent with the normal regulatory procedure, the FDA announced that it was withdrawing the current NOOH and issuing a proposed order to review the regulatory method for carbadox. The approved regulatory method determines if there are residues of carcinogenic concern in animal tissue at the time of slaughter. If the order is finalized, the FDA has indicated it plans to issue a new NOOH proposing the withdrawal of carbadox from the market because of a lack of an approved regulatory method.

In September 2020, Phibro commented on the proposed order, reiterating the safety of carbadox and the appropriateness of the regulatory method, and further offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method. Phibro disagrees with the agency’s actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the NOOH process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. There is no defined timeline for the conclusion of this matter. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales would have an adverse effect on our financial condition and results of operations. Sales of carbadox for the twelve months ended June 30, 2021, were $23 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

Our global sales of antibacterials, anticoccidials and other products were $330 million, $322 million and $350 million for the years ended June 30, 2021, 2020 and 2019, respectively.

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

Foreign exchange

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the year ended June 30, 2021, we generated approximately 40% of our revenues from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.

Climate

Adverse weather events and natural disasters may interfere with and negatively impact operations at our manufacturing sites, research and development facilities and offices, which could have a material adverse effect on our financial condition and results of operations, especially if the impact of an event or disaster is frequent or prolonged.

Our operations, and the activities of our customers, could be disrupted by climate change. The physical changes caused by climate change may prompt changes in regulations or consumer preferences which in turn could have negative consequences for our and our customers’ businesses. Climate change may negatively impact our customers’ operations, particularly those in the livestock industry, through climate-related impacts such as increased air and water temperatures, rising water levels and increased incidence of disease in livestock. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and a rising heat index, any of which could cause negative impacts to our and our customers’ businesses. If such events affect our customers’ businesses, they may purchase fewer of our products, and our revenues may be negatively impacted. Climate driven changes could have a material adverse effect on our financial condition and results of operations.

There has been a broad range of proposed and promulgated state, national and international regulations aimed at reducing the effects of climate change. Such regulations could result in additional costs to maintain compliance and additional income or other taxes. Climate change regulations continue to evolve, and it is not possible to accurately estimate potential future compliance costs.

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

Our current strategic initiatives include a number of projects. We are working to develop a vaccine for African Swine Fever, a virulent disease that is highly lethal in swine. We also have developed pHi-Tech, a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information. We are developing a facility in Sligo, Ireland for the production of animal vaccines and have recently received EU GMP approval for the facility and have submitted product registration applications in various markets. We are developing microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. We continue to build our companion animal business and pipeline. Our Rejensa joint supplement for dogs continues to gain customer acceptance. Our companion animal development pipeline includes an early-stage atopic dermatitis compound, a novel Lyme vaccine delivery system product and two early-stage oral care compounds.

Analysis of the consolidated statements of operations

Summary Results of Operations

				Change
For the Year Ended June 30	2021	2020	2019	2021 / 2020		2020/ 2019

	(in thousands, except per share)
Net sales	$833,350	$800,354	$827,995	$32,996	4%	$(27,641)	(3)%
Gross profit	271,377	256,882	264,624	14,495	6%	(7,742)	(3)%
Selling, general and administrative expenses	196,509	187,688	181,398	8,821	5%	6,290	3%
Operating income	74,868	69,194	83,226	5,674	8%	(14,032)	(17)%
Interest expense, net	12,880	12,856	11,776	24	0%	1,080	9%
Foreign currency (gains) losses, net	(4,480)	826	(55)	(5,306)	*	881	*
Income before income taxes	66,468	55,512	71,505	10,956	20%	(15,993)	(22)%
Provision for income taxes	12,083	21,960	16,792	(9,877)	(45)%	5,168	31%
Net income	$54,385	$33,552	$54,713	$20,833	62%	$(21,161)	(39)%

Net income per share
basic	$1.34	$0.83	$1.35	$0.51		$(0.52)
diluted	$1.34	$0.83	$1.35	$0.51		$(0.52)

Weighted average number of shares outstanding
basic	40,473	40,454	40,412
diluted	40,504	40,504	40,523

Ratio to net sales
Gross profit	32.6%	32.1%	32.0%
Selling, general and administrative expenses	23.6%	23.5%	21.9%
Operating income	9.0%	8.6%	10.1%
Income before income taxes	8.0%	6.9%	8.6%
Net income	6.5%	4.2%	6.6%
Effective tax rate	18.2%	39.6%	23.5%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Changes in net sales from period to period primarily result from changes in volumes and average selling prices. Although a portion of our net sales is denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, currency movements have not significantly affected our revenues.

Our effective income tax rate has varied from period to period and from the federal statutory rate, due to the mix of taxable profits in various jurisdictions; changes in tax rates from period to period, including changes in income tax legislation in the United States and various international jurisdictions; and the effects of changes in uncertain tax positions and valuation allowances. Our future effective income tax rate will vary due to the relative amounts of taxable income in various jurisdictions, future changes in tax rates and legislation and other factors. We intend to continue to reinvest indefinitely the undistributed earnings of our foreign subsidiaries where we could be subject to applicable non-U.S. income and withholding taxes if amounts are repatriated to the U.S. See “Notes to Consolidated Financial Statements — Income Taxes” for additional information.

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

Segment net sales and Adjusted EBITDA:

				Change
For the Year Ended June 30	2021	2020	2019	2021 / 2020		2020 / 2019

	(in thousands)
Net sales
MFAs and other	$330,017	$322,300	$350,468	$7,717	2%	$(28,168)	(8)%
Nutritional specialties	142,760	129,264	113,215	13,496	10%	16,049	14%
Vaccines	72,939	75,340	68,291	(2,401)	(3)%	7,049	10%
Animal Health	545,716	526,904	531,974	18,812	4%	(5,070)	(1)%
Mineral Nutrition	220,560	214,412	233,782	6,148	3%	(19,370)	(8)%
Performance Products	67,074	59,038	62,239	8,036	14%	(3,201)	(5)%
Total	$833,350	$800,354	$827,995	$32,996	4%	$(27,641)	(3)%

Adjusted EBITDA
Animal Health	$123,953	$123,106	$136,049	$847	1%	$(12,943)	(10)%
Mineral Nutrition	17,116	14,678	15,712	2,438	17%	(1,034)	(7)%
Performance Products	9,437	4,534	4,728	4,903	108%	(194)	(4)%
Corporate	(42,624)	(40,178)	(38,452)	(2,446)	*	(1,726)	*
Total	$107,882	$102,140	$118,037	$5,742	6%	$(15,897)	(13)%

Adjusted EBITDA ratio to segment net sales
Animal Health	22.7%	23.4%	25.6%
Mineral Nutrition	7.8%	6.8%	6.7%
Performance Products	14.1%	7.7%	7.6%
Corporate(1)	(5.1)%	(5.0)%	(4.6)%
Total(1)	12.9%	12.8%	14.3%
(1)	Reflects ratio to total net sales.

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

				Change
For the Year Ended June 30	2021	2020	2019	2021/ 2020		2020/ 2019

	(in thousands)
Net income	$54,385	$33,552	$54,713	$20,833	62%	$(21,161)	(39)%
Interest expense, net	12,880	12,856	11,776	24	0%	1,080	9%
Provision for income taxes	12,083	21,960	16,792	(9,877)	(45)%	5,168	31%
Depreciation and amortization	31,885	32,341	27,564	(456)	(1)%	4,777	17%
EBITDA	111,233	100,709	110,845	10,524	10%	(10,136)	(9)%
Stock-based compensation	1,129	2,259	2,259	(1,130)	(50)%	—	0%
Restructuring costs	—	425	6,281	(425)	*	—	(93)%
Acquisition-related cost of goods sold	—	280	—	(280)	*	280	*
Acquisition-related transaction costs	—	462	213	(462)	*	249	117%
Acquisition-related other, net (1)	—	(2,821)	—	2,821	*	(2,821)	*
Other, net	—	—	(1,506)	—	*	1,506	*
Foreign currency (gains) losses, net	(4,480)	826	(55)	(5,306)	*	881	*
Adjusted EBITDA	$107,882	$102,140	$118,037	$5,742	6%	$(15,897)	(13)%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Comparison of the years ended June 30, 2021 and 2020

Net sales

Net sales of $833.4 million for the year ended June 30, 2021, increased $33.0 million, or 4%, as compared to the year ended June 30, 2020. Animal Health, Mineral Nutrition and Performance Products increased $18.8 million, $6.1 million, and $8.0 million, respectively.

Animal Health

Net sales of $545.7 million for the year ended June 30, 2021, increased $18.8 million, or 4%. Net sales of MFAs and other increased $7.7 million, or 2%, due to increased domestic demand in swine and increased international sales in poultry. These gains were partially offset by an $8.9 million decline in net sales in China following regulatory changes effective January 1, 2020. Net sales of nutritional specialty products grew $13.5 million, or 10%, due to international and domestic volume growth in dairy products, partially offset by lower sales in domestic poultry. Net sales of vaccines declined $2.4 million, or 3%, as challenging economic conditions in Eastern Europe more than offset domestic volume growth and increased demand in the Asia Pacific region.

Mineral Nutrition

Net sales of $220.6 million for the year ended June 30, 2021, increased $6.1 million, or 3%, due to higher overall average selling prices and increased unit volumes. The increase in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $67.1 million for the year ended June 30, 2021, increased $8.0 million, or 14%, driven by increased volumes of copper-based products.

Gross profit

Gross profit of $271.4 million for the year ended June 30, 2021, increased $14.5 million, or 6%, as compared to the year ended June 30, 2020. Gross margin increased 50 basis points to 32.6% of net sales for the year ended June 30, 2021, as compared to 32.1% for the year ended June 30, 2020. The year ended June 30, 2020, included $0.3 million of acquisition-related cost of goods sold.

Animal Health gross profit increased $7.2 million due to sales growth. Mineral Nutrition gross profit increased $2.4 million, driven by increases in average selling prices, partially offset by increases in raw material costs. Performance Products gross profit increased $4.8 million, driven by higher volumes, higher average selling prices and decreases in raw material and production costs. Acquisition-related cost of goods sold in the prior year accounted for $0.3 million of the gross profit improvement in the current year.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $196.5 million for the year ended June 30, 2021, increased $8.8 million, or 5%, as compared to the year ended June 30, 2020. SG&A for the year ended June 30, 2021, included $1.1 million of stock-based compensation. SG&A for the year ended June 30, 2020, included $2.3 million of stock-based compensation, $0.4 million of restructuring costs, $0.5 million of acquisition-related transaction costs and income of $2.8 million from other acquisition-related items. Excluding these items, SG&A increased $8.0 million, or 4%.

Animal Health SG&A increased $5.6 million, primarily due to increased professional fees to support the continued use of carbadox and investments in international expansion initiatives. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Corporate expenses increased $2.5 million, driven by investments in strategic initiatives, plus incremental costs for performance-related compensation and information technology. Overall costs, including marketing, product development and travel, continued to be restrained due to COVID-19 limitations. The stock-based compensation, restructuring costs, acquisition-related transaction costs and other acquisition-related income items accounted for a net $0.8 million increase in SG&A.

Interest expense, net

Interest expense, net of $12.9 million for the year ended June 30, 2021, was flat as compared to the year ended June 30, 2020. Interest expense decreased primarily due to favorable variable interest rates, offset by higher levels of debt outstanding and a $1.0 million of expense related to the April 2021 refinancing.

Foreign currency (gains) losses, net

Foreign currency gains, net for the year ended June 30, 2021, were $4.5 million, as compared to net losses of $0.8 million for the year ended June 30, 2020. Foreign currency gains, net primarily arose from intercompany balances, driven by the movement of the Mexican, South African and Turkish currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $12.1 million and $22.0 million for the years ended June 30, 2021 and 2020, respectively. The effective income tax rate was 18.2% and 39.6% for the years ended June 30, 2021 and 2020, respectively. Our effective income tax rate has varied from period to period and from the federal statutory rate, due to the mix of income in the various jurisdictions where we have operations; changes in tax rates from period to period; and the effects of certain other items. The provision for income taxes during the year ended June 30, 2021, included (i) a $5.3 million benefit from the reversal of uncertain tax positions related to settlements and lapse of statute of limitations of prior years, (ii) a $1.5 million benefit related to final regulations issued in July 2020 for the Global Intangible Low-Taxed Income (“GILTI”) tax related to the years ended June 30, 2020 and 2019, (iii) a $1.2 million benefit related to exchange rate differences on intercompany dividends, and (iv) a $0.9 million benefit related to a detailed analysis of various other items. The effective income tax rate, without these items, would have been 31.6% for the year ended June 30, 2021. The provision for income taxes for the years ended June 30, 2021 and 2020, included $0.9 million and $3.5 million of GILTI federal tax expense, respectively.

Net income

Net income of $54.4 million for the year ended June 30, 2021, increased $20.8 million, as compared to net income of $33.6 million for the year ended June 30, 2020. The increase was primarily driven by higher operating income of $5.7 million, increased foreign currency gains of $5.3 million and a $9.9 million decrease to the provision for income taxes. The increase in operating income was driven by a $14.5 million increase in gross profit, partially offset by increased SG&A costs of $8.8 million.

Adjusted EBITDA

Adjusted EBITDA of $107.9 million for the year ended June 30, 2021, increased $5.7 million, or 6%, as compared to the year ended June 30, 2020. Animal Health Adjusted EBITDA increased $0.8 million, driven by increased gross profit, partially offset by higher SG&A expenses. Mineral Nutrition and Performance Products Adjusted EBITDA for the year ended June 30, 2021, increased $2.4 million and $4.9 million, respectively, on higher gross profit. Corporate expenses increased $2.4 million driven by investments in strategic initiatives as well as incremental costs for performance-related compensation and information technology.

Comparison of the years ended June 30, 2020 and 2019

Net sales

Net sales of $800.4 million for the year ended June 30, 2020, decreased $27.6 million, or 3%, as compared to the year ended June 30, 2019. Animal Health, Mineral Nutrition and Performance Products sales declined $5.1 million, $19.4 million and $3.2 million, respectively.

Animal Health

Net sales of $526.9 million for the year ended June 30, 2020, decreased $5.1 million, or 1%. Net sales of MFAs and other declined $28.2 million, or 8%, due to a $30.9 million sales decline in China driven by the effects of African Swine Fever and regulatory changes. Net sales of nutritional specialty products grew $16.0 million, or 14%, due to volume growth in poultry and dairy products. The August 2019 Osprey acquisition accounted for approximately two-thirds of the nutritional specialty sales growth. Net sales of vaccines increased $7.0 million, or 10%, due to international demand and increased market penetration. Excluding a domestic distribution arrangement that was terminated in October 2018, net sales of vaccines would have increased approximately 14%.

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

The provision for income taxes was $22.0 million and $16.8 million for the years ended June 30, 2020 and 2019, respectively. The effective income tax rates were 39.6% and 23.5% for the years ended June 30, 2020 and 2019, respectively. The fiscal year 2020 effective income tax rate was substantially higher than the federal statutory rate primarily due to income tax expense for:

●	Global Intangible Low-Taxed Income (GILTI) federal tax of $3.5 million, net of foreign tax credits, which added 6.2 percentage points to the effective income tax rate. The GILTI federal tax for the year ended June 30, 2019 was $0.5 million. GILTI for the current year was elevated due to the interplay of domestic profitability and limitations on offsetting credits.
●	Changes in uncertain tax positions of $2.9 million, which added 5.2 percentage points to the effective income tax rate. Changes in uncertain tax positions for the year ended June 30, 2019 were a benefit of $(0.8) million. Changes in uncertain tax positions for the current year were elevated due to the complex nature of tax law in various jurisdictions and related interpretations of tax law.
●	Increases in the valuation allowance of $2.0 million, which added 3.6 percentage points to the effective income tax rate. Increases in the valuation allowance for the year ended June 30, 2019 was negligible. Increases in the valuation allowance for the current year were elevated due to losses in certain international jurisdictions, in part

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

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

				Change
For the Year Ended June 30	2021	2020	2019	2021/ 2020	2020/ 2019

	(in thousands)
Cash provided by/(used in):
Operating activities	$48,306	$59,348	$47,169	$(11,042)	$12,179
Investing activities	(18,580)	(120,390)	(14,133)	101,810	(106,257)
Financing activities	(16,995)	40,936	(4,107)	(57,931)	45,043
Effect of exchange-rate changes on cash and cash equivalents	1,138	(1,124)	(524)	2,262	(600)
Net increase/(decrease) in cash and cash equivalents	$13,869	$(21,230)	$28,405	$35,099	$(49,635)

Net cash provided (used) by operating activities was comprised of:

				Change
For the Year Ended June 30	2021	2020	2019	2021 / 2020	2020 / 2019

	(in thousands)
EBITDA	$111,233	$100,709	$110,845	$10,524	$(10,136)
Adjustments
Stock-based compensation	1,129	2,259	2,259	(1,130)	—
Restructuring costs	—	425	6,281	(425)	(5,856)
Acquisition-related cost of goods sold	—	280	—	(280)	280
Acquisition-related transaction costs	—	462	213	(462)	249
Acquisition-related other, net	—	(2,821)	—	2,821	(2,821)
Foreign currency (gains) losses, net	(4,480)	826	(55)	(5,306)	881
Interest paid, net	(10,808)	(11,577)	(12,250)	769	673
Income taxes paid	(19,395)	(20,866)	(16,215)	1,471	(4,651)
Changes in operating assets and liabilities and other items	(29,373)	(10,349)	(42,403)	(19,024)	32,054
Net cash provided by operating activities	$48,306	$59,348	$47,169	$(11,042)	$12,179

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $48.3 million of net cash for the year ended June 30, 2021. Profitable business performance resulted in cash provided by net income and non-cash items, including depreciation and amortization, of $78.2 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $29.9 million. Accounts receivable used $18.2 million of cash due to increased sales and timing of collections. Cash used for inventory was $12.5 million. Inventory increases were primarily due to forecasted future demand and internal production schedules. For certain products, we are maintaining safety stocks to mitigate potential disruptions in production. Other assets and prepaid expenses used $1.9 million and $1.6 million of cash, respectively. Accounts payable provided $3.1 million of cash due to timing of payments. Accrued expenses and other liabilities provided cash of $1.2 million due to timing of payments for employee-related liabilities.

Operating activities provided $59.3 million of net cash for the year ended June 30, 2020. Profitable business performance resulted in cash provided by net income, adjusted for the effect of non-cash charges of $73.0 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $13.7 million. Accounts receivable provided $28.7 million of cash, due to reduced sales levels and improved collection timing; days sales outstanding at June 30, 2020, of 61 days improved from 70 days at the prior year end. Inventory used $12.9 million of cash, driven by the timing of sales and consistent production levels, primarily in our Animal Health segment. Other current assets and other assets used $11.2 million and $2.1 million, respectively, due to the timing of payments in international regions and timing of domestic tax and insurance payments. Accounts payable used $7.7 million of cash, primarily due to the timing of domestic inventory purchases. Accrued expenses and other liabilities used $8.5 million, driven by payments for long-term incentive compensation and restructuring costs.

Investing activities

Investing activities used $18.6 million of net cash for the year ended June 30, 2021. Capital expenditures were $29.3 million as we continued to invest in expanding production capacity and productivity improvements. Net proceeds from maturities of short-term investments were $12.0 million. Other investing activities used $1.6 million of cash.

Investing activities used $120.4 million of net cash for the year ended June 30, 2020. Capital expenditures were $34.0 million as we continued to invest in our existing manufacturing facilities and for capacity expansion and productivity improvements. The Osprey acquisition used $54.5 million of cash. We purchased $31.0 million of short-term investments

Financing activities

Financing activities used $17.0 million of net cash for the year ended June 30, 2021. We used proceeds from the April 2021 refinancing to pay all outstanding term loan and revolving credit balances under the 2017 Credit Facilities. We paid $2.9 million in debt issuance costs relating to the refinancing. We paid $19.4 million in dividends to holders of our Class A and Class B common stock.

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

				Change
As of June 30	2021	2020	2019	2021 / 2020	2020 / 2019

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$93,212	$91,343	$81,573	$1,869	$9,770
Working capital	250,956	222,006	242,902	28,950	(20,896)
Ratio of current assets to current liabilities	2.62:1	2.60:1	2.71:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

At June 30, 2021, we had $95.0 million in outstanding borrowings under the 2021 Revolver. We had outstanding letters of credit and other commitments of $2.7 million, leaving $152.3 million available for borrowings and letters of credit, subject to restriction in our Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on September 22, 2021. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

Based on the funded status on June 30, 2021, the Company does not expect to contribute to the domestic pension plan during 2022.

At June 30, 2021, our cash and cash equivalents and short-term investments included $91.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

Payments due under contractual obligations as of June 30, 2021, were:

	Years
	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total

	(in thousands)
Long-term debt (including current portion)	$9,375	$31,875	$256,875	$—	$298,125
Revolving credit facility	—	—	95,000	—	95,000
Interest payments	11,032	17,697	13,829	—	42,559
Lease commitments	7,733	10,444	6,563	16,559	41,301
Contingent consideration	4,840	—	—	—	4,840
Other	1,094	1,593	1,360	628	4,675
Total contractual obligations	$34,074	$61,610	$373,628	$17,187	$486,499

For purposes of estimating interest payments, we assumed long-term debt will decrease in accordance with the scheduled payments and the Revolver continues unchanged at the June 30, 2021, balance. We assumed future interest rates and applicable rates are the same as the rates at June 30, 2021.

Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $5.7 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the periods in which the liability will be realized.

Analysis of the consolidated balance sheets

				Change
As of June 30	2021	2020	2019	2021 / 2020	2020 / 2019

	(in thousands)
Accounts receivable - trade	$146,852	$126,522	$159,022	$20,330	$(32,500)
DSO	60	61	70

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

				Change
As of June 30	2021	2020	2019	2021 / 2020	2020 / 2019

	(in thousands)
Inventories	$216,312	$196,659	$198,322	$19,653	$(1,663)

Inventory increased by $19.7 million in 2021, primarily due to additional volumes and the effect of currency fluctuations. Inventories increased by $12.5 million, as measured by exchange rates at the time of the transactions.

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

Selected Quarterly Financial Data (Unaudited)

To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2021 and 2020. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2020	2020	2021	2021	2021

	(in thousands)
Net sales
MFAs and other	$78,703	$81,577	$78,530	$91,207	$330,017
Nutritional Specialties	32,600	36,394	36,978	36,788	142,760
Vaccines	17,066	18,267	18,872	18,734	72,939
Animal Health	$128,369	$136,238	$134,380	$146,729	$545,716
Mineral Nutrition	51,440	54,157	58,153	56,810	220,560
Performance Products	15,385	15,754	19,196	16,739	67,074
Total net sales	195,194	206,149	211,729	220,278	833,350
Cost of goods sold	131,075	137,884	142,564	150,450	561,973
Gross profit	64,119	68,265	69,165	69,828	271,377
Selling, general and administrative expenses	48,431	48,375	49,033	50,670	196,509
Operating income	15,688	19,890	20,132	19,158	74,868
Interest expense, net	2,810	3,214	2,933	3,923	12,880
Foreign currency (gains) losses, net	(3,631)	624	(583)	(890)	(4,480)
Income before income taxes	16,509	16,052	17,782	16,125	66,468
Provision (benefit) for income taxes	4,207	3,251	5,621	(996)	12,083
Net income	$12,302	$12,801	$12,161	$17,121	$54,385
Net income per share
basic	$0.30	$0.32	$0.30	$0.42	$1.34
diluted	$0.30	$0.32	$0.30	$0.42	$1.34
Adjusted EBITDA
Animal Health	$30,101	$33,349	$30,962	$29,541	$123,953
Mineral Nutrition	3,047	4,185	5,232	4,652	17,116
Performance Products	1,972	2,266	2,929	2,270	9,437
Corporate	(10,831)	(11,258)	(11,073)	(9,462)	(42,624)
Adjusted EBITDA	$24,289	$28,542	$28,050	$27,001	$107,882
Reconciliation of net income to Adjusted EBITDA
Net income	$12,302	$12,801	$12,161	$17,121	$54,385
Interest expense, net	2,810	3,214	2,933	3,923	12,880
Provision (benefit) for income taxes	4,207	3,251	5,621	(996)	12,083
Depreciation and amortization	8,036	8,088	7,918	7,843	31,885
EBITDA	27,355	27,354	28,633	27,891	111,233
Stock-based compensation	565	564	—	—	1,129
Foreign currency (gains) losses, net	(3,631)	624	(583)	(890)	(4,480)
Adjusted EBITDA	$24,289	$28,542	$28,050	$27,001	$107,882

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2019	2019	2020	2020	2020

	(in thousands)
Net sales
MFAs and other	$75,034	$91,955	$82,670	$72,641	$322,300
Nutritional Specialties	30,433	33,062	34,636	31,133	129,264
Vaccines	16,383	18,672	21,668	18,617	75,340
Animal Health	$121,850	$143,689	$138,974	$122,391	$526,904
Mineral Nutrition	52,649	55,685	56,200	49,878	214,412
Performance Products	15,221	14,638	15,565	13,614	59,038
Total net sales	189,720	214,012	210,739	185,883	800,354
Cost of goods sold	132,057	144,908	141,188	125,319	543,472
Gross profit	57,663	69,104	69,551	60,564	256,882
Selling, general and administrative expenses	47,516	49,495	48,232	42,445	187,688
Operating income	10,147	19,609	21,319	18,119	69,194
Interest expense, net	3,354	3,432	3,263	2,807	12,856
Foreign currency (gains) losses, net	3,221	(718)	(608)	(1,069)	826
Income before income taxes	3,572	16,895	18,664	16,381	55,512
Provision (benefit) for income taxes	1,057	5,001	5,163	10,739	21,960
Net income	$2,515	$11,894	$13,501	$5,642	$33,552
Net income per share
basic	$0.06	$0.29	$0.33	$0.14	$0.83
diluted	$0.06	$0.29	$0.33	$0.14	$0.83
Adjusted EBITDA
Animal Health	$25,061	$33,838	$34,635	$29,572	$123,106
Mineral Nutrition	3,475	3,684	4,055	3,464	14,678
Performance Products	852	1,457	1,506	719	4,534
Corporate	(9,728)	(10,491)	(10,064)	(9,895)	(40,178)
Adjusted EBITDA	$19,660	$28,488	$30,132	$23,860	$102,140
Reconciliation of net income to Adjusted EBITDA
Net income	$2,515	$11,894	$13,501	$5,642	$33,552
Interest expense, net	3,354	3,432	3,263	2,807	12,856
Provision (benefit) for income taxes	1,057	5,001	5,163	10,739	21,960
Depreciation and amortization	7,781	8,148	8,248	8,164	32,341
EBITDA	14,707	28,475	30,175	27,352	100,709
Restructuring costs	425	—	—	—	425
Stock-based compensation	565	564	565	565	2,259
Acquisition-related cost of goods sold	280	—	—	—	280
Acquisition-related transaction costs	462	—	—	—	462
Acquisition-related other, net	—	167	—	(2,988)	(2,821)
Foreign currency (gains) losses, net	3,221	(718)	(608)	(1,069)	826
Adjusted EBITDA	$19,660	$28,488	$30,132	$23,860	$102,140

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain. Although vaccines are now available, distribution efforts vary widely country-by-country and state-by-state. New information may continue to emerge concerning COVID-19, and actions required to contain or treat it may affect the duration and severity of the pandemic. The pandemic may have significant economic impacts on customers, suppliers and markets. The pandemic may affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

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

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2021, we tested goodwill using a qualitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2.7 million equity investment are currently idled; we have concluded the investment is not impaired, based on expected future operating cash flows and/or disposal value.

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

For additional details, see “Notes to Consolidated Financial Statements — Commitments and Contingencies.”

For additional details, see “Business — Environmental, Health and Safety.”

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange risk

Portions of our net sales and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 80 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. Because we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar could affect our revenue and expenses, and consequently, net income. Exchange rate fluctuations may also have an effect beyond our reported financial results and directly affect operations. These fluctuations may affect the ability to buy and sell our goods and services in markets affected by significant exchange rate variances.

Our primary foreign currency exposures are to the Brazilian and Israeli currencies. From time to time, we manage foreign exchange risk through the use of foreign currency derivative contracts. We use these contracts to mitigate the potential earnings effects from exposure to foreign currencies.

We analyzed our foreign currency derivative contracts at June 30, 2021 to determine their sensitivity to exchange rate changes. The analysis indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would decrease by $1.4 million or increase by $1.8 million. For additional details, see “Notes to Consolidated Financial Statements — Derivatives.”

Interest rate risk

We have effectively converted $300 million of our outstanding debt to fixed interest rates through June 2025, through the use of interest rate swap agreements. Our debt in excess of $300 million and all debt after the maturity of the interest rate swap agreements is floating interest rate debt. Our Credit Facilities carry floating interest rates based on LIBOR and the Prime Rate, to the extent not effectively converted to fixed interest rate debt. Therefore, our profitability and cash flows are exposed to interest rate fluctuations. Our interest rates also include variable applicable rates in addition to the LIBOR portion of our interest obligation. The applicable rates vary from 1.50% to 2.00%, based on the First Lien Net Leverage Ratio, as defined in the Credit Facilities.

In July 2017, we entered into an interest rate swap agreement on $150 million of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The agreement matures in June 2022. In March 2020, we entered into an interest rate swap agreement on an additional $150 million of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. On the maturity of the July 2017 agreement, the March 2020 agreement increases to a notional principal amount of $300 million through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300 million of debt to a fixed interest rate of 0.62%. We designated the interest rate swaps as highly effective cash flow hedges.

Based on our outstanding debt balances and the applicable rate in effect as of June 30, 2021, considering the interest rate swap agreements, a 100 basis point increase in LIBOR would increase annual interest expense and decrease cash flows by $1.0 million. For additional details, see “Notes to the Consolidated Financial Statements — Debt” and “Notes to the Consolidated Financial Statements — Derivatives.”

Item 8.Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phibro Animal Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Phibro Animal Health Corporation and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Determination of Transaction Price

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from product sales when control of the products has transferred to the customer, typically when title and risk of loss transfer to the customer. Certain of the Company’s businesses have terms where control of the underlying product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. Revenue reflects the total consideration to which management expects to be entitled, in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. Management records reductions to revenue for estimated variable consideration at the time it records the sale. Net sales totaled $833.4 million for the year ended June 30, 2021.

The principal consideration for our determination that performing procedures relating to revenue recognition, specifically the determination of the transaction price, is a critical audit matter is the significant audit effort in performing procedures related to management’s determination of the transaction price.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of the transaction price. These procedures also included, among others, testing management’s process for determining the transaction price for the sale of goods from contracts with customers, evaluating the revenue recognition impact of contractual terms and conditions by examining contracts on a test basis, and tracing sales transactions, on a test basis, to evidence of cash receipt.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

August 25, 2021

We have served as the Company’s auditor since 1998.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30	2021	2020	2019

	(in thousands, except per share amounts)
Net sales	$833,350	$800,354	$827,995
Cost of goods sold	561,973	543,472	563,371
Gross profit	271,377	256,882	264,624
Selling, general and administrative expenses	196,509	187,688	181,398
Operating income	74,868	69,194	83,226
Interest expense, net	12,880	12,856	11,776
Foreign currency (gains) losses, net	(4,480)	826	(55)
Income before income taxes	66,468	55,512	71,505
Provision for income taxes	12,083	21,960	16,792
Net income	$54,385	$33,552	$54,713

Net income per share
basic	$1.34	$0.83	$1.35
diluted	$1.34	$0.83	$1.35
Weighted average common shares outstanding
basic	40,473	40,454	40,412
diluted	40,504	40,504	40,523

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended June 30	2021	2020	2019

	(in thousands)
Net income	$54,385	$33,552	$54,713
Change in fair value of derivative instruments	12,658	(12,854)	(5,580)
Foreign currency translation adjustment	3,643	(32,513)	(4,127)
Unrecognized net pension gains (losses)	2,598	(2,521)	(1,837)
(Provision) benefit for income taxes	(3,807)	3,684	1,846
Other comprehensive income (loss)	15,092	(44,204)	(9,698)
Comprehensive income (loss)	$69,477	$(10,652)	$45,015

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of	2021	2020

	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$50,212	$36,343
Short-term investments	43,000	55,000
Accounts receivable, net	146,852	126,522
Inventories, net	216,312	196,659
Other current assets	42,533	37,313
Total current assets	498,909	451,837
Property, plant and equipment, net	154,706	148,109
Intangibles, net	62,282	70,997
Goodwill	52,679	52,679
Other assets	72,749	60,478
Total assets	$841,325	$784,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$9,375	$18,750
Accounts payable	68,362	66,091
Accrued expenses and other current liabilities	86,379	72,397
Total current liabilities	164,116	157,238
Revolving credit facility	95,000	169,000
Long-term debt	287,710	199,257
Other liabilities	55,970	70,401
Total liabilities	602,796	595,896
Commitments and contingencies (Note 13)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at June 30, 2021 and 20,287,574 shares issued and outstanding at June 30, 2020; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at June 30, 2021 and 2020	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,803	135,525
Retained earnings	218,015	183,060
Accumulated other comprehensive loss	(115,293)	(130,385)
Total stockholders’ equity	238,529	188,204
Total liabilities and stockholders’ equity	$841,325	$784,100

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30	2021	2020	2019

	(in thousands)
OPERATING ACTIVITIES
Net income	$54,385	$33,552	$54,713
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	31,885	32,341	27,564
Amortization of debt issuance costs	833	882	882
Stock-based compensation	1,129	2,259	2,259
Acquisition-related items	—	(2,433)	—
Deferred income taxes	(2,183)	8,125	(105)
Foreign currency (gains), net	(9,718)	(2,540)	(1,899)
Other	1,844	818	(302)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(18,209)	28,713	(23,679)
Inventories, net	(12,498)	(12,930)	(20,982)
Other current assets	(1,631)	(11,137)	(7,173)
Other assets	(1,898)	(2,121)	(299)
Accounts payable	3,176	(7,672)	12,092
Accrued expenses and other liabilities	1,191	(8,509)	4,098
Net cash provided by operating activities	48,306	59,348	47,169
INVESTING ACTIVITIES
Purchases of short-term investments	(74,000)	(80,000)	(34,000)
Maturities of short-term investments	86,000	49,000	60,000
Capital expenditures	(29,320)	(34,045)	(29,891)
Business acquisitions	—	(54,549)	(9,838)
Other, net	(1,260)	(796)	(404)
Net cash used by investing activities	(18,580)	(120,390)	(14,133)
FINANCING ACTIVITIES
Revolving credit facility borrowings	317,500	243,000	213,000
Revolving credit facility repayments	(391,500)	(170,000)	(187,000)
Proceeds from long-term debt	300,000	—	—
Payments of long-term debt and other	(220,625)	(12,646)	(12,649)
Issuance of acquisition note payable	—	—	3,775
Payment of acquisition note payable	—	—	(3,775)
Debt issuance costs	(2,940)	—	—
Proceeds from common shares issued	—	—	1,134
Dividends paid	(19,430)	(19,418)	(18,592)
Net cash provided (used) by financing activities	(16,995)	40,936	(4,107)
Effect of exchange rate changes on cash	1,138	(1,124)	(524)
Net increase (decrease) in cash and cash equivalents	13,869	(21,230)	28,405
Cash and cash equivalents at beginning of period	36,343	57,573	29,168
Cash and cash equivalents at end of period	$50,212	$36,343	$57,573

Supplemental cash flow information
Interest paid, net	$10,808	$11,577	$12,250
Income taxes paid, net	19,395	20,866	16,215
Non-cash investing and financing activities
Property, plant and equipment and capital lease additions	2,957	4,353	2,890

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
As of June 30, 2018	40,357,708	$4	$—	$129,873	$131,560	$(76,483)	$184,954
Adoption of new revenue standard	—	—	—	—	1,245	—	1,245
Comprehensive income (loss)	—	—	—	—	54,713	(9,698)	45,015
Exercise of stock options	95,900	—	—	1,134	—	—	1,134
Dividends declared ($0.46 per share)	—	—	—	—	(18,592)	—	(18,592)
Stock-based compensation expense	—	—	—	2,259	—	—	2,259
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
Comprehensive income (loss)	—	—	—	—	33,552	(44,204)	(10,652)
Dividends declared ($0.48 per share)	—	—	—	—	(19,418)	—	(19,418)
Stock-based compensation expense	—	—	—	2,259	—	—	2,259
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
Comprehensive income (loss)	—	—	—	—	54,385	15,092	69,477
Share issued pursuant to stock incentive plan	50,000	—	—	—	—	—	—
Dividends declared ($0.48 per share)	—	—	—	—	(19,430)	—	(19,430)
Stock-based compensation expense	—	—	—	1,129	—	—	1,129
Other	—	—	—	(851)	—	—	(851)
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529

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

Risks and Uncertainties

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain. Although vaccines are now available, distribution efforts vary widely state-by-state and country-by-country. New information may continue to emerge concerning COVID-19, and the actions required to contain or treat it may affect the duration and severity of the pandemic. The pandemic may have significant economic impacts on customers, suppliers and markets. The pandemic may affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet date. Investments held at financial institutions may at times exceed insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 16% and 19% of accounts receivable at June 30, 2021 and 2020, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant judgment may be required to determine the fair values of certain tangible and intangible assets and in assigning their respective useful lives. Significant judgment also may be required to determine the fair values of contingent consideration, if any. We typically utilize third-party valuation specialists to assist us in determining fair values of significant tangible and intangible assets and contingent consideration. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect consideration of other marketplace participants and include the amount and timing of future cash flows, specifically the expected revenue growth rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets primarily are based on a number of factors including the competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale and regulatory approval is obtained.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. We assess IPR&D for impairment annually during our fourth quarter, or more frequently if impairment indicators exist.

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2021, we tested goodwill using a qualitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.

Foreign Currency Translation

We generally use local currency as the functional currency to measure the financial position and results of operations of each of our international subsidiaries. We translate assets and liabilities of these operations at the exchange rates in effect at the balance sheet date. We translate income statement accounts at the average rates of exchange prevailing during the period. Translation adjustments that arise from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.Certain of our Israeli operations have designated the U.S. dollar as their functional currency. Gains and losses arising from re-measurement of local currency accounts into U.S. dollars are included in determining net income.

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

From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. As of June 30, 2021, we used (i) foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates on forecasted inventory purchases, and (ii) interest rate swaps on $300,000 of notional principal to manage future cash flow exposure resulting from variable interest rates on that amount of debt. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We do not engage in trading or other speculative uses of financial instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the Year Ended June 30	2021	2020	2019
Net income	$54,385	$33,552	$54,713

Weighted average number of shares – basic	40,473	40,454	40,412
Dilutive effect of stock options and restricted stock units	31	50	111
Weighted average number of shares – diluted	40,504	40,504	40,523

Net income per share
basic	$1.34	$0.83	$1.35
diluted	$1.34	$0.83	$1.35

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Animal Health

The Animal Health business develops, manufactures and markets products in three main categories:

●	MFAs and Other: MFAs and other products primarily consist of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products.
●	Nutritional Specialties: Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. We are also a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers.
●	Vaccines: Our vaccines are primarily focused on preventing diseases in poultry and swine. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and autogenous vaccine products and produce and market adjuvants to vaccine manufacturers. We have developed and market an innovative and proprietary delivery platform for vaccines.

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

For the Year Ended June 30	2021	2020	2019
Animal Health
MFAs and other	$330,017	$322,300	$350,468
Nutritional specialties	142,760	129,264	113,215
Vaccines	72,939	75,340	68,291
Total Animal Health	$545,716	$526,904	$531,974
Mineral Nutrition	220,560	214,412	233,782
Performance Products	67,074	59,038	62,239
Total	$833,350	$800,354	$827,995

Net Sales by Region

For the Year Ended June 30	2021	2020	2019
United States	$494,889	$471,938	$480,101
Latin America and Canada	166,325	158,939	152,380
Europe, Middle East and Africa	114,131	112,179	105,365
Asia Pacific	58,005	57,298	90,149
Total	$833,350	$800,354	$827,995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by region are based on country of destination.

Deferred revenue was $3,674 and $4,570 as of June 30, 2021 and June 30, 2020, respectively. Accrued expenses and other current liabilities included $1,560 and $1,109 of the total deferred revenue as of June 30, 2021 and June 30, 2020, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 to 70 days after the revenue is recognized.

Additional Information

For the Year Ended June 30	2021	2020	2019
Interest expense, net
Term loan	$7,951	$7,751	$8,553
Revolving credit facility	3,649	5,317	3,748
Amortization of debt issuance costs and debt discount	833	882	882
Refinancing expense	1,020	—	—
Other	265	663	494
Interest expense	13,718	14,613	13,677
Interest (income)	(838)	(1,757)	(1,901)
	$12,880	$12,856	$11,776

For the Year Ended June 30	2021	2020	2019
Depreciation and amortization
Depreciation of property, plant and equipment	$23,165	$23,250	$21,423
Amortization of intangible assets	8,715	8,869	6,092
Amortization of other assets	5	222	49
	$31,885	$32,341	$27,564

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $1,254, $1,038 and $1,217 during 2021, 2020 and 2019, respectively.

Amortization of intangible assets as of June 30, 2021, is expected to be:

For the Year Ended June 30
2022	$8,628
2023	8,607
2024	8,427
2025	6,773
2026	5,823
Thereafter	24,024
Total	$62,282

For the Year Ended June 30	2021	2020	2019
Research and development expense	$17,759	$13,738	$12,093

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.   Balance Sheets—Additional Information

.
As of June 30	2021	2020
Accounts receivable, net
Trade accounts receivable	$150,659	$130,462
Allowance for doubtful accounts	(3,807)	(3,940)
	$146,852	$126,522

As of June 30	2021	2020	2019
Allowance for doubtful accounts
Balance at beginning of period	$3,940	$4,442	$6,257
Provision for bad debts	105	230	(201)
Effect of changes in exchange rates	26	(304)	38
Bad debt write-offs	(264)	(428)	(1,652)
Balance at end of period	$3,807	$3,940	$4,442

As of June 30	2021	2020
Inventories
Raw materials	$59,775	$73,837
Work-in-process	12,738	8,881
Finished goods	143,799	113,941
	$216,312	$196,659

As of June 30	2021	2020
Property, plant and equipment, net
Land	$9,994	$9,796
Buildings and improvements	80,408	69,444
Machinery and equipment	287,355	267,805
	377,757	347,045
Accumulated depreciation	(223,051)	(198,936)
	$154,706	$148,109

Certain facilities in Israel are on leased land. The leases expire in 2023, 2035 and 2062.

Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of $4,236 and $3,517 at June 30, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Machinery and equipment includes construction-in-progress of $23,659 and $25,582 at June 30, 2021 and 2020, respectively.

	Weighted-
	Average
	Useful Life
As of June 30	(Years)	2021	2020
Intangibles, net
Cost
Technology	12	$85,016	$85,016
Product registrations, marketing and distribution rights	9	17,882	17,795
Customer relationships	12	31,115	31,089
Trade names, trademarks and other	5	3,857	3,857
		137,870	137,757
Accumulated amortization
Technology		(42,083)	(35,859)
Product registrations, marketing and distribution rights		(17,862)	(17,770)
Customer relationships		(12,588)	(10,336)
Trade names, trademarks and other		(3,055)	(2,795)
		(75,588)	(66,760)
		$62,282	$70,997

As of June 30	2021	2020
Goodwill
Balance at beginning of period	$52,679	$27,348
Osprey acquisition	—	25,331
Balance at end of period	$52,679	$52,679

As of June 30	2021	2020
Other assets
ROU operating lease assets	$32,962	$22,873
Deferred income taxes	9,861	11,430
Deposits	5,663	5,158
Insurance investments	5,964	5,801
Equity method investments	4,141	4,219
Derivative instruments	2,696	—
U.S. pension plan	1,184	—
Indemnification asset	—	3,000
Debt issuance costs	1,811	1,021
Other	8,467	6,976
	$72,749	$60,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2,740 equity investment are currently idle. We have concluded the investment is not impaired based on expected future operating cash flows and/or disposal value.

As of June 30	2021	2020
Accrued expenses and other current liabilities
Employee related	$35,375	$25,825
Current operating lease liabilities	6,618	6,439
Commissions and rebates	6,312	5,782
Professional fees	4,380	5,766
Income and other taxes	6,107	3,821
Derivative instruments	3,486	5,757
Contingent consideration	4,840	—
Restructuring costs	735	2,314
Insurance-related	1,176	1,272
Other	17,350	15,421
	$86,379	$72,397

During the year ended June 30, 2019, we recorded costs of $6,281 for business restructuring activities related to productivity and cost saving initiatives in the Animal Health segment, including $3,500 related to the termination of a contract manufacturing agreement and $2,781 for employee separation charges. During the year ended June 30, 2020, we recorded costs of $425 related to employee separation charges. The costs are included in selling, general and administrative expenses in our consolidated statements of operations. The following table summarizes the activity of the restructuring liability during the year ended June 30, 2021:

Liability balance at June 30, 2020	$2,860
Payments	(2,125)
Liability balance at June 30, 2021	$735

As of June 30	2021	2020
Other liabilities
Long-term operating lease liabilities	$28,003	$17,276
Long-term and deferred income taxes	6,646	11,680
Supplemental retirement benefits, deferred compensation and other	8,382	8,067
International retirement plans	5,345	5,499
U.S. pension plan	—	3,563
Derivative instruments	—	7,691
Contingent consideration	—	4,840
Restructuring costs	—	546
Other long-term liabilities	7,594	11,239
	$55,970	$70,401

As of June 30	2021	2020
Accumulated other comprehensive income (loss)
Derivative instruments	$(790)	$(13,448)
Foreign currency translation adjustment	(100,095)	(103,738)
Unrecognized net pension losses	(19,973)	(22,571)
Benefit for income taxes on derivative instruments	97	3,256
Benefit for incomes taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(2,698)	(2,050)
	$(115,293)	$(130,385)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.   Debt

Term Loans and Revolving Credit Facilities

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

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of the Company and its subsidiaries’ net consolidated first lien indebtedness to the Company and its subsidiaries’ consolidated EBITDA (the “First Lien Net Leverage Ratio”). The interest rate per annum applicable to the loans under the 2021 Credit Facilities is based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either (1) a Eurodollar rate determined by reference to LIBOR with a term as selected by the Company, or (2) a base rate determined by reference to the highest of (a) the rate as publicly announced from time to time by Bank of America as its “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBOR daily floating rate plus 1.00%.

In the case of LIBOR and Eurodollar rate loans, if the First Lien Net Leverage Ratio is (i) equal to or greater than 3.50:1.00; (ii) less than 3.50:1.00 but greater than or equal to 2.25:1.00; or, (iii) less than 2.25:1.00, the 2021 Credit Facilities have applicable rates equal to 2.00%; 1.75%; and, 1.50%, respectively. In the case of base rate loans, if the First Lien Net Leverage Ratio is (i) equal to or greater than 3.50:1.00; (ii) less than 3.50:1.00 but greater than or equal to 2.25:1.00; or, (iii) less than 2.25:1.00, the 2021 Credit Facilities have applicable rates equal to 1.00%; 0.75%; and, 0.50%, respectively.

Pursuant to the terms of the 2021 Credit Agreement, the 2021 Credit Facilities are subject to various covenants that, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Indebtedness under the Credit Facilities is collateralized by a first priority lien on substantially all assets of Phibro and certain of our domestic subsidiaries. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the agreement) occur. The 2021 Credit Facilities mature in April 2026.

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permitted: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of June 30, 2021, we were in compliance with the financial covenants.

As of June 30, 2021, we had $95,000 in borrowings under the 2021 Revolver and had outstanding letters of credit of $2,709, leaving $152,291 available for borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The agreement matures in June 2022. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 14— Derivatives.”

In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.62%. In July 2022, this agreement increases to a notional principal amount of $300,000 through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.62%. We designated the interest rate swaps as highly effective cash flow hedges. For additional details, see “Note 14 — Derivatives.”

The 2017 and 2020 interest rate swap agreements will continue to remain in place on our interest obligations associated with the 2021 Credit Facilities.

As of June 30, 2021, the interest rates for the Revolver and the Term A Loan were 1.86% and 2.98%, respectively. The weighted-average interest rates for the Revolver were 2.21% and 3.17% for the years ended June 30, 2021 and 2020, respectively. The weighted-average interest rates for the Term A Loan were 3.27% and 3.38% for the years ended June 30, 2021 and 2020, respectively.

Foreign Credit Facilities

Our Israel subsidiaries have aggregate credit facilities available of approximately $13,435 (the “Israel Credit Facilities”). As of June 30, 2021, we had no outstanding borrowings or other commitments outstanding under the Israel Credit Facilities. Interest rate elections under the Israel Credit Facilities are LIBOR plus 2.25%. The Israel Credit Facilities mature in March 2022.

Long-Term Debt

As of June 30	2021	2020
2021 Term A Loan due April 2026	$298,125	$—
2017 Term A Loan due June 2022	—	218,750
Unamortized debt issuance costs	(1,040)	(743)
	297,085	218,007
Less: current maturities	(9,375)	(18,750)
	$287,710	$199,257

Aggregate Maturities of Long-Term Debt

For the Years Ending June 30
2022	$9,375
2023	15,000
2024	16,875
2025	24,375
2026	232,500
Total	$298,125

7.    Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. In March 2021, we amended and extended the lease agreement for our corporate office, increasing the value of our lease commitments. The remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:

As of June 30,	2021	2020	Balance Sheet Classification
Assets:
Operating lease ROU assets	$32,962	$22,873	Other Assets

Liabilities:
Current portion	6,618	6,439	Accrued expenses and other current liabilities
Non-current portion	28,003	17,276	Other liabilities
Total operating lease liabilities	$34,621	$23,715

The following table summarizes the composition of net lease expense:

For the Year Ended June 30	2021	2020

Operating lease expense	$7,989	$7,570
Variable lease expense	1,176	1,304
Short-term lease expense	873	802
Total lease expense	$10,038	$9,676

The following tables include other supplemental information:

For the Year Ended June 30	2021	2020
Operating cash flows used for ROU operating leases	$8,292	$7,696
Right of use assets obtained in exchange for new operating lease liabilities	$16,665	$11,017

As of June 30	2021	2020
Weighted average remaining lease term (in years) - ROU operating leases	8.42	6.49
Weighted average discount rate - ROU operating leases	4.04%	4.40%

At June 30, 2021, maturities of future lease liabilities were:

For the Years Ending June 30,
2022	$7,733
2023	5,828
2024	4,616
2025	3,567
2026	2,996
2027 and thereafter	16,561
Total lease payments	41,301
Less: interest	6,680
Total operating lease liabilities	$34,621

There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 30, 2021. Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.   Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2021 and 2020 were:

As of June 30	2021	2020		2021	2020

	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock – Class A	300,000,000	300,000,000	$0.0001	20,337,574	20,287,574
Common stock – Class B	30,000,000	30,000,000	$0.0001	20,166,034	20,166,034

Holders of our Class B common stock converted zero shares of Class B common stock to Class A common stock in 2021 and 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Dividends

We declared and paid quarterly cash dividends totaling $19,430 for the year ended June 30, 2021, to holders of our Class A common stock and Class B common stock.

9.   Stock Incentive Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the“Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted, and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 5,081,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2021. There are no outstanding awards as of June 30, 2021.

Restricted Stock Units

In May 2018, PAHC’s Compensation Committee approved the grant of 250,000 restricted stock units (“RSUs”) to an officer of the Company, pursuant to the Incentive Plan. Each RSU represented the right to receive a share of our common stock upon vesting. 200,000 of the RSUs were subject to performance-based vesting (the “Performance-Based RSUs”) and none of the Performance-Based RSUs vested as of the grant maturity on December 31, 2020. 50,000 of the RSUs were subject to time-based vesting (the“Time-Based RSUs”) and vested on December 31, 2020.

We recognized the total grant date fair value of the RSUs as stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense related to RSUs was $1,129, $2,259 and $2,259 for the years ended June 30, 2021, 2020 and 2019, respectively.

Stock Options

There was no stock-based compensation expense related to employee stock options in the periods included in the consolidated financial statements and there was no stock option activity during 2021.

10.     Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $1,660, $1,553 and $1,969 during 2021, 2020 and 2019, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

11.     Employee Benefit Plans

Domestic Pension Plan

We maintain a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended the plan to eliminate credit for future service and compensation increases, effective September 2016. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the plan were as of June 30, 2021, 2020 and 2019.

Changes in the projected benefit obligation, plan assets and funded status of the plan were:

For the Year Ended June 30	2021	2020
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$79,353	$68,527
Interest cost	1,682	2,112
Benefits paid	(2,260)	(2,000)
Actuarial (gain) / loss	(860)	10,714
Projected benefit obligation at end of year	$77,915	$79,353

For the Year Ended June 30	2021	2020
Change in plan assets
Fair value of plan assets at beginning of year	$75,791	$64,593
Actual return on plan assets	4,838	10,821
Employer contributions	730	2,377
Benefits paid	(2,260)	(2,000)
Fair value of plan assets at end of year	$79,099	$75,791
Asset (Liability) Funded status at end of year	$1,184	$(3,562)

The projected benefit obligation for the year ended June 30, 2021, decreased due to a net overall gain from the use of a higher discount rate and mortality assumption update, partially offset by a loss from demographic experience. The projected benefit obligation for the year ended June 30, 2020, increased due to an overall loss from the use of a lower discount rate, plus a loss from other actuarial assumptions and demographic experience. The discount rate used each period varies depending on the long-term bond market rates. The projected benefit obligation also increased each year by the interest cost due to the passage of time and decreased each year by the benefits paid to plan participants.

The funded status is included in other assets and other liabilities in the consolidated balance sheets, at June 30, 2021 and 2020, respectively. The Company does not expect to contribute to the plan during 2022. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities.

Accumulated other comprehensive income (loss) related to the plan was:

For the Year Ended June 30	2021	2020
Accumulated other comprehensive income (loss) related to pension plan
Balance at beginning of period	$(22,571)	$(20,050)
Amortization of net actuarial loss and prior service costs	560	515
Current period net actuarial gain (loss)	2,038	(3,036)
Net change	2,598	(2,521)
Balance at end of period	$(19,973)	$(22,571)

Amortization of unrecognized net actuarial loss will be approximately $460 during 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension expense was:

For the Year Ended June 30	2021	2020	2019
Interest cost on benefit obligation	$1,682	$2,112	$2,407
Expected return on plan assets	(3,660)	(3,144)	(2,842)
Amortization of net actuarial loss and prior service costs	560	515	465
Net periodic pension (income) expense	$(1,418)	$(517)	$30

Significant actuarial assumptions for the plan were:

For the Year Ended June 30	2021	2020	2019
Discount rate for interest cost	2.2%	2.2%	3.1%
Expected rate of return on plan assets	4.4%	4.9%	4.9%
Discount rate for year-end benefit obligation	2.9%	2.8%	3.6%

The plan used the Aon Hewitt AA Bond Universe as a benchmark for its discount rate as of June 30, 2021, 2020 and 2019. The discount rate is determined by matching the plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.

Estimated future benefit payments are:

For the Year Ended June 30
2022	$3,146
2023	3,392
2024	3,575
2025	3,712
2026	3,830
2027 – 2031	20,414

The plan’s target asset allocations for 2022 and the weighted-average asset allocation of plan assets as of June 30, 2021 and 2020 are:

	Target
	Allocation	Percentage of Plan Assets
For the Year Ended June 30	2022	2021	2020
Debt securities	65% - 85%	71%	66%
Equity securities	10% - 30%	21%	27%
Global asset allocation/risk parity(1)	0% - 15%	7%	5%
Other	0% - 10%	1%	2%
(1)	The global asset allocation/risk parity category consists of a variety of asset classes including, but not limited to, global bonds, global equities, real estate and commodities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the plan assets by asset category were:

	Fair Value Measurements Using
As of June 30, 2021	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$386	$—	$—	$386
Common-collective funds
Global large cap equities	—	13,201	3,816	17,017
Fixed income securities	—	56,414	—	56,414
Global asset allocations/risk parity	—	2,016	—	2,016
Mutual funds
Global asset allocations/risk parity	3,206	—	—	3,206
Other
Other	—	—	60	60
	$3,592	$71,631	$3,876	$79,099

	Fair Value Measurements Using
As of June 30, 2020	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,812	$—	$—	$1,812
Common-collective funds
Global large cap equities	—	16,678	4,038	20,716
Fixed income securities	—	49,902	—	49,902
Global asset allocations/risk parity	—	1,667	—	1,667
Other
Global asset allocations/risk parity	—	—	1,669	1,669
Other	—	—	25	25
	$1,812	$68,247	$5,732	$75,791

The table below provides a summary of the changes in the fair value of Level 3 assets:

Change in Fair Value Level 3 assets	2021	2020
Balance at beginning of period	$5,732	$5,649
Redemptions	(3,236)	(49)
Purchases	300	200
Change in fair value	1,080	(68)
Balance at end of period	$3,876	$5,732

The following outlines the valuation methodologies used to estimate the fair value of plan assets:

●	Cash and cash equivalents are valued at $1 per unit;
●	Common-collective funds are determined based on current market values of the underlying assets of the fund;
●	Mutual funds and foreign currency deposits are valued using quoted market prices in active markets; and
●	For Level 3 managed assets, business appraisers use a combination of valuations and appraisal methodologies, as well as a number of assumptions to create a price that brokers evaluate. For Level 3 non-managed assets, pricing is provided by various sources, such as issuer or investment manager.

Other employee benefit plans

We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. The Company contributes: (i) a matching contribution equal to 100% of the first 6.0% of an employee’s contribution; and, (ii) an additional discretionary contribution of up to 4.5% of compensation, depending on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s age and years of service, provided that such contributions comply with ERISA non-discrimination requirements. Employee and Company contributions are subject to certain ERISA limitations. Employees are immediately vested in Company contributions. Our contribution expense was $5,803, $5,566, and $5,201, in 2021, 2020 and 2019, respectively.

Our consolidated balance sheets include other employee-related liabilities of $13,827 and $13,666 as of June 30, 2021 and 2020, respectively, including international retirement plans, supplemental retirement benefits and long-term incentive arrangements. Expense under these plans was $5,095, $5,725, and $5,685 in 2021, 2020 and 2019, respectively.

12. Income Taxes

The components of income before income taxes consisted of the following:

For the Year Ended June 30	2021	2020	2019
Domestic	$12,684	$(3,142)	$2,331
Foreign	53,784	58,654	69,174
Income before income taxes	$66,468	$55,512	$71,505

Components of the provision for income taxes were:

For the Year Ended June 30	2021	2020	2019
Current provision (benefit):
Federal	$99	$(1,271)	$(459)
State and local	887	401	102
Foreign	13,280	14,705	16,603
Total current provision	14,266	13,835	16,246
Deferred provision (benefit):
Federal	291	5,226	858
State and local	(110)	696	432
Foreign	(2,663)	218	(691)
Change in valuation allowance–foreign	299	1,985	(53)
Total deferred provision (benefit)	(2,183)	8,125	546

Provision for income taxes	$12,083	$21,960	$16,792

Reconciliation of the federal statutory rate to the Company’s effective tax rate were:

For the Year Ended June 30	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	0.8	1.7	0.6
Foreign income tax rates	4.2	3.6	4.1
Changes in uncertain tax positions	(6.8)	5.2	(1.0)
Global Intangible Low-Taxed Income	1.3	6.2	0.8
Recognition of federal and foreign tax credits	(2.1)	(0.9)	(2.5)
Change in valuation allowance	0.5	3.6	—
Other	(0.7)	(0.8)	0.5
Effective tax rate	18.2%	39.6%	23.5%

We record the Global Intangible Low-Taxed Income (GILTI) aspects of comprehensive U.S. income tax legislation as a period expense. The provision for income taxes for the years ended June 30, 2021 and 2020, included $889 and $3,453 of federal tax expense from the effects of GILTI, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:

As of June 30	2021	2020
Deferred tax assets:
Employee related accruals	$6,337	$5,703
Inventory	2,094	726
Environmental remediation	765	974
Net operating loss carry forwards–domestic	1,522	1,618
Net operating loss carry forwards–foreign	5,517	5,221
Operating lease liabilities	8,312	5,732
Other	4,672	6,340
	29,219	26,314
Valuation allowance	(3,709)	(3,403)
	25,510	22,911
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(7,550)	(6,108)
Operating lease ROU assets	(8,251)	(5,657)
Other	(793)	(921)
	(16,594)	(12,686)

Net deferred tax asset	$8,916	$10,225

Deferred taxes are included in the consolidated balance sheets as follows:

As of June 30	2021	2020
Other assets	$9,861	$11,430
Other liabilities	(945)	(1,205)
	$8,916	$10,225

The valuation allowance established against the deferred tax assets were:

	2021	2020	2019
Balance at beginning of period	$3,403	$808	$861
Provision for income taxes	306	2,595	(53)
Balance at end of period	$3,709	$3,403	$808

The Company records valuation allowance against certain foreign and state deferred tax assets, after considering all of the available evidence, it is more likely than not that these assets will not be realized.

The Company has $31,319 of state net operating loss carry forwards. $13,803 that will expire in 2022 through 2039, and $17,516 that do not expire, and $27,481 of foreign net operating loss carry forwards of which most are in jurisdictions that have no expiration.

If amounts are repatriated from certain of our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. We consider undistributed earnings of such foreign subsidiaries to be indefinitely reinvested. At June 30, 2021, our cash and cash equivalents and short-term investments included $91,601 held by our international subsidiaries. We do not provide income taxes for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon examination. Tax liabilities associated with uncertain tax positions represent unrecognized tax benefits, which arise when the estimated benefit recorded in our financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. Substantially all of these unrecognized tax benefits, if recognized, would reduce our effective income tax rate.

Reconciliations of the beginning and ending amounts of gross unrecognized tax benefits are as follows:

As of June 30	2021	2020	2019
Unrecognized tax benefits–beginning of period	$9,507	$6,343	$7,000
Tax position changes–current period	1,873	2,850	528
Tax position changes–prior periods, including settlements with tax authorities	(5,354)	108	(317)
Lapse of statute of limitations	(1,109)	—	(1,053)
Translation	394	206	185
Unrecognized tax benefits–end of period	5,311	9,507	6,343
Interest and penalties–end of period	391	969	750
Total liabilities related to uncertain tax positions	$5,702	$10,476	$7,093

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized and recorded interest and penalties expense of $69, $214, and $94 for 2021, 2020 and 2019, respectively.

Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:

●	U.S. federal and significant states, through June 30, 2008;
●	Brazil, through December 31, 2015;
●	Israel, through June 30, 2016, for certain subsidiaries and through June 30, 2019, for certain subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility of our subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”). The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling (“OPOG”) to remediate the contaminated groundwater that has migrated from the Omega Chemical Site in accordance with a general remedy selected by EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. Phibro-Tech has vigorously contested this position and has asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, the members of OPOG filed a complaint under the Comprehensive Environmental Response, Compensation, and Liability Act and the Resource Conservation and Recovery Act in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $4,293 and $5,254 at June 30, 2021 and 2020, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “Note 15— Fair Value Measurements.”

In July 2017, we entered into an interest rate swap agreement on the first $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The agreement matures in June 2022. In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. On the maturity of the July 2017 agreement, this agreement increases to a notional principal amount of $300,000 through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.62%. The forecasted transactions are probable of occurring, and the interest rate swaps have been designated as highly effective cash flow hedges.

We entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through February 2023. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

The consolidated balance sheet includes the net fair values of our outstanding foreign currency option contracts within the respective line items, based on the net financial position and maturity date of the individual contracts. The consolidated balance sheet includes the net fair values of our outstanding interest rate swaps within the respective balance sheet line items, based on the expected timing of the cash flows. The consolidated balance sheet includes assets and liabilities for the fair values of outstanding derivatives that are designated and effective as cash flow hedges as follows:

As of June 30	2021	2020
Other assets
Brazil Real options, net	$355	$—
Interest rate swaps	2,341	—
Accrued expense and other current liabilities
Brazil Real options, net	(150)	(2,477)
Interest rate swaps	(3,336)	(3,280)
Other liabilities
Brazil Real options, net	—	(1,297)
Interest rate swaps	—	(6,394)
Total Fair Value
Brazil Real options, net	205	(3,774)
Interest rate swaps	(995)	(9,674)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notional amounts of the derivatives as of the balance sheet date were:

As of June 30	2021
Brazil Real call options	R$	114,000
Brazil Real put options	R$	114,000
Interest rate swaps		$300,000

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the years ended June 30, 2021 and 2020 included the effects of derivatives as follows:

For the Year Ended June 30	2021	2020
Brazil Real options, net
Expense recorded in consolidated statement of operations	$1,093	$115
Consolidated statement of operations - total cost of goods sold	561,973	543,472
(Income) expense recorded in OCI	(3,979)	4,157
Interest rate swaps
Expense recorded in consolidated statements of operations	3,317	310
Consolidated statement of operations - total interest expense, net	12,880	12,856
(Income) expense recorded in OCI	(8,679)	8,697

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of June 30, 2021, included realized net losses of $1,613 related to matured contracts. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next twelve to eighteen months.

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

In assessing the fair value of financial instruments at June 30, 2021 and 2020, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.

Short-term investments

Our short-term investments consist of cash deposits held at financial institutions. We consider the carrying amounts of these short-term investments to be representative of their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Assets (Liabilities)

	2021			2020
As of June 30	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$43,000	$—	$—	$55,000	$—	$—
Foreign currency derivatives asset (liability)	$—	$205	$—	$—	$(3,774)	$—
Interest rate swaps	$—	$(995)	$—	$—	$(9,674)	$—
Contingent consideration on acquisitions	$—	$—	$(4,840)	$—	$—	$(4,840)

There were no transfers between levels during the periods presented. There were no changes in the fair value of the Level 3 liabilities.

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

We evaluate performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as income before income taxes plus (a) interest expense, net, (b) depreciation and amortization, (c) (income) loss from, and disposal of, discontinued operations, (d) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and (e) certain items that we consider to be unusual, non-operational or non-recurring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

For the Year Ended June 30	2021	2020	2019
Net sales
Animal Health	$545,716	$526,904	$531,974
Mineral Nutrition	220,560	214,412	233,782
Performance Products	67,074	59,038	62,239
Total segments	$833,350	$800,354	$827,995

Depreciation and amortization
Animal Health	$25,839	$26,287	$22,312
Mineral Nutrition	2,690	2,522	2,319
Performance Products	1,702	1,860	1,127
Total segments	$30,231	$30,669	$25,758
Adjusted EBITDA
Animal Health	$123,953	$123,106	$136,049
Mineral Nutrition	17,116	14,678	15,712
Performance Products	9,437	4,534	4,728
Total segments	$150,506	$142,318	$156,489
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$66,468	$55,512	$71,505
Interest expense, net	12,880	12,856	11,776
Depreciation and amortization – Total segments	30,231	30,669	25,758
Depreciation and amortization – Corporate	1,654	1,672	1,806
Corporate costs	42,624	40,178	38,452
Stock-based compensation	1,129	2,259	2,259
Restructuring costs	—	425	6,281
Acquisition-related cost of goods sold	—	280	—
Acquisition-related transaction costs	—	462	213
Acquisition-related other	—	(2,821)	—
Other, net	—	—	(1,506)
Foreign currency (gains) losses, net	(4,480)	826	(55)
Adjusted EBITDA – Total segments	$150,506	$142,318	$156,489

	June 30,	June 30,
	2021	2020
Identifiable assets
Animal Health	$595,315	$560,663
Mineral Nutrition	67,338	65,686
Performance Products	36,847	31,016
Total segments	699,500	657,365
Corporate	141,825	126,735
Total	$841,325	$784,100

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The geographic location of property, plant and equipment, net was:

As of June 30	2021	2020
Property, plant and equipment, net
United States	$57,892	$59,778
Israel	58,648	54,041
Brazil	16,114	14,771
Ireland	17,315	15,263
Other	4,737	4,256
	$154,706	$148,109

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(f), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide the reasonable assurance described above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

The effectiveness of our internal control over financial reporting as of June 30, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under “Item 8 - Financial Statements.”

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020 material weaknesses in our internal control over financial reporting relating to the following:

●	We did not maintain effective internal control over financial reporting, due to a lack of sufficient resources with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements. This material weakness contributed to the following additional material weaknesses:
o	We did not design and maintain effective internal controls to ensure processing and reporting of valid transactions was complete, accurate, and timely. Specifically, we had not designed and implemented a sufficient level of formal accounting policies and procedures that define how transactions across the business cycles are initiated, recorded, processed, reported, authorized, and approved.

o	We did not maintain effective internal control that restricted access to key financial systems and records to appropriate users and ensured that appropriate segregation of duties was maintained. Certain personnel had access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This material weakness affects substantially all financial statement accounts.

Remediation Efforts of Previously Disclosed Material Weaknesses

Subsequent to the evaluation made in connection with filing our Annual Report on Form 10-K for the year ended June 30, 2020, management, with the oversight of the Audit Committee of the Board of Directors, continued the process of remediating the material weaknesses.

During the quarter ended September 30, 2020, we completed a gap analysis of our key controls. In completing this analysis, we identified areas where new controls were necessary and enhancements to existing controls, policies and procedures needed to be made.

We executed further steps in our remediation plan by enhancing and supplementing the finance team through an increased number of compliance-focused roles, reassigning responsibilities, and adding additional resources with an appropriate level of knowledge and experience relevant to our financial reporting requirements.

During the quarter ended March 31, 2021, we hired a Vice President, Global Tax and a Manager of North America Internal Controls, as well as appointed managers to oversee Sarbanes-Oxley (“SOX”) compliance in each of our key regions, reporting to our VP of Finance and Internal Control, in order to better align our resources to our financial reporting requirements and strengthen, monitor and support our remediation efforts.

Our actions to address the material weaknesses have included the design and implementation of additional formal accounting policies and procedures to ensure transactions are properly initiated, recorded, processed, reported, and appropriately authorized and approved across our key business and financial processes.

During the quarter ended March 31, 2021, and with the oversight of our Board of Directors, we enhanced our delegation of authority and established new management authorization levels. We also initiated a global SOX awareness program, featuring the Chief Executive Officer of the Company and other key members of executive management in an effort to continue emphasizing a tone of compliance at the top of the organization, the importance of SOX and the related compliance procedures to support the training and education element of our remediation plan.

Our efforts include ensuring access to key financial systems and records is restricted to appropriate users and the appropriate level of segregation of duties is maintained.

During the quarter ended March 31, 2021, and in accordance with our remediation plan, we have finalized the design and implementation of user access controls and segregation of duties monitoring controls and made continued improvements by reducing the number of segregation of duties conflicts within our key financial system and evaluated mitigating controls.

During the quarter ended June 30, 2021, the Company conducted Code of Conduct & Ethics training to all employees and managers across the globe. The Company established an ongoing entity-level Strategic Risk Assessment process, and validated IPEs (Information Produced by the Entity) and Application controls. In addition, the Company completed testing and evaluation of the operating effectiveness of the controls.

As a result of these remediation activities and based on the result of the operating effectiveness testing we performed for the new and modified controls, we concluded the previously reported material weaknesses have been fully remediated as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

As described above, during the quarter ended June 30, 2021, we made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, in accordance with our remediation plan.

Item 9B.   Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2021.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”

Item 11.Executive Compensation

The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2021.

Item 12.Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2021.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2021.

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2021.

PART IV

Item 15.Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the fiscal years ended June 30, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2021, 2020 and 2019

Consolidated Balance Sheets at June 30, 2021 and 2020

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2021, 2020 and 2019

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

Exhibit 10.2

Amended and Restated Credit Agreement dated April 22, 2021, among Phibro Animal Health Corporation, Bank of America, N.A., and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2021 (File No. 001-36410))

Exhibit 10.3

Unprotected Lease Agreement, dated January 26, 2011, by and between Samaria Carpets Ltd. and ABIC Biological Laboratories Ltd. (translated from Hebrew) (incorporated by reference to Exhibit 10.17 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).

Exhibit 10.4

Employment Agreement, dated March 27, 2014, by and between Jack C. Bendheim and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.18 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).

Exhibit 10.5

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

Exhibit 10.9

Phibro Animal Health Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.24 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on March 31, 2014 (File No. 333-194467)).

Exhibit 10.10

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

Exhibit 10.12

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

Exhibit 10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.32 of Phibro Animal Health Corporation’s registration statement on Form S-1/A filed on April 4, 2014 (File No. 333-194467)).

Exhibit 10.15*

Intellectual Property Purchase Agreement dated January 20, 2015 by and between MJ Biologics, Inc. and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.33 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2015).

Exhibit 10.16*

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

Exhibit 10.18

Executive Long-Term Incentive Agreement dated May 11, 2015, by and between Phibro Animal Health Corporation and Richard G. Johnson (incorporated by reference to Exhibit 10.34 to Phibro Animal Health Corporation’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 10, 2015 (File No. 001-36410)).

Exhibit 10.19

Employment Agreement, dated November 3, 2006, by and between Thomas G. Dagger and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.20 of the Phibro Animal Health Corporation’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 27, 2019 (File No. 001-36410)).

Exhibit 10.20

Amendment to Employment Agreement, dated November 16, 2009, by and between Thomas G. Dagger and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.21 of the Phibro Animal Health Corporation’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 27, 2019 (File No. 001-36410)).

Exhibit 10.21

Amendment to Employment Agreement, dated December 16, 2011, by and between Thomas G. Dagger and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.22 of the Phibro Animal Health Corporation’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 27, 2019 (File No. 001-36410)).

Exhibit 10.22

Employment Offer Letter, dated September 14, 2020, by and between Damian L. Finio and Phibro Animal Health Corporation, including confidentiality and nondisclosure, employee invention, and noncompetition and nonsolicitation agreements (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2020 (File No. 001-36410)).

Exhibit 10.23

Continuing Employment Letter, dated November 2, 2020, by and between Richard G. Johnson and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.2 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2020 (File No. 001-36410)).

Exhibit 10.24	General Release and Separation Agreement, dated November 16, 2020, by and between Richard G. Johnson and Phibro Animal Health Corporation.

Exhibit 21.1	List of Subsidiaries of Phibro Animal Health Corporation.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302.

Exhibit 31.2	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302.

Exhibit 32.1**	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906.

Exhibit 32.2**	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Phibro Animal Health Corporation

August 25, 2021	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Phibro Animal Health Corporation

August 25, 2021	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

August 25, 2021	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer

August 25, 2021	By:	/s/ Daniel M. Bendheim
Daniel M. Bendheim
Director and Executive Vice President,
Corporate Strategy

August 25, 2021	By:	/s/ Jonathan Bendheim
Jonathan Bendheim
Director and President, MACIE Region and
General Manager of Israel Operations

August 25, 2021	By:	/s/ Gerald K. Carlson
Gerald K. Carlson
Director

August 25, 2021	By:	/s/ E. Thomas Corcoran
E. Thomas Corcoran
Director

August 25, 2021	By:	/s/ Sam Gejdenson
Sam Gejdenson
Director

August 25, 2021	By:	/s/ Mary Lou Malanoski
Mary Lou Malanoski
Director

August 25, 2021	By:	/s/ Carol A. Wrenn
Carol A. Wrenn
Director