Form 10-Q
period 2021-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2021-11-02
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 27, 2021, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
For the Periods Ended September 30	2021	2020

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$214,665	$195,194
Cost of goods sold	149,987	131,075
Gross profit	64,678	64,119
Selling, general and administrative expenses	50,066	48,431
Operating income	14,612	15,688
Interest expense, net	2,889	2,810
Foreign currency (gains) losses, net	2,128	(3,631)
Income before income taxes	9,595	16,509
Provision for income taxes	3,061	4,207
Net income	$6,534	$12,302

Net income per share
basic	$0.16	$0.30
diluted	$0.16	$0.30
Weighted average common shares outstanding
basic	40,504	40,454
diluted	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
For the Periods Ended September 30	2021	2020

	(unaudited)
	(in thousands)
Net income	$6,534	$12,302
Change in fair value of derivative instruments	(29)	1,089
Foreign currency translation adjustment	(6,964)	(4,723)
Unrecognized net pension gains	117	135
Provision for income taxes	(22)	(306)
Other comprehensive loss	(6,898)	(3,805)
Comprehensive income (loss)	$(364)	$8,497

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
As of	2021	2021

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$41,175	$50,212
Short-term investments	56,000	43,000
Accounts receivable, net	140,644	146,852
Inventories, net	221,313	216,312
Other current assets	39,498	42,533
Total current assets	498,630	498,909
Property, plant and equipment, net	152,830	154,706
Intangibles, net	60,125	62,282
Goodwill	52,679	52,679
Other assets	71,780	72,749
Total assets	$836,044	$841,325
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$11,250	$9,375
Accounts payable	66,805	68,362
Accrued expenses and other current liabilities	74,531	86,379
Total current liabilities	152,586	164,116
Revolving credit facility	110,000	95,000
Long-term debt	284,014	287,710
Other liabilities	56,139	55,970
Total liabilities	602,739	602,796
Commitments and contingencies (Note 7)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at September 30, 2021 and June 30, 2021; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at September 30, 2021 and June 30, 2021	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,803	135,803
Retained earnings	219,689	218,015
Accumulated other comprehensive loss	(122,191)	(115,293)
Total stockholders’ equity	233,305	238,529
Total liabilities and stockholders’ equity	$836,044	$841,325

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
For the Periods Ended September 30	2021	2020

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$6,534	$12,302
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	7,854	8,036
Amortization of debt issuance costs	148	221
Stock-based compensation	-	565
Deferred income taxes	(31)	(277)
Foreign currency (gains) losses, net	2,155	(4,349)
Other	70	97
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	4,373	1,002
Inventories, net	(9,873)	(9,501)
Other current assets	14	(632)
Other assets	(741)	(205)
Accounts payable	514	(1,188)
Accrued expenses and other liabilities	(7,196)	(4,373)
Net cash provided by operating activities	3,821	1,698
INVESTING ACTIVITIES
Purchases of short-term investments	(32,000)	(6,000)
Maturities of short-term investments	19,000	—
Capital expenditures	(7,449)	(7,420)
Other, net	(217)	(215)
Net cash used by investing activities	(20,666)	(13,635)
FINANCING ACTIVITIES
Revolving credit facility borrowings	86,000	36,000
Revolving credit facility repayments	(71,000)	(20,000)
Payments of long-term debt and other	(1,875)	(4,688)
Dividends paid	(4,860)	(4,854)
Net cash provided by financing activities	8,265	6,458
Effect of exchange rate changes on cash	(457)	105
Net decrease in cash and cash equivalents	(9,037)	(5,374)
Cash and cash equivalents at beginning of period	50,212	36,343
Cash and cash equivalents at end of period	$41,175	$30,969

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529
Comprehensive income (loss)	—	—	—	—	6,534	(6,898)	(364)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2021	40,503,608	$4	$—	$135,803	$219,689	$(122,191)	$233,305

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
Comprehensive income (loss)	—	—	—	—	12,302	(3,805)	8,497
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2020	40,453,608	$4	$—	$136,090	$190,508	$(134,190)	$192,412

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(unaudited)

1.  Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food animals including poultry, dairy and beef cattle, swine, and aquaculture. The Company is also a manufacturer and marketer of performance products for use in the personal care, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” and similar expressions refer to Phibro and its subsidiaries.

The unaudited consolidated financial information for the three months ended September 30, 2021 and 2020, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Annual Report”), filed with the Securities and Exchange Commission on August 25, 2021 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2021, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2021, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed vesting of restricted stock units. All common share equivalents were included in the calculation of diluted net income per share in the periods included in the consolidated financial statements. There are no outstanding stock option awards or restricted stock units as of September 30, 2021.

	Three Months
For the Periods Ended September 30	2021	2020
Net income	$6,534	$12,302

Weighted average number of shares – basic	40,504	40,454
Dilutive effect of restricted stock units	—	50
Weighted average number of shares – diluted	40,504	40,504

Net income per share
basic	$0.16	$0.30
diluted	$0.16	$0.30

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2020-04 and 2021-01, Reference Rate Reform (Topic 848), provide optional expedients and exceptions to GAAP guidance, if certain criteria are met, for contracts, hedging relationships and derivative instruments that reference the London Interbank Offered Rate (LIBOR) and other interbank offered rates expected to be discontinued or modified by rate reform. The overall purpose of Topic 848 is to ease the financial reporting burdens related to the expected market transition to alternative reference rates. These ASUs may be applied prospectively to contract modifications made and hedging relationships entered on or before December 31, 2022. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and must be applied on a retrospective basis. The adoption did not have a material effect on our consolidated financial statements.

3.  Statements of Operations — Additional Information

Disaggregated revenue, deferred revenue and customer payment terms

We develop, manufacture and market a broad range of products for food animals including poultry, beef and dairy cattle, swine, and aquaculture. The products help prevent, control and treat diseases, enhance nutrition to help improve health and contribute to balanced mineral nutrition. The animal health and mineral nutrition products are sold directly to integrated poultry, cattle, and swine integrators and through commercial animal feed manufacturers, wholesalers and distributors. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused in regions where the majority of livestock production is consolidated in large commercial farms.

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

Mineral Nutrition

The Mineral Nutrition business is comprised of formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including beef and dairy cattle, swine and poultry.

Performance Products

The Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months
For the Periods Ended September 30	2021	2020
Animal Health
MFAs and other	$83,758	$78,703
Nutritional specialties	35,997	32,600
Vaccines	21,249	17,066
Total Animal Health	$141,004	$128,369
Mineral Nutrition	54,432	51,440
Performance Products	19,229	15,385
Total	$214,665	$195,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Sales by Region

	Three Months
For the Periods Ended September 30	2021	2020
United States	$126,319	$118,771
Latin America and Canada	42,660	37,756
Europe, Middle East and Africa	30,935	26,872
Asia Pacific	14,751	11,795
Total	$214,665	$195,194

Net sales by region are based on country of destination.

Deferred revenue was $3,130 and $3,674 as of September 30, 2021 and June 30, 2021, respectively. Accrued expenses and other current liabilities included $1,396 and $1,560 of the total deferred revenue as of September 30, 2021 and June 30, 2021, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

Interest Expense and Depreciation and Amortization

	Three Months
For the Periods Ended September 30	2021	2020
Interest expense, net
Term loan	$2,273	$1,875
Revolving credit facility	599	946
Amortization of debt issuance costs	148	221
Other	45	67
Interest expense	3,065	3,109
Interest income	(176)	(299)
	$2,889	$2,810

	Three Months
For the Periods Ended September 30	2021	2020
Depreciation and amortization
Depreciation of property, plant and equipment	$5,714	$5,831
Amortization of intangible assets	2,135	2,205
Amortization of other assets	5	—
	$7,854	$8,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Balance Sheets — Additional Information

	September 30,	June 30,
As of	2021	2021
Inventories
Raw materials	$72,774	$59,775
Work-in-process	10,053	12,738
Finished goods	138,486	143,799
	$221,313	$216,312

	September 30,	June 30,
As of	2021	2021
Other assets
ROU operating lease assets	$31,688	$32,962
Deferred income taxes	9,446	9,861
Deposits	5,337	5,663
Insurance investments	6,054	5,964
Equity method investments	4,759	4,141
Derivative instruments	2,634	2,696
U.S. pension plan	1,616	1,184
Debt issuance costs	1,717	1,811
Other	8,529	8,467
	$71,780	$72,749

	September 30,	June 30,
As of	2021	2021
Accrued expenses and other current liabilities
Employee related	$26,553	$35,375
Current operating lease liabilities	6,406	6,618
Commissions and rebates	5,230	6,312
Professional fees	4,288	4,380
Income and other taxes	4,706	6,107
Derivative instruments	3,357	3,486
Contingent consideration	4,840	4,840
Restructuring costs	—	735
Insurance-related	1,203	1,176
Other	17,948	17,350
	$74,531	$86,379

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,	June 30,
As of	2021	2021
Other liabilities
Long-term operating lease liabilities	$27,150	$28,003
Long-term and deferred income taxes	7,297	6,646
Supplemental retirement benefits, deferred compensation and other	8,506	8,382
International retirement plans	5,453	5,345
Derivative instruments	95	—
Other long-term liabilities	7,638	7,594
	$56,139	$55,970

	September 30,	June 30,
As of	2021	2021
Accumulated other comprehensive loss
Derivative instruments	$(819)	$(790)
Foreign currency translation adjustment	(107,059)	(100,095)
Unrecognized net pension losses	(19,856)	(19,973)
Benefit for income taxes on derivative instruments	104	97
Benefit for incomes taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(2,727)	(2,698)
	$(122,191)	$(115,293)

5.  Debt

Term Loans and Revolving Credit Facilities

In April 2021, we entered into an amended and restated credit agreement (the “2021 Credit Agreement”) under which we have a term A loan in an aggregate initial principal amount of $300,000 (the “2021 Term A Loan”) and a revolving credit facility under which we can borrow up to an aggregate amount of $250,000, subject to the terms of the 2021 Credit Agreement (the “2021 Revolver” and together with the 2021 Term A Loan, the “2021 Credit Facilities”). The 2021 Term A Loan is repayable in quarterly installments, with the balance payable at maturity. The 2021 Revolver contains a letter of credit facility. The interest rate per annum applicable to the loans under the 2021 Credit Facilities is based on a fluctuating rate of interest plus an applicable rate equal to 2.00%, 1.75% or 1.50%, in the case of LIBOR and Eurodollar rate loans and 1.00%, 0.75% or 0.50%, in the case of base rate loans; the applicable rates are based on the First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement). The 2021 Credit Facilities mature in April 2026.

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of September 30, 2021, we were in compliance with the financial covenants.

As of September 30, 2021, we had $110,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,709, leaving $137,291 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The agreement matures in June 2022. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 8 — Derivatives.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. In July 2022, this agreement increases to a notional principal amount of $300,000 through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.62%. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 8 — Derivatives.”

The 2017 and 2020 interest rate swap agreements will continue to remain in place on our interest obligations associated with the 2021 Credit Facilities.

As of September 30, 2021, the interest rates for the 2021 Revolver and the 2021 Term A Loan were 1.85% and 2.98%, respectively. The weighted-average interest rates for the 2021 Revolver and the prior revolving credit facility were 1.83% and 2.12% for the three months ended September 30, 2021, and 2020, respectively. The weighted-average interest rates for the 2021 Term A Loan and the prior term A loan were 2.98% and 3.19% for three months ended September 30, 2021 and 2020, respectively.

Long-Term Debt

	September 30,	June 30,
As of	2021	2021
2021 Term A Loan due April 2026	$296,250	$298,125
Unamortized debt issuance costs	(986)	(1,040)
	295,264	297,085
Less: current maturities	(11,250)	(9,375)
	$284,014	$287,710

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $829 and $532 during the three months ended September 30, 2021, and 2020, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $4,321 and $4,293 at September 30 and June 30, 2021, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “Note 9 — Fair Value Measurements.”

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

	September 30,	June 30,
As of	2021	2021
Other assets
Brazil Real options, net	$—	$355
Interest rate swaps	2,634	2,341
Accrued expense and other current liabilities
Brazil Real options, net	(467)	(150)
Interest rate swaps	(2,891)	(3,336)
Other liabilities
Brazil Real options, net	(95)	—
Interest rate swaps	—	—
Total Fair Value
Brazil Real options, net	(562)	205
Interest rate swaps	(257)	(995)

Notional amounts of the derivatives as of the balance sheet date were:

	September 30,
As of	2021
Brazil Real call options	R$	96,000
Brazil Real put options	R$	96,000
Interest rate swaps		$300,000

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the periods ended September 30, 2021 and 2020 included the effects of derivatives as follows:

	Three Months
For the Periods Ended September 30	2021	2020
Brazil Real options, net
(Income) expense recorded in consolidated statement of operations	$428	$(3)
Consolidated statement of operations - total cost of goods sold	$149,987	$131,075
(Income) expense recorded in OCI	$767	$(376)
Interest rate swaps
Expense recorded in consolidated statements of operations	868	813
Consolidated statement of operations - total interest expense, net	$2,889	$2,810
(Income) expense recorded in OCI	$(738)	$(713)

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of September 30, 2021, included realized net losses of $1,527 related to matured contracts. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next twelve to eighteen months.

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

Fair Value of Assets (Liabilities)

As of	September 30, 2021			June 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$56,000	$—	$—	$43,000	$—	$—
Foreign currency derivatives	$—	$(562)	$—	$—	$205	$—
Interest rate swaps	$—	$(257)	$—	$—	$(995)	$—
Contingent consideration on acquisitions	$—	$—	$(4,840)	$—	$—	$(4,840)

There were no transfers between levels during the periods presented. There were no changes in the fair value of the Level 3 liabilities.

The contingent consideration on acquisitions is the minimum amount payable in accordance with the acquisition agreement for Osprey. The contingent consideration of $4,840 was paid in October 2021.

10.  Business Segments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as income before income taxes plus (a) interest expense, net, (b) depreciation and amortization, (c) (income) loss from, and disposal of, discontinued operations, and (d) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and certain items that we consider to be unusual, non-operational or non-recurring.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

	Three Months
For the Periods Ended September 30	2021	2020
Net sales
Animal Health	$141,004	$128,369
Mineral Nutrition	54,432	51,440
Performance Products	19,229	15,385
Total segments	$214,665	$195,194

Depreciation and amortization
Animal Health	$6,420	$6,521
Mineral Nutrition	639	649
Performance Products	419	445
Total segments	$7,478	$7,615
Adjusted EBITDA
Animal Health	$27,637	$30,101
Mineral Nutrition	4,533	3,047
Performance Products	2,138	1,972
Total segments	$34,308	$35,120
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$9,595	$16,509
Interest expense, net	2,889	2,810
Depreciation and amortization – Total segments	7,478	7,615
Depreciation and amortization – Corporate	376	421
Corporate costs	11,842	10,831
Stock-based compensation	—	565
Foreign currency (gains) losses, net	2,128	(3,631)
Adjusted EBITDA – Total segments	$34,308	$35,120

	September 30,	June 30,
As of	2021	2021
Identifiable assets
Animal Health	$579,432	$595,315
Mineral Nutrition	74,218	67,338
Performance Products	37,111	36,847
Total segments	690,761	699,500
Corporate	145,283	141,825
Total	$836,044	$841,325

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our future results could differ materially from our historical performance as a result of various factors such as those discussed in “Risk Factors” in Item 1A of our Annual Report and “Forward-Looking Statements.”

Overview of our business

Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food animals including poultry, beef and dairy cattle, swine, and aquaculture. Our products help prevent, control and treat diseases, enhance nutrition to help improve health and performance and contribute to balanced mineral nutrition. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries.

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

Phibro is an integral participant in the essential production of meat, milk, eggs and fish for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Our global production facilities have continued to operate without interruption, despite supply chain and logistical challenges. Our sales and technical service people remain in close virtual contact with our customers, as most travel and in-person meetings remain limited. Some of our administrative and management staff are still working remotely, while others have returned to the office with varying frequency. We have experienced some cost increases from the safety measures implemented to protect our employees as well as from supply chain disruptions. We have maintained headcount and compensation at or above constant levels. We continue to monitor sales trends, cash flow and liquidity.

The uncertainties surrounding the COVID-19 pandemic remain fluid, particularly regarding the emergence of virus variants and the effectiveness of vaccines against the current and any future variants. We are still unable to predict with confidence the effectiveness of measures to contain COVID-19 and hence the impact on the economies where we manufacture and sell our products. While we continue to adapt our operations and mitigate the risks and challenges posed by COVID-19, the demand for our products will be dependent upon economic conditions and the ability of our customers and end users of our products to operate their businesses and production facilities. Our business and future operational results may be impacted by government mandated response efforts, supply chain and manufacturing disruptions, increased volatility in raw material costs and decreased demand due to changes in our customer purchasing patterns and preferences. We are unable to predict with confidence the nature and timing of when any of these events may occur and the effects COVID-19 will have on our business, our consolidated results and the broader economic environment going forward. We will continue to evaluate the nature and extent of the effects of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional considerations and risks associated with COVID-19 on our business, see “Risk Factors” in Item 1A of our Annual Report.

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

In September 2020, Phibro commented on the proposed order, reiterating the safety of carbadox and the appropriateness of the regulatory method, and further offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method. Phibro disagrees with the agency's actions and has submitted a request to the FDA Office of the Commissioner that the agency continue the NOOH process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox. There is no defined timeline for the conclusion of this matter. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales would have an adverse effect on our financial condition and results of operations. Sales of carbadox for the twelve months ended September 30, 2021, were $20 million. As of the date of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months
For the Periods Ended September 30	2021	2020	Change

	(in thousands, except per share amounts and percentages)
Net sales	$214,665	$195,194	$19,471	10%
Gross profit	64,678	64,119	559	1%
Selling, general and administrative expenses	50,066	48,431	1,635	3%
Operating income	14,612	15,688	(1,076)	(7)%
Interest expense, net	2,889	2,810	79	3%
Foreign currency (gains) losses, net	2,128	(3,631)	5,759	*
Income before income taxes	9,595	16,509	(6,914)	(42)%
Provision for income taxes	3,061	4,207	(1,146)	(27)%
Net income	$6,534	$12,302	$(5,768)	(47)%

Net income per share
basic	$0.16	$0.30	$(0.14)
diluted	$0.16	$0.30	$(0.14)

Weighted average number of shares outstanding
basic	40,504	40,454
diluted	40,504	40,504

Ratio to net sales
Gross profit	30.1%	32.8%
Selling, general and administrative expenses	23.3%	24.8%
Operating income	6.8%	8.0%
Income before income taxes	4.5%	8.5%
Net income	3.0%	6.3%
Effective tax rate	31.9%	25.5%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2021	2020	Change

Net sales	(in thousands, except percentages)
MFAs and other	$83,758	$78,703	$5,055	6%
Nutritional specialties	35,997	32,600	3,397	10%
Vaccines	21,249	17,066	4,183	25%
Animal Health	141,004	128,369	12,635	10%
Mineral Nutrition	54,432	51,440	2,992	6%
Performance Products	19,229	15,385	3,844	25%
Total	$214,665	$195,194	$19,471	10%

Adjusted EBITDA
Animal Health	$27,637	$30,101	$(2,464)	(8)%
Mineral Nutrition	4,533	3,047	1,486	49%
Performance Products	2,138	1,972	166	8%
Corporate	(11,842)	(10,831)	(1,011)	(9)%
Total	$22,466	$24,289	$(1,823)	(8)%

Adjusted EBITDA ratio to segment net sales
Animal Health	19.6%	23.4%
Mineral Nutrition	8.3%	5.9%
Performance Products	11.1%	12.8%
Corporate(1)	(5.5)%	(5.5)%
Total(1)	10.5%	12.4%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2021	2020	Change

	(in thousands, except percentages)
Net income	$6,534	$12,302	$(5,768)	(47)%
Interest expense, net	2,889	2,810	79	3%
Provision for income taxes	3,061	4,207	(1,146)	(27)%
Depreciation and amortization	7,854	8,036	(182)	(2)%
EBITDA	20,338	27,355	(7,017)	(26)%
Stock-based compensation	—	565	(565)	*
Foreign currency (gains) losses, net	2,128	(3,631)	5,759	*
Adjusted EBITDA	$22,466	$24,289	$(1,823)	(8)%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended September 30, 2021 and 2020

Net sales

Net sales of $214.7 million for the three months ended September 30, 2021, increased $19.5 million, or 10%, as compared to the three months ended September 30, 2020. Animal Health, Mineral Nutrition and Performance Products net sales increased $12.6 million, $3.0 million and $3.8 million, respectively.

Animal Health

Net sales of $141.0 million for the three months ended September 30, 2021, increased $12.6 million, or 10%. Net sales of MFAs and other increased $5.1 million, or 6%, driven by stronger international demand, primarily for poultry and cattle products in the Latin America and Southeast Asia regions, partially offset by timing of certain domestic and other international customer orders. Net sales of nutritional specialty products increased $3.4 million, or 10%, driven by strong international demand in dairy products. Net sales of vaccines increased $4.2 million, or 25%, driven by growth across all major markets, but primarily stronger demand in Eastern Europe and India.

Mineral Nutrition

Net sales of $54.4 million for the three months ended September 30, 2021, increased $3.0 million, or 6%, driven by increased average selling prices, partially offset by lower volumes. The increase in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $19.2 million for the three months ended September 30, 2021, increased $3.8 million, or 25%. The increase was driven by strong demand for copper-based products coupled with increased selling prices correlated with underlying raw material costs.

Gross profit

Gross profit of $64.7 million for the three months ended September 30, 2021, increased $0.6 million, or 1%, as compared to the three months ended September 30, 2020. Gross margin decreased 270 basis points to 30.1% of net sales for the three months ended September 30, 2021, as compared to 32.8% for the three months ended September 30, 2020.

Animal Health gross profit decreased $1.3 million due to higher logistics and manufacturing costs, as well as unfavorable geographic and product mix. Mineral Nutrition gross profit increased $1.6 million, driven primarily by higher average selling prices and favorable product mix. Performance Products gross profit increased $0.2 million driven by volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $50.1 million for the three months ended September 30, 2021, increased $1.6 million, or 3%, as compared to the three months ended September 30, 2020. SG&A for the three months ended September 30, 2020, included $0.6 million of stock-based compensation. Excluding these costs, SG&A increased $2.2 million, or 5%.

Animal Health SG&A increased $1.1 million, due to investments in market expansion initiatives in certain international regions, as well as increased marketing and sales team travel costs. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Corporate SG&A increased $0.4 million due to incremental investments in strategic initiatives and higher compensation costs, partially offset by the decrease in stock-based compensation.

Interest expense, net

Interest expense, net of $2.9 million for the three months ended September 30, 2021, increased $0.1 million, or 3%, as compared to the three months ended September 30, 2020. Interest expense, net increased primarily due to higher levels of debt outstanding and lower interest income, partially offset by favorable variable borrowing rates.

Foreign currency (gains) losses, net

Foreign currency (gains) losses, net for the three months ended September 30, 2021, amounted to net losses of $2.1 million, as compared to $3.6 million of net gains for the three months ended September 30, 2020. Foreign currency (gains) losses, net primarily arose from intercompany balances, driven by the weakening of the Turkish, Mexican and Brazilian currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $3.1 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively. The effective income tax rate was 31.9% and 25.5% for the three months ended September 30, 2021 and 2020, respectively. The provision for income taxes during the three months ended September 30, 2021, included a $0.4 million expense resulting from changes in uncertain tax positions related to prior years. The effective income tax rate without this expense would have been 27.4% for the three months ended September 30, 2021.

Net income

Net income of $6.5 million for the three months ended September 30, 2021, decreased $5.8 million, as compared to net income of $12.3 million for the three months ended September 30, 2020. Operating income declined $1.1 million, driven by increased SG&A expenses, partially offset by higher gross profit. The increase in gross profit in the Mineral Nutrition and Performance Products segments was partially offset by a decrease in gross profit and gross margin in the Animal Health segment driven by higher logistics and manufacturing costs, as well as unfavorable geographic and product mix. SG&A expenses increased due to investments in strategic initiatives and increased travel costs. The variance in foreign currency (gains) losses resulted in a $5.8 million unfavorable impact on income before income taxes, while income tax expense decreased $1.1 million.

Adjusted EBITDA

Adjusted EBITDA of $22.5 million for the three months ended September 30, 2021, declined $1.8 million, or 8%, as compared to the three months ended September 30, 2020. Animal Health Adjusted EBITDA decreased $2.5 million on lower gross profit and increased SG&A costs. Mineral Nutrition Adjusted EBITDA increased $1.5 million, driven by increased gross profit on higher average selling prices and favorable product mix. Performance Products Adjusted EBITDA increased $0.2 million driven by increased gross profit. Corporate expenses increased $1.0 million, primarily due to incremental investments in strategic initiatives and higher compensation costs.

Analysis of financial condition, liquidity and capital resources

Net decrease in cash and cash equivalents was:

	Three Months
For the Periods Ended September 30	2021	2020	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$3,821	$1,698	$2,123
Investing activities	(20,666)	(13,635)	(7,031)
Financing activities	8,265	6,458	1,807
Effect of exchange-rate changes on cash and cash equivalents	(457)	105	(562)
Net decrease in cash and cash equivalents	$(9,037)	$(5,374)	$(3,663)

Certain amounts may reflect rounding adjustments.

Net cash provided (used) by operating activities was comprised of:

	Three Months
For the Periods Ended September 30	2021	2020	Change

	(in thousands)
EBITDA	$20,338	$27,355	$(7,017)
Adjustments:
Stock-based compensation	—	565	(565)
Foreign currency (gains) losses, net	2,128	(3,631)	5,759
Interest paid, net	(2,700)	(2,527)	(173)
Income taxes paid	(2,977)	(4,967)	1,990
Changes in operating assets and liabilities and other items	(12,968)	(15,097)	2,129
Net cash provided by operating activities	$3,821	$1,698	$2,123

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $3.8 million of net cash for the three months ended September 30, 2021. Cash provided by net income and non-cash items, including depreciation and amortization, was $16.7 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $13.0 million. Accounts receivable provided $4.4 million of cash due to timing of collections. Cash used for inventory was $9.9 million. Inventory increases were primarily due to forecasted future demand and internal production schedules. For certain products, we are maintaining safety stocks to mitigate potential disruptions in production. Accrued expenses and other liabilities used cash of $7.4 million due to timing of payments for annual incentive compensation.

Investing activities

Investing activities used $20.7 million of net cash for the three months ended September 30, 2021. Capital expenditures were $7.4 million as we continue to invest in expanding production capacity and productivity improvements. In addition, we invested $13.0 million in short-term investments.

Financing activities

Financing activities provided $8.3 million of net cash for the three months ended September 30, 2021. Net borrowings drawn on our 2021 Revolver provided $15.0 million. We paid $4.9 million in dividends to holders of our Class A and Class B common stock. We paid $1.9 million in scheduled debt service.

Liquidity and capital resources

We believe our cash on hand, operating cash flow and financing arrangements, including the availability of borrowings under the 2021 Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. We are aware of the current and potential future effects of COVID-19 on the financial markets. We expect adequate liquidity for at least the next twelve months. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2021 Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including those caused by COVID-19, as well as shipping and labor costs and material availability. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:

	September 30,	June 30,
As of	2021	2021

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$97,175	$93,212
Working capital	260,118	250,956
Ratio of current assets to current liabilities	2.84:1	2.62:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of September 30, 2021, we had $110.0 million in outstanding borrowings drawn under the 2021 Revolver and had outstanding letters of credit and other commitments of $2.7 million, leaving $137.3 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock, payable on December 15, 2021. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of September 30, 2021, our cash and cash equivalents and short-term investments included $95.4 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

As of September 30, 2021, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	the potential FDA withdrawal of approval of our Mecadox (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;

●	outbreaks of animal diseases could significantly reduce demand for our products;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	exposure relating to rising costs and reduced customer income;
●	competition deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	terrorist attacks, particularly attacks on or within markets in which we operate;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes;
●	modification of foreign trade policy may harm our food animal product customers;
●	our dependence on our Israeli and Brazilian operations;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of our Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2021.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

o	p
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101 .INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phibro Animal Health Corporation

November 2, 2021	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

November 2, 2021	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer