Form 10-Q
period 2021-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2022-02-09
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 2, 2022, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
For the Periods Ended December 31	2021	2020	2021	2020

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$232,712	$206,149	$447,377	$401,343
Cost of goods sold	162,040	137,884	312,027	268,959
Gross profit	70,672	68,265	135,350	132,384
Selling, general and administrative expenses	48,378	48,375	98,444	96,806
Operating income	22,294	19,890	36,906	35,578
Interest expense, net	2,953	3,214	5,842	6,024
Foreign currency (gains) losses, net	(4,189)	624	(2,061)	(3,007)
Income before income taxes	23,530	16,052	33,125	32,561
Provision for income taxes	6,065	3,251	9,126	7,458
Net income	$17,465	$12,801	$23,999	$25,103

Net income per share
basic	$0.43	$0.32	$0.59	$0.62
diluted	$0.43	$0.32	$0.59	$0.62
Weighted average common shares outstanding
basic	40,504	40,454	40,504	40,454
diluted	40,504	40,504	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Six Months
For the Periods Ended December 31	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Net income	$17,465	$12,801	$23,999	$25,103
Change in fair value of derivative instruments	4,810	3,729	4,781	4,818
Foreign currency translation adjustment	(10,311)	9,500	(17,275)	4,777
Unrecognized net pension gains	117	137	234	272
Provision for income taxes	(1,231)	(966)	(1,253)	(1,272)
Other comprehensive (loss) income	(6,615)	12,400	(13,513)	8,595
Comprehensive income	$10,850	$25,201	$10,486	$33,698

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
As of	2021	2021

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$63,385	$50,212
Short-term investments	32,100	43,000
Accounts receivable, net	142,495	146,852
Inventories, net	230,784	216,312
Other current assets	39,846	42,533
Total current assets	508,610	498,909
Property, plant and equipment, net	154,584	154,706
Intangibles, net	57,971	62,282
Goodwill	52,679	52,679
Other assets	75,114	72,749
Total assets	$848,958	$841,325
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$13,125	$9,375
Accounts payable	80,663	68,362
Accrued expenses and other current liabilities	72,840	86,379
Total current liabilities	166,628	164,116
Revolving credit facility	107,000	95,000
Long-term debt	280,317	287,710
Other liabilities	55,719	55,970
Total liabilities	609,664	602,796
Commitments and contingencies (Note 7)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at December 31, 2021 and June 30, 2021; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at December 31, 2021 and June 30, 2021	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,803	135,803
Retained earnings	232,293	218,015
Accumulated other comprehensive loss	(128,806)	(115,293)
Total stockholders’ equity	239,294	238,529
Total liabilities and stockholders’ equity	$848,958	$841,325

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
For the Periods Ended December 31	2021	2020

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$23,999	$25,103
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	15,855	16,124
Amortization of debt issuance costs	295	441
Stock-based compensation	—	1,129
Deferred income taxes	(537)	(201)
Foreign currency (gains) losses, net	(2,890)	(7,174)
Gain on sale of investment	(1,203)	—
Other	259	258
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	1,427	2,633
Inventories, net	(21,975)	(10,514)
Other current assets	(561)	(1,327)
Other assets	(2,578)	97
Accounts payable	13,859	(285)
Accrued expenses and other liabilities	(2,007)	2,327
Net cash provided by operating activities	23,943	28,611
INVESTING ACTIVITIES
Purchases of short-term investments	(32,100)	(31,000)
Maturities of short-term investments	43,000	25,000
Capital expenditures	(15,139)	(14,738)
Cash proceeds from the sale of investment	1,353	—
Other, net	(212)	(521)
Net cash used by investing activities	(3,098)	(21,259)
FINANCING ACTIVITIES
Revolving credit facility borrowings	163,000	76,000
Revolving credit facility repayments	(151,000)	(67,000)
Payments of long-term debt and other	(3,750)	(9,375)
Dividends paid	(9,721)	(9,709)
Payment of contingent consideration	(4,840)	—
Net cash used by financing activities	(6,311)	(10,084)
Effect of exchange rate changes on cash	(1,361)	923
Net increase (decrease) in cash and cash equivalents	13,173	(1,809)
Cash and cash equivalents at beginning of period	50,212	36,343
Cash and cash equivalents at end of period	$63,385	$34,534

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Others
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529
Comprehensive income (loss)	—	—	—	—	6,534	(6,898)	(364)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2021	40,503,608	$4	$—	$135,803	$219,689	$(122,191)	$233,305
Comprehensive income (loss)	—	—	—	—	17,465	(6,615)	10,850
Dividends declared ($0.12 per share)	—	—	—	—	(4,861)	—	(4,861)
As of December 31, 2021	40,503,608	$4	$—	$135,803	$232,293	$(128,806)	$239,294

						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
Comprehensive income (loss)	—	—	—	—	12,302	(3,805)	8,497
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2020	40,453,608	$4	$—	$136,090	$190,508	$(134,190)	$192,412
Comprehensive income	—	—	—	—	12,801	12,400	25,201
Dividends declared ($0.12 per share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2020	40,453,608	$4	$—	$136,654	$198,454	$(121,790)	$213,322

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

The unaudited consolidated financial information for the three and six months ended December 31, 2021 and 2020, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Annual Report”), filed with the Securities and Exchange Commission on August 25, 2021 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2021, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2021, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed vesting of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock units. All common share equivalents were included in the calculation of diluted net income per share in the periods included in the consolidated financial statements. There are no outstanding restricted stock units as of December 31, 2021.

	Three Months		Six Months
For the Periods Ended December 31	2021	2020	2021	2020
Net income	$17,465	$12,801	$23,999	$25,103
Weighted average number of shares – basic	40,504	40,454	40,504	40,454
Dilutive effect of restricted stock units	—	50	—	50
Weighted average number of shares – diluted	40,504	40,504	40,504	40,504

Net income per share
basic	$0.43	$0.32	$0.59	$0.62
diluted	$0.43	$0.32	$0.59	$0.62

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2021-10 Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance has established annual disclosure requirements over transactions with a government that are accounted for by applying a grant accounting model to include the nature of the transactions and the related accounting policy used to account for the transactions, the line items and the amounts included in the balance sheet and income statement, and the significant terms and conditions of the transactions (including commitments and contingencies). The disclosures are required for the annual periods beginning after December 15, 2021. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.

ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, requires revenue contract assets and liabilities acquired in a business combination be recognized and measured under the revenue standard provided in Topic 606. Under previous guidance, revenue contract assets and liabilities would have been measured at fair value. The ASU is required to be adopted for annual periods beginning after December 15, 2022. Early adoption is permitted and would be applied retrospectively in the year adopted. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.

ASU 2020-04 and 2021-01, Reference Rate Reform (Topic 848), provide optional expedients and exceptions to GAAP guidance, if certain criteria are met, for contracts, hedging relationships and derivative instruments that reference the London Interbank Offered Rate (LIBOR) and other interbank offered rates expected to be discontinued or modified by rate reform. The overall purpose of Topic 848 is to ease the financial reporting burdens related to the expected market transition to alternative reference rates. These ASUs may be applied prospectively to contract modifications made and hedging relationships entered on or before December 31, 2022. We continue to evaluate the effect of adoption of this guidance on our consolidated financial statements.

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

3.  Statements of Operations—Additional Information

Disaggregated revenue, deferred revenue and customer payment terms

We develop, manufacture and market a broad range of products for food animals including poultry, beef and dairy cattle, swine, and aquaculture. The products help prevent, control and treat diseases, enhance nutrition to help improve health and contribute to balanced mineral nutrition. The animal health and mineral nutrition products are sold directly to integrated poultry, cattle, and swine integrators and through commercial animal feed manufacturers, wholesalers and distributors. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product usage follows varying weather patterns and seasons. Our operations are primarily focused on regions where the majority of livestock production is consolidated in large commercial farms.

We have a diversified portfolio of products that are classified within our three business segments—Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.

Animal Health

The Animal Health business develops, manufactures and markets products in three main categories:

●	MFAs and other: MFAs and other products primarily consist of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products. MFAs and other also include other processing aids used to improve production efficiency in the ethanol fermentation industry.
●	Nutritional specialties: Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. We are also a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers.
●	Vaccines: Our vaccines are primarily focused on preventing diseases in poultry and swine. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and autogenous vaccine products and produce and market adjuvants to vaccine manufacturers. We have developed and market an innovative and proprietary delivery platform for vaccines.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Six Months
For the Periods Ended December 31	2021	2020	2021	2020

Animal Health
MFAs and other	$91,724	$81,577	$175,482	$160,280
Nutritional specialties	37,330	36,394	73,327	68,994
Vaccines	21,873	18,267	43,122	35,333
Total Animal Health	$150,927	$136,238	$291,931	$264,607
Mineral Nutrition	66,655	54,157	121,087	105,597
Performance Products	15,130	15,754	34,359	31,139
Total	$232,712	$206,149	$447,377	$401,343

Net Sales by Region

	Three Months		Six Months
For the Periods Ended December 31	2021	2020	2021	2020
United States	$139,145	$122,307	$265,464	$241,077
Latin America and Canada	48,013	40,664	90,674	78,421
Europe, Middle East and Africa	30,029	30,285	60,961	57,157
Asia Pacific	15,525	12,893	30,278	24,688
Total	$232,712	$206,149	$447,377	$401,343

Net sales by region are based on country of destination.

Deferred revenue was $3,024 and $3,674 as of December 31, 2021, and June 30, 2021, respectively. Accrued expenses and other current liabilities included $1,675 and $1,560 of the total deferred revenue as of December 31, 2021, and June 30, 2021, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense and Depreciation and Amortization

	Three Months		Six Months
For the Periods Ended December 31	2021	2020	2021	2020
Interest expense, net
Term loan	$2,264	$2,064	$4,537	$3,939
Revolving credit facility	647	1,133	1,246	2,079
Amortization of debt issuance costs	147	220	295	441
Other	44	59	89	126
Interest expense	3,102	3,476	6,167	6,585
Interest income	(149)	(262)	(325)	(561)
	$2,953	$3,214	$5,842	$6,024

	Three Months		Six Months
For the Periods Ended December 31	2021	2020	2021	2020
Depreciation and amortization
Depreciation of property, plant and equipment	$5,864	$5,885	$11,578	$11,716
Amortization of intangible assets	2,137	2,203	4,277	4,408
	$8,001	$8,088	$15,855	$16,124

4.  Balance Sheets—Additional Information

	December 31,	June 30,
As of	2021	2021
Inventories
Raw materials	$71,286	$59,775
Work-in-process	11,886	12,738
Finished goods	147,612	143,799
	$230,784	$216,312

	December 31,	June 30,
As of	2021	2021
Other assets
ROU operating lease assets	$32,253	$32,962
Deferred income taxes	8,187	9,861
Deposits	5,235	5,663
Insurance investments	6,054	5,964
Equity method investments	4,717	4,141
Derivative instruments	5,608	2,696
U.S. pension plan	2,048	1,184
Debt issuance costs	1,623	1,811
Other	9,389	8,467
	$75,114	$72,749

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,	June 30,
As of	2021	2021
Accrued expenses and other current liabilities
Employee related	$27,867	$35,375
Current operating lease liabilities	6,601	6,618
Commissions and rebates	6,005	6,312
Professional fees	4,637	4,380
Income and other taxes	6,532	6,107
Derivative instruments	1,590	3,486
Contingent consideration	—	4,840
Restructuring costs	—	735
Insurance-related	1,218	1,176
Other	18,390	17,350
	$72,840	$86,379

	December 31,	June 30,
As of	2021	2021
Other liabilities
Long-term operating lease liabilities	$27,694	$28,003
Long-term and deferred income taxes	8,064	6,646
Supplemental retirement benefits, deferred compensation and other	8,631	8,382
International retirement plans	5,427	5,345
Derivative instruments	27	—
Other long-term liabilities	5,876	7,594
	$55,719	$55,970

	December 31,	June 30,
As of	2021	2021
Accumulated other comprehensive loss
Derivative instruments	$3,991	$(790)
Foreign currency translation adjustment	(117,370)	(100,095)
Unrecognized net pension losses	(19,739)	(19,973)
(Provision) benefit for income taxes on derivative instruments	(1,098)	97
Benefit for incomes taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(2,756)	(2,698)
	$(128,806)	$(115,293)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of December 31, 2021, we were in compliance with the financial covenants.

As of December 31, 2021, we had $107,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,709, leaving $140,291 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

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

As of December 31, 2021, the interest rates for the 2021 Revolver and the 2021 Term A Loan were 1.86% and 2.99%, respectively. The weighted-average interest rates for the 2021 Revolver and the prior revolving credit facility were 1.83% and 2.24% for the six months ended December 31, 2021, and 2020, respectively. The weighted-average interest rates for the 2021 Term A Loan and the prior term A loan were 2.98% and 3.33% for six months ended December 31, 2021 and 2020, respectively.

Long-Term Debt

	December 31,	June 30,
As of	2021	2021
2021 Term A Loan due April 2026	$294,375	$298,125
Unamortized debt issuance costs	(933)	(1,040)
	293,442	297,085
Less: current maturities	(13,125)	(9,375)
	$280,317	$287,710

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $471 and $394 during the three months ended December 31, 2021 and 2020, respectively, and $1,300 and $925 during the six months ended December 31, 2021 and 2020, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $4,309 and $4,293 at December 31, 2021, and June 30, 2021, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative no longer is an effective hedge, we discontinue hedge accounting in the period of the assessment for that derivative, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.

We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “Note 9 — Fair Value Measurements.”

In July 2017, we entered into an interest rate swap agreement on the first $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The agreement matures in June 2022. In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. Upon the maturity of the July 2017 agreement, the March 2020 agreement increases to a notional principal amount of $300,000 through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.62%. The forecasted transactions are probable of occurring, and the interest rate swaps have been designated as highly effective cash flow hedges.

We have entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through August 2023. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

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

	December 31,	June 30,
As of	2021	2021
Other assets
Brazil Real options, net	$—	$355
Interest rate swaps	5,608	2,341
Accrued expense and other current liabilities
Brazil Real options, net	(175)	(150)
Interest rate swaps	(1,415)	(3,336)
Other liabilities
Brazil Real options, net	(27)	—
Interest rate swaps	—	—
Total Fair Value
Brazil Real options, net	(202)	205
Interest rate swaps	4,193	(995)

Notional amounts of the derivatives as of the balance sheet date were:

	December 31,
As of	2021
Brazil Real call options	R$	112,000
Brazil Real put options	R$	112,000
Interest rate swaps		$300,000

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the periods ended December 31, 2021 and 2020 included the effects of derivatives as follows:

	Three Months		Six Months
For the Periods Ended December 31	2021	2020	2021	2020
Brazil Real options, net
Expense recorded in consolidated statement of operations	$99	$139	$527	$136
Consolidated statement of operations - total cost of goods sold	$162,040	$137,884	$312,027	$268,959
(Income) expense recorded in OCI	$(360)	$(1,955)	$407	$(2,331)
Interest rate swaps
Expense recorded in consolidated statements of operations	$874	$828	$1,742	$1,642
Consolidated statement of operations - total interest expense, net	$2,953	$3,214	$5,842	$6,024
Income recorded in OCI	$(4,450)	$(1,774)	$(5,188)	$(2,487)

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of December 31, 2021, included realized net losses of $1,930 related to matured contracts. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next eighteen months.

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

Fair Value of Assets (Liabilities)

As of	December 31, 2021			June 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$32,100	$—	$—	$43,000	$—	$—
Foreign currency derivatives	$—	$(202)	$—	$—	$205	$—
Interest rate swaps	$—	$4,193	$—	$—	$(995)	$—
Contingent consideration on acquisitions	$—	$—	$—	$—	$—	$(4,840)

There were no transfers between levels during the periods presented.

The contingent consideration on acquisitions was the minimum amount payable in accordance with the acquisition agreement for Osprey. The contingent consideration of $4,840 was paid in October 2021.

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

We evaluate performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as income before income taxes plus (a) interest expense, net, (b) depreciation and amortization, (c) (income) loss from, and disposal of, discontinued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations, and (d) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and certain items that we consider to be unusual, non-operational or non-recurring.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

	Three Months		Six Months
For the Periods Ended December 31	2021	2020	2021	2020
Net sales
Animal Health	$150,927	$136,238	$291,931	$264,607
Mineral Nutrition	66,655	54,157	121,087	105,597
Performance Products	15,130	15,754	34,359	31,139
Total segments	$232,712	$206,149	$447,377	$401,343

Depreciation and amortization
Animal Health	$6,517	$6,498	$12,937	$13,019
Mineral Nutrition	660	747	1,299	1,396
Performance Products	437	423	856	868
Total segments	$7,614	$7,668	$15,092	$15,283
Adjusted EBITDA
Animal Health	$33,696	$33,349	$61,333	$63,450
Mineral Nutrition	5,525	4,185	10,058	7,232
Performance Products	1,324	2,266	3,462	4,238
Total segments	$40,545	$39,800	$74,853	$74,920
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$23,530	$16,052	$33,125	$32,561
Interest expense, net	2,953	3,214	5,842	6,024
Depreciation and amortization – Total segments	7,614	7,668	15,092	15,283
Depreciation and amortization – Corporate	387	420	763	841
Corporate costs	11,453	11,258	23,295	22,089
Gain on sale of investment	(1,203)	—	(1,203)	—
Stock-based compensation	—	564	—	1,129
Foreign currency (gains) losses, net	(4,189)	624	(2,061)	(3,007)
Adjusted EBITDA – Total segments	$40,545	$39,800	$74,853	$74,920

	December 31,	June 30,
As of	2021	2021
Identifiable assets
Animal Health	$589,809	$595,315
Mineral Nutrition	77,122	67,338
Performance Products	38,099	36,847
Total segments	705,030	699,500
Corporate	143,928	141,825
Total	$848,958	$841,325

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

Effects of the COVID-19 pandemic

The global food and animal production industry has experienced demand disruption, production impacts, price volatility and international currency volatility due to the COVID-19 pandemic. The response to the global outbreak of COVID-19 continues to evolve. Governmental authorities continue to implement measures to contain virus outbreaks, such as travel bans, quarantines, shelter-in-place orders, site closures and business shutdowns. Although vaccines are now available, distribution efforts vary widely country-by-country and state-by-state. The pandemic has had significant economic impacts on customers, suppliers and markets. New information may continue to emerge concerning COVID-19 and the actions required to contain or treat it may affect the duration and severity of the economic impact. We believe the global food and animal production industry is returning to stability, but the potential impact of COVID-19 continues to evolve and future industry outlooks remain uncertain.

Phibro is an integral participant in the essential production of meat, milk, eggs and fish for human consumption. In the face of the pandemic, we have focused on the safety of our employees, while continuing to supply our customers. Our global production facilities have continued to operate without interruption, despite supply chain and logistical challenges. Our sales and technical service people remain in close virtual contact with our customers in instances where face-to-face interactions are not available. Some of our administrative and management staff are still working remotely, while others have returned to the office with varying frequency. We have experienced some cost increases from supply chain disruptions as well as the safety measures implemented to protect our employees. We have maintained headcount and compensation at or above constant levels. We continue to monitor sales trends, cash flow and liquidity.

The uncertainties surrounding the COVID-19 pandemic remain fluid, particularly regarding the emergence of virus variants and the effectiveness of vaccines against the current and any future variants. We are still unable to predict with confidence the effectiveness of measures to contain COVID-19 and hence the impact on the economies where we manufacture and sell our products. While we continue to adapt our operations and mitigate the risks and challenges posed by COVID-19, the demand for our products will be dependent upon economic conditions and the ability of our customers and end users of our products to operate their businesses and production facilities. Our current operational results have been impacted while our future operational results may continue to be impacted by government mandated response efforts, supply chain and manufacturing disruptions, increased volatility in raw material costs and decreased demand due to changes in our customer purchasing patterns and preferences. We are unable to predict with confidence the nature and timing of when any of these events may occur and the effects COVID-19 will have on our business, our consolidated results and the broader economic environment going forward. We will continue to evaluate the nature and extent of the effects of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional considerations and risks associated with COVID-19 on our business, see “Risk Factors” in Item 1A of our Annual Report.

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

In September 2020, Phibro commented on the proposed order, reiterating the safety of carbadox and the appropriateness of the regulatory method, and further offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method. Phibro disagreed with the agency's actions and submitted a request to the FDA Office of the Commissioner that the agency continue the NOOH process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox.

On January 12, 2022, the FDA announced that it will hold a virtual public hearing on March 10, 2022, seeking data and information related to the safety of carbadox. Phibro has continued an ongoing process of responding collaboratively and transparently to CVM’s inquiries to provide extensive and meticulous research and data that confirm the safety of carbadox. Carbadox has been approved and sold in the United States for 50 years and is a widely used treatment for controlling bacterial diseases in swine, including Salmonella and swine dysentery. In the event that, following the hearing, the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended December 31, 2021, were $22 million. As of the date of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Six Months
For the Periods Ended December 31	2021	2020	Change		2021	2020	Change

	(in thousands, except per share amounts and percentages)
Net sales	$232,712	$206,149	$26,563	13%	$447,377	$401,343	$46,034	11%
Gross profit	70,672	68,265	2,407	4%	135,350	132,384	2,966	2%
Selling, general and administrative expenses	48,378	48,375	3	—	98,444	96,806	1,638	2%
Operating income	22,294	19,890	2,404	12%	36,906	35,578	1,328	4%
Interest expense, net	2,953	3,214	(261)	(8)%	5,842	6,024	(182)	(3)%
Foreign currency (gains) losses, net	(4,189)	624	(4,813)	*	(2,061)	(3,007)	946	*
Income before income taxes	23,530	16,052	7,478	47%	33,125	32,561	564	2%
Provision for income taxes	6,065	3,251	2,814	87%	9,126	7,458	1,668	22%
Net income	$17,465	$12,801	$4,664	36%	$23,999	$25,103	$(1,104)	(4)%

Net income per share
Basic	$0.43	$0.32	$0.11		$0.59	$0.62	$(0.03)
Diluted	$0.43	$0.32	$0.11		$0.59	$0.62	$(0.03)

Weighted average number of shares outstanding
Basic	40,504	40,454			40,504	40,454
Diluted	40,504	40,504			40,504	40,504

Ratio to net sales
Gross profit	30.4%	33.1%			30.3%	33.0%
Selling, general and administrative expenses	20.8%	23.5%			22.0%	24.1%
Operating income	9.6%	9.6%			8.2%	8.9%
Income before income taxes	10.1%	7.8%			7.4%	8.1%
Net income	7.5%	6.2%			5.4%	6.3%
Effective tax rate	25.8%	20.3%			27.6%	22.9%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2021	2020	Change		2021	2020	Change

Net sales	(in thousands, except percentages)
MFAs and other	$91,724	$81,577	$10,147	12%	$175,482	$160,280	$15,202	9%
Nutritional specialties	37,330	36,394	936	3%	73,327	68,994	4,333	6%
Vaccines	21,873	18,267	3,606	20%	43,122	35,333	7,789	22%
Animal Health	150,927	136,238	14,689	11%	291,931	264,607	27,324	10%
Mineral Nutrition	66,655	54,157	12,498	23%	121,087	105,597	15,490	15%
Performance Products	15,130	15,754	(624)	(4)%	34,359	31,139	3,220	10%
Total	$232,712	$206,149	$26,563	13%	$447,377	$401,343	$46,034	11%

Adjusted EBITDA
Animal Health	$33,696	$33,349	$347	1%	$61,333	$63,450	$(2,117)	(3)%
Mineral Nutrition	5,525	4,185	1,340	32%	10,058	7,232	2,826	39%
Performance Products	1,324	2,266	(942)	(42)%	3,462	4,238	(776)	(18)%
Corporate	(11,453)	(11,258)	(195)	(2)%	(23,295)	(22,089)	(1,206)	(5)%
Total	$29,092	$28,542	$550	2%	$51,558	$52,831	$(1,273)	(2)%

Adjusted EBITDA ratio to segment net sales
Animal Health	22.3%	24.5%			21.0%	24.0%
Mineral Nutrition	8.3%	7.7%			8.3%	6.8%
Performance Products	8.8%	14.4%			10.1%	13.6%
Corporate(1)	(4.9)%	(5.5)%			(5.2)%	(5.5)%
Total(1)	12.5%	13.8%			11.5%	13.2%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2021	2020	Change		2021	2020	Change

	(in thousands, except percentages)
Net income	$17,465	$12,801	$4,664	36%	$23,999	$25,103	$(1,104)	(4)%
Interest expense, net	2,953	3,214	(261)	(8)%	5,842	6,024	(182)	(3)%
Provision for income taxes	6,065	3,251	2,814	87%	9,126	7,458	1,668	22%
Depreciation and amortization	8,001	8,088	(87)	(1)%	15,855	16,124	(269)	(2)%
EBITDA	34,484	27,354	7,130	26%	54,822	54,709	113	0%
Gain on sale of investment	(1,203)	—	(1,203)	*	(1,203)	—	(1,203)	*
Stock-based compensation	—	564	(564)	*	—	1,129	(1,129)	*
Foreign currency (gains) losses, net	(4,189)	624	(4,813)	*	(2,061)	(3,007)	946	*
Adjusted EBITDA	$29,092	$28,542	$550	2%	$51,558	$52,831	$(1,273)	(2)%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended December 31, 2021 and 2020

Net sales

Net sales of $232.7 million for the three months ended December 31, 2021, increased $26.6 million, or 13%, as compared to the three months ended December 31, 2020. Animal Health and Mineral Nutrition increased $14.7 million and $12.5 million, respectively, while Performance Products decreased $0.6 million.

Animal Health

Net sales of $150.9 million for the three months ended December 31, 2021, increased $14.7 million, or 11%. Net sales of MFAs and other increased $10.1 million, or 12%, driven by higher demand in North America and South America, reflecting continued recovery from the effects of the pandemic. Our processing aids used by producers of ethanol, distillers corn oil and distillers grain products contributed $3.5 million to the overall net increase in sales in MFAs and other. Net sales of nutritional specialty products increased $0.9 million, or 3%, due to increased selling prices and volumes, plus increased revenues from our companion animal product. Net sales of vaccines increased $3.6 million, or 20%, due to increased domestic and international volumes.

Mineral Nutrition

Net sales of $66.7 million for the three months ended December 31, 2021, increased $12.5 million, or 23%, primarily driven by higher average selling prices of trace minerals. The increase in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $15.1 million for the three months ended December 31, 2021, decreased $0.6 million, or 4%, as a result of lower average selling prices and lower volumes in copper-based products, partially offset by higher sales of personal care product ingredients.

Gross profit

Gross profit of $70.7 million for the three months ended December 31, 2021, increased $2.4 million, or 4%, as compared to the three months ended December 31, 2020. Gross margin decreased 270 basis points to 30.4% of net sales for the three months ended December 31, 2021, as compared to 33.1% for the three months ended December 31, 2020.

Animal Health gross profit increased $2.0 million, or 3%, primarily driven by higher sales volume across all product lines, partially offset by increased raw material and logistics costs and unfavorable product mix. Mineral Nutrition gross profit increased $1.4 million, driven primarily by higher average selling prices, partially offset by an increase in raw material costs. Performance Products gross profit decreased $1.0 million, primarily driven by higher raw material and production costs.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $48.4 million for the three months ended December 31, 2021, were comparable to the three months ended December 31, 2020. SG&A for the three months ended December 31, 2021, included a $1.2 million gain on sale of investment. SG&A for the three months ended December 31, 2020, included $0.6 million of stock-based compensation. Excluding these items, SG&A increased $1.8 million, or 4%.

Animal Health SG&A increased $1.6 million, primarily due to an increase in headcount and related employee costs. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Excluding the gain on sale of investment and the stock-based compensation, Corporate expenses increased $0.2 million due to strategic investments.

Interest expense, net

Interest expense, net of $3.0 million for the three months ended December 31, 2021, decreased $0.3 million, or 8%, as compared to the three months ended December 31, 2020. Interest expense decreased due to favorable borrowing rates, partially offset by higher debt levels.

Foreign currency (gains) losses, net

Foreign currency (gains) losses, net for the three months ended December 31, 2021, amounted to net gains of $4.2 million, as compared to $0.6 million of net losses for the three months ended December 31, 2020. Foreign currency (gains) losses, net primarily arose from intercompany balances. Current period gains were driven by the weakening of the Turkish and Brazilian currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $6.1 million and $3.3 million for the three months ended December 31, 2021 and 2020, respectively. The effective income tax rate was 25.8% and 20.3% for the three months ended December 31, 2021 and 2020, respectively. The provision for income taxes during the three months ended December 31, 2021, included a $0.2 million benefit related to the finalized regulations for the Global Intangible Low-Taxed Income (“GILTI”) tax and a $0.1 million expense related to an uncertain tax position adjustment. The effective income tax rate, without these items, would have been 26.5% for the three months ended December 31, 2021.

Net income

Net income of $17.5 million for the three months ended December 31, 2021, increased $4.7 million, as compared to net income of $12.8 million for the three months ended December 31, 2020. Operating income increased $2.4 million, driven by favorable gross profit. The increase in gross profit in the Animal Health and Mineral Nutrition segments was due to higher sales volume and higher average selling prices, partially offset by increases in raw material costs and unfavorable product mix. Gross profit in the Performance Products segment decreased due to higher raw material and production costs. Interest expense decreased by $0.3 million, while foreign currency (gains) losses, net increased $4.8 million. Income tax expense increased $2.8 million.

Adjusted EBITDA

Adjusted EBITDA of $29.1 million for the three months ended December 31, 2021, increased by $0.6 million compared to the three months ended December 31, 2020. Animal Health Adjusted EBITDA increased $0.3 million due to higher gross profit, partially offset by higher SG&A. Mineral Nutrition Adjusted EBITDA increased $1.3 million, driven by increased gross profit. Performance Products Adjusted EBITDA decreased $0.9 million, primarily driven by higher raw material costs and production costs. Corporate expenses increased $0.2 million, primarily due to strategic investments.

Comparison of six months ended December 31, 2021 and 2020

Net sales

Net sales of $447.4 million for the six months ended December 31, 2021, increased $46.0 million, or 11%, as compared to the six months ended December 31, 2020. Animal Health, Mineral Nutrition and Performance Products sales increased $27.3 million, $15.5 million, and $3.2 million, respectively.

Animal Health

Net sales of $291.9 million for the six months ended December 31, 2021, increased $27.3 million, or 10%. Net sales of MFAs and other increased $15.2 million, or 9%, due to higher demand for certain products outside the U.S. Our processing aids used by producers of ethanol, distillers corn oil and distillers grain products contributed $6.4 million to the overall net increase in sales in MFAs and other. Net sales of nutritional specialty products grew $4.3 million, or 6%, driven by strong demand in dairy products and higher revenues of our companion animal product. Net sales of vaccines increased $7.8 million, or 22%, due to increased domestic and international volumes.

Mineral Nutrition

Net sales of $121.1 million for the six months ended December 31, 2021, increased $15.5 million, or 15%. The increase was mainly attributable to an increase in average selling prices, partially offset by a decrease in volume. The increase in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $34.4 million for the six months ended December 31, 2021, increased $3.2 million, or 10%, driven by higher volume and higher average selling prices of copper-based products, partially offset by lower sales of personal care product ingredients.

Gross profit

Gross profit of $135.4 million for the six months ended December 31, 2021, increased $3.0 million, or 2%, as compared to the six months ended December 31, 2020. Gross margin decreased 270 basis points to 30.3% of net sales for the six months ended December 31, 2021, as compared to 33.0% for the six months ended December 31, 2020.

Animal Health gross profit increased $0.7 million as increases in product demand and average selling prices were largely offset by higher raw material and logistics costs and unfavorable product mix. Mineral Nutrition gross profit increased $3.1 million, with increases in average selling prices partially offset by increased raw material costs. Performance Products gross profit decreased $0.8 million due to higher raw material costs and production costs and unfavorable product mix.

Selling, general and administrative expenses

SG&A of $98.4 million for the six months ended December 31, 2021, increased $1.6 million, or 2%, as compared to the six months ended December 31, 2020. SG&A for the six months ended December 31, 2021, included a $1.2 million gain on sale of investment. SG&A for the six months ended December 31, 2020, included $1.1 million of stock-based compensation. Excluding these items, SG&A increased $4.0 million, or 4%.

Animal Health SG&A increased $2.7 million primarily due to an increase in headcount and employee-related costs. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Excluding the gain on sale of investment and stock-based compensation, Corporate expenses increased $1.1 million due to strategic investments.

Interest expense, net

Interest expense, net of $5.8 million for the six months ended December 31, 2021, decreased $0.2 million, or 3%, as compared to the six months ended December 31, 2020. Interest expense decreased due to favorable borrowing rates, partially offset by higher levels of debt outstanding and lower interest income from short-term investments.

Foreign currency (gains) losses, net

Foreign currency gains, net for the six months ended December 31, 2021, amounted to net gains of $2.1 million, as compared to net gains of $3.0 million for the six months ended December 31, 2020. Foreign currency (gains) losses, net primarily arose from intercompany balances. Current period gains were driven by the movement of the Turkish and Brazilian currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $9.1 million and $7.5 million for the six months ended December 31, 2021 and 2020, respectively. The effective income tax rate was 27.6% and 22.9% for the six months ended December 31, 2021 and 2020, respectively. The provision for income taxes for the six months ended December 31, 2021, included a $0.5 million expense from changes in uncertain tax positions related to prior years and a $0.2 million benefit related to final regulations for the GILTI tax. The effective income tax rate, without this expense, would have been 26.7% for the six months ended December 31, 2021.

Net income

Net income of $24.0 million for the six months ended December 31, 2021, decreased $1.1 million, as compared to net income of $25.1 million for the six months ended December 31, 2020. Operating income increased $1.3 million driven by higher gross profit offset by higher SG&A. The increase in gross profit was driven by higher average selling prices in Mineral Nutrition, offset by a decrease in gross profit in Performance Products due to higher raw material cost and production costs. SG&A expenses increased due to higher employee-related costs and strategic investments. The variance in foreign currency gains (losses) resulted in a $0.9 million reduction in income before income taxes. Income tax expense increased $1.7 million.

Adjusted EBITDA

Adjusted EBITDA of $51.6 million for the six months ended December 31, 2021, decreased $1.3 million, or 2%, as compared to the six months ended December 31, 2020. Animal Health Adjusted EBITDA decreased $2.1 million, resulting from an increase in SG&A, partially offset by higher sales and increased gross profit. Mineral Nutrition Adjusted EBITDA increased $2.8 million with higher sales and related gross profit. Performance Products Adjusted EBITDA decreased $0.8 million with lower gross profit. Corporate expenses increased $1.2 million due to increased strategic investments.

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

	Six Months
For the Periods Ended December 31	2021	2020	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$23,943	$28,611	$(4,668)
Investing activities	(3,098)	(21,259)	18,161
Financing activities	(6,311)	(10,084)	3,773
Effect of exchange-rate changes on cash and cash equivalents	(1,361)	923	(2,284)
Net increase (decrease) in cash and cash equivalents	$13,173	$(1,809)	$14,982

Certain amounts may reflect rounding adjustments.

Net cash provided by operating activities was comprised of:

	Six Months
For the Periods Ended December 31	2021	2020	Change

	(in thousands)
EBITDA	$54,822	$54,709	$113
Adjustments:
Gain on sale of investment	(1,203)	—	(1,203)
Stock-based compensation	—	1,129	(1,129)
Foreign currency (gains) losses, net	(2,061)	(3,007)	946
Interest paid, net	(5,471)	(5,464)	(7)
Income taxes paid	(6,048)	(10,356)	4,308
Changes in operating assets and liabilities and other items	(16,096)	(8,400)	(7,696)
Net cash provided by operating activities	$23,943	$28,611	$(4,668)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $23.9 million of net cash for the six months ended December 31, 2021. Cash provided by net income and non-cash items, including depreciation and amortization, was $35.8 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $16.1 million. Cash used for inventory was $22.0 million. Inventory increases were primarily due to forecasted future demand and internal production schedules. For certain products, we are maintaining safety stocks to mitigate potential disruptions in production. Accounts payable provided $13.9 million of cash due to timing of purchases. Accrued expenses and other liabilities used cash of $5.7 million primarily due to timing of payments for employee-related liabilities. Accounts receivable provided $1.4 million of cash due to a higher proportion of domestic sales, which have a shorter customer collection period.

Investing activities

Investing activities used $3.1 million of net cash for the six months ended December 31, 2021. Capital expenditures were $15.1 million as we continued to invest in expanding production capacity and productivity improvements. In addition, our short-term investments provided $10.9 million of cash. We received $1.4 million of cash proceeds from the sale of an investment.

Financing activities

Financing activities used $6.3 million of net cash for the six months ended December 31, 2021. Net borrowings on our 2021 Revolver provided $12.0 million. We paid $9.7 million in dividends to holders of our Class A and Class B common stock. We paid $3.8 million in scheduled debt and other requirements. In October 2021, we made a $4.8 million payment for the contingent consideration related to a previous acquisition.

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under the 2021 Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. We are aware of the current and potential future effects of COVID-19 on the financial markets. We expect adequate liquidity for at least the next twelve months. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will comply with the terms of the covenants under the 2021 Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including those caused by COVID-19, as well as shipping and labor costs and material availability. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:

	December 31,	June 30,
As of	2021	2021

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$95,485	$93,212
Working capital	259,622	250,956
Ratio of current assets to current liabilities	2.69:1	2.62:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of December 31, 2021, we had $107.0 million in outstanding borrowings under the 2021 Revolver and had outstanding letters of credit and other commitments of $2.7 million, leaving $140.3 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock, payable on March 23, 2022. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of December 31, 2021, our cash and cash equivalents and short-term investments included $95.4 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

As of December 31, 2021, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report. Subsequent to December 31, 2021, we entered into a lease amendment for certain manufacturing facilities that provides options to extend the lease an additional 10 years. The annual lease payments for years 2036 through 2045 range between $0.7 million and $0.8 million annually.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2021.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Damian Finio Severance Protection Letter Agreement

On February 7, 2022, the Company entered into a severance protection letter agreement with Mr. Finio (the “Severance Protection Letter”). Pursuant to the Severance Protection Letter, if Mr. Finio’s employment by the Company is involuntarily terminated without “Cause” or if he resigns for “Good Reason,” then, in addition to any accrued payments or benefits, he will be entitled to receive (a) a lump-sum cash payment equal to the sum of 100% of his annual base salary in effect immediately prior to the date of termination and (b) a pro rata portion of his annual bonus under the Company’s Management Incentive Plan for the year in which such termination occurs (pro-rated based on the period of employment in the year of termination and actual performance through the date of the most recently completed month prior to the date of termination) (the sum of (a) and (b), the “Severance Amount”). Payment of the Severance Amount is subject to (i) the execution and non-revocation by Mr. Finio of a general release of claims and (ii) his continued compliance with any non-competition, non-solicitation, and other restrictive covenant obligations in favor of the Company to which he is subject.

For purposes of the Severance Protection Letter, “Cause” is defined as Mr. Finio’s (i) willful or repeated failure to substantially perform his duties to the Company and its affiliates, other than a failure resulting from his complete or partial incapacity due to physical or mental illness or impairment (as determined by the Board in good faith); (ii) material and willful violation of a federal or state law or regulation applicable to the business of the Company or that adversely affects the image of the Company; (iii) commission of a willful act that constitutes gross misconduct and is injurious to the Company; or (iv) willful breach of a material provision of the Severance Protection Letter or the Offer Letter, dated as of September 14, 2020, by and between Mr. Finio and the Company. “Good Reason” is defined in the Severance Protection Letter as a (i) material adverse change in Mr. Finio’s duties, responsibilities or authority (including status, office, title, reporting relationships or working conditions), or (ii) relocation of his principal place of employment to a location more than 50 miles from Teaneck, New Jersey, in each case, without his written consent, and provided that Mr. Finio must notify the Company within 30 days of either such occurrence and the Company shall have 30 days to cure such occurrence, after which time, if the Company fails to cure such occurrence, termination must occur within 30 days following the cure period in order constitute a termination for Good Reason.

The foregoing description of the Severance Protection Letter does not purport to be complete and is qualified in its entirety by reference to the full text and terms of the agreement, a copy of which is filed as Exhibit 10.25 hereto and incorporated herein by reference.

Item 6.Exhibits

Exhibit 10.25	Severance Protection Letter, dated February 7, 2022, by and between Damian Finio and Phibro Animal Health Corporation
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101 .INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phibro Animal Health Corporation

February 9, 2022	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

February 9, 2022	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer