Form 10-Q
period 2022-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2022-05-04
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
For the Periods Ended March 31	2022	2021	2022	2021

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$239,619	$211,729	$686,996	$613,072
Cost of goods sold	167,993	142,564	480,020	411,523
Gross profit	71,626	69,165	206,976	201,549
Selling, general and administrative expenses	52,432	49,033	150,876	145,839
Operating income	19,194	20,132	56,100	55,710
Interest expense, net	2,925	2,933	8,767	8,957
Foreign currency (gains), net	(10,564)	(583)	(12,625)	(3,590)
Income before income taxes	26,833	17,782	59,958	50,343
Provision for income taxes	9,144	5,621	18,270	13,079
Net income	$17,689	$12,161	$41,688	$37,264

Net income per share
basic	$0.44	$0.30	$1.03	$0.92
diluted	$0.44	$0.30	$1.03	$0.92
Weighted average common shares outstanding
basic	40,504	40,483	40,504	40,463
diluted	40,504	40,504	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
For the Periods Ended March 31	2022	2021	2022	2021

	(unaudited)
	(in thousands)
Net income	$17,689	$12,161	$41,688	$37,264
Change in fair value of derivative instruments	14,958	5,749	19,739	10,567
Foreign currency translation adjustment	3,514	(9,122)	(13,761)	(4,345)
Unrecognized net pension gains	120	144	354	416
Provision for income taxes	(3,770)	(1,473)	(5,023)	(2,745)
Other comprehensive income (loss)	14,822	(4,702)	1,309	3,893
Comprehensive income	$32,511	$7,459	$42,997	$41,157

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
As of	2022	2021

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$70,748	$50,212
Short-term investments	22,100	43,000
Accounts receivable, net	156,561	146,852
Inventories, net	249,911	216,312
Other current assets	47,157	42,533
Total current assets	546,477	498,909
Property, plant and equipment, net	162,455	154,706
Intangibles, net	67,384	62,282
Goodwill	53,321	52,679
Other assets	86,544	72,749
Total assets	$916,181	$841,325
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$15,000	$9,375
Accounts payable	89,696	68,362
Accrued expenses and other current liabilities	82,406	86,379
Total current liabilities	187,102	164,116
Revolving credit facility	124,000	95,000
Long-term debt	276,621	287,710
Other liabilities	61,513	55,970
Total liabilities	649,236	602,796
Commitments and contingencies (Note 7)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at March 31, 2022 and June 30, 2021; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at March 31, 2022 and June 30, 2021	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,803	135,803
Retained earnings	245,122	218,015
Accumulated other comprehensive loss	(113,984)	(115,293)
Total stockholders’ equity	266,945	238,529
Total liabilities and stockholders’ equity	$916,181	$841,325

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
For the Periods Ended March 31	2022	2021

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$41,688	$37,264
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	24,300	24,042
Amortization of debt issuance costs	442	662
Stock-based compensation	—	1,129
Acquisition-related items	78	—
Deferred income taxes	(120)	18
Foreign currency (gains), net	(13,492)	(7,293)
(Gain) on sale of investment	(1,203)	—
Other	284	389
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(10,815)	(8,410)
Inventories, net	(30,548)	(8,091)
Other current assets	(1,879)	3,746
Other assets	(2,364)	(1,019)
Accounts payable	19,961	(751)
Accrued expenses and other liabilities	3,743	3,550
Net cash provided by operating activities	30,075	45,236
INVESTING ACTIVITIES
Purchases of short-term investments	(54,100)	(50,000)
Maturities of short-term investments	75,000	61,000
Capital expenditures	(25,154)	(22,226)
Business acquisition	(10,786)	—
Sale of investment	1,353	—
Other, net	645	(164)
Net cash used by investing activities	(13,042)	(11,390)
FINANCING ACTIVITIES
Revolving credit facility borrowings	215,000	135,000
Revolving credit facility repayments	(186,000)	(128,000)
Payments of long-term debt and other	(5,625)	(14,063)
Dividends paid	(14,581)	(14,569)
Payment of contingent consideration	(4,840)	—
Net cash provided (used) by financing activities	3,954	(21,632)
Effect of exchange rate changes on cash	(451)	546
Net increase in cash and cash equivalents	20,536	12,760
Cash and cash equivalents at beginning of period	50,212	36,343
Cash and cash equivalents at end of period	$70,748	$49,103

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Others
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529
Comprehensive income (loss)	—	—	—	—	6,534	(6,898)	(364)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2021	40,503,608	$4	$—	$135,803	$219,689	$(122,191)	$233,305
Comprehensive income (loss)	—	—	—	—	17,465	(6,615)	10,850
Dividends declared ($0.12 per share)	—	—	—	—	(4,861)	—	(4,861)
As of December 31, 2021	40,503,608	$4	$—	$135,803	$232,293	$(128,806)	$239,294
Comprehensive income	—	—	—	—	17,689	14,822	32,511
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of March 31, 2022	40,503,608	$4	$—	$135,803	$245,122	$(113,984)	$266,945

						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
Comprehensive income (loss)	—	—	—	—	12,302	(3,805)	8,497
Dividends declared ($0.12 per share)	—	—	—	—	(4,854)	—	(4,854)
Stock-based compensation expense	—	—	—	565	—	—	565
As of September 30, 2020	40,453,608	$4	$—	$136,090	$190,508	$(134,190)	$192,412
Comprehensive income	—	—	—	—	12,801	12,400	25,201
Dividends declared ($0.12 per share)	—	—	—	—	(4,855)	—	(4,855)
Stock-based compensation expense	—	—	—	564	—	—	564
As of December 31, 2020	40,453,608	$4	$—	$136,654	$198,454	$(121,790)	$213,322
Comprehensive income (loss)	—	—	—	—	12,161	(4,702)	7,459
Shares issued pursuant to stock incentive plan	50,000	—	—	—	—	—	—
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of March 31, 2021	40,503,608	$4	$—	$136,654	$205,755	$(126,492)	$215,921

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

The unaudited consolidated financial information for the three and nine months ended March 31, 2022 and 2021, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Annual Report”), filed with the Securities and Exchange Commission on August 25, 2021 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2021, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain. Although vaccines are available, distribution efforts vary widely country-by-country and state-by-state. New information may continue to emerge concerning COVID-19, and the actions required to contain or treat it may affect the duration and severity of the pandemic. The pandemic may have significant economic impacts on customers, suppliers and markets. The pandemic may affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2022, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to potential dilutive common shares resulting from the assumed vesting of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock units. All common share equivalents were included in the calculation of diluted net income per share in the periods included in the consolidated financial statements. There are no outstanding restricted stock units as of March 31, 2022.

	Three Months		Nine Months
For the Periods Ended March 31	2022	2021	2022	2021
Net income	$17,689	$12,161	$41,688	$37,264

Weighted average number of shares – basic	40,504	40,483	40,504	40,463
Dilutive effect of restricted stock units	—	21	—	41
Weighted average number of shares – diluted	40,504	40,504	40,504	40,504

Net income per share
basic	$0.44	$0.30	$1.03	$0.92
diluted	$0.44	$0.30	$1.03	$0.92

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Nine Months
For the Periods Ended March 31	2022	2021	2022	2021

Animal Health
MFAs and other	$84,330	$78,530	$259,812	$238,810
Nutritional specialties	41,394	36,978	114,721	105,972
Vaccines	22,865	18,872	65,987	54,205
Total Animal Health	$148,589	$134,380	$440,520	$398,987
Mineral Nutrition	69,033	58,153	190,120	163,750
Performance Products	21,997	19,196	56,356	50,335
Total	$239,619	$211,729	$686,996	$613,072

Net Sales by Region

	Three Months		Nine Months
For the Periods Ended March 31	2022	2021	2022	2021
United States	$146,820	$129,370	$412,284	$370,446
Latin America and Canada	45,048	37,386	135,722	115,808
Europe, Middle East and Africa	29,931	27,802	90,889	84,959
Asia Pacific	17,820	17,171	48,101	41,859
Total	$239,619	$211,729	$686,996	$613,072

Net sales by region are based on country of destination.

Deferred revenue was $2,697 and $3,674 as of March 31, 2022, and June 30, 2021, respectively. Accrued expenses and other current liabilities included $1,383 and $1,560 of the total deferred revenue as of March 31, 2022, and June 30, 2021, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense and Depreciation and Amortization

	Three Months		Nine Months
For the Periods Ended March 31	2022	2021	2022	2021
Interest expense, net
Term loan	$2,208	$1,857	$6,745	$5,796
Revolving credit facility	690	938	1,936	3,017
Amortization of debt issuance costs	147	221	442	662
Other	67	65	156	191
Interest expense	3,112	3,081	9,279	9,666
Interest income	(187)	(148)	(512)	(709)
	$2,925	$2,933	$8,767	$8,957

	Three Months		Nine Months
For the Periods Ended March 31	2022	2021	2022	2021
Depreciation and amortization
Depreciation of property, plant and equipment	$6,214	$5,763	$17,792	$17,479
Amortization of intangible assets	2,231	2,155	6,508	6,563
	$8,445	$7,918	$24,300	$24,042

4.  Balance Sheets—Additional Information

	March 31,	June 30,
As of	2022	2021
Inventories
Raw materials	$85,255	$59,775
Work-in-process	12,900	12,738
Finished goods	151,756	143,799
	$249,911	$216,312

	March 31,	June 30,
As of	2022	2021
Other assets
ROU operating lease assets	$38,691	$32,962
Deferred income taxes	4,097	9,861
Deposits	6,293	5,663
Insurance investments	6,054	5,964
Equity method investments	4,063	4,141
Derivative instruments	14,560	2,696
U.S. pension plan	2,482	1,184
Debt issuance costs	1,530	1,811
Other	8,774	8,467
	$86,544	$72,749

In February 2022, we acquired a business for $13,728, of which $3,166 is outstanding at March 31, 2022 and payable during the fourth quarter ending June 30, 2022. The business develops, manufactures and markets processing aids used to improve production efficiency in the ethanol fermentation industry. We accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements. Definite-lived intangible assets of $10,833 were recognized at acquisition and included developed products, tradename, and non-compete agreements. The definite-lived intangible assets will be amortized over periods ranging from 4 to 13 years. The remaining net assets acquired include accounts receivable, inventories, prepaid and other assets, accounts payable, accrued expenses, and goodwill. Goodwill is deductible for income tax purposes. The purchase price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocation is preliminary and subject to change, including final working capital adjustments. The business is included in the MFAs and other product category under the Animal Health segment.

	March 31,	June 30,
As of	2022	2021
Goodwill
Balance at beginning of period	$52,679	$52,679
Acquisition	595	—
Foreign currency translation	47	—
Balance at end of period	$53,321	$52,679

	March 31,	June 30,
As of	2022	2021
Accrued expenses and other current liabilities
Employee related	$30,601	$35,375
Current operating lease liabilities	6,431	6,618
Commissions and rebates	6,528	6,312
Professional fees	6,057	4,380
Income and other taxes	7,890	6,107
Derivative instruments	391	3,486
Contingent consideration	—	4,840
Restructuring costs	—	735
Insurance-related	1,179	1,176
Other	23,329	17,350
	$82,406	$86,379

	March 31,	June 30,
As of	2022	2021
Other liabilities
Long-term operating lease liabilities	$33,632	$28,003
Long-term and deferred income taxes	8,848	6,646
Supplemental retirement benefits, deferred compensation and other	8,487	8,382
International retirement plans	4,821	5,345
Other long-term liabilities	5,725	7,594
	$61,513	$55,970

	March 31,	June 30,
As of	2022	2021
Accumulated other comprehensive loss
Derivative instruments	$18,949	$(790)
Foreign currency translation adjustment	(113,856)	(100,095)
Unrecognized net pension losses	(19,619)	(19,973)
(Provision) benefit for income taxes on derivative instruments	(4,838)	97
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(2,786)	(2,698)
	$(113,984)	$(115,293)

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

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of March 31, 2022, we were in compliance with the financial covenants.

As of March 31, 2022, we had $124,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,709, leaving $123,291 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

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

As of March 31, 2022, the interest rates for the 2021 Revolver and the 2021 Term A Loan were 2.18% and 2.99%, respectively. The weighted-average interest rates for the 2021 Revolver and the prior revolving credit facility were 1.87% and 2.25% for the nine months ended March 31, 2022 and 2021, respectively. The weighted-average interest rates for the 2021 Term A Loan and the prior term A loan were 2.98% and 3.36% for nine months ended March 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt

	March 31,	June 30,
As of	2022	2021
2021 Term A Loan due April 2026	$292,500	$298,125
Unamortized debt issuance costs	(879)	(1,040)
	291,621	297,085
Less: current maturities	(15,000)	(9,375)
	$276,621	$287,710

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $465 and $372 during the three months ended March 31, 2022 and 2021, respectively, and $1,765 and $1,297 during the nine months ended March 31, 2022 and 2021, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $4,286 and $4,293 at March 31, 2022, and June 30, 2021, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

	March 31,	June 30,
As of	2022	2021
Other current assets
Brazil Real options, net	$1,321	$—
Interest rate swaps	3,459	—
Other assets
Brazil Real options, net	535	355
Interest rate swaps	14,025	2,341
Accrued expense and other current liabilities
Brazil Real options, net	—	(150)
Interest rate swaps	(391)	(3,336)
Total Fair Value
Brazil Real options, net	1,856	205
Interest rate swaps	17,093	(995)

Notional amounts of the derivatives as of the balance sheet date were:

	March 31,
As of	2022
Brazil Real call options	R$	94,000
Brazil Real put options	R$	94,000
Interest rate swaps		$300,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the periods ended March 31, 2022 and 2021 included the effects of derivatives as follows:

	Three Months		Nine Months
For the Periods Ended March 31	2022	2021	2022	2021
Brazil Real options, net
Expense recorded in consolidated statement of operations	$155	$384	$682	$521
Consolidated statement of operations - total cost of goods sold	$167,993	$142,564	$480,020	$411,523
(Income) expense recorded in OCI	$(2,058)	$836	$(1,651)	$(1,495)
Interest rate swaps
Expense recorded in consolidated statements of operations	$814	$825	$2,556	$2,466
Consolidated statement of operations - total interest expense, net	$2,925	$2,933	$8,767	$8,957
(Income) recorded in OCI	$(12,900)	$(6,585)	$(18,088)	$(9,072)

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of March 31, 2022, included realized net losses of $1,688 related to matured contracts. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next eighteen months.

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

Non-financial assets

Our non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at carrying value in the consolidated balance sheet. Assets and liabilities may be required to be measured at fair value on a non-recurring basis, either upon initial recognition or for subsequent accounting or reporting, including the initial recognition of net assets acquired in a business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combination. These fair value measurements involve unobservable inputs that reflect estimates and assumptions that represent Level 3 inputs.

Fair Value of Assets (Liabilities)

As of	March 31, 2022			June 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$22,100	$—	$—	$43,000	$—	$—
Foreign currency derivatives	$—	$1,856	$—	$—	$205	$—
Interest rate swaps	$—	$17,093	$—	$—	$(995)	$—
Contingent consideration on acquisitions	$—	$—	$—	$—	$—	$(4,840)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

	Three Months		Nine Months
For the Periods Ended March 31	2022	2021	2022	2021
Net sales
Animal Health	$148,589	$134,380	$440,520	$398,987
Mineral Nutrition	69,033	58,153	190,120	163,750
Performance Products	21,997	19,196	56,356	50,335
Total segments	$239,619	$211,729	$686,996	$613,072

Depreciation and amortization
Animal Health	$6,935	$6,457	$19,872	$19,476
Mineral Nutrition	661	646	1,960	2,042
Performance Products	436	416	1,292	1,284
Total segments	$8,032	$7,519	$23,124	$22,802
Adjusted EBITDA
Animal Health	$29,232	$30,962	$90,565	$94,412
Mineral Nutrition	7,303	5,232	17,361	12,464
Performance Products	2,865	2,929	6,327	7,167
Total segments	$39,400	$39,123	$114,253	$114,043
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$26,833	$17,782	$59,958	$50,343
Interest expense, net	2,925	2,933	8,767	8,957
Depreciation and amortization – Total segments	8,032	7,519	23,124	22,802
Depreciation and amortization – Corporate	413	399	1,176	1,240
Corporate costs	11,404	11,073	34,699	33,162
Gain on sale of investment	—	—	(1,203)	—
Acquisition-related costs of goods sold	78	—	78	—
Acquisition-related transaction costs	279	—	279	—
Stock-based compensation	—	—	—	1,129
Foreign currency (gains) , net	(10,564)	(583)	(12,625)	(3,590)
Adjusted EBITDA – Total segments	$39,400	$39,123	$114,253	$114,043

	March 31,	June 30,
As of	2022	2021
Identifiable assets
Animal Health	$647,490	$595,315
Mineral Nutrition	82,378	67,338
Performance Products	38,395	36,847
Total segments	768,263	699,500
Corporate	147,918	141,825
Total	$916,181	$841,325

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax-related assets and certain other assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our future results could differ materially from our historical performance as a result of various factors, such as those discussed in “Risk Factors” in Item 1A of our Annual Report and “Forward-Looking Statements.”

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

Conflict between Russia and Ukraine

In response to the military conflict between Russia and Ukraine that began in February 2022, our Company and employees have provided support to Ukraine in the form of monetary donations, free product and humanitarian services. Our limited intent for the Russian market is to continue to provide medicines and vaccines, and related regulatory and technical support, to help existing customers combat disease challenges in the production of food animals on their farms. We have no production or direct distribution operations and no planned investments in Russia.

Since the conflict began, the United States and other North Atlantic Treaty Organization (NATO) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises.  The continuation of the conflict may trigger additional economic and other sanctions, as well as broader military conflicts. The potential impact of the conflict and any resulting bans, sanctions, boycotts or broader military conflicts on our business is uncertain at the current time due to the fluid nature of the conflict. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine represent approximately 1% of annual consolidated net sales.

We cannot know if the conflict, which is unfolding in real-time, could escalate and result in broader economic and security concerns that could adversely affect our business, financial condition, or results of operations.

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

The uncertainties surrounding the COVID-19 pandemic remain fluid, particularly regarding the emergence of virus variants and the effectiveness of vaccines against the current and any future variants. We are still unable to predict with confidence the effectiveness of measures to contain COVID-19 and hence the impact on the economies where we manufacture and sell our products. While we continue to adapt our operations and mitigate the risks and challenges posed by COVID-19, the demand for our products will be dependent upon economic conditions and the ability of our customers and end users of our products to operate their businesses and production facilities. Our current operational results have been impacted while our future operational results may continue to be impacted by government-mandated response efforts, supply chain and manufacturing disruptions, increased volatility in raw material costs and decreased demand due to changes in our customer purchasing patterns and preferences. We are unable to predict with confidence the nature and timing of when any of these events may occur and the effects COVID-19 will have on our business, our consolidated results and the broader economic environment going forward. We will continue to evaluate the nature and extent of the effects of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional considerations and risks associated with COVID-19 on our business, see “Risk Factors” in Item 1A of our Annual Report.

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

On March 10, 2022, the FDA held a virtual public hearing seeking data and information related to the safety of carbadox. Phibro has continued an ongoing process of responding collaboratively and transparently to CVM’s inquiries to provide extensive and meticulous research and data that confirm the safety of carbadox. Carbadox has been approved and sold in the United States for 50 years and is a widely used treatment for controlling bacterial diseases in swine, including Salmonella and swine dysentery. In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended March 31, 2022, were $20 million. As of the date of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Nine Months
For the Periods Ended March 31	2022	2021	Change		2022	2021	Change

	(in thousands, except per share amounts and percentages)
Net sales	$239,619	$211,729	$27,890	13%	$686,996	$613,072	$73,924	12%
Gross profit	71,626	69,165	2,461	4%	206,976	201,549	5,427	3%
Selling, general and administrative expenses	52,432	49,033	3,399	7%	150,876	145,839	5,037	3%
Operating income	19,194	20,132	(938)	(5)%	56,100	55,710	390	1%
Interest expense, net	2,925	2,933	(8)	—%	8,767	8,957	(190)	(2)%
Foreign currency (gains), net	(10,564)	(583)	(9,981)	*	(12,625)	(3,590)	(9,035)	*
Income before income taxes	26,833	17,782	9,051	51%	59,958	50,343	9,615	19%
Provision for income taxes	9,144	5,621	3,523	63%	18,270	13,079	5,191	40%
Net income	$17,689	$12,161	$5,528	45%	$41,688	$37,264	$4,424	12%

Net income per share
Basic	$0.44	$0.30	$0.14	47%	$1.03	$0.92	$0.11	12%
Diluted	$0.44	$0.30	$0.14	47%	$1.03	$0.92	$0.11	12%

Weighted average number of shares outstanding
Basic	40,504	40,483			40,504	40,463
Diluted	40,504	40,504			40,504	40,504

Ratio to net sales
Gross profit	29.9%	32.7%			30.1%	32.9%
Selling, general and administrative expenses	21.9%	23.2%			22.0%	23.8%
Operating income	8.0%	9.5%			8.2%	9.1%
Income before income taxes	11.2%	8.4%			8.7%	8.2%
Net income	7.4%	5.7%			6.1%	6.1%
Effective tax rate	34.1%	31.6%			30.5%	26.0%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2022	2021	Change		2022	2021	Change

Net sales	(in thousands, except percentages)
MFAs and other	$84,330	$78,530	$5,800	7%	$259,812	$238,810	$21,002	9%
Nutritional specialties	41,394	36,978	4,416	12%	114,721	105,972	8,749	8%
Vaccines	22,865	18,872	3,993	21%	65,987	54,205	11,782	22%
Animal Health	148,589	134,380	14,209	11%	440,520	398,987	41,533	10%
Mineral Nutrition	69,033	58,153	10,880	19%	190,120	163,750	26,370	16%
Performance Products	21,997	19,196	2,801	15%	56,356	50,335	6,021	12%
Total	$239,619	$211,729	$27,890	13%	$686,996	$613,072	$73,924	12%

Adjusted EBITDA
Animal Health	$29,232	$30,962	$(1,730)	(6)%	$90,565	$94,412	$(3,847)	(4)%
Mineral Nutrition	7,303	5,232	2,071	40%	17,361	12,464	4,897	39%
Performance Products	2,865	2,929	(64)	(2)%	6,327	7,167	(840)	(12)%
Corporate	(11,404)	(11,073)	(331)	(3)%	(34,699)	(33,162)	(1,537)	(5)%
Total	$27,996	$28,050	$(54)	—%	$79,554	$80,881	$(1,327)	(2)%

Adjusted EBITDA ratio to segment net sales
Animal Health	19.7%	23.0%			20.6%	23.7%
Mineral Nutrition	10.6%	9.0%			9.1%	7.6%
Performance Products	13.0%	15.3%			11.2%	14.2%
Corporate(1)	(4.8)%	(5.2)%			(5.1)%	(5.4)%
Total(1)	11.7%	13.2%			11.6%	13.2%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2022	2021	Change		2022	2021	Change

	(in thousands, except percentages)
Net income	$17,689	$12,161	$5,528	45%	$41,688	$37,264	$4,424	12%
Interest expense, net	2,925	2,933	(8)	—%	8,767	8,957	(190)	(2)%
Provision for income taxes	9,144	5,621	3,523	63%	18,270	13,079	5,191	40%
Depreciation and amortization	8,445	7,918	527	7%	24,300	24,042	258	1%
EBITDA	38,203	28,633	9,570	33%	93,025	83,342	9,683	12%
Gain on sale of investment	—	—	—	*	(1,203)	—	(1,203)	*
Acquisition-related cost of goods sold	78	—	78	*	78	—	78	*
Acquisition-related transaction costs	279	—	279	*	279	—	279	*
Stock-based compensation	—	—	—	*	—	1,129	(1,129)	*
Foreign currency (gains), net	(10,564)	(583)	(9,981)	*	(12,625)	(3,590)	(9,035)	*
Adjusted EBITDA	$27,996	$28,050	$(54)	—%	$79,554	$80,881	$(1,327)	(2)%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended March 31, 2022 and 2021

Net sales

Net sales of $239.6 million for the three months ended March 31, 2022, increased $27.9 million, or 13%, as compared to the three months ended March 31, 2021. Animal Health, Mineral Nutrition, and Performance Products increased $14.2 million, $10.9 million, and $2.8 million, respectively.

Animal Health

Net sales of $148.6 million for the three months ended March 31, 2022, increased $14.2 million, or 11%. Net sales of MFAs and other increased $5.8 million, or 7%, driven by increased sales of processing aids used to improve production efficiency in the ethanol fermentation industry. Net sales of nutritional specialty products increased $4.4 million, or 12%, due to higher demand in dairy and microbial products, plus increased revenues from our companion animal product. Net sales of vaccines increased $4.0 million, or 21%, due to increased domestic and international volumes.

Mineral Nutrition

Net sales of $69.0 million for the three months ended March 31, 2022, increased $10.9 million, or 19%, primarily driven by higher average selling prices of trace minerals. The increase in average selling prices is due to the movement of the underlying raw material costs.

Performance Products

Net sales of $22.0 million for the three months ended March 31, 2022, increased $2.8 million, or 15%, as a result of higher volumes of ingredients for personal care products and higher volumes and average selling prices of copper-based products.

Gross profit

Gross profit of $71.6 million for the three months ended March 31, 2022, increased $2.5 million, or 4%, as compared to the three months ended March 31, 2021. Gross margin decreased 280 basis points to 29.9% of net sales for the three months ended March 31, 2022, as compared to 32.7% for the three months ended March 31, 2021.

Animal Health gross profit increased $0.5 million, primarily driven by higher sales volume, offset by increased raw material and logistics costs. Mineral Nutrition gross profit increased $2.2 million, driven primarily by higher average selling prices, partially offset by an increase in raw material costs. Performance Products gross profit decreased $0.2 million, as a result of higher raw material and production costs.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $52.4 million for the three months ended March 31, 2022, increased $3.4 million, or 7%, as compared to the three months ended March 31, 2021. SG&A for the three months ended March 31, 2022, included acquisition-related costs of $0.3 million.

Animal Health SG&A increased $2.8 million, primarily due to an increase in the number of employees and employee-related costs, in addition to travel expenses. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Excluding the acquisition-related costs, Corporate costs increased by $0.3 million primarily due to increased technology-related costs.

Interest expense, net

Interest expense, net of $2.9 million for the three months ended March 31, 2022, was comparable to the three months ended March 31, 2021.

Foreign currency (gains), net

Foreign currency (gains), net for the three months ended March 31, 2022, amounted to net gains of $10.6 million, as compared to $0.6 million of net gains for the three months ended March 31, 2021. Foreign currency (gains), net primarily arose from intercompany balances. Current period gains were driven by the movement of the Turkish and Brazilian currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $9.1 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate was 34.1% and 31.6% for the three months ended March 31, 2022 and 2021, respectively. The provision for income taxes during the three months ended March 31, 2022, included a $0.4 million expense for a change in deferred taxes, a $0.1 million expense related to the finalized regulations for the Global Intangible Low-Taxed Income (“GILTI”) tax, and a $0.1 million expense related to an uncertain tax position adjustment. The effective income tax rate, without these items, would have been 31.8% for the three months ended March 31, 2022. The provision for income taxes during the three months ended March 31, 2021, included a $0.6 million expense related to a detailed deferred tax analysis of property, plant, and equipment and intangible assets. The effective income tax rate, without this expense, would have been 27.9% for the three months ended March 31, 2021.

Net income

Net income of $17.7 million for the three months ended March 31, 2022, increased $5.5 million, as compared to net income of $12.2 million for the three months ended March 31, 2021. Operating income decreased $0.9 million, driven by higher SG&A, partially offset by favorable gross profit. The increase in gross profit in the Animal Health and Mineral Nutrition segments was due to higher product demand and higher selling prices, respectively. Gross profit in the Performance Products segment decreased due to higher raw material and production costs. Interest expense was comparable, while foreign currency (gains), net increased $10.0 million. Income tax expense increased $3.5 million.

Adjusted EBITDA

Adjusted EBITDA of $28.0 million for the three months ended March 31, 2022, was comparable to the three months ended March 31, 2021. Animal Health Adjusted EBITDA decreased $1.7 million due to higher SG&A, partially offset by higher revenue and gross profit. Mineral Nutrition Adjusted EBITDA increased $2.1 million, driven by increased gross profit. Performance Products Adjusted EBITDA was comparable to the three months ended March 31, 2021. Corporate expenses increased $0.3 million, primarily due to increased technology-related costs.

Comparison of nine months ended March 31, 2022 and 2021

Net sales

Net sales of $687.0 million for the nine months ended March 31, 2022, increased $73.9 million, or 12%, as compared to the nine months ended March 31, 2021. Animal Health, Mineral Nutrition, and Performance Products sales increased $41.5 million, $26.4 million, and $6.0 million, respectively.

Animal Health

Net sales of $440.5 million for the nine months ended March 31, 2022, increased $41.5 million, or 10%. Net sales of MFAs and other increased $21.0 million, or 9%, due to higher demand in international markets and higher sales of processing aids used to improve production efficiency in the ethanol fermentation industry. Net sales of nutritional specialty products grew $8.7 million, or 8%, driven by higher demand in dairy and microbial products, plus increased revenues from our companion animal product. Net sales of vaccines increased $11.8 million, or 22%, due to increased domestic and international volumes.

Mineral Nutrition

Net sales of $190.1 million for the nine months ended March 31, 2022, increased $26.4 million, or 16%. The increase was mainly attributable to an increase in average selling prices. The increase in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $56.4 million for the nine months ended March 31, 2022, increased $6.0 million, or 12%, driven by higher demand for industrial chemicals and ingredients for personal care products and by higher average selling prices of the underlying raw materials.

Gross profit

Gross profit of $207.0 million for the nine months ended March 31, 2022, increased $5.4 million, or 3%, as compared to the nine months ended March 31, 2021. Gross margin decreased 280 basis points to 30.1% of net sales for the nine months ended March 31, 2022, as compared to 32.9% for the nine months ended March 31, 2021.

Animal Health gross profit increased $1.2 million as increases in product demand and average selling prices were largely offset by higher raw material and logistics costs. Mineral Nutrition gross profit increased $5.2 million, with increases in average selling prices, partially offset by increased raw material costs. Performance Products gross profit decreased $1.0 million due to higher raw material costs and production costs.

Selling, general and administrative expenses

SG&A of $150.9 million for the nine months ended March 31, 2022, increased $5.0 million, or 3%, as compared to the nine months ended March 31, 2021. SG&A for the nine months ended March 31, 2022, included a gain on sale of investment of $1.2 and acquisition-related costs of $0.3 million. SG&A for the nine months ended March 31, 2021, included $1.1 million of stock-based compensation expense. Without these items, SG&A for the nine months ended March 31, 2022 increased $7.4 million, or 5%.

Animal Health SG&A increased $5.5 million primarily due to an increase in the number of employees and employee-related costs, in addition to travel expenses. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Excluding the gain on sale of investment, acquisition-related costs, and stock-based compensation, Corporate expenses increased $1.5 million due to strategic investments and increased technology-related costs.

Interest expense, net

Interest expense, net of $8.8 million for the nine months ended March 31, 2022, decreased $0.2 million, or 2%, as compared to the nine months ended March 31, 2021, due to reduced amortization of debt issuance costs subsequent to the April 2021 debt refinancing.

Foreign currency (gains), net

Foreign currency (gains), net for the nine months ended March 31, 2022, amounted to net gains of $12.6 million, as compared to net gains of $3.6 million for the nine months ended March 31, 2021. Foreign currency (gains), net primarily arose from intercompany balances. Current period gains were driven by the movement of the Turkish and Brazilian currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $18.3 million and $13.1 million for the nine months ended March 31, 2022 and 2021, respectively. The effective income tax rate was 30.5% and 26.0% for the nine months ended March 31, 2022 and 2021, respectively. The provision for income taxes for the nine months ended March 31, 2022, included a $0.4 million expense for a change in deferred taxes, a $0.6 million expense from changes in uncertain tax positions related to prior years, and a $0.1 million benefit related to final regulations for the GILTI tax. The effective income tax rate, without these items, would have been 29.0% for the nine months ended March 31, 2022. The provision for income taxes during the nine months ended March 31, 2021, included (i) a $1.5 million benefit for the years ended June 30, 2020 and 2019, related to final regulations issued in July 2020 for the Global Intangible Low-Taxed Income (“GILTI”) tax, (ii) an $0.8 million benefit related to exchange rate differences on intercompany dividends, (iii) a $0.6 million benefit for the reversal of an uncertain tax position, and (iv) a $0.6 million expense related to a detailed deferred tax analysis of property, plant, and equipment and intangible assets. The effective income tax rate, without these items, would have been 30.3% for the nine months ended March 31, 2021.

Net income

Net income of $41.7 million for the nine months ended March 31, 2022, increased $4.4 million, as compared to net income of $37.3 million for the nine months ended March 31, 2021. Operating income increased $0.4 million, driven by higher gross profit, offset by higher SG&A. The increase in gross profit was primarily driven by higher average selling prices in Mineral Nutrition, offset by a decrease in gross profit in Performance Products due to higher raw material and production costs. SG&A expenses increased due to higher employee-related costs and strategic investments. The variance in foreign currency (gains), net resulted in a $9.0 million increase in income before income taxes. Income tax expense increased $5.2 million.

Adjusted EBITDA

Adjusted EBITDA of $79.6 million for the nine months ended March 31, 2022, decreased $1.3 million, or 2%, as compared to the nine months ended March 31, 2021. Animal Health Adjusted EBITDA decreased $3.8 million, resulting from an increase in SG&A, partially offset by higher sales and increased gross profit. Mineral Nutrition Adjusted EBITDA increased $4.9 million with higher sales and related gross profit. Performance Products Adjusted EBITDA decreased $0.8 million with lower gross profit. Corporate expenses increased $1.5 million due to increased strategic investments and technology-related costs.

Analysis of financial condition, liquidity and capital resources

Net increase in cash and cash equivalents was:

	Nine Months
For the Periods Ended March 31	2022	2021	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$30,075	$45,236	$(15,161)
Investing activities	(13,042)	(11,390)	(1,652)
Financing activities	3,954	(21,632)	25,586
Effect of exchange-rate changes on cash and cash equivalents	(451)	546	(997)
Net increase in cash and cash equivalents	$20,536	$12,760	$7,776

Certain amounts may reflect rounding adjustments.

Net cash provided by operating activities was comprised of:

	Nine Months
For the Periods Ended March 31	2022	2021	Change

	(in thousands)
EBITDA	$93,025	$83,342	$9,683
Adjustments:
Gain on sale of investment	(1,203)	—	(1,203)
Acquisition-related cost of goods sold	78	—	78
Acquisition-related transaction costs	279	—	279
Stock-based compensation	—	1,129	(1,129)
Foreign currency (gains), net	(12,625)	(3,590)	(9,035)
Interest paid, net	(8,220)	(8,123)	(97)
Income taxes paid	(13,432)	(14,335)	903
Changes in operating assets and liabilities and other items	(27,827)	(13,187)	(14,640)
Net cash provided by operating activities	$30,075	$45,236	$(15,161)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $30.1 million of net cash for the nine months ended March 31, 2022. Cash provided by net income and non-cash items, including depreciation and amortization, was $52.0 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $27.8 million. Cash used for receivables was $10.8 million as a result of the increase in revenue. Cash used for inventory was $30.5 million. Inventory increases were primarily due to forecasted future demand and internal production schedules. For certain products, we are maintaining safety stocks to mitigate potential disruptions in production. Accounts payable provided $20.0 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities provided cash of $3.7 million primarily due to employee-related liabilities.

Investing activities

Investing activities used $13.0 million of net cash for the nine months ended March 31, 2022. Capital expenditures were $25.2 million as we continued to invest in expanding production capacity and productivity improvements. We used $10.8 million for the acquisition of a business. Reductions of our short-term investments provided $20.9 million of cash. We received $1.4 million of cash proceeds from the sale of an investment.

Financing activities

Financing activities provided $4.0 million of net cash for the nine months ended March 31, 2022. Net borrowings on our 2021 Revolver provided $29.0 million. We paid $14.6 million in dividends to holders of our Class A and Class B common stock. We paid $5.6 million in scheduled debt maturities and other requirements. In October 2021, we made a $4.8 million payment for the contingent consideration related to a previous acquisition.

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

Certain relevant measures of our liquidity and capital resources follow:

	March 31,	June 30,
As of	2022	2021

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$92,848	$93,212
Working capital	281,527	250,956
Ratio of current assets to current liabilities	2.64:1	2.62:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of March 31, 2022, we had $124.0 million in outstanding borrowings under the 2021 Revolver and had outstanding letters of credit and other commitments of $2.7 million, leaving $123.3 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock, payable on June 22, 2022. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of March 31, 2022, our cash and cash equivalents and short-term investments included $91.9 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

As of March 31, 2022, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report. During the nine months ended March 31, 2022, we executed a lease amendment for certain land and manufacturing facilities that provides options to extend the lease an additional 10 years. The future lease payments have been discounted and included in our lease liabilities as of March 31, 2022. The lease payments for years 2036 through 2045 range between $0.7 million and $0.8 million annually.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;

●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	the potential FDA withdrawal of approval of our Mecadox (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	outbreaks of animal diseases could significantly reduce demand for our products;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	exposure relating to rising costs and reduced customer income;
●	competition deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes, and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the current armed conflict between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;

●	the impact of current and future laws and regulatory changes;
●	modification of foreign trade policy may harm our food animal product customers;
●	our dependence on our Israeli and Brazilian operations;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of our Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2022.

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

Phibro Animal Health Corporation

May 4, 2022	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

May 4, 2022	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer