Form 10-K
period 2022-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2022-08-24
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $414,078,679 as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the Nasdaq Stock Market. The registrant has no non-voting common stock.

As of August 19, 2022, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on November 7, 2022 (hereinafter referred to as the “2022 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2022.

PHIBRO ANIMAL HEALTH CORPORATION

Forward-Looking Statements and Risk Factors Summary

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	the potential Food and Drug Administration (“FDA”) withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	outbreaks of animal diseases could significantly reduce demand for our products;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;

●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the current armed conflict between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy may harm our food animal product customers;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A. of this Annual Report on Form 10-K.

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

Trademarks, Service Marks and Trade Names

The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: AB20®; Animate®; Aviax®; Aviax Plus®; Avi-Carb®; Banminth®; Bloat Guard®; Cellerate Yeast Solutions®; Carbigen®, Cerdimix®; Cerditac®; Coxistac®; EASE®; Emulsigen®; Eskalin®; Gemstone®; Lactrol®; Magni-Phi®; MB-1®; Mecadox®; MicroLife®; MJPRRS®; MVP adjuvants®; Neo-Terramycin®; Nicarb®; Nicarmix®; OmniGen®; pHi-Tech®; Phivax®; Polygen®; Posistac®; Provia Prime™; Rejensa®; Rumatel®; Salmin Plus®; Stafac®; TAbic®; Tailor-Made®; Terramycin®; V.H.™; V-Max®; and Vistore®.

PART I

Item 1.   Business

Overview

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We strive to be a trusted partner with livestock producers, farmers, veterinarians and consumers who raise and care for farm and companion animals by providing solutions to help them maintain and enhance the health of their animals. We sell approximately 780 product lines in over 80 countries to approximately 3,790 customers. We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. Our products help prevent, control and treat diseases and support nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products either directly to integrated poultry, swine and cattle producers or through animal feed manufacturers, wholesalers, distributors and veterinarians.

Our products include:

●	Animal health products such as antibacterials, anticoccidials, nutritional specialty products and vaccines that help improve the animal’s health and therefore improve performance, food safety and animal welfare. Our Animal Health segment also includes antibacterials and other processing aids used in the ethanol fermentation industry.
●	Mineral nutrition products that fortify the animal’s diet and help maintain optimal health.

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

For discussion regarding the impact of COVID-19 and the armed conflict between Russia and Ukraine on our financial results, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Segments

We manage our business in three segments — Animal Health, Mineral Nutrition, and Performance Products — each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:

	Segments			Change				Percentage of total
For the Year Ended June 30	2022	2021	2020	2022 / 2021		2021 / 2020		2022	2021	2020

		($ in millions)
Animal Health	$607	$546	$527	$61	11%	$19	4%	64%	65%	66%
Mineral Nutrition	260	221	214	39	18%	6	3%	28%	26%	27%
Performance Products	76	67	59	9	13%	8	14%	8%	8%	7%
Total	$942	$833	$800	$109	13%	$33	4%

	Species			Change				Percentage of total
For the Year Ended June 30	2022	2021	2020	2022 / 2021		2021 / 2020		2022	2021	2020

		($ in millions)
Poultry	$319	$297	$301	$22	7%	$(4)	(1)%	34%	36%	38%
Dairy	186	169	163	17	10%	6	4%	20%	20%	20%
Cattle	127	106	94	21	20%	12	13%	13%	13%	12%
Swine	80	79	81	1	1%	(2)	(2)%	8%	9%	10%
Other (1)	230	182	161	48	26%	21	13%	24%	22%	20%
Total	$942	$833	$800	$109	13%	$33	4%

	Regions (2)			Change				Percentage of total
For the Year Ended June 30	2022	2021	2020	2022 / 2021		2021 / 2020		2022	2021	2020

		($ in millions)
United States	$562	$495	$472	$67	13%	$23	5%	60%	59%	59%
Latin America and Canada	191	166	159	25	15%	7	4%	20%	20%	20%
Europe, Middle East and Africa	122	114	112	8	7%	2	2%	13%	14%	14%
Asia Pacific	67	58	57	9	15%	1	2%	7%	7%	7%
Total	$942	$833	$800	$109	13%	$33	4%
(1)	Other includes sales related to: Performance Products customers; the ethanol industry; aquaculture and other animal species; adjuvants for animal vaccine manufacturers; and Mineral Nutrition other customers.
(2)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

Adjusted EBITDA by segment was:

	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2022	2021	2020	2022 / 2021		2021 / 2020		2022	2021	2020

		($ in millions)
Animal Health	$124	$124	$123	$0	0%	$1	1%	79%	82%	87%
Mineral Nutrition	24	17	15	7	40%	2	17%	15%	11%	10%
Performance Products	9	9	5	(1)	(8)%	5	108%	6%	6%	3%
Corporate	(46)	(43)	(40)	(3)	7%	(2)	6%
Total	$111	$108	$102	$3	3%	$6	6%
(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations General description of non-GAAP financial measures” for description of Adjusted EBITDA.
(2)	Before unallocated corporate costs.

Certain amounts and percentages may reflect rounding adjustments.

Net identifiable assets by segment were:

	Net Identifiable Assets			Change				Percentage of total
As of June 30	2022	2021	2020	2022 / 2021		2021 / 2020		2022	2021	2020

		($ in millions)
Animal Health	$655	$595	$561	$60	10%	$34	6%	70%	71%	71%
Mineral Nutrition	87	68	66	19	29%	2	3%	9%	8%	8%
Performance Products	39	37	31	3	7%	6	19%	4%	4%	4%
Corporate	150	141	127	9	6%	14	11%	16%	17%	16%
Total	$932	$841	$784	$91	11%	$57	7%

Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

Certain amounts and percentages may reflect rounding adjustments.

Animal Health

Our Animal Health business develops, manufactures and markets about 300 product lines, including:

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

We continue to build our companion animal business and pipeline. Our Rejensa® joint supplement for dogs continues to gain customer acceptance. Our companion animal development pipeline includes an early-stage atopic dermatitis compound, a novel Lyme vaccine delivery system product, two early-stage oral care compounds, and we have entered into an agreement with Rejuvenate Bio, Inc. to collaborate on the development and commercialization of a gene therapy for Mitral Valve Disease (MVD) in canines (dogs).

Animal Health net sales by product group and regions were:

	Product Groups			Change				Percentage of total
For the Years Ended June 30	2022	2021	2020	2022 / 2021		2021 / 2020		2022	2021	2020

		($ in millions)
MFAs and other	$362	$330	$322	$32	10%	$8	2%	60%	60%	61%
Nutritional specialties	157	143	129	14	10%	13	10%	26%	26%	25%
Vaccines	88	73	75	15	21%	(2)	(3)%	15%	13%	14%
Animal Health	$607	$546	$527	$61	11%	$19	4%

	Regions(1)			Change				Percentage of total
For the Years Ended June 30	2022	2021	2020	2022 / 2021		2021 / 2020		2022	2021	2020

		($ in millions)
United States	$248	$227	$214	$21	9%	$13	6%	41%	42%	41%
Latin America and Canada	175	151	148	24	16%	3	2%	29%	28%	28%
Europe, Middle East and Africa	120	110	109	10	9%	1	1%	20%	20%	21%
Asia Pacific	64	58	56	6	10%	2	4%	11%	11%	11%
Total	$607	$546	$527	$61	11%	$19	4%
(1)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

MFAs and Other

Our MFAs and other products primarily consist of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and other products primarily consist of the production and sale of antibacterials (including Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (including Nicarb®, Aviax®, Aviax Plus®, Coxistac™ and amprolium). Antibacterials inhibit the growth of pathogenic bacteria that cause infections in animals, while anticoccidials inhibit growth of coccidia (parasites) that damage the intestinal tract of animals. The “MFAs and other products” product group also includes antibacterial products and other processing aids, used in the ethanol fermentation industry.

Approximately 47% of our MFAs and other sales in fiscal year 2022 were to the poultry industry, with sales to swine, cattle, dairy and other customers accounting for the remainder. We market our MFAs and other products in all regions where we do business.

Nutritional Specialties

Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. Many of our proprietary nutritional specialty products have been developed through applied research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include the OmniGen® family of products, patented nutritional specialty products that have been shown in several studies to help maintain a cow’s healthy immune system; Animate®, an anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow; Magni-Phi®, a proprietary nutritional specialty product that has been shown to help improve intestinal health and immune response in poultry; Provia PrimeTM/MicroLife® Prime, a four-strain direct-fed microbial product for optimization of gut health, which leads to better pathogen control and improved performance in poultry; and, Cellerate Yeast Solutions®, a line of proprietary yeast culture products that are used to help improve digestive health, which may lead to improved animal health and performance.

We are also a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. We market our nutritional specialty products in all regions in which we operate.

Vaccines

Our vaccine products are primarily focused on preventing diseases in poultry, swine, cattle and aquaculture. We market our vaccine products in all regions in which we operate. We market our vaccine products to protect animals from either viral or bacterial disease challenges.

We have developed and market over 320 licensed vaccine presentations for prevention of diseases in poultry, including vaccines to protect against Infectious Bursal Disease, Infectious Bronchitis, Newcastle Disease, Reovirus, Salmonella and Coryza.

We develop, manufacture and market autogenous vaccines against animal diseases for swine, poultry and cattle in the United States. Our autogenous bacterial and viral vaccines enable us to produce custom vaccines for veterinarians that contain antigens specific to each farm, allowing Phibro to provide comprehensive and customized health management solutions to our customers. Our autogenous vaccine products include the Tailor-Made® line of vaccines and the MJPRRS® vaccine. We also develop, manufacture and market adjuvants to animal vaccine manufacturers globally.

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

We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines and related technologies, such as:

●	MB-1®, a live attenuated vaccine for Infectious Bursal disease, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection at the hatchery,

●	TAbic® IBVAR206, a live attenuated virus vaccine for Infectious Bronchitis developed from a unique genotype 2 variant strain,
●	The inactivated subunit Infectious Bursal Disease Virus,
●	Salmin Plus®, the first multi-variant inactivated vaccine containing Salmonella Enteritis, Salmonella Typhimurium and Salmonella Infantis,
●	EASE® (Enhanced Antigen Surface Expression), a new bacterial growth procedure to improve the performance of our vaccines, and
●	pHi-Tech®, a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information.

We continue to invest in a vaccine production facility in Sligo, Ireland to manufacture poultry vaccines, with our first commercial sale of product from this facility having occurred in February 2022, and longer-term expectations to add swine and cattle vaccines production at this facility. Installation of additional machinery and equipment is planned while we continue to submit necessary registrations on a country-by-country basis in order to obtain regulatory approvals needed to sell these products to a broader geographic market.

We are building a vaccine production facility in Guarulhos, Brazil to manufacture and market autogenous vaccines against animal diseases for swine, poultry and aquaculture.

Mineral Nutrition

Our Mineral Nutrition business manufactures and markets approximately 400 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their animals’ diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, swine and beef and dairy cattle. Volume growth in the mineral nutrition sector is primarily driven by livestock production levels, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary in different seasons of the year and due to changes in weather conditions in a particular region, both of which may cause animal feed consumption to fluctuate. As a result, we may experience regional and seasonal fluctuations in our Mineral Nutrition segment.

Performance Products

Our Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.

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

Antibacterials and Anticoccidials

We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals while helping to control pathogens that have a negative impact on animal health and productivity. The table below presents our core MFA products:

		Market Entry of
Product	Active Ingredient	Active Ingredient	Description
Terramycin®	oxytetracycline	1951	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
Amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock
Mecadox®	carbadox	1972	Antibacterial for enteric pathogens in swine including Salmonellosis and dysentery
Stafac®/Eskalin®/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac® /Posistac®	salinomycin	1979	Anticoccidial for poultry, cattle and swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerditac®/Cerdimix®	oxibendazole	1982	Anthelmintic for livestock
Aviax®	semduramicin	1995	Anticoccidial for poultry
Neo-Terramycin®	oxytetracycline + neomycin	1999	Combination of two antibacterials with multiple applications for a wide number of species
Aviax Plus®/Avi-Carb®	semduramicin + nicarbazin	2010	Anticoccidial for poultry

Antibacterials are biological or chemical products used in the animal health industry to treat or to prevent bacterial diseases, thereby promoting animal health, resulting in more efficient livestock production. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent, control and treat disease in livestock, which can also lead to improved overall health of the animals, improved rate of weight gain and more efficient feed conversion. Our antibacterial products include:

●	Oxytetracycline and Neomycin. Terramycin® utilizes the active ingredient oxytetracycline and Neo-Terramycin® combines the active ingredients neomycin and oxytetracycline to prevent, control and treat a wide range of diseases in chickens, turkeys, cattle, swine and aquaculture. We sell Terramycin and Neo-Terramycin products primarily to livestock and aquaculture producers, feed companies and distributors.
●	Virginiamycin. Virginiamycin is an antibacterial marketed under the brand names Stafac® to poultry, swine and cattle producers, Eskalin® to dairy cows and beef cattle producers and V-Max® for beef cattle producers. Virginiamycin is used primarily to prevent necrotic enteritis in chickens, treat and control Swine Dysentery and aid in the prevention or reduce the incidence of rumen acidosis and liver abscesses in cattle. Our experience in the development and production of virginiamycin has enabled us to develop significant intellectual property through trade secret know-how, which has helped protect against competition from generics. We are the sole worldwide manufacturer and marketer of virginiamycin.

●	Carbadox. We market carbadox under the brand name Mecadox® for use in swine feeds to control swine Salmonellosis and Swine Dysentery and, as a result, improve animal health and production efficiencies. Mecadox is sold primarily in the United States to feed companies and large integrated swine producers.
●	Anticoccidials are produced through fermentation or chemical synthesis and are primarily used to prevent and control the disease coccidiosis in poultry and cattle, thereby promoting intestinal health, resulting in healthier animals. Coccidiosis is a disease of the digestive tract that has considerable health consequences to livestock and, as a result, is of great concern to livestock producers. We sell our anticoccidials primarily to integrated poultry producers and feed companies and to international animal health companies. Our anticoccidial products include:
●	Nicarbazin. We produce and market nicarbazin, a broad-spectrum anticoccidial used for coccidiosis prevention in poultry. We market nicarbazin under the trademarks Nicarb® and Nicarmix® and as an active pharmaceutical ingredient.
●	Amprolium. We produce and market amprolium primarily as an active pharmaceutical ingredient.
●	Salinomycin and Semduramicin. We produce and market Coxistac®, Aviax®/Aviax Plus®/Avi-Carb® and Posistac®, which are in a class of compounds known as ionophores, to combat coccidiosis in poultry and increase feed efficiency in swine.

Anthelmintics are used to treat infestations of parasitic intestinal worms. Our anthelmintic products include Rumatel® and Banminth®, which are both marketed to control major internal nematode parasites in beef and dairy cattle and swine.

Bloat Guard® is an anti-bloat treatment used in cattle to control bloat in animals grazing on legume or wheat-pasture.

Other includes products used in the ethanol fermentation industry, including antimicrobials, yeasts, process cleaning, corn oil recovery and other processing aids.

Nutritional Specialties

Our primary nutritional specialty products have been identified, developed and commercialized by our staff of nutritionists and veterinarians working with private research companies, leading universities and customers with whom we collaborate. For those of our nutritional specialty products that are not proprietary or exclusive to us, we typically maintain unique supply agreements or exclusive distributor status with the product developers giving us preferential access to trademarks, territories and research data.

Our nutritional specialty products include:

	Market
Product	Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality
Animate®	1999	Maintains proper blood calcium levels in dairy cows during critical transition period
OmniGen®	2004	Optimize immune function in dairy cows and improve productivity
Magni-Phi®	2015	Proprietary blend that helps to improve intestinal health and immune response which may lead to improved absorption and utilization of nutrients for poultry
Cellerate Yeast Solutions®	2017	Proprietary yeast culture products for all classes of livestock to help improve digestive health
Provia Prime™/MicroLife® Prime	2019	4-way combination direct-fed microbial for optimization of gut health, which leads to better pathogen control in poultry

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

Provia Prime™ and MicroLife® Prime represent a proprietary combination of four strains of bacillus-based direct-fed microbials that have been shown to promote beneficial gut bacteria, which can help promote health, immunity and productivity in poultry, which leads to lower pathogen challenges in commercial poultry production.

We market nutritional specialty products to livestock producers with the support of key influencers, such as animal nutritionists and veterinarians.

Vaccines

We develop, manufacture and market fully licensed and autogenous vaccines for poultry, swine, cattle and aquaculture globally. We also develop, manufacture and market vaccination devices. We produce vaccines that protect animals from either viral or bacterial disease challenges. Our vaccine products include:

	Market
Product	Entry	Description
V.H.TM	1974	Live vaccine for the prevention of Newcastle Disease in poultry
Tailor-Made® Vaccines	1982	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and cattle
MVP adjuvants®	1982	Components of veterinary vaccines that enhance the immune response to a vaccine
TAbic® M.B.	2004	Live vaccine for the prevention of Infectious Bursal Disease in poultry
MJPRRS®	2007	Autogenous vaccine for the prevention of porcine reproductive and respiratory syndrome (“PRRS”) in swine
TAbic® IB VAR	2009	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic® IB VAR206	2010	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
MB-1®	2017	Live vaccine for the prevention of Infections Bursal Disease in the hatchery in poultry
pHi-Tech®	2019	Portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information
Phivax® SLE	2019	A live attenuated Salmonella Enteritidis vaccine for the control of Salmonella infection in chickens

The V.H. strain of Newcastle Disease vaccine is a pathogenic strain and is effective when applied by aerosol, coarse spray, drinking water or eye-drops. It has been used successfully under various management and climate conditions in many breeds of poultry.

Tailor-Made® vaccines are autogenous vaccines against either bacterial or viral diseases which contain antigens specific to each farm. We manufacture and sell these vaccines to U.S. veterinarians for use primarily in swine, poultry and cattle.

MVP adjuvants® are integral components used in veterinary vaccines which enhance the immune response to a vaccine. Our adjuvants include Emulsigen®, Emulsigen® D, Emulsigen® P, Carbigen® and Polygen®.

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

MB-1® is a live attenuated vaccine for Infectious Bursal disease in poultry, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection in the hatchery.

pHi-Tech® is new technology in the form of a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information.

Phivax® is a vaccine used for the early protection of chicks in the presence of maternally derived antibodies to reduce mortality and morbidity associated with infection caused by infectious bursal disease virus.

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

Our major mineral nutrition customers are regional and national feed companies, distributors, co-ops, pre-mixers, integrated swine, beef and poultry producers and pet food manufacturers. The majority of our customers have nutrition staffs who determine their specific formulas for custom trace mineral premixes. Trace mineral costs and our selling prices fluctuate with commodity markets, and therefore, these products are price sensitive. Their sale requires a focused effort on cost management, quality control, customer service, pricing and logistics execution to be profitable.

Performance Products

Our Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We operate the business through our PhibroChem (a division of PAHC), Ferro Metal and Chemical Corporation Limited and Phibro-Tech, Inc. (“Phibro-Tech”) business units.

Sales and Marketing

Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of approximately 420 employees plus approximately 190 distributors who market our portfolio of approximately 690 product lines to livestock producers, veterinarians, nutritionists, animal feed companies and distributors in over 80 countries.

In markets where we have a direct commercial presence, we sell our animal health and mineral nutrition products through our local sales offices, either directly to integrated poultry, swine and cattle producers or through commercial animal feed manufacturers, wholesalers and distributors. Our sales representatives visit our customers, including livestock producers, veterinarians, nutritionists, animal feed companies and distributors, to inform, promote and sell our products and services. In direct service markets, our technical operations specialists provide scientific consulting focused on disease management and herd management, and training and education on diverse topics, including responsible product use.

We sell our Performance Products through our local sales offices to the personal care, industrial chemical and chemical catalyst industries. We market these products predominately in the United States.

Customers

We have approximately 3,790 customers, of which approximately 3,500 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy farmers, to be the primary customers of our livestock products. We sell our animal health and mineral nutrition products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We sell our companion animal product using a distributor calling on veterinary clinics. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.

We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.

Product Registrations, Patents and Trademarks

We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low-cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, approximately 315 patents or pending applications in more than 30 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.

We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is regulated by authorities that are specific to each country, e.g., the FDA in the United States, Health Canada in Canada and European Food Safety Authority (“EFSA”) and the European Medicines Agency (“EMA”) in Europe. Medicated product registrations and requirements are country- and product-specific for each country in which they are sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third-party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2022, we had approximately 935 Animal Health product registrations globally, including approximately 400 MFA registrations, 320 vaccine registrations and 215 registrations for nutritional specialty products. Our MFA global registrations included approximately 90 registrations for virginiamycin.

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

We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, approximately 2,900 trademark registrations or pending applications globally, identifying goods and services related to our business.

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

The FDA may deny an NADA or ANADA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurances that FDA approval of any NADA or ANADA will be granted on a timely basis, or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NADA or ANADA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to FDA’s current Good Manufacturing Practice (“cGMP”) regulations. A manufacturing facility is periodically inspected by the FDA for determination of compliance with cGMP after an initial pre-approval inspection. Certain subsequent manufacturing changes must be approved by the FDA prior to implementation. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure compliance. The process of seeking FDA approvals can be costly, time consuming and subject to unanticipated and significant delays. There can be no assurance that such approvals will be granted on a timely basis, or at all. Any delay in obtaining or any failure to obtain FDA or foreign government approvals, or the suspension or revocation of such approvals, would adversely affect our ability to introduce and market our products and to generate revenue.

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

Virginiamycin. In November 2004, the CVM released a draft for comment of its risk assessment of streptogramin resistance for treatment of certain infections in humans attributable to the use of streptogramins in animals (the “risk assessment”). The risk assessment was initiated after approval of a human drug called Synercid® (quinupristin/dalfopristin) for treating vancomycin-resistant Enterococcus faecium (VREf), which led to increased attention regarding the use of streptogramins in animals. Synercid and virginiamycin (the active ingredient in our Stafac product) are both members of the streptogramin class of antimicrobial drugs. The risk assessment was unable to produce any firm conclusions as to whether, and, if so, how much, the use of virginiamycin in food animals contributes to the occurrence of streptogramin-resistant infections in humans via a foodborne pathway.

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

In January 2017, the FDA and industry, including us, completed the process of label changes for MIA products to remove production claims and to limit the use of MIAs to those uses that are considered necessary for assuring animal health, namely for the prevention, control and/or treatment of disease, and that MIA use in food-producing animals should include veterinary oversight or consultation. The label changes were the result of recommendations from the CVM, as described in GFI 213 (“New Animal Drugs and New Animal Drug Combination Products Administered in or on Medicated Feed or Drinking Water of Food-Producing Animals: Recommendations for Drug Sponsors for Voluntarily Aligning Product Use Conditions with GFI 209”) and GFI 209 (“The Judicious Use of Medically Important Antimicrobial Drugs in Food-Producing Animals”).

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

In September 2020, Phibro commented on the proposed order, reiterating the safety of carbadox and the appropriateness of the regulatory method, and further offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method. Phibro disagreed with the agency’s actions and submitted a request to the FDA Office of the Commissioner that the agency continue the NOOH process it started in 2016 and proceed with a hearing to review the substantial body of data supporting the safety of carbadox.

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox. Phibro has continued an ongoing process of responding collaboratively and transparently to CVM’s inquiries to provide extensive and meticulous research and data that confirm the safety of carbadox. Carbadox has been approved and sold in the United States for 50 years and is a widely used treatment for controlling bacterial diseases in swine, including Salmonella and Swine Dysentery. In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended June 30, 2022, were $21 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

Manufacturing. The FDA routinely carries out audits related to cGMP standards for manufacturing facilities that make veterinary drug products and active pharmaceutical ingredients approved for sale in the U.S. The FDA inspectors may make observations during these inspections, which may require corrective action in order for the manufacturing facility to remain in compliance with cGMP standards. Failure to take such corrective actions could result in the manufacturing facility being ineligible to receive future FDA approvals. In very serious cases of noncompliance with cGMP standards, the FDA may issue a warning letter which could result in products produced in such manufacturing facilities to be ineligible for sale in the U.S. Although it is our objective to remain in full conformance with U.S. cGMP standards, we have in the past received adverse observations and may in the future receive adverse observations or warning letters. Failure to comply with cGMP standards could have a material impact on our business and financial results.

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

The Delegating and Implementing Acts under E.U. Regulation 2019/6 includes provisions that could require animals or animal origin products imported into the E.U. from other countries to be produced under the same conditions as are required in the E.U. This may preclude the use of veterinary products not approved in the E.U. or require animal health products to be used in the manner approved in the E.U. If such restrictions are implemented, they could result in a reduction or elimination of the use of our products, especially our antibacterial products, in countries that export animals or animal origin products to the E.U. and other countries that align their regulations with E.U. regulations.

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

Other Countries

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

Competition

We are engaged in highly competitive industries and, with respect to all our major products, face competition from a substantial number of global and regional competitors. Some competitors have greater financial, R&D, manufacturing and other resources than we have. Our competitive position is based principally on our product registrations, customer service and support, breadth of product line, product quality, manufacturing technology, facility locations and product prices. We face competition in every market in which we participate. Many of our products face competition from products that may be used as an alternative or substitute.

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

Products Aligned with Need for Increased Protein Production

Increased scarcity of natural resources is increasing the need for efficient production of food animals such as poultry, swine and cattle. Our animal health products, including our MFAs, vaccines and nutritional specialty products, help prevent and manage disease outbreaks and enhance nutrition to help support natural defenses against diseases. These products are often critical to our customers’ efficient production of healthy animals. Our leading MFAs product franchise, Stafac/V-Max/Eskalin, is approved in over 30 countries for use in poultry, swine and cattle and is regarded as one of the leading MFA products for production animals. Our nicarbazin and amprolium MFAs are globally recognized anticoccidials. Our nutritional specialty product offerings such as OmniGen-AF and Animate are used increasingly in the global dairy industry, and Magni-Phi and Provia Prime/MicroLife Prime are rapidly becoming important products for poultry producers. Our vaccine products are effective against critical diseases in poultry, swine and cattle.

Global Presence with Existing Infrastructure in Key High-Growth Markets

We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in over 80 countries provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Russia and former CIS countries, Mexico, Turkey, Australia, Canada and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 59% of our Animal Health segment revenues for the year ended June 30, 2022.

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

Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships

Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 420 employees and a broad distribution network, we market our portfolio of more than 690 product lines to livestock producers and veterinarians in over 80 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 120 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.

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

We have a strong management team with a proven track record of success at both the corporate and operating levels. The executive management team has diverse backgrounds and on average more than 30 years of experience the animal health or related industry.

Human Capital

As of June 30, 2022, we had approximately 1,860 employees in 55 locations spanning 26 countries. Certain of our Brazilian employees are covered by multi-employer regional industry-specific unions. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees are covered by individual employment agreements.

We strive to nurture a strong culture that empowers team members and provides opportunities for growth and development. The Denison Organization Culture survey was administered to all employees globally in 2017 and 2021, with at least a 75 percent response rate each time. Phibro employee engagement and commitment scores remained consistent in 2017 and 2021 at 82 percent favorable for engagement and 76 percent favorable for commitment. We are intently focused on maintaining these results across the organization.

At Phibro we view the strength of our team as a critical component of our success. The following principles, which guide our decisions and actions, provide an overview of how we approach management of human capital resources.

Our Most Valuable Asset – The Company and its Employees

We recognize that our employees provide the competitive edge needed to compete successfully in world markets. We adhere to human resources policies and practices that meet the needs of the business and the individual, so that we can attract and retain the highest caliber employees. Talent development is a strategic priority at Phibro, and we offer opportunities for growth at all levels of the company. Our goal is to ensure we have the right colleagues with the right skills in the right roles and with the appropriate support to build leadership capabilities and drive organizational results. As business priorities evolve and we seek to innovate, we work to nurture and develop current talent to best serve future needs. We take a programmatic and focused approach to developing our people.

Achievement of business objectives and the fulfillment of individual career aspirations are reinforced by our competitive compensation and benefit programs, comprehensive training and development programs, health and safety programs that promote and safeguard employees’ well-being, and work environments that are conducive to the successful application of skills and knowledge. In addition to traditional professional development, we offer a robust, cloud-based online training curriculum from one of the leading providers of development material for learning-focused organizations.

Employee safety is paramount. In 2017, we launched the Road to Zero initiative, which utilizes teaming concepts to elevate employee involvement in project-based improvement activities. Participation drives a strong culture of safety and quality. Road to Zero provides a formal system for engagement, shared responsibility, leadership opportunities, meaningful contributions and accountability. We have and will continue to take the necessary daily precautions as recommended by local government authorities to keep our employees safe.

Strength Through Diversity, Equity & Inclusion (DEI)

We create a positive and supportive work environment for our employees. Our approach enables opportunity for inclusion and encourages diverse perspectives and thinking to maximize the achievement of innovative and successful outcomes. We aim to protect employees from being discriminated against because of gender, sexual orientation, age, marital status, race, religion, political beliefs, ethnic background, country of origin, language or non-job-related disabilities, and we follow these same principles when recruiting new talent to our organization. We implemented a new

DEI training program to foster awareness and acceptance across our administration, R&D and manufacturing facilities in 2022.

Respecting Employees

Phibro employees are our greatest strength and most valuable asset. When we equip team members to apply their skills, talent and passions to contribute and make a positive impact, everyone succeeds. When we thrive as individuals and teams, the Company thrives. We promote from within wherever possible, safeguard the confidentiality of employee records and keep employees informed of issues affecting them.

Cultivating One Leader at a Time

Our proprietary Leadership Model is a framework that guides how our people plan and act to advance company priorities. We strive for each executive/manager/employee to be consistently challenged to:

●	See what needs to be done (strategy, vision, growth),
●	Get it done (execution), and
●	Get it done the right way (how you do it).

Recognizing that leadership may be exhibited differently by an individual contributor versus a first-line manager versus an upper-level manager, all Phibro employees are consistently expected to demonstrate leadership behaviors.

Manufacturing

The Animal Health business segment manufactures many products internally and supplements that production with contract manufacturing organizations (“CMOs”) as necessary.

We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial products in Guarulhos, Brazil and Braganca Paulista, Brazil. We manufacture active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products in Neot Hovav, Israel. We produce vaccines in Beit Shemesh, Israel, Sligo, Ireland and Omaha, Nebraska. We produce adjuvants in Omaha, Nebraska. We produce pharmaceuticals, disinfectants and other animal health products in Petach Tikva, Israel. We produce certain of our nutritional specialty products in Quincy and Chillicothe, Illinois and Sarasota, Florida. We produce certain of our mineral nutrition products in Quincy, Illinois and Omaha, Nebraska.

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

Capital Expenditures

We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $2.7 million for the fiscal year ended June 30, 2022. See “Business — Environmental, Health and Safety Regulations” for further descriptions. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.

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

PRP at Omega Chemical Superfund Site.   The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling (“OPOG”) to remediate the contaminated groundwater that has migrated from the Omega Chemical Site in accordance with a general remedy selected by EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as PRPs due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. PAHC and Phibro-Tech have vigorously contested this position and have asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, several members of OPOG filed a complaint under CERCLA and RCRA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site, and the United States Department of Justice, on behalf of the EPA, sent Phibro-Tech and certain other PRPs a pre-litigation notice letter in August 2022 regarding potential CERCLA Sec. 107 cost recovery claims seeking unrecovered past costs related to the groundwater plume affected by the Omega Chemical Site, along with a declaration allocating liability for future costs. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.

Potential Claims.   In addition to cleanup obligations, we could also be held liable for all consequences arising out of human exposure to hazardous substances or other environmental damage, which liability may not be covered by insurance.

Environmental Accruals and Financial Assurance.   We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $4.3 million as of June 30, 2022 and 2021.

In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of surety bonds or letters of credit issued pursuant to our revolving credit facility. As of June 30, 2022, surety bonds and letters of credit provided $12.4 million of financial assurance.

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

Our business is exposed to risks associated with public health crises, including epidemics and pandemics such as the novel coronavirus (COVID-19). The COVID-19 pandemic has adversely affected workforces, customers, suppliers, consumer sentiment, economies and financial markets and has led to an economic downturn in many countries in which we operate. Disruptions due to COVID-19 or other similar health epidemics could extend to our manufacturing facilities and our supply chain, as well as to our customers and end users of our products who raise animals or who process meat, milk, eggs and seafood for human consumption. The continued spread of COVID-19 or other disease epidemics, such as a worsening of the outbreak of Monkeypox, which was confirmed in May 2022, may result in a period of economic and business disruption and could have a material adverse impact on our business and financial results.

The COVID-19 pandemic has and could continue to negatively impact manufacturing of our products, disruptions in our logistics and supply chain operations such as difficulty in importing and exporting our products or raw materials, and difficulties related to the transport of our products. These limitations and restrictions from the COVID-19 pandemic or similar outbreak of an infectious disease could also negatively affect operations at our third-party manufacturers and suppliers, which could result in delays or disruptions in the supply of the products and raw materials that they manufacture for us and increase the costs of such products and raw materials, both of which could ultimately negatively impact sales of our products.

The COVID-19 pandemic and similar outbreaks could lead to decreased demand for protein, which may lead to end users of our products reducing their herd or flock sizes. Protein processing plants may reduce or temporarily cease operations due to quarantines and “social distancing” requirements, which may also result in end users of our products reducing herd or flock sizes due to lack of processing capacity. In addition, demand for protein could be reduced because consumers may associate human health fears related to COVID-19 of other outbreaks with animal diseases, food, food production or food animals, whether or not it is scientifically valid. Reductions in demand for animal protein resulting from these factors could in turn affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations.

The impact of the COVID-19 pandemic or similar health epidemics is uncertain and subject to change. The pandemic may have significant economic impacts on customers, suppliers and markets. We cannot presently predict with certainty the full scope and severity of any potential disruptions to our business, operating results, cash flows and/or financial condition, but we expect that the resulting adverse impact on our business and financial results could be material.

Perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products.

Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus in the United States, the E.U., China and other countries on the use of antimicrobials in the livestock industry. In the United States, this focus is primarily on the use of medically important antimicrobials, which include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. As defined by the FDA, medically important antimicrobials (“MIAs”) include classes that are prescribed in animal and human health and are listed in the Appendix of GFI 152. Our products that contain virginiamycin, oxytetracycline or neomycin are classified by the FDA as medically important antimicrobials and are included in the GFI 152 list. The FDA announced its intention to further review the GFI 152 list and to review labeling directions of products on the GFI 152 list, which may lead to increased restrictions on the use of these products. In addition to the United States, the World Health Organization (WHO), the E.U., Australia and Canada have promulgated rating lists for antimicrobials that are used in veterinary medicine and that include certain of our products. The classification of our products as MIAs or similar listings may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Rules or regulations adopted by any territory that restrict the use of our products, especially our antibacterial products, which require animals or animal origin products imported into that territory to be produced under the same conditions as are required within the territory could result in a reduction or elimination of the use of our products in countries that export animals or animal origin products to such territories. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations.

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

Our global sales of antibacterials, anticoccidials and other products, including our Mecadox product, were $362 million, $330 million and $322 million for the years ended June 30, 2022, 2021 and 2020, respectively. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or consumer preferences to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.

If the FDA withdraws approval of our Mecadox (carbadox) product, the loss of sales of such product could have a material adverse effect on our business, financial condition and results of operations.

Our Mecadox (carbadox) product has been approved for use in food animals in the United States for over 50 years. Certain regulatory bodies have raised concerns about the possible presence of certain residues of our carbadox product in meat from animals that consume the product. The product was banned for use in the European Union in 1998 and has been banned in several other countries outside the United States.

In April 2016, the FDA began initial steps to withdraw approval of carbadox via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in animal tissues for longer than previously determined. In the years following, Phibro has continued an ongoing process of responding collaboratively and transparently to the FDA’s Center for Veterinary Medicine (“CVM”) inquiries and has provided extensive and meticulous research and data that confirmed the safety of carbadox. In July 2020, the FDA announced it would not proceed to a hearing on the scientific concerns raised in the 2016 NOOH, consistent with the normal regulatory procedure, but instead announced that it was withdrawing the 2016 NOOH and issuing a proposed order to review the regulatory method for carbadox. Phibro reiterated the safety of carbadox and the appropriateness of the regulatory method and offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method.

In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended June 30, 2022, were $21 million.

See also “ — We are subject to product registration and authorization regulations in many of the jurisdictions in which we operate and/or distribute our products, including the United States and member states of the European Union”; and “Business —Compliance with Government Regulations — United States — Carbadox”; and “Business — Compliance with Government Regulations — Global policy and guidance.”

A material portion of our sales are generated by antibacterials and other related products.

Our medicated products business is comprised of a relatively small number of compounds and accounted for approximately 40% of net sales for the years ended June 30, 2022 and 2021. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.

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

In recent years, outbreaks of African Swine Fever, primarily in China, have reduced animal populations and have reduced consumer demand for pork in the affected markets. In the past decade, there has been substantial publicity regarding H1N1, known as North American (or Swine) Influenza and, previously, H5N1, known as Highly Pathogenic Avian Influenza, in the human population. There have also been concerns relating to E. coli in beef and Salmonella in poultry and other food poisoning micro-organisms in meats and other foods. Consumers may associate human health fears with animal diseases, food, food production or food animals whether or not it is scientifically valid, which may have an adverse impact on the demand for animal protein. Occurrences of this type could significantly affect demand for animal protein, which in turn could affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.

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

Our operations, and the activities of our customers, could be disrupted by climate change. The physical impact of climate change may prompt shifts in regulations or consumer preferences which in turn could have negative consequences for our and our customers’ businesses. Climate change may negatively impact our customers’ operations, particularly those in the livestock industry, through climate-related impacts such as increased air and water temperatures, rising water levels and increased incidence of disease in livestock. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels and a rising heat index, any of which could cause negative impacts to our and our customers’ businesses. If such events affect our customers’ businesses, they may purchase fewer of our products, and our revenues may be negatively impacted. Climate driven changes could have a material adverse effect on our financial condition and results of operations.

There has been a broad range of proposed and promulgated state, national and international regulations aimed at reducing the effects of climate change. Such regulations could result in additional costs to maintain compliance and additional income or other taxes. Climate change regulations continue to evolve, and it is not possible to accurately estimate potential future compliance costs.

The testing, manufacturing and marketing of certain of our products are subject to extensive regulation by numerous government authorities in the United States and other countries, including, but not limited to, the FDA.

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

The process of seeking FDA approvals can be costly, time-consuming, and subject to unanticipated and significant delays. There can be no assurance that such approvals will be granted to us on a timely basis, or at all. Any delay in obtaining or any failure to obtain FDA or foreign government approvals or the suspension or revocation of such approvals would adversely affect our ability to introduce and market medicated feed additive products and to generate product revenue. For more information on FDA and foreign government approvals and cGMP issues, see “Business — Compliance with Government Regulation.”

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

Livestock producers may experience increased feed, fuel, transportation and other key costs or may experience decreased animal protein prices or sales, including as a result of the uncertainties and economic downturn relating to the COVID-19 pandemic and the armed conflict between Russia and Ukraine. International sanctions, trade disputes and tariffs could reduce demand for our customers’ products. These trends could cause deterioration in the financial condition of our livestock producer customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock producer customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products.

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

Our products have been approved for use under specific circumstances for, among other things, the prevention, control and/or treatment of certain diseases and conditions in specific species, in some cases subject to certain dosage levels or minimum withdrawal periods prior to the slaughter date. There may be increased risk of product liability if livestock producers or others attempt any extra-label use of our products, including the use of our products in species for which they have not been approved, or at dosage levels or periods prior to withdrawal that have not been approved. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of any of our products for extra-label use, such agency could request that we modify our training or promotional materials and practices and we could be subject to significant fines and penalties. The imposition of such fines and penalties could also affect our reputation and position within the industry. Even if we were not responsible for having promoted the extra-label use, concerns could arise about the safety of the resulting meat in the human food supply. Any of these events could materially adversely affect our financial condition and results of operations.

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

While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials and our third-party contract manufacturers may demand price increases related to increases in the costs of raw materials. In addition, we may be subject to new or increased tariffs on imported raw materials with limited ability to pass those increased costs through to our customers. Although no single raw material accounted for more than 5% of our cost of goods sold for the year ended June 30, 2022, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages or disruptions of such raw materials will not occur and the likelihood of such supply shortages and disruptions has been, and may continue to be, increased due to the COVID-19 pandemic. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.

Our revenues are dependent on the continued operation of our various manufacturing facilities.

Although presently all our manufacturing facilities are considered to be in good condition, the operation of our manufacturing facilities involves many risks which could cause product interruptions, including the breakdown, failure or substandard performance of equipment, construction delays, mislabeling, shortages of materials, labor problems, power outages, political and social instability, the improper installation or operation of equipment, natural disasters, terrorist activities, the outbreak of any highly contagious diseases, such as COVID-19 in humans or African Swine Fever in swine, near our production sites and the need to comply with environmental and other directives of governmental agencies. In addition, regulatory authorities such as the FDA typically require approval and periodic inspection of the manufacturing facilities to confirm compliance with applicable regulatory requirements, and those requirements may be enforced by various means, including seizures and injunctions. Certain of our product lines are manufactured at a single facility, and certain of our product lines are manufactured at a single facility with limited capacity at a second facility, and production would not be easily transferable to another site. The occurrence of material operational problems, including but not limited to the above events, may adversely affect our financial condition and results of operations.

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

Our international operations could be limited or disrupted by any of the following:

●	volatility in the international financial markets;
●	compliance with governmental controls;
●	difficulties enforcing contractual and intellectual property rights;
●	compliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar non-U.S. laws and regulations;
●	compliance with foreign labor laws;
●	compliance with Environmental Laws;
●	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements;
●	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers;
●	political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the recent conflict between Russia and Ukraine;
●	trade restrictions, export controls and sanctions laws and restrictions on direct investments by foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury or an increase in trade restrictions as a result of the COVID-19 pandemic;
●	government limitations on foreign ownership;
●	government takeover or nationalization of business;
●	changes in tax laws and tariffs;
●	changes in the economic, business, competitive and regulatory environment, including changes in the value of foreign currencies relative to the U.S. dollar or high inflation;
●	imposition of anti-dumping and countervailing duties or other trade-related sanctions;
●	costs and difficulties and compliance risks in staffing, managing and monitoring international operations;
●	corruption risk inherent in business arrangements and regulatory contacts with foreign government entities;
●	longer payment cycles and increased exposure to counterparty risk; and
●	additional limitations on transferring personal information between countries or other restrictions on the processing of personal information.

The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability.

In addition, international transactions may involve increased financial and legal risks due to differing legal systems and customs, as well as restrictions and sanctions that may be imposed on one or more persons and/or jurisdictions in which we operate, including those arising from the armed conflict between Russia and Ukraine. Compliance with these requirements may prohibit the import or export of certain products and technologies or may require us to obtain a license before importing or exporting certain products or technology. A failure to comply with any of these laws, regulations or requirements could result in civil or criminal legal proceedings, monetary or non-monetary penalties, or both, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. In addition, variations in the pricing of our products in different jurisdictions may result in the unauthorized importation of our products between jurisdictions. While the impact of these factors is difficult to predict, any of them could materially adversely affect our financial condition and results of operations. Changes in any of these laws, regulations or requirements, or the political environment in a particular country, may affect our ability to engage in business transactions in certain markets, including investment, procurement and repatriation of earnings.

We are subject to product registration and authorization regulations in many of the jurisdictions in which we operate and/or distribute our products, including the United States and member states of the European Union.

We are subject to regulations related to testing, manufacturing, labeling, registration and safety analysis in order to lawfully distribute many of our products, including for example, in the United States, the federal Toxic Substances Control Act and the Federal Insecticide, Fungicide, and Rodenticide Act, and in the European Union, the Regulation on REACH. We are also subject to similar requirements in many of the other jurisdictions in which we operate and/or distribute our products. In some cases, such registrations are subject to periodic review by relevant authorities. Such regulations may lead to governmental restrictions or cancellations of, or refusal to issue, certain registrations or authorizations, or cause us or our customers to make product substitutions in the future. Such regulations may also lead to increased third party scrutiny and personal injury or product liability claims. Compliance with these regulations can be difficult, costly and time consuming and liabilities or costs relating to such regulations could have a material adverse effect on our business, financial condition and results of operations.

We have significant assets located outside the United States and a significant portion of our sales and earnings is attributable to operations conducted abroad that may be adversely affected by foreign currency exchange rate fluctuations and other inherent risks.

As of June 30, 2022, we had manufacturing and direct sales operations in 23 countries and sold our products in over 80 countries. Our operations outside the United States accounted for 56% and 53% of our consolidated assets as of June 30, 2022 and 2021, respectively, and 40% of our consolidated net sales for each of the years ended June 30, 2022 and 2021. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.

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

Our Israeli manufacturing facilities and local operations accounted for 28% and 30% of our consolidated assets, as of June 30, 2022 and 2021, and 19% and 22% of our consolidated net sales for the years ended June 30, 2022 and 2021, respectively. We maintain manufacturing facilities in Israel, which manufacture:

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

Our Brazilian manufacturing facilities and local operations accounted for 12% and 10% of our consolidated assets, as of June 30, 2022 and 2021, respectively, and 15% and 16% of our consolidated net sales for the years ended June 30, 2022 and 2021, respectively. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin, salinomycin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb, Kamoran ®, and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.

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

As of June 30, 2022, approximately 250 of our Israeli employees and 460 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.

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

Given the nature of our current and former operations, particularly at our chemical manufacturing sites, we have incurred, are currently incurring and may in the future incur liabilities under CERCLA, or under other federal, state, local and foreign Environmental Laws related to releases of or contamination by hazardous substances, with respect to our current or former sites, adjacent or nearby third-party sites, or offsite disposal locations. See “Business — Environmental, Health and Safety.” Certain Environmental Laws, including CERCLA, can impose strict, joint, several and retroactive liability for the cost of investigation and cleanup of contaminated sites on owners and operators of such sites, as well as on persons who dispose of or arrange for disposal of hazardous substances at such sites. Accordingly, we could incur liability, whether as a result of government enforcement or private claims, for known or unknown liabilities at, or caused by migration from or hazardous waste transported from, any of our current or former facilities or properties, including those owned or operated by predecessors or third parties. See “Business — Environmental, Health and Safety.” Such liability could have a material adverse effect on our business, financial condition and results of operations.

The nature of our current and former operations also exposes us to the risk of claims under Environmental Laws. We could be subject to claims by environmental regulatory authorities, individuals and other third parties seeking damages for alleged personal injury, property damage and damages to natural resources resulting from hazardous substance contamination or human exposure caused by our operations, facilities or products, and there can be no assurance that material costs and liabilities will not be incurred in connection with any such claims. Our insurance may not be sufficient to cover any of these exposures, product, injury or damage claims.

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

In addition to pollution and other environmental risks, we are subject to risks inherent in the animal health, mineral nutrition and performance products industries, such as explosions, fires, spills or releases. Any significant interruption of operations at our principal facilities could have a material adverse effect on us. We maintain general liability insurance, pollution legal liability insurance and property and business interruption insurance with coverage limits that we believe are adequate. Because of the nature of industry hazards, it is possible that liabilities for pollution and other damages arising from a major occurrence may not be covered by our insurance policies or could exceed insurance coverages or policy limits or that such insurance may not be available at reasonable rates in the future. Any such liabilities, which could arise due to injury or loss of life, severe damage to and destruction of property and equipment, pollution or other environmental damage or suspension of operations, could have a material adverse effect on our business.

Adverse U.S. and international economic and market conditions may adversely affect our product sales and business.

Current U.S. and international economic and market conditions are uncertain. The COVID-19 pandemic has adversely affected international economic conditions and financial markets, and have led to an economic downturn in many countries in which we operate. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including as a result of the COVID-19 pandemic and other challenges faced in the credit markets and financial services industry.

Economic, business, political and financial disruptions from the armed conflict between Russia and Ukraine and the imposition of sanctions and business disruptions as well as inflation, could also have a material adverse effect on our operating results, financial condition, and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. Customers may seek lower price alternatives to our products if they are negatively impacted by poor economic conditions. Furthermore, our exposure to credit and collectability risk and cybersecurity risk is higher in certain international markets and as a result of the crisis resulting from the armed conflict between Russia and Ukraine, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and we have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurance that such procedures and measures will effectively limit such risks and avoid losses.

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

Our future success depends on both our existing product portfolio, including our ability to obtain cross-clearances enabling the use of our medicated products in conjunction with other products, approval for use of our products with new species, approval for new claims for our products, approval of our products in new markets and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. The majority of our R&D programs focus on product lifecycle development, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations. We commit substantial effort, funds and other resources to expanding our product approvals and R&D, both through our own dedicated resources and through collaborations with third parties.

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

Patent law changes in the United States and other countries may also weaken our ability to enforce our patent rights or make such enforcement financially unattractive. Any such changes could result in increased costs to protect our intellectual property or limit our ability to obtain and maintain patent protection for our products in these jurisdictions.

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

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws or trade control laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, financial condition and results of operations.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations (collectively, the “Trade Control laws”).

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

Increased or decreased inventory levels at our channel distributors can lead to fluctuations in our revenues and variations in payment terms extended to our distributors can impact our cash flows.

In addition to selling our products directly to customers, we also sell to distributors who, in turn, sell our products to third parties. Inventory levels at our distributors may increase or decrease as a result of various factors, including end customer demand, new customer contracts, the influence of competition, political and socio-economic climate, contractual obligations related to minimum inventory levels, changing perceptions, including those of alternative products, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, armed conflicts, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics and procedures and environmental factors beyond our control, including weather conditions or an outbreak of infectious disease such as COVID-19 or diseases carried by farm animals such as African Swine fever. These increases and decreases can lead to variations in our quarterly and annual revenues.

In addition, we have policies that govern the payment terms that we extend to our customers. From time to time, our distributors have requested exceptions to the payment term policies that we extend to them for various reasons, including consolidation amongst our distributors, changes in the buying patterns of end customers, as well as the perception of our distributors regarding the need to maintain certain inventory levels to avoid supply disruptions. Extensions of anticipated customer payment terms can impact our cash flows, liquidity and results of operations.

We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations under our indebtedness. Restrictions imposed by our outstanding indebtedness, including the restrictions contained in our 2021 Credit Facilities, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

As of June 30, 2022, we had $288.8 million of outstanding indebtedness under our Term A loan (reflects the principal amount), $145.0 million of outstanding borrowings under our revolving credit facility (the “2021 Revolver,” and together with the Term A loan, the “2021 Credit Facilities”) and $2.5 million of outstanding letters of credit. Subject to restrictions in our 2021 Credit Facilities, we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.

Our substantial debt may have important consequences. For instance, it could:

●	make it more difficult for us to satisfy our financial obligations, including those relating to the 2021 Credit Facilities;
●	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures and acquisitions;
●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
●	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

The terms of the 2021 Credit Facilities contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. As a result of these covenants and restrictions, we will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with the covenants in any of our debt instruments in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the impact of the COVID-19 pandemic and the armed conflict between Russia and Ukraine, and the related economic downturn on the debt markets. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

Mr. Bendheim and his family and affiliates may choose to dispose of part or all of their stakes in us and/or may cease to exercise the current level of control they have over the appointment and removal of members of our Board. Any such changes may trigger a “change of control” event that could result in us being forced to repay the 2021 Credit Facilities or lead to the termination of a significant contract to which we are a party. If any such event occurs, this may negatively affect our financial condition and operating results. In addition, we may not have sufficient funds to finance repayment of any of such indebtedness upon any such “change in control.”

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

Under generally accepted accounting principles in the United States (“GAAP”), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2022, we had goodwill of $53.2 million and identifiable intangible assets, less accumulated amortization, of $63.9 million. Identifiable intangible assets consist primarily of developed technology rights and patents, customer relationships, distribution agreements and trade names and trademarks.

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

The protection of customer, employee and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws could damage our reputation and result in lost sales, fines and lawsuits. Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Any actual or perceived access, disclosure or other loss of information or any significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws or contractual obligations with customers, vendors, payment processors and other third parties, could result in legal claims or proceedings, liability under laws or contracts that protect the privacy of personal information, regulatory penalties, disruption of our operations and damage to our reputation, all of which could materially adversely affect our business, revenue and competitive position.

We may be subject to information technology system failures, network disruptions and breaches in data security.

We are increasingly dependent upon information technology systems and infrastructure to conduct critical operations and generally operate our business, which includes using information technology systems to process, transmit and store electronic information in our day-to-day operations, including customer, employee and company data. The COVID-19 pandemic and related quarantines, shelter-in-place and “social distancing” requirements, travel restrictions and other similar government orders, have resulted in a substantial portion of our employees working remotely and have increased our dependence on tools that facilitate employees working from home and gaining remote access to our information technology systems. As a result, any disruption to our information technology systems, our industrial machinery, software used in our manufacturing facilities, firmware or software embedded in our equipment or machinery, including from cyber incidents, could have a material adverse effect on our business. The increased use of these tools could also make our information technology systems more vulnerable to breaches of data security and cybersecurity attacks. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. We also store certain information with third parties. Our information systems and those of our third-party vendors are subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber, phishing or ransomware attacks and also are vulnerable to an increasing threat of continually evolving cybersecurity risks and external hazards. Disruption, degradation, or manipulation of these systems and infrastructure through intentional or accidental means could impact key business processes. Cyber-attacks against the Company’s systems and infrastructure could result in exposure of confidential information, the modification of critical data and/or the failure of critical operations. Likewise, improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, lost or stolen. Such attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. Although the aggregate impact on the Company’s operations and financial condition has not been material to date, the Company has been the target of events of this nature and expects them to continue as cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats.

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

As of August 19, 2022, BFI Co., LLC (“BFI”) beneficially owns 59,480 shares of our Class A common stock and 20,166,034 shares of our Class B common stock, which together represent approximately 90.9% of the combined voting power of all classes of our outstanding common stock. As of August 19, 2022, our other stockholders, collectively own interests representing approximately 9.1% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.

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

The market price of our Class A common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “— Risk Factors Relating to Our Business” and the following:

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. The recent COVID-19 pandemic has contributed to significant volatility in stock and financial markets in the United States and globally. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.

As of August 19, 2022, approximately 90.9% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 19, 2022, we had 20,337,574 shares of Class A common stock and 20,166,034 shares of Class B common stock outstanding.

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

We have a paid a quarterly dividend since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of $0.12 per share on our Class A common stock and Class B common stock that is payable September 28, 2022. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions and our ability to obtain funds from our subsidiaries to meet our obligations. Our 2021 Credit Facilities permit us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the 2021 Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.

General Risk Factors

We face competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have.

Many of our products face competition from alternative or substitute products. We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Some competitors have greater financial, R&D, production and other resources than we have. Some of our principal competitors include Boehringer Ingelheim International GmbH, Ceva Santé Animale, Elanco Animal Health Incorporated, Huvepharma Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Southeastern Minerals, Inc. and Zoetis Inc. To the extent these companies or new entrants offer comparable animal health, mineral nutrition or performance products at lower prices, our business could be adversely affected. New entrants could substantially reduce our market share or render our products obsolete. Furthermore, many of our competitors have relationships with key distributors and, because of their size, have the ability to offer attractive pricing incentives, which may negatively impact or hinder our relationships with these distributors.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and a statement that our auditors have issued an attestation report on the effectiveness of our internal controls. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. We have had material weaknesses in our internal controls over financial reporting in prior years, including three material weaknesses identified for the year ended June 30, 2020. While we have remediated such material weaknesses identified in prior years, we cannot provide any assurance we will not identify material weaknesses in the future. If we suffer deficiencies or material weaknesses in our internal controls, we may be unable to report financial information in a timely and accurate manner and it could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial reporting, negatively affect the trading price of our common stock and could cause a default under the agreements governing our indebtedness. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table lists our material properties:

		Owned/	Approx. sq.
Business Segment(s)	Location	Leased	Footage	Purpose(s)
Animal Health	Buenos Aires, Argentina	Owned	43,000	Manufacturing and Administrative
Animal Health	Braganca Paulista, Brazil	Owned	50,000	Manufacturing and Administrative
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Heliópolis, Brazil	Owned	15,000	Manufacturing and Administrative
Animal Health	Sligo, Ireland	Owned	45,000	Manufacturing
Animal Health	Beit Shemesh, Israel	Owned/ land lease	79,000	Manufacturing and Research
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health	Sarasota, Florida	Leased	93,000	Manufacturing, Sales, Research and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	St. Paul, Minnesota	Leased	5,000	Research
Animal Health	Omaha, Nebraska	Owned	43,000	Manufacturing, Sales and Research
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is traded on Nasdaq under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2022, there were 20,337,574 shares of Class A common stock outstanding.

During the fiscal year ended June 30, 2022, we did not sell any unregistered securities nor did we purchase any of our equity securities.

Holders of Record

As of August 19, 2022, there were 20,337,574 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 19, 2022, there were 20,166,034 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2022 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management.

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

The following graph shows a comparison from June 30, 2017 through June 30, 2022, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, the Russell 2000 Index and the S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on June 30, 2017, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

..

300
250
200
150
100
50
0
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/29/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
PAHC
S&P 500
Nasdaq Comp
Russell 2000
S&P Pharma

Item 6. (Reserved)

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

Overview of our business

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. Our products help prevent, control and treat diseases, and support nutrition to help improve animal health and well-being. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We sell approximately 780 product lines in over 80 countries to approximately 3,790 customers.

Factors affecting our performance

Armed Conflict between Russia and Ukraine

In response to the armed conflict between Russia and Ukraine that began in February 2022, we and our employees have provided support to Ukraine in the form of monetary donations, free product and humanitarian services. Our limited intent for the Russian market is to continue to provide medicines and vaccines, and related regulatory and technical support, to help existing customers combat disease challenges in the production of food animals on their farms. We have no production or direct distribution operations and no planned investments in Russia.

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business is uncertain at the current time due to the fluid nature of the conflict. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our annual sales to Russia and Ukraine represent approximately 1% of consolidated net sales.

We cannot know if the conflict could escalate and result in broader economic and security concerns that could adversely affect our business, financial condition, or results of operations.

Effects of the COVID-19 pandemic

The global food and animal production industry has experienced demand disruption, production impacts, price volatility and currency volatility in international markets due to the COVID-19 pandemic. The situation surrounding the COVID-19 pandemic remains fluid. We are unable to predict the future impact of COVID-19 on the economies where we manufacture and/or sell our products. We continue to evaluate the nature and extent of the effects of COVID-19 on our business, consolidated results of operations, financial condition and liquidity. For additional considerations and risks associated with COVID-19 on our business, please refer to Item 1A. “Risk Factors.”

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

In April 2016, the FDA began initial steps to withdraw approval of carbadox (the active ingredient in our Mecadox product) via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in animal tissues for longer than previously determined. In the years following, Phibro has continued an ongoing process of responding collaboratively and transparently to the FDA’s Center for Veterinary Medicine (“CVM”) inquiries and has provided extensive and meticulous research and data that confirmed the safety of carbadox. In July 2020, the FDA announced it would not proceed to a hearing on the scientific concerns raised in the 2016 NOOH, consistent with the normal regulatory procedure, but instead announced that it was withdrawing the 2016 NOOH and issuing a proposed order to review the regulatory method for carbadox. Phibro reiterated the safety of carbadox and the appropriateness of the regulatory method and offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method.

In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended June 30, 2022, were $21 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

See also “Business —  Compliance with Government Regulations  — United States — Carbadox”; and “Business — Compliance with Government Regulations — Global policy and guidance.”

Our global sales of antibacterials, anticoccidials and other products were $361 million, $330 million and $322 million for the years ended June 30, 2022, 2021 and 2020, respectively.

Competition

The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include specialty animal health businesses and the animal health businesses of large pharmaceutical companies. In addition to competition from established participants, there could be new entrants to the animal health medicines and vaccines industry in the future. Principal methods of competition vary depending on the region, species, product category or individual products, including reliability, reputation, quality, price, service and promotion to veterinary professionals and livestock producers.

Foreign exchange

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the year ended June 30, 2022, we generated approximately 40% of our revenues from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. For the year ended June 30, 2022, our expenses were not significantly affected by currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.

Climate

Adverse weather events and natural disasters may interfere with and negatively impact operations at our manufacturing sites, research and development facilities and offices, which could have a material adverse effect on our financial condition and results of operations, especially if the impact of an event or disaster is frequent or prolonged.

Our operations, and the activities of our customers, could be disrupted by climate change. The physical changes caused by climate change may prompt changes in regulations or consumer preferences which in turn could have negative consequences for our and our customers’ businesses. Climate change may negatively impact our customers’ operations, particularly those in the livestock industry, through climate-related impacts such as increased air and water temperatures, rising water levels and increased incidence of disease in livestock. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels and a rising heat index, any of which could cause negative impacts to our and our customers’ businesses. If such events affect our customers’ businesses, they may purchase fewer of our products, and our revenues may be negatively impacted. Climate driven changes could have a material adverse effect on our financial condition and results of operations.

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

Our current strategic initiatives include several projects. We are working to develop a vaccine for African Swine Fever, a virulent disease that is highly lethal in swine. We have also developed pHi-Tech, a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information. We continue to invest in a vaccine production facility in Sligo, Ireland to manufacture poultry vaccines, with our first commercial sale of product realized in February 2022, and longer-term expectations to add swine and cattle vaccines. We are developing microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. We are also building a vaccine production facility in Guarulhos, Brazil to manufacture and market autogenous vaccines against animal diseases for swine, poultry and aquaculture. We continue to build our companion animal business and pipeline. Our Rejensa joint supplement for dogs continues to gain customer acceptance. Our companion animal development pipeline includes an early-stage atopic dermatitis compound, a novel Lyme vaccine delivery system product, two early-stage oral care compounds, and we entered into an agreement with Rejuvenate Bio, Inc. to collaborate on the development and commercialization of a gene therapy for MVD in canines.

Analysis of the consolidated statements of operations

Summary Results of Operations

				Change
For the Year Ended June 30	2022	2021	2020	2022 / 2021		2021/ 2020

	(in thousands, except per share amounts and percentages)
Net sales	$942,261	$833,350	$800,354	$108,911	13%	$32,996	4%
Gross profit	285,400	271,377	256,882	14,023	5%	14,495	6%
Selling, general and administrative expenses	206,414	196,509	187,688	9,905	5%	8,821	5%
Operating income	78,986	74,868	69,194	4,118	6%	5,674	8%
Interest expense, net	11,875	12,880	12,856	(1,005)	(8)%	24	0%
Foreign currency (gains), net	(5,216)	(4,480)	826	(736)	*	(5,306)	*
Income before income taxes	72,327	66,468	55,512	5,859	9%	10,956	20%
Provision for income taxes	23,152	12,083	21,960	11,069	92%	(9,877)	(45)%
Net income	$49,175	$54,385	$33,552	$(5,210)	(10)%	$20,833	62%

Net income per share
Basic	$1.21	$1.34	$0.83	$(0.13)		$0.51
Diluted	$1.21	$1.34	$0.83	$(0.13)		$0.51

Weighted average number of shares outstanding
Basic	40,504	40,473	40,454
Diluted	40,504	40,504	40,504

Ratio to net sales
Gross profit	30.3%	32.6%	32.1%
Selling, general and administrative expenses	21.9%	23.6%	23.5%
Operating income	8.4%	9.0%	8.6%
Income before income taxes	7.7%	8.0%	6.9%
Net income	5.2%	6.5%	4.2%
Effective tax rate	32.0%	18.2%	39.6%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

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

Segment net sales and Adjusted EBITDA:

				Change
For the Year Ended June 30	2022	2021	2020	2022 / 2021		2021 / 2020

Net sales	(in thousands)
MFAs and other	$361,538	$330,017	$322,300	$31,521	10%	$7,717	2%
Nutritional specialties	157,196	142,760	129,264	14,436	10%	13,496	10%
Vaccines	88,321	72,939	75,340	15,382	21%	(2,401)	(3)%
Animal Health	607,055	545,716	526,904	61,339	11%	18,812	4%
Mineral Nutrition	259,512	220,560	214,412	38,952	18%	6,148	3%
Performance Products	75,694	67,074	59,038	8,620	13%	8,036	14%
Total	$942,261	$833,350	$800,354	$108,911	13%	$32,996	4%

Adjusted EBITDA
Animal Health	$124,106	$123,953	$123,106	$153	0%	$847	1%
Mineral Nutrition	24,038	17,116	14,678	6,922	40%	2,438	17%
Performance Products	8,706	9,437	4,534	(731)	(8)%	4,903	108%
Corporate	(45,767)	(42,624)	(40,178)	(3,143)	7%	(2,446)	6%
Total	$111,083	$107,882	$102,140	$3,201	3%	$5,742	6%

Adjusted EBITDA ratio to segment net sales
Animal Health	20.4%	22.7%	23.4%
Mineral Nutrition	9.3%	7.8%	6.8%
Performance Products	11.5%	14.1%	7.7%
Corporate(1)	(4.9)%	(5.1)%	(5.0)%
Total(1)	11.8%	12.9%	12.8%
(1)	Reflects ratio to total net sales.

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

				Change
For the Year Ended June 30	2022	2021	2020	2022/ 2021		2021/ 2020

	(in thousands)
Net income	$49,175	$54,385	$33,552	$(5,210)	(10)%	$20,833	62%
Interest expense, net	11,875	12,880	12,856	(1,005)	(8)%	24	0%
Provision for income taxes	23,152	12,083	21,960	11,069	92%	(9,877)	(45)%
Depreciation and amortization	32,705	31,885	32,341	820	3%	(456)	(1)%
EBITDA	116,907	111,233	100,709	5,674	5%	10,524	10%
Gain on sale of investment	(1,203)	—	—	(1,203)	*	—	*
Acquisition-related cost of goods sold	316	—	280	316	*	(280)	*
Acquisition-related transaction costs	279	—	462	279	*	(462)	*
Acquisition-related other, net (1)	—	—	(2,821)	—	*	2,821	*
Stock-based compensation	—	1,129	2,259	(1,129)	*	(1,130)	*
Restructuring costs	—	—	425	—	*	(425)	*
Foreign currency (gains) losses, net	(5,216)	(4,480)	826	(736)	*	(5,306)	*
Adjusted EBITDA	$111,083	$107,882	$102,140	$3,201	3%	$5,742	6%

(1) Acquisition-related other, net was primarily a result of a reduction to acquisition-related contingent consideration.

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Comparison of the years ended June 30, 2022 and 2021

Net sales

Net sales of $942.3 million for the year ended June 30, 2022, increased $108.9 million, or 13%, as compared to the year ended June 30, 2021. Animal Health, Mineral Nutrition and Performance Products increased $61.3 million, $39.0 million and $8.6 million, respectively.

Animal Health

Net sales of $607.1 million for the year ended June 30, 2022, increased $61.3 million, or 11%. Net sales of MFAs and other increased $31.5 million, or 10%, due to increased demand for our MFAs, particularly in the Latin America and Canada regions, and for processing aids used in the ethanol fermentation industry, and due to higher average selling prices. Net sales of nutritional specialty products grew $14.4 million, or 10%, due to domestic demand for dairy products, international growth and volume growth in our companion animal product. Net sales of vaccines increased $15.4 million, or 21%, with increased demand in most regions.

Mineral Nutrition

Net sales of $259.5 million for the year ended June 30, 2022, increased $39.0 million, or 18%, primarily driven by higher average selling prices. The increase in average selling prices is correlated with the movement of the underlying raw material costs.

Performance Products

Net sales of $75.7 million for the year ended June 30, 2022, increased $8.6 million, or 13%, as a result of higher volumes of ingredients for personal care products and increases in average-selling prices of copper-based products.

Gross profit

Gross profit of $285.4 million for the year ended June 30, 2022, increased $14.0 million, or 5%, as compared to the year ended June 30, 2021. Gross margin decreased 230 basis points to 30.3% of net sales for the year ended June 30,

2022, as compared to 32.6% for the year ended June 30, 2021. The year ended June 30, 2022, included $0.3 million of acquisition-related cost of goods sold.

Animal Health gross profit increased $7.9 million due to increased sales, partially offset by increases in material costs. Mineral Nutrition gross profit increased $7.3 million, driven by increases in average selling prices, partially offset by increases in raw material costs. Performance Products gross profit decreased $0.8 million, driven by higher raw material and production costs. Acquisition-related cost of goods sold reduced gross profit by $0.3 million.

Selling, general and administrative expenses

SG&A expenses of $206.4 million for the year ended June 30, 2022, increased $9.9 million, or 5%, as compared to the year ended June 30, 2021. SG&A for the year ended June 30, 2022, included a $1.2 million gain on sale of investment and $0.3 million of acquisition-related transaction costs. SG&A for the year ended June 30, 2021, included $1.1 million of stock-based compensation. Excluding these items, SG&A increased $12.2 million, or 6%.

Animal Health SG&A increased $8.7 million, primarily due to increases in employee and related costs, marketing, product development and travel. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Corporate expenses increased $3.1 million, driven by investments in strategic initiatives. The gain on sale of investment, acquisition-related transaction costs and stock-based compensation accounted for a $2.1 million decrease in SG&A.

Interest expense, net

Interest expense, net of $11.9 million for the year ended June 30, 2022, decreased by $1.0 million as compared to the year ended June 30, 2021. Interest expense for the year ended June 30, 2021, included $1.0 million of expense related to the April 2021 refinancing.

Foreign currency (gains) losses, net

Foreign currency gains, net for the year ended June 30, 2022, were $5.2 million, as compared to net gains of $4.5 million for the year ended June 30, 2021. Foreign currency gains, net primarily arose from intercompany balances, driven by the movement of the Brazilian and Turkish currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $23.2 million and $12.1 million for the years ended June 30, 2022 and 2021, respectively. The effective income tax rate was 32.0% and 18.2% for the years ended June 30, 2022 and 2021, respectively. Our effective income tax rate has varied from period to period and from the federal statutory rate, due to the mix of income in the various jurisdictions where we have operations, changes in tax rates from period to period and the effects of certain other items. The provision for income taxes during the year ended June 30, 2022, included (i) a $2.6 million benefit from the reversal of uncertain tax positions related to settlements and the lapse of statute of limitations of prior years, (ii) a $4.1 million expense related to increases to reserves for uncertain tax positions due to the complex nature of tax law in various jurisdictions and related interpretations of tax law, (iii) a $1.0 million benefit from the release of a valuation allowance, and (iv) a $0.3 million expense related to a detailed analysis of various other items. The effective income tax rate, without these items, would have been 30.9% for the year ended June 30, 2022.

Net income

Net income of $49.2 million for the year ended June 30, 2022, decreased $5.2 million, as compared to net income of $54.4 million for the year ended June 30, 2021. The decrease was a result of a $11.1 million increase in the provision for income taxes and increased SG&A costs of $9.9 million. These decreases were partially offset by higher operating income of $4.1 million, lower interest expense, net, of $1.0 million and increased foreign currency gains of $0.7 million. SG&A costs increased due to employee and related costs, marketing, product development, travel and incremental investments relating to strategic initiatives.

Adjusted EBITDA

Adjusted EBITDA of $111.1 million for the year ended June 30, 2022, increased $3.2 million, or 3%, as compared to the year ended June 30, 2021. Animal Health Adjusted EBITDA increased $0.2 million, driven by higher gross profit, mostly offset by higher SG&A expenses. Mineral Nutrition Adjusted EBITDA increased $6.9 million driven by increases in average selling prices, partially offset by increases in raw material costs. Performance Products Adjusted EBITDA decreased by $0.7 million, or 8%, due to higher raw material and production costs. Corporate expenses increased $3.1 million because of incremental investments relating to strategic initiatives.

Comparison of the years ended June 30, 2021 and 2020

For a comparison of our results of operations for the years ended June 30, 2021 and 2020, and an analysis of our financial condition, liquidity and capital resources for the year ended June 30, 2021, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 25, 2021.

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

				Change
For the Year Ended June 30	2022	2021	2020	2022/ 2021	2021/ 2020

	(in thousands)
Cash provided (used) by:
Operating activities	$31,649	$48,306	$59,348	$(16,657)	$(11,042)
Investing activities	(22,582)	(18,580)	(120,390)	(4,002)	101,810
Financing activities	16,343	(16,995)	40,936	33,338	(57,931)
Effect of exchange-rate changes on cash and cash equivalents	(1,374)	1,138	(1,124)	(2,512)	2,262
Net increase in cash and cash equivalents	$24,036	$13,869	$(21,230)	$10,167	$35,099

Net cash provided by operating activities was comprised of:

				Change
For the Year Ended June 30	2022	2021	2020	2022 / 2021	2021 / 2020

	(in thousands)
EBITDA	$111,083	$111,233	$100,709	$(150)	$10,524
Adjustments:
Gain on sale of investment	(1,203)	—	—	(1,203)	—
Acquisition-related cost of goods sold	316	—	280	316	(280)
Acquisition-related transaction costs	279	—	462	279	(462)
Acquisition-related other, net	—	—	(2,821)	—	2,821
Stock-based compensation	—	1,129	2,259	(1,129)	(1,130)
Restructuring costs	—	—	425	—	(425)
Foreign currency (gains), net	(5,216)	(4,480)	826	(736)	(5,306)
Interest paid, net	(11,159)	(10,808)	(11,577)	(351)	769
Income taxes paid	(17,854)	(19,395)	(20,866)	1,541	1,471
Changes in operating assets and liabilities and other items	(44,597)	(29,373)	(10,349)	(15,224)	(19,024)
Net cash provided by operating activities	$31,649	$48,306	$59,348	$(16,657)	$(11,042)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $31.6 million of net cash for the year ended June 30, 2022. Net cash provided by operating activities was driven by strong business performance, resulting in cash provided by net income and non-cash items, including depreciation and amortization, of $76.3 million, offset by cash used in the ordinary course of business for changes in operating assets and liabilities of $44.6 million. Changes in operating assets and liabilities included $23.6 million of cash used to fund a build of accounts receivable correlated with strong growth in net sales, particularly in the fourth quarter, $47.0 million of cash used to replenish inventory levels during a period when inflation was driving higher costs of material and labor, offset by $26.4 million of cash provided by accounts payable related to the timing of payments to suppliers, with the remaining $0.4 million of cash used to fund changes in other current assets, other assets and accrued expenses and other liabilities.

Operating activities provided $48.3 million of net cash for the year ended June 30, 2021. Profitable business performance resulted in cash provided by net income and non-cash items, including depreciation and amortization, of $78.2 million. Cash used in the ordinary course of business for changes in operating assets and liabilities was $29.9 million. Accounts receivable used $18.2 million of cash due to increased sales and timing of collections. Cash used for inventory was $12.5 million, primarily due to forecasted future demand and internal production schedules. For certain products, we are maintaining safety stocks to mitigate potential disruptions in production. Other current assets and other assets used $1.6 million and $1.9 million of cash, respectively. Accounts payable provided $3.2 million of cash due to timing of payments. Accrued expenses and other liabilities provided cash of $1.2 million due to timing of payments for employee-related liabilities.

Investing activities

Investing activities used $22.6 million of net cash for the year ended June 30, 2022. Capital expenditures were $37.0 million as we continued to invest in expanding production capacity and productivity improvements. Net proceeds from maturities of short-term investments were $26.0 million. We used $13.5 million for the acquisition of a business in Brazil, which develops, manufacturers and markets processing aids used in the ethanol industry. Other investing activities provided $2.0 million of cash.

Investing activities used $18.6 million of net cash for the year ended June 30, 2021. Capital expenditures were $29.3 million as we continued to invest in expanding production capacity and productivity improvements. Net proceeds from maturities of short-term investments were $12.0 million. Other investing activities used $1.3 million of cash.

Financing activities

Financing activities provided $16.3 million of net cash for the year ended June 30, 2022. Net borrowings on our 2021 Revolver provided $50.0 million. We paid $19.4 million in dividends to holders of our Class A and Class B common stock. We paid $9.4 million in scheduled debt maturities. We paid $4.8 million for acquisition-related contingent consideration.

Financing activities used $17.0 million of net cash for the year ended June 30, 2021. We used proceeds from the April 2021 refinancing to pay all outstanding term loan and revolving credit balances under the 2017 Credit Facilities. We paid $2.9 million in debt issuance costs relating to the refinancing. We paid $19.4 million in dividends to holders of our Class A and Class B common stock.

Liquidity and capital resources

We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the 2021 Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2021 Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including those caused by COVID-19. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest. Certain relevant measures of our liquidity and capital resources follow:

				Change
As of June 30	2022	2021	2020	2022 / 2021	2021 / 2020

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$91,248	$93,212	$91,343	$(1,964)	$1,869
Working capital	299,152	250,956	222,006	48,196	28,950
Ratio of current assets to current liabilities	2.70:1	2.62:1	2.60:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

At June 30, 2022, we had $145.0 million in outstanding borrowings under the 2021 Revolver. We had outstanding letters of credit and other commitments of $2.5 million, leaving $102.5 million available for borrowings and letters of credit, subject to restriction in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on September 28, 2022. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

We do not expect to contribute to the domestic pension plan during 2023, based on the funded status at June 30, 2022.

At June 30, 2022, our cash and cash equivalents and short-term investments included $88.5 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

Our contractual obligations include maturities under the 2021 Credit Facilities, including future interest accruals, operating lease commitments, and certain purchase obligations. See “Notes to Consolidated Financial Statements – Debt, Leases, and Commitment and Contingencies.”

Analysis of the consolidated balance sheets

				Change
As of June 30	2022	2021	2020	2022 / 2021	2021 / 2020

	(in thousands)
Accounts receivable - trade	$166,537	$146,852	$126,522	$19,685	$20,330
DSO	59	60	61

Payment terms outside the U.S. are typically longer than in the United States. We regularly monitor our accounts receivable for collectability, particularly in countries where economic conditions remain uncertain. We believe that our reserve for credit losses is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment. We calculate DSO based on a 360-day year and compare accounts receivable with sales for the quarter ending at the balance sheet date.

				Change
As of June 30	2022	2021	2020	2022 / 2021	2021 / 2020

	(in thousands)
Inventories	$259,158	$216,312	$196,659	$42,846	$19,653

Inventory increased by $42.8 million in 2022, primarily due to higher raw material and production costs.

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

Selected Quarterly Financial Data (Unaudited)

To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2022 and 2021. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2021	2021	2022	2022	2022

	(in thousands)
Net sales
MFAs and other	$83,758	$91,724	$84,330	$101,726	$361,538
Nutritional Specialties	35,997	37,330	41,394	42,475	157,196
Vaccines	21,249	21,873	22,865	22,334	88,321
Animal Health	$141,004	$150,927	$148,589	$166,535	$607,055
Mineral Nutrition	54,432	66,655	69,033	69,392	259,512
Performance Products	19,229	15,130	21,997	19,338	75,694
Total net sales	214,665	232,712	239,619	255,265	942,261
Cost of goods sold	149,987	162,040	167,993	176,841	656,861
Gross profit	64,678	70,672	71,626	78,424	285,400
Selling, general and administrative expenses	50,066	48,378	52,432	55,538	206,414
Operating income	14,612	22,294	19,194	22,886	78,986
Interest expense, net	2,889	2,953	2,925	3,108	11,875
Foreign currency (gains) losses, net	2,128	(4,189)	(10,564)	7,409	(5,216)
Income before income taxes	9,595	23,530	26,833	12,369	72,327
Provision for income taxes	3,061	6,065	9,144	4,882	23,152
Net income	$6,534	$17,465	$17,689	$7,487	$49,175
Net income per share
basic	$0.16	$0.43	$0.44	$0.18	$1.21
diluted	$0.16	$0.43	$0.44	$0.18	$1.21
Adjusted EBITDA
Animal Health	$27,637	$33,696	$29,232	$33,541	$124,106
Mineral Nutrition	4,533	5,525	7,303	6,677	24,038
Performance Products	2,138	1,324	2,865	2,379	8,706
Corporate	(11,842)	(11,453)	(11,404)	(11,068)	(45,767)
Adjusted EBITDA	$22,466	$29,092	$27,996	$31,529	$111,083
Reconciliation of net income to Adjusted EBITDA
Net income	$6,534	$17,465	$17,689	$7,487	$49,175
Interest expense, net	2,889	2,953	2,925	3,108	11,875
Provision for income taxes	3,061	6,065	9,144	4,882	23,152
Depreciation and amortization	7,854	8,001	8,445	8,405	32,705
EBITDA	20,338	34,484	38,203	23,882	116,907
Acquisition-related cost of goods sold	—	—	78	238	316
Acquisition-related transaction costs	—	—	279	—	279
Gain on sale of investment	—	(1,203)	—	—	(1,203)
Foreign currency (gains) losses, net	2,128	(4,189)	(10,564)	7,409	(5,216)
Adjusted EBITDA	$22,466	$29,092	$27,996	$31,529	$111,083

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2020	2020	2021	2021	2021

	(in thousands)
Net sales
MFAs and other	$78,703	$81,577	$78,530	$91,207	$330,017
Nutritional Specialties	32,600	36,394	36,978	36,788	142,760
Vaccines	17,066	18,267	18,872	18,734	72,939
Animal Health	$128,369	$136,238	$134,380	$146,729	$545,716
Mineral Nutrition	51,440	54,157	58,153	56,810	220,560
Performance Products	15,385	15,754	19,196	16,739	67,074
Total net sales	195,194	206,149	211,729	220,278	833,350
Cost of goods sold	131,075	137,884	142,564	150,450	561,973
Gross profit	64,119	68,265	69,165	69,828	271,377
Selling, general and administrative expenses	48,431	48,375	49,033	50,670	196,509
Operating income	15,688	19,890	20,132	19,158	74,868
Interest expense, net	2,810	3,214	2,933	3,923	12,880
Foreign currency (gains) losses, net	(3,631)	624	(583)	(890)	(4,480)
Income before income taxes	16,509	16,052	17,782	16,125	66,468
Provision (benefit) for income taxes	4,207	3,251	5,621	(996)	12,083
Net income	$12,302	$12,801	$12,161	$17,121	$54,385
Net income per share
basic	$0.30	$0.32	$0.30	$0.42	$1.34
diluted	$0.30	$0.32	$0.30	$0.42	$1.34
Adjusted EBITDA
Animal Health	$30,101	$33,349	$30,962	$29,541	$123,953
Mineral Nutrition	3,047	4,185	5,232	4,652	17,116
Performance Products	1,972	2,266	2,929	2,270	9,437
Corporate	(10,831)	(11,258)	(11,073)	(9,462)	(42,624)
Adjusted EBITDA	$24,289	$28,542	$28,050	$27,001	$107,882
Reconciliation of net income to Adjusted EBITDA
Net income	$12,302	$12,801	$12,161	$17,121	$54,385
Interest expense, net	2,810	3,214	2,933	3,923	12,880
Provision (benefit) for income taxes	4,207	3,251	5,621	(996)	12,083
Depreciation and amortization	8,036	8,088	7,918	7,843	31,885
EBITDA	27,355	27,354	28,633	27,891	111,233
Stock-based compensation	565	564	—	—	1,129
Foreign currency (gains) losses, net	(3,631)	624	(583)	(890)	(4,480)
Adjusted EBITDA	$24,289	$28,542	$28,050	$27,001	$107,882

General description of non-GAAP financial measures

Adjusted EBITDA

Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to reflect the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We have defined Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses, and (c) certain items that we consider to be unusual, non-operational or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income.

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

We also recognize that, as an internal measure of performance, the Adjusted EBITDA measure has limitations, and we do not restrict our performance management process solely to this metric. A limitation of the Adjusted EBITDA measure is that it provides a view of our operations without including all events during a period, such as the depreciation of property, plant and equipment or amortization of acquired intangibles, and does not provide a comparable view of our performance to other companies.

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

Revenue reflects the total consideration to which we expect to be entitled, in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration reflect the amount by which we expect variable consideration to affect the revenue recognized. Such estimates are based on contractual terms and historical experience, and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of customer incentives. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.

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

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2022, we tested goodwill using a quantitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2.7 million equity investment are currently idle; we have concluded the investment is not impaired, based on expected future operating cash flows and/or disposal value.

Income Taxes

The provision for income taxes includes U.S. federal, state and foreign income taxes and foreign withholding taxes. Our annual effective income tax rate is determined based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences give rise to deferred tax assets and liabilities. Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent the tax effect of items recorded as tax expense in our income statement for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our income statement or the tax effect of assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.

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

For additional details, see “Notes to Consolidated Financial Statements — Commitments and Contingencies.”

For additional details, see “Business — Environmental, Health and Safety.”

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange risk

Portions of our net sales and costs are exposed to changes in foreign exchanges rates. Our products are sold in more than 80 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. Because we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar could affect our revenue and expenses, and consequently, net income. Exchange rate fluctuations may also have an effect beyond our reported financial results and directly affect operations. These fluctuations may affect the ability to buy and sell our goods and services in markets affected by significant exchange rate variances.

Our primary foreign currency exposures are to the Brazilian and Israeli currencies. From time to time, we manage foreign exchange risk through the use of foreign currency derivative contracts. We use these contracts to mitigate the potential earnings effects from exposure to foreign currencies.

We analyzed our foreign currency derivative contracts at June 30, 2022 to determine their sensitivity to exchange rate changes. The analysis indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would decrease by $0.3 million or increase by $1.8 million. For additional details, see “Notes to Consolidated Financial Statements — Derivatives.”

Interest rate risk

We have effectively converted $300 million of our outstanding debt to fixed interest rates through June 2025, through the use of interest rate swap agreements. Our debt in excess of $300 million and all debt after the maturity of the interest rate swap agreements is floating interest rate debt. Our 2021 Credit Facilities carry floating interest rates based on LIBOR and the Prime Rate, to the extent not effectively converted to fixed interest rate debt. Therefore, our profitability and cash flows are exposed to interest rate fluctuations. Our interest rates also include variable applicable rates in addition to the LIBOR portion of our interest obligation. The applicable rates vary from 1.50% to 2.00%, based on the First Lien Net Leverage Ratio, as defined in the 2021 Credit Facilities.

In July 2017, we entered into an interest rate swap agreement on $150 million of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The agreement matured in June 2022. In March 2020, we entered into an interest rate swap agreement on an additional $150 million of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. On the maturity of the July 2017 agreement, the March 2020 agreement increased to a notional principal amount of $300 million through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300 million of debt to a fixed interest rate of 0.62%. We designated the interest rate swaps as highly effective cash flow hedges.

Based on our outstanding debt balances and the applicable rate in effect as of June 30, 2022, and considering the interest rate swap agreement, a 100-basis point increase in LIBOR would increase annual interest expense and decrease cash flows by $1.4 million. For additional details, see “Notes to the Consolidated Financial Statements — Debt” and “Notes to the Consolidated Financial Statements — Derivatives.”

Item 8.Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phibro Animal Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Phibro Animal Health Corporation and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended June 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Determination of Transaction Price

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to the customers. Certain of the Company’s businesses have terms where control of the products transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. Revenue reflects the total consideration to which management expects to be entitled, in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. Management records reductions to revenue for estimated variable consideration at the time it records the sale. Net sales totaled $942.3 million for the year ended June 30, 2022.

The principal consideration for our determination that performing procedures relating to revenue recognition, specifically the determination of the transaction price, is a critical audit matter is the significant audit effort in performing procedures related to management’s determination of the transaction price.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of the transaction price. These procedures also included, among others, i) testing revenue transactions by evaluating the settlement of invoices and credit memos, ii) tracing transactions not settled to a detailed listing of accounts receivable, iii) on a test basis, testing management’s process for determining the transaction price for the sale of goods from contracts with customers, iv) testing credit memos issued during the year, v) confirming a sample of outstanding customer invoice balances at year end and, for confirmations not returned, obtaining and inspecting source documents, including purchase orders, invoices, sales contracts, proof of delivery, and subsequent cash receipts, where applicable, and vi) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

August 24, 2022

We have served as the Company’s auditor since 1998.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30	2022	2021	2020

	(in thousands, except per share amounts)
Net sales	$942,261	$833,350	$800,354
Cost of goods sold	656,861	561,973	543,472
Gross profit	285,400	271,377	256,882
Selling, general and administrative expenses	206,414	196,509	187,688
Operating income	78,986	74,868	69,194
Interest expense, net	11,875	12,880	12,856
Foreign currency (gains) losses, net	(5,216)	(4,480)	826
Income before income taxes	72,327	66,468	55,512
Provision for income taxes	23,152	12,083	21,960
Net income	$49,175	$54,385	$33,552

Net income per share
basic	$1.21	$1.34	$0.83
diluted	$1.21	$1.34	$0.83
Weighted average common shares outstanding
basic	40,504	40,473	40,454
diluted	40,504	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended June 30	2022	2021	2020

	(in thousands)
Net income	$49,175	$54,385	$33,552
Change in fair value of derivative instruments	21,681	12,658	(12,854)
Foreign currency translation adjustment	(18,939)	3,643	(32,513)
Unrecognized net pension gains (losses)	(4,235)	2,598	(2,521)
(Provision) benefit for income taxes	(4,327)	(3,807)	3,684
Other comprehensive income (loss)	(5,820)	15,092	(44,204)
Comprehensive income (loss)	$43,355	$69,477	$(10,652)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of	2022	2021

	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$74,248	$50,212
Short-term investments	17,000	43,000
Accounts receivable, net	166,537	146,852
Inventories, net	259,158	216,312
Other current assets	49,289	42,533
Total current assets	566,232	498,909
Property, plant and equipment, net	165,490	154,706
Intangibles, net	63,861	62,282
Goodwill	53,226	52,679
Other assets	82,890	72,749
Total assets	$931,699	$841,325
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$15,000	$9,375
Accounts payable	95,596	68,362
Accrued expenses and other current liabilities	80,236	86,379
Total current liabilities	190,832	164,116
Revolving credit facility	145,000	95,000
Long-term debt	272,925	287,710
Other liabilities	60,500	55,970
Total liabilities	669,257	602,796
Commitments and contingencies (Note 13)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at June 30, 2022 and June 30, 2021; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at June 30, 2022 and June 30, 2021	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,803	135,803
Retained earnings	247,748	218,015
Accumulated other comprehensive loss	(121,113)	(115,293)
Total stockholders’ equity	262,442	238,529
Total liabilities and stockholders’ equity	$931,699	$841,325

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30	2022	2021	2020

	(in thousands)
OPERATING ACTIVITIES
Net income	$49,175	$54,385	$33,552
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	32,705	31,885	32,341
Amortization of debt issuance costs	590	833	882
Stock-based compensation	—	1,129	2,259
Acquisition-related items	316	—	(2,433)
Deferred income taxes	(806)	(2,183)	8,125
(Gain) on sale of investment	(1,203)	—	—
Foreign currency (gains), net	(4,808)	(9,718)	(2,540)
Other	319	1,844	818
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(23,625)	(18,209)	28,713
Inventories, net	(46,999)	(12,498)	(12,930)
Other current assets	(1,804)	(1,631)	(11,137)
Other assets	(1,721)	(1,898)	(2,121)
Accounts payable	26,358	3,176	(7,672)
Accrued expenses and other liabilities	3,152	1,191	(8,509)
Net cash provided by operating activities	31,649	48,306	59,348
INVESTING ACTIVITIES
Purchases of short-term investments	(64,100)	(74,000)	(80,000)
Maturities of short-term investments	90,100	86,000	49,000
Capital expenditures	(37,044)	(29,320)	(34,045)
Business acquisitions	(13,511)	—	(54,549)
Sale of investment	1,353	—	—
Other, net	620	(1,260)	(796)
Net cash used by investing activities	(22,582)	(18,580)	(120,390)
FINANCING ACTIVITIES
Revolving credit facility borrowings	297,000	317,500	243,000
Revolving credit facility repayments	(247,000)	(391,500)	(170,000)
Proceeds from long-term debt	—	300,000	—
Payments of long-term debt and other	(9,375)	(220,625)	(12,646)
Payment of contingent consideration	(4,840)	—	—
Debt issuance costs	—	(2,940)	—
Dividends paid	(19,442)	(19,430)	(19,418)
Net cash provided (used) by financing activities	16,343	(16,995)	40,936
Effect of exchange rate changes on cash	(1,374)	1,138	(1,124)
Net increase in cash and cash equivalents	24,036	13,869	(21,230)
Cash and cash equivalents at beginning of period	50,212	36,343	57,573
Cash and cash equivalents at end of period	$74,248	$50,212	$36,343

Supplemental cash flow information
Interest paid, net	$11,159	$10,808	$11,577
Income taxes paid, net	17,854	19,395	20,866
Non-cash investing and financing activities
Property, plant and equipment and capital lease additions	2,953	2,957	4,353

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
As of June 30, 2019	40,453,608	$4	$—	$133,266	$168,926	$(86,181)	$216,015
Comprehensive income (loss)	—	—	—	—	33,552	(44,204)	(10,652)
Dividends declared ($0.48 per share)	—	—	—	—	(19,418)	—	(19,418)
Stock-based compensation expense	—	—	—	2,259	—	—	2,259
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
Comprehensive income (loss)	—	—	—	—	54,385	15,092	69,477
Share issued pursuant to stock incentive plan	50,000	—	—	—	—	—	—
Dividends declared ($0.48 per share)	—	—	—	—	(19,430)	—	(19,430)
Stock-based compensation expense	—	—	—	1,129	—	—	1,129
Other	—	—	—	(851)	—	—	(851)
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529
Comprehensive income (loss)	—	—	—	—	49,175	(5,820)	43,355
Dividends declared ($0.48 per share)	—	—	—	—	(19,442)	—	(19,442)
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.     Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food and companion animals including poultry, swine, dairy and beef cattle, aquaculture and dogs. The Company is also a manufacturer and marketer of performance products for use in the personal care, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” and similar expressions refer to Phibro and its subsidiaries.

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

Risks and Uncertainties

The COVID-19 pandemic continues to directly or indirectly impact our business, results of operations and financial condition. New information may continue to emerge concerning COVID-19, and the actions required to contain or treat it may affect the duration and severity of the pandemic. The pandemic may continue to have significant economic impacts on customers, suppliers and markets. The pandemic could affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs. Our financial statements include estimates of the effects of COVID-19 and there may be changes to those estimates in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees. As such, the nature of our current and former operations and those of our subsidiaries expose Phibro and our subsidiaries to the risk of claims with respect to such matters.

Our business could be impacted by economic sanctions, bans, boycotts, or broader military conflicts that result from the armed conflict between Russia and Ukraine. Other potential impacts include supply chain and logistics disruptions, macroeconomic impacts from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, as well as heightened cybersecurity threats.

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

Revenue Recognition

We recognize revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to the customers. Certain of our businesses have terms where control of the underlying product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery.

Revenue reflects the total consideration to which we expect to be entitled in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration reflect the amount by which we expect variable consideration to affect the revenue recognized. Such estimates are generally based on contractual terms and historical experience, and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of variable compensation. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Reserve for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 16% of accounts receivable at June 30, 2022 and 2021.

The reserve for credit losses is our best estimate of the credit losses in existing accounts receivable. We monitor the financial performance, historical and expected collection patterns, and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We also monitor domestic and international economic conditions for the potential future effect on our customers. Past due balances are reviewed individually for collectability. Account balances are charged against the reserve when we determine it is probable the receivable will not be recovered.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We periodically review our indefinite-lived intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We recognize an impairment loss when the carrying amount of an asset exceeds the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. We assess indefinite-lived intangibles for impairment annually during our fourth quarter, or more frequently if impairment indicators exist.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2022, we tested goodwill using the quantitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.

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

From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. As of June 30, 2022, we used (i) foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates on forecasted inventory purchases, and (ii) interest rate swaps on $300,000 of notional principal to manage future cash flow exposure resulting from variable interest rates on that amount of debt. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We do not engage in trading or other speculative uses of financial instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

We recognize expense for stock-based compensation to employees, including grants of restricted stock units, over the requisite service period based on the grant date fair value of the awards. We determine the fair value of restricted stock units using the Monte Carlo simulation model. The model uses historical and current market data to estimate the fair value. The model incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the Year Ended June 30	2022	2021	2020
Net income	$49,175	$54,385	$33,552

Weighted average number of shares – basic	40,504	40,473	40,454
Dilutive effect of restricted stock units	—	31	50
Weighted average number of shares – diluted	40,504	40,504	40,504

Net income per share
basic	$1.21	$1.34	$0.83
diluted	$1.21	$1.34	$0.83

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance has established annual disclosure requirements over transactions with a government that are accounted for by applying a grant accounting model. The disclosures include the nature of the transactions and the related accounting policy used to account for the transactions, the line items and amounts included in the consolidated balance sheet and consolidated statement of operations, and the significant terms and conditions of the transactions, including commitments and contingencies. The disclosures are required for the annual periods beginning after December 15, 2021. We intend to include these disclosures for the year ending June 30, 2023.

ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, requires revenue contract assets and liabilities acquired in a business combination be recognized and measured under the revenue standard provided in Topic 606. Under previous guidance, revenue contract assets and liabilities would have been measured at fair value. The ASU is required to be adopted for annual periods beginning after December 15, 2022. Early adoption is permitted and would be applied retrospectively in the year adopted. We adopted the standard in fiscal year 2022. There were no contract assets or liabilities that required measurement for our 2022 acquisition.

ASU 2020-04 and 2021-01, Reference Rate Reform (Topic 848), provide optional expedients and exceptions to GAAP guidance, if certain criteria are met, for contracts, hedging relationships and derivative instruments that reference the London Interbank Offered Rate (LIBOR) and other interbank offered rates expected to be discontinued or modified by rate reform. The overall purpose of Topic 848 is to ease the financial reporting burdens related to the expected market transition to alternative reference rates. These ASUs may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. We do not expect any contract modifications on or before December 31, 2022.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, removed certain exceptions and amended certain requirements in the existing income tax guidance to ease accounting requirements. ASU 2019-12 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and must be applied on a retrospective basis. The adoption did not have a material effect on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Acquisition

In February 2022, we acquired a business in Brazil, which develops, manufactures and markets processing aids used in the ethanol fermentation industry, for an aggregate cash payment of $13,511. We accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements. Definite-lived intangible assets of $10,833 were recognized at acquisition and included developed products, tradename, and non-compete agreements. The definite-lived intangible assets will be amortized over periods ranging from 4 to 13 years. The remaining net assets acquired included accounts receivable, inventories, prepaid and other assets, goodwill, accounts payable and accrued expenses. Goodwill is deductible for income tax purposes. The business is included in the MFAs and other product category within the Animal Health segment.

In August 2019, we acquired the business and assets of Osprey Biotechnics, Inc. (“Osprey”). We acquired assets used in Osprey’s business, including intellectual property, working capital and property, plant and equipment, for an aggregate cash payment of $54,549. The acquisition agreement included contingent consideration. Total consideration recognized included a $7,533 liability for the estimated contingent consideration at acquisition. During the year ended June 30, 2020, the contingent consideration was reduced to the minimum amount of $4,840 and an adjustment of $2,988 was recorded as a reduction to selling, general and administrative expenses. The contingent consideration of $4,840 was paid during the year ended June 30, 2022.

4.   Statements of Operations—Additional Information

Disaggregated revenue, deferred revenue and customer payment terms

We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture, and dogs. The products help prevent, control and treat diseases, enhance nutrition to help improve animal health and well-being, and contribute to balanced mineral nutrition. The animal health and mineral nutrition products are sold directly to integrated poultry, swine and cattle integrators and through animal feed manufacturers, wholesalers and distributors. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused in regions where the majority of livestock production is consolidated in large commercial farms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mineral Nutrition

The Mineral Nutrition business is comprised of formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their animals’ diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, swine and beef and dairy cattle.

Performance Products

The Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

For the Year Ended June 30	2022	2021	2020
Animal Health
MFAs and other	$361,538	$330,017	$322,300
Nutritional specialties	157,196	142,760	129,264
Vaccines	88,321	72,939	75,340
Total Animal Health	$607,055	$545,716	$526,904
Mineral Nutrition	259,512	220,560	214,412
Performance Products	75,694	67,074	59,038
Total	$942,261	$833,350	$800,354

Net Sales by Region

For the Year Ended June 30	2022	2021	2020
United States	$561,803	$494,889	$471,938
Latin America and Canada	191,047	166,325	158,939
Europe, Middle East and Africa	122,480	114,131	112,179
Asia Pacific	66,931	58,005	57,298
Total	$942,261	$833,350	$800,354

Net sales by region are based on country of destination.

Deferred revenue was $2,051 and $3,674 as of June 30, 2022 and June 30, 2021, respectively. Accrued expenses and other current liabilities included $822 and $1,560 of the total deferred revenue as of June 30, 2022 and 2021, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Information

For the Year Ended June 30	2022	2021	2020
Interest expense, net
Term loan	$8,962	$7,951	$7,751
Revolving credit facility	2,956	3,649	5,317
Amortization of debt issuance costs	590	833	882
Refinancing expense	—	1,020	—
Other	183	265	663
Interest expense	12,691	13,718	14,613
Interest income	(816)	(838)	(1,757)
	$11,875	$12,880	$12,856

For the Year Ended June 30	2022	2021	2020
Depreciation and amortization
Depreciation of property, plant and equipment	$23,781	$23,165	$23,250
Amortization of intangible assets	8,924	8,715	8,869
Amortization of other assets	—	5	222
	$32,705	$31,885	$32,341

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $1,047, $1,254 and $1,038 during 2022, 2021 and 2020, respectively.

Future amortization of intangible assets as of June 30, 2022, is expected to be:

For the Year Ended June 30
2023	$9,614
2024	9,375
2025	7,769
2026	6,805
2027	6,556
Thereafter	23,742
Total	$63,861

For the Year Ended June 30	2022	2021	2020
Research and development expense	$20,832	$17,759	$13,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.   Balance Sheets—Additional Information

.
As of June 30	2022	2021
Accounts receivable, net
Trade accounts receivable	$170,047	$150,659
Reserve for credit losses	(3,510)	(3,807)
	$166,537	$146,852

As of June 30	2022	2021
Reserve for credit losses
Balance at beginning of period	$3,807	$3,940
Provision for estimated credit losses	255	105
Effect of changes in exchange rates	(372)	26
Actual credit losses realized	(180)	(264)
Balance at end of period	$3,510	$3,807

As of June 30	2022	2021
Inventories
Raw materials	$87,030	$59,775
Work-in-process	15,468	12,738
Finished goods	156,660	143,799
	$259,158	$216,312

As of June 30	2022	2021
Property, plant and equipment, net
Land	$11,927	$9,994
Buildings and improvements	89,582	80,408
Machinery and equipment	274,298	263,696
Construction in progress	30,648	23,659
	406,455	377,757
Accumulated depreciation	(240,965)	(223,051)
	$165,490	$154,706

Certain facilities in Israel are on leased land. The leases expire in 2023, 2045 and 2062.

Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of $4,320 and $4,236 at June 30, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted-
	Average
	Useful Life
As of June 30	(Years)	2022	2021
Intangibles, net
Cost
Technology	12	$94,880	$85,016
Product registrations, marketing and distribution rights	9	17,583	17,882
Customer relationships	12	30,246	31,115
Trade names, trademarks and other	5	5,480	3,857
		148,189	137,870
Accumulated amortization
Technology		(48,723)	(42,083)
Product registrations, marketing and distribution rights		(17,324)	(17,862)
Customer relationships		(15,285)	(12,588)
Trade names, trademarks and other		(2,996)	(3,055)
		(84,328)	(75,588)
		$63,861	$62,282

As of June 30	2022	2021
Goodwill
Balance at beginning of period	$52,679	$52,679
Acquisition	561	—
Effect of changes in exchange rates	(14)	—
Balance at end of period	$53,226	$52,679

As of June 30	2022	2021
Other assets
ROU operating lease assets	$37,680	$32,962
Deferred income taxes	5,849	9,861
Deposits	5,905	5,663
Insurance investments	5,984	5,964
Equity method investments	4,362	4,141
Derivative instruments	12,976	2,696
U.S. pension plan	—	1,184
Debt issuance costs	1,436	1,811
Other	8,698	8,467
	$82,890	$72,749

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2,735 equity investment are currently idle. We have concluded the investment is not impaired based on expected future operating cash flows and/or disposal value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30	2022	2021
Accrued expenses and other current liabilities
Employee related	$34,278	$35,375
Current operating lease liabilities	6,051	6,618
Commissions and rebates	7,125	6,312
Professional fees	5,493	4,380
Income and other taxes	7,211	6,107
Derivative instruments	—	3,486
Contingent consideration	—	4,840
Restructuring costs	—	735
Insurance-related	1,174	1,176
Other	18,904	17,350
	$80,236	$86,379

As of June 30	2022	2021
Other liabilities
Long-term operating lease liabilities	$31,508	$28,003
Long-term and deferred income taxes	9,264	6,646
Supplemental retirement benefits, deferred compensation and other	7,368	8,382
U.S. pension plan	1,793	—
International retirement plans	4,620	5,345
Other long-term liabilities	5,947	7,594
	$60,500	$55,970

As of June 30	2022	2021
Accumulated other comprehensive loss
Derivative instruments	$20,891	$(790)
Foreign currency translation adjustment	(119,034)	(100,095)
Unrecognized net pension losses	(24,208)	(19,973)
(Provision) benefit for income taxes on derivative instruments	(5,281)	97
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(1,647)	(2,698)
	$(121,113)	$(115,293)

6.   Debt

Term Loans and Revolving Credit Facilities

In April 2021, we entered into an amended and restated credit agreement (the “2021 Credit Agreement”) under which we had a term A loan in an aggregate initial principal amount of $300,000 (the “2021 Term A Loan”) and a revolving credit facility under which we can borrow up to $250,000, subject to the terms of the agreement (the “2021 Revolver” and together with the 2021 Term A Loan, the “2021 Credit Facilities”). The 2021 Credit Agreement amends and restates the credit agreement entered into in June 2017 (the “2017 Credit Agreement”). The 2021 Credit Facilities were used to refinance all of the Term A loans and revolving credit facility amounts outstanding under the 2017 Credit Agreement and to pay fees and expenses of the transaction. The 2021 Revolver contains a letter of credit facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the terms of the 2021 Credit Agreement, the 2021 Credit Facilities are subject to various covenants that, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the 2021 Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Indebtedness under the 2021 Credit Facilities is collateralized by a first priority lien on substantially all assets of Phibro and certain of our domestic subsidiaries. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the agreement) occur. The 2021 Credit Facilities mature in April 2026.

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permitted: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of June 30, 2022, we were in compliance with the financial covenants.

As of June 30, 2022, we had $145,000 in borrowings under the 2021 Revolver and had outstanding letters of credit of $2,479, leaving $102,521 available for borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The agreement matured in June 2022. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 14— Derivatives.”

In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. In July 2022, this agreement increased to a notional principal amount of $300,000 through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.62%. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 14 — Derivatives.”

As of June 30, 2022, the interest rates for the 2021 Revolver and the Term A Loan were 3.20% and 2.37%, respectively. The weighted-average interest rates for the 2021 Revolver were 2.08% and 2.21% for the years ended June 30, 2022 and 2021, respectively. The weighted-average interest rates for the Term A Loan were 2.99% and 3.27% for the years ended June 30, 2022 and 2021, respectively.

Long-Term Debt

As of June 30	2022	2021
2021 Term A Loan due April 2026	$288,750	$298,125
Unamortized debt issuance costs	(825)	(1,040)
	287,925	297,085
Less: current maturities	(15,000)	(9,375)
	$272,925	$287,710

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Maturities of Long-Term Debt and Revolver

For the Years Ending June 30	Annual Maturities	Interest Payments
2023	$15,000	$11,806
2024	16,875	11,287
2025	24,375	10,605
2026	377,500	10,844
Total	$433,750	$44,542

For purposes of estimating future interest payments until the maturity of the 2021 Credit Facilities, we assumed the 2021 Term A Loan will decrease in accordance with the scheduled debt amortization and the 2021 Revolver continues unchanged at the June 30, 2022, balance. We assumed the March 2020 interest rate swap agreement remains in place through its June 2025 maturity and future interest rates and applicable rates are the same as the rates at June 30, 2022.

7.    Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. The remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 24 years.

The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:

As of June 30,	2022	2021	Balance Sheet Classification
Assets:
Operating lease ROU assets	$37,680	$32,962	Other Assets

Liabilities:
Current portion	6,051	6,618	Accrued expenses and other current liabilities
Non-current portion	31,508	28,003	Other liabilities
Total operating lease liabilities	$37,559	$34,621

The following table summarizes the composition of net lease expense:

For the Year Ended June 30	2022	2021

Operating lease expense	$8,461	$7,989
Variable lease expense	1,376	1,176
Short-term lease expense	1,214	873
Total lease expense	$11,051	$10,038

The following tables include other supplemental information:

For the Year Ended June 30	2022	2021
Operating cash flows used for ROU operating leases	$8,642	$8,292
Non-cash changes to ROU operating assets and lease liabilities	$11,930	$16,665

As of June 30	2022	2021
Weighted average remaining lease term (in years) - operating leases	11.46%	8.42%
Weighted average discount rate - operating leases	3.66%	4.04%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2022, maturities of future lease liabilities were:

For the Years Ending June 30,
2023	$7,169
2024	5,895
2025	4,556
2026	3,413
2027	2,981
2028 and thereafter	22,129
Total lease payments	46,143
Less: interest	8,584
Total operating lease liabilities	$37,559

There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 30, 2022. Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.

8.   Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2022 and 2021 were:

As of June 30	2022	2021		2022	2021

	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock – Class A	300,000,000	300,000,000	$0.0001	20,337,574	20,337,574
Common stock – Class B	30,000,000	30,000,000	$0.0001	20,166,034	20,166,034

Holders of our Class B common stock converted zero shares of Class B common stock to Class A common stock in 2022 and 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Dividends

We declared and paid quarterly cash dividends totaling $19,442 for the year ended June 30, 2022, to holders of our Class A common stock and Class B common stock.

9.   Stock Incentive Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted, and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 5,081,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2022. There are no outstanding awards as of June 30, 2022.

Restricted Stock Units

In May 2018, PAHC’s Compensation Committee approved the grant of 250,000 restricted stock units (“RSUs”) to an officer of the Company, pursuant to the Incentive Plan, of which 50,000 were subject to time-based vesting and fully vested as of December 31, 2020.

We recognized the total grant date fair value of the RSUs as stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense related to RSUs for the years ended June 30, 2022, 2021 and 2020 was $0, $1,129 and $2,259, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

There was no stock-based compensation expense related to employee stock options in the periods included in the consolidated financial statements and there was no stock option activity during 2022.

10.     Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $2,203, $1,660 and $1,553 during 2022, 2021 and 2020, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

11.     Employee Benefit Plans

Domestic Pension Plan

We maintain a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. We amended the plan to eliminate credit for future service and compensation increases, effective September 2016. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the plan were as of June 30, 2022 and 2021.

Changes in the projected benefit obligation, plan assets and funded status of the plan were:

For the Year Ended June 30	2022	2021
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$77,915	$79,353
Interest cost	1,675	1,682
Benefits paid	(2,426)	(2,260)
Actuarial gain	(14,085)	(860)
Projected benefit obligation at end of year	$63,079	$77,915

For the Year Ended June 30	2022	2021
Change in plan assets
Fair value of plan assets at beginning of year	$79,099	$75,791
Actual return on plan assets	(15,387)	4,838
Employer contributions	—	730
Benefits paid	(2,426)	(2,260)
Fair value of plan assets at end of year	$61,286	$79,099
Asset (Liability) funded status at end of year	$(1,793)	$1,184

The projected benefit obligation for the year ended June 30, 2022, decreased due to a gain from the use of a higher discount rate, partially offset by losses derived from other actuarial assumptions. The projected benefit obligation for the year ended June 30, 2021, decreased due to a net overall gain from the use of a higher discount rate and mortality assumption update, partially offset by a loss from demographic experience. The discount rate used each period is determined with reference to the current long-term bond market rates. The projected benefit obligation also increased each year by the interest cost due to the passage of time and decreased each year by the benefits paid to plan participants.

The actual return on plan assets for the year ended June 30, 2022, was attributable to losses incurred on fixed income securities as domestic interest rates increased during the year. Our investment strategy is to hold a significant portion of our plan assets in fixed income securities with maturities and amounts approximately matching projected future benefit payments.

The funded status is included in other liabilities and other assets in the consolidated balance sheets at June 30, 2022 and 2021, respectively. The Company does not expect to contribute to the plan during 2023. We seek to maintain an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities.

Accumulated other comprehensive income (loss) related to the plan was:

For the Year Ended June 30	2022	2021
Accumulated other comprehensive income (loss) related to pension plan
Balance at beginning of period	$(19,973)	$(22,571)
Amortization of net actuarial loss and prior service costs	480	560
Current period net actuarial gain (loss)	(4,715)	2,038
Net change	(4,235)	2,598
Balance at end of period	$(24,208)	$(19,973)

Net periodic pension expense was:

For the Year Ended June 30	2022	2021	2020
Interest cost on benefit obligation	$1,675	$1,682	$2,112
Expected return on plan assets	(3,413)	(3,660)	(3,144)
Amortization of net actuarial loss and prior service costs	480	560	515
Net periodic pension income	$(1,258)	$(1,418)	$(517)

Significant actuarial assumptions for the plan were:

For the Year Ended June 30	2022	2021	2020
Discount rate for interest cost	2.2%	2.2%	2.2%
Expected rate of return on plan assets	4.4%	4.4%	4.9%
Discount rate for year-end benefit obligation	4.6%	2.9%	2.8%

The plan used the Aon AA Bond Universe as a benchmark for its discount rate as of June 30, 2022, 2021 and 2020. The discount rate is determined by matching the plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.

Estimated future benefit payments are:

For the Year Ended June 30
2023	$3,398
2024	3,606
2025	3,758
2026	3,883
2027	4,022
2028 – 2032	21,002

The plan’s target asset allocation for 2023 and the weighted-average asset allocation of plan assets as of June 30, 2022 and 2021 are:

	Target
	Allocation	Percentage of Plan Assets
For the Year Ended June 30	2023	2022	2021
Debt securities	65% - 85%	77%	71%
Equity securities	10% - 30%	17%	21%
Global asset allocation/risk parity(1)	0% - 15%	5%	7%
Other	0% - 10%	1%	1%
(1)	The global asset allocation/risk parity category consists of a variety of asset classes including, but not limited to, global bonds, global equities, real estate and commodities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected long-term rate of return for the plan’s total assets is generally based on the plan’s asset mix. In determining the rate to use, we consider the expected long-term real returns on asset categories, expectations for inflation, estimates of the effect of active management and actual historical returns.

The investment policy and strategy is to earn a long-term investment return sufficient to meet the obligations of the plan, while assuming a moderate amount of risk in order to maximize investment return. In order to achieve this goal, assets are invested in a diversified portfolio consisting of debt securities, equity securities and other investments in a manner consistent with ERISA’s fiduciary requirements.

The fair values of the plan assets by asset category were:

	Fair Value Measurements Using
As of June 30, 2022	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$362	$—	$—	$362
Common-collective funds
Global large cap equities	—	8,783	1,952	10,735
Fixed income securities	665	46,491	—	47,156
Mutual funds
Global asset allocations/risk parity	3,023	—	—	3,023
Other
Other	—	—	10	10
	$4,050	$55,274	$1,962	$61,286

	Fair Value Measurements Using
As of June 30, 2021	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$386	$—	$—	$386
Common-collective funds
Global large cap equities	—	13,201	3,816	17,017
Fixed income securities	—	56,414	—	56,414
Global asset allocations/risk parity	—	2,016	—	2,016
Mutual funds
Global asset allocations/risk parity	3,206	—	—	3,206
Other
Other	—	—	60	60
	$3,592	$71,631	$3,876	$79,099

The table below provides a summary of the changes in the fair value of Level 3 assets:

Change in Fair Value Level 3 assets	2022	2021
Balance at beginning of period	$3,876	$5,732
Redemptions	(1,199)	(3,236)
Purchases	—	300
Change in fair value	(715)	1,080
Balance at end of period	$1,962	$3,876

The following outlines the valuation methodologies used to estimate the fair value of plan assets:

●	Cash and cash equivalents are valued at $1 per unit;
●	Common-collective funds are determined based on current market values of the underlying assets of the fund;
●	Mutual funds and foreign currency deposits are valued using quoted market prices in active markets; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

●	For Level 3 managed assets, business appraisers use a combination of valuations and appraisal methodologies, as well as a number of assumptions to create a price that brokers evaluate. For Level 3 non-managed assets, pricing is provided by various sources, such as issuer or investment manager.

Other employee benefit plans

We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. The Company contributes: (i) a matching contribution equal to 100% of the first 6.0% of an employee’s contribution; and, (ii) an additional discretionary contribution of up to 4.5% of compensation, depending on the employee’s age and years of service, provided that such contributions comply with ERISA non-discrimination requirements. Employee and Company contributions are subject to certain ERISA limitations. Employees are immediately vested in Company contributions. Our contribution expense was $6,341, $5,803, and $5,566, in 2022, 2021 and 2020, respectively.

Our consolidated balance sheets include other employee-related liabilities of $12,088 and $13,827 as of June 30, 2022 and 2021, respectively, including international retirement plans, supplemental retirement benefits and long-term incentive arrangements. Expense under these plans was $3,788, $5,095, and $5,725 in 2022, 2021 and 2020, respectively.

12. Income Taxes

The components of income before income taxes consisted of the following:

For the Year Ended June 30	2022	2021	2020
Domestic	$27,695	$12,684	$(3,142)
Foreign	44,632	53,784	58,654
Income before income taxes	$72,327	$66,468	$55,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the provision for income taxes were:

For the Year Ended June 30	2022	2021	2020
Current provision (benefit):
Federal	$4,874	$99	$(1,271)
State and local	1,468	887	401
Foreign	17,613	13,280	14,705
Total current provision	23,955	14,266	13,835
Deferred provision (benefit):
Federal	(75)	291	5,226
State and local	251	(110)	696
Foreign	23	(2,663)	218
Change in valuation allowance–foreign	(1,002)	299	1,985
Total deferred provision (benefit)	(803)	(2,183)	8,125

Provision for income taxes	$23,152	$12,083	$21,960

Reconciliations of the federal statutory rate to the Company’s effective tax rate were:

For the Year Ended June 30	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.0	0.8	1.7
Foreign income tax rates	4.9	4.2	3.6
Changes in uncertain tax positions	4.4	(6.8)	5.2
Global Intangible Low-Taxed Income	0.3	1.3	6.2
Recognition of federal and foreign tax credits	(0.9)	(2.1)	(0.9)
Change in valuation allowance	(1.4)	0.5	3.6
Foreign derived intangible income	(2.1)	—	—
Other	3.8	(0.7)	(0.8)
Effective tax rate	32.0%	18.2%	39.6%

We record the Global Intangible Low-Taxed Income (GILTI) aspects of comprehensive U.S. income tax legislation as a period expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:

As of June 30	2022	2021
Deferred tax assets:
Employee-related accruals	$6,879	$6,337
Inventory	2,288	2,094
Environmental remediation	751	765
Net operating loss carry forwards–domestic	1,323	1,522
Net operating loss carry forwards–foreign	4,348	5,517
Operating lease liabilities	7,639	8,312
Other	(1,066)	4,672
	22,162	29,219
Valuation allowance	(2,618)	(3,709)
	19,544	25,510
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(7,187)	(7,550)
Operating lease ROU assets	(7,489)	(8,251)
Other	(24)	(793)
	(14,700)	(16,594)

Net deferred tax asset	$4,844	$8,916

Deferred taxes are included in the consolidated balance sheets as follows:

As of June 30	2022	2021
Other assets	$5,849	$9,861
Other liabilities	(1,005)	(945)
	$4,844	$8,916

The valuation allowance established against deferred tax assets was:

As of June 30	2022	2021	2020
Balance at beginning of period	$3,709	$3,403	$808
(Benefit) provision for income taxes	(1,091)	306	2,595
Balance at end of period	$2,618	$3,709	$3,403

The Company records valuation allowances against certain foreign and state deferred tax assets when, after considering all of the available evidence, it is more likely than not that these assets will not be realized.

The Company has $26,526 of state net operating loss carry forwards. $14,308 that will expire in 2023 through 2042, and $12,218 that do not expire, and $17,844 of foreign net operating loss carry forwards of which most are in jurisdictions that have no expiration.

If amounts are repatriated from certain of our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. We consider undistributed earnings of such foreign subsidiaries to be indefinitely reinvested. At June 30, 2022, our cash and cash equivalents and short-term investments included $88,463 held by our international subsidiaries. We do not provide income taxes for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

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

Reconciliations of the beginning and ending amounts of gross unrecognized tax benefits are as follows:

As of June 30	2022	2021	2020
Unrecognized tax benefits–beginning of period	$5,311	$9,507	$6,343
Tax position changes–current period	5,333	1,873	2,850
Tax position changes–prior periods, including settlements with tax authorities	(1,175)	(5,354)	108
Lapse of statute of limitations	(1,071)	(1,109)	—
Effect of changes in exchange rates	(566)	394	206
Unrecognized tax benefits–end of period	7,832	5,311	9,507
Interest and penalties–end of period	427	391	969
Total liabilities related to uncertain tax positions	$8,259	$5,702	$10,476

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized and recorded interest and penalties expense of $74, $69, and $214 for 2022, 2021 and 2020, respectively.

Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:

●	U.S. federal and significant states, through June 30, 2019;
●	Brazil, through December 31, 2016;
●	Israel, through June 30, 2017, for certain subsidiaries and through June 30, 2019, for certain subsidiaries.

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

The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility of our subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”). The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling (“OPOG”) to remediate the contaminated groundwater that has migrated from the Omega Chemical Site in accordance with a general remedy selected by EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. PAHC and Phibro-Tech have vigorously contested this position and have asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, several members of OPOG filed a complaint under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site, and the United States Department of Justice, on behalf of the EPA, sent Phibro-Tech and certain other PRPs a pre-litigation notice letter in August 2022 regarding potential CERCLA Sec. 107 cost recovery claims seeking unrecovered past costs related to the groundwater plume affected by the Omega Chemical Site, along with a declaration allocating liability for future costs. Due to the ongoing nature of the EPA’s investigation, the preliminary stage of the ongoing litigation and Phibro-Tech’s dispute with the prior owner’s successor, at this time we cannot predict with any degree of certainty what, if any, liability Phibro-Tech or the other subsidiaries may ultimately have for investigation, remediation and the EPA oversight and response costs associated with the affected groundwater plume.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $4,287 and $4,293 at June 30, 2022 and 2021, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

Claims and Litigation

PAHC and its subsidiaries are party to various claims and lawsuits arising out of the normal course of business including product liabilities, payment disputes and governmental regulation. Certain of these actions seek damages in various amounts. In many cases, such claims are covered by insurance. We believe that none of the claims or pending

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Employment and Severance Agreements

We have entered into employment agreements with certain executive management and other employees that specify severance benefits of up to 15 months of the employee’s compensation.

Purchase Commitments

As of June 30, 2022, we have agreements totaling $7.9 million to purchase goods and services that are enforceable and legally binding and include amounts for future inventory purchases. Payments for these obligations are expected to be approximately $3.8 million in 2023, $2.2 million in 2024, and $1.9 million thereafter.

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

We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative cease to be an effective hedge, we discontinue hedge accounting in the period of the assessment for that derivative, and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.

We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “Note 15— Fair Value Measurements.”

In July 2017, we entered into an interest rate swap agreement on the first $150,000 of notional principal that effectively converted the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The agreement matured in June 2022. In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. The 2020 agreement increased the notional principal amount to $300,000 effective June 2022 through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.62%. The forecasted transactions are probable of occurring, and the interest rate swaps have been designated as highly effective cash flow hedges.

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

As of June 30	2022	2021
Other current assets
Brazil Real options, net	$498	$—
Interest rate swaps	7,417	—
Other assets
Brazil Real options, net	104	355
Interest rate swaps	12,871	2,341

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued expense and other current liabilities
Brazil Real options, net	—	(150)
Interest rate swaps	—	(3,336)
Total Fair Value
Brazil Real options, net	602	205
Interest rate swaps	20,288	(995)

Notional amounts of the derivatives as of the balance sheet date were:

As of June 30	2022
Brazil Real call options	R$	76,000
Brazil Real put options	R$	(76,000)
Interest rate swaps		$300,000

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the years ended June 30, 2022 and 2021 included the effects of derivatives as follows:

For the Year Ended June 30	2022	2021
Brazil Real options, net
Expense recorded in consolidated statement of operations	$1,124	$1,093
Consolidated statement of operations - total cost of goods sold	$656,861	$561,973
(Income) recorded in OCI	$(398)	$(3,979)
Interest rate swaps
Expense recorded in consolidated statements of operations	$2,905	$3,317
Consolidated statement of operations - total interest expense, net	$11,875	$12,880
(Income) recorded in OCI	$(21,283)	$(8,679)

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of June 30, 2022, included realized net losses of $1,000 related to matured contracts. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next twelve to eighteen months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In assessing the fair value of financial instruments at June 30, 2022 and 2021, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.

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

Non-financial assets

Our non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at carrying value in the consolidated balance sheet. Assets and liabilities may be required to be measured at fair value on a non-recurring basis, either upon initial recognition or for subsequent accounting or reporting, including the initial recognition of net assets acquired in a business combination. These fair value measurements involve unobservable inputs that reflect estimates and assumptions that represent Level 3 inputs.

Fair Value of Assets (Liabilities)

As of	June 30, 2022			June 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$17,000	$—	$—	$43,000	$—	$—
Foreign currency derivatives	$—	$602	$—	$—	$205	$—
Interest rate swaps	$—	$20,288	$—	$—	$(995)	$—
Contingent consideration on acquisitions	$—	$—	$—	$—	$—	$(4,840)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Business Segments

We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to a segment or segments and we refer to these items as Corporate. We do not allocate Corporate costs or assets to the other segments because they are not used to evaluate the segments’ operating results or financial position. Corporate costs include certain costs related to executive management, information technology, legal, finance, human resources and business development.

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

For the Year Ended June 30	2022	2021	2020
Net sales
Animal Health	$607,055	$545,716	$526,904
Mineral Nutrition	259,512	220,560	214,412
Performance Products	75,694	67,074	59,038
Total segments	$942,261	$833,350	$800,354

Depreciation and amortization
Animal Health	$26,759	$25,839	$26,287
Mineral Nutrition	2,616	2,690	2,522
Performance Products	1,717	1,702	1,860
Total segments	$31,092	$30,231	$30,669
Adjusted EBITDA
Animal Health	$124,106	$123,953	$123,106
Mineral Nutrition	24,038	17,116	14,678
Performance Products	8,706	9,437	4,534
Total segments	$156,850	$150,506	$142,318
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$72,327	$66,468	$55,512
Interest expense, net	11,875	12,880	12,856
Depreciation and amortization – Total segments	31,092	30,231	30,669
Depreciation and amortization – Corporate	1,613	1,654	1,672
Corporate costs	45,767	42,624	40,178
Gain on sale of investment	(1,203)	—	—
Acquisition-related cost of goods sold	316	—	280
Acquisition-related transaction costs	279	—	462
Acquisition-related other	—	—	(2,821)
Restructuring costs	—	—	425
Stock-based compensation	—	1,129	2,259
Foreign currency (gains) losses, net	(5,216)	(4,480)	826
Adjusted EBITDA – Total segments	$156,850	$150,506	$142,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30	2022	2021
Identifiable assets
Animal Health	$654,862	$595,315
Mineral Nutrition	87,379	67,338
Performance Products	39,490	36,847
Total segments	781,731	699,500
Corporate	149,968	141,825
Total	$931,699	$841,325

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

The geographic location of property, plant and equipment, net was:

As of June 30	2022	2021
Property, plant and equipment, net
United States	$57,605	$57,892
Israel	63,971	58,648
Brazil	22,981	16,114
Ireland	15,596	17,315
Other	5,337	4,737
	$165,490	$154,706

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(f), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide the reasonable assurance described above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2022.

The effectiveness of our internal control over financial reporting as of June 30, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under “Item 8 - Financial Statements.”

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2022.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”

Item 11.Executive Compensation

The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2022.

Item 12.Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2022.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2022.

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2022.

PART IV

Item 15.Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the fiscal years ended June 30, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2022, 2021 and 2020

Consolidated Balance Sheets at June 30, 2022 and 2021

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2022, 2021 and 2020

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

Exhibit 10.1

Amended and Restated Credit Agreement dated April 22, 2021, among Phibro Animal Health Corporation, Bank of America, N.A., and each lender from time-to-time party thereto (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2021 (File No. 001-36410))

Exhibit 10.2

Unprotected Lease Agreement, dated January 26, 2011, by and between Samaria Carpets Ltd. and ABIC Biological Laboratories Ltd. (translated from Hebrew) (incorporated by reference to Exhibit 10.17 of Phibro Animal Health Corporation’s registration statement on Form S-1 filed on March 10, 2014 (File No. 333-194467)).

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

Exhibit 10.19

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

Exhibit 10.22

Continuing Employment Letter, dated November 2, 2020, by and between Richard G. Johnson and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.2 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2020 (File No. 001-36410)).

Exhibit 10.23

General Release and Separation Agreement, dated November 16, 2020, by and between Richard G. Johnson and Phibro Animal Health Corporation. (incorporated by reference to Exhibit 10.24 to Phibro Animal Health Corporation’s 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 25, 2021 (File No. 001-36410))

Exhibit 10.24

Severance Protection Letter, dated February 7, 2022, by and between Damian Finio and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.25 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2022 (File No. 001-36410))

Exhibit 21.1	List of Subsidiaries of Phibro Animal Health Corporation.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302.

Exhibit 31.2	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302.

Exhibit 32.1**	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906.

Exhibit 32.2**	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906.

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (embedded within the inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Phibro Animal Health Corporation

August 24, 2022	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Phibro Animal Health Corporation

August 24, 2022	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

August 24, 2022	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer

August 24, 2022	By:	/s/ Daniel M. Bendheim
Daniel M. Bendheim
Director and Executive Vice President,
Corporate Strategy

August 24, 2022	By:	/s/ Jonathan Bendheim
Jonathan Bendheim
Director and President, MACIE Region and
General Manager of Israel Operations

August 24, 2022	By:	/s/ Gerald K. Carlson
Gerald K. Carlson
Director

August 24, 2022	By:	/s/ E. Thomas Corcoran
E. Thomas Corcoran
Director

August 24, 2022	By:	/s/ Sam Gejdenson
Sam Gejdenson
Director

August 24, 2022	By:	/s/ Mary Lou Malanoski
Mary Lou Malanoski
Director

August 24, 2022	By:	/s/ Carol A. Wrenn
Carol A. Wrenn
Director