Form 10-Q
period 2022-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2022-11-09
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
For the Periods Ended September 30	2022	2021

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$232,521	$214,665
Cost of goods sold	163,875	149,987
Gross profit	68,646	64,678
Selling, general and administrative expenses	54,962	50,066
Operating income	13,684	14,612
Interest expense, net	3,067	2,889
Foreign currency losses, net	5,200	2,128
Income before income taxes	5,417	9,595
Provision for income taxes	1,561	3,061
Net income	$3,856	$6,534

Net income per share
basic and diluted	$0.10	$0.16
Weighted average common shares outstanding
basic and diluted	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
For the Periods Ended September 30	2022	2021

	(unaudited)
	(in thousands)
Net income	$3,856	$6,534
Change in fair value of derivative instruments	7,105	(29)
Foreign currency translation adjustment	(4,143)	(6,964)
Unrecognized net pension gains	176	117
Provision for income taxes	(1,820)	(22)
Other comprehensive income (loss)	1,318	(6,898)
Comprehensive income (loss)	$5,174	$(364)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
As of	2022	2022

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$76,280	$74,248
Short-term investments	10,000	17,000
Accounts receivable, net	142,728	166,537
Inventories, net	280,842	259,158
Other current assets	60,230	49,289
Total current assets	570,080	566,232
Property, plant and equipment, net	179,393	165,490
Intangibles, net	61,133	63,861
Goodwill	53,209	53,226
Other assets	84,563	82,890
Total assets	$948,378	$931,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$15,420	$15,000
Accounts payable	88,379	95,596
Accrued expenses and other current liabilities	68,700	80,236
Total current liabilities	172,499	190,832
Revolving credit facility	171,000	145,000
Long-term debt	280,738	272,925
Other liabilities	61,385	60,500
Total liabilities	685,622	669,257
Commitments and contingencies (Note 7)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at September 30, 2022, and June 30, 2022; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at September 30, 2022, and June 30, 2022	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,803	135,803
Retained earnings	246,744	247,748
Accumulated other comprehensive loss	(119,795)	(121,113)
Total stockholders’ equity	262,756	262,442
Total liabilities and stockholders’ equity	$948,378	$931,699

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
For the Periods Ended September 30	2022	2021

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,856	$6,534
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	8,450	7,854
Amortization of debt issuance costs	147	148
Deferred income taxes	(13)	(31)
Foreign currency losses, net	3,370	2,155
Other	(309)	70
Changes in operating assets and liabilities:
Accounts receivable, net	22,347	4,373
Inventories, net	(24,977)	(9,873)
Other current assets	(7,682)	14
Other assets	(31)	(741)
Accounts payable	(5,595)	514
Accrued expenses and other liabilities	(10,261)	(7,196)
Net cash (used in) provided by operating activities	(10,698)	3,821
INVESTING ACTIVITIES
Purchases of short-term investments	—	(32,000)
Maturities of short-term investments	7,000	19,000
Capital expenditures	(23,176)	(7,449)
Other, net	27	(217)
Net cash used in investing activities	(16,149)	(20,666)
FINANCING ACTIVITIES
Revolving credit facility borrowings	62,000	86,000
Revolving credit facility repayments	(36,000)	(71,000)
Proceeds from long-term debt	12,000	—
Payments of long-term debt	(3,750)	(1,875)
Debt issuance costs	(71)	—
Dividends paid	(4,860)	(4,860)
Net cash provided by financing activities	29,319	8,265
Effect of exchange rate changes on cash	(440)	(457)
Net increase (decrease) in cash and cash equivalents	2,032	(9,037)
Cash and cash equivalents at beginning of period	74,248	50,212
Cash and cash equivalents at end of period	$76,280	$41,175

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442
Comprehensive income	—	—	—	—	3,856	1,318	5,174
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2022	40,503,608	$4	$—	$135,803	$246,744	$(119,795)	$262,756

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529
Comprehensive income (loss)	—	—	—	—	6,534	(6,898)	(364)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2021	40,503,608	$4	$—	$135,803	$219,689	$(122,191)	$233,305

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

The unaudited consolidated financial information for the three months ended September 30, 2022 and 2021, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission on August 24, 2022 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2022, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2022, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents. There were no common share equivalents in the periods included in the consolidated financial statements.

	Three Months
For the Periods Ended September 30	2022	2021
Net income	$3,856	$6,534

Weighted average number of shares – basic and diluted	40,504	40,504

Net income per share - basic and diluted	$0.10	$0.16

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

ASU 2020-04 and 2021-01, Reference Rate Reform (Topic 848), provide optional expedients to GAAP guidance if certain criteria are met, for contracts, hedging relationships and derivative instruments that reference the London Interbank Offered Rate (“LIBOR”) planned to be discontinued by rate reform. In November 2022, we amended our 2021 Credit Agreement and intend to amend our 2020 interest rate swap agreement to replace LIBOR as the interest rate benchmark with the Secured Overnight Financing Rate (“SOFR”), as provided for under ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the SOFR Overnight Index Swap (OIS) Rate as a Benchmark for Hedge Accounting Purposes. We intend to apply the optional expedient to treat the amendment as a continuation of existing contracts during the three months ending December 31, 2022.

3.  Statements of Operations—Additional Information

Disaggregated revenue, deferred revenue and customer payment terms

We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture, and dogs. The products help prevent, control and treat diseases and support nutrition to help improve animal health and well-being. The animal health and mineral nutrition products are sold directly to integrated poultry, cattle, and swine integrators and through commercial animal feed manufacturers, wholesalers, distributors and veterinarians. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused on regions where the majority of livestock production is consolidated in large commercial farms.

We have a diversified portfolio of products that are classified within our three business segments—Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.

Animal Health

The Animal Health business develops, manufactures and markets products in three main categories:

●	MFAs and other: MFAs and other products primarily consist of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products. The MFAs and other category also include other antibacterial products and processing aids used in the ethanol fermentation industry.
●	Nutritional specialties: Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. We are also a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers.
●	Vaccines: Our vaccines are primarily focused on preventing diseases in poultry and swine. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and autogenous

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vaccine products, as well as adjuvants to vaccine manufacturers. We have also developed and market an innovative and proprietary delivery platform for vaccines.

Mineral Nutrition

The Mineral Nutrition business is comprised of formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, swine, and beef and dairy cattle.

Performance Products

The Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries.

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months
For the Periods Ended September 30	2022	2021
Animal Health
MFAs and other	$92,790	$83,758
Nutritional specialties	39,054	35,997
Vaccines	23,015	21,249
Total Animal Health	$154,859	$141,004
Mineral Nutrition	59,646	54,432
Performance Products	18,016	19,229
Total	$232,521	$214,665

Net Sales by Region

	Three Months
For the Periods Ended September 30	2022	2021
United States	$135,804	$126,319
Latin America and Canada	52,246	42,660
Europe, Middle East and Africa	29,517	30,935
Asia Pacific	14,954	14,751
Total	$232,521	$214,665

Net sales by region are based on country of destination.

Deferred revenue was $1,601 and $2,051 as of September 30, 2022, and June 30, 2022, respectively. Accrued expenses and other current liabilities included $458 and $822 of the total deferred revenue as of September 30, 2022, and June 30, 2022, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and exclude any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense

	Three Months
For the Periods Ended September 30	2022	2021
Interest expense, net
Term loan	$1,738	$2,273
Revolving credit facility	1,809	599
Amortization of debt issuance costs	147	148
Other	1	45
Interest expense	3,695	3,065
Interest income	(628)	(176)
	$3,067	$2,889

Depreciation and Amortization

	Three Months
For the Periods Ended September 30	2022	2021
Depreciation and amortization
Depreciation of property, plant and equipment	$6,051	$5,714
Amortization of intangible assets	2,396	2,135
Amortization of other assets	3	5
	$8,450	$7,854

4.  Balance Sheets—Additional Information

	September 30,	June 30,
As of	2022	2022
Inventories
Raw materials	$94,943	$87,030
Work-in-process	17,389	15,468
Finished goods	168,510	156,660
	$280,842	$259,158

	September 30,	June 30,
As of	2022	2022
Other assets
ROU operating lease assets	$36,259	$37,680
Deferred income taxes	5,453	5,849
Deposits	5,868	5,905
Insurance investments	6,012	5,984
Equity method investments	4,580	4,362
Derivative instruments	16,532	12,976
Debt issuance costs	1,342	1,436
Other	8,517	8,698
	$84,563	$82,890

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,	June 30,
As of	2022	2022
Accrued expenses and other current liabilities
Employee related	$26,646	$34,278
Current operating lease liabilities	5,674	6,051
Commissions and rebates	6,128	7,125
Professional fees	4,529	5,493
Income and other taxes	6,598	7,211
Insurance-related	1,223	1,174
Other	17,902	18,904
	$68,700	$80,236

	September 30,	June 30,
As of	2022	2022
Other liabilities
Long-term operating lease liabilities	$30,287	$31,508
Long-term and deferred income taxes	11,584	9,264
Supplemental retirement benefits, deferred compensation and other	7,453	7,368
U.S. pension plan	1,791	1,793
International retirement plans	4,354	4,620
Other long-term liabilities	5,916	5,947
	$61,385	$60,500

	September 30,	June 30,
As of	2022	2022
Accumulated other comprehensive loss
Derivative instruments	$27,996	$20,891
Foreign currency translation adjustment	(123,177)	(119,034)
Unrecognized net pension losses	(24,032)	(24,208)
Provision for income taxes on derivative instruments	(7,057)	(5,281)
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(1,691)	(1,647)
	$(119,795)	$(121,113)

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

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of September 30, 2022, we were in compliance with the financial covenants.

As of September 30, 2022, we had $171,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,479, leaving $76,521 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converted the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The agreement matured in June 2022. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 8 — Derivatives.”

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

As of September 30, 2022, the interest rates for the 2021 Revolver and the 2021 Term A Loan were 4.56% and 2.37%, respectively. The weighted-average interest rates for the 2021 Revolver were 3.92% and 1.83% for the three months ended September 30, 2022 and 2021, respectively. The weighted-average interest rates for the 2021 Term A Loan were 2.37% and 2.98% for three months ended September 30, 2022 and 2021, respectively.

Other Long-Term Debt

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The 2022 Term Loan matures in September 2027. The interest rate per annum applicable to the 2022 Term Loan is based on a fluctuating rate of interest, at the Company’s election from time to time, equal to either (i) one-month Adjusted SOFR plus 1.0%, or (ii) a base rate determined by reference to the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.5%. The 2022 Term Loan is repayable in monthly installments of $35, with the balance payable at maturity. The initial interest rate was 5.37%.

Maturities of Long-Term Debt

	September 30,	June 30,
As of	2022	2022
2021 Term A Loan due April 2026	$285,000	$288,750
2022 Term Loan due September 2027	12,000	-
	297,000	288,750
Unamortized debt issuance costs	(842)	(825)
	296,158	287,925
Less: current maturities	(15,420)	(15,000)
	$280,738	$272,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $780 and $829 during the three months ended September 30, 2022 and 2021, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, to be approximately $4,293 and $4,287 at September 30, 2022, and June 30, 2022, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

Development Agreements

We have entered into various licensing agreements for the development, manufacture and commercialization of certain companion animal products. Under the agreements, we may be liable for future payments upon the achievement of certain development milestones and as a percentage of net sales.

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

In July 2017, we entered into an interest rate swap agreement on the first $150,000 of notional principal that effectively converted the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.8325%. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement matured in June 2022. In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converts the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. The March 2020 agreement increased the notional principal amount of $300,000 beginning in June 2022 and is in effect through June 2025, and effectively converts the floating LIBOR portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.62%.

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

	September 30,	June 30,
As of	2022	2022
Other current assets
Brazil Real options, net	$434	$498
Interest rate swaps	11,029	7,417
Other assets
Brazil Real options, net	—	104
Interest rate swaps	16,532	12,871
Total Fair Value
Brazil Real options, net	434	602
Interest rate swaps	27,561	20,288

Notional amounts of the derivatives as of the balance sheet date were:

	September 30,
As of	2022
Brazil Real call options	R$	58,000
Brazil Real put options	R$	(58,000)
Interest rate swaps		$300,000

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the periods ended September 30, 2022 and 2021 included the effects of derivatives as follows:

	Three Months
For the Periods Ended September 30	2022	2021
Brazil Real options, net
Expense recorded in consolidated statements of operations	$438	$428
Consolidated statement of operations - total cost of goods sold	$163,875	$149,987
Expense recorded in OCI	$168	$767
Interest rate swaps
(Income) expense recorded in consolidated statements of operations	$(1,211)	$868
Consolidated statement of operations - total interest expense, net	$3,067	$2,889
Income recorded in OCI	$(7,273)	$(738)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of September 30, 2022, included realized net losses of $456 related to matured contracts. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next eighteen months.

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

Fair Value of Assets (Liabilities)

As of	September 30, 2022			June 30, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$10,000	$—	$—	$17,000	$—	$—
Foreign currency derivatives	$—	$434	$—	$—	$602	$—
Interest rate swaps	$—	$27,561	$—	$—	$20,288	$—

There were no transfers between levels during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  Business Segments

We evaluate performance and allocate resources, based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to these segments and we refer to these items as Corporate. We do not allocate Corporate costs or assets to the segments because they are not used to evaluate the segments’ operating results or financial position. Corporate includes certain costs related to executive management, business technology, legal, finance, human resources and business development.

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

	Three Months
For the Periods Ended September 30	2022	2021
Net sales
Animal Health	$154,859	$141,004
Mineral Nutrition	59,646	54,432
Performance Products	18,016	19,229
Total segments	$232,521	$214,665

Depreciation and amortization
Animal Health	$6,911	$6,420
Mineral Nutrition	655	639
Performance Products	442	419
Total segments	$8,008	$7,478
Adjusted EBITDA
Animal Health	$26,964	$27,637
Mineral Nutrition	5,297	4,533
Performance Products	2,364	2,138
Total segments	$34,625	$34,308
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$5,417	$9,595
Interest expense, net	3,067	2,889
Depreciation and amortization – Total segments	8,008	7,478
Depreciation and amortization – Corporate	442	376
Corporate costs	12,491	11,842
Foreign currency losses, net	5,200	2,128
Adjusted EBITDA – Total segments	$34,625	$34,308

	September 30,	June 30,
As of	2022	2022
Identifiable assets
Animal Health	$650,436	$654,862
Mineral Nutrition	93,988	87,379
Performance Products	50,926	39,490
Total segments	795,350	781,731
Corporate	153,028	149,968
Total	$948,378	$931,699

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax-related assets and certain other assets.

11. Subsequent Event

In November 2022, we amended our 2021 Credit Agreement to increase the revolving credit facility to a maximum of $310,000 from the previous $250,000. We also adopted SOFR as the reference for the fluctuating rate of interest on the 2021 Revolver, replacing the LIBOR reference rate. All other terms and conditions of the 2021 Credit Agreement were unchanged. We intend to amend the 2021 Term A Loan and the 2020 interest rate swap agreement to adopt SOFR as the interest rate benchmark during the three months ending December 31, 2022. We expect the interest rate swap to remain highly effective and will continue to apply hedge accounting.

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

Overview of our business

Phibro Animal Health Corporation is a global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture, and dogs. Our products help prevent, control and treat diseases, and support nutrition to help improve health and well-being. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries.

Armed Conflict between Russia and Ukraine

In response to the armed conflict between Russia and Ukraine that began in February 2022, we and our employees have provided support to Ukraine in the form of monetary donations, free products and humanitarian services. Our limited intent for the Russian market is to continue to provide medicines and vaccines, and related regulatory and technical support, to help existing customers combat disease challenges in the production of food animals on their farms. We have no production or direct distribution operations and no planned investments in Russia.

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

Regulatory Developments

In April 2016, the Food and Drug Administration (“FDA”) began initial steps to withdraw approval of carbadox (the active ingredient in our Mecadox product) via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in animal tissues for longer than previously determined. In the years following, Phibro has continued an ongoing process of responding collaboratively and transparently to the FDA’s Center for Veterinary Medicine (“CVM”) inquiries and has provided extensive and meticulous research and data that confirmed the safety of carbadox. In July 2020, the FDA announced it would not proceed to a hearing on the scientific concerns raised in the 2016 NOOH, consistent with the normal regulatory procedure, but instead announced that it was withdrawing the 2016 NOOH and issuing a proposed order to review the regulatory method for carbadox. Phibro reiterated the safety of carbadox and the appropriateness of the regulatory method and offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method.

In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended September 30, 2022, were $20 million. As of the date of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers. For additional information, see also “Business – Compliance with Government Regulations – United States – Carbadox”; and “Business – Compliance with Government Regulations – Global policy and guidance” in Item 1 of our Annual Report.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months
For the Periods Ended September 30	2022	2021	Change

	(in thousands, except per share amounts and percentages)
Net sales	$232,521	$214,665	$17,856	8%
Gross profit	68,646	64,678	3,968	6%
Selling, general and administrative expenses	54,962	50,066	4,896	10%
Operating income	13,684	14,612	(928)	(6)%
Interest expense, net	3,067	2,889	178	6%
Foreign currency losses, net	5,200	2,128	3,072	*
Income before income taxes	5,417	9,595	(4,178)	(44)%
Provision for income taxes	1,561	3,061	(1,500)	(49)%
Net income	$3,856	$6,534	$(2,678)	(41)%

Net income per share
basic and diluted	$0.10	$0.16	$(0.07)	(41)%

Weighted average number of shares outstanding
basic and diluted	40,504	40,504

Ratio to net sales
Gross profit	29.5%	30.1%
Selling, general and administrative expenses	23.6%	23.3%
Operating income	5.9%	6.8%
Income before income taxes	2.3%	4.5%
Net income	1.7%	3.0%
Effective tax rate	28.8%	31.9%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2022	2021	Change

Net sales	(in thousands, except percentages)
MFAs and other	$92,790	$83,758	$9,032	11%
Nutritional specialties	39,054	35,997	3,057	8%
Vaccines	23,015	21,249	1,766	8%
Animal Health	154,859	141,004	13,855	10%
Mineral Nutrition	59,646	54,432	5,214	10%
Performance Products	18,016	19,229	(1,213)	(6)%
Total	$232,521	$214,665	$17,856	8%

Adjusted EBITDA
Animal Health	$26,964	$27,637	$(673)	(2)%
Mineral Nutrition	5,297	4,533	764	17%
Performance Products	2,364	2,138	226	11%
Corporate	(12,491)	(11,842)	(649)	5%
Total	$22,134	$22,466	$(332)	(1)%

Adjusted EBITDA ratio to segment net sales
Animal Health	17.4%	19.6%
Mineral Nutrition	8.9%	8.3%
Performance Products	13.1%	11.1%
Corporate(1)	(5.4)%	(5.5)%
Total(1)	9.5%	10.5%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2022	2021	Change

	(in thousands, except percentages)
Net income	$3,856	$6,534	$(2,678)	(41)%
Interest expense, net	3,067	2,889	178	6%
Provision for income taxes	1,561	3,061	(1,500)	(49)%
Depreciation and amortization	8,450	7,854	596	8%
EBITDA	16,934	20,338	(3,404)	(17)%
Foreign currency losses, net	5,200	2,128	3,072	*
Adjusted EBITDA	$22,134	$22,466	$(332)	(1)%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended September 30, 2022 and 2021

Net sales

Net sales of $232.5 million for the three months ended September 30, 2022, increased $17.9 million, or 8%, as compared to the three months ended September 30, 2021. Animal Health and Mineral Nutrition increased $13.9 million and $5.2 million, respectively. Performance Products decreased $1.2 million.

Animal Health

Net sales of $154.9 million for the three months ended September 30, 2022, increased $13.9 million, or 10%. Net sales of MFAs and other increased $9.0 million, or 11%, primarily driven by increased sales of processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products increased $3.1 million, or 8%, due mostly to higher demand for dairy products. Net sales of vaccines increased $1.8 million, or 8%, due to increased domestic demand.

Mineral Nutrition

Net sales of $59.6 million for the three months ended September 30, 2022, increased $5.2 million, or 10%, primarily driven by higher average selling prices of trace minerals. The increase in average selling prices is correlated to the movement of the underlying raw material costs.

Performance Products

Net sales of $18.0 million for the three months ended September 30, 2022, decreased $1.2 million, or 6%, as a result of lower demand for copper-based products, partially offset by higher volumes of ingredients for personal care products and higher average selling prices of copper-based products.

Gross profit

Gross profit of $68.6 million for the three months ended September 30, 2022, increased $4.0 million, or 6%, as compared to the three months ended September 30, 2021. Gross margin decreased 60 basis points to 29.5% of net sales for the three months ended September 30, 2022, as compared to 30.1% for the three months ended September 30, 2021, due primarily to changes in product and geographical mix.

Animal Health gross profit increased $2.5 million, primarily driven by higher sales volume, offset by increased raw material and logistics costs. Mineral Nutrition gross profit increased $0.9 million, driven primarily by higher average selling prices, partially offset by an increase in raw material costs. Performance Products gross profit increased $0.5 million as a result of higher sales volumes of ingredients for personal care products, partially offset by increased raw material and production costs of copper-based products.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $55.0 million for the three months ended September 30, 2022, increased $4.9 million, or 10%, as compared to the three months ended September 30, 2021.

Animal Health SG&A increased $3.7 million, primarily due to an increase in the number of employees and employee-related costs. Mineral Nutrition and Performance Products SG&A increased $0.1 million and $0.3 million, respectively. Corporate costs increased by $0.8 million, driven by net changes in costs related to, but not limited to, employees, professional fees, technology and strategic investments.

Interest expense, net

Interest expense, net of $3.1 million for the three months ended September 30, 2022, increased by $0.2 million, as compared to the three months ended September 30, 2021, as a result of increased variable interest rates.

Foreign currency losses, net

Foreign currency losses, net for the three months ended September 30, 2022, were $5.2 million, as compared to $2.1 million of net losses for the three months ended September 30, 2021. Current period losses were mostly driven by the movement of the Brazilian and Argentine currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $1.6 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rate was 28.8% and 31.9% for the three months ended September 30, 2022 and 2021, respectively. The current provision for income taxes was impacted by the final foreign tax credit regulations that went into effect on July 1, 2022. The provision for income taxes during the three months ended September 30, 2022, included a $0.9 million benefit related to exchange rate differences on intercompany dividends and a $0.2 million expense from changes in uncertain tax positions related to prior years. The effective income tax rate, without these items, would have been 42.8% for the three months ended September 30, 2022. The provision for income taxes during the three months ended September 30, 2021, included a $0.4 million expense resulting from changes in uncertain tax positions related to prior years. The effective income tax rate, without this expense, would have been 27.4% for the three months ended September 30, 2021.

Net income

Net income of $3.9 million for the three months ended September 30, 2022, decreased $2.7 million, as compared to net income of $6.5 million for the three months ended September 30, 2021. Operating income decreased $0.9 million, driven by higher SG&A, partially offset by favorable gross profit. The increase in gross profit was due to higher product demand and higher selling prices. Interest expense, net increased slightly and foreign currency losses, net increased $3.1 million. Income tax expense decreased by $1.5 million.

Adjusted EBITDA

Adjusted EBITDA of $22.1 million for the three months ended September 30, 2022, decreased $0.3 million, as compared to the three months ended September 30, 2021. Animal Health Adjusted EBITDA decreased $0.7 million due to higher SG&A, partially offset by higher revenue and gross profit. Mineral Nutrition Adjusted EBITDA increased $0.8 million, driven by increased gross profit. Performance Products Adjusted EBITDA increased $0.2 million due to a favorable sales mix, partially offset by increased SG&A. Corporate expenses increased $0.6 million, driven by net changes in costs related to, but not limited to, employees, professional fees, technology and strategic investments.

Analysis of financial condition, liquidity and capital resources

Net increase in cash and cash equivalents was:

	Three Months
For the Periods Ended September 30	2022	2021	Change

	(in thousands)
Cash provided by (used in):
Operating activities	$(10,698)	$3,821	$(14,519)
Investing activities	(16,149)	(20,666)	4,517
Financing activities	29,319	8,265	21,054
Effect of exchange-rate changes on cash and cash equivalents	(440)	(457)	17
Net increase (decrease) in cash and cash equivalents	$2,032	$(9,037)	$11,069

Certain amounts may reflect rounding adjustments.

Net cash provided by operating activities was comprised of:

	Three Months
For the Periods Ended September 30	2022	2021	Change

	(in thousands)
EBITDA	$16,934	$20,338	$(3,404)
Adjustments:
Foreign currency losses, net	5,200	2,128	3,072
Interest paid, net	(2,906)	(2,700)	(206)
Income taxes paid	(3,802)	(2,977)	(825)
Changes in operating assets and liabilities and other items	(26,124)	(12,968)	(13,156)
Net cash (used in) provided by operating activities	$(10,698)	$3,821	$(14,519)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities used $10.7 million of net cash for the three months ended September 30, 2022. Cash provided by net income and non-cash items, including depreciation and amortization, was $15.5 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $26.2 million. Cash provided by receivables was $22.3 million as a result of quarterly variations in sales levels and a favorable reduction in days sales outstanding. Cash used for inventory was $25.0 million due to increased cost for raw material and production costs, forecasted future demand and internal production schedules. Other current assets used $7.7 million of cash, primarily due to prepayment of taxes and inventory. Accounts payable used $5.6 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities used cash of $10.3 million primarily due to employee-related liabilities.

Investing activities

Investing activities used $16.1 million of net cash for the three months ended September 30, 2022. Capital expenditures totaled $23.2 million as we continued to invest in expanding production capacity and productivity improvements and included $15.0 million for the purchase of additional land and building at an operating facility. Maturities of our short-term investments provided $7.0 million in cash.

Financing activities

Financing activities provided $29.3 million of net cash for the three months ended September 30, 2022. Net borrowings on our 2021 Revolver provided $26.0 million. We paid $3.8 million in scheduled debt maturities. Proceeds from the 2022 Term Loan provided $12.0 million. We paid $4.9 million in dividends to holders of our Class A and Class B common stock.

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under the 2021 Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. We are aware of the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will comply with the terms of the covenants under the 2021 Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including those caused by COVID-19. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:

	September 30,	June 30,
As of	2022	2022

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$86,280	$91,248
Working capital	326,721	299,152
Ratio of current assets to current liabilities	3.08:1	2.70:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of September 30, 2022, we had $171.0 million in outstanding borrowings under the 2021 Revolver and had outstanding letters of credit and other commitments of $2.5 million, leaving $76.5 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities. In November 2022, we increased the amount available under the 2021 Revolver by $60.0 million, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock, payable on December 21, 2022. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of September 30, 2022, our cash and cash equivalents and short-term investments included $81.1 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

As of September 30, 2022, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2022.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 8, 2022, the Company entered into Amendment No. 1 (the “First Amendment”) to our 2021 Credit Agreement (as amended by the First Amendment, the “Credit Agreement”) among the Company, certain of its subsidiaries acting as guarantors, Bank of America, N.A., as administrative agent, and each lender party thereto.

The First Amendment amends the 2021 Credit Agreement to, among other things: (i) increase the aggregate amount of commitments under the revolving credit facility to $310,000,000 and (ii) replace the London interbank offered rate (LIBOR) with the forward-looking term rate based on the secured overnight financing rate (SOFR) as the interest rate benchmark. The Company may continue, at its option, to also borrow revolving loans under the 2021 Credit Agreement that incur interest based on the Base Rate (as defined in the Credit Agreement). Other than as set forth above, there have been no changes to the terms and conditions of the 2021 Credit Agreement.

The foregoing is a summary of the terms of the First Amendment and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is attached as Exhibit 10.1, and is incorporated by reference herein.

The First Amendment has been included as an exhibit to this Quarterly Report on Form 10-Q to provide information regarding its terms. The First Amendment contains representations and warranties that the parties thereto made to the other parties thereto as of specific dates. The assertions embodied in the representations and warranties in the First Amendment were made solely for purposes of the contract among the respective parties, and each may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating the terms thereof. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to shareholders or may have been used for the purpose of allocating risk among the parties rather than establishing matters as facts.

Item 6.Exhibits

Exhibit 10.1	First Amendment to Amended and Restated Credit Agreement, among Phibro Animal Health Corporation, Bank of America, N.A. and each lender party thereto, dated as of November 8, 2022
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101 .INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phibro Animal Health Corporation

November 9, 2022	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

November 9, 2022	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer