Form 10-Q
period 2022-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2023-02-08
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 3, 2023, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
For the Periods Ended December 31	2022	2021	2022	2021

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$244,646	$232,712	$477,167	$447,377
Cost of goods sold	167,261	162,040	331,136	312,027
Gross profit	77,385	70,672	146,031	135,350
Selling, general and administrative expenses	61,541	48,378	116,503	98,444
Operating income	15,844	22,294	29,528	36,906
Interest expense, net	3,884	2,953	6,951	5,842
Foreign currency (gains) losses, net	(149)	(4,189)	5,051	(2,061)
Income before income taxes	12,109	23,530	17,526	33,125
Provision for income taxes	4,899	6,065	6,460	9,126
Net income	$7,210	$17,465	$11,066	$23,999

Net income per share
basic and diluted	$0.18	$0.43	$0.27	$0.59
Weighted average common shares outstanding
basic and diluted	40,504	40,504	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Six Months
For the Periods Ended December 31	2022	2021	2022	2021

	(unaudited)
	(in thousands)
Net income	$7,210	$17,465	$11,066	$23,999
Change in fair value of derivative instruments	(1,536)	4,810	5,569	4,781
Foreign currency translation adjustment	4,271	(10,311)	128	(17,275)
Unrecognized net pension gains	192	117	368	234
(Provision) benefit for income taxes	337	(1,231)	(1,483)	(1,253)
Other comprehensive income (loss)	3,264	(6,615)	4,582	(13,513)
Comprehensive income	$10,474	$10,850	$15,648	$10,486

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
As of	2022	2022

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$68,422	$74,248
Short-term investments	10,000	17,000
Accounts receivable, net	151,830	166,537
Inventories, net	288,984	259,158
Other current assets	62,453	49,289
Total current assets	581,689	566,232
Property, plant and equipment, net	186,122	165,490
Intangibles, net	59,064	63,861
Goodwill	53,228	53,226
Other assets	81,730	82,890
Total assets	$961,833	$931,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$15,420	$15,000
Accounts payable	80,487	95,596
Accrued expenses and other current liabilities	71,662	80,236
Total current liabilities	167,569	190,832
Revolving credit facility	184,000	145,000
Long-term debt	276,806	272,925
Other liabilities	65,088	60,500
Total liabilities	693,463	669,257
Commitments and contingencies (Note 7)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at December 31, 2022, and June 30, 2022; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at December 31, 2022, and June 30, 2022	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,803	135,803
Retained earnings	249,094	247,748
Accumulated other comprehensive loss	(116,531)	(121,113)
Total stockholders’ equity	268,370	262,442
Total liabilities and stockholders’ equity	$961,833	$931,699

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
For the Periods Ended December 31	2022	2021

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$11,066	$23,999
Adjustments to reconcile net income to
net cash (used) provided by operating activities:
Depreciation and amortization	16,949	15,855
Amortization of debt issuance costs	326	295
Deferred income taxes	(121)	(537)
Foreign currency gains, net	(875)	(2,890)
Gain on sale of investment	—	(1,203)
Other	(702)	259
Changes in operating assets and liabilities:
Accounts receivable, net	14,839	1,427
Inventories, net	(29,082)	(21,975)
Other current assets	(7,744)	(561)
Other assets	1,035	(2,578)
Accounts payable	(14,614)	13,859
Accrued expenses and other liabilities	(4,264)	(2,007)
Net cash (used) provided by operating activities	(13,187)	23,943
INVESTING ACTIVITIES
Purchases of short-term investments	(10,000)	(32,100)
Maturities of short-term investments	17,000	43,000
Capital expenditures	(32,995)	(15,139)
Cash proceeds from the sale of investment	—	1,353
Other, net	36	(212)
Net cash used by investing activities	(25,959)	(3,098)
FINANCING ACTIVITIES
Revolving credit facility borrowings	197,000	163,000
Revolving credit facility repayments	(158,000)	(151,000)
Proceeds from long-term debt	12,000	—
Payments of long-term debt	(7,605)	(3,750)
Debt issuance costs	(640)	—
Dividends paid	(9,720)	(9,721)
Payment of contingent consideration	—	(4,840)
Net cash (used) provided by financing activities	33,035	(6,311)
Effect of exchange rate changes on cash	285	(1,361)
Net (decrease) increase in cash and cash equivalents	(5,826)	13,173
Cash and cash equivalents at beginning of period	74,248	50,212
Cash and cash equivalents at end of period	$68,422	$63,385

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442
Comprehensive income	—	—	—	—	3,856	1,318	5,174
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2022	40,503,608	$4	$—	$135,803	$246,744	$(119,795)	$262,756
Comprehensive income	—	—	—	—	7,210	3,264	10,474
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of December 31, 2022	40,503,608	$4	$—	$135,803	$249,094	$(116,531)	$268,370

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529
Comprehensive income (loss)	—	—	—	—	6,534	(6,898)	(364)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2021	40,503,608	$4	$—	$135,803	$219,689	$(122,191)	$233,305
Comprehensive income (loss)	—	—	—	—	17,465	(6,615)	10,850
Dividends declared ($0.12 per share)	—	—	—	—	(4,861)	—	(4,861)
As of December 31, 2021	40,503,608	$4	$—	$135,803	$232,293	$(128,806)	$239,294

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(unaudited)

1.  Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer, and marketer of a broad range of animal health and mineral nutrition products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. The Company is also a manufacturer and marketer of performance products for use in the personal care, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” and similar expressions refer to Phibro and its subsidiaries.

The unaudited consolidated financial information for the three and six months ended December 31, 2022 and 2021, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission on August 24, 2022 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2022 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2022, there have been no material changes to any of the significant accounting policies contained therein.

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

	Three Months		Six Months
For the Periods Ended December 31	2022	2021	2022	2021
Net income	$7,210	$17,465	$11,066	$23,999

Weighted average number of shares – basic and diluted	40,504	40,504	40,504	40,504

Net income per share - basic and diluted	$0.18	$0.43	$0.27	$0.59

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

ASU 2020-04, 2021-01 and 2022-06, Reference Rate Reform (Topic 848), provide optional expedients to GAAP guidance if certain criteria are met for contracts, hedging relationships and derivative instruments that reference the London Interbank Offered Rate (“LIBOR”) planned to be discontinued by rate reform. In November 2022, we amended our 2021 Credit Agreement and our 2020 interest rate swap agreement to replace LIBOR as the interest rate benchmark with the Secured Overnight Financing Rate (“SOFR”), as provided for under ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the SOFR Overnight Index Swap (OIS) Rate as a Benchmark for Hedge Accounting Purposes. We applied the optional expedients to treat the amendments as a continuation of existing contracts at the time the amendments were executed.

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

Animal Health

The Animal Health business develops, manufactures and markets products in three main categories:

●	MFAs and other: MFAs and other products primarily consist of concentrated medicated products that are administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause bacterial infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products. The MFAs and other category also includes other antibacterial products and processing aids used in the ethanol fermentation industry.
●	Nutritional specialties: Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. We are also a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers.
●	Vaccines: Vaccine products are primarily focused on preventing diseases in poultry and swine. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

autogenous vaccine products, as well as adjuvants, for animal vaccine manufacturers. We have also developed and market an innovative and proprietary delivery platform for vaccines.

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Six Months
For the Periods Ended December 31	2022	2021	2022	2021
Animal Health
MFAs and other	$97,179	$91,724	$189,969	$175,482
Nutritional specialties	43,856	37,330	82,910	73,327
Vaccines	22,768	21,873	45,783	43,122
Total Animal Health	$163,803	$150,927	$318,662	$291,931
Mineral Nutrition	61,644	66,655	121,290	121,087
Performance Products	19,199	15,130	37,215	34,359
Total	$244,646	$232,712	$477,167	$447,377

Net Sales by Region

	Three Months		Six Months
For the Periods Ended December 31	2022	2021	2022	2021
United States	$149,386	$139,145	$285,190	$265,464
Latin America and Canada	53,820	48,013	106,066	90,674
Europe, Middle East and Africa	27,827	30,029	57,344	60,961
Asia Pacific	13,613	15,525	28,567	30,278
Total	$244,646	$232,712	$477,167	$447,377

Net sales by region are based on country of destination.

Deferred revenue was $1,505 and $2,051 as of December 31, 2022, and June 30, 2022, respectively. Accrued expenses and other current liabilities included $448 and $822 of the total deferred revenue as of December 31, 2022, and June 30, 2022, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and exclude any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense

	Three Months		Six Months
For the Periods Ended December 31	2022	2021	2022	2021
Interest expense, net
2021 Term A loan	$2,604	$2,264	$3,386	$4,537
Revolving credit facility	1,648	647	4,413	1,246
2022 Term loan	188	—	188	—
Amortization of debt issuance costs	179	147	326	295
Other	9	44	10	89
Interest expense	4,628	3,102	8,323	6,167
Interest income	(744)	(149)	(1,372)	(325)
	$3,884	$2,953	$6,951	$5,842

Depreciation and Amortization

	Three Months		Six Months
For the Periods Ended December 31	2022	2021	2022	2021
Depreciation and amortization
Depreciation of property, plant and equipment	$6,059	$5,864	$12,110	$11,578
Amortization of intangible assets	2,440	2,137	4,839	4,277
	$8,499	$8,001	$16,949	$15,855

4.  Balance Sheets—Additional Information

	December 31,	June 30,
As of	2022	2022
Inventories
Raw materials	$96,552	$87,030
Work-in-process	20,009	15,468
Finished goods	172,423	156,660
	$288,984	$259,158

	December 31,	June 30,
As of	2022	2022
Other assets
ROU operating lease assets	$35,759	$37,680
Deferred income taxes	6,311	5,849
Deposits	5,932	5,905
Insurance investments	6,073	5,984
Equity method investments	5,056	4,362
Derivative instruments	13,367	12,976
Debt issuance costs	1,656	1,436
Other	7,576	8,698
	$81,730	$82,890

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,	June 30,
As of	2022	2022
Accrued expenses and other current liabilities
Employee related	$27,338	$34,278
Current operating lease liabilities	5,748	6,051
Commissions and rebates	5,375	7,125
Professional fees	6,318	5,493
Income and other taxes	7,187	7,211
Insurance-related	1,180	1,174
Other	18,516	18,904
	$71,662	$80,236

	December 31,	June 30,
As of	2022	2022
Other liabilities
Long-term operating lease liabilities	$29,768	$31,508
Long-term and deferred income taxes	12,386	9,264
Supplemental retirement benefits, deferred compensation and other	7,543	7,368
U.S. pension plan	1,781	1,793
International retirement plans	4,436	4,620
Other long-term liabilities	9,174	5,947
	$65,088	$60,500

	December 31,	June 30,
As of	2022	2022
Accumulated other comprehensive loss
Derivative instruments	$26,460	$20,891
Foreign currency translation adjustment	(118,906)	(119,034)
Unrecognized net pension losses	(23,840)	(24,208)
Provision for income taxes on derivative instruments	(6,672)	(5,281)
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(1,739)	(1,647)
	$(116,531)	$(121,113)

5.  Debt

Term Loans and Revolving Credit Facilities

In April 2021, we entered into an amended and restated credit agreement (the “2021 Credit Agreement”) under which we had a term A loan in an aggregate initial principal amount of $300,000 (the “2021 Term A Loan”) and a revolving credit facility under which we could borrow up to an aggregate amount of $250,000, subject to the terms of the 2021 Credit Agreement (the “2021 Revolver” and together with the 2021 Term A Loan, the “2021 Credit Facilities”). In November 2022, we amended the 2021 Credit Facilities to increase the revolving commitments under the 2021 Revolver to an aggregate amount of $310,000 and adopt SOFR as the reference for the fluctuating rate of interest on the 2021 Credit Facilities, replacing the LIBOR reference rate. All other terms and conditions of the 2021 Credit Agreement were unchanged.

The 2021 Term A Loan is repayable in quarterly installments, with the balance payable at maturity. The 2021 Revolver contains a letter of credit facility. The interest rate per annum applicable to the loans under the 2021 Credit Facilities is based on a fluctuating rate of interest plus an applicable rate equal to 2.00%, 1.75% or 1.50% in the case of adjusted SOFR rate loans and 1.00%, 0.75% or 0.50% in the case of base rate loans. The applicable rates are based on the First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement). The 2021 Credit Facilities mature in April 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of December 31, 2022, we were in compliance with the financial covenants.

As of December 31, 2022, we had $184,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,479, leaving $123,521 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converted the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.83%. The agreement matured in June 2022. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 8 — Derivatives.”

In March 2020, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converted the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. In July 2022, this agreement increased to a notional principal amount of $300,000. In November 2022, we amended the March 2020 interest rate swap agreement to convert the floating portion of our interest obligation to SOFR. The agreement effectively converts the floating portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.61% through June 2025. We have designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 8 — Derivatives.”

As of December 31, 2022, the interest rates for the 2021 Revolver and the 2021 Term A Loan were 5.76% and 2.36%, respectively. The weighted-average interest rates for the 2021 Revolver were 4.57% and 1.83% for the six months ended December 31, 2022 and 2021, respectively. The weighted-average interest rates for the 2021 Term A Loan were 2.37% and 2.98% for six months ended December 31, 2022 and 2021, respectively.

Other Long-Term Debt

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The 2022 Term Loan matures in September 2027. The interest rate per annum applicable to the 2022 Term Loan is based on a fluctuating rate of interest, at the Company’s election from time to time, equal to either (i) one-month Adjusted SOFR plus 1.00%, or (ii) a base rate determined by reference to the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.50%. The 2022 Term Loan is repayable in monthly installments of $35, with the balance payable at maturity. The weighted-average interest rate was 5.74% for the period during which the 2022 Term Loan was outstanding during the six months ended December 31, 2022.

Maturities of Long-Term Debt

	December 31,	June 30,
As of	2022	2022
2021 Term A Loan due April 2026	$281,250	$288,750
2022 Term Loan due September 2027	11,895	-
	293,145	288,750
Unamortized debt issuance costs	(919)	(825)
	292,226	287,925
Less: current maturities	(15,420)	(15,000)
	$276,806	$272,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $397 and $471 during the three months ended December 31, 2022 and 2021, and $1,177 and $1,300 during the six months ended December 31, 2022 and 2021, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

The United States Environmental Protection Agency (the “EPA”) is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility of our subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”). The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling (“OPOG”) to remediate the contaminated groundwater that has migrated from the Omega Chemical Site in accordance with a general remedy selected by the EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as potentially responsible parties (“PRPs”) due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

groundwater plume affected by the Omega Chemical Site. PAHC and Phibro-Tech have vigorously contested this position and have asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. In 2014, several members of OPOG filed a complaint under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site. In August 2022, the United States Department of Justice (the “DOJ”), on behalf of the EPA, sent Phibro-Tech and certain other PRPs a pre-litigation notice letter regarding potential CERCLA Sec. 107 cost recovery claims seeking unrecovered past costs related to the groundwater plume affected by the Omega Chemical Site, along with a declaration allocating liability for future costs.

In January 2023, the plaintiffs in the OPOG lawsuit, the EPA and certain defendants in the OPOG lawsuit, including Phibro-Tech, reached a tentative settlement that would provide for a “cash-out” settlement, with contribution protection, for Phibro-Tech and its affiliates (as well as certain other defendants) releasing Phibro-Tech and its affiliates from liability for contamination of the groundwater plume affected by the Omega Chemical Site (with certain exceptions), including past and future EPA response costs that were the subject of the letter sent by the DOJ on behalf of the EPA in August 2022. As part of the tentative settlement, Phibro-Tech would also resolve all claims for indemnification and contribution between Phibro-Tech and the successor to the prior owner of the Phibro-Tech site. The terms of the tentative settlement, which is subject to negotiation and court approval of a definitive settlement agreement, contemplate cash payments by Phibro-Tech and one of its affiliates, with the option for payments to be made in installments over several years with interest. In the three months ended December 31, 2022, we have recognized a reserve for the OPOG lawsuit representing the cash payments contemplated under the tentative settlement and other related costs, which is included in our consolidated statement of operations as selling, general and administrative expenses.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, including the reserve for the OPOG lawsuit referred to in the preceding paragraph, to be approximately $10,480 and $4,287 at December 31, 2022, and June 30, 2022, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

In July 2017, we entered into an interest rate swap agreement on the first $150,000 of notional principal that effectively converted the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.83%. The agreement matured in June 2022. In March 2020, we entered into an interest rate swap agreement on an additional $150,000 of notional principal that effectively converted the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. In July 2022, this agreement increased to a notional principal amount of $300,000. In November 2022, we amended the March 2020 interest rate swap agreement to convert the floating portion of our interest obligation to SOFR. The agreement effectively converts the floating portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.61% through June 2025. We have designated the interest rate swap as a highly effective cash flow hedge.

We have entered into foreign currency option contracts to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through August 2023. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

The consolidated balance sheet includes the net fair values of our outstanding foreign currency option contracts within the respective line items, based on the net financial position and maturity date of the individual contracts. The consolidated balance sheet includes the net fair values of our outstanding interest rate swap within the respective balance sheet line items, based on the expected timing of the cash flows. The consolidated balance sheet includes assets for the fair values of outstanding derivatives that are designated and effective as cash flow hedges as follows:

	December 31,	June 30,
As of	2022	2022
Other current assets
Brazil Real options, net	$453	$498
Interest rate swap	12,640	7,417
Other assets
Brazil Real options, net	—	104
Interest rate swap	13,367	12,871
Total Fair Value
Brazil Real options, net	453	602
Interest rate swap	26,007	20,288

Notional amounts of the derivatives as of the balance sheet date were:

	December 31,
As of	2022
Brazil Real call options	R$	40,000
Brazil Real put options	R$	(40,000)
Interest rate swap		$300,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the periods ended December 31, 2022 and 2021 included the effects of derivatives as follows:

	Three Months		Six Months
For the Periods Ended December 31	2022	2021	2022	2021
Brazil Real options, net
Expense recorded in consolidated statements of operations	$355	$99	$792	$527
Consolidated statement of operations - total cost of goods sold	$167,261	$162,040	$331,136	$312,027
Expense (income) recorded in OCI	$(18)	$(360)	$150	$407
Interest rate swap
Expense (income) recorded in consolidated statements of operations	$(2,298)	$874	$(3,508)	$1,742
Consolidated statement of operations - total interest expense, net	$3,884	$2,953	$6,951	$5,842
Expense (income) recorded in OCI	$1,554	$(4,450)	$(5,719)	$(5,188)

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of December 31, 2022, included realized net losses of $101 related to matured contracts. We anticipate the net losses included in inventory will be recognized in cost of goods sold within the next eighteen months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Assets

As of	December 31, 2022			June 30, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$10,000	$—	$—	$17,000	$—	$—
Foreign currency derivatives	$—	$453	$—	$—	$602	$—
Interest rate swap	$—	$26,007	$—	$—	$20,288	$—

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Six Months
For the Periods Ended December 31	2022	2021	2022	2021
Net sales
Animal Health	$163,803	$150,927	$318,662	$291,931
Mineral Nutrition	61,644	66,655	121,290	121,087
Performance Products	19,199	15,130	37,215	34,359
Total segments	$244,646	$232,712	$477,167	$447,377

Depreciation and amortization
Animal Health	$6,934	$6,517	$13,845	$12,937
Mineral Nutrition	659	660	1,314	1,299
Performance Products	453	437	895	856
Total segments	$8,046	$7,614	$16,054	$15,092
Adjusted EBITDA
Animal Health	$37,059	$33,696	$64,023	$61,333
Mineral Nutrition	4,399	5,525	9,696	10,058
Performance Products	2,292	1,324	4,656	3,462
Total segments	$43,750	$40,545	$78,375	$74,853
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$12,109	$23,530	$17,526	$33,125
Interest expense, net	3,884	2,953	6,951	5,842
Depreciation and amortization – Total segments	8,046	7,614	16,054	15,092
Depreciation and amortization – Corporate	453	387	895	763
Corporate costs	12,838	11,453	25,329	23,295
Environmental remediation costs	6,569	—	6,569	—
Gain on sale of investment	—	(1,203)	—	(1,203)
Foreign currency (gains) losses, net	(149)	(4,189)	5,051	(2,061)
Adjusted EBITDA – Total segments	$43,750	$40,545	$78,375	$74,853

	December 31,	June 30,
As of	2022	2022
Identifiable assets
Animal Health	$670,336	$654,862
Mineral Nutrition	95,190	87,379
Performance Products	51,097	39,490
Total segments	816,623	781,731
Corporate	145,210	149,968
Total	$961,833	$931,699

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business is uncertain at the current time due to the fluid nature of the conflict. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our annual sales to Russia and Ukraine represent approximately 1% of consolidated net sales.

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

In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended December 31, 2022, were $20.0 million. As of the date of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers. For additional information, see also “Business - Compliance with Government Regulations - United States - Carbadox”; and “Business - Compliance with Government Regulations - Global policy and guidance” in Item 1 of our Annual Report.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Six Months
For the Periods Ended December 31	2022	2021	Change		2022	2021	Change

		(in thousands, except per share amounts and percentages)
Net sales	$244,646	$232,712	$11,934	5%	$477,167	$447,377	$29,790	7%
Gross profit	77,385	70,672	6,713	9%	146,031	135,350	10,681	8%
Selling, general and administrative expenses	61,541	48,378	13,163	27%	116,503	98,444	18,059	18%
Operating income	15,844	22,294	(6,450)	(29)%	29,528	36,906	(7,378)	(20)%
Interest expense, net	3,884	2,953	931	32%	6,951	5,842	1,109	19%
Foreign currency (gains) losses, net	(149)	(4,189)	4,040	*	5,051	(2,061)	7,112	*
Income before income taxes	12,109	23,530	(11,421)	(49)%	17,526	33,125	(15,599)	(47)%
Provision for income taxes	4,899	6,065	(1,166)	(19)%	6,460	9,126	(2,666)	(29)%
Net income	$7,210	$17,465	$(10,255)	(59)%	$11,066	$23,999	$(12,933)	(54)%

Net income per share
basic and diluted	$0.18	$0.43	$(0.25)	(59)%	$0.27	$0.59	$(0.32)	(54)%

Weighted average number of shares outstanding
basic and diluted	40,504	40,504			40,504	40,504

Ratio to net sales
Gross profit	31.6%	30.4%			30.6%	30.3%
Selling, general and administrative expenses	25.2%	20.8%			24.4%	22.0%
Operating income	6.5%	9.6%			6.2%	8.2%
Income before income taxes	4.9%	10.1%			3.7%	7.4%
Net income	2.9%	7.5%			2.3%	5.4%
Effective tax rate	40.5%	25.8%			36.9%	27.6%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2022	2021	Change		2022	2021	Change

Net sales			(in thousands, except percentages)
MFAs and other	$97,179	$91,724	$5,455	6%	$189,969	$175,482	$14,487	8%
Nutritional specialties	43,856	37,330	6,526	17%	82,910	73,327	9,583	13%
Vaccines	22,768	21,873	895	4%	45,783	43,122	2,661	6%
Animal Health	163,803	150,927	12,876	9%	318,662	291,931	26,731	9%
Mineral Nutrition	61,644	66,655	(5,011)	(8)%	121,290	121,087	203	0%
Performance Products	19,199	15,130	4,069	27%	37,215	34,359	2,856	8%
Total	$244,646	$232,712	$11,934	5%	$477,167	$447,377	$29,790	7%

Adjusted EBITDA
Animal Health	$37,059	$33,696	$3,363	10%	$64,023	$61,333	$2,690	4%
Mineral Nutrition	4,399	5,525	(1,126)	(20)%	9,696	10,058	(362)	(4)%
Performance Products	2,292	1,324	968	73%	4,656	3,462	1,194	34%
Corporate	(12,838)	(11,453)	(1,385)	12%	(25,329)	(23,295)	(2,034)	9%
Total	$30,912	$29,092	$1,820	6%	$53,046	$51,558	$1,488	3%

Adjusted EBITDA ratio to segment net sales
Animal Health	22.6%	22.3%			20.1%	21.0%
Mineral Nutrition	7.1%	8.3%			8.0%	8.3%
Performance Products	11.9%	8.8%			12.5%	10.1%
Corporate(1)	(5.2)%	(4.9)%			(5.3)%	(5.2)%
Total(1)	12.6%	12.5%			11.1%	11.5%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2022	2021	Change		2022	2021	Change

			(in thousands, except percentages)
Net income	$7,210	$17,465	$(10,255)	(59)%	$11,066	$23,999	$(12,933)	(54)%
Interest expense, net	3,884	2,953	931	32%	6,951	5,842	1,109	19%
Provision for income taxes	4,899	6,065	(1,166)	(19)%	6,460	9,126	(2,666)	(29)%
Depreciation and amortization	8,499	8,001	498	6%	16,949	15,855	1,094	7%
EBITDA	24,492	34,484	(9,992)	(29)%	41,426	54,822	(13,396)	(24)%
Environmental remediation costs	6,569	—	6,569	*	6,569	—	6,569	*
Gain on sale of investment	—	(1,203)	1,203	*	—	(1,203)	1,203	*
Foreign currency (gains) losses, net	(149)	(4,189)	4,040	*	5,051	(2,061)	7,112	*
Adjusted EBITDA	$30,912	$29,092	$1,820	6%	$53,046	$51,558	$1,488	3%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended December 31, 2022 and 2021

Net sales

Net sales of $244.6 million for the three months ended December 31, 2022, increased $11.9 million, or 5%, as compared to the three months ended December 31, 2021. Animal Health and Performance Products increased $12.9 million and $4.1 million, respectively. Mineral Nutrition decreased $5.0 million.

Animal Health

Net sales of $163.8 million for the three months ended December 31, 2022, increased $12.9 million, or 9%. Net sales of MFAs and other increased $5.5 million, or 6%, due to increased demand for our MFAs in Latin America and for processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products increased $6.5 million, or 17%, due mostly to higher domestic demand and higher average selling prices for dairy products, along with growth in the companion animal product. Net sales of vaccines increased $0.9 million, or 4%, due to increased demand.

Mineral Nutrition

Net sales of $61.6 million for the three months ended December 31, 2022, decreased $5.0 million, or 8%, driven by a decrease in demand for trace minerals, partially offset by higher average selling prices. The increase in average selling prices is correlated to the movement of the underlying raw material costs.

Performance Products

Net sales of $19.2 million for the three months ended December 31, 2022, increased $4.1 million, or 27%, primarily as a result of increased demand for copper-based products and higher average selling prices for copper-based products and ingredients for personal care products.

Gross profit

Gross profit of $77.4 million for the three months ended December 31, 2022, increased $6.7 million, or 9%, as compared to the three months ended December 31, 2021. Gross margin increased 120 basis points to 31.6% of net sales for the three months ended December 31, 2022, as compared to 30.4% for the three months ended December 31, 2021, due to favorable product and geographical mix and lower production costs.

Animal Health gross profit increased $6.3 million, primarily driven by higher sales volumes and favorable production costs. Mineral Nutrition gross profit decreased $1.1 million, driven primarily by lower sales volume and an increase in raw material costs. Performance Products gross profit increased $1.5 million as a result of increased demand and higher average selling prices for copper-based products.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $61.5 million for the three months ended December 31, 2022, increased $13.2 million, or 27%, as compared to the three months ended December 31, 2021. SG&A for the three months ended December 31, 2022, included $6.6 million of environmental remediation costs. The majority of these environmental remediation costs relate to a tentative settlement we have reached in a lawsuit concerning alleged historical environmental contamination from a facility in California we acquired years ago within our Performance Products segment. SG&A for the three months ended December 31, 2021, included a $1.2 million gain on sale of investment. Excluding the environmental remediation costs and the gain on sale of investment, SG&A increased $5.4 million, or 11%.

Animal Health SG&A increased $3.4 million, primarily due to an increase in employee-related and other miscellaneous costs. Mineral Nutrition SG&A was comparable to prior year. Performance Products SG&A increased $0.5 million. Corporate costs increased by $1.4 million, driven by net changes in costs related to employees and strategic investments.

Interest expense, net

Interest expense, net of $3.9 million for the three months ended December 31, 2022, increased by $0.9 million, as compared to the three months ended December 31, 2021, due to increased debt outstanding, partially offset by an increase in interest income and lower average fixed rates in our interest rate swap agreement.

Foreign currency gains, net

Foreign currency gains, net for the three months ended December 31, 2022, were $0.1 million, as compared to $4.2 million of net gains for the three months ended December 31, 2021. Prior period gains were driven by the weakening of certain currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $4.9 million and $6.1 million for the three months ended December 31, 2022 and 2021, respectively. The effective income tax rate was 40.5% and 25.8% for the three months ended December 31, 2022 and 2021, respectively. The current provision for income taxes was impacted by the final foreign tax credit regulations that were in effect during the three months ended December 31, 2022, in addition to losses generated in international jurisdictions where no tax benefit is being recognized.

Net income

Net income of $7.2 million for the three months ended December 31, 2022, decreased $10.3 million, as compared to net income of $17.5 million for the three months ended December 31, 2021. Operating income decreased $6.5 million, driven by higher SG&A, partially offset by favorable gross profit. Excluding the $6.6 million environmental remediation costs, operating income would have increased $0.1 million. The increase in gross profit was due to higher product demand and higher selling prices. Interest expense, net increased $0.9 million and foreign currency gains, net decreased $4.0 million. Income tax expense decreased by $1.2 million.

Adjusted EBITDA

Adjusted EBITDA of $30.9 million for the three months ended December 31, 2022, increased $1.8 million, as compared to the three months ended December 31, 2021. Animal Health Adjusted EBITDA increased $3.4 million due to higher gross profit margin, partially offset by higher SG&A. Performance Products Adjusted EBITDA increased $1.0 million due to higher gross profit, also partially offset by higher SG&A. Mineral Nutrition Adjusted EBITDA decreased $1.1 million, driven by lower gross profit. Corporate expenses increased $1.4 million, driven by increased costs related to employees and strategic investments.

Comparison of six months ended December 31, 2022 and 2021

Net sales

Net sales of $477.2 million for the six months ended December 31, 2022, increased $29.8 million, or 7%, as compared to the six months ended December 31, 2021. Animal Health, Mineral Nutrition and Performance Products sales increased $26.7 million, $0.2 million, and $2.9 million, respectively.

Animal Health

Net sales of $318.7 million for the six months ended December 31, 2022, increased $26.7 million, or 9%. Net sales of MFAs and other increased $14.5 million, or 8%, due to higher demand for MFAs primarily in Latin America and for processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products grew $9.6 million, or 13%, driven by strong demand in dairy products and increased sales of our companion animal product. Net sales of vaccines increased $2.7 million, or 6%, due to increased domestic and international volumes.

Mineral Nutrition

Net sales of $121.3 million for the six months ended December 31, 2022, increased $0.2 million, driven by higher average selling prices for trace minerals, mostly offset by a decrease in demand. The increase in average selling prices is correlated to the movement of the underlying raw material costs.

Performance Products

Net sales of $37.2 million for the six months ended December 31, 2022, increased $2.9 million, or 8%, driven by higher average selling prices of personal care product ingredients and copper-related products.

Gross profit

Gross profit of $146.0 million for the six months ended December 31, 2022, increased $10.7 million, or 8%, as compared to the six months ended December 31, 2021. Gross margin increased 30 basis points to 30.6% of net sales for the six months ended December 31, 2022, as compared to 30.3% for the six months ended December 31, 2021.

Animal Health gross profit increased $8.9 million as a result of average selling prices, partially offset by higher raw material and logistics costs. Mineral Nutrition gross profit decreased $0.2 million. Performance Products gross profit increased $2.0 million due to higher sales, partially offset higher raw material costs.

Selling, general and administrative expenses

SG&A of $116.5 million for the six months ended December 31, 2022, increased $18.1 million, or 18%, as compared to the six months ended December 31, 2021. SG&A for the six months ended December 31, 2022, included $6.6 million of environmental remediation costs. SG&A for the six months ended December 31, 2021, included a $1.2 million gain on sale of investment. Excluding these items, SG&A increased $10.3 million, or 10%.

Animal Health SG&A increased $7.1 million primarily due to an increase in employee-related and other miscellaneous costs. Mineral Nutrition SG&A was comparable to the prior year. Performance Products SG&A increased $0.8 million, mainly due to an increase in employee costs. Corporate expenses increased $2.1 million due to an increase in employee and employee-related costs.

Interest expense, net

Interest expense, net of $7.0 million for the six months ended December 31, 2022, increased $1.1 million, or 19%, as compared to the six months ended December 31, 2021. Interest expense increased as a result of increased debt outstanding, partially offset by an increase in interest income and lower average fixed rates in our interest rate swap agreement.

Foreign currency (gains) losses, net

Foreign currency (gains) losses, net for the six months ended December 31, 2022, amounted to net losses of $5.1 million, as compared to net (gains) of $(2.1) million for the six months ended December 31, 2021. Current period losses were driven by the weakening of the certain currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $6.5 million and $9.1 million for the six months ended December 31, 2022 and 2021, respectively. The effective income tax rate was 36.9% and 27.6% for the six months ended December 31, 2022 and 2021, respectively. The provision for income taxes for the six months ended December 31, 2022, included a $0.9 million benefit related to exchange rate differences on intercompany dividends and a $0.2 million expense from changes in uncertain tax positions related to prior years. The effective income tax rate, without these items, would have been 41.0% for the six months ended December 31, 2022.

Net income

Net income of $11.1 million for the six months ended December 31, 2022, decreased $12.9 million, as compared to net income of $24.0 million for the six months ended December 31, 2021. Operating income decreased $7.4 million driven by higher gross profit offset by higher SG&A. The increase in gross profit was driven by higher average selling prices in Animal Health and Performance Products, partially offset by higher raw material cost and production costs. SG&A expenses increased due to environmental remediation costs, higher employee-related costs and strategic investments. The change in foreign currency (gains) losses resulted in a $7.1 million reduction in income before income taxes. Income tax expense decreased $2.7 million.

Adjusted EBITDA

Adjusted EBITDA of $53.0 million for the six months ended December 31, 2022, increased $1.5 million, or 3%, as compared to the six months ended December 31, 2021. Animal Health Adjusted EBITDA increased $2.7 million, resulting from higher sales and increased gross profit, partially offset by higher SG&A. Performance Products Adjusted EBITDA increased $1.2 million, driven by higher sales and gross profit, partially offset by an increase in SG&A. Mineral Nutrition Adjusted EBITDA decreased $0.4 million. Corporate expenses increased $2.0 million due to increased employee and employee-related costs.

Analysis of financial condition, liquidity and capital resources

Net (decrease) increase in cash and cash equivalents was:

	Six Months
For the Periods Ended December 31	2022	2021	Change

	(in thousands)
Cash (used) provided by:
Operating activities	$(13,187)	$23,943	$(37,130)
Investing activities	(25,959)	(3,098)	(22,861)
Financing activities	33,035	(6,311)	39,346
Effect of exchange-rate changes on cash and cash equivalents	285	(1,361)	1,646
Net (decrease) increase in cash and cash equivalents	$(5,826)	$13,173	$(18,999)

Certain amounts may reflect rounding adjustments.

Net cash (used) provided by operating activities was comprised of:

	Six Months
For the Periods Ended December 31	2022	2021	Change

	(in thousands)
EBITDA	$41,426	$54,822	$(13,396)
Adjustments:
Environmental remediation costs	6,569	—	6,569
Gain on sale of investment	—	(1,203)	1,203
Foreign currency (gains) losses, net	5,051	(2,061)	7,112
Interest paid, net	(6,606)	(5,471)	(1,135)
Income taxes paid	(9,319)	(6,048)	(3,271)
Changes in operating assets and liabilities and other items	(50,308)	(16,096)	(34,212)
Net cash (used) provided by operating activities	$(13,187)	$23,943	$(37,130)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities used $13.2 million of net cash for the six months ended December 31, 2022. Cash provided by net income and non-cash items, including depreciation and amortization, was $26.8 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $50.3 million. Cash provided by receivables was $14.8 million as a result of changes in sales levels from seasonality and a favorable reduction in days sales outstanding. Cash used for inventory was $29.1 million due to increased raw material and production costs, product mix, and a projected increase in demand. Other current assets used $7.7 million of cash, primarily due to prepayment of taxes, including value-added tax. Accounts payable used $14.6 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities used cash of $4.3 million, primarily due to changes in employee-related liabilities and lease payments.

Investing activities

Investing activities used $26.0 million of net cash for the six months ended December 31, 2022. Capital expenditures totaled $33.0 million, which included $15.0 million for the purchase of additional land and building at an operating facility, primarily for continued investments in expanded production capacity and productivity improvements. Maturities of our short-term investments provided $7.0 million.

Financing activities

Financing activities provided $33.0 million of net cash for the six months ended December 31, 2022. Net borrowings on our 2021 Revolver provided $39.0 million. Proceeds from the 2022 Term Loan provided $12.0 million. We paid $7.6 million in scheduled debt maturities. We paid $9.7 million in dividends to holders of our Class A and Class B common stock.

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

Certain relevant measures of our liquidity and capital resources follow:

	December 31,	June 30,
As of	2022	2022

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$78,422	$91,248
Working capital	351,118	299,152
Ratio of current assets to current liabilities	3.31:1	2.70:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of December 31, 2022, we had $184.0 million in outstanding borrowings under the 2021 Revolver and outstanding letters of credit and other commitments of $2.5 million, leaving $123.5 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock, payable on March 22, 2023. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of December 31, 2022, our cash and cash equivalents and short-term investments included $75.3 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

As of December 31, 2022, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2022.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.Exhibits

Exhibit 10.1

First Amendment to Amended and Restated Credit Agreement, among Phibro Animal Health Corporation, Bank of America, N.A., and each lender party thereto, dated as of November 8, 2022 (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-36410)).

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

Phibro Animal Health Corporation

February 8, 2023	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

February 8, 2023	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer