Form 10-Q
period 2023-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2023-05-03
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
For the Periods Ended March 31	2023	2022	2023	2022

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$245,673	$239,619	$722,840	$686,996
Cost of goods sold	170,133	167,993	501,269	480,020
Gross profit	75,540	71,626	221,571	206,976
Selling, general and administrative expenses	56,987	52,432	173,490	150,876
Operating income	18,553	19,194	48,081	56,100
Interest expense, net	3,871	2,925	10,822	8,767
Foreign currency (gains) losses, net	(422)	(10,564)	4,629	(12,625)
Income before income taxes	15,104	26,833	32,630	59,958
Provision for income taxes	5,062	9,144	11,522	18,270
Net income	$10,042	$17,689	$21,108	$41,688

Net income per share
basic and diluted	$0.25	$0.44	$0.52	$1.03
Weighted average common shares outstanding
basic and diluted	40,504	40,504	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
For the Periods Ended March 31	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Net income	$10,042	$17,689	$21,108	$41,688
Change in fair value of derivative instruments	(3,765)	14,958	1,804	19,739
Foreign currency translation adjustment	1,469	3,514	1,597	(13,761)
Unrecognized net pension gains	177	120	545	354
(Provision) benefit for income taxes	896	(3,770)	(587)	(5,023)
Other comprehensive income (loss)	(1,223)	14,822	3,359	1,309
Comprehensive income	$8,819	$32,511	$24,467	$42,997

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
As of	2023	2022

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$37,238	$74,248
Short-term investments	40,000	17,000
Accounts receivable, net	152,740	166,537
Inventories, net	292,833	259,158
Other current assets	62,672	49,289
Total current assets	585,483	566,232
Property, plant and equipment, net	188,939	165,490
Intangibles, net	56,901	63,861
Goodwill	53,243	53,226
Other assets	80,866	82,890
Total assets	$965,432	$931,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$15,420	$15,000
Accounts payable	75,768	95,596
Accrued expenses and other current liabilities	74,120	80,236
Total current liabilities	165,308	190,832
Revolving credit facility	193,000	145,000
Long-term debt	273,016	272,925
Other liabilities	61,780	60,500
Total liabilities	693,104	669,257
Commitments and contingencies (Note 7)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at March 31, 2023, and June 30, 2022; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at March 31, 2023, and June 30, 2022	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,803	135,803
Retained earnings	254,275	247,748
Accumulated other comprehensive loss	(117,754)	(121,113)
Total stockholders’ equity	272,328	262,442
Total liabilities and stockholders’ equity	$965,432	$931,699

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
For the Periods Ended March 31	2023	2022

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$21,108	$41,688
Adjustments to reconcile net income to
net cash (used) provided by operating activities:
Depreciation and amortization	25,438	24,300
Amortization of debt issuance costs	514	442
Acquisition-related items	—	78
Deferred income taxes	235	(120)
Foreign currency gains, net	(5,024)	(13,492)
Gain on sale of investment	—	(1,203)
Other	(1,201)	284
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	14,985	(10,815)
Inventories, net	(30,458)	(30,548)
Other current assets	(7,481)	(1,879)
Other assets	(317)	(2,364)
Accounts payable	(19,718)	19,961
Accrued expenses and other liabilities	(5,009)	3,743
Net cash (used) provided by operating activities	(6,928)	30,075
INVESTING ACTIVITIES
Purchases of short-term investments	(40,000)	(54,100)
Maturities of short-term investments	17,000	75,000
Capital expenditures	(40,903)	(25,154)
Business acquisition	—	(10,786)
Sale of investment	—	1,353
Other, net	167	645
Net cash used by investing activities	(63,736)	(13,042)
FINANCING ACTIVITIES
Revolving credit facility borrowings	229,000	215,000
Revolving credit facility repayments	(181,000)	(186,000)
Proceeds from long-term debt	12,000	—
Payments of long-term debt	(11,460)	(5,625)
Debt issuance costs	(640)	—
Dividends paid	(14,581)	(14,581)
Payment of contingent consideration	—	(4,840)
Net cash provided by financing activities	33,319	3,954
Effect of exchange rate changes on cash	335	(451)
Net (decrease) increase in cash and cash equivalents	(37,010)	20,536
Cash and cash equivalents at beginning of period	74,248	50,212
Cash and cash equivalents at end of period	$37,238	$70,748

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442
Comprehensive income	—	—	—	—	3,856	1,318	5,174
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2022	40,503,608	$4	$—	$135,803	$246,744	$(119,795)	$262,756
Comprehensive income	—	—	—	—	7,210	3,264	10,474
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of December 31, 2022	40,503,608	$4	$—	$135,803	$249,094	$(116,531)	$268,370
Comprehensive income (loss)	—	—	—	—	10,042	(1,223)	8,819
Dividends declared ($0.12 per share)	—	—	—	—	(4,861)	—	(4,861)
As of March 31, 2023	40,503,608	$4	$—	$135,803	$254,275	$(117,754)	$272,328

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529
Comprehensive income (loss)	—	—	—	—	6,534	(6,898)	(364)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2021	40,503,608	$4	$—	$135,803	$219,689	$(122,191)	$233,305
Comprehensive income (loss)	—	—	—	—	17,465	(6,615)	10,850
Dividends declared ($0.12 per share)	—	—	—		(4,861)	—	(4,861)
As of December 31, 2021	40,503,608	$4	$—	$135,803	$232,293	$(128,806)	$239,294
Comprehensive income	—	—	—	—	17,689	14,822	32,511
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of March 31, 2022	40,503,608	$4	$—	$135,803	$245,122	$(113,984)	$266,945

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

The unaudited consolidated financial information for the three and nine months ended March 31, 2023 and 2022, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission on August 24, 2022 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2022 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2023, there have been no material changes to any of the significant accounting policies contained therein.

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

	Three Months		Nine Months
For the Periods Ended March 31	2023	2022	2023	2022
Net income	$10,042	$17,689	$21,108	$41,688

Weighted average number of shares – basic and diluted	40,504	40,504	40,504	40,504

Net income per share - basic and diluted	$0.25	$0.44	$0.52	$1.03

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

3.  Statements of Operations—Additional Information

Disaggregated revenue, deferred revenue and customer payment terms

We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture, and dogs. The products help prevent, control and treat diseases and support nutrition to help improve animal health and well-being. The animal health and mineral nutrition products are sold directly to integrated poultry, cattle, and swine customers and through commercial animal feed manufacturers, wholesalers, distributors and veterinarians. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused on regions where the majority of livestock production is consolidated in large commercial farms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

autogenous vaccine products, as well as adjuvants for animal vaccine manufacturers. We have also developed and market an innovative and proprietary delivery platform for vaccines.

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Nine Months
For the Periods Ended March 31	2023	2022	2023	2022
Animal Health
MFAs and other	$93,217	$84,330	$283,186	$259,812
Nutritional specialties	45,016	41,394	127,926	114,721
Vaccines	26,201	22,865	71,984	65,987
Total Animal Health	$164,434	$148,589	$483,096	$440,520
Mineral Nutrition	62,922	69,033	184,212	190,120
Performance Products	18,317	21,997	55,532	56,356
Total	$245,673	$239,619	$722,840	$686,996

Net Sales by Region

	Three Months		Nine Months
For the Periods Ended March 31	2023	2022	2023	2022
United States	$148,529	$146,820	$433,716	$412,284
Latin America and Canada	53,881	45,048	159,946	135,722
Europe, Middle East and Africa	28,174	29,931	85,518	90,889
Asia Pacific	15,089	17,820	43,660	48,101
Total	$245,673	$239,619	$722,840	$686,996

Net sales by region are based on country of destination.

Deferred revenue was $1,479 and $2,051 as of March 31, 2023 and June 30, 2022, respectively. Accrued expenses and other current liabilities included $508 and $822 of the total deferred revenue as of March 31, 2023 and June 30, 2022, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and exclude any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense

	Three Months		Nine Months
For the Periods Ended March 31	2023	2022	2023	2022
Interest expense, net
2021 Term A loan	$1,450	$2,208	$4,836	$6,745
Revolving credit facility	3,067	690	7,480	1,936
2022 Term loan	191	—	379	—
Amortization of debt issuance costs	188	147	514	442
Other	10	67	20	156
Interest expense	4,906	3,112	13,229	9,279
Interest income	(1,035)	(187)	(2,407)	(512)
	$3,871	$2,925	$10,822	$8,767

Depreciation and Amortization

	Three Months		Nine Months
For the Periods Ended March 31	2023	2022	2023	2022
Depreciation and amortization
Depreciation of property, plant and equipment	$6,067	$6,214	$18,177	$17,792
Amortization of intangible assets	2,422	2,231	7,261	6,508
	$8,489	$8,445	$25,438	$24,300

4.  Balance Sheets—Additional Information

	March 31,	June 30,
As of	2023	2022
Inventories
Raw materials	$86,596	$87,030
Work-in-process	20,113	15,468
Finished goods	186,124	156,660
	$292,833	$259,158

	March 31,	June 30,
As of	2023	2022
Other assets
ROU operating lease assets	$36,452	$37,680
Deferred income taxes	6,268	5,849
Deposits	6,162	5,905
Insurance investments	6,087	5,984
Equity method investments	5,463	4,362
Derivative instruments	9,926	12,976
Debt issuance costs	1,532	1,436
Other	8,976	8,698
	$80,866	$82,890

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	June 30,
As of	2023	2022
Accrued expenses and other current liabilities
Employee related	$28,084	$34,278
Current operating lease liabilities	6,215	6,051
Commissions and rebates	5,178	7,125
Professional fees	6,073	5,493
Income and other taxes	7,618	7,211
Insurance-related	1,354	1,174
Other	19,598	18,904
	$74,120	$80,236

	March 31,	June 30,
As of	2023	2022
Other liabilities
Long-term operating lease liabilities	$30,060	$31,508
Long-term and deferred income taxes	12,149	9,264
Supplemental retirement benefits, deferred compensation and other	7,210	7,368
U.S. pension plan	1,779	1,793
International retirement plans	4,441	4,620
Other long-term liabilities	6,141	5,947
	$61,780	$60,500

	March 31,	June 30,
As of	2023	2022
Accumulated other comprehensive loss
Derivative instruments	$22,695	$20,891
Foreign currency translation adjustment	(117,437)	(119,034)
Unrecognized net pension losses	(23,663)	(24,208)
Provision for income taxes on derivative instruments	(5,732)	(5,281)
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(1,783)	(1,647)
	$(117,754)	$(121,113)

5.  Debt

Term Loans and Revolving Credit Facilities

In April 2021, we entered into an amended and restated credit agreement (the “2021 Credit Agreement”) under which we had a term A loan in an aggregate initial principal amount of $300,000 (the “2021 Term A Loan”) and a revolving credit facility under which we could borrow up to an aggregate amount of $250,000, subject to the terms of the 2021 Credit Agreement (the “2021 Revolver” and together with the 2021 Term A Loan, the “2021 Credit Facilities”). In November 2022, we amended the 2021 Credit Facilities to increase the revolving commitments under the 2021 Revolver to an aggregate amount of $310,000 and to adopt SOFR as the reference for the fluctuating rate of interest on the 2021 Credit Facilities, replacing the LIBOR reference rate. All other terms and conditions of the 2021 Credit Agreement were unchanged.

The 2021 Term A Loan is repayable in quarterly installments, with the balance payable at maturity. The 2021 Revolver includes a letter of credit facility. The interest rate per annum applicable to the loans under the 2021 Credit Facilities is based on a fluctuating rate of interest plus an applicable rate equal to 2.00%, 1.75% or 1.50% in the case of adjusted SOFR rate loans and 1.00%, 0.75% or 0.50% in the case of base rate loans. The applicable rates are based on the First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement). The 2021 Credit Facilities mature in April 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of March 31, 2023, we were in compliance with the financial covenants.

As of March 31, 2023, we had $193,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,479, leaving $114,521 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit extend less than one year.

In July 2017, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converted the floating LIBOR portion of our interest obligation on that amount of debt to a fixed interest rate of 1.83%. The agreement matured in June 2022. We had designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 8 — Derivatives.”

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

As of March 31, 2023, the interest rates for the 2021 Revolver and the 2021 Term A Loan were 6.18% and 2.36%, respectively. The weighted-average interest rates for the 2021 Revolver were 5.07% and 1.87% for the nine months ended March 31, 2023 and 2022, respectively. The weighted-average interest rates for the 2021 Term A Loan were 2.37% and 2.98% for nine months ended March 31, 2023 and 2022, respectively.

Other Long-Term Debt

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The 2022 Term Loan matures in September 2027. The interest rate per annum applicable to the 2022 Term Loan is based on a fluctuating rate of interest, at the Company’s election from time to time, equal to either (i) one-month Adjusted SOFR plus 1.00%, or (ii) a base rate determined by reference to the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.50%. The 2022 Term Loan is repayable in monthly installments of $35, with the balance payable at maturity. The weighted-average interest rate was 6.07% for the period during which the 2022 Term Loan was outstanding in the nine months ended March 31, 2023.

Maturities of Long-Term Debt

	March 31,	June 30,
As of	2023	2022
2021 Term A Loan due April 2026	$277,500	$288,750
2022 Term Loan due September 2027	11,790	-
	289,290	288,750
Unamortized debt issuance costs	(854)	(825)
	288,436	287,925
Less: current maturities	(15,420)	(15,000)
	$273,016	$272,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $385 and $465 during the three months ended March 31, 2023 and 2022, and $1,561 and $1,765 during the nine months ended March 31, 2023 and 2022, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

In February 2023, the plaintiffs in the OPOG lawsuit and certain defendants in the OPOG lawsuit, including Phibro-Tech, signed a definitive settlement agreement that provides for a “cash-out” settlement, with contribution protection, for Phibro-Tech and its affiliates (as well as certain other defendants) releasing Phibro-Tech and its affiliates from liability for contamination of the groundwater plume affected by the Omega Chemical Site (with certain exceptions), including past and future EPA response costs that were the subject of the August 2022 pre-litigation notice letter sent by the DOJ on behalf of the EPA. As part of the settlement, Phibro-Tech also resolved all claims for indemnification and contribution between Phibro-Tech and the successor to the prior owner of the Phibro-Tech site. The definitive settlement agreement contemplates cash payments by Phibro-Tech and one of its affiliates over a period ending in February 2024. The definitive settlement agreement is subject to formal approval by the EPA, the DOJ and the district court. In the nine months ended March 31, 2023, we recognized expense for the definitive settlement agreement and other related costs, which is included in our consolidated statement of operations as selling, general and administrative expenses.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, including a portion of the liability for the OPOG lawsuit referred to in the preceding paragraph, to be approximately $8,614 and $4,287 at March 31, 2023, and June 30, 2022, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

The consolidated balance sheet includes the net fair values of our outstanding foreign currency option contracts within the respective line items, based on the net financial position and maturity date of the individual contracts. The consolidated balance sheet includes the net fair values of our outstanding interest rate swap within the respective balance sheet line items, based on the expected timing of the cash flows. The consolidated balance sheet includes the fair values of outstanding derivatives that are designated and effective as cash flow hedges as follows:

	March 31,	June 30,
As of	2023	2022
Other current assets
Brazil Real options, net	$536	$498
Interest rate swap	12,233	7,417
Other assets
Brazil Real options, net	—	104
Interest rate swap	9,926	12,871
Total Fair Value
Brazil Real options, net	536	602
Interest rate swap	22,159	20,288

Notional amounts of the derivatives as of the balance sheet date were:

	March 31,
As of	2023
Brazil Real call options	R$	25,000
Brazil Real put options	R$	(25,000)
Interest rate swap		$300,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the periods ended March 31, 2023 and 2022 included the effects of derivatives as follows:

	Three Months		Nine Months
For the Periods Ended March 31	2023	2022	2023	2022
Brazil Real options, net
Expense recorded in consolidated statements of operations	$368	$155	$1,161	$682
Consolidated statement of operations - total cost of goods sold	$170,133	$167,993	$501,269	$480,020
Expense (income) recorded in OCI	$(83)	$(2,058)	$67	$(1,651)
Interest rate swap
Expense (income) recorded in consolidated statements of operations	$(2,994)	$814	$(6,502)	$2,556
Consolidated statement of operations - total interest expense, net	$3,871	$2,925	$10,822	$8,767
Expense (income) recorded in OCI	$3,848	$(12,900)	$(1,871)	$(18,088)

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of March 31, 2023 included realized net gains of $532 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next eighteen months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Assets

As of	March 31, 2023			June 30, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$40,000	$—	$—	$17,000	$—	$—
Foreign currency derivatives	$—	$536	$—	$—	$602	$—
Interest rate swap	$—	$22,159	$—	$—	$20,288	$—

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

We evaluate performance of our segments based on Adjusted EBITDA. We calculate Adjusted EBITDA as income before income taxes plus (a) interest expense, net, (b) depreciation and amortization, (c) (income) loss from, and disposal of, discontinued operations, and (d) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and certain items that we consider to be unusual, non-operational or non-recurring.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2023	2022	2023	2022
Net sales
Animal Health	$164,434	$148,589	$483,096	$440,520
Mineral Nutrition	62,922	69,033	184,212	190,120
Performance Products	18,317	21,997	55,532	56,356
Total segments	$245,673	$239,619	$722,840	$686,996

Depreciation and amortization
Animal Health	$6,888	$6,935	$20,733	$19,872
Mineral Nutrition	671	661	1,985	1,960
Performance Products	453	436	1,348	1,292
Total segments	$8,012	$8,032	$24,066	$23,124
Adjusted EBITDA
Animal Health	$34,217	$29,232	$98,240	$90,565
Mineral Nutrition	3,859	7,303	13,555	17,361
Performance Products	2,413	2,865	7,069	6,327
Total segments	$40,489	$39,400	$118,864	$114,253
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$15,104	$26,833	$32,630	$59,958
Interest expense, net	3,871	2,925	10,822	8,767
Depreciation and amortization – Total segments	8,012	8,032	24,066	23,124
Depreciation and amortization – Corporate	477	413	1,372	1,176
Corporate costs	13,122	11,404	38,451	34,699
Environmental remediation costs	325	—	6,894	—
Gain on sale of investment	—	—	—	(1,203)
Acquisition-related cost of goods sold	—	78	—	78
Acquisition-related transaction costs	—	279	—	279
Foreign currency (gains) losses, net	(422)	(10,564)	4,629	(12,625)
Adjusted EBITDA – Total segments	$40,489	$39,400	$118,864	$114,253

	March 31,	June 30,
As of	2023	2022
Identifiable assets
Animal Health	$686,510	$654,862
Mineral Nutrition	91,205	87,379
Performance Products	47,522	39,490
Total segments	825,237	781,731
Corporate	140,195	149,968
Total	$965,432	$931,699

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, interest rate swap agreement, debt issuance costs, income tax-related assets and certain other assets.

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

In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended March 31, 2023 were $20.8 million. As of the date of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers. For additional information, see also “Business-Compliance with Government Regulations-United States-Carbadox”; and “Business-Compliance with Government Regulations-Global policy and guidance” in Item 1 of our Annual Report.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Nine Months
For the Periods Ended March 31	2023	2022	Change		2023	2022	Change

		(in thousands, except per share amounts and percentages)
Net sales	$245,673	$239,619	$6,054	3%	$722,840	$686,996	$35,844	5%
Gross profit	75,540	71,626	3,914	5%	221,571	206,976	14,595	7%
Selling, general and administrative expenses	56,987	52,432	4,555	9%	173,490	150,876	22,614	15%
Operating income	18,553	19,194	(641)	(3)%	48,081	56,100	(8,019)	(14)%
Interest expense, net	3,871	2,925	946	32%	10,822	8,767	2,055	23%
Foreign currency (gains) losses, net	(422)	(10,564)	10,142	*	4,629	(12,625)	17,254	*
Income before income taxes	15,104	26,833	(11,729)	(44)%	32,630	59,958	(27,328)	(46)%
Provision for income taxes	5,062	9,144	(4,082)	(45)%	11,522	18,270	(6,748)	(37)%
Net income	$10,042	$17,689	$(7,647)	(43)%	$21,108	$41,688	$(20,580)	(49)%

Net income per share
basic and diluted	$0.25	$0.44	$(0.19)	(43)%	$0.52	$1.03	$(0.51)	(49)%

Weighted average number of shares outstanding
basic and diluted	40,504	40,504			40,504	40,504

Ratio to net sales
Gross profit	30.7%	29.9%			30.7%	30.1%
Selling, general and administrative expenses	23.2%	21.9%			24.0%	22.0%
Operating income	7.6%	8.0%			6.7%	8.2%
Income before income taxes	6.1%	11.2%			4.5%	8.7%
Net income	4.1%	7.4%			2.9%	6.1%
Effective tax rate	33.5%	34.1%			35.3%	30.5%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2023	2022	Change		2023	2022	Change

Net sales			(in thousands, except percentages)
MFAs and other	$93,217	$84,330	$8,887	11%	$283,186	$259,812	$23,374	9%
Nutritional specialties	45,016	41,394	3,622	9%	127,926	114,721	13,205	12%
Vaccines	26,201	22,865	3,336	15%	71,984	65,987	5,997	9%
Animal Health	164,434	148,589	15,845	11%	483,096	440,520	42,576	10%
Mineral Nutrition	62,922	69,033	(6,111)	(9)%	184,212	190,120	(5,908)	(3)%
Performance Products	18,317	21,997	(3,680)	(17)%	55,532	56,356	(824)	(1)%
Total	$245,673	$239,619	$6,054	3%	$722,840	$686,996	$35,844	5%

Adjusted EBITDA
Animal Health	$34,217	$29,232	$4,985	17%	$98,240	$90,565	$7,675	8%
Mineral Nutrition	3,859	7,303	(3,444)	(47)%	13,555	17,361	(3,806)	(22)%
Performance Products	2,413	2,865	(452)	(16)%	7,069	6,327	742	12%
Corporate	(13,122)	(11,404)	(1,718)	15%	(38,451)	(34,699)	(3,752)	11%
Total	$27,367	$27,996	$(629)	(2)%	$80,413	$79,554	$859	1%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	20.8%	19.7%			20.3%	20.6%
Mineral Nutrition	6.1%	10.6%			7.4%	9.1%
Performance Products	13.2%	13.0%			12.7%	11.2%
Corporate(1)	(5.3)%	(4.8)%			(5.3)%	(5.1)%
Total(1)	11.1%	11.7%			11.1%	11.6%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2023	2022	Change		2023	2022	Change

			(in thousands, except percentages)
Net income	$10,042	$17,689	$(7,647)	(43)%	$21,108	$41,688	$(20,580)	(49)%
Interest expense, net	3,871	2,925	946	32%	10,822	8,767	2,055	23%
Provision for income taxes	5,062	9,144	(4,082)	(45)%	11,522	18,270	(6,748)	(37)%
Depreciation and amortization	8,489	8,445	44	1%	25,438	24,300	1,138	5%
EBITDA	27,464	38,203	(10,739)	(28)%	68,890	93,025	(24,135)	(26)%
Environmental remediation costs	325	—	325	*	6,894	—	6,894	*
Gain on sale of investment	—	—	—	*	—	(1,203)	1,203	*
Acquisition-related cost of goods sold	—	78	(78)	*	—	78	(78)	*
Acquisition-related transaction costs	—	279	(279)	*	—	279	(279)	*
Foreign currency (gains) losses, net	(422)	(10,564)	10,142	*	4,629	(12,625)	17,254	*
Adjusted EBITDA	$27,367	$27,996	$(629)	(2)%	$80,413	$79,554	$859	1%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended March 31, 2023 and 2022

Net sales

Net sales of $245.7 million for the three months ended March 31, 2023, increased $6.1 million, or 3%, as compared to the three months ended March 31, 2022. Animal Health increased $15.8 million. Mineral Nutrition and Performance Products decreased $6.1 million and $3.7 million, respectively.

Animal Health

Net sales of $164.4 million for the three months ended March 31, 2023, increased $15.8 million, or 11%. Net sales of MFAs and other increased $8.9 million, or 11%, due to increased demand for our MFAs in the U.S., Latin America and Canada and for our processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products increased $3.6 million, or 9%, due mostly to higher domestic demand and higher average selling prices for dairy products, along with growth in the companion animal product. Net sales of vaccines increased $3.3 million, or 15%, due to an increase in domestic and international demand, along with new product launches in Latin America.

Mineral Nutrition

Net sales of $62.9 million for the three months ended March 31, 2023, decreased $6.1 million, or 9%, driven by a decrease in demand for trace minerals as customers reduced purchases with the higher costs of capital, partially offset by higher average selling prices. The increase in average selling prices is correlated to the movement of the underlying raw material costs.

Performance Products

Net sales of $18.3 million for the three months ended March 31, 2023, decreased $3.7 million, or 17%, driven by decreased demand for both personal care product ingredients and copper-related products, partially offset by higher average selling prices for these products.

Gross profit

Gross profit of $75.5 million for the three months ended March 31, 2023, increased $3.9 million, or 5%, as compared to the three months ended March 31, 2022. Gross margin increased 80 basis points to 30.7% of net sales for the three months ended March 31, 2023, as compared to 29.9% for the three months ended March 31, 2022, due to higher product demand and favorable product and geographical mix.

Animal Health gross profit increased $7.5 million, primarily driven by higher sales volumes and favorable production costs. Mineral Nutrition gross profit decreased $3.4 million, driven by lower sales volume and an increase in raw material costs. Performance Products gross profit decreased $0.2 million as a result of lower product demand and higher costs for raw materials.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $57.0 million for the three months ended March 31, 2023, increased $4.6 million, or 9%, as compared to the three months ended March 31, 2022. SG&A for the three months ended March 31, 2023, included $0.3 million of additional environmental remediation costs. SG&A for the three months ended March 31, 2022, included $0.3 million of acquisition-related transaction costs. Excluding these items, SG&A increased $4.5 million.

Animal Health SG&A increased $2.3 million, primarily due to an increase in employee-related costs. Mineral Nutrition SG&A was comparable to the prior year. Performance Products SG&A increased $0.3 million. Corporate costs increased by $1.8 million, driven by the planned increase in strategic investments.

Interest expense, net

Interest expense, net of $3.9 million for the three months ended March 31, 2023, increased by $0.9 million, as compared to the three months ended March 31, 2022, due to increased debt outstanding and higher floating interest rates on portions of debt outstanding, partially offset by increased interest income and a lower average fixed rate from our interest rate swap agreements.

Foreign currency gains, net

Foreign currency gains, net for the three months ended March 31, 2023, were $0.4 million, as compared to $10.6 million of net gains for the three months ended March 31, 2022. Prior period gains were driven by fluctuations in certain currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $5.1 million and $9.1 million for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate was 33.5% and 34.1% for the three months ended March 31, 2023 and 2022, respectively. The current provision for income taxes was impacted by the final foreign tax credit regulations that were in effect during the three months ended March 31, 2023, in addition to losses generated in international jurisdictions where no tax benefit is being recognized.

Net income

Net income of $10.0 million for the three months ended March 31, 2023, decreased $7.6 million, as compared to net income of $17.7 million for the three months ended March 31, 2022. Operating income decreased $0.6 million, driven by higher SG&A, partially offset by favorable gross profit. The increase in gross profit was due to higher product demand and higher average selling prices. Interest expense, net increased $0.9 million and foreign currency gains, net decreased $10.1 million. Income tax expense decreased by $4.1 million.

Adjusted EBITDA

Adjusted EBITDA of $27.4 million for the three months ended March 31, 2023, decreased $0.6 million, or 2%, as compared to the three months ended March 31, 2022. Animal Health Adjusted EBITDA increased $5.0 million due to gross profit from increased sales, partially offset by higher SG&A. Mineral Nutrition Adjusted EBITDA decreased $3.4 million, driven by lower gross profit. Performance Products Adjusted EBITDA decreased $0.5 million due to lower gross profit and higher SG&A. Corporate expenses increased $1.7 million, driven by increased strategic investments.

Comparison of nine months ended March 31, 2023 and 2022

Net sales

Net sales of $722.8 million for the nine months ended March 31, 2023, increased $35.8 million, or 5%, as compared to the nine months ended March 31, 2022. Animal Health sales increased by $42.6 million. Mineral Nutrition and Performance Products sales decreased $5.9 million and $0.8 million, respectively.

Animal Health

Net sales of $483.1 million for the nine months ended March 31, 2023, increased $42.6 million, or 10%. Net sales of MFAs and other increased $23.4 million, or 9%, due to higher demand for MFAs primarily in U.S., Latin America and Canada and for processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products increased $13.2 million, or 12%, driven by strong demand in dairy products and increased sales of our companion animal product. Net sales of vaccines increased $6.0 million, or 9%, due to increased domestic and international volumes.

Mineral Nutrition

Net sales of $184.2 million for the nine months ended March 31, 2023, decreased $5.9 million, or 3%, driven by a decrease in demand for trace minerals, partially offset by higher average selling prices. The increase in average selling prices is correlated to the movement of the underlying raw material costs.

Performance Products

Net sales of $55.5 million for the nine months ended March 31, 2023, decreased $0.8 million, or 1%, driven by decreased demand in personal care product ingredients and copper-related products, partially offset by higher average selling prices for these products.

Gross profit

Gross profit of $221.6 million for the nine months ended March 31, 2023, increased $14.6 million, or 7%, as compared to the nine months ended March 31, 2022. Gross margin increased 60 basis points to 30.7% of net sales for the nine months ended March 31, 2023, as compared to 30.1% for the nine months ended March 31, 2022.

Animal Health gross profit increased $16.4 million as a result of higher product demand, partially offset by higher raw material and logistics costs. Mineral Nutrition gross profit decreased $3.6 million, driven by lower sales volume and an increase in raw material costs. Performance Products gross profit increased $1.8 million due to higher sales, partially offset by higher raw material costs.

Selling, general and administrative expenses

SG&A of $173.5 million for the nine months ended March 31, 2023, increased $22.6 million, or 15%, as compared to the nine months ended March 31, 2022. SG&A for the nine months ended March 31, 2023, included $6.9 million of environmental remediation costs mostly related to the definitive settlement agreement related to the Omega Chemical Site. SG&A for the nine months ended March 31, 2022, included a $1.2 million gain on sale of investment and $0.3 million acquisition-related transaction costs. Excluding these items, SG&A increased $14.8 million, or 10%.

Animal Health SG&A increased $9.4 million primarily due to an increase in employee-related costs. Mineral Nutrition SG&A increased $0.3 million. Performance Products SG&A increased $1.1 million, mainly due to an increase in employee-related costs. Corporate expenses increased $4.0 million due to an increase in employee-related costs and strategic investments.

Interest expense, net

Interest expense, net of $10.8 million for the nine months ended March 31, 2023, increased $2.1 million, or 23%, as compared to the nine months ended March 31, 2022. Interest expense increased as a result of increased debt outstanding and higher floating interest rates on portions of debt outstanding, partially offset by increased interest income and a lower average fixed rate from our interest rate swap agreements.

Foreign currency (gains) losses, net

Foreign currency (gains) losses, net for the nine months ended March 31, 2023, amounted to net losses of $4.6 million, as compared to net gains of $12.6 million for the nine months ended March 31, 2022. Current period losses were driven by fluctuations in certain currencies relative to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $11.5 million and $18.3 million for the nine months ended March 31, 2023 and 2022, respectively. The effective income tax rate was 35.3% and 30.5% for the nine months ended March 31, 2023 and 2022, respectively. The provision for income taxes for the nine months ended March 31, 2023, included a $0.9 million benefit related to exchange rate differences on intercompany dividends and a $0.2 million expense from changes in uncertain tax positions related to prior years. The effective income tax rate, without these items, would have been 37.5% for the nine months ended March 31, 2023. The provision for income taxes for the nine months ended March 31, 2022, included a $0.5 million expense for a change in deferred taxes, a $0.6 million expense from changes in uncertain tax positions related to prior years, and a $0.2 million benefit related to final regulations for the GILTI tax. The effective income tax rate, without these items, would have been 29.0% for the nine months ended March 31, 2022.

Net income

Net income of $21.1 million for the nine months ended March 31, 2023, decreased $20.6 million, as compared to net income of $41.7 million for the nine months ended March 31, 2022. Operating income decreased $8.0 million driven by higher SG&A, partially offset by higher gross profit. The increase in gross profit was driven by higher product demand in Animal Health, partially offset by higher raw material cost and production costs. SG&A expenses increased by $22.6 million due to environmental remediation costs, higher employee-related costs and strategic investments. The change in foreign currency (gains) losses resulted in a $4.6 million reduction in income before income taxes for the nine months ended March 31, 2023. Income tax expense decreased $6.7 million.

Adjusted EBITDA

Adjusted EBITDA of $80.4 million for the nine months ended March 31, 2023, increased $0.9 million, or 1%, as compared to the nine months ended March 31, 2022. Animal Health Adjusted EBITDA increased $7.7 million, resulting from higher sales and increased gross profit, partially offset by higher SG&A. Performance Products Adjusted EBITDA increased $0.7 million, driven by higher sales and gross profit, partially offset by an increase in SG&A. Mineral Nutrition Adjusted EBITDA decreased $3.8 million. Corporate expenses increased $3.8 million due to increased employee-related costs and strategic investments.

Analysis of financial condition, liquidity and capital resources

Net (decrease) increase in cash and cash equivalents was:

	Nine Months
For the Periods Ended March 31	2023	2022	Change

	(in thousands)
Cash (used) provided by:
Operating activities	$(6,928)	$30,075	$(37,003)
Investing activities	(63,736)	(13,042)	(50,694)
Financing activities	33,319	3,954	29,365
Effect of exchange-rate changes on cash and cash equivalents	335	(451)	786
Net (decrease) increase in cash and cash equivalents	$(37,010)	$20,536	$(57,546)

Certain amounts may reflect rounding adjustments.

Net cash (used) provided by operating activities was comprised of:

	Nine Months
For the Periods Ended March 31	2023	2022	Change

	(in thousands)
EBITDA	$68,890	$93,025	$(24,135)
Adjustments:
Environmental remediation costs	6,894	—	6,894
Gain on sale of investment	—	(1,203)	1,203
Acquisition-related cost of goods sold	—	78	(78)
Acquisition-related transaction costs	—	279	(279)
Foreign currency (gains) losses, net	4,629	(12,625)	17,254
Interest paid, net	(10,289)	(8,220)	(2,069)
Income taxes paid	(16,163)	(13,432)	(2,731)
Changes in operating assets and liabilities and other items	(60,889)	(27,827)	(33,062)
Net cash (used) provided by operating activities	$(6,928)	$30,075	$(37,003)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities used $6.9 million of net cash for the nine months ended March 31, 2023. Cash provided by net income and non-cash items, including depreciation and amortization, was $41.1 million. Cash used in the ordinary course of business for changes in operating assets and liabilities and other items was $60.9 million. Cash provided by receivables was $15.0 million as a result of an increase in net sales and a favorable reduction in days sales outstanding. Cash used for inventory was $30.5 million due to increased raw material and production costs, product mix, lower demand in Mineral Nutrition, and a projected increase in demand. Accounts payable used $19.7 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities used cash of $5.0 million, primarily due to changes in employee-related liabilities and lease payments.

Investing activities

Investing activities used $63.7 million of net cash for the nine months ended March 31, 2023. Capital expenditures totaled $40.9 million, related primarily to continued investments in expanded production capacity and productivity improvements, and the $15.0 million purchase of additional land and building at an operating facility. Net purchases and maturities of our short-term investments used $23.0 million.

Financing activities

Financing activities provided $33.3 million of net cash for the nine months ended March 31, 2023. Net borrowings on our 2021 Revolver provided $48.0 million. Proceeds from the 2022 Term Loan provided $12.0 million. We paid $11.5 million in scheduled debt maturities. We paid $14.6 million in dividends to holders of our Class A and Class B common stock.

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

Certain relevant measures of our liquidity and capital resources follow:

	March 31,	June 30,
As of	2023	2022

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$77,238	$91,248
Working capital	358,357	299,152
Ratio of current assets to current liabilities	3.39:1	2.70:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of March 31, 2023, we had $193.0 million in outstanding borrowings under the 2021 Revolver and outstanding letters of credit and other commitments of $2.5 million, leaving $114.5 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A and Class B common stock, payable on June 28, 2023. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of March 31, 2023, our cash and cash equivalents and short-term investments included $75.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of March 31, 2023, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2023.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 1, 2023, Mr. Gerald K. Carlson, a member of the Board of the Directors of the Company (the “Board”), informed the Company that he intended to resign his position as Director of the Company effective immediately. Mr. Carlson was a Class II director of the Company. Mr. Carlson’s resignation was not the result of any disagreement with the Company. The Board has not filled the vacancy left by Mr. Carlson’s resignation.

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

Phibro Animal Health Corporation

May 3, 2023	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

May 3, 2023	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer