Form 10-K
period 2023-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2023-08-30
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-36410

Phibro Animal Health Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-1840497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Glenpointe Centre East, 3rd Floor
300 Frank W. Burr Boulevard, Suite 21, Teaneck, New Jersey	07666-6712
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code) (201) 329-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	PAHC	Nasdaq Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $271,929,241 as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the Nasdaq Stock Market. The registrant has no non-voting common stock.

As of August 25, 2023, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on November 6, 2023 (hereinafter referred to as the “2023 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2023.

PHIBRO ANIMAL HEALTH CORPORATION

Forward-Looking Statements and Risk Factors Summary

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	the potential Food and Drug Administration (“FDA”) withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;

●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the ongoing armed conflict between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy may harm our food animal product customers;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A. of this Annual Report on Form 10-K.

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

Trademarks, Service Marks and Trade Names

The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: AB20®; Animate®; Aviax®; Aviax Plus®; Avi-Carb®; Banminth®; Bloat Guard®; Cellerate Yeast Solutions®; Carbigen®; Cerdimix®; Cerditac®; Coxistac®; EASE®; Emulsigen®; Eskalin®; Gemstone®; Lactrol®; Magni-Phi®; MB-1®; Mecadox®; MicroLife®; MJPRRS®; MVP adjuvants®; Neo-Terramycin®; Nicarb®; Nicarmix®; OmniGen®; Phi-Shield®; pHi-Tech®; Phivax®; Polygen®; Posistac®; Provia Prime™; Rejensa®; Rumatel®; Salmin Plus®; Stafac®; TAbic®; Tailor-Made®; Terramycin®; V.H.™; V-Max®; and Vistore®.

PART I

Item 1.   Business

Overview

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We strive to be a trusted partner with livestock producers, farmers, veterinarians and consumers who raise and care for farm and companion animals by providing solutions to help them maintain and enhance the health of their animals. We market approximately 770 product lines in over 80 countries to approximately 4,000 customers. We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. Our products help prevent, control and treat diseases and support nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products either directly to integrated poultry, swine and cattle producers or through animal feed manufacturers, wholesalers, distributors and veterinarians.

Our products include:

●	Animal health products such as antibacterials, anticoccidials, nutritional specialty products, and vaccines and vaccine adjuvants that help improve the animal’s health and therefore improve performance, food safety and animal welfare. Our Animal Health segment also includes antibacterials and other processing aids used in the ethanol fermentation industry.
●	Mineral nutrition products that fortify the animal’s diet and help maintain optimal health.

We have focused our efforts in regions where the majority of livestock production is consolidated in large commercial farms. We believe we are well positioned to grow our sales with our established network of sales, marketing and distribution professionals in markets in North America, Latin America, Asia Pacific, Europe and Africa.

We are investing resources to further develop products for the companion animal sector. Our business is currently concentrated in the livestock sector.

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

Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” the “Company,” “Phibro,” “PAHC” and similar expressions refer to Phibro Animal Health Corporation and its subsidiaries.

For discussion regarding the impact of the ongoing armed conflict between Russia and Ukraine on our financial results, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Segments

We manage our business in three segments — Animal Health, Mineral Nutrition, and Performance Products — each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:

	Segments			Change				Percentage of total
For the Year Ended June 30	2023	2022	2021	2023 / 2022		2022 / 2021		2023	2022	2021

		($ in millions)
Animal Health	$660	$607	$546	$53	9%	$61	11%	67%	64%	65%
Mineral Nutrition	243	260	221	(17)	(6)%	39	18%	25%	28%	26%
Performance Products	75	76	67	(0)	(0)%	9	13%	8%	8%	8%
Total	$978	$942	$833	$36	4%	$109	13%

	Species			Change				Percentage of total
For the Year Ended June 30	2023	2022	2021	2023 / 2022		2022 / 2021		2023	2022	2021

		($ in millions)
Poultry	$331	$319	$297	$12	4%	$22	7%	34%	34%	36%
Dairy	190	186	169	4	2%	17	10%	19%	20%	20%
Cattle	128	127	106	1	1%	21	20%	13%	13%	13%
Swine	89	80	79	9	11%	1	1%	9%	8%	9%
Other (1)	240	230	182	10	4%	48	26%	25%	24%	22%
Total	$978	$942	$833	$36	4%	$109	13%

	Regions (2)			Change				Percentage of total
For the Year Ended June 30	2023	2022	2021	2023 / 2022		2022 / 2021		2023	2022	2021

		($ in millions)
United States	$579	$562	$495	$17	3%	$67	13%	59%	60%	59%
Latin America and Canada	220	191	166	29	15%	25	15%	22%	20%	20%
Europe, Middle East and Africa	118	122	114	(5)	(4)%	8	7%	12%	13%	14%
Asia Pacific	61	67	58	(5)	(8)%	9	15%	6%	7%	7%
Total	$978	$942	$833	$36	4%	$109	13%
(1)	Other includes sales related to: Performance Products customers; the ethanol industry; aquaculture and other animal species; adjuvants for animal vaccine manufacturers; and Mineral Nutrition other customers.
(2)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

Adjusted EBITDA by segment was:

	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2023	2022	2021	2023 / 2022		2022 / 2021		2023	2022	2021

		($ in millions)
Animal Health	$136	$124	$124	$12	10%	$0	0%	84%	79%	82%
Mineral Nutrition	17	24	17	(7)	(28)%	7	40%	11%	15%	11%
Performance Products	9	9	9	1	7%	(1)	(8)%	6%	6%	6%
Corporate	(50)	(46)	(43)	(4)	10%	(3)	7%
Total	$113	$111	$108	$2	2%	$3	3%
(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General description of non-GAAP financial measures” for description of Adjusted EBITDA.
(2)	Before unallocated corporate costs.

Certain amounts and percentages may reflect rounding adjustments.

Net identifiable assets by segment were:

	Net Identifiable Assets			Change				Percentage of total
As of June 30	2023	2022	2021	2023 / 2022		2022 / 2021		2023	2022	2021

		($ in millions)
Animal Health	$699	$655	$595	$44	7%	$60	10%	72%	70%	71%
Mineral Nutrition	76	87	68	(12)	(13)%	19	29%	8%	9%	8%
Performance Products	50	39	37	10	26%	3	7%	5%	4%	4%
Corporate	147	150	141	(3)	(2)%	9	6%	15%	16%	17%
Total	$971	$932	$841	$40	4%	$91	11%

Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

Certain amounts and percentages may reflect rounding adjustments.

Animal Health

Our Animal Health business develops, manufactures and markets about 270 product lines, including:

●	antibacterials, which inhibit the growth of pathogenic bacteria that cause infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and related products (MFAs and other);
●	nutritional specialty products, which support nutrition to help improve health and performance (nutritional specialties); and
●	vaccines, which induce an increase in antibody levels against a specific virus or bacterium, thus preventing disease due to infection with wild strains of that virus or bacterium (vaccines).

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

We continue to build our companion animal business and pipeline. Our Rejensa® joint supplement for dogs continues to gain customer acceptance. Our companion animal development pipeline includes an early-stage atopic dermatitis compound, a novel Lyme vaccine delivery system product, a potential treatment for mitral heart valve disease in dogs, a pain product and two early-stage oral care compounds.

Animal Health net sales by product group and regions were:

	Product Groups			Change				Percentage of total
For the Year Ended June 30	2023	2022	2021	2023 / 2022		2022 / 2021		2023	2022	2021

		($ in millions)
MFAs and other	$387	$362	$330	$26	7%	$32	10%	59%	60%	60%
Nutritional specialties	173	157	143	15	10%	14	10%	26%	26%	26%
Vaccines	100	88	73	12	13%	15	21%	15%	15%	13%
Animal Health	$660	$607	$546	$53	9%	$61	11%

	Regions(1)			Change				Percentage of total
For the Year Ended June 30	2023	2022	2021	2023 / 2022		2022 / 2021		2023	2022	2021

		($ in millions)
United States	$277	$248	$227	$29	12%	$21	9%	42%	41%	42%
Latin America and Canada	207	175	151	32	18%	24	16%	31%	29%	28%
Europe, Middle East and Africa	116	120	110	(4)	(3)%	10	9%	18%	20%	20%
Asia Pacific	60	64	58	(4)	(6)%	6	10%	9%	11%	11%
Total	$660	$607	$546	$53	9%	$61	11%
(1)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

MFAs and Other

Our MFAs and other products primarily consist of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and other products primarily consist of the production and sale of antibacterials (including Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (including Nicarb®, Aviax®, Aviax Plus®, Coxistac™ and amprolium). Antibacterials inhibit the growth of pathogenic bacteria that cause infections in animals, while anticoccidials inhibit growth of coccidia (parasites) that damage the intestinal tract of animals. The “MFAs and other products” product group also includes antibacterial products and other processing aids used in the ethanol fermentation industry.

Approximately 44% of our MFAs and other sales in the fiscal year 2023 were to the poultry industry, with sales to swine, beef and dairy cattle and other customers accounting for the remainder. We market our MFAs and other products in all regions where we do business.

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

Vaccines

Our vaccine products are primarily focused on preventing diseases in poultry, swine, beef and dairy cattle and aquaculture. We market our vaccine products to protect animals from either viral or bacterial disease challenges in all regions in which we operate.

We have developed and market approximately 345 licensed vaccine presentations for the prevention of diseases in poultry, including vaccines to protect against Infectious Bursal Disease, Infectious Bronchitis, Newcastle Disease, Reovirus, Salmonella and Coryza.

We develop, manufacture and market autogenous vaccines against animal diseases for swine, poultry and beef and dairy cattle in the United States and Brazil. Our autogenous bacterial and viral vaccines enable us to produce custom vaccines for veterinarians that contain antigens specific to each farm, allowing Phibro to provide comprehensive and customized health management solutions to our customers. Our autogenous vaccine products include the Tailor-Made® and Phi-Shield® lines of vaccines and the MJPRRS® vaccine. We also develop, manufacture and market adjuvants to animal vaccine manufacturers globally.

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

We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines and related technologies, such as:

●	MB-1®, a live attenuated vaccine for Infectious Bursal disease, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection at the hatchery;
●	TAbic® IB VAR206, a live attenuated virus vaccine for Infectious Bronchitis developed from a unique genotype 2 variant strain;
●	The inactivated subunit Infectious Bursal Disease Virus;
●	Salmin Plus®, the first multi-variant inactivated vaccine containing Salmonella Enteritis, Salmonella Typhimurium and Salmonella Infantis;
●	EASE® (Enhanced Antigen Surface Expression), a new bacterial growth procedure to improve the performance of our vaccines; and
●	pHi-Tech®, a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information.

We continue to invest in a vaccine production facility in Sligo, Ireland to manufacture poultry vaccines, with our first commercial sale of product from this facility having occurred in fiscal year 2022, and longer-term expectations to add swine and cattle vaccines production at this facility. Installation of additional machinery and equipment is planned while we continue to submit necessary registrations on a country-by-country basis in order to obtain regulatory approvals needed to sell these products to a broader geographic market.

We recently completed construction of and received regulatory approval for a new vaccine production facility in Guarulhos, Brazil to manufacture and market autogenous vaccines that combat disease in swine, poultry and aquaculture.

Mineral Nutrition

Our Mineral Nutrition business manufactures and markets approximately 420 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their animals’ diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, swine and beef and dairy cattle. Volume growth in the mineral nutrition sector is primarily driven by livestock production and customer inventory levels, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary due to changes in customer buying patterns, seasonal variability and weather conditions in a particular region, which may cause animal feed consumption to fluctuate.

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

Provia Prime™ and MicroLife® Prime represent a proprietary combination of four strains of bacillus-based direct-fed microbials that have been shown to promote beneficial gut bacteria, which can help promote health, immunity and productivity in poultry, which leads to lower pathogen challenges in commercial poultry production. Phibro continues to work in the development of new bacillus-based products, which are being developed for multiple animal species.

We market nutritional specialty products to livestock producers with the support of key influencers, such as animal nutritionists and veterinarians.

Vaccines

We develop, manufacture and market fully licensed and autogenous vaccines for poultry, swine, beef and dairy cattle and aquaculture globally. We also develop, manufacture and market vaccination devices. We produce vaccines that protect animals from either viral or bacterial disease challenges. Our vaccine products include:

	Market
Product	Entry	Description
V.H.TM	1974	Live vaccine for the prevention of Newcastle Disease in poultry
Tailor-Made® Vaccines	1982	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and beef and dairy cattle in the U.S.
MVP adjuvants®	1982	Components of veterinary vaccines that enhance the immune response to a vaccine
TAbic® M.B.	2004	Live vaccine for the prevention of Infectious Bursal Disease in poultry
MJPRRS®	2007	Autogenous vaccine for the prevention of porcine reproductive and respiratory syndrome (“PRRS”) in swine
TAbic® IB VAR	2009	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic® IB VAR206	2010	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
MB-1®	2017	Live vaccine for the prevention of Infections Bursal Disease in the hatchery in poultry
pHi-Tech®	2019	Portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information
Phivax® SLE	2019	A live attenuated Salmonella Enteritidis vaccine for the control of Salmonella infection in poultry
Phi-Shield® Vaccines	2023	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and aquaculture in Brazil

The V.H. strain of Newcastle Disease vaccine is a pathogenic strain and is effective when applied by aerosol, coarse spray, drinking water or eye-drops. It has been used successfully under various management and climate conditions in many breeds of poultry.

Tailor-Made® vaccines are autogenous vaccines against either bacterial or viral diseases which contain antigens specific to each farm. We manufacture and sell these vaccines to U.S. veterinarians for use primarily in swine, poultry and beef and dairy cattle.

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

pHi-Tech® is a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information.

Phivax® SLE is a vaccine used as an aid in the reduction of Salmonella Enteritidis colonization in layers and breeder broiler chickens.

Phi-Shield® vaccines are autogenous vaccines against either bacterial or viral diseases which contain antigens specific to each farm. We manufacture and sell these vaccines to Brazilian producers for use primarily in swine, poultry and aquaculture.

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

Our major mineral nutrition customers are U.S. regional and national feed companies, distributors, co-ops, pre-mixers, integrated swine, beef and poultry producers and pet food manufacturers. The majority of our customers have nutrition staffs who determine their specific formulas for custom trace mineral premixes. Trace mineral costs and our selling prices fluctuate with commodity markets, and therefore, these products are price sensitive. Their sale requires a focused effort on cost and inventory management, quality control, customer service, pricing and logistics execution to be profitable.

Performance Products

Our Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We operate the business through our PhibroChem (a division of PAHC), Ferro Metal and Chemical Corporation Limited and Phibro-Tech, Inc. (“Phibro-Tech”) business units.

Sales and Marketing

Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of more than 400 employees and approximately 195 distributors who market our portfolio of approximately 690 product lines to livestock producers, veterinarians, nutritionists, animal feed companies and distributors in over 80 countries.

In markets where we have a direct commercial presence, we sell our animal health and mineral nutrition products through our local sales offices, either directly to integrated poultry, swine and beef and dairy cattle producers or through commercial animal feed manufacturers, wholesalers and distributors. Our sales representatives visit our customers, including livestock producers, veterinarians, nutritionists, animal feed companies and distributors, to inform, promote and sell our products and services. In direct service markets, our technical operations specialists provide scientific consulting focused on disease management and herd management, and training and education on diverse topics, including responsible product use.

We sell our Performance Products through our local sales offices to the personal care, industrial chemical and chemical catalyst industries. We market these products predominately in the United States.

Customers

We have approximately 4,000 customers, of which approximately 3,800 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy cattle farmers, to be the primary customers of our livestock products. We sell our animal health and mineral nutrition products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We sell our companion animal product using a distributor calling on veterinary clinics. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.

We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.

Product Registrations, Patents and Trademarks

We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low-cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, approximately 282 patents or pending applications in more than 30 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.

We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is regulated by authorities that are specific to each country, e.g., the FDA in the United States, Health Canada in Canada and European Food Safety Authority (“EFSA”) and the European Medicines Agency (“EMA”) in Europe. Medicated product registrations and requirements are country- and product-specific for each country in which they are sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third-party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2023, we had approximately 1,055 Animal Health product registrations globally, including approximately 390 MFA registrations, 345 vaccine registrations (including autogenous vaccines) and 320 registrations for nutritional specialty products. Our MFA global registrations included approximately 90 registrations for virginiamycin.

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

We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, approximately 3,700 trademark registrations or pending applications globally, identifying goods and services related to our business.

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

United States

In the United States, governmental oversight of animal nutrition and health products is conducted primarily by the FDA and/or the United States Department of Agriculture (“USDA”). The United States Environmental Protection Agency (the “EPA”) has jurisdiction over certain products applied topically to animals or to premises to control external parasites and shares regulatory jurisdiction of ethanol manufactured in biofuel manufacturing facilities with the FDA.

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

FDA approval of Type A/B/C Medicated Feed Articles and drugs is based on satisfactory demonstration of safety, efficacy, manufacturing quality standards and appropriate labeling. Efficacy requirements are based on the desired label claim and encompass all species for which label indication is desired. Safety requirements include target animal safety and, in the case of food animals, human food safety (“HFS”). HFS reviews include drug residue levels and the safety of those residue levels. In addition to the safety and efficacy requirements for animal drugs used in food-producing animals, environmental safety must be demonstrated. Depending on the compound, the environmental studies may be quite extensive and expensive. In many instances, the regulatory hurdles for a drug that will be used in food-producing animals are at least as stringent as, if not more so than, those required for a drug used in humans. In addition, certain safety requirements relating to antimicrobial resistance must be met for antimicrobial products.

The CVM Office of New Animal Drug Evaluation is responsible for reviewing information submitted by drug sponsors who wish to obtain approval to manufacture and sell animal drugs. A new animal drug is deemed unsafe unless there is an approved New Animal Drug Application (“NADA”). Virtually all animal drugs are “new animal drugs” within the meaning of the Federal Food, Drug, and Cosmetic Act. An approved Abbreviated New Animal Drug Application (“ANADA”) is a generic equivalent of an NADA previously approved by the FDA. Both are regulated by the FDA. The drug development process for human therapeutics is generally more involved than that for animal drugs. However, because human food safety and environmental safety are issues for food-producing animals, the animal drug approval process for food-producing animals typically takes longer than for companion animals.

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

The USDA regulates the U.S. veterinary vaccines through the Center for Veterinary Biologics (“CVB”), which implements the Virus-Serum-Toxin Act to assure that pure, safe, potent and effective veterinary biologics are available for diagnosis, prevention and treatment of animal diseases. The CVB monitors and inspects vaccine products and the manufacturing facilities.

The EPA has established and monitors the Renewable Fuel Standard program, for which some of our biofuel manufacturing facilities must comply. Compliance includes generating and tracking renewable identification numbers documentation over transfer, blending and exporting, and quarterly reporting.

Virginiamycin. In November 2004, the CVM released a draft for comment of its risk assessment of streptogramin resistance for treatment of certain infections in humans attributable to the use of streptogramins in animals (the “risk assessment”). The risk assessment was initiated after approval of a human drug called Synercid® (quinupristin/dalfopristin) for treating vancomycin-resistant Enterococcus faecium (“VREf”), which led to increased attention regarding the use of streptogramins in animals. Synercid and virginiamycin (the active ingredient in our Stafac product) are both members of the streptogramin class of antimicrobial drugs. The risk assessment was unable to produce any firm conclusions as to whether, and, if so, how much, the use of virginiamycin in food animals contributes to the occurrence of streptogramin-resistant infections in humans via a foodborne pathway.

In classifying streptogramins in 2003 as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, the FDA’s stated concern was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment of VREf infections in humans. We requested that the FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy, however, the FDA declined our request. The FDA has recently issued a draft of GFI 152 and the streptogram class of antimicrobials was still included as medically important. Phibro submitted comments again to the open docket recommending that streptogramins be listed as not medically important, particularly in light of the recent withdrawal of Synercid from the U.S. market by the sponsor. There is no certainty surrounding the outcome of the current review of the GFI 152 list and actions that may be taken by the FDA.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the extensive research and data that confirm the safety of carbadox. In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2023 were approximately $20 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

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

Competition

We are engaged in highly competitive industries and, with respect to all our major products, face competition from a substantial and continually evolving number of global and regional competitors. Some competitors have greater financial, R&D, manufacturing and other resources than we have. Our competitive position is based principally on our product registrations, customer service and support, breadth of product line, product quality, manufacturing technology, facility locations and product prices. We face competition in every market in which we participate. Many of our products face competition from products that may be used as an alternative or substitute.

There has been, and there may continue to be, consolidation in the animal health market, which could strengthen our competitors. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position, however, we believe the following strengths create sustainable competitive advantages that will enable us to continue our growth as a leader in our industry.

Products Aligned with Need for Increased Protein Production

Increased scarcity of natural resources is increasing the need for efficient production of food animals such as poultry, swine and cattle. Our animal health products, including our MFAs, vaccines and nutritional specialty products, help prevent and manage disease outbreaks and enhance nutrition to help support natural defenses against diseases. These products are often critical to our customers’ efficient production of healthy animals. Our leading MFAs product franchise, Stafac/V-Max/Eskalin, is approved in over 30 countries for use in poultry, swine and beef and dairy cattle and is regarded as one of the leading MFA products for production animals. Our nicarbazin and amprolium MFAs are globally recognized anticoccidials. Our nutritional specialty product offerings such as OmniGen-AF and Animate are used increasingly in the global dairy industry, and Magni-Phi and Provia Prime/MicroLife Prime are rapidly becoming important products for poultry producers. Our vaccine products are effective against critical diseases in poultry, swine and beef and dairy cattle.

Global Presence with Existing Infrastructure in Key High-Growth Markets

We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in over 80 countries provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Mexico, Turkey, Australia, Canada, Poland and other Eastern European countries and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 58% of our Animal Health segment revenues for the year ended June 30, 2023.

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

Diversified and Complementary Product Portfolio with Strong Brand Name Recognition

We market products across the three largest livestock species (poultry, swine, and beef and dairy cattle) and aquaculture and in the major product categories (MFAs, vaccines and nutritional specialty products). We believe our diversity of species and product categories enhances our sales mix and lowers our sales concentration risk. The complementary nature of our Animal Health and Mineral Nutrition portfolio provides us with unique cross-selling opportunities that can be used to gain access to new customers or deepen our relationships with existing customers. We believe we have strong brand name recognition for the Phibro name and for many of our animal health and mineral nutrition products, and we believe Phibro vaccines are recognized as an industry standard in efficacy against highly virulent disease challenges. Our diverse portfolio of products also allows us to address the distinct growing conditions of livestock in different regions.

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

Human Capital

As of June 30, 2023, we had 1,920 employees in 52 locations spanning 33 countries. Certain of our Brazilian employees are covered by multi-employer regional industry-specific unions. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees globally are covered by individual employment agreements.

We strive to nurture a strong culture that empowers team members and provides opportunities for growth and development. The Denison Organization Culture survey was administered to all employees globally in 2021 and 2017, with at least a 75 percent response rate each time. Phibro employee engagement and commitment scores remained consistent at 82 percent favorable for engagement and 76 percent favorable for commitment. We are intently focused on maintaining these results across the organization.

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

Employee safety is paramount. We have implemented our Road to Zero initiative, which utilizes teaming concepts to elevate employee involvement in project-based improvement activities. Participation drives a strong culture of safety and quality. Road to Zero provides a formal system for engagement, shared responsibility, leadership opportunities, meaningful contributions and accountability. We have and will continue to take the necessary daily precautions as recommended by local government authorities to keep our employees safe.

Strength Through Diversity, Equity & Inclusion (DEI)

We create a positive and supportive work environment for our employees. Our approach enables opportunity for inclusion and encourages diverse perspectives and thinking to maximize the achievement of innovative and successful outcomes. We aim to protect employees from being discriminated against because of gender, sexual orientation, age, marital status, race, religion, political beliefs, ethnic background, country of origin, language or non-job-related disabilities, and we follow these same principles when recruiting new talent to our organization. We offered training courses to our employees during fiscal year 2023 covering Diversity, Equity & Inclusion as well as Sensitivity and Unconscious Bias.

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

Cultivating One Leader at a Time

Our proprietary Leadership Model is a framework that guides how our people plan and act to advance company priorities. We strive for each executive/manager/employee to be consistently challenged to:

●	See what needs to be done (strategy, vision, growth);
●	Get it done (execution); and
●	Get it done the right way (how you do it).

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

We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial products in Guarulhos, Brazil and Braganca Paulista, Brazil. We manufacture active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products in Neot Hovav, Israel. We produce vaccines in Beit Shemesh, Israel, Sligo, Ireland, Omaha, Nebraska, and Guarulhos, Brazil. We produce adjuvants in Omaha, Nebraska. We produce pharmaceuticals, disinfectants and other animal health products in Petach Tikva, Israel. We produce certain of our nutritional specialty products in Quincy and Chillicothe, Illinois and Sarasota, Florida. We produce certain of our mineral nutrition products in Quincy, Illinois and Omaha, Nebraska.

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

We operate Animal Health R&D and product testing at several of our domestic and international facilities. We also engage various independent contract research organizations to undertake research and development activities.

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

We must also comply with the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and comparable state laws regulating the treatment, storage, disposal, remediation and transportation of solid and hazardous wastes. These laws impose management requirements on generators and transporters of such wastes and on the owners and operators of treatment, storage and disposal facilities. As current or historic recyclers of chemical waste, certain of our subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by environmental regulatory authorities under RCRA. Our subsidiary Phibro-Tech currently has a RCRA operating permit for its Santa Fe Springs, California facility, for which a renewal application is under review and a draft permit has been issued for public review and comment. Phibro-Tech initially submitted an application for renewal of its permit for the Santa Fe Springs facility in 1996. We are unable to predict when the State of California will make a final permitting decision. Until the State of California issues its final decision on the renewal application, the facility is continuing to operate under the exiting permit. Phibro-Tech has updated its permit application on several occasions, and Department of Toxic Substances Control has approved a number of permit modifications to the existing permit. In addition, because we or our subsidiaries have closed several facilities that had been the subject of RCRA permits, we or our subsidiaries have been and will be required to investigate and remediate certain environmental contamination conditions at these closed plant sites within the requirements of RCRA corrective action programs.

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

Capital Expenditures

We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $2.4 million for the fiscal year ended June 30, 2023. See “Business — Environmental, Health and Safety Regulations” for further descriptions. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.

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

Participating Responsible Parties (“PRPs”) at Omega Chemical Superfund Site.   The EPA is investigating and planning for the remediation of offsite contaminated groundwater that has migrated from the Omega Chemical

Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA has entered into a settlement agreement with a group of companies that sent chemicals to the Omega Chemical Site for processing and recycling (“OPOG”) to remediate the contaminated groundwater that has migrated from the Omega Chemical Site in accordance with a general remedy selected by EPA. The EPA has named Phibro-Tech and certain other subsidiaries of PAHC as PRPs due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site. In September 2012, the EPA notified approximately 140 PRPs, including Phibro-Tech and the other subsidiaries, that they have been identified as potentially responsible for remedial action for the groundwater plume affected by the Omega Chemical Site and for EPA oversight and response costs. Phibro-Tech contends that any groundwater contamination at its site is localized and due to historical operations that pre-date Phibro-Tech and/or contaminated groundwater that has migrated from upgradient properties. In addition, a successor to a prior owner of the Phibro-Tech site has asserted that PAHC and Phibro-Tech are obligated to provide indemnification for its potential liability and defense costs relating to the groundwater plume affected by the Omega Chemical Site. PAHC and Phibro-Tech have vigorously contested this position and have asserted that the successor to the prior owner is required to indemnify Phibro-Tech for its potential liability and defense costs. Furthermore, several members of OPOG filed a complaint under CERCLA and RCRA in the United States District Court for the Central District of California against many of the PRPs allegedly associated with the groundwater plume affected by the Omega Chemical Site (including Phibro-Tech) for contribution toward past and future costs associated with the investigation and remediation of the groundwater plume affected by the Omega Chemical Site, and the United States Department of Justice, on behalf of the EPA, sent Phibro-Tech and certain other PRPs a pre-litigation notice letter in August 2022 regarding potential CERCLA Sec. 107 cost recovery claims seeking unrecovered past costs related to the groundwater plume affected by the Omega Chemical Site, along with a declaration allocating liability for future costs.

In February 2023, the plaintiffs in the OPOG lawsuit, and certain defendants in the OPOG lawsuit, including Phibro-Tech, signed a definitive settlement agreement that provides for a “cash-out” settlement, with contribution protection, for Phibro-Tech and its affiliates (as well as certain other defendants) releasing Phibro-Tech and its affiliates from liability for contamination of the groundwater plume affected by the Omega Chemical Site (with certain exceptions), including past and future EPA response costs that were the subject of the August 2022 pre-litigation letter sent by the DOJ on behalf of the EPA. As part of the settlement, Phibro-Tech also resolved all claims for indemnification and contribution between Phibro-Tech and the successor to the prior owner of the Phibro-Tech site. The definitive settlement agreement contemplates cash payments by Phibro-Tech and one of its affiliates over a period ending in February 2024. The definitive settlement agreement is subject to formal approval by the EPA, the DOJ and the district court. During the year ended June 30, 2023, we recognized expenses for the definitive settlement agreement and other related costs, which are included in our consolidated statement of operations as selling, general and administrative expenses.

Potential Claims.   In addition to cleanup obligations, we could also be held liable for all consequences arising out of human exposure to hazardous substances or other environmental damage, which liability may not be covered by insurance.

Environmental Accruals and Financial Assurance.   We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $8.5 million and $4.3 million as of June 30, 2023 and 2022, respectively.

In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of surety bonds or letters of credit issued pursuant to our revolving credit facility. As of June 30, 2023, surety bonds and letters of credit provided $12.9 million of financial assurance.

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

Where You Can Find More Information

We are subject to the information and periodic and current reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, in accordance therewith, will file periodic and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such periodic and current reports, proxy statements and other information will be available to the public on the SEC’s website at www.sec.gov and through our website at www.pahc.com. None of the information accessible on or through our website is incorporated into this Annual Report on Form 10-K.

Item 1A.   Risk Factors

Risk Factors Summary

For a summary of risk factors, see our “Forward-Looking Statements and Risk Factors Summary” on page 3.

Risk Factors

You should carefully consider all of the information set forth in this Annual Report on Form 10-K, including the following risk factors, before deciding to invest in our Class A common stock. If any of the following risks occurs, our business, financial condition, results of operation or cash flows could be materially adversely affected. In any such case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks below are not the only ones the Company faces. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces described below and elsewhere. See also “Forward-Looking Statements and Risk Factors Summary.”

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

In recent years, outbreaks of African Swine Fever, primarily in China, have reduced animal populations and have reduced consumer demand for pork in the affected markets. In the past decade, there has been substantial publicity regarding H1N1, known as North American (or Swine) Influenza and, H5N1, known as Highly Pathogenic Avian Influenza, in both the human population and among birds. According to the WHO, in 2022, 67 countries in five continents reported H5N1 high pathogenicity avian influenza outbreaks in poultry and wild birds to the World Organization for Animal Health, with more than 131 million domestic poultry lost due to death or culling in affected farms and villages. There have also been concerns relating to E. coli in beef and Salmonella in poultry and other food poisoning micro-organisms in meats and other foods. Consumers may associate human health fears with animal diseases, food, food production or food animals whether or not it is scientifically valid, which may have an adverse impact on the demand for animal protein. Occurrences of this type could significantly affect demand for animal protein, which in turn could affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.

Outbreaks of an exotic or highly contagious disease in a country where we produce our products may result in other countries halting importation of our products for fear that our product may be contaminated with the exotic organism.

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

Our global sales of antibacterials, anticoccidials and other products, including our Mecadox product, were $387 million, $362 million and $330 million for the years ended June 30, 2023, 2022 and 2021, respectively. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or consumer preferences to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.

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

In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2023, were approximately $20 million.

See also “ — We are subject to product registration and authorization regulations in many of the jurisdictions in which we operate and/or distribute our products, including the United States and member states of the European Union”; “Business —Compliance with Government Regulation — United States — Carbadox”; and “Business — Compliance with Government Regulation — Global Policy and Guidance.”

A material portion of our sales are generated by antibacterials and other related products.

Our medicated products business is comprised of a relatively small number of compounds and accounted for approximately 40% of net sales for each of the years ended June 30, 2023 and 2022. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.

Our business may be negatively affected by weather conditions and the availability of natural resources.

The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and weather-related pressures from pests and diseases. As a result, we may experience regional and seasonal fluctuations in our results of operations.

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

Adverse weather conditions, including excessive cold or heat, natural disasters, floods, droughts and other events, could negatively impact our livestock customers by impairing the health or growth of their animals or the production or availability of feed. Such events can also interfere with our customers’ operations due to power outages, fuel shortages, damage to their farms or facilities or disruption of transportation channels. In addition, droughts can lead to reduced availability of grazing pastures, forcing cattle producers to cull their herds. Fewer heads of cattle could result in reduced demand for our products. Further heat waves may cause stress in animals and lead to increased vulnerability to disease, reduced fertility rates and reduced milk production. Adverse weather conditions and natural disasters may also have a material impact on the aquaculture business. Changes in water temperatures could affect the timing of reproduction and growth of various fish species, as well as trigger the outbreak of certain water borne diseases.

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

Our business is exposed to risks associated with public health crises, including epidemics and pandemics such as the novel coronavirus and its variants (COVID-19). The COVID-19 pandemic adversely affected workforces, customers, suppliers, consumer sentiment, economies and financial markets and led to an economic downturn in many countries in which we operate. Disruptions due to a resurgence of COVID-19 or other similar health epidemics could negatively impact our manufacturing facilities, and our logistics and supply chain operations, as well as those of our customers, third-party manufacturers, suppliers and end users of our products who raise animals or who process meat, milk, eggs and seafood for human consumption and may result in a period of economic and business disruption and could have a material adverse impact on our business and financial results.

The COVID-19 pandemic and similar outbreaks could lead to decreased demand for protein, which may lead to end users of our products reducing their herd or flock sizes. In addition, demand for protein could be reduced because consumers may associate human health fears related to COVID-19 of other outbreaks with animal diseases, food, food production or food animals, whether it is scientifically valid. Reductions in demand for animal protein resulting from these factors could in turn affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations.

The impact of a pandemic or similar public health crises is uncertain and subject to change and could also exacerbate the other risks discussed in this “Risk Factors” section. We cannot predict with certainty the full scope and severity of any potential disruptions to our business, operating results, cash flows and/or financial condition, but we expect that the resulting adverse impact on our business and financial results could be material.

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

We make a majority of our sales to integrated poultry, swine and beef and dairy cattle operations and to a number of regional and national feed companies, distributors, co-ops and blenders. Food animal producers, particularly, swine and poultry producers, and our distributors have seen recent consolidation in their industries. Significant consolidation of our customers and distributors may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups potentially could enable such groups to attempt to extract price discounts on our products. Moreover, if, as a result of increased leverage, customers require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenues. Consolidation among our customer base may also lead to reduced demand for our products and replacement of our products by the combined entity with those of our competitors. The result of these developments could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to risk based on customer exposure to rising costs and reduced customer income.

Livestock producers may experience increased feed, fuel, transportation and other key costs or may experience decreased animal protein prices or sales, inflationary pressures as a result of interest rate increases or otherwise and including as a result of the uncertainties and potential economic downturn relating to a resurgence of the COVID-19 pandemic or relating to the ongoing armed conflict between Russia and Ukraine. International sanctions, trade disputes and tariffs could reduce demand for our customers’ products. These trends could cause deterioration in the financial condition of our livestock producer customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock producer customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products.

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

The public perception of the safety, quality and efficacy of certain of our animal health products may harm our reputation.

The public perception of the safety, quality and efficacy of certain of our animal health products, whether or not these concerns are scientifically or clinically supported, may lead to product recalls, withdrawals, suspensions or declining sales as well as product liability and other claims.

Regulatory actions based on these types of safety, quality or efficacy concerns could impact all, or a significant portion of a product’s sales and could, depending on the circumstances, materially adversely affect our results of operations.

In addition, we depend on positive perceptions of the safety, quality and efficacy of our products, and animal health products generally, by our customers, veterinarians and end-users, and such concerns may harm our reputation. In some countries, these perceptions may be exacerbated by the existence of counterfeit versions of our products, which, depending on the legal and law enforcement recourse available in the jurisdiction where the counterfeiting occurs, may be difficult to police or stop. These concerns and the related harm to our reputation could materially adversely affect our financial condition and results of operations, regardless of whether such reports are accurate.

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

While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials and our third-party contract manufacturers may demand price increases related to increases in the costs of raw materials. In addition, we may be subject to new or increased tariffs on imported raw materials with limited ability to pass those increased costs through to our customers. Although no single raw material accounted for more than 5% of our cost of goods sold for the year ended June 30, 2023, volatility in raw material costs can result in significant fluctuations in our costs of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages or disruptions of such raw materials will not occur and the likelihood of such supply shortages and disruptions has been, and may continue to be, increased due to global supply chain disruptions, including those caused by the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.

Our revenues are dependent on the continued operation of our various manufacturing facilities.

Although presently all our manufacturing facilities are considered to be in good condition, the operation of our manufacturing facilities involves many risks which could cause product interruptions, including the breakdown, failure or substandard performance of equipment, construction delays, mislabeling, shortages of materials, labor problems, power outages, political and social instability, the improper installation or operation of equipment, natural disasters, terrorist activities, armed conflicts, the outbreak of any highly contagious diseases, such as COVID-19 in humans or African Swine Fever in swine, near our production sites and the need to comply with environmental and other directives of governmental agencies. In addition, regulatory authorities such as the FDA typically require approval and periodic inspection of the manufacturing facilities to confirm compliance with applicable regulatory requirements, and those requirements may be enforced by various means, including seizures and injunctions. Certain of our product lines are manufactured at a single facility, and certain of our product lines are manufactured at a single facility with limited capacity at a second facility, and production would not be easily transferable to another site. The occurrence of material operational problems, including but not limited to the above events, may adversely affect our financial condition and results of operations.

Our manufacturing network may be unable to meet the demand for our products or we may have excess capacity if demand for our products changes. The unpredictability of a product’s regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites and shifting customer demand (including as a result of market conditions or entry of branded or generic competition) increase the potential for capacity imbalances. In addition, construction of manufacturing sites is expensive, and our ability to recover costs will depend on the market acceptance and success of the products produced at the new sites, which is uncertain.

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

Our international operations could be limited or disrupted by any of the following:

●	volatility in the international financial markets;
●	compliance with governmental controls;
●	difficulties enforcing contractual and intellectual property rights;
●	compliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar non-U.S. laws and regulations;
●	compliance with foreign labor laws;
●	compliance with Environmental Laws;
●	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to EHS requirements;
●	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers;
●	political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the ongoing conflict between Russia and Ukraine;
●	trade restrictions, export controls and sanctions laws and restrictions on direct investments by foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury;
●	government limitations on foreign ownership;

●	government takeover or nationalization of businesses;
●	changes in tax laws and tariffs;
●	changes in the economic, business, competitive and regulatory environment, including changes in the value of foreign currencies relative to the U.S. dollar or high inflation;
●	imposition of anti-dumping and countervailing duties or other trade-related sanctions;
●	costs and difficulties and compliance risks in staffing, managing and monitoring international operations;
●	corruption risk inherent in business arrangements and regulatory contacts with foreign government entities;
●	longer payment cycles and increased exposure to counterparty risk; and
●	additional limitations on transferring personal information between countries or other restrictions on the processing of personal information.

The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability.

In addition, international transactions may involve increased financial and legal risks due to differing legal systems and customs, as well as restrictions and sanctions that may be imposed on one or more persons and/or jurisdictions in which we operate, including those arising from the ongoing armed conflict between Russia and Ukraine. Compliance with these requirements may prohibit the import or export of certain products and technologies or may require us to obtain a license before importing or exporting certain products or technology. A failure to comply with any of these laws, regulations or requirements could result in civil or criminal legal proceedings, monetary or non-monetary penalties, or both, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. In addition, variations in the pricing of our products in different jurisdictions may result in the unauthorized importation of our products between jurisdictions. While the impact of these factors is difficult to predict, any of them could materially adversely affect our financial condition and results of operations. Changes in any of these laws, regulations or requirements, or the political environment in a particular country, may affect our ability to engage in business transactions in certain markets, including investment, procurement and repatriation of earnings.

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

As of June 30, 2023, we had manufacturing and direct sales operations in 25 countries and sold our products in over 80 countries. Our operations outside the United States accounted for 58% and 56% of our consolidated assets as of June 30, 2023 and 2022, respectively, and 41% and 40% of our consolidated net sales for the years ended June 30, 2023 and 2022, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.

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

Our Israeli manufacturing facilities and local operations accounted for 27% and 28% of our consolidated assets, as of June 30, 2023 and 2022, and 19% and 19% of our consolidated net sales for the years ended June 30, 2023 and 2022, respectively. We maintain manufacturing facilities in Israel, which manufacture:

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

Our Brazilian manufacturing facilities and local operations accounted for 14% and 12% of our consolidated assets, as of June 30, 2023 and 2022, respectively, and 16% and 15% of our consolidated net sales for the years ended June 30, 2023 and 2022, respectively. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin, salinomycin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb, Kamoran®, and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.

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

As of June 30, 2023, approximately 290 of our Israeli employees and 460 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.

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

Current U.S. and international economic and market conditions are uncertain. The COVID-19 pandemic adversely affected international economic conditions and financial markets and led to economic downturns in many countries in which we operate. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including as a result of a resurgence of COVID-19 pandemic or other similar public health crises, and other challenges faced in the credit markets and financial services industry.

Economic, business, political and financial disruptions from the ongoing armed conflict between Russia and Ukraine and the imposition of sanctions and business disruptions as well as inflation, could also have a material adverse effect on our operating results, financial condition, and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. Customers may seek lower price alternatives to our products if they are negatively impacted by poor economic conditions. Furthermore, our exposure to credit and collectability risk and cybersecurity risk is higher in certain international markets and as a result of the crisis resulting from the ongoing armed conflict between Russia and Ukraine, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and we have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurance that such procedures and measures will effectively limit such risks and avoid losses.

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

Changes in laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our results of operations. A number of our customers, particularly U.S.-based food animal producers have benefited from free trade agreements, including, in the past, the North American Free Trade Agreement (“NAFTA”). The U.S., Canada and Mexico reached an agreement to replace NAFTA with the United States-Mexico-Canada Agreement. Any other changes to international trade agreements or policies could harm our customers, and as a result, negatively impact our financial condition and results of operations. Additionally, in response to new U.S. tariffs affecting foreign imports, some foreign governments, including China, have instituted or are considering instituting tariffs on certain U.S. goods. While the scope and duration of these and any future tariffs remain uncertain, tariffs imposed by the U.S. or foreign governments on our customers’ products, or on our products or the active pharmaceutical ingredients or other components thereof, could negatively impact our financial condition and results of operations.

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

Our competitive position is also dependent upon unpatented trade secrets, which in some cases may be difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or may otherwise gain access to our trade secrets and trade secrets may be disclosed or we may not be able to protect our rights to unpatented trade secrets.

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

As of June 30, 2023, we had outstanding indebtedness (reflecting the principal amounts) of $273.8 million under our 2021 Term A loan (as defined below), $50.0 million under our 2023 Incremental Term loan (as defined below), $141.0 million of outstanding borrowings under our revolving credit facility, $11.7 million under our 2022 Term Loan (as defined below) and $2.5 million of outstanding letters of credit. Subject to restrictions in our 2021 Credit Facilities (as defined below), we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.

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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the impact of the COVID-19 pandemic and the ongoing armed conflict between Russia and Ukraine, and the related economic downturn in the debt markets. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

Mr. Bendheim and his family and affiliates may choose to dispose of part or all of their stakes in us and/or may cease to exercise the current level of control they have over the appointment and removal of members of our Board. Any such changes may trigger a “change of control” event that could result in us being forced to repay the 2021 Credit Facilities (which includes our 2023 Incremental Term Loan) or lead to the termination of a significant contract to which we are a party. If any such event occurs, this may negatively affect our financial condition and operating results. In addition, we may not have sufficient funds to finance repayment of any of such indebtedness upon any such “change in control.”

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

Under generally accepted accounting principles in the United States (“GAAP”), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2023, we had goodwill of $53.3 million and identifiable intangible assets, less accumulated amortization, of $55.0 million. Identifiable intangible assets consist primarily of developed technology rights and patents and customer relationships.

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

Implementing new business lines or offering new products and services may subject us to additional risks.

From time to time, we may implement new business lines or offer new products and services within existing lines of business. There may be substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, marketing, or acquiring new lines of business and/or offering new products and services. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may prove to be unachievable. Our lack of experience or knowledge, as well as external factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the success of an acquisition or the implementation of a new line of business or a new product or service. New business lines or new products and services within existing lines of business could affect the sales and profitability of existing lines of business or products and services. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.

Risks Related to Ownership of Our Class A Common Stock

Our multiple class structure and the concentration of our voting power with certain of our stockholders will limit your ability to influence corporate matters, and conflicts of interest between certain of our stockholders and us or other investors could arise in the future.

As of August 25, 2023, BFI Co., LLC (“BFI”) beneficially owns 59,480 shares of our Class A common stock and 20,166,034 shares of our Class B common stock, which together represent approximately 90.9% of the combined voting power of all classes of our outstanding common stock. As of August 25, 2023, our other stockholders collectively own interests representing approximately 9.1% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. The COVID-19 pandemic and the ongoing armed conflict between Russia and Ukraine has contributed to significant volatility in stock and financial markets in the United States and globally. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.

As of August 25, 2023, approximately 90.9% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 25, 2023, we had 20,337,574 shares of Class A common stock and 20,166,034 shares of Class B common stock outstanding.

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

Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our by-laws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Provisions of our certificate of incorporation could have the effect of preventing us from having the benefit of certain business opportunities that we would otherwise be entitled to pursue.

Our certificate of incorporation provides that BFI and its affiliates are not required to offer corporate opportunities of which they become aware to us and could, therefore, offer such opportunities instead to other companies including affiliates of BFI. In the event that BFI obtains business opportunities from which we might otherwise benefit but chooses not to present such opportunities to us, these provisions of our certificate of incorporation could have the effect of preventing us from pursuing transactions or relationships that would otherwise be in the best interests of our stockholders.

We may not pay cash dividends in the future and, as a result, you may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your initial investment.

We have a paid a quarterly dividend since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of $0.12 per share on our Class A common stock and Class B common stock that is payable September 27, 2023. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions and our ability to obtain funds from our subsidiaries to meet our obligations. Our 2021 Credit Facilities permit us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the 2021 Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.

General Risk Factors

We face competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have.

Many of our products face competition from alternative or substitute products. We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. Several new start-up companies also compete in the animal health industry. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Some competitors have greater financial, R&D, production and other resources than we have. Some of our principal competitors include Boehringer Ingelheim International GmbH, Ceva Santé Animale, Elanco Animal Health Incorporated, Huvepharma Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Southeastern Minerals, Inc. and Zoetis Inc. To the extent these companies or new entrants offer comparable animal health, mineral nutrition or performance products at lower prices, our business could be adversely affected. New entrants could substantially reduce our market share or render our products obsolete. Furthermore, many of our competitors have relationships with key distributors and, because of their size, have the ability to offer attractive pricing incentives, which may negatively impact or hinder our relationships with these distributors.

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

We may not be able to expand through acquisitions or successfully integrate the products, services and personnel of acquired businesses.

From time to time, we may make selective acquisitions to expand our range of products and services and to expand the geographic scope of our business. However, we may be unable to identify suitable targets, and competition for acquisitions may make it difficult for us to consummate acquisitions on acceptable terms or at all. We may not be able to locate any complementary products that meet our requirements or that are available to us on acceptable terms or we may not have sufficient capital resources to consummate a proposed acquisition. In addition, assuming we identify suitable products or partners, the process of effectively entering into these arrangements involves risks that our management’s attention may be diverted from other business concerns. Further, if we succeed in identifying and consummating appropriate acquisitions on acceptable terms, we may not be able to successfully integrate the products, services and personnel of any acquired businesses on a basis consistent with our current business practice. In particular, we may face greater than expected costs, time and effort involved in completing and integrating acquisitions and potential disruption of our ongoing business. Furthermore, we may realize fewer, if any, synergies than envisaged. Our ability to manage acquired businesses may also be limited if we enter into joint ventures or do not acquire full ownership or a controlling stake in the acquired business. In addition, continued growth through acquisitions may significantly strain our existing management and operational resources. As a result, we may need to recruit additional personnel, particularly at the level below senior management, and we may not be able to recruit qualified management and other key personnel to manage our growth. Moreover, certain transactions could adversely impact earnings as we incur development and other expenses related to the transactions and we could incur debt to complete these transactions. Debt instruments could contain contractual commitments and covenants that could adversely affect our cash flow and our ability to operate our business, financial condition and results of operations.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table lists our material properties:

		Owned/	Approx. sq.
Business Segment(s)	Location	Leased	Footage	Purpose(s)
Animal Health	Buenos Aires, Argentina	Owned	43,000	Manufacturing and Administrative
Animal Health	Braganca Paulista, Brazil	Owned	50,000	Manufacturing and Administrative
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Heliópolis, Brazil	Owned	15,000	Manufacturing and Administrative
Animal Health	Sligo, Ireland	Owned	45,000	Manufacturing
Animal Health	Beit Shemesh, Israel	Owned/ land lease	79,000	Manufacturing and Research
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health	Sarasota, Florida	Leased	93,000	Manufacturing, Sales, Research and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	St. Paul, Minnesota	Leased	5,000	Research
Animal Health	Omaha, Nebraska	Owned	59,000	Manufacturing, Sales and Research
Animal Health	Corvallis, Oregon	Owned	5,000	Research
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is traded on Nasdaq under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2023, there were 20,337,574 shares of Class A common stock outstanding.

During the fiscal year ended June 30, 2023, we did not sell any unregistered securities nor did we purchase any of our equity securities.

Holders of Record

As of August 25, 2023, there were 20,337,574 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 25, 2023, there were 20,166,034 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2023 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management.

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

The following graph shows a comparison from June 30, 2018 through June 30, 2023, of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, the Russell 2000 Index and the S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on June 30, 2018, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

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

Overview of our business

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. Our products help prevent, control and treat diseases, and support nutrition to help improve animal health and well-being. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We market approximately 770 product lines in over 80 countries to approximately 4,000 customers.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our annual sales to Russia and Ukraine represent approximately 1% of consolidated net sales.

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

In April 2016, the FDA began initial steps to withdraw approval of carbadox (the active ingredient in our Mecadox product) via a regulatory process known as a NOOH, due to concerns that certain residues from the product may persist in animal tissues for longer than previously determined. In the years following, Phibro has continued an ongoing process of responding collaboratively and transparently to the CVM inquiries and has provided extensive and meticulous research and data that confirmed the safety of carbadox. In July 2020, the FDA announced it would not proceed to a hearing on the scientific concerns raised in the 2016 NOOH, consistent with the normal regulatory procedure, but instead announced that it was withdrawing the 2016 NOOH and issuing a proposed order to review the regulatory method for carbadox. Phibro reiterated the safety of carbadox and the appropriateness of the regulatory method and offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method.

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the extensive research and data that confirm the safety of carbadox. In the event the FDA continues to assert that carbadox should be removed from the market, we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2023, were approximately $20 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

See also “Business —  Compliance with Government Regulation  — United States — Carbadox”; and “Business — Compliance with Government Regulation — Global Policy and Guidance.”

Our global sales of antibacterials, anticoccidials and other products were $387 million, $361 million and $330 million for the years ended June 30, 2023, 2022 and 2021, respectively.

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

Foreign exchange

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the year ended June 30, 2023, we generated approximately 40% of our revenues from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. For the year ended June 30, 2023, our expenses were not significantly affected by currency movements. Because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.

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

Our current strategic initiatives include several projects. We are working to develop a vaccine for African Swine Fever, a virulent disease that is highly lethal in swine. We have also developed pHi-Tech, a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information. We continue to invest in a vaccine production facility in Sligo, Ireland to manufacture poultry vaccines, with our first commercial sale of product realized in 2022, and longer-term expectations to add swine and cattle vaccines. We are developing microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. We began operations at a new vaccine production facility in Guarulhos, Brazil that manufactures and markets autogenous vaccines against animal diseases for swine, poultry and aquaculture. We continue to build our companion animal business and pipeline. Our Rejensa joint supplement for dogs continues to gain customer acceptance. Our companion animal development pipeline includes an early-stage atopic dermatitis compound, a novel Lyme vaccine delivery system product, a potential treatment for mitral heart valve disease in dogs, a pain product and two early-stage oral care compounds.

Analysis of the consolidated statements of operations

Summary Results of Operations

				Change
For the Year Ended June 30	2023	2022	2021	2023 / 2022		2022/ 2021

	(in thousands, except per share amounts and percentages)
Net sales	$977,889	$942,261	$833,350	$35,628	4%	$108,911	13%
Gross profit	298,237	285,400	271,377	12,837	4%	14,023	5%
Selling, general and administrative expenses	226,390	206,414	196,509	19,976	10%	9,905	5%
Operating income	71,847	78,986	74,868	(7,139)	(9)%	4,118	6%
Interest expense, net	15,321	11,875	12,880	3,446	29%	(1,005)	(8)%
Foreign currency (gains) losses, net	2,455	(5,216)	(4,480)	7,671	*	(736)	*
Income before income taxes	54,071	72,327	66,468	(18,256)	(25)%	5,859	9%
Provision for income taxes	21,465	23,152	12,083	(1,687)	(7)%	11,069	92%
Net income	$32,606	$49,175	$54,385	$(16,569)	(34)%	$(5,210)	(10)%

Net income per share
Basic	$0.81	$1.21	$1.34	$(0.40)		$(0.13)
Diluted	$0.81	$1.21	$1.34	$(0.40)		$(0.13)

Weighted average number of shares outstanding
Basic	40,504	40,504	40,473
Diluted	40,504	40,504	40,504

Ratio to net sales
Gross profit	30.5%	30.3%	32.6%
Selling, general and administrative expenses	23.2%	21.9%	23.6%
Operating income	7.3%	8.4%	9.0%
Income before income taxes	5.5%	7.7%	8.0%
Net income	3.3%	5.2%	6.5%
Effective tax rate	39.7%	32.0%	18.2%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

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

Segment net sales and Adjusted EBITDA:

				Change
For the Year Ended June 30	2023	2022	2021	2023 / 2022		2022 / 2021

Net sales	(in thousands, except percentages)
MFAs and other	$387,349	$361,538	$330,017	$25,811	7%	$31,521	10%
Nutritional specialties	172,504	157,196	142,760	15,308	10%	14,436	10%
Vaccines	99,998	88,321	72,939	11,677	13%	15,382	21%
Animal Health	659,851	607,055	545,716	52,796	9%	61,339	11%
Mineral Nutrition	242,656	259,512	220,560	(16,856)	(6)%	38,952	18%
Performance Products	75,382	75,694	67,074	(312)	(0)%	8,620	13%
Total	$977,889	$942,261	$833,350	$35,628	4%	$108,911	13%

Adjusted EBITDA
Animal Health	$136,139	$124,106	$123,953	$12,033	10%	$153	0%
Mineral Nutrition	17,417	24,038	17,116	(6,621)	(28)%	6,922	40%
Performance Products	9,346	8,706	9,437	640	7%	(731)	(8)%
Corporate	(50,149)	(45,767)	(42,624)	(4,382)	10%	(3,143)	7%
Total	$112,753	$111,083	$107,882	$1,670	2%	$3,201	3%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	20.6%	20.4%	22.7%
Mineral Nutrition	7.2%	9.3%	7.8%
Performance Products	12.4%	11.5%	14.1%
Corporate(1)	(5.1)%	(4.9)%	(5.1)%
Total(1)	11.5%	11.8%	12.9%
(1)	Reflects ratio to total net sales.

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

				Change
For the Year Ended June 30	2023	2022	2021	2023/ 2022		2022/ 2021

	(in thousands, except percentages)
Net income	$32,606	$49,175	$54,385	$(16,569)	(34)%	$(5,210)	(10)%
Interest expense, net	15,321	11,875	12,880	3,446	29%	(1,005)	(8)%
Provision for income taxes	21,465	23,152	12,083	(1,687)	(7)%	11,069	92%
Depreciation and amortization	34,012	32,705	31,885	1,307	4%	820	3%
EBITDA	103,404	116,907	111,233	(13,503)	(12)%	5,674	5%
Environmental remediation costs	6,894	—	—	6,894	*	—	*
Gain on sale of investment	—	(1,203)	—	1,203	*	(1,203)	*
Acquisition-related cost of goods sold	—	316	—	(316)	*	316	*
Acquisition-related transaction costs	—	279	—	(279)	*	279	*
Stock-based compensation	—	—	1,129	—	*	(1,129)	*
Foreign currency (gains) losses, net	2,455	(5,216)	(4,480)	7,671	*	(736)	*
Adjusted EBITDA	$112,753	$111,083	$107,882	$1,670	2%	$3,201	3%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Adjusted net income

We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income, as reported under GAAP, to adjusted net income:

				Change
For the Year Ended June 30	2023	2022	2021	2023 / 2022		2022 / 2021

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income to Adjusted Net Income
Net income	$32,606	$49,175	$54,385	$(16,569)	(34)%	$(5,210)	(10)%
Acquisition-related intangible amortization(1)	6,651	5,943	6,029	708	12%	(86)	(1)%
Acquisition-related intangible amortization(2)	3,045	2,981	2,686	64	2%	295	11%
Acquisition-related cost of goods sold(1)	—	316	—	(316)	*	316	*
Acquisition-related transaction costs(2)	—	279	—	(279)	*	279	*
Environmental remediation costs(2)	6,894	—	—	6,894	*	—	*
Gain on sale of investment(2)	—	(1,203)	—	1,203	*	(1,203)	*
Stock-based compensation(2)	—	—	1,129	—	*	(1,129)	*
Refinancing expense(3)	—	—	1,020	—	*	(1,020)	*
Foreign currency (gains) losses, net(4)	2,455	(5,216)	(4,480)	7,671	*	(736)	*
Adjustments to income taxes(5)	(2,688)	879	(9,425)	(3,567)	*	10,304	*
Adjusted net income	$48,963	$53,154	$51,344	$(4,191)	(8)%	$1,810	4%

Statement of Operations Line Items - adjusted
Adjusted cost of goods sold(1)	$673,001	$650,602	$555,944	$22,399	3%	$94,658	17%
Adjusted gross profit	304,888	291,659	277,406	13,229	5%	14,253	5%
Adjusted selling, general and administrative(2)	216,451	204,356	192,694	12,095	6%	11,662	6%
Adjusted interest expense, net(3)	15,321	11,875	11,860	3,446	29%	15	0%
Adjusted income before income taxes	73,116	75,428	72,852	(2,312)	(3)%	2,576	4%
Adjusted provision for income taxes(5)	24,153	22,274	21,508	1,879	8%	766	4%
Adjusted net income	$48,963	$53,154	$51,344	$(4,191)	(8)%	$1,810	4%

Adjusted net income per share
diluted	$1.21	$1.31	$1.27	$(0.10)	(8)%	$0.04	4%

Weighted average common shares outstanding
diluted	40,504	40,504	40,504

Ratio to net sales
Adjusted gross profit	31.2%	31.0%	33.3%
Adjusted selling, general and administrative	22.1%	21.7%	23.1%
Adjusted income before income taxes	7.5%	8.0%	8.7%
Adjusted net income	5.0%	5.6%	6.2%
Adjusted effective tax rate	33.0%	29.5%	29.5%

Amounts and percentages may reflect rounding adjustments

*	Calculation not meaningful
(1)	Adjusted cost of goods sold excludes acquisition-related intangible amortization and acquisition-related cost of goods sold

(2) Adjusted selling, general and administrative excludes acquisition-related intangible amortization, environmental remediation costs, gain on sale of investment, and acquisition-related transaction costs

(3) Adjusted interest expense, net excludes financing expense

(4)	Foreign currency (gains) losses, net are excluded from adjusted net income
(5)	Adjusted provision for income taxes excludes the income tax effect of pre-tax income adjustments and certain income tax items

Comparison of the years ended June 30, 2023 and 2022

Net sales

Net sales of $977.9 million for the year ended June 30, 2023, increased $35.6 million, or 4%, as compared to the year ended June 30, 2022. Animal Health sales increased $52.8 million. Mineral Nutrition and Performance Products sales decreased by $16.9 million and $0.3 million, respectively.

Animal Health

Net sales of $659.9 million for the year ended June 30, 2023, increased $52.8 million, or 9%. Net sales of MFAs and other increased $25.8 million, or 7%, due to increased demand for our MFAs, particularly in the U.S. and Latin America regions, and for processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products grew $15.3 million, or 10%, due to strong demand in dairy products and increased sales of Rejensa®, our companion animal product. Net sales of vaccines increased $11.7 million, or 13%, with an increase in domestic and international demand, along with new product launches in Latin America.

Mineral Nutrition

Net sales of $242.7 million for the year ended June 30, 2023, decreased $16.9 million, or 6%, primarily driven by a decrease in demand for trace minerals, partially offset by higher average selling prices. The increase in average selling prices is correlated to the movement of the underlying raw material costs.

Performance Products

Net sales of $75.4 million for the year ended June 30, 2023, decreased $0.3 million, or less than 1%, as a result of decreased demand for both personal care product ingredients and copper-related products, partially offset by higher average selling prices for these products.

Gross profit

Gross profit of $298.2 million for the year ended June 30, 2023, increased $12.8 million, or 4%, as compared to the year ended June 30, 2022. Gross margin increased 20 basis points to 30.5% of net sales for the year ended June 30, 2023, as compared to 30.3% for the year ended June 30, 2022. The year ended June 30, 2022, included $0.3 million of acquisition-related cost of goods sold.

Animal Health gross profit increased $17.6 million due to higher product demand, partially offset by higher raw material and logistics costs. Mineral Nutrition gross profit decreased $6.9 million, driven by lower sales volume and an increase in raw material costs. Performance Products gross profit increased $1.7 million, due primarily to more favorable product mix.

Selling, general and administrative expenses

SG&A expenses of $226.4 million for the year ended June 30, 2023, increased $20.0 million, or 10%, as compared to the year ended June 30, 2022. SG&A for the year ended June 30, 2023, included $6.9 million of environmental remediation costs mostly related to the definitive settlement agreement related to the Omega Chemical Site. SG&A for the year ended June 30, 2022, included a $1.2 million gain on sale of investment and $0.3 million of acquisition-related transaction costs. Excluding these items, SG&A increased $12.2 million, or 6%.

Animal Health SG&A increased $6.6 million, primarily due to an increase in employee-related costs, and an increase in selling costs for our companion animal product. Mineral Nutrition SG&A decreased $0.2 million. Performance Products SG&A increased $1.2 million, mainly due to an increase in employee-related costs. Corporate expenses increased $4.7 million due to an increase in employee-related costs and strategic investments.

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of the pension benefit obligation to a third-party insurance company. The annuity purchase price was $26.4 million and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. During the three months ending September 30, 2023, we will recognize the cost of a partial settlement of the pension plan to record an expense of approximately $10.4 million, resulting from the recognition of net pension losses currently included in Accumulated other comprehensive income and a benefit for income taxes of approximately $2.7 million.

Interest expense, net

Interest expense, net of $15.3 million for the year ended June 30, 2023, increased by $3.4 million as compared to the year ended June 30, 2022. Interest expense increased as a result of increased debt outstanding and higher floating interest rates on portions of debt outstanding, partially offset by increased interest income and a lower average fixed rate from our interest rate swap agreements.

Foreign currency (gains) losses, net

Foreign currency losses, net for the year ended June 30, 2023, were $2.5 million, as compared to net gains of $5.2 million for the year ended June 30, 2022. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $21.5 million and $23.2 million for the years ended June 30, 2023 and 2022, respectively. The effective income tax rate was 39.7% and 32.0% for the years ended June 30, 2023 and 2022, respectively. Our effective income tax rate has varied from period to period from a federal statutory rate perspective due to the mix of income in the various jurisdictions where we have operations, changes in tax rates from period to period and the effects of certain other items. The provision for income taxes for the year ended June 30, 2023, included a net cost of $1.5 million for certain one-time items including (i) Global Intangible Low-Tax Income (“GILTI”) income taxes that were modified by IRS guidance issued subsequent to June 30, 2023, (ii) the net cost of withholding taxes related to dividends received from an international affiliate and (iii) the net benefit related to certain unrecognized tax benefits from adjustments to and the lapse of statute of limitations of prior years. The provision for income taxes for the year ended June 30, 2022, included a net cost of $0.8 million for certain items including (i) a benefit from the reversal of uncertain tax positions related to settlements and the lapse of statute of limitations of prior years, (ii) an expense related to increases to reserves for uncertain tax positions due to the complex nature of tax law in various jurisdictions and related interpretations of tax law, (iii) a benefit from the release of a valuation allowance, and (iv) an expense related to a detailed analysis of various other items. The effective income tax rate without these items would have been 36.9% and 30.9% for the years ended June 30, 2023 and 2022, respectively.

We record the GILTI-related aspects of comprehensive U.S. income tax legislation as a period expense. The provision for income taxes for the years ended June 30, 2023 and 2022, included $1.8 million and $0.2 million of federal tax expense from the effects of GILTI, respectively. Our effective income tax rate included 3.3% and 0.3% related to GILTI income tax expense in the years ended June 30, 2023 and 2022, respectively. GILTI expense increased due to final foreign tax credit regulations that were effective for our fiscal year 2023.

In July 2023, the IRS provided guidance to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023. As a result of this new guidance, the Company has concluded that we will record a tax benefit of approximately $1.2 million related to the year ended June 30, 2023 in the three months ending September 30, 2023.

Net income

Net income of $32.6 million for the year ended June 30, 2023, decreased $16.6 million, as compared to net income of $49.2 million for the year ended June 30, 2022. Operating income decreased $7.1 million driven by higher SG&A, partially offset by higher gross profit. The increase in gross profit was driven by higher product demand in Animal Health and Performance Product, partially offset by higher raw material costs and production costs. SG&A expenses increased by $20.0 million due to environmental remediation costs, higher employee-related costs and strategic investments. Interest expense, net increased $3.4 million, and the change in foreign currency (gains) losses, net resulted in a $7.7 million reduction in income before income taxes for the year ended June 30, 2023. Income tax expense decreased $1.7 million.

Adjusted EBITDA

Adjusted EBITDA of $112.8 million for the year ended June 30, 2023, increased $1.7 million, or 2%, as compared to the year ended June 30, 2022. Animal Health Adjusted EBITDA increased $12.0 million, driven by higher sales and increased gross profit, partially offset by an increase in SG&A. Mineral Nutrition Adjusted EBITDA decreased $6.6 million, driven by lower sales volume and higher raw material costs. Performance Products Adjusted EBITDA increased by $0.6 million due to higher gross profit, partially offset by an increase in SG&A. Corporate expenses increased $4.4 million due to increased employee-related costs and strategic investments.

Adjusted provision for income taxes

The adjusted effective income tax rates for the year ended June 30, 2023 and 2022, were 33.0% and 29.5%, respectively. The increase in our adjusted effective income tax rate was driven by an unfavorable shift in the geographical mix of earnings.

The adjusted provision for income taxes for the years ended June 30, 2023 and 2022, included $0.6 million and $0.2 million from the adjusted effects of GILTI, respectively. Our effective income tax rate included 0.8% and 0.3% related to adjusted GILTI income tax expense.

Adjusted net income

Adjusted net income of $49.0 million for the year ended June 30, 2023, decreased $4.2 million, or 8%, as compared to the prior year. The decrease was driven by higher SG&A, higher interest expense, net and a higher provision for income taxes, partially offset by higher gross profit. The increase in gross profit resulted from higher sales, partially offset by higher raw material and production costs. SG&A expenses increased due to higher employee-related costs and a planned increase in strategic investments.

Adjusted diluted EPS

Adjusted diluted EPS was $1.21 for the year ended June 30, 2023, a decrease of $0.10, or 8%, as compared to $1.31 in the prior year.

Comparison of the years ended June 30, 2022 and 2021

For a comparison of our results of operations for the years ended June 30, 2022 and 2021, and an analysis of our financial condition, liquidity and capital resources for the year ended June 30, 2022, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 24, 2022.

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

				Change
For the Year Ended June 30	2023	2022	2021	2023/ 2022	2022/ 2021

	(in thousands)
Cash (used) provided by:
Operating activities	$13,310	$31,649	$48,306	$(18,339)	$(16,657)
Investing activities	(74,018)	(22,582)	(18,580)	(51,436)	(4,002)
Financing activities	26,987	16,343	(16,995)	10,644	33,338
Effect of exchange-rate changes on cash and cash equivalents	754	(1,374)	1,138	2,128	(2,512)
Net (decrease) increase in cash and cash equivalents	$(32,967)	$24,036	$13,869	$(57,003)	$10,167

Net cash provided by operating activities was comprised of:

				Change
For the Year Ended June 30	2023	2022	2021	2023 / 2022	2022 / 2021

	(in thousands)
EBITDA	$103,404	$116,907	$111,233	$(13,503)	$5,674
Adjustments:
Environmental remediation costs	6,894	—	—	6,894	—
Gain on sale of investment	—	(1,203)	—	1,203	(1,203)
Acquisition-related cost of goods sold	—	316	—	(316)	316
Acquisition-related transaction costs	—	279	—	(279)	279
Stock-based compensation	—	—	1,129	—	(1,129)
Foreign currency (gains) losses, net	2,455	(5,216)	(4,480)	7,671	(736)
Interest paid, net	(14,575)	(11,159)	(10,808)	(3,416)	(351)
Income taxes paid	(20,410)	(17,854)	(19,395)	(2,556)	1,541
Changes in operating assets and liabilities and other items	(64,458)	(50,421)	(29,373)	(14,037)	(21,048)
Net cash provided by operating activities	$13,310	$31,649	$48,306	$(18,339)	$(16,657)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $13.3 million of net cash for the year ended June 30, 2023. Net cash provided by operating activities was driven by business performance, resulting in cash provided by net income and non-cash items, including depreciation and amortization, of $54.4 million, offset by cash used in the ordinary course of business for changes in operating assets and liabilities of $41.1 million. Cash provided by accounts receivable was $5.3 million as a result of a favorable reduction in days sales outstanding. Cash used for inventory was $11.2 million due to increased raw material and production costs, product mix, lower than anticipated demand in our Mineral Nutrition products and a projected increase in future demand of other products in our portfolio. Other current assets used $7.4 million due to the timing of insurance payments. Accounts payable used $22.8 million due to timing of purchases and payments. Accrued expenses and other liabilities used $5.7 million, primarily due to changes in employee-related and lease liabilities.

Operating activities provided $31.6 million of net cash for the year ended June 30, 2022. Net cash provided by operating activities was driven by strong business performance, resulting in cash provided by net income and non-cash items, including depreciation and amortization, of $76.3 million, offset by cash used in the ordinary course of business for changes in operating assets and liabilities of $44.6 million. Changes in operating assets and liabilities included $23.6 million of cash used to fund a build of accounts receivable correlated with strong growth in net sales, particularly in the fourth quarter, $47.0 million of cash used to replenish inventory levels during a period when inflation was driving higher costs of material and labor, offset by $26.4 million of cash provided by accounts payable related to the timing of payments to suppliers, with the remaining $0.4 million of cash used to fund changes in other current assets, other assets, and accrued expenses and other liabilities.

Investing activities

Investing activities used $74.0 million of net cash for the year ended June 30, 2023. Capital expenditures were $51.8 million, related primarily to continued investments in expanded production capacity and productivity improvements, and the $15.0 million purchase of additional land and building at an operating facility. Net purchases and maturities of short-term investments were $23.0 million. Other investing activities provided $0.8 million of cash.

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

Financing activities

Financing activities provided $27.0 million of net cash for the year ended June 30, 2023. Proceeds from the 2023 Incremental Term Loan and 2022 Term Loan provided $62.0 million, with debt issuance costs of $1.5 million. We paid $15.3 million in scheduled debt maturities. Net payments on our revolving credit facility under which we could borrow up to $310,000, subject to the terms of the agreement (the “2021 Revolver”) reduced the outstanding balance by $4.0 million. Proceeds from insurance premium financing, net of cash payments, provided cash of $5.2 million. We paid $19.4 million in dividends to holders of our Class A common stock and Class B common stock.

Financing activities used $16.3 million of net cash for the year ended June 30, 2022. Net borrowings on our 2021 Revolver provided $50.0 million. We paid $19.4 million in dividends to holders of our Class A and Class B common stock. We paid $9.4 million in scheduled debt maturities. We paid $4.8 million for acquisition-related contingent consideration.

Liquidity and capital resources

We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the 2021 Revolver and foreign credit lines, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. However, we can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2021 Credit Facilities and foreign credit lines based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including those caused by COVID-19 or similar outbreaks and the ongoing conflict between Russia and Ukraine. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest. Certain relevant measures of our liquidity and capital resources follow:

				Change
As of June 30	2023	2022	2021	2023 / 2022	2022 / 2021

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$81,281	$91,248	$93,212	$(9,967)	$(1,964)
Working capital	350,737	299,152	250,956	51,585	48,196
Ratio of current assets to current liabilities	3.28:1	2.70:1	2.62:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

At June 30, 2023, we had $141.0 million in outstanding borrowings under the 2021 Revolver. We had outstanding letters of credit and other commitments of $2.5 million, leaving $166.5 million available for borrowings and letters of credit, subject to restriction in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors has declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on September 27, 2023. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

We do not expect to contribute to the domestic pension plan during 2024.

At June 30, 2023, our cash and cash equivalents and short-term investments included $79.0 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

Our contractual obligations include maturities under the 2021 Credit Facilities and the 2022 Term Loan, including future interest accruals, operating lease commitments, and certain purchase obligations. See “Notes to Consolidated Financial Statements – Debt, Leases, and Commitment and Contingencies.”

Analysis of the consolidated balance sheets

				Change
As of June 30	2023	2022	2021	2023 / 2022	2022 / 2021

	(in thousands)
Accounts receivable - trade	$163,479	$166,537	$146,852	$(3,058)	$19,685
DSO	58	59	60

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

				Change
As of June 30	2023	2022	2021	2023 / 2022	2022 / 2021

	(in thousands)
Inventories	$277,570	$259,158	$216,312	$18,412	$42,846

Inventory increased by $18.4 million in 2023, due to increased raw material and production costs, product mix, lower demand for our Mineral Nutrition products and a projected increase in future demand of other products in our portfolio.

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

Selected Quarterly Financial Data (Unaudited)

To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2023 and 2022. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2022	2022	2023	2023	2023

	(in thousands)
Net sales
MFAs and other	$92,790	$97,179	$93,217	$104,163	$387,349
Nutritional Specialties	39,054	43,856	45,016	44,578	172,504
Vaccines	23,015	22,768	26,201	28,014	99,998
Animal Health	$154,859	$163,803	$164,434	$176,755	$659,851
Mineral Nutrition	59,646	61,644	62,922	58,444	242,656
Performance Products	18,016	19,199	18,317	19,850	75,382
Total net sales	232,521	244,646	245,673	255,049	977,889
Cost of goods sold	163,875	167,261	170,133	178,383	679,652
Gross profit	68,646	77,385	75,540	76,666	298,237
Selling, general and administrative expenses	54,962	61,541	56,987	52,900	226,390
Operating income	13,684	15,844	18,553	23,766	71,847
Interest expense, net	3,067	3,884	3,871	4,499	15,321
Foreign currency (gains) losses, net	5,200	(149)	(422)	(2,174)	2,455
Income before income taxes	5,417	12,109	15,104	21,441	54,071
Provision for income taxes	1,561	4,899	5,062	9,943	21,465
Net income	$3,856	$7,210	$10,042	$11,498	$32,606
Net income per share
basic	$0.10	$0.18	$0.25	$0.28	$0.81
diluted	$0.10	$0.18	$0.25	$0.28	$0.81
Adjusted EBITDA
Animal Health	$26,964	$37,059	$34,217	$37,899	$136,139
Mineral Nutrition	5,297	4,399	3,859	3,862	17,417
Performance Products	2,364	2,292	2,413	2,277	9,346
Corporate	(12,491)	(12,838)	(13,122)	(11,698)	(50,149)
Adjusted EBITDA	$22,134	$30,912	$27,367	$32,340	$112,753
Reconciliation of net income to Adjusted EBITDA
Net income	$3,856	$7,210	$10,042	$11,498	$32,606
Interest expense, net	3,067	3,884	3,871	4,499	15,321
Provision for income taxes	1,561	4,899	5,062	9,943	21,465
Depreciation and amortization	8,450	8,499	8,489	8,574	34,012
EBITDA	16,934	24,492	27,464	34,514	103,404
Environmental remediation costs	—	6,569	325	—	6,894
Foreign currency (gains) losses, net	5,200	(149)	(422)	(2,174)	2,455
Adjusted EBITDA	$22,134	$30,912	$27,367	$32,340	$112,753

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2021	2021	2022	2022	2022

	(in thousands)
Net sales
MFAs and other	$83,758	$91,724	$84,330	$101,726	$361,538
Nutritional Specialties	35,997	37,330	41,394	42,475	157,196
Vaccines	21,249	21,873	22,865	22,334	88,321
Animal Health	$141,004	$150,927	$148,589	$166,535	$607,055
Mineral Nutrition	54,432	66,655	69,033	69,392	259,512
Performance Products	19,229	15,130	21,997	19,338	75,694
Total net sales	214,665	232,712	239,619	255,265	942,261
Cost of goods sold	149,987	162,040	167,993	176,841	656,861
Gross profit	64,678	70,672	71,626	78,424	285,400
Selling, general and administrative expenses	50,066	48,378	52,432	55,538	206,414
Operating income	14,612	22,294	19,194	22,886	78,986
Interest expense, net	2,889	2,953	2,925	3,108	11,875
Foreign currency (gains) losses, net	2,128	(4,189)	(10,564)	7,409	(5,216)
Income before income taxes	9,595	23,530	26,833	12,369	72,327
Provision (benefit) for income taxes	3,061	6,065	9,144	4,882	23,152
Net income	$6,534	$17,465	$17,689	$7,487	$49,175
Net income per share
basic	$0.16	$0.43	$0.44	$0.18	$1.21
diluted	$0.16	$0.43	$0.44	$0.18	$1.21
Adjusted EBITDA
Animal Health	$27,637	$33,696	$29,232	$33,541	$124,106
Mineral Nutrition	4,533	5,525	7,303	6,677	24,038
Performance Products	2,138	1,324	2,865	2,379	8,706
Corporate	(11,842)	(11,453)	(11,404)	(11,068)	(45,767)
Adjusted EBITDA	$22,466	$29,092	$27,996	$31,529	$111,083
Reconciliation of net income to Adjusted EBITDA
Net income	$6,534	$17,465	$17,689	$7,487	$49,175
Interest expense, net	2,889	2,953	2,925	3,108	11,875
Provision (benefit) for income taxes	3,061	6,065	9,144	4,882	23,152
Depreciation and amortization	7,854	8,001	8,445	8,405	32,705
EBITDA	20,338	34,484	38,203	23,882	116,907
Acquisition-related cost of goods sold	—	—	78	238	316
Acquisition-related transaction costs	—	—	279	—	279
Gain on sale of investment	—	(1,203)	—	—	(1,203)
Foreign currency (gains) losses, net	2,128	(4,189)	(10,564)	7,409	(5,216)
Adjusted EBITDA	$22,466	$29,092	$27,996	$31,529	$111,083

General description of non-GAAP financial measures

Adjusted EBITDA

Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to reflect the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We calculate Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (c) certain items that we consider to be unusual, non-operational or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income.

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We have defined adjusted net income as net income plus (i) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, (ii) amortization of acquired intangibles and other acquisition-related costs, such as accrued compensation and accrued interest, (iii) stock-based compensation, (iv) certain items that we consider to be unusual or non-recurring and (v) income tax effect of pre-tax income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income divided by the adjusted diluted number of shares. Adjusted provision for income taxes has been provided to help calculate adjusted net income and adjusted diluted earnings per share. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net income.

Adjusted net income and adjusted diluted earnings per share are non-GAAP financial measure that have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. Because of its non-standardized definition, adjusted net income and adjusted diluted earnings per share, unlike GAAP net income, may not be comparable to the calculation of similar measures of other companies. Adjusted net income and adjusted diluted earnings per share are presented to permit investors to more fully understand how management assesses performance.

Certain significant items

Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are calculated prior to considering certain items. We evaluate such items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual or non-operational nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis.

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

Critical accounting policies

Critical accounting policies are those that require application of management’s most difficult, subjective and/or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all accounting policies require management to make difficult, subjective or complex judgments or estimates. In presenting our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results that differ from our estimates and assumptions could have an unfavorable effect on our financial position and results of operations.

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

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2023, we tested goodwill using a quantitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2.8 million equity investment are currently idle; we have concluded the investment is not impaired, based on expected future operating cash flows and/or disposal value.

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

The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual effective income tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, including research and development costs capitalized for income tax purposes and net operating loss carryforwards, is dependent upon generating sufficient future taxable income in the appropriate jurisdiction prior to the expiration of the amortization or carryforward periods. We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

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

We account for income tax contingencies using a benefit recognition model. If our initial assessment does not result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit if: (i) there are changes in tax law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more likely than not”; (ii) the statute of limitations expires; or (iii) there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, and changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard.

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

We analyzed our foreign currency derivative contracts at June 30, 2023 to determine their sensitivity to exchange rate changes. The analysis indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would decrease or increase by $0.2 million. For additional details, see “Notes to Consolidated Financial Statements — Derivatives.”

Interest rate risk

We have effectively converted $300 million of our outstanding debt to fixed interest rates through June 2025, through the use of an interest rate swap agreement. Our debt is subject to floating interest rates to the extent not effectively converted to fixed interest rate debt. Our 2021 Credit Facilities carry floating interest rates based on the Secured Overnight Financing Rate (“SOFR”) (previously the London Interbank Offered Rate (“LIBOR”)) or the Prime Rate. Therefore, our profitability and cash flows are exposed to interest rate fluctuations. Our interest rates also include variable applicable rates in addition to the SOFR portion of our interest obligation. The applicable rates vary from 1.50% to 2.75%, based on the First Lien Net Leverage Ratio, as defined in the 2021 Credit Facilities.

In March 2020, and amended in November 2022, we entered into an interest rate swap agreement that effectively converted the floating SOFR portion of our interest obligation to a fixed rate of 0.61% on a $300 million principal amount. We designated the interest rate swap as a highly effective cash flow hedge.

Based on our outstanding debt balances and the applicable rate in effect as of June 30, 2023, and considering the interest rate swap agreement, a 100-basis point increase in SOFR would increase annual interest expense and decrease cash flows by $1.8 million. For additional details, see “Notes to Consolidated Financial Statements — Debt” and “Notes to Consolidated Financial Statements — Derivatives.”

Item 8.Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phibro Animal Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Phibro Animal Health Corporation and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Determination of Transaction Price

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to the customers. Certain of the Company’s businesses have terms where control of the products transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. Revenue reflects the total consideration to which management expects to be entitled, in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. Management records reductions to revenue for estimated variable consideration at the time it records the sale. Net sales totaled $977.9 million for the year ended June 30, 2023.

The principal consideration for our determination that performing procedures relating to revenue recognition, specifically the determination of the transaction price, is a critical audit matter is the significant audit effort in performing procedures related to management’s determination of the transaction price.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of the transaction price. These procedures also included, among others, i) testing revenue transactions by evaluating the settlement of invoices and credit memos, ii) tracing transactions not settled to a detailed listing of accounts receivable, iii) testing credit memos issued during the year, iv) confirming a sample of outstanding customer invoice balances at year end and, for confirmations not returned, obtaining and inspecting source documents, including purchase orders, invoices, sales contracts, proof of delivery, and subsequent cash receipts, where applicable, and v) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

August 30, 2023

We have served as the Company’s auditor since 1998.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30	2023	2022	2021

	(in thousands, except per share amounts)
Net sales	$977,889	$942,261	$833,350
Cost of goods sold	679,652	656,861	561,973
Gross profit	298,237	285,400	271,377
Selling, general and administrative expenses	226,390	206,414	196,509
Operating income	71,847	78,986	74,868
Interest expense, net	15,321	11,875	12,880
Foreign currency (gains) losses, net	2,455	(5,216)	(4,480)
Income before income taxes	54,071	72,327	66,468
Provision for income taxes	21,465	23,152	12,083
Net income	$32,606	$49,175	$54,385

Net income per share
basic	$0.81	$1.21	$1.34
diluted	$0.81	$1.21	$1.34
Weighted average common shares outstanding
basic	40,504	40,504	40,473
diluted	40,504	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended June 30	2023	2022	2021

	(in thousands)
Net income	$32,606	$49,175	$54,385
Change in fair value of derivative instruments	3,698	21,681	12,658
Foreign currency translation adjustment	3,972	(18,939)	3,643
Unrecognized net pension gains (losses)	212	(4,235)	2,598
Provision for income taxes	(979)	(4,327)	(3,807)
Other comprehensive income (loss)	6,903	(5,820)	15,092
Comprehensive income	$39,509	$43,355	$69,477

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30	2023	2022

	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$41,281	$74,248
Short-term investments	40,000	17,000
Accounts receivable, net	163,479	166,537
Inventories, net	277,570	259,158
Other current assets	63,393	49,289
Total current assets	585,723	566,232
Property, plant and equipment, net	195,568	165,490
Intangibles, net	54,987	63,861
Goodwill	53,274	53,226
Other assets	81,845	82,890
Total assets	$971,397	$931,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$22,295	$15,000
Accounts payable	73,853	95,596
Accrued expenses and other current liabilities	79,852	80,236
Total current liabilities	176,000	190,832
Revolving credit facility	141,000	145,000
Long-term debt	311,541	272,925
Other liabilities	60,347	60,500
Total liabilities	688,888	669,257
Commitments and contingencies (Note 13)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at June 30, 2023, and June 30, 2022; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at June 30, 2023, and June 30, 2022	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,803	135,803
Retained earnings	260,912	247,748
Accumulated other comprehensive loss	(114,210)	(121,113)
Total stockholders’ equity	282,509	262,442
Total liabilities and stockholders’ equity	$971,397	$931,699

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30	2023	2022	2021

	(in thousands)
OPERATING ACTIVITIES
Net income	$32,606	$49,175	$54,385
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	34,012	32,705	31,885
Amortization of debt issuance costs	727	590	833
Acquisition-related items	—	316	—
Gain on sale of investment	—	(1,203)	—
Deferred income taxes	(2,838)	(806)	(2,183)
Foreign currency gains, net	(10,398)	(4,808)	(9,718)
Stock-based compensation	—	—	1,129
Other	334	319	1,844
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	5,335	(23,625)	(18,209)
Inventories, net	(11,222)	(46,999)	(12,498)
Other current assets	(7,419)	(1,804)	(1,631)
Other assets	750	(1,721)	(1,898)
Accounts payable	(22,830)	26,358	3,176
Accrued expenses and other liabilities	(5,747)	3,152	1,191
Net cash provided by operating activities	13,310	31,649	48,306
INVESTING ACTIVITIES
Purchases of short-term investments	(40,000)	(64,100)	(74,000)
Maturities of short-term investments	17,000	90,100	86,000
Capital expenditures	(51,794)	(37,044)	(29,320)
Business acquisition	—	(13,511)	—
Sale of investment	—	1,353	—
Other, net	776	620	(1,260)
Net cash used by investing activities	(74,018)	(22,582)	(18,580)
FINANCING ACTIVITIES
Revolving credit facility borrowings	264,000	297,000	317,500
Revolving credit facility repayments	(268,000)	(247,000)	(391,500)
Proceeds from long-term debt	62,000	—	300,000
Payments of long-term debt	(15,315)	(9,375)	(220,625)
Debt issuance costs	(1,473)	—	(2,940)
Proceeds from insurance premium financing	6,356	—	—
Payments of insurance premium financing	(1,139)	—	—
Payment of contingent consideration	—	(4,840)	—
Dividends paid	(19,442)	(19,442)	(19,430)
Net cash provided (used) by financing activities	26,987	16,343	(16,995)
Effect of exchange rate changes on cash	754	(1,374)	1,138
Net (decrease) increase in cash and cash equivalents	(32,967)	24,036	13,869
Cash and cash equivalents at beginning of period	74,248	50,212	36,343
Cash and cash equivalents at end of period	$41,281	$74,248	$50,212

Supplemental cash flow information
Interest paid, net	$14,575	$11,159	$10,808
Income taxes paid, net	20,410	17,854	19,395
Non-cash investing and financing activities
Property, plant and equipment	2,764	2,953	2,957

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income	Total
As of June 30, 2020	40,453,608	$4	$—	$135,525	$183,060	$(130,385)	$188,204
Comprehensive income	—	—	—	—	54,385	15,092	69,477
Share issued pursuant to stock incentive plan	50,000	—	—	—	—	—	—
Dividends declared ($0.48 per share)	—	—	—	—	(19,430)	—	(19,430)
Stock-based compensation expense	—	—	—	1,129	—	—	1,129
Other	—	—	—	(851)	—	—	(851)
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529
Comprehensive income (loss)	—	—	—	—	49,175	(5,820)	43,355
Dividends declared ($0.48 per share)	—	—	—	—	(19,442)	—	(19,442)
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442
Comprehensive income	—	—	—	—	32,606	6,903	39,509
Dividends declared ($0.48 per share)	—	—	—	—	(19,442)	—	(19,442)
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912	$(114,210)	$282,509

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

2.     Summary of Significant Accounting Policies and New Accounting Standards

Principles of Consolidation and Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Phibro and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated from the consolidated financial statements. The decision whether to consolidate an entity requires consideration of majority voting interests, as well as effective control over the entity.

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

Our business could be impacted by economic sanctions, bans, boycotts, or broader military conflicts that result from the ongoing armed conflict between Russia and Ukraine. Other potential impacts include supply chain and logistics disruptions, macroeconomic impacts from the exclusion of Russian financial institutions from the global banking

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, as well as heightened cybersecurity threats.

Pandemics and similar outbreaks could directly or indirectly impact our business, results of operations and financial condition. A pandemic or any other similar health crisis could have economic impacts on customers, suppliers and markets. A pandemic could affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs.

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

Revenue reflects the total consideration to which we expect to be entitled in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration reflect the amount by which we expect variable consideration to affect the revenue recognized. Such estimates are generally based on contractual terms and historical experience and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of variable compensation. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Reserve for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 16% of accounts receivable at June 30, 2023 and 2022.

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

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2023, we tested goodwill using the quantitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.

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

From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. As of June 30, 2023, we used (i) foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates on forecasted inventory purchases, and (ii) interest rate swaps on $300,000 of notional principal to manage future cash flow exposure resulting from variable interest rates on that amount of debt. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We do not engage in trading or other speculative uses of financial instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual effective income tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, including research and development costs capitalized for income tax purposes and net operating loss carryforwards, is dependent upon generating sufficient future taxable income in the appropriate jurisdiction prior to the expiration of the amortization or carryforward periods. We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

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

Research and Development Expenditures

Research and development expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations. Most of our manufacturing facilities have scientists and technicians on staff involved in product development, quality assurance and providing technical services to customers. Research, development and technical service efforts are conducted at various facilities. Our animal health research and development activities relate to: companion animal product development, fermentation development and microbiological strain improvement; vaccine development; chemical synthesis and formulation development; nutritional specialties development; and ethanol-related products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the Year Ended June 30	2023	2022	2021
Net income	$32,606	$49,175	$54,385

Weighted average number of shares – basic	40,504	40,504	40,473
Dilutive effect of restricted stock units	—	—	31
Weighted average number of shares - diluted	40,504	40,504	40,504

Net income per share
basic	$0.81	$1.21	$1.34
diluted	$0.81	$1.21	$1.34

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance has established annual disclosure requirements over transactions with a government that are accounted for by applying a grant accounting model. The disclosures include the nature of the transactions and the related accounting policy used to account for the transactions, the line items and amounts included in the consolidated balance sheet and consolidated statement of operations, and the significant terms and conditions of the transactions, including commitments and contingencies. The disclosures are required for the annual periods beginning after December 15, 2021. The transactions with a government were not significant for disclosure in the year ended June 30, 2023.

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

3.    Acquisition

In February 2022, we acquired a business in Brazil, which develops, manufactures and markets processing aids used in the ethanol fermentation industry, for an aggregate cash payment of $13,511. We accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. Pro forma information giving effect to the acquisition has not been provided because the results are not material to the consolidated financial statements. Definite-lived intangible assets of $10,833 were recognized at acquisition and included developed products, trade name, and non-compete agreements. The definite-lived intangible assets are being amortized over periods ranging from 4 to 13 years. The remaining net assets acquired included accounts receivable, inventories, prepaid and other assets, goodwill, accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable and accrued expenses. Goodwill is deductible for income tax purposes. The business is included in the MFAs and other product category within the Animal Health segment.

4.   Statements of Operations—Additional Information

Disaggregated revenue, deferred revenue and customer payment terms

We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. The products help prevent, control and treat diseases and enhance nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products directly to integrated poultry, cattle and swine customers and through commercial animal feed manufacturers, distributors and veterinarians The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused on regions where the majority of livestock production is consolidated in large commercial farms.

We have a diversified portfolio of products that are classified within our three business segments — Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.

Animal Health

The Animal Health business develops, manufactures and markets products in three main categories:

●	MFAs and other: MFAs and other products primarily consist of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products. The MFAs and other category also includes antibacterials and other processing aids used in the ethanol fermentation industry.
●	Nutritional specialties: Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. We are also a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers.
●	Vaccines: Vaccine products are primarily focused on preventing diseases in poultry, swine, beef and dairy cattle and aquaculture. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and autogenous vaccine products, as well as adjuvants for animal vaccine manufacturers. We have developed and market an innovative and proprietary delivery platform for vaccines.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

For the Year Ended June 30	2023	2022	2021
Animal Health
MFAs and other	$387,349	$361,538	$330,017
Nutritional specialties	172,504	157,196	142,760
Vaccines	99,998	88,321	72,939
Total Animal Health	$659,851	$607,055	$545,716
Mineral Nutrition	242,656	259,512	220,560
Performance Products	75,382	75,694	67,074
Total	$977,889	$942,261	$833,350

Net Sales by Region

For the Year Ended June 30	2023	2022	2021
United States	$578,773	$561,803	$494,889
Latin America and Canada	219,846	191,047	166,325
Europe, Middle East and Africa	117,815	122,480	114,131
Asia Pacific	61,455	66,931	58,005
Total	$977,889	$942,261	$833,350

Net sales by region are based on country of destination.

Deferred revenue was $1,256 and $2,051 as of June 30, 2023 and 2022, respectively. Accrued expenses and other current liabilities included $370 and $822 of the total deferred revenue as of June 30, 2023 and 2022, respectively. The deferred revenue resulted primarily from certain customer arrangements, including technology licensing fees and discounts on future product sales. The transaction price associated with our deferred revenue arrangements is generally based on the stand-alone sales prices of the individual products or services.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

Additional Information

For the Year Ended June 30	2023	2022	2021
Interest expense, net
2021 Term A loan	$6,243	$8,962	$7,951
Revolving credit facility	10,905	2,956	3,649
2023 Incremental Term Loan	154	—	—
2022 Term loan	589	—	—
Amortization of debt issuance costs	727	590	833
Refinancing expense	—	—	1,020
Other	58	183	265
Interest expense	18,676	12,691	13,718
Interest income	(3,355)	(816)	(838)
	$15,321	$11,875	$12,880

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended June 30	2023	2022	2021
Depreciation and amortization
Depreciation of property, plant and equipment	$24,316	$23,781	$23,165
Amortization of intangible assets	9,696	8,924	8,715
Amortization of other assets	—	—	5
	$34,012	$32,705	$31,885

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $1,455, $1,047 and $1,254 during 2023, 2022 and 2021, respectively.

Future amortization of intangible assets as of June 30, 2023, is expected to be:

For the Year Ending June 30
2024	$9,375
2025	7,769
2026	6,805
2027	6,556
2028	6,531
Thereafter	17,951
Total	$54,987

For the Year Ended June 30	2023	2022	2021
Research and development expense	$24,395	$20,832	$17,759

5.   Balance Sheets—Additional Information

.
As of June 30	2023	2022
Accounts receivable, net
Trade accounts receivable	$165,069	$170,047
Reserve for credit losses	(1,590)	(3,510)
	$163,479	$166,537

As of June 30	2023	2022
Reserve for credit losses
Balance at beginning of period	$3,510	$3,807
Provision for estimated credit losses	943	255
Effect of changes in exchange rates	(61)	(372)
Credit losses realized	(2,802)	(180)
Balance at end of period	$1,590	$3,510

As of June 30	2023	2022
Inventories, net
Raw materials	$84,328	$87,030
Work-in-process	22,350	15,468
Finished goods	170,892	156,660
	$277,570	$259,158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30	2023	2022
Property, plant and equipment, net
Land	$27,813	$11,927
Buildings and improvements	105,184	89,582
Machinery and equipment	291,454	274,298
Construction in progress	34,743	30,648
	459,194	406,455
Accumulated depreciation	(263,626)	(240,965)
	$195,568	$165,490

Certain facilities in Israel are on leased land. The leases expire in calendar years 2023, 2045 and 2062.

Property, plant and equipment, net includes internal-use software costs, net of accumulated depreciation, of $3,426 and $4,320 at June 30, 2023 and 2022, respectively.

	Weighted-
	Average
	Useful Life
As of June 30	(Years)	2023	2022
Intangibles, net
Cost
Technology	12	$95,576	$94,880
Product registrations, marketing and distribution rights	9	18,557	17,583
Customer relationships	12	30,235	30,246
Trade names, trademarks and other	5	5,605	5,480
		149,973	148,189
Accumulated amortization
Technology		(55,396)	(48,723)
Product registrations, marketing and distribution rights		(18,553)	(17,324)
Customer relationships		(16,884)	(15,285)
Trade names, trademarks and other		(4,153)	(2,996)
		(94,986)	(84,328)
		$54,987	$63,861

As of June 30	2023	2022
Goodwill
Balance at beginning of period	$53,226	$52,679
Acquisition	—	561
Effect of changes in exchange rates	48	(14)
Balance at end of period	$53,274	$53,226

As of June 30	2023	2022
Other assets
ROU operating lease assets	$35,759	$37,680
Deferred income taxes	8,711	5,849
Deposits	6,617	5,905
Insurance investments	6,067	5,984
Equity method investments	5,027	4,362
Derivative instruments	10,225	12,976
Debt issuance costs	1,408	1,436
Other	8,031	8,698
	$81,845	$82,890

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate our investments in equity method investees for impairment if circumstances indicate that the fair value of the investment may be impaired. The assets underlying a $2,791 equity investment are currently idle. We have concluded the investment is not impaired based on expected future operating cash flows and/or disposal value.

As of June 30	2023	2022
Accrued expenses and other current liabilities
Employee related	$29,359	$34,278
Current operating lease liabilities	6,053	6,051
Commissions and rebates	5,833	7,125
Professional fees	5,032	5,493
Income and other taxes	8,663	7,211
Insurance-related	1,284	1,174
Insurance premium financing	4,769	—
Other	18,859	18,904
	$79,852	$80,236

The insurance premium financing has a fixed interest rate of 5.64% and monthly payments of $580.

As of June 30	2023	2022
Other liabilities
Long-term operating lease liabilities	$29,077	$31,508
Long-term and deferred income taxes	12,146	9,264
Supplemental retirement benefits, deferred compensation and other	6,552	7,368
U.S. pension plan	2,286	1,793
International retirement plans	4,210	4,620
Other long-term liabilities	6,076	5,947
	$60,347	$60,500

As of June 30	2023	2022
Accumulated other comprehensive loss
Derivative instruments	$24,589	$20,891
Foreign currency translation adjustment	(115,062)	(119,034)
Unrecognized net pension losses	(23,996)	(24,208)
Provision for income taxes on derivative instruments	(6,207)	(5,281)
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(1,700)	(1,647)
	$(114,210)	$(121,113)

6.   Debt

Term Loans and Revolving Credit Facilities

In April 2021, we entered into an amended and restated credit agreement (the “2021 Credit Agreement”) under which we had a term A loan in an aggregate initial principal amount of $300,000 (the “2021 Term A Loan”) and a revolving credit facility under which we could borrow up to $250,000, subject to the terms of the agreement (the “2021 Revolver”). In November 2022, we amended the 2021 Credit Facilities to increase the revolving commitments under the 2021 Revolver to an aggregate amount of $310,000 and to adopt the SOFR as the reference for the fluctuating rate of interest on the 2021 Credit Facilities, replacing the LIBOR reference rate. In June 2023, we obtained an additional incremental Term loan (the “2023 Incremental Term Loan”) in the amount of $50,000 (the 2021 Revolver, the 2021 Term A Loan, and the 2023 Incremental Term Loan are collectively referred to as the “2021 Credit Facilities”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of the Company and its subsidiaries’ net consolidated first lien indebtedness to the Company and its subsidiaries’ consolidated EBITDA (the “First Lien Net Leverage Ratio”). The interest rate per annum applicable to the 2021 Revolver and the 2021 Term A Loan is based on a fluctuating rate of interest plus an applicable rate equal to 1.50%, 1.75%, 2.00% or 2.25% in the case of adjusted SOFR rate loans and 0.50%, 0.75%, 1.00% or 1.25% in the case of base rate loans. The interest rate per annum applicable to the 2023 Incremental Term Loan is based on a fluctuating rate of interest plus an applicable rate equal to 2.00%, 2.25%, 2.50% or 2.75% in the case of adjusted SOFR rate loans and 1.00%, 1.25%, 1.50% or 1.75% in the case of base rate loans. The applicable rates are based on the First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement, as amended).

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

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 (or, specifically with respect to the Test Periods ending September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024, a maximum of 4.25:1.00); and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of June 30, 2023, we were in compliance with the financial covenants.

As of June 30, 2023, we had $141,000 in borrowings under the 2021 Revolver and had outstanding letters of credit of $2,479, leaving $166,521 available for borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year. The interest rates for the 2021 Revolver was 6.09% and 3.20% as of June 30, 2023 and 2022, respectively.

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

In March 2020, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converted the floating LIBOR portion of our interest obligation on that amount of debt to a fixed rate of 0.62%. In July 2022, this agreement increased to a notional principal amount of $300,000. In November 2022, we amended this agreement to convert the floating portion of our interest obligation to SOFR. The agreement effectively converts the floating portion of our interest obligation on $300,000 of debt to a fixed interest rate of 0.61% through June 2025. We have designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 14 — Derivatives.”

The weighted-average interest rates for the 2021 Revolver were 5.42% and 2.08% for the years ended June 30, 2023 and 2022, respectively. The weighted-average interest rates for the 2021 Term A Loan were 2.37% and 2.99% for the years ended June 30, 2023 and 2022, respectively. The weighted-average interest rate for the 2023 Incremental Term Loan was 7.40% in June 2023.

Other Long-Term Debt

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The 2022 Term Loan matures in September 2027. The interest rate per annum applicable to the 2022 Term Loan is based on a fluctuating rate of interest, at the Company’s election from time to time,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to either (i) one-month adjusted SOFR plus 2.00%; or (ii) a base rate determined by reference to the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.50%. The 2022 Term Loan is repayable in monthly installments of $35, with the balance payable at maturity. The weighted-average interest rate was 6.43% for the period during which the 2022 Term Loan was outstanding in the year ended June 30, 2023.

Maturities of Long-Term Debt

As of June 30	2023	Interest rate	2022	Interest rate
2021 Term A Loan due April 2026	$273,750	2.36%	$288,750	2.37%
2023 Incremental Term Loan due April 2026	50,000	7.44%	—	—
2022 Term Loan due September 2027	11,685	7.25%	—	—
	335,435		288,750
Unamortized debt issuance costs	(1,599)		(825)
	333,836		287,925
Less: current maturities	(22,295)		(15,000)
	$311,541		$272,925

Interest rates in the table are based on rates in effect as of the balance sheet dates, including fluctuating rates of interest, applicable rates and the interest rate swap agreement.

Aggregate Maturities of Long-Term Debt and Revolver

For the Years Ending June 30	Annual Maturities	Interest Payments
2024	$22,295	$18,959
2025	29,795	17,087
2026	272,920	23,662
2027	420	721
2028	10,005	177
Total	$335,435	$60,606

For purposes of estimating future interest payments until maturity, we assume long-term debt decreases in accordance with the scheduled amortization and the 2021 Revolver continues unchanged at the June 30, 2023 balance. We assume the March 2020 interest rate swap agreement remains in place through its June 2025 maturity and future interest rates and applicable rates are the same as the rates at June 30, 2023.

7.    Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. The remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 23 years.

The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:

As of June 30	2023	2022	Balance Sheet Classification
Assets:
Operating lease ROU assets	$35,759	$37,680	Other Assets

Liabilities:
Current portion	6,053	6,051	Accrued expenses and other current liabilities
Non-current portion	29,077	31,508	Other liabilities
Total operating lease liabilities	$35,130	$37,559

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the composition of net lease expense:

For the Year Ended June 30	2023	2022

Operating lease expense	$8,363	$8,461
Variable lease expense	1,139	1,376
Short-term lease expense	1,522	1,214
Total lease expense	$11,024	$11,051

The following tables include other supplemental information:

For the Year Ended June 30	2023	2022
Operating cash flows used for ROU operating leases	$7,798	$8,642
Non-cash changes to ROU operating assets and lease liabilities	$5,114	$11,930

As of June 30	2023	2022
Weighted average remaining lease term (in years) - operating leases	10.63	11.46
Weighted average discount rate - operating leases	3.89%	3.66%

At June 30, 2023, maturities of future lease liabilities were:

For the Years Ending June 30
2024	$7,143
2025	6,217
2026	4,635
2027	3,396
2028	2,950
2029 and thereafter	18,451
Total lease payments	42,792
Less: interest	7,662
Total operating lease liabilities	$35,130

There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 30, 2023. Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.

8.   Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2023 and 2022 were:

As of June 30	2023	2022		2023	2022

	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock – Class A	300,000,000	300,000,000	$0.0001	20,337,574	20,337,574
Common stock – Class B	30,000,000	30,000,000	$0.0001	20,166,034	20,166,034

Holders of our Class B common stock converted zero shares of Class B common stock to Class A common stock in 2023 and 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

We declared and paid quarterly cash dividends totaling $19,442 for the year ended June 30, 2023, to holders of our Class A common stock and Class B common stock.

9.   Stock Incentive Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 5,081,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2023. There are no outstanding awards as of June 30, 2023.

See “Note 17 – Subsequent Event” for issuance of restricted stock units after June 30, 2023.

Restricted Stock Units

In May 2018, PAHC’s Compensation Committee approved the grant of 250,000 restricted stock units (“RSUs”) to an officer of the Company, pursuant to the Incentive Plan, of which 50,000 were subject to time-based vesting and fully vested as of December 31, 2020.

We recognized the total grant date fair value of the RSUs as stock-based compensation expense on a straight-line basis over the vesting period. There was no stock-based compensation expense related to RSUs for the years ended June 30, 2023 and 2022, respectively. There was $1,129 of stock-based compensation expense in the year ended June 30, 2021.

Stock Options

There was no stock-based compensation expense related to employee stock options in the periods included in the consolidated financial statements and there was no stock option activity during 2023.

10.     Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $1,924, $2,203 and $1,660 during 2023, 2022 and 2021, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

11.     Employee Benefit Plans

Domestic Pension Plan

We maintain a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. We amended the plan to eliminate credit for future service and compensation increases, effective September 2016. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the plan were as of June 30, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the projected benefit obligation were:

For the Year Ended June 30	2023	2022
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$63,079	$77,915
Interest cost	2,608	1,675
Benefits paid	(2,865)	(2,426)
Actuarial gain	(2,149)	(14,085)
Projected benefit obligation at end of year	$60,673	$63,079

The discount rate used for the projected benefit obligation at June 30, 2023 and 2022, was 5.0% and 4.6%, respectively.

The projected benefit obligation for the year ended June 30, 2023 decreased due to a gain at the annual remeasurement period due to a higher discount rate, partially offset by losses derived from other actuarial assumptions. The discount rate used each period is determined with reference to current long-term bond market rates. The projected benefit obligation also increases each year by the interest cost due to the passage of time and decreases each year by the benefits paid to plan participants.

Changes in the plan assets and funded status of the plan were:

For the Year Ended June 30	2023	2022
Change in plan assets
Fair value of plan assets at beginning of year	$61,286	$79,099
Actual return on plan assets	(34)	(15,387)
Benefits paid	(2,865)	(2,426)
Fair value of plan assets at end of year	$58,387	$61,286
Liability funded status at end of year	$(2,286)	$(1,793)

The actual return on plan assets for the year ended June 30, 2023, was lower than expected due to a reduction in the market value of fixed income securities. Benefits paid increased compared with the prior year as additional participants began receiving benefits. Our investment strategy is to hold a significant portion of our plan assets in fixed income securities with maturities and amounts approximately matching projected future benefit payments.

The funded status is included in other liabilities in the consolidated balance sheets at June 30, 2023 and 2022, respectively. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities. We do not expect to contribute to the domestic pension plan during 2024.

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of the pension benefit obligation to a third-party insurance company. The annuity purchase price was $26,381 and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. During the three months ending September 30, 2023, we will recognize a partial settlement of the pension plan and expect to record an expense of approximately $10,400, resulting from the recognition of net pension losses currently included in Accumulated other comprehensive income and a benefit for income taxes of approximately $2,700.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive loss related to the plan was:

For the Year Ended June 30	2023	2022
Accumulated other comprehensive loss related to pension plan
Balance at beginning of period	$(24,208)	$(19,973)
Amortization of net actuarial loss and prior service costs	721	480
Current period net actuarial loss	(509)	(4,715)
Net change	212	(4,235)
Balance at end of period	$(23,996)	$(24,208)

Net periodic pension expense was:

For the Year Ended June 30	2023	2022	2021
Interest cost on benefit obligation	$2,608	$1,675	$1,682
Expected return on plan assets	(2,624)	(3,413)	(3,660)
Amortization of net actuarial loss and prior service costs	721	480	560
Net periodic pension expense (income)	$705	$(1,258)	$(1,418)

Significant actuarial assumptions used for the net periodic pension expense for the plan were:

For the Year Ended June 30	2023	2022	2021
Discount rate for interest cost	4.3%	2.2%	2.2%
Expected rate of return on plan assets	4.4%	4.4%	4.9%
Discount rate for benefit obligation	4.6%	2.9%	2.8%

The plan used the Aon AA Bond Universe as a benchmark for its discount rate as of June 30, 2023, 2022 and 2021. The discount rate is determined by matching the plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.

Estimated future benefit payments, based on the benefit obligation as of June 30, 2023, prior to and after the effect of the July 2023 annuity purchase agreement, are:

	Prior to	After
	July 2023
For the Years Ending June 30	Partial Settlement
2024	$3,561	$1,129
2025	3,746	1,338
2026	3,901	1,528
2027	4,044	1,709
2028	4,136	1,845
2029 – 2033	21,230	10,667

The plan’s target asset allocation for 2024 and the weighted-average asset allocation of plan assets as of June 30, 2023 and 2022 are:

	Target
	Allocation	Percentage of Plan Assets
For the Year Ended June 30	2024	2023	2022
Debt securities	65% - 85%	75%	77%
Equity securities	10% - 30%	12%	17%
Global asset allocation/risk parity (1)	0% - 15%	3%	5%
Other	0% - 10%	10%	1%
(1)	The global asset allocation/risk parity category consists of a variety of asset classes including, but not limited to, global bonds, global equities, real estate and commodities.

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

The fair values of the plan assets by asset category were:

	Fair Value Measurements Using
As of June 30, 2023	Level 1	Level 2		Level 3		Total
Cash and cash equivalents	$6,063	$		$		$6,063
Common-collective funds
Global large cap equities			5,552		1,519	7,071
Fixed income securities			43,794			43,794
Mutual funds
Global asset allocations/risk parity	1,426					1,426
Other					33	33
	$7,489		$49,346		$1,552	$58,387

	Fair Value Measurements Using
As of June 30, 2022	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$362	$—	$—	$362
Common-collective funds
Global large cap equities	—	8,783	1,952	10,735
Fixed income securities	665	46,491	—	47,156
Mutual funds
Global asset allocations/risk parity	3,023	—	—	3,023
Other	—	—	10	10
	$4,050	$55,274	$1,962	$61,286

The table below provides a summary of the changes in the fair value of Level 3 assets:

Change in Fair Value Level 3 assets	2023	2022
Balance at beginning of period	$1,962	$3,876
Redemptions	(603)	(1,199)
Change in fair value	193	(715)
Balance at end of period	$1,552	$1,962

The following outlines the valuation methodologies used to estimate the fair value of plan assets:

●	Cash and cash equivalents are valued at $1 per unit;
●	Common-collective funds are determined based on current market values of the underlying assets of the fund;
●	Mutual funds and foreign currency deposits are valued using quoted market prices in active markets; and
●	For Level 3 managed assets, business appraisers use a combination of valuations and appraisal methodologies, as well as a number of assumptions to create a price that brokers evaluate. For Level 3 non-managed assets, pricing is provided by various sources, such as issuer or investment manager.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other employee benefit plans

We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. The Company contributes: (i) a matching contribution equal to 100% of the first 6.0% of an employee’s contribution; and, (ii) an additional discretionary contribution of up to 4.5% of compensation, depending on the employee’s age and years of service, provided that such contributions comply with ERISA non-discrimination requirements. Employee and Company contributions are subject to certain ERISA limitations. Employees are immediately vested in Company contributions. Our contribution expense was $6,214, $6,341 and $5,803 in 2023, 2022 and 2021, respectively.

Our consolidated balance sheets include other employee-related liabilities of $10,862 and $12,088 as of June 30, 2023 and 2022, respectively, including international retirement plans, supplemental retirement benefits and long-term incentive arrangements. Expense under these plans was $4,067, $3,788 and $5,095 in 2023, 2022 and 2021, respectively.

12. Income Taxes

The components of income before income taxes consisted of the following:

For the Year Ended June 30	2023	2022	2021
Domestic	$14,776	$27,695	$12,684
Foreign	39,295	44,632	53,784
Income before income taxes	$54,071	$72,327	$66,468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the provision for income taxes were:

For the Year Ended June 30	2023	2022	2021
Current provision (benefit):
Federal	$9,801	$4,874	$99
State and local	1,810	1,468	887
Foreign	12,750	17,613	13,280
Total current provision	24,361	23,955	14,266
Deferred provision (benefit):
Federal	(6,151)	(75)	291
State and local	(266)	251	(110)
Foreign	3,424	23	(2,663)
Change in valuation allowance–foreign	97	(1,002)	299
Total deferred provision (benefit)	(2,896)	(803)	(2,183)

Provision for income taxes	$21,465	$23,152	$12,083

Reconciliations of the federal statutory rate to the Company’s effective tax rate were:

For the Year Ended June 30	2023	2022	2021
Federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.0	2.0	0.8
Foreign income tax rates	8.9	4.8	4.2
Changes in uncertain tax positions	5.1	4.4	(6.8)
Global Intangible Low-Taxed Income	3.3	0.3	1.3
Recognition of federal and foreign tax credits	(0.9)	(0.9)	(2.1)
Change in valuation allowance	0.2	(1.4)	0.5
Foreign derived intangible income	(3.7)	(2.1)	—
Foreign withholding taxes	2.8	0.1	—
Other	1.0	3.8	(0.7)
Effective tax rate	39.7%	32.0%	18.2%

We record the Global Intangible Low-Taxed Income (“GILTI”) aspects of comprehensive U.S. income tax legislation as a period expense. The provision for income taxes for the year ended June 30, 2023 and 2022, included $1,775 and $207 of federal tax expense from the effects of GILTI, respectively.

The Company benefits from certain tax holidays in Israel; the impact of which are included within Foreign Income Taxes.

In July 2023, the IRS provided guidance to determine whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023. As a result of this new guidance, the Company will record a tax benefit of approximately $1,223 related to the year ended June 30, 2023, in the three months ending September 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:

As of June 30	2023	2022
Deferred tax assets:
Employee-related accruals	$5,461	$6,879
Inventory	2,864	2,288
Environmental remediation	1,733	751
Net operating loss carry forwards–domestic	839	1,323
Net operating loss carry forwards–foreign	4,389	4,348
Operating lease liabilities	6,521	7,639
R&D cost capitalization	4,283	—
Other	(1,311)	(1,066)
	24,779	22,162
Valuation allowance	(2,598)	(2,618)
	22,181	19,544
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(6,286)	(7,187)
Operating lease ROU assets	(6,280)	(7,489)
Unrealized foreign exchange	(1,906)	—
Other	(712)	(24)
	(15,184)	(14,700)

Net deferred tax asset	$6,997	$4,844

Deferred taxes are included in the consolidated balance sheets as follows:

As of June 30	2023	2022
Other assets	$8,711	$5,849
Other liabilities	(1,714)	(1,005)
	$6,997	$4,844

The valuation allowance established against deferred tax assets was:

As of June 30	2023	2022	2021
Balance at beginning of period	$2,618	$3,709	$3,403
(Benefit) provision for income taxes	(20)	(1,091)	306
Balance at end of period	$2,598	$2,618	$3,709

The Company records valuation allowances against certain foreign and state deferred tax assets when, after considering all of the available evidence, it is more likely than not that these assets will not be realized.

The Company has $18,570 of state net operating loss carry forwards. $9,035 that will expire in 2023 through 2042, and $9,535 that do not expire, and $18,938 of foreign net operating loss carry forwards of which most are in jurisdictions that have no expiration.

If amounts are repatriated from certain of our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. We consider undistributed earnings of such foreign subsidiaries to be indefinitely reinvested. At June 30, 2023, our cash and cash equivalents and short-term investments included $78,980 held by our international subsidiaries. We do not provide income taxes for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

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

Reconciliations of the beginning and ending amounts of gross unrecognized tax benefits are as follows:

As of June 30	2023	2022	2021
Unrecognized tax benefits–beginning of period	$7,832	$5,311	$9,507
Tax position changes–current period	2,181	5,333	1,873
Tax position changes–prior periods, including settlements with tax authorities	193	(1,175)	(5,354)
Lapse of statute of limitations	(194)	(1,071)	(1,109)
Effect of changes in exchange rates	(563)	(566)	394
Unrecognized tax benefits–end of period	9,449	7,832	5,311
Interest and penalties–end of period	981	427	391
Total liabilities related to uncertain tax positions	$10,430	$8,259	$5,702

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized and recorded interest and penalties expense of $589, $74, and $69 for 2023, 2022 and 2021, respectively.

Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:

●	U.S. federal and significant states, through June 30, 2019;
●	Brazil, through December 31, 2017; and
●	Israel, through June 30, 2019, for certain subsidiaries and through June 30, 2020, for certain subsidiaries.

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

In February 2023, the plaintiffs in the OPOG lawsuit and certain defendants in the OPOG lawsuit, including Phibro-Tech, signed a definitive settlement agreement that provides for a “cash-out” settlement, with contribution protection, for Phibro-Tech and its affiliates (as well as certain other defendants) releasing Phibro-Tech and its affiliates from liability for contamination of the groundwater plume affected by the Omega Chemical Site (with certain exceptions), including past and future EPA response costs that were the subject of the August 2022 pre-litigation notice letter sent by the DOJ on behalf of the EPA. As part of the settlement, Phibro-Tech also resolved all claims for indemnification and contribution between Phibro-Tech and the successor to the prior owner of the Phibro-Tech site. The definitive settlement agreement contemplates cash payments by Phibro-Tech and one of its affiliates over a period ending in February 2024. The definitive settlement agreement is subject to formal approval by the EPA, the DOJ and the district court. In the year ended June 30, 2023, we recognized expense for the definitive settlement agreement and other related costs, which is included in our consolidated statement of operations as selling, general and administrative expenses.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, including the remaining liability for the OPOG lawsuit described in the preceding paragraph, to be approximately $8,505 and $4,287 at June 30, 2023 and 2022, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

Purchase Commitments

As of June 30, 2023, we have agreements totaling approximately $7,600 to purchase goods and services that are enforceable and legally binding and include amounts for future purchases. Payments for these obligations are expected to be approximately $6,200 in 2024 and $1,400 in 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities for the fair values of outstanding derivatives that are designated and effective as cash flow hedges as follows:

As of June 30	2023	2022
Other current assets
Brazil Real options, net	$333	$498
Interest rate swap	14,031	7,417
Other assets
Brazil Real options, net	—	104
Interest rate swap	10,225	12,871
Total Fair Value
Brazil Real options, net	333	602
Interest rate swap	24,256	20,288

Notional amounts of the derivatives as of the balance sheet date were:

As of June 30	2023
Brazil Real call options	R$	10,000
Brazil Real put options	R$	10,000
Interest rate swap		$300,000

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the years ended June 30, 2023 and 2022 included the effects of derivatives as follows:

For the Year Ended June 30	2023	2022
Brazil Real options, net
Expense recorded in consolidated statements of operations	$1,237	$1,124
Consolidated statement of operations - total cost of goods sold	$679,652	$656,861
Expense (income) recorded in OCI	$270	$(398)
Interest rate swap
(Income) expense recorded in consolidated statements of operations	$(9,870)	$2,905
Consolidated statement of operations - total interest expense, net	$15,321	$11,875
Income recorded in OCI	$(3,968)	$(21,283)

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of June 30, 2023, included realized net gains of $1,016 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next twelve to eighteen months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In assessing the fair value of financial instruments at June 30, 2023 and 2022, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition of net assets acquired in a business combination. These fair value measurements involve unobservable inputs that reflect estimates and assumptions that represent Level 3 inputs.

Fair Value of Assets (Liabilities)

As of	June 30, 2023			June 30, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$40,000	$—	$—	$17,000	$—	$—
Foreign currency derivatives	$—	$333	$—	$—	$602	$—
Interest rate swap	$—	$24,256	$—	$—	$20,288	$—

There were no transfers between levels during the periods presented. There were no changes in the fair value of the Level 3 liabilities.

For a detailed discussion on the fair value of our pension plan assets, see “Note 11 — Employee Benefit Plans.”

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

We evaluate performance of our segments based on Adjusted EBITDA. We calculate Adjusted EBITDA as income before income taxes plus (a) interest expense, net, (b) depreciation and amortization, (c) (income) loss from, and disposal of, discontinued operations, (d) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (e) certain items that we consider to be unusual, non-operational or non-recurring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended June 30	2023	2022	2021
Net sales
Animal Health	$659,851	$607,055	$545,716
Mineral Nutrition	242,656	259,512	220,560
Performance Products	75,382	75,694	67,074
Total segments	$977,889	$942,261	$833,350

Depreciation and amortization
Animal Health	$27,714	$26,759	$25,839
Mineral Nutrition	2,638	2,616	2,690
Performance Products	1,780	1,717	1,702
Total segments	$32,132	$31,092	$30,231
Adjusted EBITDA
Animal Health	$136,139	$124,106	$123,953
Mineral Nutrition	17,417	24,038	17,116
Performance Products	9,346	8,706	9,437
Total segments	$162,902	$156,850	$150,506
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$54,071	$72,327	$66,468
Interest expense, net	15,321	11,875	12,880
Depreciation and amortization – Total segments	32,132	31,092	30,231
Depreciation and amortization – Corporate	1,880	1,613	1,654
Corporate costs	50,149	45,767	42,624
Environmental remediation costs	6,894	—	—
Gain on sale of investment	—	(1,203)	—
Acquisition-related cost of goods sold	—	316	—
Acquisition-related transaction costs	—	279	—
Stock-based compensation	—	—	1,129
Foreign currency (gains) losses, net	2,455	(5,216)	(4,480)
Adjusted EBITDA – Total segments	$162,902	$156,850	$150,506

As of June 30	2023	2022
Identifiable assets
Animal Health	$698,522	$654,862
Mineral Nutrition	75,814	87,379
Performance Products	49,678	39,490
Total segments	824,014	781,731
Corporate	147,383	149,968
Total	$971,397	$931,699

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The geographic location of property, plant and equipment, net was:

As of June 30	2023	2022
Property, plant and equipment, net
United States	$79,404	$57,605
Israel	61,304	63,971
Brazil	30,359	22,981
Ireland	18,900	15,596
Other	5,601	5,337
	$195,568	$165,490

17. Subsequent Event

On July 5, 2023, our Board of Directors approved (i) the grant of 300,000 RSUs to an officer, pursuant to the Company’s 2008 Incentive Plan and the RSU award agreement, and (ii) a retention cash award equal to $4,250 (the “LTIP Award”), pursuant to the terms and conditions of an executive long-term incentive agreement. The LTIP Award will be paid in cash in four substantially equal installments concurrently with payments under the Company’s Management Incentive Plan for the applicable fiscal year, subject to continuation of employment on each of the anniversaries beginning on June 30, 2024.

The RSUs will vest on June 30, 2027, in increments of 10% (but no less than 20%) (with linear interpolation to apply for achievement between increments) based upon the achievement of the arithmetic average of Phibro’s closing stock price per share for each trading day in the 90-calendar day period ending on June 30, 2027 from $20 to $60 and above, subject to continuation of employment on such date. In the event of a change in control of the Company, following which either (i) 100% of the shares of stock cease to be traded on a nationally recognized stock exchange and the Company is no longer listed on any such exchange or (ii) a Qualifying Termination occurs within 12 months, all unvested RSUs will immediately vest in full.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide the reasonable assurance described above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2023.

The effectiveness of our internal control over financial reporting as of June 30, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under “Item 8 - Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

On June 6, 2023, BFI adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 528,000 shares of our Class A common stock through March 28, 2024. Jack C. Bendheim, our Chairman of the Board of Directors, President and Chief Executive Officer, has sole authority to vote shares of our stock owned by BFI.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2023.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”

Item 11.Executive Compensation

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2023.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2023.

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2023.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the fiscal years ended June 30, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2023, 2022 and 2021

Consolidated Balance Sheets at June 30, 2023 and 2022

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

(2)	Schedules: None
(3)	The exhibits filed are listed in the Index to Exhibits immediately preceding the signature page of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit Number	Exhibit Description
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

Exhibit 10.18	Executive Long-Term Incentive Agreement dated July 5, 2023 by and between Phibro Animal Health Corporation and Larry L. Miller.

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

Exhibit 10.24

General Release and Separation Agreement, dated November 16, 2020, by and between Richard G. Johnson and Phibro Animal Health Corporation. (incorporated by reference to Exhibit 10.24 to Phibro Animal Health Corporation’s 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 25, 2021 (File No. 001-36410)).

Exhibit 10.25

Severance Protection Letter, dated February 7, 2022, by and between Damian Finio and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.25 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2022 (File No. 001-36410)).

Exhibit 10.26

First Amendment to Amended and Restated Credit Agreement, dated as of November 8, 2022, among Phibro Animal Health Corporation, Bank of America, N.A. and each lender party thereto (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-36410)).

Exhibit 10.27

Amendment No. 2 to the Amended and Restated Credit Agreement, dated June 16, 2023, among Phibro Animal Health Corporation, Bank of America, N.A. and each lender party thereto (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Current Form on Form 8-K, filed with the Securities Exchange Commission on June 16, 2023 (File No. 001-36410)).

Exhibit 10.28

Employment Offer Letter, dated May 6, 2019, by and between Rob Aukerman and Phibro Animal Health Corporation, including confidentiality and nondisclosure, employee invention, and noncompetition and nonsolicitation agreements (incorporated by reference to Exhibit 10.18 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 26, 2020 (File No. 001-36410).

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

Phibro Animal Health Corporation

August 30, 2023	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Phibro Animal Health Corporation

August 30, 2023	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

August 30, 2023	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer

August 30, 2023	By:	/s/ Daniel M. Bendheim
Daniel M. Bendheim
Director and Executive Vice President,
Corporate Strategy

August 30, 2023	By:	/s/ Jonathan Bendheim
Jonathan Bendheim
Director and President, MACIE Region and
General Manager of Israel Operations

August 30, 2023	By:	/s/ Alejandro Bernal
Alejandro Bernal
Director

August 30, 2023	By:	/s/ E. Thomas Corcoran
E. Thomas Corcoran
Director

August 30, 2023	By:	/s/ Sam Gejdenson
Sam Gejdenson
Director

August 30, 2023	By:	/s/ Mary Lou Malanoski
Mary Lou Malanoski
Director

August 30, 2023	By:	/s/ Carol A. Wrenn
Carol A. Wrenn
Director