Form 10-Q
period 2023-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2023-11-08
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
For the Periods Ended September 30	2023	2022

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$231,349	$232,521
Cost of goods sold	163,623	163,875
Gross profit	67,726	68,646
Selling, general and administrative expenses	68,452	54,962
Operating (loss) income	(726)	13,684
Interest expense, net	4,564	3,067
Foreign currency losses, net	6,689	5,200
(Loss) income before income taxes	(11,979)	5,417
(Benefit) provision for income taxes	(3,964)	1,561
Net (loss) income	$(8,015)	$3,856

Net (loss) income per share
basic	$(0.20)	$0.10
diluted	$(0.20)	$0.10
Weighted average common shares outstanding
basic	40,504	40,504
diluted	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months
For the Periods Ended September 30	2023	2022

	(unaudited)
	(in thousands)
Net (loss) income	$(8,015)	$3,856
Change in fair value of derivative instruments	(1,891)	7,105
Foreign currency translation adjustment	(3,560)	(4,143)
Pension settlement recognition	10,425	—
Unrecognized net pension gains	644	176
Provision for income taxes	(2,264)	(1,820)
Other comprehensive income	3,354	1,318
Comprehensive (loss) income	$(4,661)	$5,174

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
As of	2023	2023

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$43,153	$41,281
Short-term investments	48,000	40,000
Accounts receivable, net	149,228	163,479
Inventories, net	279,154	277,570
Other current assets	64,889	63,393
Total current assets	584,424	585,723
Property, plant and equipment, net	193,359	195,568
Intangibles, net	52,184	54,987
Goodwill	53,251	53,274
Other assets	81,305	81,845
Total assets	$964,523	$971,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$24,150	$22,295
Accounts payable	77,216	73,853
Accrued expenses and other current liabilities	70,989	79,852
Total current liabilities	172,355	176,000
Revolving credit facility	154,000	141,000
Long-term debt	304,717	311,541
Other liabilities	60,382	60,347
Total liabilities	691,454	688,888
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at September 30, 2023, and June 30, 2023; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at September 30, 2023, and June 30, 2023	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,884	135,803
Retained earnings	248,037	260,912
Accumulated other comprehensive loss	(110,856)	(114,210)
Total stockholders’ equity	273,069	282,509
Total liabilities and stockholders’ equity	$964,523	$971,397

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
For the Periods Ended September 30	2023	2022

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(8,015)	$3,856
Adjustments to reconcile net (loss) income to
net cash provided (used) by operating activities:
Depreciation and amortization	8,871	8,450
Amortization of debt issuance costs	260	147
Stock-based compensation	81	—
Deferred income taxes	(2,691)	(13)
Foreign currency losses, net	3,222	3,370
Pension settlement cost	10,425	—
Other	959	(309)
Changes in operating assets and liabilities:
Accounts receivable, net	12,781	22,347
Inventories, net	(5,005)	(24,977)
Other current assets	(3,297)	(7,682)
Other assets	(191)	(31)
Accounts payable	4,603	(5,595)
Accrued expenses and other liabilities	(5,804)	(10,261)
Net cash provided (used) by operating activities	16,199	(10,698)
INVESTING ACTIVITIES
Purchases of short-term investments	(17,000)	—
Maturities of short-term investments	9,000	7,000
Capital expenditures	(7,476)	(23,176)
Other, net	124	27
Net cash used by investing activities	(15,352)	(16,149)
FINANCING ACTIVITIES
Revolving credit facility borrowings	51,000	62,000
Revolving credit facility repayments	(38,000)	(36,000)
Proceeds from long-term debt	—	12,000
Payments of long-term debt	(5,105)	(3,750)
Debt issuance costs	—	(71)
Payments of insurance premium financing	(1,739)	—
Dividends paid	(4,860)	(4,860)
Net cash provided by financing activities	1,296	29,319
Effect of exchange rate changes on cash	(271)	(440)
Net increase in cash and cash equivalents	1,872	2,032
Cash and cash equivalents at beginning of period	41,281	74,248
Cash and cash equivalents at end of period	$43,153	$76,280

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912	$(114,210)	$282,509
Comprehensive (loss) income	—	—	—	—	(8,015)	3,354	(4,661)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	81	—	—	81
As of September 30, 2023	40,503,608	$4	$—	$135,884	$248,037	$(110,856)	$273,069

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442
Comprehensive income	—	—	—	—	3,856	1,318	5,174
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2022	40,503,608	$4	$—	$135,803	$246,744	$(119,795)	$262,756

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

The unaudited consolidated financial information for the three months ended September 30, 2023 and 2022, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission on August 30, 2023 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2023, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2023, there have been no material changes to any of the significant accounting policies contained therein.

Net (Loss) Income per Share and Weighted Average Shares

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period.

Diluted net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents, resulting from the assumed vesting of restricted stock units. The restricted stock units have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2023, as the effect would have been antidilutive.

	Three Months
For the Periods Ended September 30	2023	2022
Net (loss) income	$(8,015)	$3,856

Weighted average number of shares – basic	40,504	40,504
Dilutive effect of restricted stock units	—	—
Weighted average number of shares - diluted	40,504	40,504

Net (loss) income per share
basic	$(0.20)	$0.10
diluted	$(0.20)	$0.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

We do not expect the new accounting standards that are pending adoption by us to have a material effect on our consolidated financial statements.

3.  Statements of Operations—Additional Information

Disaggregated revenue, deferred revenue and customer payment terms

We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture, and dogs. The products help prevent, control and treat diseases and enhance nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products directly to integrated poultry, cattle and swine customers and through commercial animal feed manufacturers, distributors and veterinarians. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused on regions where the majority of livestock production is consolidated in large commercial farms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months
For the Periods Ended September 30	2023	2022
Animal Health
MFAs and other	$94,104	$92,790
Nutritional specialties	40,210	39,054
Vaccines	26,216	23,015
Total Animal Health	$160,530	$154,859
Mineral Nutrition	56,026	59,646
Performance Products	14,793	18,016
Total	$231,349	$232,521

Net Sales by Region

	Three Months
For the Periods Ended September 30	2023	2022
United States	$131,287	$135,804
Latin America and Canada	58,703	52,246
Europe, Middle East and Africa	26,879	29,517
Asia Pacific	14,480	14,954
Total	$231,349	$232,521

Net sales by region are based on country of destination.

Our customer payment terms generally range from 30 to 120 days globally and do not include any significant financing components. Payment terms vary based on industry and business practices within the regions in which we operate. Our average worldwide collection period for accounts receivable is approximately 60 days after the revenue is recognized.

Interest Expense

	Three Months
For the Periods Ended September 30	2023	2022
Interest expense, net
2021 Credit Facilities	$5,101	$3,547
2022 Term Loan	216	—
Amortization of debt issuance costs	260	147
Other	68	1
Interest expense	5,645	3,695
Interest income	(1,081)	(628)
	$4,564	$3,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

	Three Months
For the Periods Ended September 30	2023	2022
Depreciation and amortization
Depreciation of property, plant and equipment	$6,431	$6,051
Amortization of intangible assets	2,440	2,399
	$8,871	$8,450

Pension Settlement

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of our pension benefit obligation to a third-party insurance company. The annuity purchase price was $26,381 and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. During the three months ended September 30, 2023, we recognized a partial settlement of the pension plan and recorded $10,425, in selling, general and administrative expenses in our consolidated statement of operations, resulting from the recognition of net pension losses previously included in Accumulated other comprehensive loss.

4. Balance Sheets—Additional Information

	September 30,	June 30,
As of	2023	2023
Inventories
Raw materials	$84,369	$84,328
Work-in-process	25,159	22,350
Finished goods	169,626	170,892
	$279,154	$277,570

	September 30,	June 30,
As of	2023	2023
Other assets
ROU operating lease assets	$36,320	$35,759
Deferred income taxes	8,981	8,711
Deposits	6,518	6,617
Insurance investments	6,096	6,067
Equity method investments	5,814	5,027
Derivative instruments	8,500	10,225
Debt issuance costs	1,284	1,408
Other	7,792	8,031
	$81,305	$81,845

	September 30,	June 30,
As of	2023	2023
Accrued expenses and other current liabilities
Employee related	$26,647	$29,359
Current operating lease liabilities	6,452	6,053
Commissions and rebates	3,442	5,833
Professional fees	4,643	5,032
Income and other taxes	5,951	8,663
Insurance-related	1,364	1,284
Insurance premium financing	2,898	4,769
Other	19,592	18,859
	$70,989	$79,852

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,	June 30,
As of	2023	2023
Other liabilities
Long-term operating lease liabilities	$29,022	$29,077
Long-term and deferred income taxes	12,823	12,146
Supplemental retirement benefits, deferred compensation and other	6,628	6,552
U.S. pension plan	1,687	2,286
International retirement plans	4,130	4,210
Other long-term liabilities	6,092	6,076
	$60,382	$60,347

	September 30,	June 30,
As of	2023	2023
Accumulated other comprehensive loss
Derivative instruments	$22,698	$24,589
Foreign currency translation adjustment	(118,622)	(115,062)
Unrecognized net pension losses	(12,927)	(23,996)
Income tax (provision) benefit	(2,005)	259
	$(110,856)	$(114,210)

5.  Debt

Term Loans and Revolving Credit Facilities

In April 2021, we entered into an amended and restated credit agreement (the “2021 Credit Agreement”) under which we had a term A loan in an aggregate initial principal amount of $300,000 (the “2021 Term A Loan”) and a revolving credit facility under which we could borrow up to an aggregate amount of $250,000, subject to the terms of the 2021 Credit Agreement (the “2021 Revolver”). In November 2022, we amended the 2021 Credit Facilities to increase the revolving commitments under the 2021 Revolver to an aggregate amount of $310,000 and to adopt Secured Overnight Financing Rate (“SOFR”) as the reference for the fluctuating rate of interest on the 2021 Credit Facilities, replacing the London Interbank Offered Rate (“LIBOR”) reference rate. In June 2023, we obtained an additional incremental term loan (the “2023 Incremental Term Loan”) in the amount of $50,000 (the 2021 Revolver, the 2021 Term A Loan and the 2023 Incremental Term Loan are collectively referred to as the “2021 Credit Facilities”).

The 2021 Term A Loan and the 2023 Incremental Term Loan are repayable in quarterly installments, with the balances payable at maturity. The 2021 Revolver contains a letter of credit facility. The interest rate per annum applicable to the 2021 Revolver and the 2021 Term A Loan is based on a fluctuating rate of interest plus an applicable rate equal to 1.50%, 1.75%, 2.00% or 2.25% in the case of adjusted SOFR rate loans and 0.50%, 0.75%, 1.00% or 1.25%, in the case of base rate loans. The interest rate per annum applicable to the 2023 Incremental Term Loan is based on a fluctuating rate of interest plus an applicable rate equal to 2.00%, 2.25%, 2.50% or 2.75% in the case of adjusted SOFR rate loans and 1.00%, 1.25%, 1.50% or 1.75% in the case of base rate loans. The applicable rates are based on the First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement, as amended). The 2021 Credit Facilities mature in April 2026.

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 (or, specifically with respect to the test periods ending September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024, a maximum of 4.25:1.00); and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of September 30, 2023, we were in compliance with the financial covenants.

As of September 30, 2023, we had $154,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,479, leaving $153,521 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Three Months
	September 30,	June 30,	Ended September 30,
	2023	2023	2023	2022
2021 Revolver	6.23%	6.09%	6.19%	3.92%
2021 Term A Loan	2.36%	2.36%	2.36%	2.37%
2023 Incremental Term Loan	7.66%	7.44%	7.57%	—
2022 Term Loan	7.42%	7.25%	7.43%	—

Interest rates as of the balance sheet dates are based on rates in effect as of those dates, including SOFR fluctuating rates of interest, applicable rates and the interest rate swap agreement.

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

Other Long-Term Debt

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The 2022 Term Loan matures in September 2027. The interest rate per annum applicable to the 2022 Term Loan is based on a fluctuating rate of interest, at the Company’s election from time to time, equal to either (i) one-month adjusted SOFR plus 2.0%, or (ii) a base rate determined by reference to the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.5%. The 2022 Term Loan is repayable in monthly installments of $35, with the balance payable at maturity.

Maturities of Long-Term Debt

	September 30,	June 30,
As of	2023	2023
2021 Term A Loan due April 2026	$270,000	$273,750
2023 Incremental Term Loan due April 2026	48,750	50,000
2022 Term Loan due September 2027	11,580	11,685
	330,330	335,435
Unamortized debt issuance costs	(1,463)	(1,599)
	328,867	333,836
Less: current maturities	(24,150)	(22,295)
	$304,717	$311,541

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $438 and $780 during the three months ended September 30, 2023 and 2022, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock Incentive Plan

Restricted Stock Units

In July 2023, our Board of Directors approved the grant of 300,000 restricted stock units (“RSUs”) to an officer of the Company, pursuant to the Company's 2008 Incentive Plan and the RSU award agreement. Each RSU represents the right to receive a share of our common stock upon vesting. The RSUs are subject to performance-based vesting. The RSUs will vest on June 30, 2027, subject to continuation of employment on such date, in increments of 10% (but no less than 20%) (with linear interpolation between increments) based upon the arithmetic average of the Company’s closing stock price per share for each trading day in the 90-calendar day period ending on the vesting date (the “90-Day Average”). None of the RSUs will vest if the 90-Day Average is below $20, and 100% of the RSUs will vest if the 90-Day Average is $60 or above. In the event of a change in control of the Company, following which either (i) 100% of the shares of stock cease to be traded on a nationally recognized stock exchange and the Company is no longer listed on any such exchange or (ii) a Qualifying Termination occurs within 12 months, all unvested RSUs will immediately vest in full.

We used a Monte Carlo simulation model to determine the grant date fair value of the RSUs. Assumptions used by the model were based on information as of the grant date and included a risk-free rate of return, expected volatility and an expected dividend yield. The risk-free rate of return is based on U.S. treasury yields for bonds with similar maturities. Expected volatility is based on the historical volatility of the Company’s common stock. The expected dividend yield considers estimated annual dividends and the closing share price of the underlying common stock.

The total grant date fair value of the RSUs was $1,284, equivalent to $4.28 per share. We will recognize the total grant date fair value of the RSUs as stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense related to the RSUs was $81 for the three months ended September 30, 2023. We expect stock-based compensation expense related to the RSUs will be $321 in each of the years ending June 30, 2024, 2025, 2026 and 2027.

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, including the remaining liability for the OPOG lawsuit described in the preceding paragraph, to be approximately $8,531 and $8,505 at September 30, 2023 and June 30, 2023, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

9.  Derivatives

We monitor our exposure to foreign currency exchange rates and interest rates and from time-to-time use derivatives to manage certain of these risks. We designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). All changes in the fair value of a highly effective cash flow hedge are recorded in Accumulated other comprehensive loss.

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

	September 30,	June 30,
As of	2023	2023
Other current assets
Brazil Real options, net	$—	$333
Interest rate swap	14,198	14,031
Other assets
Interest rate swap	8,500	10,225
Total Fair Value
Brazil Real options, net	—	333
Interest rate swap	22,698	24,256

Notional amounts of the derivatives as of the balance sheet date were:

September 30,
As of	2023
Interest rate swap	$300,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of operations and statements of comprehensive (loss) income for the periods ended September 30, 2023 and 2022 included the effects of derivatives as follows:

	Three Months
For the Periods Ended September 30	2023	2022
Brazil Real options, net
(Income) expense recorded in consolidated statements of operations	$(181)	$438
Consolidated statement of operations - total cost of goods sold	$163,623	$163,875
Expense recorded in comprehensive (loss) income	$333	$168
Interest rate swap
Income recorded in consolidated statements of operations	$(3,570)	$(1,211)
Consolidated statement of operations - total interest expense, net	$4,564	$3,067
Expense (income) recorded in comprehensive (loss) income	$1,558	$(7,273)

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of September 30, 2023, included realized net gains of $1,182 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next twelve to eighteen months.

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

Non-financial Assets

Our non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related right-of-use (“ROU”) assets, are not required to be measured at fair value on a recurring basis, and instead are reported at carrying value in the consolidated balance sheet. Assets and liabilities may be required to be measured at fair value on a non-recurring basis, either upon initial recognition or for subsequent accounting or reporting, including the initial recognition of net assets acquired in a business combination. These fair value measurements involve unobservable inputs that reflect estimates and assumptions that represent Level 3 inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Assets (Liabilities)

As of	September 30, 2023			June 30, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$48,000	$—	$—	$40,000	$—	$—
Foreign currency derivatives	$—	$—	$—	$—	$333	$—
Interest rate swap	$—	$22,698	$—	$—	$24,256	$—

There were no transfers between levels during the periods presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2023	2022
Net sales
Animal Health	$160,530	$154,859
Mineral Nutrition	56,026	59,646
Performance Products	14,793	18,016
Total segments	$231,349	$232,521

Depreciation and amortization
Animal Health	$7,349	$6,911
Mineral Nutrition	646	655
Performance Products	426	442
Total segments	$8,421	$8,008
Adjusted EBITDA
Animal Health	$28,494	$26,964
Mineral Nutrition	2,881	5,297
Performance Products	1,409	2,364
Total segments	$32,784	$34,625
Reconciliation of income before income taxes to Adjusted EBITDA
(Loss) income before income taxes	$(11,979)	$5,417
Interest expense, net	4,564	3,067
Depreciation and amortization – Total segments	8,421	8,008
Depreciation and amortization – Corporate	450	442
Corporate costs	14,133	12,491
Pension settlement cost	10,425	—
Stock-based compensation	81	—
Foreign currency losses, net	6,689	5,200
Adjusted EBITDA – Total segments	$32,784	$34,625

	September 30,	June 30,
As of	2023	2023
Identifiable assets
Animal Health	$679,935	$698,522
Mineral Nutrition	74,060	75,814
Performance Products	49,939	49,678
Total segments	803,934	824,014
Corporate	160,589	147,383
Total	$964,523	$971,397

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

Armed Conflicts

Hamas and Israel

On October 7, 2023, Hamas militants crossed into Israel from Gaza in a large-scale, surprise terrorist attack. Hamas terrorists invaded Israel, first firing rockets into the country and then carrying out attacks inflicting mass casualties with hundreds more taken hostage. In order to provide immediate assistance to the victims of the attacks and their families, we and our employees provided monetary donations that will be distributed to charities that offer relief services, welfare, equipment, food and other necessities.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritionals. In addition, we have an office location near Tel Aviv in Airport City. As of September 30, 2023, we had approximately 550 employees located in Israel. While we have had some disruption to our operations, at the current time, we have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. While the situation surrounding the ongoing conflict remains fluid, our operations in Israel have navigated numerous challenging situations over the years.

The prolonged continuation or escalation of this conflict may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations. The potential impacts of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers. Our Israeli manufacturing facilities and local operations account for 27% of our consolidated assets as of September 30, 2023, and 19% of our consolidated net sales, for the three months ended September 30, 2023.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the extensive research and data that confirm the safety of carbadox. In November 2023, the FDA, through CVM, provided notice of a Federal Register publication issuing a final order to revoke the approved method for detecting residues of carbadox. The FDA has also provided notice of a second Federal Register publication proposing to withdraw approval of all new animal drug applications (NADAs) providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro intends to take appropriate action and next steps to continue to defend swine producers’ ability to use Mecadox, and we will argue that we are entitled to and expect to have a full evidentiary hearing on the merits before an administrative law judge. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended September 30, 2023, were approximately $20 million. As of the date of the filing of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers. For additional information, see also “Business – Compliance with Government Regulation – United States – Carbadox”; and “Business – Compliance with Government Regulation – Global Policy and Guidance” in Item 1 of our Annual Report.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months
For the Periods Ended September 30	2023	2022	Change

	(in thousands, except per share amounts and percentages)
Net sales	$231,349	$232,521	$(1,172)	(1)%
Gross profit	67,726	68,646	(920)	(1)%
Selling, general and administrative expenses	68,452	54,962	13,490	25%
Operating (loss) income	(726)	13,684	(14,410)	*
Interest expense, net	4,564	3,067	1,497	49%
Foreign currency losses, net	6,689	5,200	1,489	*
(Loss) income before income taxes	(11,979)	5,417	(17,396)	*
(Benefit) provision for income taxes	(3,964)	1,561	(5,525)	*
Net (loss) income	$(8,015)	$3,856	$(11,871)	*

Net (loss) income per share
Basic	$(0.20)	$0.10	$(0.30)	*
Diluted	$(0.20)	$0.10	$(0.30)	*

Weighted average number of shares outstanding
Basic	40,504	40,504
Diluted	40,504	40,504

Ratio to net sales
Gross profit	29.3%	29.5%
Selling, general and administrative expenses	29.6%	23.6%
Operating (loss) income	(0.3)%	5.9%
(Loss) income before income taxes	(5.2)%	2.3%
Net (loss) income	(3.5)%	1.7%
Effective tax rate	33.1%	28.8%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net (loss) income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2023	2022	Change

Net sales	(in thousands, except percentages)
MFAs and other	$94,104	$92,790	$1,314	1%
Nutritional specialties	40,210	39,054	1,156	3%
Vaccines	26,216	23,015	3,201	14%
Animal Health	160,530	154,859	5,671	4%
Mineral Nutrition	56,026	59,646	(3,620)	(6)%
Performance Products	14,793	18,016	(3,223)	(18)%
Total	$231,349	$232,521	$(1,172)	(1)%

Adjusted EBITDA
Animal Health	$28,494	$26,964	$1,530	6%
Mineral Nutrition	2,881	5,297	(2,416)	(46)%
Performance Products	1,409	2,364	(955)	(40)%
Corporate	(14,133)	(12,491)	(1,642)	13%
Total	$18,651	$22,134	$(3,483)	(16)%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	17.7%	17.4%
Mineral Nutrition	5.1%	8.9%
Performance Products	9.5%	13.1%
Corporate (1)	(6.1)%	(5.4)%
Total (1)	8.1%	9.5%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net (loss) income, as reported under GAAP, to Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2023	2022	Change

	(in thousands, except percentages)
Net (loss) income	$(8,015)	$3,856	$(11,871)	*
Interest expense, net	4,564	3,067	1,497	49%
(Benefit) provision for income taxes	(3,964)	1,561	(5,525)	*
Depreciation and amortization	8,871	8,450	421	5%
EBITDA	1,456	16,934	(15,478)	(91)%
Pension settlement cost	10,425	—	10,425	*
Stock-based compensation	81	—	81	*
Foreign currency losses, net	6,689	5,200	1,489	*
Adjusted EBITDA	$18,651	$22,134	$(3,483)	(16)%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Adjusted net (loss) income

We report adjusted net (loss) income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures.”

A reconciliation of net (loss) income, as reported under GAAP, to adjusted net income:

	Three Months
For the Periods Ended September 30	2023	2022	Change

	(in thousands, except per share amounts and percentages)
Net (loss) income	$(8,015)	$3,856	$(11,871)	*
Acquisition-related intangible amortization (1)	1,673	1,657	16	1%
Acquisition-related intangible amortization (2)	766	739	27	4%
Pension settlement cost (2)	10,425	—	10,425	*
Stock-based compensation (2)	81	—	81	*
Foreign currency losses, net (3)	6,689	5,200	1,489	29%
Adjustments to income taxes (4)	(6,079)	(3,126)	(2,953)	*
Adjusted net income	$5,540	$8,326	$(2,786)	(33)%

Statement of Operations Line Items - adjusted
Adjusted cost of goods sold (1)	$161,950	$162,218	$(268)	(0)%
Adjusted gross profit	69,399	70,303	(904)	(1)%
Adjusted selling, general and administrative (2)	57,180	54,223	2,957	5%
Adjusted interest expense, net	4,564	3,067	1,497	49%
Adjusted income before income taxes	7,655	13,013	(5,358)	(41)%
Adjusted provision for income taxes (4)	2,115	4,687	(2,572)	(55)%
Adjusted net income	$5,540	$8,326	$(2,786)	(33)%

Adjusted net income per share
diluted	$0.14	$0.21	$(0.07)	(33)%

Weighted average common shares outstanding
diluted	40,504	40,504

Ratio to net sales
Adjusted gross profit	30.0%	30.2%
Adjusted selling, general and administrative	24.7%	23.3%
Adjusted (loss) income before income taxes	3.3%	5.6%
Adjusted net (loss) income	2.4%	3.6%
Adjusted effective tax rate	27.6%	36.0%

Certain amounts and percentages may reflect rounding adjustments.

* Calculation not meaningful

(1) Adjusted cost of goods sold excludes acquisition-related intangible amortization

(2) Adjusted selling, general and administrative excludes acquisition-related intangible amortization, pension settlement cost and stock-based compensation

(3) Foreign currency losses, net are excluded from adjusted net income

(4) Adjusted provision for income taxes excludes the income tax effect of pre-tax income adjustments and certain income tax items

Comparison of three months ended September 30, 2023 and 2022

Net sales

Net sales of $231.3 million for the three months ended September 30, 2023, decreased $1.2 million, or 1%, as compared to the three months ended September 30, 2022. Animal Health increased $5.7 million, while Mineral Nutrition and Performance Products decreased $3.6 million and $3.2 million, respectively.

Animal Health

Net sales of $160.5 million for the three months ended September 30, 2023, increased $5.7 million, or 4%. Net sales of MFAs and other increased $1.3 million, or 1%, primarily driven by increased sales of processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products increased $1.2 million, or 3%, with increased volumes in poultry customers, primarily domestic. Net sales of vaccines increased $3.2 million, or 14%, due to poultry product introductions in Latin America and growth in the U.S. swine sector, partially offset by timing of deliveries in other international regions.

Mineral Nutrition

Net sales of $56.0 million for the three months ended September 30, 2023, decreased $3.6 million, or 6%, due to declines in the average selling prices and reduced volumes due to reduced demand.

Performance Products

Net sales of $14.8 million for the three months ended September 30, 2023, decreased $3.2 million, or 18%, as a result of lower demand for the ingredients used in personal care products.

Gross profit

Gross profit of $67.7 million for the three months ended September 30, 2023, decreased $0.9 million, or 1%, as compared to the three months ended September 30, 2022. Gross margin decreased to 29.3% of net sales for the three months ended September 30, 2023, as compared to 29.5% for the three months ended September 30, 2022.

Animal Health gross profit increased $2.4 million, primarily driven by higher sales volume. Mineral Nutrition gross profit decreased $2.3 million, driven by lower sales and higher costs. Performance Products gross profit decreased $1.1 million as a result of lower sales volumes of ingredients for personal care products, along with increased costs for these products.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $68.5 million for the three months ended September 30, 2023, increased $13.5 million, or 25%, as compared to the three months ended September 30, 2022. SG&A for the three months ended September 30, 2023, included $10.4 million of pension settlement cost and $0.1 million of stock-based compensation. Excluding these items, SG&A increased $3.0 million.

Animal Health SG&A increased $1.3 million, primarily due to an increase in employee and employee-related costs. Mineral Nutrition increased $0.2 million, while Performance Products decreased $0.1 million. Corporate costs increased by $1.6 million, due to strategic investments and employee-related costs.

Interest expense, net

Interest expense, net of $4.6 million for the three months ended September 30, 2023, increased by $1.5 million, as compared to the three months ended September 30, 2022, as a result of the increased debt with the issuance of 2023 Incremental Term Loan and the higher variable interest rates.

Foreign currency losses, net

Foreign currency losses, net for the three months ended September 30, 2023, were $6.7 million, as compared to $5.2 million of net losses for the three months ended September 30, 2022. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar, primarily in Argentina and Brazil.

(Benefit) provision for income taxes

The benefit for income taxes was $4.0 million for the three months ended September 30, 2023, compared to the provision for income taxes of $1.6 million for the three months ended September 30, 2022. The effective income tax rate was 33.1% and 28.8% for the three months ended September 30, 2023 and 2022, respectively. The benefit for income taxes during the three months ended September 30, 2023, included (i) a $1.2 million benefit related to the determination of whether a foreign tax is eligible for a U.S. foreign tax credit related to our fiscal year 2023, based on IRS guidance provided subsequent to our fiscal year-end and (ii) a $0.2 million expense from changes in uncertain tax positions related to prior years. The provision for income taxes for the three months ended September 30, 2022, included (i) a $0.9 million benefit related to exchange rate differences on intercompany dividends and (ii) a $0.2 million expense from changes in uncertain tax positions related to prior years. The effective income tax rate, without these items, would have been 24.8 % and 42.8% for the three months ended September 30, 2023 and 2022, respectively.

Net (loss) income

Net loss of $8.0 million for the three months ended September 30, 2023, represented a decrease of $11.9 million compared to net income of $3.9 million for the three months ended September 30, 2022. Operating loss resulted in a decrease of $14.4 million, driven mostly by higher SG&A, which included the $10.4 million pension settlement cost. Interest expense, net increased $1.5 million due to the issuance of new debt and higher variable interest rates. Foreign currency losses, net also increased by $1.5 million. Income tax expense decreased by $5.5 million.

Adjusted EBITDA

Adjusted EBITDA of $18.7 million for the three months ended September 30, 2023, decreased $3.5 million, as compared to the three months ended September 30, 2022. Animal Health Adjusted EBITDA increased $1.5 million due to higher gross profit, partially offset by increased SG&A. Mineral Nutrition Adjusted EBITDA decreased $2.4 million, due to lower sales. Performance Products Adjusted EBITDA decreased $1.0 million due to lower sales and gross profit. Corporate expenses increased $1.6 million, due to increased strategic investments and employee-related costs.

Adjusted provision for income taxes

The adjusted effective income tax rates for the three months ended September 30, 2023 and 2022, were 27.6% and 36.0%, respectively. The improvement in our adjusted effective income tax rate was driven by a favorable mix of international earnings and the benefit of recently implemented tax savings strategies.

Adjusted net income

Adjusted net income of $5.5 million for the three months ended September 30, 2023, decreased $2.8 million, or 33.0%, as compared to the prior year. The decrease was driven by lower gross profit, higher SG&A expenses and higher interest expense, partially offset by a lower tax provision. The lower gross profit results from lower sales. SG&A expenses increased due to strategic investments and increased employee-related costs.

Adjusted diluted earnings per share

Adjusted diluted earnings per share was $0.14 for the quarter, a decrease of $0.07, or 33.0% as compared to the adjusted diluted earnings per share of $0.21 in the prior year.

Analysis of financial condition, liquidity and capital resources

Net increase in cash and cash equivalents was:

	Three Months
For the Periods Ended September 30	2023	2022	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$16,199	$(10,698)	$26,897
Investing activities	(15,352)	(16,149)	797
Financing activities	1,296	29,319	(28,023)
Effect of exchange-rate changes on cash and cash equivalents	(271)	(440)	169
Net increase in cash and cash equivalents	$1,872	$2,032	$(160)

Certain amounts may reflect rounding adjustments.

Net cash provided by operating activities was comprised of:

	Three Months
For the Periods Ended September 30	2023	2022	Change

	(in thousands)
EBITDA	$1,456	$16,934	$(15,478)
Adjustments:
Pension settlement cost	10,425	—	10,425
Stock-based compensation	81	—	81
Foreign currency losses, net	6,689	5,200	1,489
Interest paid, net	(4,304)	(2,906)	(1,398)
Income taxes paid	(4,658)	(3,802)	(856)
Changes in operating assets and liabilities and other items	6,510	(26,124)	32,634
Net cash provided (used) by operating activities	$16,199	$(10,698)	$26,897

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $16.2 million of net cash for the three months ended September 30, 2023. Cash provided by net (loss) income and non-cash items, including depreciation and amortization, was $13.1 million. Cash provided in the ordinary course of business for changes in operating assets and liabilities and other items was $3.1 million. Cash provided by receivables was $12.8 million as a result of quarterly variations in sales levels. Cash used for inventory was $5.0 million due to increased cost for raw material and production costs, forecasted future demand and internal production schedules. Other current assets used $3.3 million of cash, primarily due to prepayment of taxes. Accounts payable provided $4.6 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities used cash of $5.8 million primarily due to employee-related liabilities and payments of commissions and rebates.

Investing activities

Investing activities used $15.4 million of net cash for the three months ended September 30, 2023. Capital expenditures totaled $7.5 million as we continue to invest in expanding production capacity and productivity improvements. Net purchases and maturities of our short-term investments used $8.0 million in cash.

Financing activities

Financing activities provided $1.3 million of net cash for the three months ended September 30, 2023. Net borrowings on our 2021 Revolver provided $13.0 million in cash. We paid $6.8 million in scheduled debt maturities and insurance premium financing. We also paid $4.9 million in dividends to holders of our Class A common stock and Class B common stock.

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

Certain relevant measures of our liquidity and capital resources follow:

	September 30,	June 30,
As of	2023	2023

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$91,153	$81,281
Working capital	345,066	350,737
Ratio of current assets to current liabilities	3.33:1	3.28:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of September 30, 2023, we had $154.0 million in outstanding borrowings under the 2021 Revolver and had outstanding letters of credit and other commitments of $2.5 million, leaving $153.5 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on December 20, 2023. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of September 30, 2023, our cash and cash equivalents and short-term investments included $89.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of September 30, 2023, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

General description of non-GAAP financial measures

Adjusted EBITDA

Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to reflect the results of our operations prior to considering certain income statement elements. We have defined EBITDA as net (loss) income plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We calculate Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (c) certain items that we consider to be unusual, non-operational or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net(loss) income.

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

Despite the importance of this measure to management in goal setting and performance measurement, Adjusted EBITDA is a non-GAAP financial measure that has no standardized meaning prescribed by GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted EBITDA, unlike GAAP net (loss) income, may not be comparable to the calculation of similar measures of other companies. Adjusted EBITDA is presented to permit investors to more fully understand how management assesses performance.

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net (loss) income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We have defined adjusted net income as net (loss) income plus (i) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, (ii) amortization of acquired intangibles and other acquisition-related costs, such as accrued compensation and accrued interest, (iii) stock-based compensation, (iv) certain items that we consider to be unusual or non-recurring and (v) the income tax effect of pre-tax (loss) income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income divided by the diluted weighted average number of shares. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net (loss) income.

Adjusted net income and adjusted diluted earnings per share are non-GAAP financial measure that have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. Because of its non-standardized definition, adjusted net income and adjusted diluted earnings per share, unlike GAAP net (loss) income, may not be comparable to the calculation of similar measures of other companies. Adjusted net (loss) income and adjusted diluted earnings per share are presented to permit investors to more fully understand how management assesses performance.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended June 30, 2023 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on August 30, 2023. There have been no significant changes in our critical accounting estimates since June 30, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;

●	the potential FDA withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19; on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the ongoing armed conflicts between Russia and Ukraine and Israel and Hamas;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including the recent terrorist attack on Israel by Hamas militants and the ongoing related conflict;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;

●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy may harm our food animal product customers;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of our Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2023.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

Information required by this Item is incorporated herein by reference to “Notes to Consolidated Financial Statements—Commitments and Contingencies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in Item 1A of our Annual Report, which could materially affect our business, financial condition or future results.

There were no material changes in the Company’s risk factors from the risks disclosed in the Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.Exhibits

Exhibit 10.1

Executive Long-Term Incentive Agreement dated July 5, 2023 by and between Phibro Animal Health Corporation and Larry L. Miller (incorporated by reference to Exhibit 10.18 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 30, 2023 (File No. 001-36410)).

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

Phibro Animal Health Corporation

November 8, 2023	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

November 8, 2023	By:	/s/ Richard G. Johnson
Richard G. Johnson
Chief Financial Officer