Form 10-Q
period 2023-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2024-02-07
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 2, 2024, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
For the Periods Ended December 31	2023	2022	2023	2022

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$249,943	$244,646	$481,292	$477,167
Cost of goods sold	171,327	167,261	334,950	331,136
Gross profit	78,616	77,385	146,342	146,031
Selling, general and administrative expenses	62,915	61,541	131,367	116,503
Operating income	15,701	15,844	14,975	29,528
Interest expense, net	4,659	3,884	9,223	6,951
Foreign currency losses (gains), net	7,477	(149)	14,166	5,051
Income (loss) before income taxes	3,565	12,109	(8,414)	17,526
Provision (benefit) for income taxes	2,291	4,899	(1,673)	6,460
Net income (loss)	$1,274	$7,210	$(6,741)	$11,066

Net income (loss) per share
basic	$0.03	$0.18	$(0.17)	$0.27
diluted	$0.03	$0.18	$(0.17)	$0.27
Weighted average common shares outstanding
basic	40,504	40,504	40,504	40,504
diluted	40,504	40,504	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months		Six Months
For the Periods Ended December 31	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Net income (loss)	$1,274	$7,210	$(6,741)	$11,066
Change in fair value of derivative instruments	(4,723)	(1,536)	(6,614)	5,569
Foreign currency translation adjustment	4,418	4,271	858	128
Pension settlement recognition	249	—	10,674	—
Unrecognized net pension gains	101	192	745	368
Provision (benefit) for income taxes	1,196	337	(1,068)	(1,483)
Other comprehensive income	1,241	3,264	4,595	4,582
Comprehensive income (loss)	$2,515	$10,474	$(2,146)	$15,648

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
As of	2023	2023

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$32,970	$41,281
Short-term investments	59,523	40,000
Accounts receivable, net	150,627	163,479
Inventories, net	286,680	277,570
Other current assets	56,786	63,393
Total current assets	586,586	585,723
Property, plant and equipment, net	200,839	195,568
Intangibles, net	50,962	54,987
Goodwill	54,683	53,274
Other assets	79,638	81,845
Total assets	$972,708	$971,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$26,045	$22,295
Accounts payable	86,410	73,853
Accrued expenses and other current liabilities	75,280	79,852
Total current liabilities	187,735	176,000
Revolving credit facility	151,000	141,000
Long-term debt	297,853	311,541
Other liabilities	65,317	60,347
Total liabilities	701,905	688,888
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at December 31, 2023, and June 30, 2023; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at December 31, 2023, and June 30, 2023	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,964	135,803
Retained earnings	244,450	260,912
Accumulated other comprehensive loss	(109,615)	(114,210)
Total stockholders’ equity	270,803	282,509
Total liabilities and stockholders’ equity	$972,708	$971,397

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
For the Periods Ended December 31	2023	2022

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(6,741)	$11,066
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation and amortization	17,781	16,949
Amortization of debt issuance costs	520	326
Deferred income taxes	(6,506)	(121)
Foreign currency losses (gains), net	2,355	(875)
Acquisition-related cost of goods sold	310	—
Pension settlement cost	10,674	—
Brazil employment taxes	4,202	—
Stock-based compensation	161	—
Other	2,513	(702)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	14,316	14,839
Inventories, net	(7,546)	(29,082)
Other current assets	1,934	(7,744)
Other assets	(134)	1,035
Accounts payable	11,543	(14,614)
Accrued expenses and other liabilities	2,375	(4,264)
Net cash provided (used) by operating activities	47,757	(13,187)
INVESTING ACTIVITIES
Purchases of short-term investments	(59,523)	(10,000)
Maturities of short-term investments	40,000	17,000
Capital expenditures	(18,435)	(32,995)
Business acquisition, net of cash acquired	(3,326)	—
Other, net	1,071	36
Net cash used by investing activities	(40,213)	(25,959)
FINANCING ACTIVITIES
Revolving credit facility borrowings	93,000	197,000
Revolving credit facility repayments	(83,000)	(158,000)
Proceeds from long-term debt	—	12,000
Payments of long-term debt	(10,210)	(7,605)
Debt issuance costs	—	(640)
Payments of insurance premium financing	(3,478)	—
Dividends paid	(9,721)	(9,720)
Net cash (used) provided by financing activities	(13,409)	33,035
Effect of exchange rate changes on cash	(2,446)	285
Net decrease in cash and cash equivalents	(8,311)	(5,826)
Cash and cash equivalents at beginning of period	41,281	74,248
Cash and cash equivalents at end of period	$32,970	$68,422

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912	$(114,210)	$282,509
Comprehensive income (loss)	—	—	—	—	(8,015)	3,354	(4,661)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	81	—	—	81
As of September 30, 2023	40,503,608	$4	$—	$135,884	$248,037	$(110,856)	$273,069
Comprehensive income	—	—	—	—	1,274	1,241	2,515
Dividends declared ($0.12 per share)	—	—	—	—	(4,861)	—	(4,861)
Stock-based compensation expense	—	—	—	80	—	—	80
As of December 31, 2023	40,503,608	$4	$—	$135,964	$244,450	$(109,615)	$270,803

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442
Comprehensive income	—	—	—	—	3,856	1,318	5,174
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2022	40,503,608	$4	$—	$135,803	$246,744	$(119,795)	$262,756
Comprehensive income	—	—	—	—	7,210	3,264	10,474
Dividends declared ($0.12 per share)	—	—	—		(4,860)	—	(4,860)
As of December 31, 2022	40,503,608	$4	$—	$135,803	$249,094	$(116,531)	$268,370

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

The unaudited consolidated financial information for the three and six months ended December 31, 2023 and 2022, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission on August 30, 2023 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2023, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2023, there have been no material changes to any of the significant accounting policies contained therein.

Net Income (Loss) per Share and Weighted Average Shares

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.

Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents, resulting from the assumed vesting of performance-based restricted stock units, unless the effect would be antidilutive. No common share equivalents were included in the calculation of diluted net income (loss) per share for the three and six months ended December 31, 2023 because the performance-based criteria were not attained in the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Six Months
For the Periods Ended December 31	2023	2022	2023	2022
Net income (loss)	$1,274	$7,210	$(6,741)	$11,066

Weighted average number of shares – basic	40,504	40,504	40,504	40,504
Dilutive effect of restricted stock units	—	—	—	—
Weighted average number of shares - diluted	40,504	40,504	40,504	40,504

Net income (loss) per share
basic	$0.03	$0.18	$(0.17)	$0.27
diluted	$0.03	$0.18	$(0.17)	$0.27

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires the disclosure of significant segment expenses that are included in segment profit or loss and how the segment measures are used for decision-making. The ASU will be effective for Phibro’s fiscal year ending June 30, 2025, including retrospective disclosure for all prior periods presented, and interim periods subsequent to June 30, 2025. We are evaluating both the impact to our segment disclosures and the possibility of early adoption of the ASU.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU outlines specific categories to be provided in the rate reconciliation and requires additional information for those reconciling items that meet a quantitative threshold. The ASU requires disaggregated disclosure of federal, state and foreign income taxes paid, including disaggregation by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). The ASU also requires disaggregated disclosure of federal, state and foreign income (loss) from continuing operations before income taxes. The enhanced disclosures will be applied on a prospective basis and are required for Phibro’s fiscal year ending June 30, 2026. We are evaluating the impact of the additional income tax-related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Six Months
For the Periods Ended December 31	2023	2022	2023	2022
Animal Health
MFAs and other	$101,941	$97,179	$196,045	$189,969
Nutritional specialties	41,436	43,856	81,646	82,910
Vaccines	29,727	22,768	55,943	45,783
Total Animal Health	$173,104	$163,803	$333,634	$318,662
Mineral Nutrition	61,347	61,644	117,373	121,290
Performance Products	15,492	19,199	30,285	37,215
Total	$249,943	$244,646	$481,292	$477,167

Net Sales by Region

	Three Months		Six Months
For the Periods Ended December 31	2023	2022	2023	2022
United States	$140,482	$149,386	$271,769	$285,190
Latin America and Canada	65,183	53,820	123,886	106,066
Europe, Middle East and Africa	29,518	27,827	56,397	57,344
Asia Pacific	14,760	13,613	29,240	28,567
Total	$249,943	$244,646	$481,292	$477,167

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

Interest Expense, Net

	Three Months		Six Months
For the Periods Ended December 31	2023	2022	2023	2022
Interest expense, net
2021 Credit Facilities	$5,193	$4,252	$10,294	$7,799
2022 Term Loan	217	188	433	188
Amortization of debt issuance costs	260	179	520	326
Other	53	9	121	10
Interest expense	5,723	4,628	11,368	8,323
Interest income	(1,064)	(744)	(2,145)	(1,372)
	$4,659	$3,884	$9,223	$6,951

Depreciation and Amortization

	Three Months		Six Months
For the Periods Ended December 31	2023	2022	2023	2022
Depreciation and amortization
Depreciation of property, plant and equipment	$6,437	$6,059	$12,868	$12,110
Amortization of intangible assets	2,473	2,440	4,913	4,839
	$8,910	$8,499	$17,781	$16,949

Pension Settlement

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of our pension benefit obligation to a third-party insurance company. The annuity purchase price was $26,381 and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. We recognized a partial settlement of the pension plan, resulting from the recognition of net pension losses previously included in Accumulated other comprehensive loss. We recorded $249 and $10,674 of expense in selling, general and administrative expenses in our consolidated statement of operations during the three and six months ended December 31, 2023, respectively.

4.  Balance Sheets—Additional Information

	December 31,	June 30,
As of	2023	2023
Inventories
Raw materials	$77,042	$84,328
Work-in-process	25,066	22,350
Finished goods	184,572	170,892
	$286,680	$277,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,	June 30,
As of	2023	2023
Other assets
ROU operating lease assets	$38,159	$35,759
Deferred income taxes	14,131	8,711
Deposits	2,372	6,617
Insurance investments	6,157	6,067
Equity method investments	5,376	5,027
Derivative instruments	4,382	10,225
Debt issuance costs	1,159	1,408
Other	7,902	8,031
	$79,638	$81,845

	December 31,	June 30,
As of	2023	2023
Accrued expenses and other current liabilities
Employee related	$27,428	$29,359
Current operating lease liabilities	7,003	6,053
Commissions and rebates	5,344	5,833
Professional fees	6,329	5,032
Income and other taxes	5,763	8,663
Insurance-related	1,362	1,284
Insurance premium financing	1,159	4,769
Other	20,892	18,859
	$75,280	$79,852

	December 31,	June 30,
As of	2023	2023
Other liabilities
Long-term operating lease liabilities	$31,193	$29,077
Long-term and deferred income taxes	14,230	12,146
Supplemental retirement benefits, deferred compensation and other	6,704	6,552
U.S. pension plan	1,672	2,286
International retirement plans	4,379	4,210
Other long-term liabilities	7,139	6,076
	$65,317	$60,347

	December 31,	June 30,
As of	2023	2023
Accumulated other comprehensive loss
Derivative instruments	$17,975	$24,589
Foreign currency translation adjustment	(114,204)	(115,062)
Unrecognized net pension losses	(12,577)	(23,996)
Income tax (provision) benefit	(809)	259
	$(109,615)	$(114,210)

5.  Debt

Term Loans and Revolving Credit Facilities

In April 2021, we entered into an amended and restated credit agreement (the “2021 Credit Agreement”) under which we had a term A loan in an aggregate initial principal amount of $300,000 (the “2021 Term A Loan”) and a revolving credit facility under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2021 Term A Loan and the 2023 Incremental Term Loan are repayable in quarterly installments, with the balances payable at maturity. The 2021 Revolver contains a letter of credit facility. The interest rate per annum applicable to the 2021 Revolver and the 2021 Term A Loan is based on a fluctuating rate of interest plus an applicable rate equal to 1.50%, 1.75%, 2.00% or 2.25%, in the case of adjusted SOFR rate loans and 0.50%, 0.75%, 1.00% or 1.25%, in the case of base rate loans. The interest rate per annum applicable to the 2023 Incremental Term Loan is based on a fluctuating rate of interest plus an applicable rate equal to 2.00%, 2.25%, 2.50% or 2.75%, in the case of adjusted SOFR rate loans and 1.00%, 1.25%, 1.50% or 1.75%, in the case of base rate loans. The applicable rates are based on the First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement, as amended). The 2021 Credit Facilities mature in April 2026.

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 (or, specifically with respect to the test periods ending December 31, 2023, March 31, 2024, and June 30, 2024, a maximum of 4.25:1.00); and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of December 31, 2023, we were in compliance with the financial covenants.

As of December 31, 2023, we had $151,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,479, leaving $156,521 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Six Months
	December 31,	June 30,	Ended December 31
	2023	2023	2023	2022
2021 Revolver	6.14%	6.09%	6.19%	4.57%
2021 Term A Loan	2.36%	2.36%	2.36%	2.37%
2023 Incremental Term Loan	7.73%	7.44%	7.62%	—
2022 Term Loan	7.46%	7.25%	7.39%	5.74%

Interest rates as of the balance sheet dates are based on rates in effect as of those dates, including SOFR fluctuating rates of interest, applicable rates and the interest rate swap agreement.

We are a party to an interest rate swap agreement on $300,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt to a fixed rate of 0.61% through June 2025. We designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 9 — Derivatives.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Debt

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The 2022 Term Loan matures in September 2027. The interest rate per annum applicable to the 2022 Term Loan is based on a fluctuating rate of interest, at the Company’s election from time to time, equal to either (i) one-month adjusted SOFR plus 2.00%, or (ii) a base rate determined by reference to the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.50%. The 2022 Term Loan is repayable in monthly installments of $35, with the balance payable at maturity.

Maturities of Long-Term Debt

	December 31,	June 30,
As of	2023	2023
2021 Term A Loan due April 2026	$266,250	$273,750
2023 Incremental Term Loan due April 2026	47,500	50,000
2022 Term Loan due September 2027	11,475	11,685
	325,225	335,435
Unamortized debt issuance costs	(1,327)	(1,599)
	323,898	333,836
Less: current maturities	(26,045)	(22,295)
	$297,853	$311,541

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $378 and $397 during the three months ended December 31, 2023 and 2022, and $817 and $1,177 during the six months ended December 31, 2023 and 2022, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total grant date fair value of the RSUs was $1,284, equivalent to $4.28 per share. We will recognize the total grant date fair value of the RSUs as stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense related to the RSUs was $80 and $161 for the three and six months ended December 31, 2023, respectively. We expect stock-based compensation expense related to the RSUs will be $321 in each of the years ending June 30, 2024, 2025, 2026 and 2027.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, including the remaining liability for the OPOG lawsuit described in the preceding paragraph, to be approximately $8,475 and $8,505 at December 31, 2023 and June 30, 2023, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are a party to an interest rate swap agreement on $300,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt to a fixed rate of 0.61% through June 2025. We designated the interest rate swap as a highly effective cash flow hedge.

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

	December 31,	June 30,
As of	2023	2023
Other current assets
Foreign currency option contracts, net	$1,422	$333
Interest rate swap	12,349	14,031
Other assets
Interest rate swap	4,382	10,225
Total Fair Value
Foreign currency option contracts, net	1,422	333
Interest rate swap	16,731	24,256

Notional amounts of the derivatives as of the balance sheet date were:

	December 31,
As of	2023
Interest rate swap		$300,000
Brazil Real-USD call options	R$	36,000
Brazil Real-USD put options	R$	(36,000)
USD-Israel shekel call options		$(18,656)
USD-Israel shekel put options		$18,656

The consolidated statements of operations and statements of comprehensive income for the periods ended December 31, 2023 and 2022 included the effects of derivatives as follows:

	Three Months		Six Months
For the Periods Ended December 31	2023	2022	2023	2022
Foreign currency option contracts, net
(Income) expense recorded in consolidated statements of operations	$(390)	$355	$(571)	$792
Consolidated statement of operations - total cost of goods sold	$171,327	$167,261	$334,950	$331,136
Consolidated statement of operations - total selling, general and administrative expenses	$62,915	$61,541	$131,367	$116,503
(Income) expense recorded in comprehensive income (loss)	$(1,243)	$(18)	$(910)	$150
Interest rate swap
(Income) recorded in consolidated statements of operations	$(3,643)	$(2,298)	$(7,213)	$(3,508)
Consolidated statement of operations - total interest expense, net	$4,659	$3,884	$9,223	$6,951
(Income) expense recorded in comprehensive income (loss)	$5,966	$1,554	$7,524	$(5,719)

We recognize gains and losses related to certain foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of December 31, 2023, included realized net gains of $1,317 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next twelve to eighteen months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivatives

We determine the fair value of derivative instruments based upon pricing models using observable market inputs for these types of financial instruments, such as spot and forward currency exchange rates.

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

Fair Value of Assets (Liabilities)

As of	December 31, 2023			June 30, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$59,523	$—	$—	$40,000	$—	$—
Foreign currency derivatives	$—	$1,422	$—	$—	$333	$—
Interest rate swap	$—	$16,731	$—	$—	$24,256	$—

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

	Three Months		Six Months
For the Periods Ended December 31	2023	2022	2023	2022
Net sales
Animal Health	$173,104	$163,803	$333,634	$318,662
Mineral Nutrition	61,347	61,644	117,373	121,290
Performance Products	15,492	19,199	30,285	37,215
Total segments	$249,943	$244,646	$481,292	$477,167

Depreciation and amortization
Animal Health	$7,348	$6,934	$14,697	$13,845
Mineral Nutrition	660	659	1,306	1,314
Performance Products	433	453	859	895
Total segments	$8,441	$8,046	$16,862	$16,054
Adjusted EBITDA
Animal Health	$39,299	$37,059	$67,793	$64,023
Mineral Nutrition	3,507	4,399	6,388	9,696
Performance Products	817	2,292	2,226	4,656
Total segments	$43,623	$43,750	$76,407	$78,375
Reconciliation of income (loss) before income taxes to Adjusted EBITDA
Income (loss) before income taxes	$3,565	$12,109	$(8,414)	$17,526
Interest expense, net	4,659	3,884	9,223	6,951
Depreciation and amortization – Total segments	8,441	8,046	16,862	16,054
Depreciation and amortization – Corporate	469	453	919	895
Corporate costs	14,171	12,838	28,304	25,329
Acquisition-related cost of goods sold	310	—	310	—
Pension settlement cost	249	—	10,674	—
Brazil employment taxes	4,202	—	4,202	—
Stock-based compensation	80	—	161	—
Environmental remediation costs	—	6,569	—	6,569
Foreign currency losses (gains), net	7,477	(149)	14,166	5,051
Adjusted EBITDA – Total segments	$43,623	$43,750	$76,407	$78,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,	June 30,
As of	2023	2023
Identifiable assets
Animal Health	$694,383	$698,522
Mineral Nutrition	71,755	75,814
Performance Products	48,879	49,678
Total segments	815,017	824,014
Corporate	157,691	147,383
Total	$972,708	$971,397

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

Armed Conflicts

Hamas and Israel

On October 7, 2023, Hamas militants crossed into Israel from Gaza in a large-scale, surprise terrorist attack. Hamas terrorists invaded Israel, first firing rockets into the country and then carrying out attacks inflicting mass casualties with hundreds more taken hostage. In order to provide immediate assistance to the victims of the attacks and their families, we and our employees provided monetary donations that were distributed to charities that offered relief services, welfare, equipment, food and other necessities.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of December 31, 2023, we had approximately 500 employees located in Israel. While we initially had some disruption to our operations at the onset of the conflict, at the current time, we have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. While the situation surrounding the ongoing conflict remains fluid, our operations in Israel have navigated numerous challenging situations over the years.

The prolonged continuation or escalation of this conflict may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations. The potential impact of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers. Our Israeli manufacturing facilities and local operations account for 27% of our consolidated assets as of December 31, 2023, and 19% of our consolidated net sales, for the six months ended December 31, 2023.

Russia and Ukraine

In response to the armed conflict between Russia and Ukraine that began in February 2022, we and our employees provided support to Ukraine in the form of monetary donations, free products and humanitarian services. Our limited intent for the Russian market is to continue to provide medicines and vaccines, and related regulatory and technical support, to help existing customers combat disease challenges in the production of food animals on their farms. We have no production or direct distribution operations and no planned investments in Russia.

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the twelve months ended December 31, 2023, represented approximately 1% of consolidated net sales.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the extensive research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting residues of carbadox. The FDA also provided notice in the Federal Register proposing to withdraw approval of all new animal drug applications (NADAs) providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is taking the next steps to continue to defend swine producers’ ability to use Mecadox. We have formally requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended December 31, 2023 were approximately $18 million. As of the date of the filing of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers. For additional information, see also “Business — Compliance with Government Regulation — United States — Carbadox”; and “Business — Compliance with Government Regulation — Global Policy and Guidance” in Item 1 of our Annual Report.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Six Months
For the Periods Ended December 31	2023	2022	Change		2023	2022	Change

	(in thousands, except per share amounts and percentages)
Net sales	$249,943	$244,646	$5,297	2%	$481,292	$477,167	$4,125	1%
Gross profit	78,616	77,385	1,231	2%	146,342	146,031	311	0%
Selling, general and administrative expenses	62,915	61,541	1,374	2%	131,367	116,503	14,864	13%
Operating income	15,701	15,844	(143)	(1)%	14,975	29,528	(14,553)	*
Interest expense, net	4,659	3,884	775	20%	9,223	6,951	2,272	33%
Foreign currency losses (gains), net	7,477	(149)	7,626	*	14,166	5,051	9,115	*
Income (loss) before income taxes	3,565	12,109	(8,544)	(71)%	(8,414)	17,526	(25,940)	*
Provision (benefit) for income taxes	2,291	4,899	(2,608)	(53)%	(1,673)	6,460	(8,133)	*
Net income (loss)	$1,274	$7,210	$(5,936)	(82)%	$(6,741)	$11,066	$(17,807)	*

Net income (loss) per share
Basic	$0.03	$0.18	$(0.15)	(82)%	$(0.17)	$0.27	$(0.44)	*
Diluted	$0.03	$0.18	$(0.15)	(82)%	$(0.17)	$0.27	$(0.44)	*

Weighted average number of shares outstanding
Basic	40,504	40,504			40,504	40,504
Diluted	40,504	40,504			40,504	40,504

Ratio to net sales
Gross profit	31.5%	31.6%			30.4%	30.6%
Selling, general and administrative expenses	25.2%	25.2%			27.3%	24.4%
Operating income	6.3%	6.5%			3.1%	6.2%
Income (loss) before income taxes	1.4%	4.9%			(1.7)%	3.7%
Net income (loss)	0.5%	2.9%			(1.4)%	2.3%
Effective tax rate	64.3%	40.5%			19.9%	36.9%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income (loss) to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2023	2022	Change		2023	2022	Change

Net sales	(in thousands, except percentages)
MFAs and other	$101,941	$97,179	$4,762	5%	$196,045	$189,969	$6,076	3%
Nutritional specialties	41,436	43,856	(2,420)	(6)%	81,646	82,910	(1,264)	(2)%
Vaccines	29,727	22,768	6,959	31%	55,943	45,783	10,160	22%
Animal Health	173,104	163,803	9,301	6%	333,634	318,662	14,972	5%
Mineral Nutrition	61,347	61,644	(297)	(0)%	117,373	121,290	(3,917)	(3)%
Performance Products	15,492	19,199	(3,707)	(19)%	30,285	37,215	(6,930)	(19)%
Total	$249,943	$244,646	$5,297	2%	$481,292	$477,167	$4,125	1%

Adjusted EBITDA
Animal Health	$39,299	$37,059	$2,240	6%	$67,793	$64,023	$3,770	6%
Mineral Nutrition	3,507	4,399	(892)	(20)%	6,388	9,696	(3,308)	(34)%
Performance Products	817	2,292	(1,475)	(64)%	2,226	4,656	(2,430)	(52)%
Corporate	(14,171)	(12,838)	(1,333)	10%	(28,304)	(25,329)	(2,975)	12%
Total	$29,452	$30,912	$(1,460)	(5)%	$48,103	$53,046	$(4,943)	(9)%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	22.7%	22.6%			20.3%	20.1%
Mineral Nutrition	5.7%	7.1%			5.4%	8.0%
Performance Products	5.3%	11.9%			7.4%	12.5%
Corporate (1)	(5.7)%	(5.2)%			(5.9)%	(5.3)%
Total (1)	11.8%	12.6%			10.0%	11.1%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income (loss), as reported under GAAP, to Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2023	2022	Change		2023	2022	Change

	(in thousands, except percentages)
Net income (loss)	$1,274	$7,210	$(5,936)	(82)%	$(6,741)	$11,066	$(17,807)	*
Interest expense, net	4,659	3,884	775	20%	9,223	6,951	2,272	33%
Provision (benefit) for income taxes	2,291	4,899	(2,608)	(53)%	(1,673)	6,460	(8,133)	*
Depreciation and amortization	8,910	8,499	411	5%	17,781	16,949	832	5%
EBITDA	17,134	24,492	(7,358)	(30)%	18,590	41,426	(22,836)	(55)%
Acquisition-related cost of goods sold	310	—	310	*	310	—	310	*
Pension settlement cost	249	—	249	*	10,674	—	10,674	*
Brazil employment taxes	4,202	—	4,202	*	4,202	—	4,202	*
Stock-based compensation	80	—	80	*	161	—	161	*
Environmental remediation costs	—	6,569	(6,569)	*	—	6,569	(6,569)	*
Foreign currency losses (gains), net	7,477	(149)	7,626	*	14,166	5,051	9,115	*
Adjusted EBITDA	$29,452	$30,912	$(1,460)	(5)%	$48,103	$53,046	$(4,943)	(9)%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Adjusted net income

We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures.” The table below sets forth a reconciliation of net income (loss), as reported under GAAP, to adjusted net income:

	Three Months				Six Months
For the Periods Ended December 31	2023	2022	Change		2023	2022	Change

	(in thousands, except per share amounts and percentages)
Net income (loss)	$1,274	$7,210	$(5,936)	(82)%	$(6,741)	$11,066	$(17,807)	*
Acquisition-related intangible amortization (1)	1,670	1,657	13	1%	3,344	3,314	30	1%
Acquisition-related intangible amortization (2)	803	781	22	3%	1,569	1,520	49	3%
Acquisition-related cost of goods sold (1)	310	—	310	*	310	—	310	*
Pension settlement cost (2)	249	—	249	*	10,674	—	10,674	*
Brazil employment taxes (2)	4,202	—	4,202	*	4,202	—	4,202	*
Stock-based compensation (2)	80	—	80	*	161	—	161	*
Environmental remediation costs (2)	—	6,569	(6,569)	*	—	6,569	(6,569)	*
Foreign currency losses (gains), net (3)	7,477	(149)	7,626	*	14,166	5,051	9,115	*
Adjustments to income taxes (4)	(2,606)	(2,284)	(322)	*	(8,686)	(5,409)	(3,277)	*
Adjusted net income	$13,459	$13,784	$(325)	(2)%	$18,999	$22,111	$(3,112)	(14)%

Statement of Operations Line Items - adjusted
Adjusted cost of goods sold (1)	$169,346	$165,604	$3,742	2%	$331,296	$327,822	$3,474	1%
Adjusted gross profit	80,596	79,042	1,554	2%	149,996	149,345	651	0%
Adjusted selling, general and administrative (2)	57,582	54,191	3,391	6%	114,761	108,414	6,347	6%
Adjusted interest expense, net	4,659	3,884	775	20%	9,223	6,951	2,272	33%
Adjusted income before income taxes	18,356	20,967	(2,611)	(12)%	26,012	33,980	(7,968)	(23)%
Adjusted provision for income taxes (4)	4,897	7,183	(2,286)	(32)%	7,013	11,869	(4,856)	(41)%
Adjusted net income	$13,459	$13,784	$(325)	(2)%	$18,999	$22,111	$(3,112)	(14)%

Adjusted net income per share
diluted	$0.33	$0.34	$(0.01)	(2)%	$0.47	$0.55	$(0.08)	(14)%

Weighted average common shares outstanding
diluted	40,504	40,504			40,504	40,504

Ratio to net sales
Adjusted gross profit	32.2%	32.3%			31.2%	31.3%
Adjusted selling, general and administrative	23.0%	22.2%			23.8%	22.7%
Adjusted income (loss) before income taxes	7.3%	8.6%			5.4%	7.1%
Adjusted net income (loss)	5.4%	5.6%			3.9%	4.6%
Adjusted effective tax rate	26.7%	34.3%			27.0%	34.9%

Certain amounts and percentages may reflect rounding adjustments.

* Calculation not meaningful

(1) Adjusted cost of goods sold excludes acquisition-related intangible amortization and acquisition-related cost of goods sold

(2) Adjusted selling, general and administrative excludes acquisition-related intangible amortization, pension settlement cost, Brazil employment taxes, stock-based compensation and environmental remediation costs

(3) Foreign currency losses (gains), net are excluded from adjusted net income

(4) Adjusted provision for income taxes excludes the income tax effect of pre-tax income adjustments and certain income tax items

Comparison of three months ended December 31, 2023 and 2022

Net sales

Net sales of $249.9 million for the three months ended December 31, 2023, increased $5.3 million, or 2%, as compared to the three months ended December 31, 2022. Animal Health increased $9.3 million. Mineral Nutrition and Performance Products decreased $0.3 million and $3.7 million, respectively.

Animal Health

Net sales of $173.1 million for the three months ended December 31, 2023, increased $9.3 million, or 6%. Net sales of MFAs and other increased $4.8 million, or 5%, due to increased demand for our MFAs in international regions and for our processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products decreased $2.4 million, or 6%, mostly due to lower domestic dairy demand. Net sales of vaccines increased $7.0 million, or 31%, primarily due to poultry product introductions in Latin America, plus an increase in domestic demand.

Mineral Nutrition

Net sales of $61.3 million for the three months ended December 31, 2023, decreased $0.3 million, or less than 1%, primarily due to declines in average selling prices and some reduction in sales volume.

Performance Products

Net sales of $15.5 million for the three months ended December 31, 2023, decreased $3.7 million, or 19%, driven by decreased demand for personal care product ingredients and industrial chemicals.

Gross profit

Gross profit of $78.6 million for the three months ended December 31, 2023, increased $1.2 million, or 2%, as compared to the three months ended December 31, 2022. Gross margin decreased 10 basis points to 31.5% of net sales for the three months ended December 31, 2023, as compared to 31.6% for the three months ended December 31, 2022, due to decreased sales and unfavorable product mix in Mineral Nutrition and Performance Products.

Animal Health gross profit increased $4.1 million, primarily driven by higher sales volume and favorable product mix. Mineral Nutrition gross profit decreased $1.0 million, driven by lower sales volume and an increase in raw material costs. Performance Products gross profit decreased $1.6 million as a result of lower product demand and an increase in raw material costs. Acquisition-related cost of goods sold reduced gross profit by $0.3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $62.9 million for the three months ended December 31, 2023, increased $1.4 million, or 2%, as compared to the three months ended December 31, 2022. SG&A for the three months ended December 31, 2023, included a $4.2 million cost for an unfavorable litigation result related to Brazil employment taxes paid from January 2013 through December 2015, an additional $0.3 million true-up to the pension settlement cost and $0.1 million for stock-based compensation. SG&A for the three months ended December 31, 2022, included $6.6 million of environmental remediation costs. Excluding these items, SG&A increased $3.4 million, or 6%.

Animal Health SG&A increased $2.3 million, primarily due to an increase in employee-related costs to support increased demand in Latin America and Asia Pacific. Mineral Nutrition and Performance Products SG&A was comparable to the prior year. Corporate costs increased by $1.4 million, driven by the planned increase in strategic investments.

Interest expense, net

Interest expense, net of $4.7 million for the three months ended December 31, 2023, increased by $0.8 million, as compared to the three months ended December 31, 2022, as a result of higher variable interest rates and slightly increased debt levels.

Foreign currency losses (gains), net

Foreign currency losses, net for the three months ended December 31, 2023, were $7.5 million, as compared to $(0.1) million of net gains for the three months ended December 31, 2022. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar, including a major devaluation in Argentina.

Provision for income taxes

The provision for income taxes was $2.3 million and $4.9 million for the three months ended December 31, 2023 and 2022, respectively. The effective income tax rates were 64.3% and 40.5% for the three months ended December 31, 2023 and 2022, respectively. The effective income tax rate for the three months ended December 31, 2023, increased due to an unfavorable mix of pre-tax income and related tax provisions in the various jurisdictions where we have operations and the relatively greater effect of certain items such as Global Intangible Low-Taxed Income (“GILTI”) on reduced pre-tax income.

Net income

Net income of $1.3 million for the three months ended December 31, 2023, decreased $5.9 million, as compared to net income of $7.2 million for the three months ended December 31, 2022. Operating income decreased $0.1 million, driven by higher SG&A, offset by favorable gross profit. Gross profit increased as a result of higher product demand in the Animal Health segment. SG&A included a $4.2 million cost for an unfavorable litigation result related to Brazil employment taxes paid from January 2013 through December 2015. Interest expense, net increased $0.8 million and foreign currency exchange resulted in increased losses of $7.6 million. Income tax expense increased by $2.6 million.

Adjusted EBITDA

Adjusted EBITDA of $29.5 million for the three months ended December 31, 2023, decreased $1.5 million, or 5%, as compared to the three months ended December 31, 2022. Animal Health Adjusted EBITDA increased $2.2 million due to gross profit from increased sales, partially offset by higher SG&A. Mineral Nutrition Adjusted EBITDA decreased $0.9 million, driven by lower gross profit. Performance Products Adjusted EBITDA decreased $1.5 million due to lower product demand and unfavorable product mix. Corporate expenses increased $1.3 million, driven by increased strategic investments.

Adjusted provision for income taxes

The adjusted provision for income taxes was $4.9 million and $7.2 million for the three months ended December 31, 2023 and 2022, respectively. The adjusted effective income tax rates were 26.7% and 34.3% for the three months ended December 31, 2023 and 2022, respectively. The improvement in our adjusted effective income tax rate for the three months ended December 31, 2023, was driven by a favorable mix of pre-tax income and the benefit of recently implemented global tax structuring.

Adjusted net income

Adjusted net income of $13.5 million for the three months ended December 31, 2023, decreased $0.3 million, or 2%, as compared to the prior year. Increased adjusted gross profit, driven by sales growth, was offset by higher adjusted SG&A and higher adjusted interest expense, net, with a partial benefit from a reduced adjusted provision for income taxes. Adjusted SG&A increased due to strategic investments and increased employee-related costs and adjusted interest expense, net, increased due to higher variable interest rates.

Adjusted diluted earnings per share

Adjusted diluted earnings per share was $0.33 for the quarter, a decrease of $0.01, or 2% as compared to the adjusted diluted earnings per share of $0.34 in the prior year.

Comparison of six months ended December 31, 2023 and 2022

Net sales

Net sales of $481.3 million for the six months ended December 31, 2023, increased $4.1 million, or 1%, as compared to the six months ended December 31, 2022. Animal Health sales increased $15.0 million. Mineral Nutrition and Performance Products sales decreased $3.9 million and $6.9 million, respectively.

Animal Health

Net sales of $333.6 million for the six months ended December 31, 2023, increased $15.0 million, or 5%. Net sales of MFAs and other increased $6.1 million, or 3%, due to higher demand for processing aids used in the ethanol fermentation industry and for our MFAs in Latin America. Net sales of nutritional specialty products decreased $1.3 million, or 2%, driven by lower domestic dairy demand, partially offset by international poultry demand. Net sales of vaccines increased $10.2 million, or 22%, due primarily to poultry product introductions in Latin America, plus an increase in domestic demand.

Mineral Nutrition

Net sales of $117.4 million for the six months ended December 31, 2023, decreased $3.9 million, or 3%, driven by lower average selling prices and a reduction in sales volume.

Performance Products

Net sales of $30.3 million for the six months ended December 31, 2023, decreased $6.9 million, or 19%, driven by decreased demand for personal care product ingredients and industrial chemicals.

Gross profit

Gross profit of $146.3 million for the six months ended December 31, 2023, increased $0.3 million, as compared to the six months ended December 31, 2022. Gross margin decreased 20 basis points to 30.4% of net sales for the six months ended December 31, 2023, as compared to 30.6% for the six months ended December 31, 2022 due to decreased sales and unfavorable product mix in Mineral Nutrition and Performance Products.

Animal Health gross profit increased $6.6 million as a result of higher product demand. Mineral Nutrition gross profit decreased $3.3 million, driven by lower sales volume and an increase in raw material costs. Performance Products gross profit decreased $2.7 million due to lower demand and unfavorable product mix. Acquisition-related cost of goods sold reduced gross profit by $0.3 million.

Selling, general and administrative expenses

SG&A of $131.4 million for the six months ended December 31, 2023, increased $14.9 million, or 13%, as compared to the six months ended December 31, 2022. SG&A for the six months ended December 31, 2023, included $10.7 million pension settlement costs, a $4.2 million cost for an unfavorable litigation result related to Brazil employment taxes paid from January 2013 through December 2015, and $0.2 million of stock-based compensation. SG&A for the six months ended December 31, 2022, included $6.6 million of environmental remediation costs. Excluding these items, SG&A increased $6.4 million, or 6%.

Animal Health SG&A increased $3.7 million primarily due to an increase in employee-related costs and overall inflation. Mineral Nutrition SG&A remained relatively flat. Performance Products SG&A decreased $0.3 million, with a reduction in spending. Corporate expenses increased $3.0 million due to an increase in employee-related costs and strategic investments.

Interest expense, net

Interest expense, net of $9.2 million for the six months ended December 31, 2023, increased $2.3 million, or 33%, as compared to the six months ended December 31, 2022, as a result of higher variable interest rates and increased debt levels.

Foreign currency losses, net

Foreign currency losses, net for the six months ended December 31, 2023, were $14.2 million, as compared to net losses of $5.1 million for the six months ended December 31, 2022. Current period losses were driven by fluctuations in certain currencies relative to the U.S. dollar, primarily related to a major devaluation in Argentina.

Provision for income taxes

The benefit for income taxes was $1.7 million for the six months ended December 31, 2023, and the provision for income taxes was $6.5 million for the six months ended December 31, 2022. The effective income tax rates were 19.9% and 36.9% for the six months ended December 31, 2023 and 2022, respectively. The effective income tax rate for the six months ended December 31, 2023, was unfavorably affected by the mix of pre-tax income and related tax provisions in the various jurisdictions where we have operations and the relatively greater effect of certain items such as GILTI on reduced pre-tax income. The provision for income taxes for the six months ended December 31, 2023, included (i) a $1.2 million benefit related to the determination of whether a foreign tax is eligible for a U.S. foreign tax credit related to our fiscal year 2023, based on Internal Revenue Service (“IRS”) guidance provided subsequent to our fiscal year-end, (ii) a $0.4 million benefit related to the release of certain valuation allowances on non-U.S. companies and (iii) a $0.3 million expense from changes in uncertain tax positions related to prior years. The effective income tax rate, without these discrete items, would have been 4.3% for the six months ended December 31, 2023. The provision for income taxes for the six months ended December 31, 2022, included a $0.9 million benefit related to exchange rate differences on intercompany dividends and a $0.2 million expense from changes in uncertain tax positions related to prior years. The effective income tax rate, without these items, would have been 41.0% for the six months ended December 31, 2022.

Net income

Net loss of $6.7 million for the six months ended December 31, 2023, decreased $17.8 million, as compared to net income of $11.1 million for the six months ended December 31, 2022. Operating income decreased $14.6 million driven by higher SG&A, slightly offset by higher gross profit. SG&A increased by $14.9 million due to pension settlement costs of $10.7 million and Brazil employment taxes of $4.2 million. Changes in interest expense, net and foreign currency losses resulted in a $2.3 million and $9.1 million reduction in income before income taxes, respectively. Income tax expense decreased $8.1 million.

Adjusted EBITDA

Adjusted EBITDA of $48.1 million for the six months ended December 31, 2023, decreased $4.9 million, or 9%, as compared to the six months ended December 31, 2022. Animal Health Adjusted EBITDA increased $3.8 million, resulting from higher sales and increased gross profit, partially offset by higher SG&A. Mineral Nutrition Adjusted EBITDA decreased $3.3 million, due to decreased sales and gross profit. Performance Products Adjusted EBITDA decreased $2.4 million, driven by decreased sales and gross profit. Corporate expenses increased $3.0 million due to increased employee-related costs and strategic investments.

Adjusted provision for income taxes

The adjusted provision for income taxes was $7.0 million and $11.9 million for the six months ended December 31, 2023 and 2022, respectively. The adjusted effective income tax rates for the six months ended December 31, 2023 and 2022, were 27.0% and 34.9%, respectively. The improvement in our adjusted effective income tax rate during the six months ended December 31, 2023, was driven by a favorable mix of pre-tax income and the benefit of recently implemented global tax structuring.

Adjusted net income

Adjusted net income of $19.0 million for the six months ended December 31, 2023, decreased $3.1 million, or 14.1%, as compared to the prior year. The decrease was driven by higher adjusted SG&A and higher adjusted interest expense, net, partially offset by slightly improved adjusted gross profit and a partial benefit from a reduced adjusted provision for income taxes. Adjusted SG&A increased due to strategic investments and increased employee-related costs and adjusted interest expense, net, increased due to higher variable interest rates.

Adjusted diluted earnings per share

Adjusted diluted earnings per share was $0.47 for the six months ended December 31, 2023, a decrease of $0.08, or 14%, as compared to the adjusted diluted earnings per share of $0.55 in the prior year.

Analysis of financial condition, liquidity and capital resources

Net decrease in cash and cash equivalents was:

	Six Months
For the Periods Ended December 31	2023	2022	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$47,757	$(13,187)	$60,944
Investing activities	(40,213)	(25,959)	(14,254)
Financing activities	(13,409)	33,035	(46,444)
Effect of exchange-rate changes on cash and cash equivalents	(2,446)	285	(2,731)
Net decrease in cash and cash equivalents	$(8,311)	$(5,826)	$(2,485)

Certain amounts may reflect rounding adjustments.

Net cash provided (used) by operating activities was comprised of:

	Six Months
For the Periods Ended December 31	2023	2022	Change

	(in thousands)
EBITDA	$18,590	$41,426	$(22,836)
Adjustments:
Acquisition-related cost of goods sold	310	—	310
Pension settlement cost	10,674	—	10,674
Brazil employment taxes	4,202	—	4,202
Stock-based compensation	161	—	161
Environmental remediation costs	—	6,569	(6,569)
Foreign currency losses, net	14,166	5,051	9,115
Interest paid, net	(8,703)	(6,606)	(2,097)
Income taxes paid	(9,116)	(9,319)	203
Changes in operating assets and liabilities and other items	17,473	(50,308)	67,781
Net cash provided (used) by operating activities	$47,757	$(13,187)	$60,944

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $47.8 million of net cash for the six months ended December 31, 2023. Cash provided by net income (loss) and non-cash items, including depreciation and amortization, was $25.3 million. We paid $8.7 million of net interest expense and $9.1 million in income taxes, net. Cash provided in the ordinary course of business from changes in operating assets and liabilities and other items was $17.5 million. Accounts receivable provided $14.3 million of cash due to timing of sales and an improvement in days sales outstanding. Inventories used $7.5 million of cash due to increased raw material and production costs, and increased quantities on hand due to forecasted future demand and internal production schedules. Accounts payable provided $11.5 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities provided cash of $2.4 million, primarily due to timing of incurrence and payments for professional fees.

Investing activities

Investing activities used $40.2 million of net cash for the six months ended December 31, 2023. Capital expenditures totaled $18.4 million, as we continue to invest in expanding production capacity and productivity improvements. Net purchases and maturities of our short-term investments used $19.5 million in cash. We acquired a business for $3.3 million, net of cash acquired.

Financing activities

Financing activities used $13.4 million of net cash for the six months ended December 31, 2023. Net borrowings on our 2021 Revolver provided $10.0 million in cash. We paid $13.7 million in scheduled debt maturities and insurance premium financing. We paid $9.7 million in dividends to holders of our Class A common stock and Class B common stock.

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

Certain relevant measures of our liquidity and capital resources follow:

	December 31,	June 30,
As of	2023	2023

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$92,493	$81,281
Working capital	332,403	350,737
Ratio of current assets to current liabilities	3.06:1	3.28:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of December 31, 2023, we had $151.0 million in outstanding borrowings under the 2021 Revolver and outstanding letters of credit and other commitments of $2.5 million, leaving $156.5 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on March 27, 2024. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of December 31, 2023, our cash and cash equivalents and short-term investments included $89.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of December 31, 2023, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

General description of non-GAAP financial measures

Adjusted EBITDA

Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to reflect the results of our operations prior to considering certain income statement elements. We calculate EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We calculate Adjusted EBITDA as EBITDA plus (a) (income) loss from, and disposal of, discontinued operations, (b) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (c) certain items that we consider to be unusual, non-operational or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income.

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

Despite the importance of this measure to management in goal setting and performance measurement, Adjusted EBITDA is a non-GAAP financial measure that has no standardized meaning prescribed by GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted EBITDA, unlike GAAP net income (loss), may not be comparable to the calculation of similar measures of other companies. Adjusted EBITDA is presented to permit investors to more fully understand how management assesses performance.

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income (loss) and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We calculate adjusted net income as net income (loss) plus (i) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, (ii) amortization of acquired intangibles and other acquisition-related costs, such as accrued compensation and accrued interest, (iii) stock-based compensation, (iv) certain items that we consider to be unusual or non-recurring and (v) the income tax effect of pre-tax income (loss) adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income divided by the diluted weighted average number of shares. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net income (loss).

Adjusted net income and adjusted diluted earnings per share are non-GAAP financial measure that have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. Because of its non-standardized definition, adjusted net income and adjusted diluted earnings per share, unlike GAAP net income (loss), may not be comparable to the calculation of similar measures of other companies. Adjusted net income (loss) and adjusted diluted earnings per share are presented to permit investors to more fully understand how management assesses performance.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended June 30, 2023, included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on August 30, 2023. There have been no significant changes in our critical accounting estimates since June 30, 2023.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2023.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.Exhibits

Exhibit 31.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phibro Animal Health Corporation

February 7, 2024	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

February 7, 2024	By:	/s/ Richard G. Johnson
Richard G. Johnson
Chief Financial Officer