Form 10-Q
period 2024-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2024-05-08
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
For the Periods Ended March 31	2024	2023	2024	2023

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$263,223	$245,673	$744,515	$722,840
Cost of goods sold	183,623	170,133	518,573	501,269
Gross profit	79,600	75,540	225,942	221,571
Selling, general and administrative expenses	59,676	56,987	191,043	173,490
Operating income	19,924	18,553	34,899	48,081
Interest expense, net	4,575	3,871	13,798	10,822
Foreign currency losses (gains), net	2,427	(422)	16,593	4,629
Income before income taxes	12,922	15,104	4,508	32,630
Provision for income taxes	4,517	5,062	2,844	11,522
Net income	$8,405	$10,042	$1,664	$21,108

Net income per share
basic	$0.21	$0.25	$0.04	$0.52
diluted	$0.21	$0.25	$0.04	$0.52
Weighted average common shares outstanding
basic	40,504	40,504	40,504	40,504
diluted	40,520	40,504	40,509	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
For the Periods Ended March 31	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Net income	$8,405	$10,042	$1,664	$21,108
Change in fair value of derivative instruments	(1,793)	(3,765)	(8,407)	1,804
Foreign currency translation adjustment	(3,045)	1,469	(2,187)	1,597
Pension settlement recognition	—	—	10,674	—
Unrecognized net pension gains	92	177	837	545
(Provision) benefit for income taxes	357	896	(711)	(587)
Other comprehensive income (loss)	(4,389)	(1,223)	206	3,359
Comprehensive income	$4,016	$8,819	$1,870	$24,467

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
As of	2024	2023

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$50,225	$41,281
Short-term investments	48,523	40,000
Accounts receivable, net	161,087	163,479
Inventories, net	282,289	277,570
Other current assets	55,056	63,393
Total current assets	597,180	585,723
Property, plant and equipment, net	202,061	195,568
Intangibles, net	48,239	54,987
Goodwill	54,644	53,274
Other assets	76,911	81,845
Total assets	$979,035	$971,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and other	$29,811	$22,295
Accounts payable	82,613	73,853
Accrued expenses and other current liabilities	76,648	79,852
Total current liabilities	189,072	176,000
Revolving credit facility	165,000	141,000
Long-term debt	291,008	311,541
Other liabilities	63,861	60,347
Total liabilities	708,941	688,888
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at March 31, 2024, and June 30, 2023; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at March 31, 2024, and June 30, 2023	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	136,099	135,803
Retained earnings	247,995	260,912
Accumulated other comprehensive loss	(114,004)	(114,210)
Total stockholders’ equity	270,094	282,509
Total liabilities and stockholders’ equity	$979,035	$971,397

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
For the Periods Ended March 31	2024	2023

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,664	$21,108
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	26,977	25,438
Amortization of debt issuance costs	780	514
Deferred income taxes	(6,806)	235
Foreign currency losses (gains), net	4,261	(5,024)
Acquisition-related items	1,033	—
Pension settlement cost	10,674	—
Brazil employment taxes	4,202	—
Stock-based compensation	296	—
Other	3,865	(1,201)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	3,045	14,985
Inventories, net	(5,891)	(30,458)
Other current assets	3,437	(7,481)
Other assets	624	(317)
Accounts payable	8,099	(19,718)
Accrued expenses and other liabilities	2,905	(5,009)
Net cash provided (used) by operating activities	59,165	(6,928)
INVESTING ACTIVITIES
Purchases of short-term investments	(65,523)	(40,000)
Maturities of short-term investments	57,000	17,000
Capital expenditures	(28,166)	(40,903)
Business acquisition, net of cash acquired	(3,282)	—
Other, net	888	167
Net cash used by investing activities	(39,083)	(63,736)
FINANCING ACTIVITIES
Revolving credit facility borrowings	155,000	229,000
Revolving credit facility repayments	(131,000)	(181,000)
Proceeds from long-term debt	—	12,000
Payments of long-term debt	(15,315)	(11,460)
Debt issuance costs	—	(640)
Proceeds from insurance premium financing and other short-term debt	2,694	—
Payments of insurance premium financing and other short-term debt	(5,353)	—
Dividends paid	(14,581)	(14,581)
Net cash (used) provided by financing activities	(8,555)	33,319
Effect of exchange rate changes on cash	(2,583)	335
Net increase (decrease) in cash and cash equivalents	8,944	(37,010)
Cash and cash equivalents at beginning of period	41,281	74,248
Cash and cash equivalents at end of period	$50,225	$37,238

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)		Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912		$(114,210)	$282,509
Comprehensive income (loss)	—	—	—	—	(8,015)		3,354	(4,661)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)		—	(4,860)
Stock-based compensation expense	—	—	—	81	—		—	81
As of September 30, 2023	40,503,608	$4	$—	$135,884	$248,037		$(110,856)	$273,069
Comprehensive income	—	—	—	—	1,274		1,241	2,515
Dividends declared ($0.12 per share)	—	—	—	—	(4,861)		—	(4,861)
Stock-based compensation expense	—	—	—	80	—		—	80
As of December 31, 2023	40,503,608	$4	$—	$135,964	$244,450		$(109,615)	$270,803
Comprehensive income (loss)	—	—	—	—	8,405		(4,389)	4,016
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)		—	(4,860)
Stock-based compensation expense	—	—	—	135	—	—	—	135
As of March 31, 2024	40,503,608	$4	$—	$136,099	$247,995		$(114,004)	$270,094

						Accumulated
						Other
	Shares of					Comprehensive
	Common	Common	Preferred	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442
Comprehensive income	—	—	—	—	3,856	1,318	5,174
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
As of September 30, 2022	40,503,608	$4	$—	$135,803	$246,744	$(119,795)	$262,756
Comprehensive income	—	—	—	—	7,210	3,264	10,474
Dividends declared ($0.12 per share)	—	—	—		(4,860)	—	(4,860)
As of December 31, 2022	40,503,608	$4	$—	$135,803	$249,094	$(116,531)	$268,370
Comprehensive income (loss)	—	—	—	—	10,042	(1,223)	8,819
Dividends declared ($0.12 per share)	—	—	—	—	(4,861)	—	(4,861)
As of March 31, 2023	40,503,608	$4	$—	$135,803	$254,275	$(117,754)	$272,328

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

The unaudited consolidated financial information for the three and nine months ended March 31, 2024 and 2023, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission on August 30, 2023 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2023, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2024, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents, resulting from the assumed vesting of restricted stock units, unless the effect would be antidilutive. Common share equivalents were included in the calculation of diluted net income per share for the three and nine months ended March 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2024	2023	2024	2023
Net income	$8,405	$10,042	$1,664	$21,108

Weighted average number of shares – basic	40,504	40,504	40,504	40,504
Dilutive effect of restricted stock units	16	—	5	—
Weighted average number of shares - diluted	40,520	40,504	40,509	40,504

Net income per share
basic	$0.21	$0.25	$0.04	$0.52
diluted	$0.21	$0.25	$0.04	$0.52

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU outlines specific categories to be provided in the rate reconciliation and requires additional information for those reconciling items that meet a quantitative threshold. The ASU requires disaggregated disclosure of federal, state and foreign income taxes paid, including disaggregation by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). The ASU also requires disaggregated disclosure of federal, state and foreign income from continuing operations before income taxes. The enhanced disclosures will be applied on a prospective basis and are required for Phibro’s fiscal year ending June 30, 2026. We are evaluating the impact of the additional income tax-related disclosures.

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Nine Months
For the Periods Ended March 31	2024	2023	2024	2023
Animal Health
MFAs and other	$108,216	$93,217	$304,261	$283,186
Nutritional specialties	40,194	45,016	121,840	127,926
Vaccines	32,923	26,201	88,866	71,984
Total Animal Health	$181,333	$164,434	$514,967	$483,096
Mineral Nutrition	64,228	62,922	181,601	184,212
Performance Products	17,662	18,317	47,947	55,532
Total	$263,223	$245,673	$744,515	$722,840

Net Sales by Region

	Three Months		Nine Months
For the Periods Ended March 31	2024	2023	2024	2023
United States	$159,314	$148,529	$431,083	$433,716
Latin America and Canada	53,653	53,881	177,539	159,946
Europe, Middle East and Africa	33,175	28,174	89,572	85,518
Asia Pacific	17,081	15,089	46,321	43,660
Total	$263,223	$245,673	$744,515	$722,840

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

Interest Expense, Net

	Three Months		Nine Months
For the Periods Ended March 31	2024	2023	2024	2023
Interest expense, net
2021 Credit Facilities	$5,127	$4,517	$15,421	$12,316
2022 Term Loan	215	191	648	379
Amortization of debt issuance costs	260	188	780	514
Other	43	10	164	20
Interest expense	5,645	4,906	17,013	13,229
Interest income	(1,070)	(1,035)	(3,215)	(2,407)
	$4,575	$3,871	$13,798	$10,822

Depreciation and Amortization

	Three Months		Nine Months
For the Periods Ended March 31	2024	2023	2024	2023
Depreciation and amortization
Depreciation of property, plant and equipment	$6,770	$6,067	$19,638	$18,177
Amortization of intangible assets	2,426	2,422	7,339	7,261
	$9,196	$8,489	$26,977	$25,438

Pension Settlement

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of our pension benefit obligation to a third-party insurance company. The annuity purchase price was $26,381 and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. We recognized a partial settlement of the pension plan, resulting from the recognition of net pension losses previously included in Accumulated other comprehensive loss. We recorded $10,674 of expense in selling, general and administrative expenses in our consolidated statement of operations during the nine months ended March 31, 2024.

4.  Balance Sheets—Additional Information

	March 31,	June 30,
As of	2024	2023
Inventories
Raw materials	$75,638	$84,328
Work-in-process	26,110	22,350
Finished goods	180,541	170,892
	$282,289	$277,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	June 30,
As of	2024	2023
Other assets
ROU operating lease assets	$37,100	$35,759
Deferred income taxes	14,506	8,711
Deposits	2,338	6,617
Insurance investments	6,171	6,067
Equity method investments	5,081	5,027
Derivative instruments	2,733	10,225
Debt issuance costs	1,035	1,408
Other	7,947	8,031
	$76,911	$81,845

	March 31,	June 30,
As of	2024	2023
Accrued expenses and other current liabilities
Employee related	$30,908	$29,359
Current operating lease liabilities	7,107	6,053
Commissions and rebates	5,953	5,833
Professional fees	7,581	5,032
Income and other taxes	5,294	8,663
Insurance-related	1,397	1,284
Insurance premium financing	661	4,769
Other	17,747	18,859
	$76,648	$79,852

	March 31,	June 30,
As of	2024	2023
Other liabilities
Long-term operating lease liabilities	$30,062	$29,077
Long-term and deferred income taxes	15,106	12,146
Supplemental retirement benefits, deferred compensation and other	6,768	6,552
U.S. pension plan, net	1,644	2,286
International retirement plans	3,282	4,210
Other long-term liabilities	6,999	6,076
	$63,861	$60,347

	March 31,	June 30,
As of	2024	2023
Accumulated other comprehensive loss
Derivative instruments	$16,182	$24,589
Foreign currency translation adjustment	(117,249)	(115,062)
Unrecognized net pension losses	(12,485)	(23,996)
Income tax (provision) benefit	(452)	259
	$(114,004)	$(114,210)

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

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 (or, specifically with respect to the test periods ended March 31, 2024, and ending June 30, 2024, a maximum of 4.25:1.00); and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of March 31, 2024, we were in compliance with the financial covenants.

As of March 31, 2024, we had $165,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,294, leaving $142,706 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

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

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Nine Months
	March 31,	June 30,	Ended March 31
	2024	2023	2024	2023
2021 Revolver	6.09%	6.09%	6.17%	5.07%
2021 Term A Loan	2.36%	2.36%	2.36%	2.37%
2023 Incremental Term Loan	7.69%	7.44%	7.63%	—
2022 Term Loan	7.43%	7.25%	7.41%	6.07%

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

Debt Maturities

	March 31,	June 30,
As of	2024	2023
2021 Term A Loan due April 2026	$262,500	$273,750
2023 Incremental Term Loan due April 2026	46,250	50,000
2022 Term Loan due September 2027	11,370	11,685
Other	1,891	—
	322,011	335,435
Unamortized debt issuance costs	(1,192)	(1,599)
	320,819	333,836
Less: current maturities of long-term debt and other	(29,811)	(22,295)
Long-term debt	$291,008	$311,541

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $392 and $385 during the three months ended March 31, 2024 and 2023, and $1,209 and $1,561 during the nine months ended March 31, 2024 and 2023, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

7. Stock Incentive Plan

Restricted Stock Units

Our Board of Directors has approved grants of 600,000 restricted stock units (“RSUs”) to certain officers of the Company, pursuant to the Company's 2008 Incentive Plan and the RSU award agreements. Each RSU represents the right to receive a share of our common stock upon vesting. Certain RSUs are subject to time-based vesting, and certain RSUs are subject to performance-based vesting. The time-based RSUs vest in five equal annual amounts on each anniversary of the February 2024 grant date. The performance-based RSUs vest on the fourth anniversary of the July 2023 grant and on the fifth anniversary of the February 2024 grant, subject to continuation of employment on such dates, in increments of 10% (but no less than 20%) (with linear interpolation between increments) based upon the arithmetic average of the Company’s closing stock price per share for each trading day in the 90-calendar day period ending on the vesting date (the “90-Day Average”). None of the RSUs will vest if the 90-Day Average is below $20, and 100% of the RSUs will vest if the 90-Day Average is $60 or above. In the event of a change in control of the Company, following which either (i) 100% of the shares of stock cease to be traded on a nationally recognized stock exchange and the Company is no longer listed on any such exchange or (ii) a Qualifying Termination occurs within 12 months, all unvested RSUs will immediately vest in full. All RSUs were unvested as of March 31, 2024.

We used Monte Carlo simulation models to determine the grant date fair values of the performance-based RSUs. Assumptions used by the models were based on information as of the grant date and included a risk-free rate of return, expected volatility and an expected dividend yield. The risk-free rate of return is based on U.S. treasury yields for bonds with similar maturities. Expected volatility is based on the historical volatility of the Company’s common stock. The expected dividend yield considers estimated annual dividends and the grant date share price of the underlying common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of the RSUs granted in 2024 was $5.44 per share. We recognize stock-based compensation expense for the RSUs on a straight-line basis over the vesting periods. Stock-based compensation expense for the three and nine months ended March 31, 2024, was $135 and $296, respectively. At March 31, 2024, there was $2,967 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted-average period of 4.1 years.

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

While we believe that our operations are currently in material compliance with Environmental Laws, we have, from time to time, received notices of violation from governmental authorities and have been involved in civil or criminal action for such violations. Additionally, at various sites, our subsidiaries are engaged in continuing investigation, remediation and/or monitoring efforts to address contamination associated with historic operations of the sites. We devote considerable resources to complying with Environmental Laws and managing environmental liabilities. We have developed programs to identify requirements under, and maintain compliance with Environmental Laws; however, we cannot predict with certainty the effect of increased and more stringent regulation on our operations, future capital expenditure requirements, or the cost of compliance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2023, the plaintiffs in the OPOG lawsuit and certain defendants in the OPOG lawsuit, including Phibro-Tech, signed a definitive settlement agreement that provides for a “cash-out” settlement, with contribution protection, for Phibro-Tech and its affiliates (as well as certain other defendants) releasing Phibro-Tech and its affiliates from liability for contamination of the groundwater plume affected by the Omega Chemical Site (with certain exceptions), including past and future EPA response costs that were the subject of the August 2022 pre-litigation notice letter sent by the DOJ on behalf of the EPA. As part of the settlement, Phibro-Tech also resolved all claims for indemnification and contribution between Phibro-Tech and the successor to the prior owner of the Phibro-Tech site. The definitive settlement agreement contemplates cash payments by Phibro-Tech and one of its affiliates. All cash payments have been made as of March 31, 2024. The definitive settlement agreement is subject to formal approval by the EPA, the DOJ and the district court.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites, including the remaining liability for the OPOG lawsuit described in the preceding paragraph, to be approximately $4,270 and $8,505 at March 31, 2024 and June 30, 2023, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

	March 31,	June 30,
As of	2024	2023
Other current assets
Foreign currency option contracts, net	$467	$333
Interest rate swap	13,080	14,031
Other assets
Interest rate swap	2,733	10,225
Total Fair Value
Foreign currency option contracts, net	467	333
Interest rate swap	15,813	24,256

Notional amounts of the derivatives as of the balance sheet date were:

	March 31,
As of	2024
Interest rate swap		$300,000
Brazil Real-USD call options	R$	18,000
Brazil Real-USD put options	R$	(18,000)
USD-Israel shekel call options		$(10,872)
USD-Israel shekel put options		$10,872

The consolidated statements of operations and statements of comprehensive income for the periods ended March 31, 2024 and 2023 included the effects of derivatives as follows:

	Three Months		Nine Months
For the Periods Ended March 31	2024	2023	2024	2023
Foreign currency option contracts, net
(Income) expense recorded in consolidated statements of operations	$(183)	$368	$(754)	$1,161
Consolidated statement of operations - total cost of goods sold	$183,623	$170,133	$518,573	$501,269
Consolidated statement of operations - total selling, general and administrative expenses	$59,676	$56,987	$191,043	$173,490
(Income) expense recorded in comprehensive income	$875	$(83)	$(35)	$67
Interest rate swap
(Income) recorded in consolidated statements of operations	$(3,646)	$(2,994)	$(10,859)	$(6,502)
Consolidated statement of operations - total interest expense, net	$4,575	$3,871	$13,798	$10,822
(Income) expense recorded in comprehensive income	$918	$3,848	$8,442	$(1,871)

We recognize gains and losses related to certain foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of March 31, 2024, included realized net gains of $1,426 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next 18 months.

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

Fair Value of Assets (Liabilities)

As of	March 31, 2024			June 30, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$48,523	$—	$—	$40,000	$—	$—
Foreign currency derivatives	$—	$467	$—	$—	$333	$—
Interest rate swap	$—	$15,813	$—	$—	$24,256	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate performance of our segments based on Adjusted EBITDA. We calculate Adjusted EBITDA as net income plus (a) interest expense, net, (b) provision for income taxes or less benefit for income taxes, (c) depreciation and amortization, (d) other expense or less other income as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (e) certain items that we consider to be unusual, non-operational or non-recurring.

	Three Months		Nine Months
For the Periods Ended March 31	2024	2023	2024	2023
Net sales
Animal Health	$181,333	$164,434	$514,967	$483,096
Mineral Nutrition	64,228	62,922	181,601	184,212
Performance Products	17,662	18,317	47,947	55,532
Total segments	$263,223	$245,673	$744,515	$722,840

Depreciation and amortization
Animal Health	$7,695	$6,888	$22,392	$20,733
Mineral Nutrition	601	671	1,907	1,985
Performance Products	432	453	1,291	1,348
Total segments	$8,728	$8,012	$25,590	$24,066
Adjusted EBITDA
Animal Health	$36,524	$34,217	$104,317	$98,240
Mineral Nutrition	4,665	3,859	11,053	13,555
Performance Products	2,371	2,413	4,597	7,069
Total segments	$43,560	$40,489	$119,967	$118,864
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$12,922	$15,104	$4,508	$32,630
Interest expense, net	4,575	3,871	13,798	10,822
Depreciation and amortization – Total segments	8,728	8,012	25,590	24,066
Depreciation and amortization – Corporate	468	477	1,387	1,372
Corporate costs	13,856	13,122	42,160	38,451
Acquisition-related cost of goods sold	211	—	521	—
Acquisition-related other	512	—	512	—
Pension settlement cost	—	—	10,674	—
Brazil employment taxes	—	—	4,202	—
Insurance proceeds	(274)	—	(274)	—
Stock-based compensation	135	—	296	—
Environmental remediation costs	—	325	—	6,894
Foreign currency losses (gains), net	2,427	(422)	16,593	4,629
Adjusted EBITDA – Total segments	$43,560	$40,489	$119,967	$118,864

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	June 30,
As of	2024	2023
Identifiable assets
Animal Health	$701,252	$698,522
Mineral Nutrition	69,846	75,814
Performance Products	49,275	49,678
Total segments	820,373	824,014
Corporate	158,662	147,383
Total	$979,035	$971,397

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax-related assets and certain other assets.

12. Subsequent Event – Agreement to Acquire an MFA product portfolio and related assets

In April 2024, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc. to acquire Zoetis’ medicated feed additive (MFA) product portfolio, certain water soluble products and related assets. The purchase price is $350,000 subject to certain adjustments set forth in the Purchase Agreement, payable in cash at closing. The closing of the transaction is subject to certain customary conditions.

We plan to finance the transaction with approximately $325,000 of new debt and, to the extent necessary, balance sheet cash. In connection with the Purchase Agreement, we entered into a debt commitment letter pursuant to which certain financial institutions have committed to provide a senior secured incremental first lien term loan facility in an aggregate principal amount of $325,000. The funding of the incremental first lien term loan facility is contingent on the satisfaction of certain customary conditions.

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

Agreement to acquire an MFA product portfolio and related assets

In April 2024, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc. to acquire Zoetis’ medicated feed additive (MFA) product portfolio, certain water soluble products and related assets. The purchase price is $350,000 subject to certain adjustments set forth in the Purchase Agreement, payable in cash at closing. The closing of the transaction is subject to certain customary conditions.

We plan to finance the transaction with approximately $325,000 of new debt and, to the extent necessary, balance sheet cash. In connection with the Purchase Agreement, we entered into a debt commitment letter pursuant to which certain financial institutions have committed to provide a senior secured incremental first lien term loan facility in an aggregate principal amount of $325,000. The funding of the incremental first lien term loan facility is contingent on the satisfaction of certain customary conditions.

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

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of March 31, 2024, we had approximately 500 employees located in Israel. While we initially had some disruption to our operations at the onset of the Israel-Hamas conflict, at the current time, we have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. A significant escalation of the tensions in Israel occurred on April 13, 2024, when Iran launched more than 300 drones and missiles against Israel, but we had no material disruption to our business. While the situation surrounding the ongoing conflict remains fluid, our operations in Israel have navigated numerous challenging situations over the years.

The prolonged continuation or escalation of this conflict may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations. The potential impact of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers. Our Israeli manufacturing facilities and local operations account for 28% of our consolidated assets as of March 31, 2024, and 21% of our consolidated net sales for the nine months ended March 31, 2024.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the 12 months ended March 31, 2024, represented approximately 1% of consolidated net sales.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the extensive research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting residues of carbadox. The FDA also provided notice in the Federal Register proposing to withdraw approval of all new animal drug applications (NADAs) providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is taking the next steps to continue to defend swine producers’ ability to use Mecadox. We have formally requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the 12 months ended March 31, 2024 were approximately $20.0 million. As of the date of the filing of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers. For additional information, see also “Business — Compliance with Government Regulation — United States — Carbadox”; and “Business — Compliance with Government Regulation — Global Policy and Guidance” in Item 1 of our Annual Report.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Nine Months
For the Periods Ended March 31	2024	2023	Change		2024	2023	Change

	(in thousands, except per share amounts and percentages)
Net sales	$263,223	$245,673	$17,550	7%	$744,515	$722,840	$21,675	3%
Gross profit	79,600	75,540	4,060	5%	225,942	221,571	4,371	2%
Selling, general and administrative expenses	59,676	56,987	2,689	5%	191,043	173,490	17,553	10%
Operating income	19,924	18,553	1,371	7%	34,899	48,081	(13,182)	*
Interest expense, net	4,575	3,871	704	18%	13,798	10,822	2,976	27%
Foreign currency losses (gains), net	2,427	(422)	2,849	*	16,593	4,629	11,964	*
Income before income taxes	12,922	15,104	(2,182)	(14)%	4,508	32,630	(28,122)	*
Provision for income taxes	4,517	5,062	(545)	(11)%	2,844	11,522	(8,678)	*
Net income	$8,405	$10,042	$(1,637)	(16)%	$1,664	$21,108	$(19,444)	*

Net income per share
Basic	$0.21	$0.25	$(0.04)	(16)%	$0.04	$0.52	$(0.48)	*
Diluted	$0.21	$0.25	$(0.04)	(16)%	$0.04	$0.52	$(0.48)	*

Weighted average number of shares outstanding
Basic	40,504	40,504			40,504	40,504
Diluted	40,520	40,504			40,509	40,504

Ratio to net sales
Gross profit	30.2%	30.7%			30.3%	30.7%
Selling, general and administrative expenses	22.7%	23.2%			25.7%	24.0%
Operating income	7.6%	7.6%			4.7%	6.7%
Income before income taxes	4.9%	6.1%			0.6%	4.5%
Net income	3.2%	4.1%			0.2%	2.9%
Effective tax rate	35.0%	33.5%			63.1%	35.3%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Net sales, Adjusted EBITDA and reconciliation of GAAP net income to Adjusted EBITDA

We report Net sales and Adjusted EBITDA by segment to understand the operating performance of each segment. This enables us to monitor changes in net sales, costs and other actionable operating metrics at the segment level. See “—General description of non-GAAP financial measures.”

Segment net sales and Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2024	2023	Change		2024	2023	Change

Net sales	(in thousands, except percentages)
MFAs and other	$108,216	$93,217	$14,999	16%	$304,261	$283,186	$21,075	7%
Nutritional specialties	40,194	45,016	(4,822)	(11)%	121,840	127,926	(6,086)	(5)%
Vaccines	32,923	26,201	6,722	26%	88,866	71,984	16,882	23%
Animal Health	181,333	164,434	16,899	10%	514,967	483,096	31,871	7%
Mineral Nutrition	64,228	62,922	1,306	2%	181,601	184,212	(2,611)	(1)%
Performance Products	17,662	18,317	(655)	(4)%	47,947	55,532	(7,585)	(14)%
Total	$263,223	$245,673	$17,550	7%	$744,515	$722,840	$21,675	3%

Adjusted EBITDA
Animal Health	$36,524	$34,217	$2,307	7%	$104,317	$98,240	$6,077	6%
Mineral Nutrition	4,665	3,859	806	21%	11,053	13,555	(2,502)	(18)%
Performance Products	2,371	2,413	(42)	(2)%	4,597	7,069	(2,472)	(35)%
Corporate	(13,856)	(13,122)	(734)	6%	(42,160)	(38,451)	(3,709)	10%
Total	$29,704	$27,367	$2,337	9%	$77,807	$80,413	$(2,606)	(3)%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	20.1%	20.8%			20.3%	20.3%
Mineral Nutrition	7.3%	6.1%			6.1%	7.4%
Performance Products	13.4%	13.2%			9.6%	12.7%
Corporate (1)	(5.3)%	(5.3)%			(5.7)%	(5.3)%
Total (1)	11.3%	11.1%			10.5%	11.1%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2024	2023	Change		2024	2023	Change

	(in thousands, except percentages)
Net income	$8,405	$10,042	$(1,637)	(16)%	$1,664	$21,108	$(19,444)	*
Interest expense, net	4,575	3,871	704	18%	13,798	10,822	2,976	27%
Provision for income taxes	4,517	5,062	(545)	(11)%	2,844	11,522	(8,678)	*
Depreciation and amortization	9,196	8,489	707	8%	26,977	25,438	1,539	6%
EBITDA	26,693	27,464	(771)	(3)%	45,283	68,890	(23,607)	(34)%
Acquisition-related cost of goods sold	211	—	211	*	521	—	521	*
Acquisition-related other	512	—	512	*	512	—	512	*
Pension settlement cost	—	—	—	*	10,674	—	10,674	*
Brazil employment taxes	—	—	—	*	4,202	—	4,202	*
Insurance proceeds	(274)	—	(274)	*	(274)	—	(274)	*
Stock-based compensation	135	—	135	*	296	—	296	*
Environmental remediation costs	—	325	(325)	*	—	6,894	(6,894)	*
Foreign currency losses (gains), net	2,427	(422)	2,849	*	16,593	4,629	11,964	*
Adjusted EBITDA	$29,704	$27,367	$2,337	9%	$77,807	$80,413	$(2,606)	(3)%

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Adjusted net income

We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures.” The table below sets forth a reconciliation of net income, as reported under GAAP, to adjusted net income:

	Three Months				Nine Months
For the Periods Ended March 31	2024	2023	Change		2024	2023	Change

	(in thousands, except per share amounts and percentages)
Net income	$8,405	$10,042	$(1,637)	(16)%	$1,664	$21,108	$(19,444)	*
Acquisition-related intangible amortization (1)	1,670	1,659	11	1%	5,014	4,973	41	1%
Acquisition-related intangible amortization (2)	756	761	(5)	(1)%	2,325	2,281	44	2%
Acquisition-related cost of goods sold (1)	211	—	211	*	521	—	521	*
Acquisition-related other (2)	512	—	512	*	512	—	512	*
Pension settlement cost (2)	—	—	—	*	10,674	—	10,674	*
Brazil employment taxes (2)	—	—	—	*	4,202	—	4,202	*
Insurance proceeds (2)	(274)	—	(274)	*	(274)	—	(274)	*
Stock-based compensation (2)	135	—	135	*	296	—	296	*
Environmental remediation costs (2)	—	325	(325)	*	—	6,894	(6,894)	*
Foreign currency losses (gains), net (3)	2,427	(422)	2,849	*	16,593	4,629	11,964	*
Adjustments to income taxes (4)	(1,145)	(722)	(423)	*	(9,830)	(6,131)	(3,699)	*
Adjusted net income	$12,697	$11,643	$1,054	9%	$31,697	$33,754	$(2,057)	(6)%

Statement of Operations Line Items - adjusted
Adjusted cost of goods sold (1)	$181,742	$168,474	$13,268	8%	$513,038	$496,296	$16,742	3%
Adjusted gross profit	81,481	77,199	4,282	6%	231,477	226,544	4,933	2%
Adjusted selling, general and administrative (2)	58,546	55,901	2,645	5%	173,308	164,315	8,993	5%
Adjusted interest expense, net	4,576	3,871	705	18%	13,798	10,822	2,976	27%
Adjusted income before income taxes	18,359	17,427	932	5%	44,371	51,407	(7,036)	(14)%
Adjusted provision for income taxes (4)	5,662	5,784	(122)	(2)%	12,674	17,653	(4,979)	(28)%
Adjusted net income	$12,697	$11,643	$1,054	9%	$31,697	$33,754	$(2,057)	(6)%

Adjusted net income per share
diluted	$0.31	$0.29	$0.02	9%	$0.78	$0.83	$(0.05)	(6)%

Weighted average common shares outstanding
diluted	40,520	40,504			40,509	40,504

Ratio to net sales
Adjusted gross profit	31.0%	31.4%			31.1%	31.3%
Adjusted selling, general and administrative	22.2%	22.8%			23.3%	22.7%
Adjusted income before income taxes	7.0%	7.1%			6.0%	7.1%
Adjusted net income	4.8%	4.7%			4.3%	4.7%
Adjusted effective tax rate	30.8%	33.2%			28.6%	34.3%

Certain amounts and percentages may reflect rounding adjustments.

* Calculation not meaningful

(1) Adjusted cost of goods sold excludes acquisition-related intangible amortization and acquisition-related cost of goods sold

(2) Adjusted selling, general and administrative excludes acquisition-related intangible amortization, pension settlement cost, Brazil employment taxes, acquisition-related other, insurance proceeds, stock-based compensation and environmental remediation costs

(3) Foreign currency losses (gains), net are excluded from adjusted net income

(4) Adjusted provision for income taxes excludes the income tax effect of pre-tax income adjustments and certain income tax items

Comparison of three months ended March 31, 2024 and 2023

Net sales

Net sales of $263.2 million for the three months ended March 31, 2024, increased $17.6 million, or 7%, as compared to the three months ended March 31, 2023. Animal Health and Mineral Nutrition increased $16.9 million and $1.3 million, respectively. Performance Products decreased $0.7 million.

Animal Health

Net sales of $181.3 million for the three months ended March 31, 2024, increased $16.9 million, or 10%. Net sales of MFAs and other increased $15.0 million, or 16%, due to increased demand for our MFAs in both domestic and international regions. Net sales of nutritional specialty products decreased $4.8 million, or 11%, mostly due to lower demand for microbial and dairy products. Net sales of vaccines increased $6.7 million, or 26%, primarily due to poultry product introductions in Latin America, plus an increase in both domestic and international demand.

Mineral Nutrition

Net sales of $64.2 million for the three months ended March 31, 2024, increased $1.3 million, or 2%, due to increased sales volume, partially offset by decreased average selling price.

Performance Products

Net sales of $17.7 million for the three months ended March 31, 2024, decreased $0.7 million, or 4%, due to a decrease in demand for personal care product ingredients and industrial chemicals.

Gross profit

Gross profit of $79.6 million for the three months ended March 31, 2024, increased $4.1 million, or 5%, as compared to the three months ended March 31, 2023. Gross margin decreased 50 basis points to 30.2% of net sales for the three months ended March 31, 2024, as compared to 30.7% for the three months ended March 31, 2023, due to unfavorable product mix.

Animal Health gross profit increased $3.5 million, primarily driven by higher sales volume, partially offset by unfavorable product mix. Mineral Nutrition gross profit increased $0.9 million, driven by increased sales volumes. Performance Products gross profit was comparable to the prior year’s quarter. Acquisition-related cost of goods sold reduced gross profit by $0.2 million.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $59.7 million for the three months ended March 31, 2024, increased $2.7 million, or 5%, as compared to the three months ended March 31, 2023. SG&A for the three months ended March 31, 2024, included $0.5 million in acquisition-related costs and $0.1 million of stock-based compensation, partially offset by a gain from insurance proceeds of $0.3 million. SG&A for the three months ended March 31, 2023, included $0.3 million of environmental remediation costs. Excluding these items, SG&A increased $2.6 million, or 5%.

Animal Health SG&A increased $2.0 million, primarily due to an increase in employee-related costs to support increased demand and new product launches in Latin America. Mineral Nutrition and Performance Products SG&A was comparable to the prior year. Corporate costs increased by $0.7 million, due to an increase in employee-related costs.

Interest expense, net

Interest expense, net of $4.6 million for the three months ended March 31, 2024, increased by $0.7 million, as compared to the three months ended March 31, 2023, as a result of higher variable interest rates and increased debt levels.

Foreign currency losses (gains), net

Foreign currency losses, net for the three months ended March 31, 2024, were $2.4 million, as compared to $0.4 million of net gains for the three months ended March 31, 2023. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar.

Provision for income taxes

The provision for income taxes was $4.5 million and $5.1 million for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rates were 35.0% and 33.5% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate for the three months ended March 31, 2024, increased due to the relatively greater effect of certain items such as Global Intangible Low-Taxed Income (“GILTI”) on reduced pre-tax income.

Net income

Net income of $8.4 million for the three months ended March 31, 2024, decreased $1.6 million, as compared to net income of $10.0 million for the three months ended March 31, 2023. Operating income increased $1.4 million, driven by favorable gross profit, partially offset by higher SG&A. Gross profit increased primarily as a result of higher product demand in the Animal Health segment. SG&A increased due to higher employee-related costs. Interest expense, net increased $0.7 million and foreign currency exchange resulted in increased losses of $2.8 million. This was partially offset by a $0.5 million decrease in income tax expense.

Adjusted EBITDA

Adjusted EBITDA of $29.7 million for the three months ended March 31, 2024, increased $2.3 million, or 9%, as compared to the three months ended March 31, 2023. Animal Health Adjusted EBITDA increased $2.3 million due to gross profit from increased sales, partially offset by higher SG&A. Mineral Nutrition Adjusted EBITDA increased $0.8 million, driven by higher gross profit. Performance Products Adjusted EBITDA remained relatively the same. Corporate expenses increased $0.7 million, driven by increased employee-related costs.

Adjusted provision for income taxes

The adjusted provision for income taxes was $5.7 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. The adjusted effective income tax rates were 30.8% and 33.2% for the three months ended March 31, 2024 and 2023, respectively. The improvement in our adjusted effective income tax rate for the three months ended March 31, 2024 was driven by a favorable mix of pre-tax income.

Adjusted net income

Adjusted net income of $12.7 million for the three months ended March 31, 2024, increased $1.1 million, or 9%, as compared to the prior year. Increased adjusted gross profit, driven by sales growth, was partially offset by higher adjusted SG&A and higher adjusted interest expense, net, with a partial benefit from a reduced adjusted provision for income taxes. Adjusted SG&A increased due to increased employee-related costs and adjusted interest expense, net, increased due to higher variable interest rates.

Adjusted diluted earnings per share

Adjusted diluted earnings per share was $0.31 for the quarter, an increase of $0.02, or 9% as compared to the adjusted diluted earnings per share of $0.29 in the prior year.

Comparison of nine months ended March 31, 2024 and 2023

Net sales

Net sales of $744.5 million for the nine months ended March 31, 2024, increased $21.7 million, or 3%, as compared to the nine months ended March 31, 2023. Animal Health sales increased $31.9 million. Mineral Nutrition and Performance Products sales decreased $2.6 million and $7.6 million, respectively.

Animal Health

Net sales of $515.0 million for the nine months ended March 31, 2024, increased $31.9 million, or 7%. Net sales of MFAs and other increased $21.1 million, or 7%, due to increased volumes in all regions and higher demand for processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products decreased $6.1 million, or 5%, driven by decreased demand for domestic dairy and microbial products. Net sales of vaccines increased $16.9 million, or 23%, due primarily to poultry product introductions in Latin America, plus an increase in domestic demand.

Mineral Nutrition

Net sales of $181.6 million for the nine months ended March 31, 2024, decreased $2.6 million, or 1%, driven by lower average selling prices, partially offset by an increase in sales volume.

Performance Products

Net sales of $47.9 million for the nine months ended March 31, 2024, decreased $7.6 million, or 14%, driven by decreased demand for personal care product ingredients and industrial chemicals.

Gross profit

Gross profit of $225.9 million for the nine months ended March 31, 2024, increased $4.4 million, as compared to the nine months ended March 31, 2023. Gross margin decreased 40 basis points to 30.3% of net sales for the nine months ended March 31, 2024, as compared to 30.7% for the nine months ended March 31, 2023 due to unfavorable product mix.

Animal Health gross profit increased $10.0 million as a result of higher product demand. Mineral Nutrition gross profit decreased $2.4 million, driven by lower sales volume and an increase in raw material costs. Performance Products gross profit decreased $2.7 million due to lower demand and unfavorable product mix. Acquisition-related cost of goods sold reduced gross profit by $0.5 million.

Selling, general and administrative expenses

SG&A of $191.0 million for the nine months ended March 31, 2024, increased $17.6 million, or 10%, as compared to the nine months ended March 31, 2023. SG&A for the nine months ended March 31, 2024, included $10.7 million pension settlement costs, a $4.2 million cost for an unfavorable litigation result related to Brazil employment taxes paid from January 2013 through December 2015, acquisition-related costs of $0.5 million and $0.3 million of stock-based compensation, slightly offset by a gain from insurance proceeds of $0.3 million. SG&A for the nine months ended March 31, 2023, included $6.9 million of environmental remediation costs. Excluding these items, SG&A increased $9.0 million, or 5%.

Animal Health SG&A increased $5.6 million primarily due to an increase in employee-related costs and new product launches in Brazil. Mineral Nutrition SG&A remained relatively flat. Performance Products SG&A decreased $0.3 million, with a reduction in spending. Corporate expenses increased $3.7 million due to an increase in strategic investments and employee-related costs.

Interest expense, net

Interest expense, net of $13.8 million for the nine months ended March 31, 2024, increased $3.0 million, or 27%, as compared to the nine months ended March 31, 2023, as a result of higher variable interest rates and increased debt levels, partially offset by higher returns on short-term investments.

Foreign currency losses, net

Foreign currency losses, net for the nine months ended March 31, 2024, were $16.6 million, as compared to net losses of $4.6 million for the nine months ended March 31, 2023. Current period losses were driven by fluctuations in certain currencies relative to the U.S. dollar, primarily related to a major devaluation in Argentina.

Provision for income taxes

The provision for income taxes was $2.8 million and $11.5 million for the nine months ended March 31, 2024 and 2023, respectively. The effective income tax rates were 63.1% and 35.3% for the nine months ended March 31, 2024 and 2023, respectively. The effective income tax rate for the nine months ended March 31, 2024, was unfavorably affected by the relatively greater effect of certain items such as GILTI on reduced pre-tax income. The provision for income taxes for the nine months ended March 31, 2024, included (i) a $1.2 million benefit related to the determination of whether a foreign tax is eligible for a U.S. foreign tax credit related to our fiscal year 2023, based on Internal Revenue Service (“IRS”) guidance provided subsequent to our fiscal year-end, (ii) a $0.5 million benefit related to the release of certain valuation allowances on non-U.S. companies and (iii) a $1.1 million expense from changes in uncertain tax positions related to prior years. The effective income tax rate, without these items, would have been 78.5% for the nine months ended March 31, 2024. The provision for income taxes for the nine months ended March 31, 2023, included a $0.9 million benefit related to exchange rate differences on intercompany dividends and a $0.2 million expense from changes in uncertain tax positions related to prior years. The effective income tax rate, without these items, would have been 37.5% for the nine months ended March 31, 2023.

Net income

Net income of $1.7 million for the nine months ended March 31, 2024, decreased $19.4 million, as compared to net income of $21.1 million for the nine months ended March 31, 2023. Operating income decreased $13.2 million driven by higher SG&A, slightly offset by higher gross profit. SG&A increased by $17.6 million, which included pension settlement costs of $10.7 million, Brazil employment taxes of $4.2 million, acquisition-related costs of $0.5 million and stock-based compensation of $0.3 million, slightly offset by a gain from insurance proceeds of $0.3 million. Changes in interest expense, net and foreign currency losses resulted in a $3.0 million and $12.0 million reduction in income before income taxes, respectively. This was partially offset by a $8.7 million decrease in income tax expense.

Adjusted EBITDA

Adjusted EBITDA of $77.8 million for the nine months ended March 31, 2024, decreased $2.6 million, or 3%, as compared to the nine months ended March 31, 2023. Animal Health Adjusted EBITDA increased $6.1 million, resulting from higher sales and increased gross profit, partially offset by higher SG&A. Mineral Nutrition Adjusted EBITDA decreased $2.5 million, due to decreased sales and gross profit. Performance Products Adjusted EBITDA decreased $2.5 million, driven by decreased sales and gross profit. Corporate expenses increased $3.7 million due to increased strategic investment and employee-related costs.

Adjusted provision for income taxes

The adjusted provision for income taxes was $12.7 million and $17.7 million for the nine months ended March 31, 2024 and 2023, respectively. The adjusted effective income tax rates for the nine months ended March 31, 2024 and 2023, were 28.6% and 34.3%, respectively. The improvement in our adjusted effective income tax rate during the nine months ended March 31, 2024 was primarily driven by a favorable mix of pre-tax income.

Adjusted net income

Adjusted net income of $31.7 million for the nine months ended March 31, 2024, decreased $2.1 million, or 6%, as compared to the prior year. The decrease was driven by higher adjusted SG&A and higher adjusted interest expense, partially offset by higher gross profit and a partial benefit from a reduced adjusted provision for income taxes. Adjusted SG&A increased due to increased strategic investments and employee-related costs and adjusted interest expense, net, increased due to higher variable interest rates.

Adjusted diluted earnings per share

Adjusted diluted earnings per share was $0.78 for the nine months ended March 31, 2024, a decrease of $0.05, or 6%, as compared to the adjusted diluted earnings per share of $0.83 in the prior year.

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

	Nine Months
For the Periods Ended March 31	2024	2023	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$59,165	$(6,928)	$66,093
Investing activities	(39,083)	(63,736)	24,653
Financing activities	(8,555)	33,319	(41,874)
Effect of exchange-rate changes on cash and cash equivalents	(2,583)	335	(2,918)
Net increase (decrease) in cash and cash equivalents	$8,944	$(37,010)	$45,954

Certain amounts may reflect rounding adjustments.

Net cash provided (used) by operating activities was comprised of:

	Nine Months
For the Periods Ended March 31	2024	2023	Change

	(in thousands)
EBITDA	$45,283	$68,890	$(23,607)
Adjustments:
Acquisition-related cost of goods sold	521	—	521
Acquisition-related other	512	—	512
Pension settlement cost	10,674	—	10,674
Brazil employment taxes	4,202	—	4,202
Insurance proceeds	(274)	—	(274)
Stock-based compensation	296	—	296
Environmental remediation costs	—	6,894	(6,894)
Foreign currency losses, net	16,593	4,629	11,964
Interest paid, net	(13,018)	(10,289)	(2,729)
Income taxes paid	(11,567)	(16,163)	4,596
Changes in operating assets and liabilities and other items	5,943	(60,889)	66,832
Net cash provided (used) by operating activities	$59,165	$(6,928)	$66,093

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $59.2 million of net cash for the nine months ended March 31, 2024. Cash provided by net income, adjusted for the non-cash items, including depreciation and amortization, was $46.9 million. We paid $13.0 million of net interest expense and $11.6 million in income taxes, net. Cash provided in the ordinary course of business from changes in operating assets and liabilities and other items was $5.9 million. Accounts receivable provided $3.0 million of cash due to timing of sales and an improvement in days sales outstanding. Inventories used $5.9 million of cash due to increased raw material and production costs, and increased quantities on hand due to forecasted future demand and internal production schedules. Accounts payable provided $8.1 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities provided cash of $2.9 million, primarily due to timing of incurrence and payments for professional fees.

Investing activities

Investing activities used $39.1 million of net cash for the nine months ended March 31, 2024. Capital expenditures totaled $28.2 million, as we continue to invest in expanding production capacity and productivity improvements. Net purchases and maturities of our short-term investments used $8.5 million in cash. We acquired a business for $3.3 million, net of cash acquired.

Financing activities

Financing activities used $8.6 million of net cash for the nine months ended March 31, 2024. Net borrowings on our 2021 Revolver provided $24.0 million in cash. We paid $15.3 million in scheduled long-term debt maturities. Insurance premium financing and other short-term debt provided $2.7 million of cash, while we paid $5.4 million in insurance premium financing and other short-term debt. We paid $14.6 million in dividends to holders of our Class A common stock and Class B common stock.

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under the 2021 Revolver, will be sufficient to support our ongoing cash needs. We are aware of the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next 12 months.

Our future cash is expected to be impacted by the Purchase Agreement entered with Zoetis Inc. and our intent to finance the transaction with new debt in the amount of $325.0 million. See “Notes to Consolidated Financial Statements – Subsequent Event – Agreement to Acquire an MFA product portfolio and related assets.”

We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will comply with the terms of the covenants under the 2021 Credit Facilities based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:

	March 31,	June 30,
As of	2024	2023

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$98,748	$81,281
Working capital	339,171	350,737
Ratio of current assets to current liabilities	3.13:1	3.28:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of March 31, 2024, we had $165.0 million in outstanding borrowings under the 2021 Revolver and outstanding letters of credit and other commitments of $2.3 million, leaving $142.7 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. Our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on June 26, 2024. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of March 31, 2024, our cash and cash equivalents and short-term investments included $97.8 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of March 31, 2024, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

General description of non-GAAP financial measures

Adjusted EBITDA

Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to reflect the results of our operations prior to considering certain income statement elements and to make financial and operating decisions. We calculate EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes and (iii) depreciation and amortization. We calculate Adjusted EBITDA as EBITDA plus (a) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (b) certain items that we consider to be unusual, non-operational or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income and should not be considered as a measure of liquidity.

The Adjusted EBITDA measure is an important internal measurement for us. We measure our overall performance on this basis in conjunction with other performance metrics. The following are examples of how our Adjusted EBITDA measure is utilized:

●	senior management receives a monthly analysis of our operating results that is prepared on an Adjusted EBITDA basis;
●	our annual budgets are prepared on an Adjusted EBITDA basis; and
●	other goal-setting and performance measurements are prepared on an Adjusted EBITDA basis.

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We calculate adjusted net income as net income plus (i) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency gains and losses and loss on extinguishment of debt, (ii) amortization of acquired intangibles and other acquisition-related costs, such as accrued compensation and accrued interest, (iii) stock-based compensation, (iv) certain items that we consider to be unusual or non-recurring and (v) the income tax effect of pre-tax income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income divided by the diluted weighted average number of shares. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net income.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2024.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 12, 2024, BFI Co., LLC (“BFI”) adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 528,000 shares of Class A common stock through November 15, 2024. Jack C. Bendheim, our Chairman of the Board of Directors, President and Chief Executive Officer, has sole authority to vote shares of our stock owned by BFI.

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

Phibro Animal Health Corporation

May 8, 2024	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

May 8, 2024	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer