Form 10-K
period 2024-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2024-08-28
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $234,820,329 as of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the Nasdaq Stock Market. The registrant has no non-voting common stock.

As of August 23, 2024, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders (hereinafter referred to as the “2024 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2024.

PHIBRO ANIMAL HEALTH CORPORATION

Forward-Looking Statements and Risk Factors Summary

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	the potential Food and Drug Administration (“FDA”) withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;

●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the ongoing armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including the terrorist attack on Israel by Hamas militants and the ongoing related conflict;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy may harm our food animal product customers;
●	our ability to successfully integrate acquired businesses, including the medicated feed additive product portfolio, certain water-soluble products and related assets, which we have agreed to acquire from Zoetis Inc.;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of breaches of data security and cybersecurity attacks;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A. of this Annual Report on Form 10-K.

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

Trademarks, Service Marks and Trade Names

The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: AB20®; Animate®; Aviax®; Aviax Plus®; Avi-Carb®; Banminth®; Bloat Guard®; Cellerate Yeast Solutions®; Carbigen®; Cerdimix®; Coxistac®; EASE®; Emulsigen®; Eskalin®; Gemstone®; Lactrol®; Magni-Phi®; MB-1®; Mecadox®; MicroLife® Prime; MJPRRS®; MVP adjuvants®; Neo-Terramycin®; Nicarb®; Nicarmix®; OmniGen®; Phi-Shield®; pHi-Tech®; Phivax®; Polygen®; Posistac®; Rejensa®; Rumatel®; Salmin Plus®; Stafac®; TAbic®; Tailor-Made®; Terramycin®; V.H.™; V-Max®; and Vistore®. In subsequent uses of the marks in this report, the symbols may be omitted.

PART I

Item 1.   Business

Overview

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We strive to be a trusted partner with livestock producers, farmers, veterinarians and consumers who raise and care for farm and companion animals by providing solutions to help them maintain and enhance the health of their animals. We market approximately 750 product lines in over 80 countries to approximately 4,200 customers. We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. Our products help prevent, control and treat diseases and support nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products either directly to integrated poultry, swine and cattle producers or through animal feed manufacturers, wholesalers, distributors and veterinarians.

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

We have focused our efforts in regions where the majority of livestock production is consolidated in large commercial farms. We believe we are well positioned to grow our sales with our established network of sales, marketing and distribution professionals in markets in North America, Latin America, Asia Pacific, Europe, Africa and the Middle East.

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

For discussion regarding the impact of the ongoing armed conflicts between Israel and Hamas and between Russia and Ukraine on our financial results, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Segments

We manage our business in three segments — Animal Health, Mineral Nutrition, and Performance Products — each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:

	Segments			Change				Percentage of total
For the Year Ended June 30	2024	2023	2022	2024 / 2023		2023 / 2022		2024	2023	2022

		($ in millions)
Animal Health	$706	$660	$607	$47	7%	$53	9%	69%	67%	64%
Mineral Nutrition	244	243	260	1	0%	(17)	(6)%	24%	25%	28%
Performance Products	68	75	76	(8)	(10)%	(0)	(0)%	7%	8%	8%
Total	$1,018	$978	$942	$40	4%	$36	4%

	Species			Change				Percentage of total
For the Year Ended June 30	2024	2023	2022	2024 / 2023		2023 / 2022		2024	2023	2022

		($ in millions)
Poultry	$370	$331	$319	$39	12%	$12	4%	36%	34%	34%
Dairy	161	190	186	(29)	(15)%	4	2%	16%	19%	20%
Cattle	130	128	127	2	1%	1	1%	13%	13%	13%
Swine	97	89	80	8	9%	9	11%	10%	9%	8%
Other (1)	260	240	230	20	8%	10	4%	26%	25%	24%
Total	$1,018	$978	$942	$40	4%	$36	4%

	Regions (2)			Change				Percentage of total
For the Year Ended June 30	2024	2023	2022	2024 / 2023		2023 / 2022		2024	2023	2022

		($ in millions)
United States	$585	$579	$562	$6	1%	$17	3%	57%	59%	60%
Latin America and Canada	248	220	191	28	13%	29	15%	24%	22%	20%
Europe, Middle East and Africa	122	118	122	4	4%	(5)	(4)%	12%	12%	13%
Asia Pacific	63	61	67	2	3%	(5)	(8)%	6%	6%	7%
Total	$1,018	$978	$942	$40	4%	$36	4%
(1)	Other includes sales related to: Performance Products customers; the ethanol industry; aquaculture and other animal species; adjuvants for animal vaccine manufacturers; and Mineral Nutrition other customers.
(2)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

Adjusted EBITDA by segment was:

	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2024	2023	2022	2024 / 2023		2023 / 2022		2024	2023	2022

		($ in millions)
Animal Health	$146	$136	$124	$9	7%	$12	10%	86%	84%	79%
Mineral Nutrition	16	17	24	(1)	(6)%	(7)	(28)%	10%	11%	15%
Performance Products	8	9	9	(2)	(18)%	1	7%	5%	6%	6%
Corporate	(58)	(50)	(46)	(8)	17%	(4)	10%
Total	$111	$113	$111	$(2)	(1)%	$2	2%
(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General description of non-GAAP financial measures” for description of Adjusted EBITDA.
(2)	Before unallocated corporate costs.

Certain amounts and percentages may reflect rounding adjustments.

Net identifiable assets by segment were:

	Net Identifiable Assets			Change				Percentage of total
As of June 30	2024	2023	2022	2024 / 2023		2023 / 2022		2024	2023	2022

		($ in millions)
Animal Health	$684	$699	$655	$(14)	(2)%	$44	7%	70%	72%	70%
Mineral Nutrition	67	76	87	(9)	(12)%	(12)	(13)%	7%	8%	9%
Performance Products	51	50	39	1	2%	10	26%	5%	5%	4%
Corporate	180	147	150	32	22%	(3)	(2)%	18%	15%	16%
Total	$982	$971	$932	$11	1%	$40	4%

Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

Certain amounts and percentages may reflect rounding adjustments.

Animal Health

Our Animal Health business develops, manufactures and markets about 280 product lines, including:

●	antibacterials, which inhibit the growth of pathogenic bacteria that cause infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and related products (MFAs and other);
●	nutritional specialty products, which support nutrition to help improve health and performance (nutritional specialties); and
●	vaccines, which induce an increase in antibody levels against a specific virus or bacteria, thus preventing disease due to infection with wild strains of that virus or bacteria (vaccines).

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

We continue to build our companion animal business and pipeline. Our Rejensa® joint supplement for dogs continues to gain customer acceptance. Our companion animal development pipeline includes an early-stage atopic dermatitis compound, a potential treatment for mitral heart valve disease in dogs, a pain product and two oral care products.

Animal Health net sales by product group and regions were:

	Product Groups			Change				Percentage of total
For the Year Ended June 30	2024	2023	2022	2024 / 2023		2023 / 2022		2024	2023	2022

		($ in millions)
MFAs and other	$421	$387	$362	$34	9%	$26	7%	60%	59%	60%
Nutritional specialties	165	173	157	(8)	(5)%	15	10%	23%	26%	26%
Vaccines	121	100	88	21	21%	12	13%	17%	15%	15%
Animal Health	$706	$660	$607	$47	7%	$53	9%

	Regions(1)			Change				Percentage of total
For the Year Ended June 30	2024	2023	2022	2024 / 2023		2023 / 2022		2024	2023	2022

		($ in millions)
United States	$287	$277	$248	$10	4%	$29	12%	41%	42%	41%
Latin America and Canada	238	207	175	31	15%	32	18%	34%	31%	29%
Europe, Middle East and Africa	119	116	120	3	3%	(4)	(3)%	17%	18%	20%
Asia Pacific	62	60	64	2	3%	(4)	(6)%	9%	9%	11%
Total	$706	$660	$607	$46	7%	$53	9%
(1)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

MFAs and Other

Our MFAs and other products primarily consist of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and other products primarily consist of the production and sale of antibacterials (including Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (including Nicarb®, Aviax®, Aviax Plus®, Coxistac® and amprolium). Antibacterials inhibit the growth of pathogenic bacteria that cause infections in animals, while anticoccidials inhibit growth of coccidia (parasites) that damage the intestinal tract of animals. The “MFAs and other products” product group also includes antibacterial products and other processing aids used in the ethanol fermentation industry.

Approximately 43% of our MFAs and other sales in fiscal year 2024 were to the poultry industry, with sales to swine, beef and dairy cattle and other customers accounting for the remainder. We market our MFAs and other products in all regions where we do business.

Nutritional Specialties

Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. Many of our proprietary nutritional specialty products have been developed through applied research in cooperation with private research companies or by leading universities with whom we collaborate and then further develop through commercial trials with customers. Our nutritional specialty products include the OmniGen® family of products, patented nutritional specialty products that have been shown in several studies to help maintain a cow’s healthy immune system; Animate®, an anionic nutritional specialty product that helps optimize the health and performance of the transition dairy cow; Magni-Phi®, a proprietary nutritional specialty product that has been shown to help improve intestinal health and immune response in poultry; MicroLife® Prime, a four-strain direct-fed microbial product for optimization of gut health, which leads to better pathogen control and improved performance in poultry; and, Cellerate Yeast Solutions®, a line of proprietary yeast culture products that are used to help improve digestive health, which may lead to improved animal health and performance.

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

We have developed and market approximately 50 product lines for the prevention of diseases in poultry, including vaccines to protect against Infectious Bursal Disease, Infectious Bronchitis, Newcastle Disease, Reovirus, Salmonella and Coryza.

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

We also focus on innovation to produce new antigens or new presentations of antigens, and have developed new vaccines and related technologies, such as:

●	MB-1®, a live attenuated vaccine for Infectious Bursal disease, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection at the hatchery;
●	TAbic® IBVAR206, a live attenuated virus vaccine for Infectious Bronchitis developed from a unique genotype 2 variant strain;
●	The inactivated subunit Infectious Bursal Disease Virus;
●	Salmin Plus®, the first multi-variant inactivated vaccine containing Salmonella Enteritis, Salmonella Typhimurium and Salmonella Infantis;
●	EASE® (Enhanced Antigen Surface Expression), a new bacterial growth procedure to improve the performance of our autogenous vaccines; and
●	pHi-Tech®, a portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information.

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

We completed construction of a new vaccine production facility in Guarulhos, Brazil in fiscal year 2023 and are now marketing autogenous vaccines that combat disease in swine, poultry and aquaculture for the Brazilian market.

Mineral Nutrition

Our Mineral Nutrition business manufactures and markets approximately 380 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their animals’ diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, swine and beef and dairy cattle. Volume growth in the mineral nutrition sector is primarily driven by livestock production and customer inventory levels, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary due to changes in customer buying patterns, seasonal variability and weather conditions in a particular region, which may cause animal feed consumption to fluctuate.

Performance Products

Our Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.

Our Products

Animal Health

MFAs and Other

Our MFAs and other products primarily consist of the production and sale of antibacterials (Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (Nicarb®, Aviax®, Aviax Plus®, Coxistac® and amprolium). We sell our MFAs and other products in all regions where we do business.

Antibacterials and Anticoccidials

We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals while helping to control pathogens that have a negative impact on animal health and productivity. The table below presents our core MFA products:

		Market Entry of
Product	Active Ingredient	Active Ingredient	Description
Terramycin®	oxytetracycline	1951	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	1954	Anticoccidial for poultry
Amprolium	amprolium	1960	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	1967	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	1972	Anthelmintic for livestock
Mecadox®	carbadox	1972	Antibacterial for enteric pathogens in swine including salmonellosis and swine dysentery
Stafac®/Eskalin®/V-Max®	virginiamycin	1975	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac® /Posistac®	salinomycin	1979	Anticoccidial for poultry, cattle and swine
Rumatel®	morantel tartrate	1981	Anthelmintic for livestock
Cerdimix®	oxibendazole	1982	Anthelmintic for livestock
Aviax®	semduramicin	1995	Anticoccidial for poultry
Neo-Terramycin®	oxytetracycline + neomycin	1999	Combination of two antibacterials with multiple applications for a wide number of species
Aviax Plus®/Avi-Carb®	semduramicin + nicarbazin	2010	Anticoccidial for poultry

Antibacterials are biological or chemical products used in the animal health industry to treat or to prevent bacterial diseases, thereby promoting animal health, resulting in more efficient livestock production. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent, control and treat disease in livestock, which can also lead to improved overall health of the animals, improved rate of weight gain and more efficient feed conversion. Our antibacterial products include:

●	Virginiamycin. Virginiamycin is an antibacterial marketed under the brand names Stafac® to poultry, swine and cattle producers, Eskalin® to dairy cows and beef cattle producers and V-Max® for beef cattle producers. Virginiamycin is used primarily to prevent necrotic enteritis in chickens, treat and control swine dysentery and aid in the prevention or reduce the incidence of rumen acidosis and liver abscesses in cattle. Our experience in the development and production of virginiamycin has enabled us to develop significant intellectual property through trade secret know-how, which has helped protect against competition from generics. We are the sole worldwide manufacturer and marketer of virginiamycin.
●	Carbadox. We market carbadox under the brand name Mecadox® for use in swine feeds to control swine salmonellosis and swine dysentery and, as a result, improve animal health and production efficiencies. Mecadox® is sold primarily in the United States to feed companies and large integrated swine producers.
●	Oxytetracycline and Neomycin. Terramycin® utilizes the active ingredient oxytetracycline and Neo-Terramycin® combines the active ingredients neomycin and oxytetracycline to prevent, control and treat a wide range of diseases in chickens, turkeys, cattle, swine and aquaculture. We sell Terramycin and Neo-Terramycin products primarily to livestock and aquaculture producers, feed companies and distributors.

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

Anthelmintics are used to treat infestations of parasitic intestinal worms. Our anthelmintic products, Rumatel®, Banminth® and Cerdimix® are marketed to control major intestinal parasites. Rumatel is indicated for cattle while Banminth and Cerdimix are used in swine.

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

Our nutritional specialty products include:

	Market
Product	Entry	Description
AB20®	1989	Natural flow agent that improves overall feed quality
Animate®	1999	Helps maintain proper blood calcium levels in dairy cows during critical transition period
OmniGen®	2004	Optimize immune function in dairy cows and improve productivity
Magni-Phi® & Magni-Phi® Ultra	2015	Proprietary blend that helps to improve intestinal health and immune response which may lead to improved absorption and utilization of nutrients for poultry
Cellerate Yeast Solutions®	2017	Proprietary yeast culture products for all classes of livestock to help improve digestive health
MicroLife® Prime	2019	4-way combination direct-fed microbial for optimization of gut health, which can lead to better pathogen control in poultry

AB20® is a natural flow agent that, when added to feed, binds moisture to improve the overall feed quality. The product is one of the most thoroughly researched in the flow agent product category.

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

Magni-Phi® and Magni-Phi® Ultra are a proprietary blend of saponins, triterpenoids and polyphenols (classes of phytogenic feed additives or natural botanicals) that help improve intestinal health and immune response which may lead to improved absorption and utilization of nutrients for poultry.

Cellerate Yeast Solutions® is a line of proprietary yeast culture and yeast culture blends with yeast fractions and/or live cell yeast used in all classes of livestock and companion animals for improved digestive health. Improved digestive health may lead to improved animal health and performance.

MicroLife® Prime represents a proprietary combination of four strains of bacillus-based direct-fed microbials that have been shown to promote beneficial gut bacteria, which can help promote health, immunity and productivity in poultry, which leads to lower pathogen challenges in commercial poultry production. Phibro continues to work in the development of new bacillus-based products, which are being developed for multiple animal species.

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

Vaccines

We develop, manufacture and market fully licensed and autogenous vaccines for poultry, swine, beef and dairy cattle and aquaculture globally. We also develop, manufacture and market vaccination devices. We produce vaccines that protect animals from either viral or bacterial disease challenges. Our vaccine products include:

	Market
Product	Entry	Description
V.H.TM	1974	Live vaccine for the prevention of Newcastle Disease in poultry
Tailor-Made® Vaccines	1982	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and beef and dairy cattle in the U.S.
MVP adjuvants®	1982	Components of veterinary vaccines that enhance the immune response to a vaccine
TAbic® M.B.	2004	Live vaccine for the prevention of Infectious Bursal Disease in poultry
MJPRRS®	2007	Autogenous vaccine for the prevention of porcine reproductive and respiratory syndrome (“PRRS”) in swine
TAbic® IB VAR	2009	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic® IBVAR206	2010	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
MB-1®	2017	Live vaccine for the prevention of Infections Bursal Disease in the hatchery in poultry
pHi-Tech®	2019	Portable electronic vaccination device and software that ensures proper delivery of vaccines and provides health management information
Phivax® SLE	2019	A live attenuated Salmonella Enteritidis vaccine for the control of Salmonella infection in poultry
Phi-Shield® Vaccines	2023	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and aquaculture in Brazil

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

TAbic® IB VAR and TAbic® IBVAR206 vaccines are intermediate virulence live vaccine strains used for the prevention of infectious bronchitis in poultry. Both vaccines have become significant tools in the increasing fight against infectious bronchitis in regions throughout the world.

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

Sales and Marketing

Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of more than 400 employees and approximately 200 distributors who market our portfolio of approximately 670 product lines to livestock producers, veterinarians, nutritionists, animal feed companies and distributors in over 80 countries.

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

Customers

We have approximately 4,200 customers, of which approximately 3,900 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy cattle farmers, to be the primary customers of our livestock products. We sell our animal health and mineral nutrition products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We sell our companion animal product using a distributor calling on veterinary clinics. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.

We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.

Product Registrations, Patents and Trademarks

We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low-cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, approximately 300 patents or pending applications in more than 40 countries but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.

We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is regulated by authorities that are specific to each country, e.g., the FDA in the United States, Health Canada in Canada and European Food Safety Authority (“EFSA”) and the European Medicines Agency (“EMA”) in Europe. Medicated product registrations and requirements are country- and product-specific for each country in which they are sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third-party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2024, we had approximately 1,050 Animal Health product registrations globally, including approximately 390 MFA registrations, 320 vaccine registrations (including autogenous vaccines) and 340 registrations for nutritional specialty products. Our MFA global registrations included approximately 90 registrations for virginiamycin.

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

We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, approximately 3,400 trademark registrations or pending applications globally, identifying goods and services related to our business.

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

FDA approval of Type A Medicated Feed Articles and drugs is based on satisfactory demonstration of safety, efficacy, manufacturing quality standards and appropriate labeling. Efficacy requirements are based on the desired label claim and encompass all species for which label indication is desired. Safety requirements include target animal safety and, in the case of food animals, human food safety (“HFS”). HFS reviews include drug residue levels and the safety of those residue levels. In addition to the safety and efficacy requirements for animal drugs used in food-producing animals, environmental safety must be demonstrated. Depending on the compound, the environmental studies may be quite extensive and expensive. In many instances, the regulatory hurdles for a drug that will be used in food-producing animals are at least as stringent as, if not more so than, those required for a drug used in humans. In addition, certain safety requirements relating to antimicrobial resistance must be met for antimicrobial products.

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

In classifying streptogramins in 2003 as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, the FDA’s stated concern was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment of VREf infections in humans. We requested that the FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy, however, the FDA declined our request. The FDA has issued a draft of GFI 152 and the streptogram class of antimicrobials was still included as medically important. Phibro submitted comments again to the open docket recommending that streptogramins be listed as not medically important, particularly in light of the withdrawal of Synercid from the U.S. market by the sponsor. There is no certainty surrounding the outcome of the current review of the GFI 152 list and actions that may be taken by the FDA.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2024 were approximately $22 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

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

A separate E.U. regime applies to feed additives. It provides for a re-registration process for existing additives and this process is ongoing. For certain types of additives, the authorizations are not generic in nature (so that they can be relied upon by any operator) but are limited to the company that obtained the marketing authorization. They are known as Brand Specific Approvals (“BSA”). The system is similar to the U.S. system, where, for certain types of additives, regulatory approval is for the formulated product or “brand.”

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

A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010. Our reauthorization submission was made on time and is pending. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product that has obtained a BSA and is sold in the European Union. Similarly, a BSA for our semduramicin product, Aviax®, was published in 2006 and our reauthorization submission was made on time and is pending. We have submitted a dossier for reauthorization in accordance with the requirements of the EFSA and responded to requests for additional information from the EFSA by submitting additional data for each product. The current BSAs remain valid while the EFSA reviews the additional data we have submitted. There can be no guarantee that these submissions will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.

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

Products Aligned with Need for Increased Protein Production

Increased scarcity of natural resources is increasing the need for efficient production of food animals such as poultry, swine and cattle. Our animal health products, including our MFAs, vaccines and nutritional specialty products, help prevent and manage disease outbreaks and enhance nutrition to help support natural defenses against diseases. These products are often critical to our customers’ efficient production of healthy animals. Our leading MFAs product franchise, Stafac®/V-Max®/Eskalin®, is approved in over 30 countries for use in poultry, swine and beef and dairy cattle and is regarded as one of the leading MFA products for production animals. Our nicarbazin and amprolium MFAs are globally recognized anticoccidials. Our nutritional specialty product offerings such as OmniGen-AF and Animate are used increasingly in the global dairy industry, and Magni-Phi® and MicroLife® Prime are rapidly becoming important products for poultry producers. Our vaccine products are effective against critical diseases in poultry, swine and beef and dairy cattle.

Global Presence with Existing Infrastructure in Key High-Growth Markets

We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in over 80 countries provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Mexico, Turkey, Australia, Canada, Poland and other Eastern European countries and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 59% of our Animal Health segment revenues for the year ended June 30, 2024.

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

Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships

Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 400 employees and a broad distribution network, we market our portfolio of more than 670 product lines to livestock producers and veterinarians in over 80 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 180 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.

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

We have a strong management team with a proven track record of success at both the corporate and operating levels. The executive management team has diverse backgrounds and on average more than 30 years of experience in the animal health or related industry.

Human Capital

As of June 30, 2024, we had approximately 1,940 employees in 53 locations spanning 32 countries. Certain of our Brazilian employees are covered by multi-employer regional industry-specific unions. Certain of our Israeli employees are covered by site-specific collective bargaining agreements. Certain employees globally are covered by individual employment agreements.

We strive to nurture a strong culture that empowers team members and provides opportunities for growth and development. The Denison Organization Culture survey was administered to all employees globally in 2017 and 2021, with an abbreviated survey on key points conducted in 2023, and will continue to be used as a key metric to measure our ongoing organizational health initiative focused on building employee capability, leadership development, employee onboarding and sales force effectiveness.

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

Strength Through Diversity & Inclusion

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

Capital Expenditures

We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $2.6 million for the fiscal year ended June 30, 2024. See “Business — Environmental, Health and Safety Regulations” for further descriptions. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to facility improvements.

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

Participating Responsible Parties (“PRPs”) at Omega Chemical Superfund Site.  The EPA oversees remediation of contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of Phibro-Tech’s Santa Fe Springs, California facility. The EPA entered into a settlement agreement and court-approved consent decree (the “Consent Decree”) with a group of companies, including Phibro-Tech and certain other subsidiaries of PAHC due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site.

In February 2023, Phibro-Tech signed a definitive settlement agreement that provided for a “cash-out” settlement, with contribution protection, for Phibro-Tech and its affiliates releasing Phibro-Tech and its affiliates from liability for contamination of the groundwater plume affected by the Omega Chemical Site (with certain exceptions). The settlement agreement does not constitute an admission of liability on the part of Phibro-Tech or its affiliates. As part of the settlement, Phibro-Tech also resolved all claims for indemnification and contribution between Phibro-Tech and the successor to the prior owner of the Phibro-Tech site. The EPA, the Department of Justice and the district court have approved the definitive settlement agreement and the Consent Decree. The district court’s order can be appealed within 60 days, which period will expire on September 10, 2024. As of June 30, 2024, Phibro-Tech and one of its affiliates have made settlement payments totaling $5 million, which represents all cash payments required by the definitive settlement agreement.

Potential Claims.   In addition to cleanup obligations, we could also be held liable for all consequences arising out of human exposure to hazardous substances or other environmental damage, which liability may not be covered by insurance.

Environmental Accruals and Financial Assurance.   We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $4.3 million and $8.5 million as of June 30, 2024 and 2023, respectively.

In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of surety bonds or letters of credit issued pursuant to our revolving credit facility. As of June 30, 2024, surety bonds and letters of credit provided $15.5 million of financial assurance.

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

Proposed Acquisition

In April 2024, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc. (“Zoetis”) to acquire Zoetis’s medicated feed additive (MFA) product portfolio, certain water- soluble products and related assets (the “Proposed Acquisition”). The purchase price is $350 million, subject to certain adjustments set forth in the Purchase Agreement, payable in cash at closing. The product portfolio to be acquired, which generated approximately $400 million in revenue in 2023, is comprised of more than 37 product lines that are sold in approximately 80 countries. Also included in the Proposed Acquisition are six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. We anticipate that the Proposed Acquisition will be completed between October and December 2024. Completion of the Proposed Acquisition is subject to satisfaction of customary closing conditions, including clearances by applicable regulatory authorities.

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

In recent years, outbreaks of African Swine Fever, primarily in China, have reduced animal populations and have reduced consumer demand for pork in the affected markets. In the past decade, there has been substantial publicity regarding H1N1, known as North American (or Swine) Influenza and, H5N1, known as Highly Pathogenic Avian Influenza, in the human population, birds and, most recently, dairy cattle. According to the WHO, in 2022, 67 countries in five continents reported H5N1 high pathogenicity avian influenza outbreaks in poultry and wild birds to the World Organization for Animal Health, with more than 131 million domestic poultry lost due to death or culling in affected farms and villages. In 2023, another 14 countries reported outbreaks, mainly in the Americas, as the disease continued to spread. There have also been concerns relating to E. coli in beef and Salmonella in poultry and other food poisoning micro-organisms in meats and other foods. Consumers may associate human health fears with animal diseases, food, food production or food animals whether or not it is scientifically valid, which may have an adverse impact on the demand for animal protein. Occurrences of this type could significantly affect demand for animal protein, which in turn could affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere. Outbreaks of an exotic or highly contagious disease in a country where we produce our products may result in other countries halting importation of our products for fear that our product may be contaminated with the exotic organism.

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

Our global sales of antibacterials, anticoccidials and other products, including our Mecadox product, were $421 million, $387 million and $362 million for the years ended June 30, 2024, 2023 and 2022, respectively. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or consumer preferences to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2024 were approximately $22 million.

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

Our medicated products business is comprised of a relatively small number of compounds and accounted for approximately 40% of net sales for each of the years ended June 30, 2024 and 2023. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.

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

The COVID-19 pandemic and similar outbreaks could lead to decreased demand for protein, which may lead to end users of our products reducing their herd or flock sizes. In addition, demand for protein could be reduced because consumers may associate human health fears related to COVID-19 or other outbreaks with animal diseases, food, food production or food animals, whether or not it is scientifically valid. Reductions in demand for animal protein resulting from these factors could in turn affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations.

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

Livestock producers may experience increased feed, fuel, transportation and other key costs or may experience decreased animal protein prices or sales, inflationary pressures as a result of interest rate increases or otherwise and including as a result of the uncertainties and potential economic downturn relating to a resurgence of the COVID-19 pandemic or similar public health crises, or relating to armed conflicts, including the ongoing conflicts between Israel and Hamas and between Russia and Ukraine. International sanctions, trade disputes and tariffs could reduce demand for our customers’ products. These trends could cause deterioration in the financial condition of our livestock producer customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock producer customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products.

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

While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials and our third-party contract manufacturers may demand price increases related to increases in the costs of raw materials. In addition, we may be subject to new or increased tariffs on imported raw materials with limited ability to pass those increased costs through to our customers. Although no single raw material accounted for more than 5% of our cost of goods sold for the year ended June 30, 2024, volatility in raw material costs can result in significant fluctuations in our cost of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages or disruptions of such raw materials will not occur and the likelihood of such supply shortages and disruptions has been, and may continue to be, increased due to global supply chain disruptions, including those caused by the COVID-19 pandemic or similar health crises and the ongoing conflicts between Israel and Hamas and between Russia and Ukraine. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.

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

Our international operations could be limited or disrupted by any of the following:

●	volatility in the international financial markets;
●	compliance with governmental controls;
●	difficulties enforcing contractual and intellectual property rights;
●	compliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar non-U.S. laws and regulations;
●	compliance with foreign labor laws;
●	compliance with Environmental Laws;
●	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to EHS requirements;
●	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers;
●	political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the ongoing conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine;
●	trade restrictions, export controls and sanctions laws and restrictions on direct investments by foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury;
●	government limitations on foreign ownership;
●	government takeover or nationalization of businesses;
●	changes in tax laws and tariffs;
●	changes in the economic, business, competitive and regulatory environment, including changes in the value of foreign currencies relative to the U.S. dollar or high inflation;

●	imposition of anti-dumping and countervailing duties or other trade-related sanctions;
●	costs and difficulties and compliance risks in staffing, managing and monitoring international operations;
●	corruption risk inherent in business arrangements and regulatory contacts with foreign government entities;
●	longer payment cycles and increased exposure to counterparty risk; and
●	additional limitations on transferring personal information between countries or other restrictions on the processing of personal information.

The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability.

In addition, international transactions may involve increased financial and legal risks due to differing legal systems and customs, as well as restrictions and sanctions that may be imposed on one or more persons and/or jurisdictions in which we operate, including those arising from the ongoing armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine. Compliance with these requirements may prohibit the import or export of certain products and technologies or may require us to obtain a license before importing or exporting certain products or technology. A failure to comply with any of these laws, regulations or requirements could result in civil or criminal legal proceedings, monetary or non-monetary penalties, or both, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. In addition, variations in the pricing of our products in different jurisdictions may result in the unauthorized importation of our products between jurisdictions. While the impact of these factors is difficult to predict, any of them could materially adversely affect our financial condition and results of operations. Changes in any of these laws, regulations or requirements, or the political environment in a particular country, may affect our ability to engage in business transactions in certain markets, including investment, procurement and repatriation of earnings.

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

As of June 30, 2024, we had manufacturing and direct sales operations in 24 countries and sold our products in over 80 countries. Our operations outside the United States accounted for 59% and 58% of our consolidated assets as of June 30, 2024 and 2023, respectively, and 43% and 41% of our consolidated net sales for the years ended June 30, 2024 and 2023, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.

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

Our Israeli manufacturing facilities and local operations accounted for 28% and 27% of our consolidated assets, as of June 30, 2024 and 2023, and 21% and 19% of our consolidated net sales for the years ended June 30, 2024 and 2023, respectively. We maintain manufacturing facilities in Israel, which manufacture:

●	anticoccidials and antimicrobials, most of which are exported;
●	vaccines, a substantial portion of which are exported; and
●	animal health pharmaceuticals, nutritional specialty products and trace minerals for the domestic animal industry.

A substantial portion of this production is exported from Israel to major world markets. Accordingly, our Israeli operations are dependent on foreign markets and the ability to reach those markets. Hostilities between Israel and its neighbors, including the ongoing conflict between Israel and Hamas (and potential broader military conflict in the region), may hinder Israel’s international trade. This, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors affecting our performance – Armed conflicts – Israel and Hamas.”

Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israeli companies. We do not believe that the boycott has had a material adverse effect on us, but we cannot provide assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on our operations or expansion of our business. Our business, financial condition and results of operations in Israel may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Israel, including as a result of the impact of any resurgence of the COVID-19 pandemic or the ongoing conflict between Israel and Hamas.

We have manufacturing facilities located in Brazil and a portion of our sales and earnings is attributable to products produced and operations conducted in Brazil.

Our Brazilian manufacturing facilities and local operations accounted for 14% of our consolidated assets, as of June 30, 2024 and 2023, and 16% of our consolidated net sales for the years ended June 30, 2024 and 2023. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin, salinomycin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb, Kamoran®, and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.

Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Brazil, including as a result of the impact of a resurgence of the COVID-19 pandemic or similar public health crises in Brazil.

Certain of our employees are covered by collective bargaining or other labor agreements.

As of June 30, 2024, approximately 300 of our Israeli employees and 600 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.

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

We may fail to consummate the proposed acquisition of certain Zoetis products and assets, may not consummate the proposed acquisition on expected terms, or may not achieve the anticipated benefits.

In April 2024, we entered into a definitive agreement with Zoetis to acquire Zoetis’s MFA product portfolio, certain water-soluble products and related assets. It is currently anticipated that the Proposed Acquisition will be completed between October and December 2024. Completion of the Proposed Acquisition is subject to customary closing conditions, including clearances by applicable regulatory authorities. Until all such closing conditions are satisfied or waived, the possible timing and likelihood of completion of the Proposed Acquisition are uncertain, and, accordingly, there can be no assurance that the Proposed Acquisition will be completed on the expected terms, on the anticipated schedule or at all. Any delay in consummation of the Proposed Acquisition may result in greater transaction costs and professional fees.

Our efforts to complete the Proposed Acquisition could cause substantial disruptions in our business. A substantial amount of our management’s attention is being directed towards the completion of the Proposed Acquisition and such distraction could affect our management’s ability to service our existing business, pursue other business opportunities or could otherwise adversely affect our business.

If consummated, the success of the Proposed Acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, establish and maintain good relationships with new and existing customers, suppliers, and other business partners, grow the revenue of the consolidated company and realize the anticipated strategic benefits and synergies. The combination of businesses is a complex, costly and time-consuming process. As a result, we expect to devote significant management attention and resources prior to closing to prepare for integration, and we expect to devote significant management attention and resources post-closing to integrate the business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would impair the realization of the full expected benefits. The growth and the anticipated benefits of the Proposed Acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Proposed Acquisition within a reasonable time, our business, financial condition and operating results may be adversely affected.

Adverse U.S. and international economic and market conditions may adversely affect our product sales and business.

Current U.S. and international economic and market conditions are uncertain. The COVID-19 pandemic adversely affected international economic conditions and financial markets and led to economic downturns in many countries in which we operate. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including as a result of a resurgence of the COVID-19 pandemic or other similar public health crises, and other challenges faced in the credit markets and financial services industry.

Economic, business, political and financial disruptions from the ongoing armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine and the imposition of sanctions and business disruptions as well as inflation, could also have a material adverse effect on our operating results, financial condition, and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. Customers may seek lower price alternatives to our products if they are negatively impacted by poor economic conditions. Furthermore, our exposure to credit and collectability risk and cybersecurity risk is higher in certain international markets and as a result of the crisis resulting from the ongoing armed conflicts between Israel and Hamas and between Russia and Ukraine, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and we have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurance that such procedures and measures will effectively limit such risks and avoid losses.

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

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws or trade control laws, as well as other laws governing our international operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, financial condition and results of operations.

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

We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations under our indebtedness. Restrictions imposed by our outstanding indebtedness, including the restrictions contained in our 2024 Credit Facilities, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

As of June 30, 2024, we had outstanding indebtedness (reflecting the principal amounts) of $256.9 million under our 2021 Term A loan (as defined below), $45.0 million under our 2023 Incremental Term loan (as defined below), $176.0 million of outstanding borrowings under our revolving credit facility, $11.3 million under our 2022 Term Loan (as defined below) and $2.3 million of outstanding letters of credit. In July 2024, to refinance our existing indebtedness and to fund the pending Proposed Acquisition, we entered into the 2024 Credit Facilities (as defined below). Subject to restrictions in our 2024 Credit Facilities, we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.

Our substantial debt may have important consequences. For instance, it could:

●	make it more difficult for us to satisfy our financial obligations, including those relating to the 2024 Credit Facilities;
●	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures and acquisitions;
●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
●	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

The terms of the 2024 Credit Facilities contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. As a result of these covenants and restrictions, we will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with the covenants in any of our debt instruments in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the impact of any public health crises, such as the COVID-19 pandemic, the ongoing armed conflicts between Israel and Hamas and between Russia and Ukraine, and the related economic downturn in the debt markets. In connection with the pending Proposed Acquisition and corresponding refinancing of our existing indebtedness through the 2024 Credit Facilities, we expect our debt interest payments to increase substantially. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

Mr. Bendheim and his family and affiliates may choose to dispose of part or all of their stakes in us and/or may cease to exercise the current level of control they have over the appointment and removal of members of our Board. Any such changes may trigger a “change of control” event that could result in us being forced to repay the 2024 Credit Facilities or lead to the termination of a significant contract to which we are a party. If any such event occurs, this may negatively affect our financial condition and operating results. In addition, we may not have sufficient funds to finance repayment of any of such indebtedness upon any such “change in control.”

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

Under generally accepted accounting principles in the United States (“GAAP”), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2024, we had goodwill of $54.6 million and identifiable intangible assets, less accumulated amortization, of $45.0 million. Identifiable intangible assets consist primarily of developed technology rights and patents and customer relationships.

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

We are increasingly dependent upon information technology systems and infrastructure to conduct critical operations and generally operate our business, which includes using information technology systems to process, transmit and store electronic information in our day-to-day operations, including customer, employee and company data. The changes to “in-office” expectations resulting from the COVID-19 pandemic have resulted in a substantial portion of our employees working remotely and have increased our dependence on tools that facilitate employees working from home and gaining remote access to our information technology systems. As a result, any disruption to our information technology systems, our industrial machinery, software used in our manufacturing facilities, firmware or software embedded in our equipment or machinery, including from cyber incidents, could have a material adverse effect on our business. The increased use of these tools could also make our information technology systems more vulnerable to breaches of data security and cybersecurity attacks. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. We also store certain information with third parties. Our information systems and those of our third-party vendors are subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber, phishing or ransomware attacks and also are vulnerable to an increasing threat of continually evolving cybersecurity risks and external hazards. Disruption, degradation, or manipulation of these systems and infrastructure through intentional or accidental means could impact key business processes. Cyber-attacks against the Company’s systems and infrastructure could result in exposure of confidential information, the modification of critical data and/or the failure of critical operations. Likewise, improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, lost or stolen. Such attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. Although the aggregate impact on the Company’s operations and financial condition has not been material to date, the Company has been the target of events of this nature and expects them to continue as cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats.

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

As of August 23, 2024, BFI Co., LLC (“BFI”) beneficially owns 59,480 shares of our Class A common stock and 20,166,034 shares of our Class B common stock, which together represent approximately 90.9% of the combined voting power of all classes of our outstanding common stock. As of August 23, 2024, our other stockholders collectively own interests representing approximately 9.1% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. The COVID-19 pandemic and the ongoing armed conflicts between Israel and Hamas and between Russia and Ukraine have contributed to significant volatility in stock and financial markets in the United States and globally. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.

As of August 23, 2024, approximately 90.9% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 23, 2024, we had 20,337,574 shares of Class A common stock and 20,166,034 shares of Class B common stock outstanding.

BFI, which holds all of our outstanding Class B common stock, has the right to require us to register the sales of its shares under the Securities Act under the terms of an agreement between us and the holders of these securities. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our Class A common stock.

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

We have a paid a quarterly dividend since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of $0.12 per share on our Class A common stock and Class B common stock that is payable September 25, 2024. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions and our ability to obtain funds from our subsidiaries to meet our obligations. Our 2024 Credit Facilities permit us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the 2024 Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.

General Risk Factors

We face competition in each of our markets from a number of large and small companies, some of which have greater financial, R&D, production and other resources than we have.

Many of our products face competition from alternative or substitute products. We are engaged in highly competitive industries and, with respect to all of our major products, face competition from a substantial number of global and regional competitors. Several new start-up companies also compete in the animal health industry. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Some competitors have greater financial, R&D, production and other resources than we have. Some of our principal competitors include Boehringer Ingelheim International GmbH, Ceva Santé Animale, Elanco Animal Health Incorporated, Huvepharma Inc., Merck & Co., Inc. (Merck Animal Health and MSD Animal Health), Southeastern Minerals, Inc. and Zoetis. To the extent these companies or new entrants offer comparable animal health, mineral nutrition or performance products at lower prices, our business could be adversely affected. New entrants could substantially reduce our market share or render our products obsolete. Furthermore, many of our competitors have relationships with key distributors and, because of their size, have the ability to offer attractive pricing incentives, which may negatively impact or hinder our relationships with these distributors.

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

From time to time, we may make selective acquisitions to expand our range of products and services and to expand the geographic scope of our business, such as the Proposed Acquisition. However, we may be unable to identify suitable targets in the future, and competition for acquisitions may make it difficult for us to consummate acquisitions on acceptable terms or at all. We may not be able to locate any complementary products that meet our requirements or that are available to us on acceptable terms or we may not have sufficient capital resources to consummate a proposed acquisition. In addition, assuming we identify suitable products or partners, the process of effectively entering into these arrangements involves risks that our management’s attention may be diverted from other business concerns. Further, if we succeed in identifying and consummating appropriate acquisitions on acceptable terms, we may not be able to successfully integrate the products, services and personnel of any acquired businesses, including the Proposed Acquisition, on a basis consistent with our current business practice. In particular, we may face greater than expected costs, time and effort involved in completing and integrating such acquisitions and potential disruption of our ongoing business. Furthermore, we may realize fewer, if any, synergies than envisaged. Our ability to manage acquired businesses may also be limited if we enter into joint ventures or do not acquire full ownership or a controlling stake in the acquired business. In addition, continued growth through acquisitions may significantly strain our existing management and operational resources. As a result, we may need to recruit additional personnel, particularly at the level below senior management, and we may not be able to recruit qualified management and other key personnel to manage our growth. Moreover, certain transactions could adversely impact earnings as we incur development and other expenses related to the transactions and we could incur debt to complete these transactions. Debt instruments could contain contractual commitments and covenants that could adversely affect our cash flow and our ability to operate our business, financial condition and results of operations. See also “— Risk Factors Relating to Our Business — We may fail to consummate the proposed acquisition of certain Zoetis products and assets, may not consummate the proposed acquisition on expected terms, or may not achieve the anticipated benefits.”

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As a leading global diversified animal health and mineral nutrition company, we are increasingly reliant on information technology systems and infrastructure to conduct critical operations and generally operate our business, which includes using information technology systems to process, transmit and store electronic information, including customer, employee and company data. The use of information technology systems makes us vulnerable to breaches of data security and cybersecurity attacks. For information on the potential risks related to cybersecurity, see “Item 1A. Risk Factors — Risk Factors Relating to Our Business — We may be subject to information technology system failures, network disruptions and breaches in data security.”

Although the aggregate impact on our operations and financial condition has not been material to date, the Company has been the target of cybersecurity attacks and expects them to continue as such attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. Any such future incidents could have a material impact on our business.

Our information security team, headed by our Director of IT Cyber Security and Compliance, who reports to our Chief Information Officer (“CIO”), monitors our technology systems to prevent, detect, mitigate and remediate any cybersecurity incidents. Our enterprise-wide cybersecurity program is aligned with the U.S. National Institute of Standards Technology Cybersecurity Framework and the Israel National Cyber Directorate, and we are members of the New Jersey Cybersecurity and Communications Integration Cell. This collaboration enables us to increase our cybersecurity knowledge, threat awareness, and awareness of cyber incidents within the industry. It also helps us take proactive measures to prevent incidents by defining attack group identifiers and implementing learning and improvement processes.

We use tools and techniques to continually assess, monitor, manage, and mitigate security risks to our technology systems. Our processes extend to third-party service providers, who have access to data on our systems. We engage a third party to perform an independent assessment of our cybersecurity penetration test and risk assessment program at least once every two years.

Our preventive and protected stratagem include the following:

●	Security Operations Center (SOC) and Managed Detection and Response (MDR) services to ensure continuous monitoring and response to potential threats.
●	A cyber training and awareness process based on an annual work plan, which includes monthly training, bi-weekly simulations, an interactive magazine sent once a month to all users and a cyber incident simulation for the infrastructure team. The contents are based on relevant market trends.

In cybersecurity or privacy incidents, the probable frequency and magnitude of loss are evaluated by the triage team. The incidents are categorized as either high- or low-level severity and communicated to the CIO and Chief Executive Officer and the Senior Vice President, General Counsel and Corporate Secretary (“Legal Counsel”), at which time a determination is made on any additional communication requirements. Our Board of Directors is notified of high-level severity incidents. Our approach to incidents generally includes a process of investigation, learning, and subsequent improvement. In addition, we believe cyber insurance is a key mechanism for supporting and managing critical cyber incidents. Aligning the policy involves a thorough review of our protection layers and processes.

Governance

Our information technology systems are managed by our CIO. He has over 45 years of experience in digital systems and technology in the animal health, bio-tech pharmaceutical, pharmaceutical and oil and gas industries. He has held multiple leadership roles driving business value for investments in digital solutions. He also spent six years as a leader within internal auditing, providing experience and wisdom in business-driven risk management.

The CIO provides periodic reports to the Board of Directors and the executive management team, including our Legal Counsel. These reports include updates on our cybersecurity risks and threats, assessments of our information security program, and any changes in the threat landscape. Our information technology systems are regularly evaluated by internal and external consultants with the results of the review reported to the executive management team and the Board of Directors.

Item 2.    Properties

The following table lists our material properties:

		Owned/	Approx. sq.
Business Segment(s)	Location	Leased	Footage	Purpose(s)
Animal Health	Buenos Aires, Argentina	Owned	43,000	Manufacturing and Administrative
Animal Health	Braganca Paulista, Brazil	Owned	50,000	Manufacturing and Administrative
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Heliópolis, Brazil	Owned	15,000	Manufacturing and Administrative
Animal Health	Sligo, Ireland	Owned	45,000	Manufacturing
Animal Health	Beit Shemesh, Israel	Owned/ land lease	79,000	Manufacturing and Research
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health	Sarasota, Florida	Leased	93,000	Manufacturing, Sales, Research and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	Mendon, Illinois	Owned	64,000	Research
Animal Health	St. Paul, Minnesota	Leased	5,000	Research
Animal Health	Omaha, Nebraska	Owned	59,000	Manufacturing, Sales and Research
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is traded on Nasdaq under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2024, there were 20,337,574 shares of Class A common stock outstanding.

During the fiscal year ended June 30, 2024, we did not sell any unregistered securities nor did we purchase any of our equity securities.

Holders of Record

As of August 23, 2024, there were 20,337,574 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 23, 2024, there were 20,166,034 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2024 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management.

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

The following graph shows a comparison from June 30, 2019 through June 30, 2024 of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, the Russell 2000 Index and the S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on June 30, 2019, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

250
200
150
100
50
0
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/29/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
PAHC
S&P 500
Nasdaq Comp
Russell 2000
S&P Pharma

Item 6. (Reserved)

Not applicable

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented. This MD&A should be read in conjunction with our consolidated financial statements and related notes thereto included under the section entitled “Financial Statements and Supplementary Data.” Our future results could differ materially from our historical performance as a result of various factors such as those discussed in “Risk Factors” and “Forward-Looking Statements and Risk Factors Summary.”

Overview of our business

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. Our products help prevent, control and treat diseases, and support nutrition to help improve animal health and well-being. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We market approximately 750 product lines in over 80 countries to approximately 4,200 customers.

Proposed Acquisition

In April 2024, we entered into the Purchase Agreement with Zoetis to acquire Zoetis’s medicated feed additive product portfolio, certain water-soluble products and related assets. The purchase price is $350 million, subject to certain adjustments set forth in the Purchase Agreement, payable in cash at closing. The product portfolio to be acquired, which generated approximately $400 million in revenue in 2023, is comprised of more than 37 product lines that are sold in approximately 80 countries. Also included in the Proposed Acquisition are six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. We anticipate that the Proposed Acquisition will be completed between October and December 2024. Completion of the Proposed Acquisition is subject to satisfaction of customary closing conditions, including clearances by applicable regulatory authorities.

2024 Credit Agreement

In July 2024, we entered into a Credit Agreement (the “2024 Credit Agreement”) with a group of lenders. Initial borrowings were used to refinance all our outstanding debt, to pay fees and expenses of the transaction, and for ongoing working capital requirements and general corporate purposes. Borrowings under the Delayed Draw Term A-1 and A-2 Loans will be used to finance the purchase price of the Proposed Acquisition upon completion of the acquisition. See “Notes to Consolidated Financial Statements — Subsequent Event — 2024 Credit Agreement” for additional information.

Factors affecting our performance

Armed conflicts

Israel and Hamas

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

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of June 30, 2024, we had approximately 500 employees located in Israel. While we initially had some disruption to our operations at the onset of the Israel-Hamas conflict, at the current time, we have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. A significant escalation of the tensions in Israel occurred on April 13, 2024, when Iran launched more than 300 drones and missiles against Israel, but we had no material disruption to our business. While the situation surrounding the ongoing conflict remains fluid, our operations in Israel have navigated numerous challenging situations over the years.

The prolonged continuation or escalation of this conflict may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations. The potential impact of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers. Our Israeli manufacturing facilities and local operations account for 28% of our consolidated assets as of June 30, 2024, and 21% of our consolidated net sales, for the year ended June 30, 2024.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the 12 months ended June 30, 2024 represented approximately 1% of consolidated net sales.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In

November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2024 were approximately $22 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

See also “Business —  Compliance with Government Regulation  — United States — Carbadox”; and “Business — Compliance with Government Regulation — Global Policy and Guidance.”

Our global sales of antibacterials, anticoccidials and other products were $421 million, $387 million and $362 million for the years ended June 30, 2024, 2023 and 2022, respectively.

Competition

The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include stand-alone animal health businesses and the animal health businesses of large pharmaceutical companies. In addition to competition from established participants, there could be new entrants to the animal health medicines and vaccines industry in the future. Principal methods of competition vary depending on the region, species, product category or individual products, including reliability, reputation, quality, price, service and promotion to veterinary professionals and livestock producers.

Foreign exchange

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the year ended June 30, 2024, we generated approximately 40% of our revenues from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. For the year ended June 30, 2024, our expenses were not significantly affected by currency movements. Because we have transactions denominated in various currencies, changes in currency exchange rates have had, and will continue to have, an impact on our results of operations.

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

Our current strategic initiatives include several projects. We continue to invest in a vaccine production facility in Sligo, Ireland to manufacture poultry vaccines, with our first commercial sale of product realized in 2022, and longer-term expectations to add swine and cattle vaccines. We are developing microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers. We began operations at a new vaccine production facility in Guarulhos, Brazil in fiscal year 2023 that manufactures and markets autogenous vaccines against animal diseases for swine, poultry and aquaculture. We continue to build our companion animal business and pipeline. Our Rejensa joint supplement for dogs continues to gain customer acceptance. Our companion animal development pipeline includes an early-stage atopic dermatitis compound, a potential treatment for mitral heart valve disease in dogs, a pain product and two oral care products.

Analysis of the consolidated statements of operations

Summary Results of Operations

				Change
For the Year Ended June 30	2024	2023	2022	2024 / 2023		2023/ 2022

	(in thousands, except per share amounts and percentages)
Net sales	$1,017,679	$977,889	$942,261	$39,790	4%	$35,628	4%
Gross profit	313,092	298,237	285,400	14,855	5%	12,837	4%
Selling, general and administrative expenses	259,777	226,390	206,414	33,387	15%	19,976	10%
Operating income	53,315	71,847	78,986	(18,532)	(26)%	(7,139)	(9)%
Interest expense, net	18,536	15,321	11,875	3,215	21%	3,446	29%
Foreign currency (gains) losses, net	23,863	2,455	(5,216)	21,408	*	7,671	*
Income before income taxes	10,916	54,071	72,327	(43,155)	(80)%	(18,256)	(25)%
Provision for income taxes	8,500	21,465	23,152	(12,965)	(60)%	(1,687)	(7)%
Net income	$2,416	$32,606	$49,175	$(30,190)	(93)%	$(16,569)	(34)%

Net income per share
Basic	$0.06	$0.81	$1.21	$(0.75)		$(0.40)
Diluted	$0.06	$0.81	$1.21	$(0.75)		$(0.41)

Weighted average number of shares outstanding
Basic	40,504	40,504	40,504
Diluted	40,523	40,504	40,504

Ratio to net sales
Gross profit	30.8%	30.5%	30.3%
Selling, general and administrative expenses	25.5%	23.2%	21.9%
Operating income	5.2%	7.3%	8.4%
Income before income taxes	1.1%	5.5%	7.7%
Net income	0.2%	3.3%	5.2%
Effective tax rate	77.9%	39.7%	32.0%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Changes in net sales from period to period primarily result from changes in volumes and average selling prices. Although a portion of our net sales is denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, currency movements have not significantly affected our revenues.

Our effective income tax rate has varied from period to period and from the federal statutory rate, due to the mix of taxable profits in various jurisdictions; changes in tax rates from period to period, including changes in income tax legislation in the United States and various international jurisdictions; and the effects of changes in uncertain tax positions and valuation allowances. Our future effective income tax rate will vary due to the relative amounts of taxable income in various jurisdictions, future changes in tax rates and legislation and other factors. We expect to repatriate approximately $80.0 million of international earnings, which will be subject to applicable non-U.S. withholding and related taxes, net of reductions in U.S. income taxes. We intend to continue to reinvest indefinitely all other undistributed earnings of our foreign subsidiaries where we could be subject to applicable non-U.S. withholding and related taxes if amounts are repatriated to the U.S. See “Notes to Consolidated Financial Statements — Income Taxes” for additional information.

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

Segment net sales and Adjusted EBITDA:

				Change
For the Year Ended June 30	2024	2023	2022	2024 / 2023		2023 / 2022

Net sales	(in thousands, except percentages)
MFAs and other	$420,959	$387,349	$361,538	$33,610	9%	$25,811	7%
Nutritional specialties	164,671	172,504	157,196	(7,833)	(5)%	15,308	10%
Vaccines	120,852	99,998	88,321	20,854	21%	11,677	13%
Animal Health	706,482	659,851	607,055	46,631	7%	52,796	9%
Mineral Nutrition	243,663	242,656	259,512	1,007	0%	(16,856)	(6)%
Performance Products	67,534	75,382	75,694	(7,848)	(10)%	(312)	(0)%
Total	$1,017,679	$977,889	$942,261	$39,790	4%	$35,628	4%

Adjusted EBITDA
Animal Health	$145,606	$136,139	$124,106	$9,467	7%	$12,033	10%
Mineral Nutrition	16,449	17,417	24,038	(968)	(6)%	(6,621)	(28)%
Performance Products	7,662	9,346	8,706	(1,684)	(18)%	640	7%
Corporate	(58,480)	(50,149)	(45,767)	(8,331)	17%	(4,382)	10%
Total	$111,237	$112,753	$111,083	$(1,516)	(1)%	$1,670	2%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	20.6%	20.6%	20.4%
Mineral Nutrition	6.8%	7.2%	9.3%
Performance Products	11.3%	12.4%	11.5%
Corporate(1)	(5.7)%	(5.1)%	(4.9)%
Total(1)	10.9%	11.5%	11.8%
(1)	Reflects ratio to total net sales.

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

				Change
For the Year Ended June 30	2024	2023	2022	2024/ 2023		2023/ 2022

	(in thousands, except percentages)
Net income	$2,416	$32,606	$49,175	$(30,190)	(93)%	$(16,569)	(34)%
Interest expense, net	18,536	15,321	11,875	3,215	21%	3,446	29%
Provision for income taxes	8,500	21,465	23,152	(12,965)	(60)%	(1,687)	(7)%
Depreciation and amortization	36,178	34,012	32,705	2,166	6%	1,307	4%
EBITDA	65,630	103,404	116,907	(37,774)	(37)%	(13,503)	(12)%
Acquisition-related cost of goods sold	521	—	316	521	*	(316)	*
Acquisition-related transaction costs	6,405	—	279	6,405	*	(279)	*
Pension settlement cost	10,674	—	—	10,674	*	—	*
Brazil employment taxes	4,202	—	—	4,202	*	—	*
Stock-based compensation	475	—	—	475	*	—	*
Phibro Forward income growth initiatives implementation costs (1)	366	—	—	366	*	—	*
Insurance proceeds	(899)	—	—	(899)	*	—	*
Environmental remediation costs	—	6,894	—	(6,894)	*	6,894	*
Gain on sale of investment	—	—	(1,203)	—	*	1,203	*
Foreign currency (gains) losses, net	23,863	2,455	(5,216)	21,408	*	7,671	*
Adjusted EBITDA	$111,237	$112,753	$111,083	$(1,516)	(1)%	$1,670	2%
(1)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings.

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Comparison of the years ended June 30, 2024 and 2023

Net sales

Net sales of $1,017.7 million for the year ended June 30, 2024 increased $39.8 million, or 4%, as compared to the year ended June 30, 2023. Animal Health and Mineral Nutrition sales increased $46.6 million and $1.0 million, respectively. Performance Products sales decreased $7.8 million.

Animal Health

Net sales of $706.5 million for the year ended June 30, 2024 increased $46.6 million, or 7%. Net sales of MFAs and other increased $33.6 million, or 9%, due to increased volumes in all regions and higher demand for processing aids used in the ethanol fermentation industry. Net sales of nutritional specialty products decreased $7.8 million, or 5%, due to decreased demand for dairy and microbial products, partially offset by increased sales of poultry products. Net sales of vaccines increased $20.9 million, or 21%, primarily due to poultry product introductions in Latin America, plus an increase in domestic demand.

Mineral Nutrition

Net sales of $243.7 million for the year ended June 30, 2024 increased $1.0 million, or less than 1%, primarily due to increase in demand for trace minerals.

Performance Products

Net sales of $67.5 million for the year ended June 30, 2024 decreased $7.8 million, or 10%, driven by decreased demand for personal care product ingredients and industrial chemicals.

Gross profit

Gross profit of $313.1 million for the year ended June 30, 2024 increased $14.9 million, or 5%, as compared to the year ended June 30, 2023. Gross margin increased 30 basis points to 30.8% of net sales for the year ended June 30, 2024 as compared to 30.5% for the year ended June 30, 2023.

Animal Health gross profit increased $17.5 million due to higher product demand. Mineral Nutrition gross profit decreased $0.3 million. Performance Products gross profit decreased $1.8 million, due to lower demand and unfavorable product mix. Acquisition-related cost of goods sold reduced gross profit by $0.5 million.

Selling, general and administrative expenses

SG&A expenses of $259.8 million for the year ended June 30, 2024 increased $33.4 million, or 15%, as compared to the year ended June 30, 2023. SG&A for the year ended June 30, 2024 included a $10.7 million pension settlement charge, $6.4 million for acquisition-related costs, $4.2 million cost related to Brazil employment taxes, $0.5 million in stock-based compensation and $0.4 million related to consultant fees associated with Phibro Forward income growth initiatives, slightly offset by a gain from insurance proceeds of $0.9 million. SG&A for the year ended June 30, 2023, included $6.9 million of environmental remediation costs mostly related to the definitive settlement agreement related to the Omega Chemical Site. Excluding these items, SG&A increased $19.1 million, or 9%.

Animal Health SG&A increased $10.5 million, primarily due to an increase in employee-related costs and new product launches in Brazil. Mineral Nutrition SG&A increased $0.4 million due to an increase in employee-related costs. Performance Products SG&A decreased $0.1 million. Corporate expenses increased $8.3 million due to higher incentive-related employee costs and strategic investments.

Interest expense, net

Interest expense, net of $18.5 million for the year ended June 30, 2024 increased by $3.2 million, or 21%, as compared to the year ended June 30, 2023, as a result of higher variable interest rates and increased debt levels, partially offset by higher returns on short-term investments.

Foreign currency (gains) losses, net

Foreign currency losses, net for the year ended June 30, 2024 were $23.9 million, as compared to net losses of $2.5 million for the year ended June 30, 2023. Current period losses were driven by fluctuations in certain currencies relative to the U.S. dollar, including a major devaluation in the Argentine peso and the weakening of the Brazilian real.

Provision for income taxes

The provision for income taxes was $8.5 million and $21.5 million for the years ended June 30, 2024 and 2023, respectively. The effective income tax rate was 77.9% and 39.7% for the years ended June 30, 2024 and 2023, respectively. The effective income tax rate for the year ended June 30, 2024 was unfavorably affected by the proportionally greater effect of certain items such as Global Intangible Low-Tax Income (“GILTI”) taxes when compared with reduced pre-tax income. The provision for income taxes for the year ended June 30, 2024 included (i) a $2.8 million expense for applicable non-U.S. withholding and related taxes, net of reductions in U.S. incomes taxes, related to an planned repatriation of approximately $80.0 million of international earnings, (ii) a $1.2 million benefit related to the determination of whether a foreign tax is eligible for a U.S. foreign tax credit related to our fiscal year 2023, based on Internal Revenue Service (“IRS”) guidance provided subsequent to June 30, 2023, (iii) a $1.2 million benefit related to the release of certain valuation allowances on non-U.S. companies and (iv) a $1.6 million expense from changes in uncertain tax positions related to prior years and certain other items. The provision for income taxes for the year ended June 30, 2023, included a net cost of $1.5 million for certain one-time items including (i) GILTI income taxes that were modified by IRS guidance issued subsequent to June 30, 2023, (ii) the net cost of withholding taxes related to dividends received from an international affiliate and (iii) the net benefit related to certain unrecognized tax benefits from adjustments to and the lapse of statute of limitations of prior years. The effective income tax rate without these items would have been 59.2% and 36.9% for the years ended June 30, 2024 and 2023, respectively.

We record the GILTI-related aspects of comprehensive U.S. income tax legislation as a period expense. The provision for income taxes for the years ended June 30, 2024 and 2023, included $2.0 million and $1.8 million, respectively, of federal tax expense from the effects of GILTI. Our effective income tax rate included 18.3% and 3.3% related to GILTI income tax expense for the years ended June 30, 2024 and 2023, respectively.

Net income

Net income of $2.4 million for the year ended June 30, 2024 decreased $30.2 million, as compared to net income of $32.6 million for the year ended June 30, 2023. Operating income decreased $18.5 million driven by higher SG&A, partially offset by higher gross profit. SG&A expenses increased by $33.4 million, which included pension settlement costs of $10.7 million, acquisition-related costs of $6.4 million, Brazil employment taxes of $4.2 million, stock-based compensation of $0.5 million and consultant fees related to Phibro Forward income growth initiatives of $0.4 million, slightly offset by a gain from insurance proceeds of $0.9 million. Changes in interest expense, net and foreign currency losses resulted in a $3.2 million and $21.4 million reduction in income before income taxes, respectively. This was partially offset by a $13.0 million decrease in income tax expense.

Adjusted EBITDA

Adjusted EBITDA of $111.2 million for the year ended June 30, 2024 decreased $1.5 million, or 1%, as compared to the year ended June 30, 2023. Animal Health Adjusted EBITDA increased $9.5 million, driven by higher sales and increased gross profit, partially offset by an increase in SG&A. Mineral Nutrition Adjusted EBITDA decreased $1.0 million, due to decreased gross profit and an increase in SGA. Performance Products Adjusted EBITDA decreased by $1.7 million due to lower sales and decreased gross profit. Corporate expenses increased $8.3 million due to higher incentive-related employee costs and strategic investments.

Comparison of the years ended June 30, 2023 and 2022

For a comparison of our results of operations for the years ended June 30, 2023 and 2022, and an analysis of our financial condition, liquidity and capital resources for the year ended June 30, 2023, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 30, 2023.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income, as reported under GAAP, to adjusted net income is as follows:

				Change
For the Year Ended June 30	2024	2023	2022	2024/ 2023		2023/ 2022

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income to Adjusted Net Income
Net income	$2,416	$32,606	$49,175	$(30,190)	(93)%	$(16,569)	(34)%
Adjustments
Acquisition-related items, net of income tax (1)	13,063	6,959	7,113	6,104	*	(154)	*
Certain items, net of income tax (1)	11,420	4,929	(927)	6,491	*	5,856	*
Foreign currency (gains) losses, net of income tax (1)	19,429	2,936	(2,979)	16,493	*	5,915	*
Certain income tax items (1)	2,035	1,533	772	502	*	761	*
Total adjustments, net of income tax	45,947	16,357	3,979	29,590	*	12,378	*
Adjusted net income	$48,363	$48,963	$53,154	$(600)	(1)%	$(4,191)	(8)%

(1)	See table titled “Items Excluded from Adjusted Net Income” below for further details.

A reconciliation of reported diluted earnings per share (EPS), as reported under GAAP, to non-GAAP adjusted diluted EPS is:

				Change
For the Year Ended June 30	2024	2023	2022	2024/ 2023		2023/ 2022

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$0.06	$0.81	$1.21	$(0.75)	(93)%	$(0.40)	(33)%
Adjustments
Acquisition-related items, net of income tax	0.32	0.17	0.17	0.15	*	0.00	*
Certain items, net of income tax	0.28	0.12	(0.02)	0.16	*	0.14	*
Foreign currency (gains) losses, net of income tax	0.48	0.07	(0.07)	0.41	*	0.14	*
Certain income tax items	0.05	0.04	0.02	0.01	*	0.02	*
Adjustments EPS, diluted	1.13	0.40	0.10	0.73	*	0.30	*
Adjusted EPS, diluted	$1.19	$1.21	$1.31	$(0.02)	(2)%	$(0.10)	(8)%

Items excluded from adjusted net income consisted of:

For the Year Ended June 30	2024	2023	2022

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related intangible amortization in cost of goods sold	$6,675	$6,651	$5,943
Acquisition-related cost of goods sold	521	—	316
Acquisition-related intangible amortization in SG&A	2,986	3,045	2,981
Acquisition-related transaction costs in SG&A	6,405	—	279
Acquisition-related items - income taxes	(3,524)	(2,737)	(2,406)
Total acquisition-related items, net of income taxes	13,063	6,959	7,113

Certain items (in SG&A)
Pension settlement cost	10,674	—	—
Brazil employment taxes	4,202	—	—
Stock-based compensation	475	—	—
Phibro Forward income growth initiatives implementation costs	366	—	—
Insurance proceeds	(899)	—	—
Environmental remediation costs	—	6,894	—
Gain on sale of investment	—	—	(1,203)
Certain items - income taxes	(3,398)	(1,965)	276
Total certain items, net of income taxes	11,420	4,929	(927)

Foreign currency (gains) losses, net
Foreign currency (gains) losses, net	23,863	2,455	(5,216)
Foreign currency (gains) losses, net - income taxes	(4,434)	481	2,237
Total foreign currency (gains) losses, net, net of income taxes	19,429	2,936	(2,979)

Certain income tax items
Non-U.S. withholding and related taxes, net, on planned repatriation	2,828	—	—
Foreign tax credit regulations	(1,223)	1,223	—
Change in valuation allowance	(1,204)	—	(1,001)
Changes in uncertain tax positions and certain other items	1,634	310	1,773
Total certain income tax items	2,035	1,533	772

Total adjustments, net of income taxes	$45,947	$16,357	$3,979

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was:

				Change
For the Year Ended June 30	2024	2023	2022	2024/ 2023	2023/ 2022

	(in thousands)
Cash provided (used) by:
Operating activities	$87,594	$13,310	$31,649	$74,284	$(18,339)
Investing activities	(48,194)	(74,018)	(22,582)	25,824	(51,436)
Financing activities	(6,768)	26,987	16,343	(33,755)	10,644
Effect of exchange-rate changes on cash and cash equivalents	(3,300)	754	(1,374)	(4,054)	2,128
Net increase (decrease) in cash and cash equivalents	$29,332	$(32,967)	$24,036	$62,299	$(57,003)

Operating activities

Operating activities provided $87.6 million of net cash for the year ended June 30, 2024. Cash provided by net income, adjusted for non-cash items, including depreciation and amortization, was $54.5 million. Cash provided in the ordinary course of business from changes in operating assets and liabilities and other items was $33.1 million. Accounts receivable used $8.7 million of cash due to sales growth, partially offset by an improvement in days sales outstanding. Inventory provided $2.6 million of cash due to a decrease in quantities on hand, offset by increased raw materials and production costs. Other current assets provided $11.0 million due to timing of tax payments in international regions. Accounts payable provided $12.0 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities provided cash of $12.2 million, primarily due to increased employee-related liabilities and accrued transaction costs.

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

Investing activities

Investing activities used $48.2 million of net cash for the year ended June 30, 2024. Capital expenditures were $41.2 million, related primarily to continued investments in expanded production capacity and productivity improvements. Net purchases and maturities of short-term investments used $4.0 million in cash. We acquired a business for $3.3 million, net of cash acquired. Other investing activities provided $0.3 million of cash.

Investing activities used $74.0 million of net cash for the year ended June 30, 2023. Capital expenditures were $51.8 million, related primarily to continued investments in expanded production capacity and productivity improvements, and the $15.0 million purchase of additional land and building at an operating facility. Net purchases and maturities of short-term investments used $23.0 million in cash. Other investing activities provided $0.8 million of cash.

Financing activities

Financing activities used $6.8 million of net cash for the year ended June 30, 2024. Net borrowings on our 2021 Revolver (as defined below) provided $35.0 million in cash. We paid $22.3 million in scheduled long-term debt maturities. We paid $19.4 million in dividends to holders of our Class A common stock and Class B common stock.

Financing activities provided $27.0 million of net cash for the year ended June 30, 2023. Proceeds from the 2023 Incremental Term Loan and 2022 Term Loan provided $62.0 million, with debt issuance costs of $1.5 million. We paid $15.3 million in scheduled debt maturities. Net payments on our revolving credit facility reduced the outstanding balance by $4.0 million. Proceeds from insurance premium financing, net of cash payments, provided cash of $5.2 million. We paid $19.4 million in dividends to holders of our Class A common stock and Class B common stock.

Liquidity and capital resources

We believe our cash on hand, our operating cash flows and our financing arrangements, including the availability of borrowings under the Revolving Credit Commitments (as defined below), will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months.

Our future debt levels and liquidity are expected to be affected by the Proposed Acquisition and our intent to finance the transaction with new debt in the amount of $350.0 million. See “Notes to Consolidated Financial Statements — Proposed Acquisition.”

Aggregate maturities of long-term debt under the 2024 Credit Agreement, assuming completion of the Proposed Acquisition, are:

For the Years Ending June 30	Annual Maturities	Interest Payments
2025	$11,875	$46,400
2026	16,250	65,479
2027	25,025	63,892
2028	25,025	61,933
2029	25,025	59,973
Total	$103,200	$297,677

For purposes of estimating future interest payments until maturity, we assume (i) long-term debt decreases in accordance with the scheduled amortization, (ii) the Revolving Credit Commitments remains constant at $201,000, (iii) the March 2020 interest rate swap agreement remains in place through its June 2025 maturity, (iv) future floating interest rates are the same as the rates at June 30, 2024, and (v) applicable rates are based on the 2024 Credit Facilities and the expected Net Leverage Ratio, assuming completion of the Proposed Acquisition.

We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2024 Credit Facilities based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including ongoing conflicts between Israel and Hamas and between Russia and Ukraine. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or our ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest. Certain relevant measures of our liquidity and capital resources are as follows:

				Change
As of June 30	2024	2023	2022	2024 / 2023	2023 / 2022

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$114,613	$81,281	$91,248	$33,332	$(9,967)
Working capital	312,031	350,737	299,152	(38,706)	51,585
Ratio of current assets to current liabilities	2.79:1	3.28:1	2.70:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

At June 30, 2024, we had $176.0 million in outstanding borrowings under the 2021 Revolver. We had outstanding letters of credit and other commitments of $2.3 million, leaving $131.7 million available for borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval by the Board of Directors. Our Board of Directors has declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on September 25, 2024. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

We do not expect to contribute to the domestic pension plan during 2025.

At June 30, 2024, our cash and cash equivalents and short-term investments included $111.9 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

Our contractual obligations include maturities under the 2021 Credit Facilities and the 2022 Term Loan, including future interest accruals, operating lease commitments, and certain purchase obligations. See “Notes to Consolidated Financial Statements — Debt, Leases, and Commitment and Contingencies.”

Analysis of the consolidated balance sheets

				Change
As of June 30	2024	2023	2022	2024 / 2023	2023 / 2022

	(in thousands)
Accounts receivable - trade	$169,452	$163,479	$166,537	$5,973	$(3,058)
DSO	56	58	59

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

				Change
As of June 30	2024	2023	2022	2024 / 2023	2023 / 2022

	(in thousands)
Inventories	$265,911	$277,570	$259,158	$(11,659)	$18,412

Inventory decreased by $11.7 million in 2024, primarily due to an effort to manage inventory levels and the effect of currency fluctuations, partially offset by increased raw material and production costs.

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

Selected Quarterly Financial Data (Unaudited)

To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2024 and 2023. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2023	2023	2024	2024	2024

	(in thousands)
Net sales
MFAs and other	$94,104	$101,941	$108,216	$116,698	$420,959
Nutritional Specialties	40,210	41,436	40,194	42,831	164,671
Vaccines	26,216	29,727	32,923	31,986	120,852
Animal Health	$160,530	$173,104	$181,333	$191,515	$706,482
Mineral Nutrition	56,026	61,347	64,228	62,062	243,663
Performance Products	14,793	15,492	17,662	19,587	67,534
Total net sales	231,349	249,943	263,223	273,164	1,017,679
Cost of goods sold	163,623	171,327	183,623	186,014	704,587
Gross profit	67,726	78,616	79,600	87,150	313,092
Selling, general and administrative expenses	68,452	62,915	59,676	68,734	259,777
Operating income (loss)	(726)	15,701	19,924	18,416	53,315
Interest expense, net	4,564	4,659	4,575	4,738	18,536
Foreign currency (gains) losses, net	6,689	7,477	2,427	7,270	23,863
Income (expense) before income taxes	(11,979)	3,565	12,922	6,408	10,916
Provision (benefit) for income taxes	(3,964)	2,291	4,517	5,656	8,500
Net income (loss)	$(8,015)	$1,274	$8,405	$752	$2,416
Net income (loss) per share
basic	$(0.20)	$0.03	$0.21	$0.02	$0.06
diluted	$(0.20)	$0.03	$0.21	$0.02	$0.06
Adjusted EBITDA
Animal Health	$28,494	$39,299	$36,524	$41,289	$145,606
Mineral Nutrition	2,881	3,507	4,665	5,396	16,449
Performance Products	1,409	817	2,371	3,065	7,662
Corporate	(14,133)	(14,171)	(13,856)	(16,320)	(58,480)
Adjusted EBITDA	$18,651	$29,452	$29,704	$33,430	$111,237
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$(8,015)	$1,274	$8,405	$752	$2,416
Interest expense, net	4,564	4,659	4,575	4,738	18,536
Provision (benefit) for income taxes	(3,964)	2,291	4,517	5,656	8,500
Depreciation and amortization	8,871	8,910	9,196	9,201	36,178
EBITDA	1,456	17,134	26,693	20,347	65,630
Acquisition-related cost of goods sold	—	310	211	—	521
Acquisition-related transaction costs	—	—	512	5,893	6,405
Pension settlement cost	10,425	249	—	—	10,674
Brazil employment taxes	—	4,202	—	—	4,202
Stock-based compensation	81	80	135	179	475
Phibro Forward income growth initiatives implementation costs	—	—	—	366	366
Insurance proceeds	—	—	(274)	(625)	(899)
Foreign currency (gains) losses, net	6,689	7,477	2,427	7,270	23,863
Adjusted EBITDA	$18,651	$29,452	$29,704	$33,430	$111,237

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2022	2022	2023	2023	2023

	(in thousands)
Net sales
MFAs and other	$92,790	$97,179	$93,217	$104,163	$387,349
Nutritional Specialties	39,054	43,856	45,016	44,578	172,504
Vaccines	23,015	22,768	26,201	28,014	99,998
Animal Health	$154,859	$163,803	$164,434	$176,755	$659,851
Mineral Nutrition	59,646	61,644	62,922	58,444	242,656
Performance Products	18,016	19,199	18,317	19,850	75,382
Total net sales	232,521	244,646	245,673	255,049	977,889
Cost of goods sold	163,875	167,261	170,133	178,383	679,652
Gross profit	68,646	77,385	75,540	76,666	298,237
Selling, general and administrative expenses	54,962	61,541	56,987	52,900	226,390
Operating income	13,684	15,844	18,553	23,766	71,847
Interest expense, net	3,067	3,884	3,871	4,499	15,321
Foreign currency (gains) losses, net	5,200	(149)	(422)	(2,174)	2,455
Income before income taxes	5,417	12,109	15,104	21,441	54,071
Provision for income taxes	1,561	4,899	5,062	9,943	21,465
Net income	$3,856	$7,210	$10,042	$11,498	$32,606
Net income per share
basic	$0.10	$0.18	$0.25	$0.28	$0.81
diluted	$0.10	$0.18	$0.25	$0.28	$0.81
Adjusted EBITDA
Animal Health	$26,964	$37,059	$34,217	$37,899	$136,139
Mineral Nutrition	5,297	4,399	3,859	3,862	17,417
Performance Products	2,364	2,292	2,413	2,277	9,346
Corporate	(12,491)	(12,838)	(13,122)	(11,698)	(50,149)
Adjusted EBITDA	$22,134	$30,912	$27,367	$32,340	$112,753
Reconciliation of net income to Adjusted EBITDA
Net income	$3,856	$7,210	$10,042	$11,498	$32,606
Interest expense, net	3,067	3,884	3,871	4,499	15,321
Provision for income taxes	1,561	4,899	5,062	9,943	21,465
Depreciation and amortization	8,450	8,499	8,489	8,574	34,012
EBITDA	16,934	24,492	27,464	34,514	103,404
Environmental remediation costs	—	6,569	325	—	6,894
Foreign currency (gains) losses, net	5,200	(149)	(422)	(2,174)	2,455
Adjusted EBITDA	$22,134	$30,912	$27,367	$32,340	$112,753

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We calculate adjusted net income as net income plus (i) acquisition-related intangible amortization and other acquisition-related items, (ii) certain items we consider to be unusual, non-operational or non-recurring, (iii) stock-based compensation, (iv) foreign currency (gains) losses, as separately reported on our consolidated statements of operations, and (v) the income tax effect of pre-tax income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated by dividing adjusted net income by the diluted weighted average number of shares. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net income.

Adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures that have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. Because of its non-standardized definition, adjusted net income and adjusted diluted earnings per share, unlike GAAP net income, may not be comparable to the calculation of similar measures of other companies. Adjusted net income and adjusted diluted earnings per share are presented to permit investors to more fully understand how management assesses performance.

Certain significant items

Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are calculated prior to considering acquisition-related items and certain other items, as detailed in the table titled “Items Excluded from Adjusted Net Income” above. We evaluate such other items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual, non-operational or non-recurring nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either because of their nature or size, we would not expect to occur as part of our normal business on a regular basis. We consider business restructuring costs related to productivity and cost saving initiatives to be unusual items that we do not expect to occur as part of our normal business on a regular basis. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.

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

Revenue reflects the total consideration to which we expect to be entitled, in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration reflect the amount by which we expect variable consideration to affect the revenue recognized. Such estimates are based on contractual terms and historical experience and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of customer incentives. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.

Business Combinations

Our consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired. Significant judgment may be required to determine the fair values of certain tangible and intangible assets and in assigning their respective useful lives. Significant judgment also may be required to determine the fair values of contingent consideration, if any. We typically utilize third-party valuation specialists to assist us in determining fair values of significant tangible and intangible assets and contingent consideration. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. We typically use an income method to measure the fair value of intangible assets, based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect consideration of other marketplace participants and include the amount and timing of future cash flows, specifically the expected revenue growth rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets primarily are based on a number of factors including the competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives.

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

We may take tax positions that management believes are supportable but are potentially subject to successful challenge by the applicable taxing authority in the jurisdictions where we operate. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.

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

We expect to repatriate approximately $80.0 million of international earnings, which will be subject to applicable non-U.S. withholding and related taxes, net of reductions in U.S. income taxes. We intend to continue to reinvest indefinitely all other undistributed earnings of our foreign subsidiaries where we could be subject to applicable non-U.S. withholding and related taxes if amounts are repatriated to the U.S.

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

We analyzed our foreign currency derivative contracts at June 30, 2024 to determine their sensitivity to exchange rate changes. The analysis indicates that if the U.S. dollar were to appreciate or depreciate by 10%, the fair value of these contracts would decrease by $0.3 million or increase by $0.2 million. For additional details, see “Notes to Consolidated Financial Statements — Derivatives.”

Interest rate risk

Our 2021 Credit Facilities and 2022 Term Loan carry floating interest rates based on the Secured Overnight Financing Rate (“SOFR”) or the Prime Rate. Therefore, our profitability and cash flows are exposed to interest rate fluctuations. Our interest rates also include variable applicable rates in addition to the SOFR portion of our interest obligation. The applicable rates for SOFR borrowings vary from 1.50% to 2.75%, based on the First Lien Net Leverage Ratio. We are a party to an interest rate swap agreement on $300,000 of notional principal that effectively converts the floating portion of our interest obligation on that amount of debt to a fixed rate of 0.61% through June 2025.

Based on our outstanding debt balances and the applicable rates in effect as of June 30, 2024, and considering the interest rate swap agreement, a 100-basis point increase in SOFR would increase annual interest expense and decrease cash flows by $1.9 million. For additional details, see “Notes to Consolidated Financial Statements — Debt” and “Notes to Consolidated Financial Statements — Derivatives.”

Item 8.Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phibro Animal Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Phibro Animal Health Corporation and its subsidiaries (the "Company") as of June 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Net Sales

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s total net sales were $1,017.7 million for the year ended June 30, 2024. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to the customers. Certain of the Company’s businesses have terms where control of the products transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. Revenue reflects the total consideration to which management expects to be entitled, in exchange for delivery of products or services, net of variable consideration, if any.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of net sales at the transaction price once control has passed to the customer. These procedures also included, among others, (i) testing revenue transactions by evaluating the settlement of invoices and credit memos, (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) testing credit memos issued during the year, (iv) confirming a sample of outstanding customer invoice balances at year end and, for confirmations not returned, obtaining and inspecting source documents, including purchase orders, invoices, sales contracts, proof of delivery, and subsequent cash receipts, where applicable, and (v) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

August 28, 2024

We have served as the Company’s auditor since 1998.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30	2024	2023	2022

	(in thousands, except per share amounts)
Net sales	$1,017,679	$977,889	$942,261
Cost of goods sold	704,587	679,652	656,861
Gross profit	313,092	298,237	285,400
Selling, general and administrative expenses	259,777	226,390	206,414
Operating income	53,315	71,847	78,986
Interest expense, net	18,536	15,321	11,875
Foreign currency (gains) losses, net	23,863	2,455	(5,216)
Income before income taxes	10,916	54,071	72,327
Provision for income taxes	8,500	21,465	23,152
Net income	$2,416	$32,606	$49,175

Net income per share
basic	$0.06	$0.81	$1.21
diluted	$0.06	$0.81	$1.21
Weighted average common shares outstanding
basic	40,504	40,504	40,504
diluted	40,523	40,504	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended June 30	2024	2023	2022

	(in thousands)
Net income	$2,416	$32,606	$49,175
Change in fair value of derivative instruments	(11,485)	3,698	21,681
Foreign currency translation adjustment	(8,942)	3,972	(18,939)
Pension settlement recognition	10,674	—	—
Unrecognized net pension gains (losses)	310	212	(4,235)
(Provision) benefit for income taxes	126	(979)	(4,327)
Other comprehensive income (loss)	(9,317)	6,903	(5,820)
Comprehensive income (loss)	$(6,901)	$39,509	$43,355

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30	2024	2023

	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$70,613	$41,281
Short-term investments	44,000	40,000
Accounts receivable, net	169,452	163,479
Inventories, net	265,911	277,570
Other current assets	51,021	63,393
Total current assets	600,997	585,723
Property, plant and equipment, net	203,300	195,568
Intangibles, net	45,033	54,987
Goodwill	54,557	53,274
Other assets	78,297	81,845
Total assets	$982,184	$971,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$29,795	$22,295
Accounts payable	85,567	73,853
Accrued expenses and other current liabilities	88,786	79,852
Total current liabilities	204,148	176,000
Revolving credit facility	176,000	141,000
Long-term debt	282,289	311,541
Other liabilities	63,106	60,347
Total liabilities	725,543	688,888
Commitments and contingencies (Note 13)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at June 30, 2024, and June 30, 2023; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at June 30, 2024, and June 30, 2023	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	136,278	135,803
Retained earnings	243,886	260,912
Accumulated other comprehensive loss	(123,527)	(114,210)
Total stockholders’ equity	256,641	282,509
Total liabilities and stockholders’ equity	$982,184	$971,397

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30	2024	2023	2022

	(in thousands)
OPERATING ACTIVITIES
Net income	$2,416	$32,606	$49,175
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	36,178	34,012	32,705
Amortization of debt issuance costs	1,040	727	590
Deferred income taxes	(12,042)	(2,838)	(806)
Foreign currency (gains) losses, net	13,114	(10,398)	(4,808)
Acquisition-related items	521	—	316
Pension settlement cost	10,674	—	—
Brazil employment taxes	4,202	—	—
Stock-based compensation	475	—	—
Gain on sale of investment	—	—	(1,203)
Other	(2,098)	334	319
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(8,678)	5,335	(23,625)
Inventories, net	2,641	(11,222)	(46,999)
Other current assets	11,040	(7,419)	(1,804)
Other assets	3,922	750	(1,721)
Accounts payable	12,000	(22,830)	26,358
Accrued expenses and other liabilities	12,189	(5,747)	3,152
Net cash provided by operating activities	87,594	13,310	31,649
INVESTING ACTIVITIES
Purchases of short-term investments	(65,523)	(40,000)	(64,100)
Maturities of short-term investments	61,523	17,000	90,100
Capital expenditures	(41,238)	(51,794)	(37,044)
Business acquisition, net of cash acquired	(3,282)	—	(13,511)
Sale of investment	—	—	1,353
Other, net	326	776	620
Net cash used by investing activities	(48,194)	(74,018)	(22,582)
FINANCING ACTIVITIES
Revolving credit facility borrowings	276,000	264,000	297,000
Revolving credit facility repayments	(241,000)	(268,000)	(247,000)
Proceeds from long-term debt	—	62,000	—
Payments of long-term debt	(22,295)	(15,315)	(9,375)
Debt issuance costs	—	(1,473)	—
Proceeds from insurance premium financing and other short-term debt	8,593	6,356	—
Payments of insurance premium financing and other short-term debt	(8,624)	(1,139)	—
Payment of contingent consideration	—	—	(4,840)
Dividends paid	(19,442)	(19,442)	(19,442)
Net cash (used) provided by financing activities	(6,768)	26,987	16,343
Effect of exchange rate changes on cash	(3,300)	754	(1,374)
Net increase (decrease) in cash and cash equivalents	29,332	(32,967)	24,036
Cash and cash equivalents at beginning of period	41,281	74,248	50,212
Cash and cash equivalents at end of period	$70,613	$41,281	$74,248

Supplemental cash flow information
Interest paid, net	$17,253	$14,575	$11,159
Income taxes paid, net	15,430	20,410	17,854
Non-cash investing and financing activities
Property, plant and equipment	2,367	2,764	2,953

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
As of June 30, 2021	40,503,608	$4	$—	$135,803	$218,015	$(115,293)	$238,529
Comprehensive income (loss)	—	—	—	—	49,175	(5,820)	43,355
Dividends declared ($0.48 per share)	—	—	—	—	(19,442)	—	(19,442)
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442
Comprehensive income	—	—	—	—	32,606	6,903	39,509
Dividends declared ($0.48 per share)	—	—	—	—	(19,442)	—	(19,442)
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912	$(114,210)	$282,509
Comprehensive income (loss)	—	—	—	—	2,416	(9,317)	(6,901)
Dividends declared ($0.48 per share)	—	—	—	—	(19,442)	—	(19,442)
Stock-based compensation expense	—	—	—	475	—	—	475
As of June 30, 2024	40,503,608	$4	$—	$136,278	$243,886	$(123,527)	$256,641

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

Our business could be impacted by economic sanctions, bans, boycotts, or broader military conflicts, including the ongoing armed conflicts between Israel and Hamas and between Russia and Ukraine. Other potential impacts include supply chain and logistics disruptions, macroeconomic impacts from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, as well as heightened cybersecurity threats.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pandemics and similar outbreaks could directly or indirectly impact our business, results of operations and financial condition. A pandemic or any other similar health crisis could have economic impacts on customers, suppliers and markets. A pandemic could affect our future revenues, expenses, reserves and allowances, manufacturing operations and employee-related costs.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with GAAP. Preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Estimates are used when accounting for the valuation of intangible assets, depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax assets, sales discounts, rebates, allowances and incentives, contingencies, employee compensation and actuarial assumptions related to our pension plans. We regularly evaluate our estimates and assumptions using historical experience and other factors. Our estimates are based on complex judgments, probabilities and assumptions that we believe to be reasonable.

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

Net sales include shipping and handling fees billed to customers. The associated costs are considered fulfillment activities and are included in cost of goods sold in the consolidated statements of operations when the related revenue is recognized. Net sales exclude value-added and other taxes based on sales.

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

Accounts Receivable and Reserve for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 13% and 16% of accounts receivable at June 30, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2024, we tested goodwill using the quantitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Comprehensive income consists of net income and the changes in: (i) the fair value of derivative instruments that qualify for hedge accounting; (ii) foreign currency translation adjustments; (iii) pension settlement recognition and unrecognized net pension gains (losses); and (iv) the related (provision) benefit for income taxes.

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

From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. As of June 30, 2024, we used (i) foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates on forecasted inventory purchases, and (ii) an interest rate swap on $300,000 of notional principal to manage future cash flow exposure resulting from variable interest rates on that amount of debt. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We do not engage in trading or other speculative uses of financial instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We may take tax positions that management believes are supportable but are potentially subject to successful challenge by the applicable taxing authority in the jurisdictions where we operate. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.

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

Stock-Based Compensation

We recognize expense for stock-based compensation to employees, including grants of restricted stock units, over the requisite service period based on the grant date fair value of the awards. We determine the fair value of performance-based restricted stock units using the Monte Carlo simulation models. The models use historical and current market data to estimate the fair value. The models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common shares equivalents, resulting from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assumed vesting of restricted stock units, unless the effect would be antidilutive. Common share equivalents were included in the calculation of diluted net income per share for the periods included in the consolidated financial statements, when applicable.

For the Year Ended June 30	2024	2023	2022
Net income	$2,416	$32,606	$49,175

Weighted average number of shares – basic	40,504	40,504	40,504
Dilutive effect of restricted stock units	19	—	—
Weighted average number of shares - diluted	40,523	40,504	40,504

Net income per share
basic	$0.06	$0.81	$1.21
diluted	$0.06	$0.81	$1.21

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires the disclosure of significant segment expenses that are included in segment profit or loss and how the segment measures are used for decision-making. The ASU will be effective for Phibro’s fiscal year ending June 30, 2025, including retrospective disclosure for all prior periods presented, and interim periods subsequent to June 30, 2025. We are evaluating the impact to our segment disclosures.

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

3.    Proposed Acquisition

In April 2024, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc. (“Zoetis”) to acquire Zoetis’s medicated feed additive (MFA) product portfolio, certain water-soluble products and related assets (the “Proposed Acquisition”). The purchase price is $350,000, subject to certain adjustments set forth in the Purchase Agreement, payable in cash at closing. Completion of the Proposed Acquisition is subject to satisfaction of customary closing conditions, including clearances by applicable regulatory authorities.

4.   Statements of Operations—Additional Information

Disaggregated revenue and customer payment terms

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seasons. Our operations are primarily focused on regions where the majority of livestock production is consolidated in large commercial farms.

We have a diversified portfolio of products that are classified within our three reportable business segments — Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

For the Year Ended June 30	2024	2023	2022
Animal Health
MFAs and other	$420,959	$387,349	$361,538
Nutritional specialties	164,671	172,504	157,196
Vaccines	120,852	99,998	88,321
Total Animal Health	$706,482	$659,851	$607,055
Mineral Nutrition	243,663	242,656	259,512
Performance Products	67,534	75,382	75,694
Total	$1,017,679	$977,889	$942,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Sales by Region

For the Year Ended June 30	2024	2023	2022
United States	$584,763	$578,773	$561,803
Latin America and Canada	247,705	219,846	191,047
Europe, Middle East and Africa	121,977	117,815	122,480
Asia Pacific	63,234	61,455	66,931
Total	$1,017,679	$977,889	$942,261

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

Additional Information

For the Year Ended June 30	2024	2023	2022
Interest expense, net
2021 Credit Facilities	$20,646	$17,302	$11,918
2022 Term loan	862	589	—
Amortization of debt issuance costs	1,040	727	590
Other	462	58	183
Interest expense	23,010	18,676	12,691
Interest income	(4,474)	(3,355)	(816)
	$18,536	$15,321	$11,875

For the Year Ended June 30	2024	2023	2022
Depreciation and amortization
Depreciation of property, plant and equipment	$26,517	$24,316	$23,781
Amortization of intangible assets	9,661	9,696	8,924
	$36,178	$34,012	$32,705

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $1,436, $1,455 and $1,047 during 2024, 2023 and 2022, respectively.

Future amortization of intangible assets as of June 30, 2024 is expected to be:

For the Years Ending June 30
2025	$7,918
2026	6,969
2027	6,591
2028	6,385
2029	6,385
Thereafter	10,785
Total	$45,033

For the Year Ended June 30	2024	2023	2022
Research and development expense	$29,194	$24,395	$20,832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.   Balance Sheets—Additional Information

As of June 30	2024	2023
Accounts receivable, net
Trade accounts receivable	$170,913	$165,069
Reserve for credit losses	(1,461)	(1,590)
	$169,452	$163,479

As of June 30	2024	2023
Reserve for credit losses
Balance at beginning of period	$1,590	$3,510
Provision for estimated credit losses	1,538	943
Effect of changes in exchange rates	(71)	(61)
Credit losses realized	(1,596)	(2,802)
Balance at end of period	$1,461	$1,590

As of June 30	2024	2023
Inventories, net
Raw materials	$72,799	$84,328
Work-in-process	23,550	22,350
Finished goods	169,562	170,892
	$265,911	$277,570

As of June 30	2024	2023
Property, plant and equipment, net
Land	$30,624	$27,813
Buildings and improvements	120,173	105,184
Machinery and equipment	273,965	291,454
Construction in progress	23,892	34,743
	448,654	459,194
Accumulated depreciation	(245,354)	(263,626)
	$203,300	$195,568

Certain of our facilities in Israel are on leased land. These leases expire in calendar years 2039, 2045 and 2062.

Property, plant and equipment, net includes internal-use software costs, net of accumulated amortization, of $3,123 and $3,426 at June 30, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted-
	Average
	Useful Life
As of June 30	(Years)	2024	2023
Intangibles, net
Cost
Technology	12	$94,259	$95,576
Product registrations, marketing and distribution rights	9	18,117	18,557
Customer relationships	12	30,418	30,235
Trade names, trademarks and other	6	5,213	5,605
		148,007	149,973
Accumulated amortization
Technology		(62,119)	(55,396)
Product registrations, marketing and distribution rights		(17,326)	(18,553)
Customer relationships		(19,001)	(16,884)
Trade names, trademarks and other		(4,528)	(4,153)
		(102,974)	(94,986)
		$45,033	$54,987

As of June 30	2024	2023
Goodwill
Balance at beginning of period	$53,274	$53,226
Acquisition	1,397	—
Effect of changes in exchange rates	(114)	48
Balance at end of period	$54,557	$53,274

As of June 30	2024	2023
Other assets
ROU operating lease assets	$37,604	$35,759
Deferred income taxes	19,371	8,711
Deposits	1,646	6,617
Insurance investments	6,305	6,067
Equity method investments	5,183	5,027
Derivative instruments	—	10,225
Debt issuance costs	911	1,408
Other	7,277	8,031
	$78,297	$81,845

As of June 30	2024	2023
Accrued expenses and other current liabilities
Employee related	$37,612	$29,359
Current operating lease liabilities	7,460	6,053
Commissions and rebates	7,875	5,833
Professional fees	8,918	5,032
Income and other taxes	2,931	8,663
Insurance-related	1,265	1,284
Insurance premium financing	5,185	4,769
Other	17,540	18,859
	$88,786	$79,852

The insurance premium financing has a fixed interest rate of 6.95% and monthly payments of $648.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30	2024	2023
Other liabilities
Long-term operating lease liabilities	$29,915	$29,077
Long-term and deferred income taxes	14,218	12,146
Supplemental retirement benefits, deferred compensation and other	6,678	6,552
U.S. pension plan	2,237	2,286
International retirement plans	3,212	4,210
Other long-term liabilities	6,846	6,076
	$63,106	$60,347

As of June 30	2024	2023
Accumulated other comprehensive loss
Derivative instruments	$13,104	$24,589
Foreign currency translation adjustment	(124,004)	(115,062)
Unrecognized net pension losses	(13,012)	(23,996)
Provision for income taxes on derivative instruments	(3,304)	(6,207)
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(4,477)	(1,700)
	$(123,527)	$(114,210)

6.   Debt

Subsequent Event – 2024 Credit Agreement

In July 2024, we entered into a Credit Agreement, (the “2024 Credit Agreement”) with a group of lenders, to refinance all our outstanding debt, to pay fees and expenses of the transaction, to finance the purchase price of the Proposed Acquisition upon completion and for ongoing working capital requirements and general corporate purposes. See “Note 17 — Subsequent Event — 2024 Credit Agreement.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2021 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum First Lien Net Leverage Ratio of 4.00:1.00 (or, specifically with respect to the Test Periods ended June 30, 2024, a maximum of 4.25:1.00); and (ii) a minimum interest coverage ratio of 3.00:1.00, each calculated on a trailing four-quarter basis. The 2021 Credit Agreement contains an acceleration clause should an event of default (as defined in the 2021 Credit Agreement) occur. As of June 30, 2024, we were in compliance with the financial covenants.

As of June 30, 2024, we had $176,000 in borrowings drawn under the 2021 Revolver and had outstanding letters of credit of $2,294, leaving $131,706 available for further borrowings and letters of credit under the 2021 Revolver, subject to restrictions in our 2021 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

Other Long-Term Debt

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The 2022 Term Loan matures in September 2027. The interest rate per annum applicable to the 2022 Term Loan is based on a fluctuating rate of interest, at the Company’s election from time to time, equal to either (i) one-month adjusted SOFR plus 2.00%; or (ii) a base rate determined by reference to the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.50%. The 2022 Term Loan is repayable in monthly installments of $35, with the balance payable at maturity.

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the years presented were:

	June 30		Years Ended June 30
	2024	2023	2024	2023	2022
2021 Revolver	6.00%	6.09%	6.14%	5.42%	2.08%
2021 Term A Loan	2.36%	2.36%	2.36%	2.37%	2.99%
2023 Incremental Term Loan	7.68%	7.44%	7.64%	7.40%	—%
2022 Term Loan	7.43%	7.25%	7.41%	6.43%	—%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

As of June 30	2024	2023
2021 Term A Loan due April 2026	$256,875	$273,750
2023 Incremental Term Loan due April 2026	45,000	50,000
2022 Term Loan due September 2027	11,265	11,685
	313,140	335,435
Unamortized debt issuance costs	(1,056)	(1,599)
	312,084	333,836
Less: current maturities of long-term debt and other	(29,795)	(22,295)
Long-term debt	$282,289	$311,541

Interest rates in the table are based on rates in effect as of the balance sheet dates, including fluctuating rates of interest, applicable rates and the interest rate swap agreement.

Aggregate Maturities of Long-Term Debt and Revolver

For the Years Ending June 30	Annual Maturities	Interest Payments
2025	$29,795	$19,785
2026	272,920	26,598
2027	420	755
2028	10,005	184
Total	$313,140	$47,322

For purposes of estimating future interest payments until maturity, we assume long-term debt decreases in accordance with the scheduled amortization and the 2021 Revolver continues unchanged at the June 30, 2024. We assume the March 2020 interest rate swap agreement remains in place through its June 2025 maturity and future interest rates and applicable rates are the same as the rates at June 30, 2024.

7.    Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. The remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 23 years.

The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:

As of June 30	2024	2023	Balance Sheet Classification
Assets:
Operating lease ROU assets	$37,604	$35,759	Other Assets

Liabilities:
Current portion	7,460	6,053	Accrued expenses and other current liabilities
Non-current portion	29,915	29,077	Other liabilities
Total operating lease liabilities	$37,375	$35,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the composition of net lease expense:

For the Year Ended June 30	2024	2023	2022
Operating lease expense	$8,888	$8,363	$8,461
Variable lease expense	1,150	1,139	1,376
Short-term lease expense	1,397	1,522	1,214
Total lease expense	$11,435	$11,024	$11,051

The following tables include other supplemental information:

For the Year Ended June 30	2024	2023	2022
Operating cash flows used for ROU operating leases	$8,231	$7,798	$8,642
Non-cash changes to ROU operating assets and lease liabilities	$9,283	$5,114	$11,930

As of June 30	2024	2023
Weighted average remaining lease term (in years) - operating leases	9.6	10.6
Weighted average discount rate - operating leases	4.73%	3.89%

At June 30, 2024 maturities of future lease liabilities were:

For the Years Ending June 30
2025	$8,800
2026	7,085
2027	5,212
2028	3,920
2029	3,048
2030 and thereafter	17,200
Total lease payments	45,265
Less: interest	7,890
Total operating lease liabilities	$37,375

There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 30, 2024. Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.

8.   Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2024 and 2023 were:

As of June 30	2024	2023		2024	2023

	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock – Class A	300,000,000	300,000,000	$0.0001	20,337,574	20,337,574
Common stock – Class B	30,000,000	30,000,000	$0.0001	20,166,034	20,166,034

Holders of our Class B common stock converted zero shares of Class B common stock to Class A common stock in 2024 and 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

We declared and paid quarterly cash dividends totaling $19,442 for the years ended June 30, 2024, 2023 and 2022, to holders of our Class A common stock and Class B common stock.

9.   Stock Incentive Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 4,481,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2024.

Restricted Stock Units

Our Board of Directors has approved grants of 600,000 restricted stock units (“RSUs”) to certain officers of the Company, pursuant to the Company's Incentive Plan and the RSU award agreements. Each RSU represents the right to receive a share of our common stock upon vesting. Certain RSUs are subject to time-based vesting, and certain RSUs are subject to performance-based vesting. The time-based RSUs vest in five equal annual amounts on each anniversary of the February 2024 grant date. The performance-based RSUs vest on the fourth anniversary of the July 2023 grant date and on the fifth anniversary of the February 2024 grant date, subject to continuation of employment on such dates, in increments of 10% (but no less than 20%) (with linear interpolation between increments) based upon the arithmetic average of the Company’s closing stock price per share for each trading day in the 90-calendar day period ending on the vesting date (the “90-Day Average”). None of the RSUs will vest if the 90-Day Average is below $20, and 100% of the RSUs will vest if the 90-Day Average is $60 or above. In the event of a change in control of the Company, following which either (i) 100% of the shares of stock cease to be traded on a nationally recognized stock exchange and the Company is no longer listed on any such exchange or (ii) a Qualifying Termination occurs within 12 months, all unvested RSUs will immediately vest in full. All RSUs were unvested as of June 30, 2024.

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

The weighted-average grant date fair value of the RSUs granted in 2024 was $5.44 per share. We recognize stock-based compensation expense for the RSUs on a straight-line basis over the vesting periods. Stock-based compensation expense related to RSUs was $475, $0 and $0 for the years ended June 30, 2024, 2023 and 2022, respectively. At June 30, 2024, there was $2,788 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted-average period of 4.1 years.

Stock Options

There was no stock-based compensation expense related to employee stock options in the periods included in the consolidated financial statements, and there was no stock option activity during 2024.

10.     Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of $1,590, $1,924 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,203 during 2024, 2023 and 2022, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

11.     Employee Benefit Plans

Domestic Pension Plan

We maintain a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. We amended the plan to eliminate credit for future service and compensation increases, effective September 2016. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the plan were as of June 30, 2024 and 2023.

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of the pension benefit obligation to a third-party insurance company. The annuity purchase price was $26,381 and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. We recognized a partial settlement of the pension plan, resulting from the recognition of net pension losses previously included in Accumulated other comprehensive loss. We recorded $10,674 of expense in selling, general and administrative expenses in our consolidated statement of operations during the year ended June 30, 2024.

Changes in the projected benefit obligation were:

For the Year Ended June 30	2024	2023
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$60,673	$63,079
Interest cost	1,775	2,608
Benefits paid	(954)	(2,865)
Actuarial gain	(1,852)	(2,149)
Settlement payment	(26,381)	—
Projected benefit obligation at end of year	$33,261	$60,673

The discount rate used for the projected benefit obligation at June 30, 2024 and 2023, was 5.4% and 5.0%, respectively.

The projected benefit obligation for the year ended June 30, 2024 decreased due to the agreement to irrevocably transfer a portion of the pension benefit obligation to a third-party insurance company, as well as actuarial gains at the annual remeasurement period due to a higher discount rate, partially offset by losses derived from other actuarial assumptions. The discount rate used each period is determined with reference to current long-term bond market rates. The projected benefit obligation also increases each year by the interest cost due to the passage of time and decreases each year by the benefits paid to plan participants.

Changes in the plan assets and funded status of the plan were:

For the Year Ended June 30	2024	2023
Change in plan assets
Fair value of plan assets at beginning of year	$58,387	$61,286
Actual return on plan assets	(28)	(34)
Benefits paid	(954)	(2,865)
Settlement payment	(26,381)	—
Fair value of plan assets at end of year	$31,024	$58,387
Liability funded status at end of year	$(2,237)	$(2,286)

The actual return on plan assets for the year ended June 30, 2024 was lower than expected due to a reduction in the market value of fixed income securities. Benefits paid decreased compared with the prior year as the pension settlement reduced the number of participants receiving benefits. Our investment strategy is to hold a significant portion of our plan assets in fixed income securities with maturities and amounts approximately matching projected future benefit payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status is included in other liabilities in the consolidated balance sheets at June 30, 2024 and 2023, respectively. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities. We do not expect to contribute to the domestic pension plan during 2025.

Accumulated other comprehensive loss related to the plan was:

For the Year Ended June 30	2024	2023
Accumulated other comprehensive loss related to pension plan
Balance at beginning of period	$(23,996)	$(24,208)
Amortization of net actuarial loss	370	721
Current period net actuarial loss	(60)	(509)
Settlement expense recognized	10,674	—
Net change	10,984	212
Balance at end of period	$(13,012)	$(23,996)

Net periodic pension expense was:

For the Year Ended June 30	2024	2023	2022
Interest cost on benefit obligation	$1,775	$2,608	$1,675
Expected return on plan assets	(1,884)	(2,624)	(3,413)
Amortization of net actuarial loss and prior service costs	370	721	480
Settlement expense	10,674	—	—
Net periodic pension expense (income)	$10,935	$705	$(1,258)

Significant actuarial assumptions used for the net periodic pension expense for the plan were:

For the Year Ended June 30	2024	2023	2022
Discount rate for interest cost	5.0%	4.3%	2.2%
Expected rate of return on plan assets	5.8%	4.4%	4.4%
Discount rate for benefit obligation	5.1%	4.6%	2.9%

The plan used the Aon AA Bond Universe as a benchmark for its discount rate as of June 30, 2024, 2023 and 2022. The discount rate is determined by matching the plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments, based on the benefit obligation as of June 30, 2024 are:

For the Years Ending June 30
2025	$1,388
2026	1,600
2027	1,809
2028	1,955
2029	2,113
2030 – 2034	11,486

The plan’s target asset allocation for 2025 and the weighted-average asset allocation of plan assets as of June 30, 2024 and 2023 are:

	Target
	Allocation	Percentage of Plan Assets
For the Year Ended June 30	2025	2024	2023
Debt securities	65% - 85%	79%	75%
Equity securities	10% - 30%	18%	12%
Global asset allocation/risk parity (1)	0% - 15%	2%	3%
Other	0% - 10%	1%	10%
(1)	The global asset allocation/risk parity category consists of a variety of asset classes including, but not limited to, global bonds, global equities, real estate and commodities.

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

The fair values of the plan assets by asset category were:

	Fair Value Measurements Using
As of June 30, 2024	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$277	—	—	$277
Common-collective funds
Global large cap equities	—	5,077	524	5,601
Fixed income securities	—	24,650	—	24,650
Mutual funds
Global asset allocations/risk parity	496	—	—	496
	$773	$29,727	$524	$31,024

	Fair Value Measurements Using
As of June 30, 2023	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,063	$—	$—	$6,063
Common-collective funds
Global large cap equities	—	5,552	1,519	7,071
Fixed income securities	—	43,794	—	43,794
Mutual funds
Global asset allocations/risk parity	1,426	—	—	1,426
Other	—	—	33	33
	$7,489	$49,346	$1,552	$58,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a summary of the changes in the fair value of Level 3 assets:

Change in Fair Value Level 3 assets	2024	2023
Balance at beginning of period	$1,552	$1,962
Redemptions	(1,316)	(603)
Purchases	200	—
Change in fair value	88	193
Balance at end of period	$524	$1,552

The following outlines the valuation methodologies used to estimate the fair value of plan assets:

●	Cash and cash equivalents are valued at $1 per unit;
●	Common-collective funds are determined based on current market values of the underlying assets of the fund;
●	Mutual funds are valued using quoted market prices in active markets; and
●	For Level 3 managed assets, business appraisers use a combination of valuations and appraisal methodologies, as well as a number of assumptions to create a price that brokers evaluate. For Level 3 non-managed assets, pricing is provided by various sources, such as issuer or investment manager.

Other employee benefit plans

We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. The Company contributes: (i) a matching contribution equal to 100% of the first 6.0% of an employee’s contribution; and (ii) an additional discretionary contribution of up to 4.5% of compensation, depending on the employee’s age and years of service, provided that such contributions comply with ERISA non-discrimination requirements. Employee and Company contributions are subject to certain ERISA limitations. Employees are immediately vested in Company contributions. Our contribution expense was $5,395, $6,214 and $6,341 in 2024, 2023 and 2022, respectively.

Our consolidated balance sheets include other employee-related liabilities of $9,990 and $10,862 as of June 30, 2024 and 2023, respectively, including international retirement plans, supplemental retirement benefits and long-term incentive arrangements. Expense under these plans was $4,189, $4,067 and $3,788 in 2024, 2023 and 2022, respectively.

12. Income Taxes

The components of income before income taxes consisted of the following:

For the Year Ended June 30	2024	2023	2022
Domestic	$(22,820)	$14,776	$27,695
Foreign	33,736	39,295	44,632
Income before income taxes	$10,916	$54,071	$72,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the provision for income taxes were:

For the Year Ended June 30	2024	2023	2022
Current provision:
Federal	$3,037	$9,801	$4,874
State and local	1,718	1,810	1,468
Foreign	15,740	12,750	17,613
Total current provision	20,495	24,361	23,955
Deferred provision (benefit):
Federal	(4,755)	(6,151)	(75)
State and local	(1,523)	(266)	251
Foreign	(4,468)	3,424	23
Change in foreign valuation allowances	(1,249)	97	(1,002)
Total deferred benefit	(11,995)	(2,896)	(803)

Provision for income taxes	$8,500	$21,465	$23,152

Reconciliations of the federal statutory rate to the Company’s effective tax rate were:

For the Year Ended June 30	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	(1.1)	2.0	2.0
Higher taxes on non-U.S. income	9.9	8.9	4.8
Changes in uncertain tax positions	30.7	5.1	4.4
Global Intangible Low-Taxed Income	18.3	3.3	0.3
Recognition of federal and foreign tax credits	(10.6)	(3.1)	(0.9)
Change in valuation allowance	(11.4)	0.2	(1.4)
Foreign derived intangible income	(3.8)	(3.7)	(2.1)
Non-U.S. withholding and related taxes, net, on planned repatriation	28.4	—	—
Impact of foreign tax credit regulations and related changes	(20.0)	1.9	—
Non-deductible operating expenses	11.3	0.9	0.8
Non-deductible acquisition costs	4.3	—	—
Other	0.9	3.2	3.1
Effective income tax rate	77.9%	39.7%	32.0%

We record the Global Intangible Low-Taxed Income (“GILTI”) aspects of comprehensive U.S. income tax legislation as a period expense. The provision for income taxes for the years ended June 30, 2024, 2023 and 2022, included $2,003, $1,775 and $207 of federal tax expense from the effects of GILTI, respectively.

The Company benefits from certain tax holidays in Israel; the impact of which are included within Higher taxes on non-U.S. income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:

As of June 30	2024	2023
Deferred tax assets:
Employee-related accruals	$6,620	$5,461
Inventory	1,521	2,864
Environmental remediation	767	1,733
Net operating loss carry forwards–domestic	777	839
Net operating loss carry forwards–foreign	3,813	4,389
Operating lease liabilities	6,788	6,521
R&D cost capitalization	7,227	4,283
Unrealized foreign exchange	1,470	—
Carried foreign interest expense	4,518	—
Other	7,224	(1,311)
	40,725	24,779
Valuation allowance	(1,288)	(2,598)
	39,437	22,181
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(5,282)	(6,286)
Operating lease ROU assets	(6,441)	(6,280)
Unrealized foreign exchange	—	(1,906)
Non-U.S. withholding and related taxes, net, on planned repatriation	(2,828)	—
Other	(6,182)	(712)
	(20,733)	(15,184)

Net deferred tax asset	$18,704	$6,997

Deferred taxes are included in the consolidated balance sheets as follows:

As of June 30	2024	2023
Other assets	$19,371	$8,711
Other liabilities	(667)	(1,714)
	$18,704	$6,997

The valuation allowance established against deferred tax assets was:

As of June 30	2024	2023	2022
Balance at beginning of period	$2,598	$2,618	$3,709
(Benefit) provision for income taxes	(1,310)	(20)	(1,091)
Balance at end of period	$1,288	$2,598	$2,618

The Company records valuation allowances against certain foreign and state deferred tax assets when, after considering all of the available evidence, it is more likely than not that these assets will not be realized.

The Company has $17,250 of state net operating loss carry forwards. $9,320 that will expire in 2024 through 2043, and $7,930 that do not expire, and $16,208 of foreign net operating loss carry forwards of which most are in jurisdictions that have no expiration.

If amounts are repatriated from certain of our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. We expect to repatriate approximately $80,000 of non-U.S. earnings, which will be subject to applicable non-U.S. withholding and related taxes, net of reductions in U.S. income taxes. As of June 30, 2024 we recorded a liability of $2,828 related to the planned repatriation of international earnings. We consider all other undistributed earnings of such foreign subsidiaries to be indefinitely reinvested. At June 30, 2024, our cash and cash equivalents and short-term investments included $111,890 held by our international subsidiaries. We do not provide

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

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

Reconciliations of the beginning and ending amounts of gross unrecognized tax benefits are as follows:

As of June 30	2024	2023	2022
Unrecognized tax benefits–beginning of period	$9,449	$7,832	$5,311
Tax position changes–current period	2,066	2,181	5,333
Tax position changes–prior periods, including settlements with tax authorities	615	193	(1,175)
Lapse of statute of limitations	(58)	(194)	(1,071)
Effect of changes in exchange rates	(211)	(563)	(566)
Unrecognized tax benefits–end of period	11,861	9,449	7,832
Interest and penalties–end of period	1,689	981	427
Total liabilities related to uncertain tax positions	$13,550	$10,430	$8,259

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized and recorded interest and penalties expense of $740, $589 and $74 for 2024, 2023 and 2022, respectively.

Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:

●	U.S. federal and significant states, through June 30, 2019;
●	Brazil, through December 31, 2018; and
●	Israel, through June 30, 2020, for certain subsidiaries and through June 30, 2021, for certain subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The United States Environmental Protection Agency (the “EPA”) oversees remediation of contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility of our subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”). The EPA entered into a settlement agreement and court-approved consent decree (the “Consent Decree”) with a group of companies, including Phibro-Tech and certain other subsidiaries of PAHC due to groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site.

In February 2023, Phibro-Tech signed a definitive settlement agreement that provided for a “cash-out” settlement, with contribution protection, for Phibro-Tech and its affiliates releasing Phibro-Tech and its affiliates from liability for contamination of the groundwater plume affected by the Omega Chemical Site (with certain exceptions). The settlement agreement does not constitute an admission of liability on the part of Phibro-Tech or its affiliates. As part of the settlement, Phibro-Tech also resolved all claims for indemnification and contribution between Phibro-Tech and the successor to the prior owner of the Phibro-Tech site. The EPA, the Department of Justice and the district court have approved the definitive settlement agreement and the Consent Decree. The district court’s order can be appealed within 60 days, which period will expire on September 10, 2024. As of June 30, 2024, Phibro-Tech and one of its affiliates have made settlement payments totaling $5,019, which represents all cash payments required by the definitive settlement agreement.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,282 and $8,505 at June 30, 2024 and 2023, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

As of June 30, 2024, we have agreements to purchase goods and services totaling approximately $2,000 that are enforceable and legally binding and include amounts for future purchases. Payments for these obligations are expected to be approximately $2,000 in 2025.

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

We are a party to an interest rate swap agreement on $300,000 of notional principal that effectively converts the floating portion of our interest obligation on that amount of debt to a fixed interest rate of 0.61% through June 2025. We designated the interest rate swap as a highly effective cash flow hedge.

We are a party to foreign currency option contracts used to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through December 2024. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

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

As of June 30	2024	2023
Other current assets
Foreign currency option contracts, net	$39	$333
Interest rate swap	13,151	14,031
Other assets
Foreign currency option contracts, net	—	—
Interest rate swap	—	10,225
Accrued expense and other current liabilities
Foreign currency option contracts, net	(41)	—
Interest rate swaps	—	—
Total Fair Value
Foreign currency option contracts, net	(2)	333
Interest rate swap	13,151	24,256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notional amounts of the derivatives as of the balance sheet date were:

As of June 30	2024
Interest rate swap		$300,000
Brazil Real-USD call options	R$	36,000
Brazil Real-USD put options	R$	(36,000)
USD-Israel shekel call options		$(3,043)
USD-Israel shekel put options		$3,043

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the years ended June 30, 2024 and 2023 included the effects of derivatives as follows:

For the Year Ended June 30	2024	2023
Foreign currency option contracts, net
(Income) expense recorded in consolidated statements of operations	$(1,126)	$1,237
Consolidated statement of operations - total cost of goods sold	$704,587	$679,652
Consolidated statement of operations - total selling, general and administrative expenses	$259,777	$226,390
(Income) expense recorded in comprehensive income	$380	$270
Interest rate swap
(Income) expense recorded in consolidated statements of operations	$(14,503)	$(9,870)
Consolidated statement of operations - total interest expense, net	$18,536	$15,321
(Income) expense recorded in comprehensive income	$11,105	$(3,968)

We recognize gains and losses related to certain foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of June 30, 2024 included realized net gains of $1,142 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next 12 months.

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

In assessing the fair value of financial instruments at June 30, 2024 and 2023, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Assets (Liabilities)

As of	June 30, 2024			June 30, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$44,000	$—	$—	$40,000	$—	$—
Foreign currency derivatives	$—	$(2)	$—	$—	$333	$—
Interest rate swap	$—	$13,151	$—	$—	$24,256	$—

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

We evaluate performance of our segments based on Adjusted EBITDA. We calculate Adjusted EBITDA as net income plus (a) interest expense, net, (b) provision for income taxes or less benefit for income taxes, (c) depreciation and amortization, (d) other expense or less other income, as separately reported on our consolidated statements of operations,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including foreign currency (gains) losses, net and (e) certain items that we consider to be unusual, non-operational or non-recurring.

For the Year Ended June 30	2024	2023	2022
Net sales
Animal Health	$706,482	$659,851	$607,055
Mineral Nutrition	243,663	242,656	259,512
Performance Products	67,534	75,382	75,694
Total segments	$1,017,679	$977,889	$942,261

Depreciation and amortization
Animal Health	$30,194	$27,714	$26,759
Mineral Nutrition	2,427	2,638	2,616
Performance Products	1,688	1,780	1,717
Total segments	$34,309	$32,132	$31,092
Adjusted EBITDA
Animal Health	$145,606	$136,139	$124,106
Mineral Nutrition	16,449	17,417	24,038
Performance Products	7,662	9,346	8,706
Total segments	$169,717	$162,902	$156,850
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$10,916	$54,071	$72,327
Interest expense, net	18,536	15,321	11,875
Depreciation and amortization – Total segments	34,309	32,132	31,092
Depreciation and amortization – Corporate	1,869	1,880	1,613
Corporate costs	58,480	50,149	45,767
Acquisition-related cost of goods sold	521	—	316
Acquisition-related transaction costs	6,405	—	279
Pension settlement cost	10,674	—	—
Brazil employment taxes	4,202	—	—
Stock-based compensation	475	—	—
Phibro Forward income growth initiatives implementation costs	366	—	—
Insurance proceeds	(899)	—	—
Environmental remediation costs	—	6,894	—
Gain on sale of investment	—	—	(1,203)
Foreign currency (gains) losses, net	23,863	2,455	(5,216)
Adjusted EBITDA – Total segments	$169,717	$162,902	$156,850

As of June 30	2024	2023
Identifiable assets
Animal Health	$684,407	$698,522
Mineral Nutrition	67,088	75,814
Performance Products	50,862	49,678
Total segments	802,357	824,014
Corporate	179,827	147,383
Total	$982,184	$971,397

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The geographic location of property, plant and equipment, net was:

As of June 30	2024	2023
Property, plant and equipment, net
United States	$87,526	$79,404
Israel	60,395	61,304
Brazil	30,348	30,359
Ireland	19,038	18,900
Other	5,993	5,601
	$203,300	$195,568

17. Subsequent Event – 2024 Credit Agreement

In July 2024, we entered into the 2024 Credit Agreement with a group of lenders. Initial borrowings were used to refinance all our outstanding debt, to pay fees and expenses of the transaction, and for ongoing working capital requirements and general corporate purposes. Borrowings under the Delayed Draw Term A-1 and A-2 Loans will be used to finance the purchase price of the Proposed Acquisition upon completion of the acquisition (the “Closing Date”).

Under the 2024 Credit Agreement, there are (i) Initial Term A-1 Loans in an initial aggregate principal amount of $162,000 (the “Initial Term A-1 Loans”), (ii) Delayed Draw Term A-1 Loans in an initial aggregate principal amount of $189,000 (the “Delayed Draw Term A-1 Loans” and, together with the Initial Term A-1 Loans, the “Term A-1 Loans”) (iii) Initial Term A-2 Loans in an initial aggregate principal amount of $138,000 (the “Initial Term A-2 Loans”), (iv) Delayed Draw Term A-2 Loans in an initial aggregate principal amount of $161,000 (the “Delayed Draw Term A-2 Loans” and, together with the Initial Term A-2 Loans, the “Term A-2 Loans”), and (v) Revolving Credit Commitments in an initial aggregate principal amount of $310,000 (the “Revolving Credit Commitments” and, together with the Term A-1 Loans and Term A-2 Loans, the “2024 Credit Facilities”). The 2024 Credit Facilities mature in July 2029 in the case of the Term A-1 Loans and the Revolving Credit Commitments and in July 2031 in the case of the Term A-2 Loans.

Borrowings under the 2024 Credit Facilities bear interest at rates based on the ratio of the Company and its subsidiaries’ net consolidated indebtedness to the Company and its subsidiaries’ consolidated EBITDA (the “Net Leverage Ratio”). The interest rates per annum for loans under the 2024 Credit Facilities are based on a fluctuating rate of interest as selected by the Company plus an applicable rate as set forth in the table below:

	Revolving Credit and Term A-1 Loans		Term A-2 Loans
Net Leverage Ratio	Base rate	SOFR	Base rate	SOFR
≥ 4.00:1.00	1.75%	2.75%	2.25%	3.25%
≥ 3.50:1.00 and < 4.00:1.00	1.50%	2.50%	2.00%	3.00%
≥ 2.25:1.00 and < 3.50:1.00	1.25%	2.25%	1.75%	2.75%
< 2.25:1.00	1.00%	2.00%	1.50%	2.50%

The Company may receive patronage from the lenders providing the Term A-2 Loans, to the extent eligible under such lender’s patronage program, as determined by such lender in its sole discretion.

Pursuant to the terms of the 2024 Credit Agreement, the 2024 Credit Facilities are subject to various covenants that, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and a quarterly maximum Net Leverage Ratio of 4.0x and so long as no default or event of default under the 2024 Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Indebtedness under the 2024 Credit Facilities is collateralized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by a first priority lien on substantially all assets of Phibro and certain of our domestic subsidiaries. The 2024 Credit Agreement contains an acceleration clause should an event of default (as defined) occur.

The 2024 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum Net Leverage Ratio and (ii) a minimum interest coverage ratio, each calculated on a trailing four-quarter basis, as follows:

Period	maximum Net Leverage Ratio	minimum interest coverage ratio
Prior to the Closing Date	4.00:1.00	3.00:1.00
First fiscal quarter ending after the Closing Date through the eighteen-month anniversary of the Closing Date	4.75:1.00	2.50:1.00
Eighteen-month anniversary of the Closing Date to the thirty-month anniversary of the Closing Date	4.50:1.00	2.75:1.00
Thirty-month anniversary of Closing Date to the forty-two month anniversary of the Closing Date	4.25:1.00	3.00:1.00
After the forty-two month anniversary of the Closing Date	4.00:1.00	3.00:1.00

We are a party to an interest rate swap agreement on $300,000 of notional principal that effectively converts the floating portion of our interest obligation on that amount of debt to a fixed rate of 0.61% through June 2025. We have designated the interest rate swap as a highly effective cash flow hedge. For additional details, see “Note 14 — Derivatives.”

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide the reasonable assurance described above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2024.

The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under “Item 8 — Financial Statements and Supplementary Data.”

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

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2024.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the fiscal years ended June 30, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2024, 2023 and 2022

Consolidated Balance Sheets at June 30, 2024 and 2023

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

(2)	Schedules: None
(3)	The exhibits filed are listed in the Index to Exhibits immediately preceding the signature page of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit Number	Exhibit Description

Exhibit 2.1	Purchase and Sale Agreement, dated April 28, 2024, among Phibro Animal Health Corporation, Phibro Animal Health S.A. and Zoetis Inc.

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

Exhibit 10.1	Debt Commitment Letter, dated April 28, 2024, among Phibro Animal Health Corporation, Phibro Animal Health S.A., Coöperatieve Rabobank U.A., New York Branch, Compeer Financial, PCA and Citibank, N.A.

Exhibit 10.2

Credit Agreement dated July 3, 2024, among Phibro Animal Health Corporation, the guarantors party thereto, Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), as Administrative Agent, Collateral Agent and Letter of Credit Issuer, and each lender party thereto (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2024 (File No. 001-36410)).

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

Exhibit 10.19

Executive Long-Term Incentive Agreement dated July 5, 2023 by and between Phibro Animal Health Corporation and Larry L. Miller (incorporated by reference to Exhibit 10.18 to Phibro Animal Health Corporation’s 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 30, 2023 (File No. 001-36410)).

Exhibit 10.20

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

Exhibit 10.21

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

Exhibit 10.23

Severance Protection Letter, dated February 7, 2022, by and between Damian Finio and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.25 to Phibro Animal Health Corporation’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2022 (File No. 001-36410)).

Exhibit 10.24

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

Exhibit 10.25	Employment Offer Letter, dated October 10, 2023, by and between Glenn David and Phibro Animal Health Corporation, including noncompetition and nonsolicitation agreement.

Exhibit 19.1	Phibro Animal Health Corporation Insider Trading and Disclosure of Confidential Information Policy.

Exhibit 21.1	List of Subsidiaries of Phibro Animal Health Corporation.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302.

Exhibit 31.2	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302.

Exhibit 32.1**	Chief Executive Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906.

Exhibit 32.2**	Chief Financial Officer-Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906.

Exhibit 97.1	Phibro Animal Health Corporation Clawback Policy.

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (embedded within the inline XBRL and contained in Exhibit 101)

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

Phibro Animal Health Corporation

August 28, 2024	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Phibro Animal Health Corporation

August 28, 2024	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

August 28, 2024	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer

August 28, 2024	By:	/s/ Daniel M. Bendheim
Daniel M. Bendheim
Director and Executive Vice President,
Corporate Strategy

August 28, 2024	By:	/s/ Jonathan Bendheim
Jonathan Bendheim
Director and President, MACIE Region and
General Manager of Israel Operations

August 28, 2024	By:	/s/ Alejandro Bernal
Alejandro Bernal
Director

August 28, 2024	By:	/s/ E. Thomas Corcoran
E. Thomas Corcoran
Director

August 28, 2024	By:	/s/ Sam Gejdenson
Sam Gejdenson
Director

August 28, 2024	By:	/s/ Mary Lou Malanoski
Mary Lou Malanoski
Director

August 28, 2024	By:	/s/ Carol A. Wrenn
Carol A. Wrenn
Director