Form 10-Q
period 2024-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2024-11-06
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
For the Periods Ended September 30	2024	2023

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$260,432	$231,349
Cost of goods sold	176,937	163,623
Gross profit	83,495	67,726
Selling, general and administrative expenses	65,796	68,452
Operating income (loss)	17,699	(726)
Interest expense, net	7,641	4,564
Foreign currency losses, net	438	6,689
Income (loss) before income taxes	9,620	(11,979)
Provision (benefit) for income taxes	2,645	(3,964)
Net income (loss)	$6,975	$(8,015)

Net income (loss) per share
basic	$0.17	$(0.20)
diluted	$0.17	$(0.20)
Weighted average common shares outstanding
basic	40,504	40,504
diluted	40,582	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months
For the Periods Ended September 30	2024	2023

	(unaudited)
	(in thousands)
Net income (loss)	$6,975	$(8,015)
Change in fair value of derivative instruments	(4,848)	(1,891)
Foreign currency translation adjustment	3,168	(3,560)
Pension settlement recognition	—	10,425
Unrecognized net pension gains	78	644
Benefit (provision) for income taxes	1,194	(2,264)
Other comprehensive (loss) income	(408)	3,354
Comprehensive income (loss)	$6,567	$(4,661)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
As of	2024	2024

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$51,837	$70,613
Short-term investments	38,000	44,000
Accounts receivable, net	160,777	169,452
Inventories, net	272,556	265,911
Other current assets	47,597	51,021
Total current assets	570,767	600,997
Property, plant and equipment, net	206,315	203,300
Intangibles, net	42,935	45,033
Goodwill	54,588	54,557
Other assets	91,684	78,297
Total assets	$966,289	$982,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$7,500	$29,795
Accounts payable	86,528	85,567
Accrued expenses and other current liabilities	82,866	88,786
Total current liabilities	176,894	204,148
Revolving credit facility	179,000	176,000
Long-term debt	287,668	282,289
Other liabilities	64,200	63,106
Total liabilities	707,762	725,543
Commitments and contingencies (Note 8)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at September 30, 2024, and June 30, 2024; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at September 30, 2024, and June 30, 2024	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	136,457	136,278
Retained earnings	246,001	243,886
Accumulated other comprehensive loss	(123,935)	(123,527)
Total stockholders’ equity	258,527	256,641
Total liabilities and stockholders’ equity	$966,289	$982,184

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
For the Periods Ended September 30	2024	2023

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$6,975	$(8,015)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	9,004	8,871
Amortization of debt issuance costs	367	260
Deferred income taxes	(4,883)	(2,691)
Foreign currency (gains) losses, net	(517)	3,222
Pension settlement cost	—	10,425
Stock-based compensation	179	81
Other	(461)	959
Changes in operating assets and liabilities
Accounts receivable, net	9,208	12,781
Inventories, net	(5,164)	(5,005)
Other current assets	(979)	(3,297)
Other assets	1,113	(191)
Accounts payable	1,304	4,603
Accrued expenses and other liabilities	(3,524)	(5,804)
Net cash provided by operating activities	12,622	16,199
INVESTING ACTIVITIES
Purchases of short-term investments	—	(17,000)
Maturities of short-term investments	6,000	9,000
Capital expenditures	(9,583)	(7,476)
Other, net	653	124
Net cash used by investing activities	(2,930)	(15,352)
FINANCING ACTIVITIES
Revolving credit facility borrowings	267,000	51,000
Revolving credit facility repayments	(264,000)	(38,000)
Proceeds from long-term debt	300,000	—
Payments of long-term debt	(315,015)	(5,105)
Debt issuance costs	(10,377)	—
Payments of insurance premium financing	(1,945)	(1,739)
Dividends paid	(4,860)	(4,860)
Net cash (used) provided by financing activities	(29,197)	1,296
Effect of exchange rate changes on cash	729	(271)
Net (decrease) increase in cash and cash equivalents	(18,776)	1,872
Cash and cash equivalents at beginning of period	70,613	41,281
Cash and cash equivalents at end of period	$51,837	$43,153

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2024	40,503,608	$4	$—	$136,278	$243,886	$(123,527)	$256,641
Comprehensive income (loss)	—	—	—	—	6,975	(408)	6,567
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation	—	—	—	179	—	—	179
As of September 30, 2024	40,503,608	$4	$—	$136,457	$246,001	$(123,935)	$258,527

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912	$(114,210)	$282,509
Comprehensive (loss) income	—	—	—	—	(8,015)	3,354	(4,661)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation	—	—	—	81	—	—	81
As of September 30, 2023	40,503,608	$4	$—	$135,884	$248,037	$(110,856)	$273,069

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

The unaudited consolidated financial information for the three months ended September 30, 2024 and 2023, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Annual Report”), filed with the Securities and Exchange Commission on August 28, 2024 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2024, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2024, there have been no material changes to any of the significant accounting policies contained therein.

Net Income (Loss) per Share and Weighted Average Shares

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.

Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents resulting from the assumed vesting of restricted stock units, unless the effect would be antidilutive. Common share equivalents were included in the calculation of diluted net income per share for the three months ended September 30, 2024.

	Three Months
For the Periods Ended September 30	2024	2023
Net income (loss)	$6,975	$(8,015)

Weighted average number of shares – basic	40,504	40,504
Dilutive effect of restricted stock units	78	—
Weighted average number of shares - diluted	40,582	40,504

Net income (loss) per share
basic	$0.17	$(0.20)
diluted	$0.17	$(0.20)

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

We have a diversified portfolio of products that are classified within our three reportable business segments—Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months
For the Periods Ended September 30	2024	2023
Animal Health
MFAs and other	$107,844	$94,104
Nutritional specialties	42,649	40,210
Vaccines	32,030	26,216
Total Animal Health	$182,523	$160,530
Mineral Nutrition	59,062	56,026
Performance Products	18,847	14,793
Total	$260,432	$231,349

Net Sales by Region

	Three Months
For the Periods Ended September 30	2024	2023
United States	$143,549	$131,287
Latin America and Canada	71,151	58,703
Europe, Middle East and Africa	31,125	26,879
Asia Pacific	14,607	14,480
Total	$260,432	$231,349

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense, Net

	Three Months
For the Periods Ended September 30	2024	2023
Interest expense, net
Credit Facilities	$6,200	$5,101
2022 Term Loan	12	216
Amortization of debt issuance costs	367	260
Refinancing expense	1,960	—
Other	226	68
Interest expense	8,765	5,645
Interest income	(1,124)	(1,081)
	$7,641	$4,564

For the three months ended September 30, 2024, refinancing expense included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the the writeoff of unamortized deferred financing costs on previously outstanding debt.

Depreciation and Amortization

	Three Months
For the Periods Ended September 30	2024	2023
Depreciation and amortization
Depreciation of property, plant and equipment	$6,742	$6,431
Amortization of intangible assets	2,262	2,440
	$9,004	$8,871

Pension Settlement

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of our pension benefit obligation to a third-party insurance company. The annuity purchase price was $26,381 and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. During the three months ended September 30, 2023, we recognized a partial settlement of the pension plan and recorded $10,425 in selling, general and administrative expenses in our consolidated statement of operations, resulting from the recognition of net pension losses previously included in Accumulated other comprehensive loss.

4. Balance Sheets—Additional Information

	September 30,	June 30,
As of	2024	2024
Inventories
Raw materials	$76,795	$72,799
Work-in-process	25,040	23,550
Finished goods	170,721	169,562
	$272,556	$265,911

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,	June 30,
As of	2024	2024
Other assets
ROU operating lease assets	$37,559	$37,604
Deferred income taxes	25,526	19,371
Deposits	623	1,646
Insurance investments	6,395	6,305
Equity method investments	5,453	5,183
Debt issuance costs	8,844	911
Other	7,284	7,277
	$91,684	$78,297

	September 30,	June 30,
As of	2024	2024
Accrued expenses and other current liabilities
Employee related	$29,979	$37,612
Current operating lease liabilities	7,897	7,460
Commissions and rebates	4,617	7,875
Professional fees	11,911	8,918
Income and other taxes	5,543	2,931
Insurance-related	1,484	1,265
Insurance premium financing	3,241	5,185
Other	18,194	17,540
	$82,866	$88,786

	September 30,	June 30,
As of	2024	2024
Other liabilities
Long-term operating lease liabilities	$29,819	$29,915
Long-term and deferred income taxes	15,036	14,218
Supplemental retirement benefits, deferred compensation and other	6,749	6,678
U.S. pension plan, net	2,210	2,237
International retirement plans	3,240	3,212
Derivative instruments	653	—
Other long-term liabilities	6,493	6,846
	$64,200	$63,106

	September 30,	June 30,
As of	2024	2024
Accumulated other comprehensive loss
Derivative instruments	$8,256	$13,104
Foreign currency translation adjustment	(120,836)	(124,004)
Unrecognized net pension losses	(12,934)	(13,012)
Income tax benefit	1,579	385
	$(123,935)	$(123,527)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.  Debt

Term Loans and Revolving Credit Facilities

2024 Credit Agreement

In July 2024, we entered into a Credit Agreement, (the “2024 Credit Agreement”) with a group of lenders. Initial borrowings were used to refinance all our outstanding debt, to pay fees and expenses of the transaction and for ongoing working capital requirements and general corporate purposes. Borrowings under the Delayed Draw Term A-1 Loans (as defined below) and Delayed Draw Term A-2 Loans (as defined below) were drawn on October 31, 2024 and used to finance the purchase price of the Acquisition discussed in “Note 12 — Subsequent Events.”

Under the 2024 Credit Agreement, there are (i) Initial Term A-1 Loans in an initial aggregate principal amount of $162,000 (the “Initial Term A-1 Loans”), (ii) Delayed Draw Term A-1 Loans in an initial aggregate principal amount of $189,000 (the “Delayed Draw Term A-1 Loans” and, together with the Initial Term A-1 Loans, the “Term A-1 Loans”), (iii) Initial Term A-2 Loans in an initial aggregate principal amount of $138,000 (the “Initial Term A-2 Loans”), (iv) Delayed Draw Term A-2 Loans in an initial aggregate principal amount of $161,000 (the “Delayed Draw Term A-2 Loans” and, together with the Initial Term A-2 Loans, the “Term A-2 Loans”), and (v) Revolving Credit Commitments in an initial aggregate principal amount of $310,000 (the “Revolving Credit Commitments” and, together with the Term A-1 Loans and Term A-2 Loans, the “2024 Credit Facilities”). The 2024 Credit Facilities mature in July 2029 in the case of the Term A-1 Loans and the Revolving Credit Commitments and in July 2031 in the case of the Term A-2 Loans.

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

Pursuant to the terms of the 2024 Credit Agreement, the 2024 Credit Facilities are subject to various covenants that, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and a quarterly maximum Net Leverage Ratio of 4.0x and so long as no default or event of default under the 2024 Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Indebtedness under the 2024 Credit Facilities is collateralized by a first priority lien on substantially all assets of Phibro and certain of our domestic subsidiaries. The 2024 Credit Agreement contains an acceleration clause should an event of default (as defined) occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2024 Credit Agreement requires, among other things, compliance with financial covenants that permit: (i) a maximum Net Leverage Ratio and (ii) a minimum interest coverage ratio, each calculated on a trailing four-quarter basis, as follows:

Period	maximum Net Leverage Ratio	minimum interest coverage ratio
Prior to October 31, 2024	4.00:1.00	3.00:1.00
First fiscal quarter ending after October 31, 2024 through April 30, 2026	4.75:1.00	2.50:1.00
After April 30, 2026 to April 30, 2027	4.50:1.00	2.75:1.00
After April 30, 2027 to April 30, 2028	4.25:1.00	3.00:1.00
After April 30, 2028	4.00:1.00	3.00:1.00

As of September 30, 2024, we were in compliance with the financial covenants of the 2024 Credit Agreement.

For the three months ended September 30, 2024, we paid $10,377 in lender and other fees related to the 2024 Credit Facilities, which are being amortized to interest expense through the maturity dates of the 2024 Credit Facilities. The payment of these debt issuance costs is reflected within the financing activities section of the consolidated statements of cash flows. For the three months ended September 30, 2024, we also incurred $1,960 in certain costs and charges resulting from the refinancing, which included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the writeoff of unamortized deferred financing costs on previously outstanding debt.

As of September 30, 2024, we had $179,000 in borrowings drawn under the 2024 Revolver and had outstanding letters of credit of $2,294, leaving $128,706 available for further borrowings and letters of credit under the 2024 Revolver, subject to restrictions in our 2024 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

2021 Credit Agreement and Other Long-Term Debt

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

The 2021 Revolver contains a letter of credit facility. The interest rate per annum applicable to the 2021 Revolver and the 2021 Term A Loan was based on a fluctuating rate of interest plus an applicable rate equal to 1.50%, 1.75%, 2.00% or 2.25%, in the case of adjusted SOFR rate loans and 0.50%, 0.75%, 1.00% or 1.25%, in the case of base rate loans. The interest rate per annum applicable to the 2023 Incremental Term Loan was based on a fluctuating rate of interest plus an applicable rate equal to 2.00%, 2.25%, 2.50% or 2.75% in the case of adjusted SOFR rate loans and 1.00%, 1.25%, 1.50% or 1.75% in the case of base rate loans. The applicable rates were based on the First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement, as amended). The 2021 Credit Facilities were scheduled to mature in April 2026. However, the remaining principal balances outstanding under the 2021 Credit Facilities of $301,875 were settled in full with proceeds from the 2024 Credit Facilities on July 3, 2024.

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The interest rate per annum applicable to the 2022 Term Loan was based on a fluctuating rate of interest, at the Company’s election from time to time, equal to either (i) one-month adjusted SOFR plus 2.0%, or (ii) a base rate determined by reference to the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.5%. The 2022 Term Loan was repayable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in monthly installments of $35, with the balance payable at maturity and was scheduled to mature in September 2027. However, the remaining outstanding principal balance of $11,265 was settled in full with proceeds from the 2024 Credit Facilities on July 3, 2024.

Debt Balances and Interest Rate Information

Long-Term Debt Balances

	September 30,	June 30,
As of	2024	2024
Initial Term A-1 Loan due July 2029	$160,988	$—
Initial Term A-2 Loan due July 2031	137,137	—
2021 Term A Loan due April 2026	—	256,875
2023 Incremental Term Loan due April 2026	—	45,000
2022 Term Loan due September 2027	—	11,265
Gross term loan balances	298,125	313,140
Unamortized debt issuance costs	(2,957)	(1,056)
Term loan balances, net of unamortized debt issuance costs	295,168	312,084
Less: current maturities of long-term debt	(7,500)	(29,795)
Long-term debt	$287,668	$282,289

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Three Months
	September 30,	June 30,	Ended September 30
	2024	2024	2024	2023
Revolving Credit Facility	5.90%	6.00%	7.24%	6.19%
Initial Term A-1 Loan due July 2029	3.01%	—%	3.01%	—%
Initial Term A-2 Loan due July 2031	3.51%	—%	3.51%	—%
2021 Term A Loan	—%	2.36%	—%	2.36%
2023 Incremental Term Loan	—%	7.68%	—%	7.57%
2022 Term Loan	—%	7.43%	—%	7.43%

Interest rates as of the balance sheet dates are based on rates in effect as of those dates, including SOFR fluctuating rates of interest, applicable rates and the interest rate swap agreement.

In September 2024, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities to a fixed rate of 3.18% through September 2029. In addition, we are party to an interest rate swap of agreement on $300,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt to a fixed rate of 0.51% through June 2025 and remains in effect as a hedge against our existing variable rate debt issued under the 2024 Credit Facilities. We designated the interest rate swaps as highly effective cash flow hedges. For additional details, see “Note 9 — Derivatives.”

6.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $781 and $438 during the three months ended September 30, 2024 and 2023, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock Incentive Plan

Restricted Stock Units

In fiscal 2024, our Board of Directors approved grants of 600,000 restricted stock units (“RSUs”) to certain officers of the Company, pursuant to the Company’s Incentive Plan and the RSU award agreements. Each RSU represents the right to receive a share of our common stock upon vesting. Certain RSUs are subject to time-based vesting and certain RSUs are subject to performance-based vesting. The time-based RSUs vest in five equal annual amounts on each anniversary of the February 2024 grant date. The performance-based RSUs vest on the fourth anniversary of the July 2023 grant date and on the fifth anniversary of the February 2024 grant date, subject to the continuation of employment on such dates, in increments of 10% (but no less than 20%) (with linear interpolation between increments) based upon the arithmetic average of the Company’s closing stock price per share for each trading day in the 90-calendar day period ending on the vesting date (the “90-Day Average”). None of the RSUs will vest if the 90-Day Average is below $20, and 100% of the RSUs will vest if the 90-Day Average is $60 or above. In the event of a change in control of the Company, following which either (i) 100% of the shares of stock cease to be traded on a nationally recognized stock exchange and the Company is no longer listed on any such exchange or (ii) a Qualifying Termination occurs within 12 months, all unvested RSUs will immediately vest in full. All RSUs were unvested as of September 30, 2024.

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

The weighted average grant date fair value of the RSUs granted in fiscal 2024 was $5.44 per share. We recognize stock-based compensation expense for the RSUs on a straight-line basis over the vesting periods. Stock-based compensation expense related to the RSUs was $179 and $81 for the three months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was $2,609 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted average period of 3.8 years.

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

The United States Environmental Protection Agency (the “EPA”) oversees remediation of contaminated groundwater that has migrated from the Omega Chemical Corporation Superfund Site (“Omega Chemical Site”), which is upgradient of the Santa Fe Springs, California facility of our subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”). The EPA entered into a settlement agreement and court-approved consent decree (the “Consent Decree”) with a group of companies, including Phibro-Tech and certain other subsidiaries of PAHC due to alleged groundwater contamination from Phibro-Tech’s Santa Fe Springs facility that has allegedly commingled with contaminated groundwater from the Omega Chemical Site.

In February 2023, Phibro-Tech signed a definitive settlement agreement that provided for a “cash-out” settlement, with contribution protection, for Phibro-Tech and its affiliates releasing Phibro-Tech and its affiliates from liability for contamination of the groundwater plume affected by the Omega Chemical Site (with certain exceptions). The settlement agreement does not constitute an admission of liability on the part of Phibro-Tech or its affiliates. As part of the settlement, Phibro-Tech also resolved all claims for indemnification and contribution between Phibro-Tech and the successor to the prior owner of the Phibro-Tech site. The EPA, the Department of Justice and the district court have approved the definitive settlement agreement and the Consent Decree. As of June 30, 2024, Phibro-Tech and one of its affiliates have made settlement payments totaling $5,019, which represented all cash payments required by the definitive settlement agreement. The deadline to appeal the district court’s order expired on September 10, 2024; no appeals were filed and the full settlement amount was released from escrow for payment.

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,273 and $4,282 at September 30, 2024 and June 30, 2024, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

In September 2024, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities to a fixed rate of 3.18% through September 2029. We are a party to an interest rate swap agreement on $300,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation to a fixed rate 0.51% through June 2025. We have designated the interest rate swaps as highly effective cash flow hedges.

We are a party to foreign currency option contracts used to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through June 2025. The forecasted inventory purchases are probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

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

	September 30,	June 30,
As of	2024	2024
Other current assets
Foreign currency option contracts, net	$90	$39
Interest rate swap	8,819	13,151
Accrued expense and other current liabilities
Foreign currency option contracts, net	—	(41)
Other liabilities
Interest rate swap	(653)	—
Total Fair Value
Foreign currency option contracts, net	90	(2)
Interest rate swap	8,166	13,151

Notional amounts of the derivatives as of the balance sheet date were:

	September 30,
As of	2024
Interest rate swap		$450,000
Brazil Real-USD call options	R$	54,000
Brazil Real-USD put options	R$	(54,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of operations and statements of comprehensive income (loss) for the periods ended September 30, 2024 and 2023 included the effects of derivatives as follows:

	Three Months
For the Periods Ended September 30	2024	2023
Foreign currency option contracts, net
(Income) recorded in consolidated statements of operations	$(510)	$(181)
Consolidated statement of operations - total cost of goods sold	$176,937	$163,623
Consolidated statement of operations - total selling, general and administrative expenses	$65,796	$68,452
(Income) recorded in comprehensive income	$(137)	$333
Interest rate swap
(Income) recorded in consolidated statements of operations	$(3,900)	$(3,570)
Consolidated statement of operations - total interest expense, net	$7,641	$4,564
(Income) expense recorded in comprehensive income	$4,985	$1,558

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of September 30, 2024, included realized net gains of $652 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next twelve to eighteen months.

10.  Fair Value Measurements

Cash Equivalents

Our cash equivalents consist of time deposits with an original maturity of less than three months held at financial institutions. We consider the carrying amounts of these current assets to be recorded at their fair value because of the current nature of these items.

Short-term Investments

Our short-term investments consist of time deposits with original maturity of greater than three months, but no greater than twelve months, held at financial institutions. We consider the carrying amounts of these current assets to be recorded at their fair value because of the current nature of these items.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis, either upon initial recognition or for subsequent accounting or reporting, including the initial recognition of net assets acquired in a business combination. These fair value measurements involve unobservable inputs that reflect estimates and assumptions that represent Level 3 inputs.

Fair Value of Assets (Liabilities)

As of	September 30, 2024			June 30, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$7,000	—	—	35,000	—	—
Short-term investments	$38,000	$—	$—	$44,000	$—	$—
Foreign currency derivatives	$—	$90	$—	$—	$(2)	$—
Interest rate swap	$—	$8,166	$—	$—	$13,151	$—

There were no transfers between levels during the periods presented.

11.  Business Segments

We evaluate performance and allocate resources, based on the Animal Health, Mineral Nutrition and Performance Products segments. Certain of our costs and assets are not directly attributable to a segment or segments, and we refer to these items as Corporate. We do not allocate Corporate costs or assets to the other segments because they are not used to evaluate the segments’ operating results or financial position. Corporate costs include certain costs related to executive management, information technology, legal, finance, human resources and business development. The accounting policies of our segments are the same as those described in the summary of significant accounting policies included herein.

We evaluate performance of our segments based on Adjusted EBITDA. We calculate Adjusted EBITDA as net income (loss) plus (a) interest expense, net, (b) provision for income taxes or less benefit for income taxes (c) depreciation and amortization, (d) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (e) certain items that we consider to be unusual, non-operational or non-recurring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2024	2023
Net sales
Animal Health	$182,523	$160,530
Mineral Nutrition	59,062	56,026
Performance Products	18,847	14,793
Total segments	$260,432	$231,349

Depreciation and amortization
Animal Health	$7,663	$7,349
Mineral Nutrition	516	646
Performance Products	333	426
Total segments	$8,512	$8,421
Adjusted EBITDA
Animal Health	$40,385	$28,494
Mineral Nutrition	3,762	2,881
Performance Products	2,288	1,409
Total segments	$46,435	$32,784
Reconciliation of income before income taxes to Adjusted EBITDA
Income (loss) before income taxes	$9,620	$(11,979)
Interest expense, net	7,641	4,564
Depreciation and amortization – Total segments	8,512	8,421
Depreciation and amortization – Corporate	492	450
Corporate costs	15,779	14,133
Acquisition-related transaction costs	3,424	—
Pension settlement cost	—	10,425
Stock-based compensation	179	81
Phibro Forward income growth initiatives	350	—
Foreign currency losses, net	438	6,689
Adjusted EBITDA – Total segments	$46,435	$32,784

	September 30,	June 30,
As of	2024	2024
Identifiable assets
Animal Health	$688,232	$684,407
Mineral Nutrition	66,462	67,088
Performance Products	48,629	50,862
Total segments	803,323	802,357
Corporate	162,966	179,827
Total	$966,289	$982,184

The Animal Health segment includes all goodwill of the Company. Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax-related assets and certain other assets.

12. Subsequent Events

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s MFA portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of $350,000 in cash, subject to certain adjustments set forth in the Purchase Agreement. The Acquisition was funded by Delayed Draw Term A-1 Loans and Delayed Draw Term A-2 Loans drawn on the 2024 Credit Facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the timing of Acquisition, the initial accounting for the Acquisition, including the valuation of assets and liabilities acquired, is in process but has not yet been completed. As such, the Company is unable to disclose certain information, including the preliminary fair value of assets acquired and liabilities assumed, at this time.

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

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s MFA portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of $350.0 million in cash, subject to certain adjustments set forth in the Purchase Agreement. The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement. The product portfolio acquired, which generated approximately $400.0 million in revenue in 2023, is comprised of more than 37 product lines that are sold in approximately 80 countries. Also included in the Acquisition are six manufacturing sites, comprised of four in the U.S., one in Italy and one in China.

2024 Credit Agreement

In July 2024, we entered into a Credit Agreement (the “2024 Credit Agreement”) with a group of lenders. Initial borrowings were used to refinance all our outstanding debt, to pay fees and expenses of the transaction, and for ongoing working capital requirements and general corporate purposes. Borrowings under the Delayed Draw Term A-1 and A-2 Loans were used to finance the purchase price of the Acquisition. See “Notes to Consolidated Financial Statements — Debt — 2024 Credit Agreement” for additional information.

Armed Conflicts

Israel and Hamas

On October 7, 2023, Hamas militants crossed into Israel from Gaza in a large-scale, surprise terrorist attack. Hamas terrorists invaded Israel, first firing rockets into the country and then carrying out attacks inflicting mass casualties with hundreds more taken hostage. In order to provide immediate assistance to the victims of the attacks and their families, we and our employees provided monetary donations that were distributed to charities that offered relief services, welfare, equipment, food and other necessities. Since the October 2023 attack, there have been continued and escalating hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, will join the hostilities. Such hostilities may escalate in the future into a greater regional conflict.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of September 30, 2024, we had approximately 500 employees located in Israel. While we initially had some disruption to our operations at the onset of the Israel-Hamas conflict, at the current time, we have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. A significant escalation of the tensions in Israel occurred on April 13, 2024, when Iran launched more than 300 drones and missiles against Israel, but we had no material disruption to our business. Iran has threatened to continue to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. While the situation surrounding the ongoing conflict remains fluid, our operations in Israel have navigated numerous challenging situations over the years.

The prolonged continuation or escalation of this conflict may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations and their respective allies. The potential impact of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers. Our Israeli manufacturing facilities and local operations account for 25% of our consolidated assets as of September 30, 2024, and 20% of our consolidated net sales, for the three months ended September 30, 2024.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the 12 months ended September 30, 2024 represented approximately 1% of consolidated net sales.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended September 30, 2024 were approximately $22 million. As of the date of the filing of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months
For the Periods Ended September 30	2024	2023	Change

	(in thousands, except per share amounts and percentages)
Net sales	$260,432	$231,349	$29,083	13%
Gross profit	83,495	67,726	15,769	23%
Selling, general and administrative expenses	65,796	68,452	(2,656)	(4)%
Operating income (loss)	17,699	(726)	18,425	*
Interest expense, net	7,641	4,564	3,077	67%
Foreign currency losses, net	438	6,689	(6,251)	*
Income (loss) before income taxes	9,620	(11,979)	21,599	*
Provision (benefit) for income taxes	2,645	(3,964)	6,609	*
Net income (loss)	$6,975	$(8,015)	$14,990	*

Net income (loss) per share
Basic	$0.17	$(0.20)	$0.37	*
Diluted	$0.17	$(0.20)	$0.37	*

Weighted average number of shares outstanding
Basic	40,504	40,504
Diluted	40,582	40,504

Ratio to net sales
Gross profit	32.1%	29.3%
Selling, general and administrative expenses	25.3%	29.6%
Operating income (loss)	6.8%	(0.3)%
Income (loss) before income taxes	3.7%	(5.2)%
Net income (loss)	2.7%	(3.5)%
Effective tax rate	27.5%	33.1%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

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

Segment net sales and Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2024	2023	Change

Net sales	(in thousands, except percentages)
MFAs and other	$107,844	$94,104	$13,740	15%
Nutritional specialties	42,649	40,210	2,439	6%
Vaccines	32,030	26,216	5,814	22%
Animal Health	182,523	160,530	21,993	14%
Mineral Nutrition	59,062	56,026	3,036	5%
Performance Products	18,847	14,793	4,054	27%
Total	$260,432	$231,349	$29,083	13%

Adjusted EBITDA
Animal Health	$40,385	$28,494	$11,891	42%
Mineral Nutrition	3,762	2,881	881	31%
Performance Products	2,288	1,409	879	62%
Corporate	(15,779)	(14,133)	(1,646)	(12)%
Total	$30,656	$18,651	$12,005	64%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	22.1%	17.7%
Mineral Nutrition	6.4%	5.1%
Performance Products	12.1%	9.5%
Corporate (1)	(6.1)%	(6.1)%
Total (1)	11.8%	8.1%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income (loss), as reported under GAAP, to Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2024	2023	Change

	(in thousands, except percentages)
Net income (loss)	$6,975	$(8,015)	$14,990	* %
Interest expense, net	7,641	4,564	3,077	67%
Provision (benefit) for income taxes	2,645	(3,964)	6,609	* %
Depreciation and amortization	9,004	8,871	133	1%
EBITDA	26,265	1,456	24,809	*
Acquisition-related transaction costs	3,424	—	3,424	*
Phibro Forward income growth initiatives(1)	350	—	350	*
Stock-based compensation	179	81	98	*
Pension settlement cost	—	10,425	(10,425)	*
Foreign currency losses, net	438	6,689	(6,251)	*
Adjusted EBITDA	$30,656	$18,651	$12,005	64%
(1)Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings.

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended September 30, 2024 and 2023

Net sales

Net sales of $260.4 million for the three months ended September 30, 2024, increased $29.1 million, or 13%, as compared to the three months ended September 30, 2023. Animal Health increased $22.0 million, while Mineral Nutrition and Performance Products increased $3.0 million and $4.1 million, respectively.

Animal Health

Net sales of $182.5 million for the three months ended September 30, 2024, increased $22.0 million, or 14%. Net sales of MFAs and other increased $13.7 million, or 15%, primarily driven by increased sales of processing aids used in the fermentation industry and higher sale volumes due in part to increased demand for our MFAs in both domestic and international regions.

Net sales of nutritional specialty products increased $2.4 million, or 6%, primarily due to higher sales of microbial and companion animal products.

Net sales of vaccines increased $5.8 million, or 22%, primarily due to an increase in poultry product demand in Latin America, plus an increase in both domestic and international demand.

Mineral Nutrition

Net sales of $59.1 million for the three months ended September 30, 2024, increased $3.0 million, or 5%, primarily due to an increase in demand for trace minerals.

Performance Products

Net sales of $18.8 million for the three months ended September 30, 2024, increased $4.1 million, or 27%, as a result of higher demand for the ingredients used in personal care products.

Gross profit

Gross profit of $83.5 million for the three months ended September 30, 2024, increased $15.8 million, or 23%, as compared to the three months ended September 30, 2023. Gross margin increased 280 basis points to 32.1% of net sales for the three months ended September 30, 2024, as compared to 29.3% for the three months ended September 30, 2023. The improvement in gross margin is primarily due to favorable product mix and lower input costs.

Animal Health gross profit increased $13.7 million due to higher sales volume. Mineral Nutrition gross profit increased $0.9 million, driven by higher sales volume, partially offset by a decrease in average selling prices. Performance Products gross profit increased $1.1 million primarily as a result of higher demand.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $65.8 million for the three months ended September 30, 2024, decreased $2.7 million, or 4%, as compared to the three months ended September 30, 2023. SG&A for the three months ended September 30, 2024 included $3.4 million for acquisition-related costs, $0.4 million of costs associated with Phibro Forward income growth initiatives, and $0.2 million of stock-based compensation expense. SG&A for the three months ended September 30, 2023 included $10.4 million of pension settlement cost and $0.1 million of stock-based compensation expense. Excluding these items, SG&A increased $3.9 million.

Animal Health SG&A increased $2.2 million, primarily as a result of an increase in employee-related costs, due in part to support new product launches and business activities related to the Acquisition, and partially offset by lower research and development expense. Mineral Nutrition and Performance Products SG&A were comparable to the prior year. Corporate costs increased by $1.7 million due to an increase in employee-related costs.

Interest expense, net

Interest expense, net of $7.6 million for the three months ended September 30, 2024, increased by $3.1 million, as compared to the three months ended September 30, 2023, primarily driven by costs associated with the refinancing of the Company’s debt, higher average credit facility borrowings, and higher interest rates in the quarter ended September 30, 2024.

Foreign currency losses, net

Foreign currency losses, net for the three months ended September 30, 2024, were $0.4 million, as compared to $6.7 million of net losses for the three months ended September 30, 2023. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar.

Provision (benefit) for income taxes

The provision for income taxes was $2.6 million for the three months ended September 30, 2024, on pre-tax income of $9.6 million, compared to a benefit for income taxes of $3.9 million on a pre-tax loss of $12.0 million for the three months ended September 30, 2023. The effective income tax rate was 27.5% and 33.1% for the three months ended September 30, 2024 and 2023, respectively. The effective income tax rate in the current year included (i) a $0.3 million expense from changes in uncertain tax positions related to prior years and (ii) certain charges, including acquisition transaction costs, foreign currency losses, and stock-based compensation, which had lower tax benefit rates.

The benefit for income taxes during the three months ended September 30, 2023, included (i) a $1.2 million benefit related to the determination of whether a foreign tax is eligible for a U.S. foreign tax credit related to our fiscal year 2023, based on IRS guidance provided subsequent to our fiscal year-end, (ii) a $0.2 million expense from changes in uncertain tax positions related to prior years, and (iii) certain charges, including acquisition-related costs, foreign currency losses, and stock-based compensation, which had lower tax benefit rates.

Excluding the items discussed above, the effective income tax rate was 22.8% and 27.6% for the three months ended September 30, 2024 and 2023, respectively, with the improvement primarily driven by a favorable mix of international earnings.

Net income (loss)

Net income of $7.0 million for the three months ended September 30, 2024 increased $15.0 million as compared to net loss of ($8.0) million for the three months ended September 30, 2023. Operating income increased $18.4 million primarily due to higher gross profit. Interest expense, net increased $3.1 million due to the costs associated with the refinancing of the Company’s debt, higher average credit facility borrowings and higher interest rates. Foreign currency losses, net decreased by $6.3 million. Income tax expense increased by $6.6 million.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income (loss), as reported under GAAP, to adjusted net income, is as follows:

For the Periods Ended September 30	2024	2023	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income (Loss) to Adjusted Net Income
Net income (loss)	$6,975	$(8,015)	$14,990	* %
Adjustments
Acquisition-related items, net of income tax (1)	4,500	1,804	2,696	*
Certain items, net of income tax (1)	1,907	7,681	(5,774)	(75)%
Foreign currency losses, net of income tax (1)	356	5,067	(4,711)	(93)%
Certain income tax items (1)	338	(997)	1,335	*
Total adjustments, net of income tax	7,101	13,555	(6,454)	(48)%
Adjusted net income	$14,076	$5,540	$8,536	*

(1)	See table titled “Items Excluded from Adjusted Net Income” below for further details.

A reconciliation of reported diluted loss per share, as reported under GAAP, to non-GAAP adjusted diluted EPS is:

	Three Months
For the Periods Ended September 30	2024	2023	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$0.17	$(0.20)	$0.37	*
Adjustments
Acquisition-related items, net of income tax	0.11	0.04	0.07	*
Certain items, net of income tax	0.05	0.19	(0.14)	(74)%
Foreign currency losses, net of income tax	0.01	0.13	(0.12)	(92)%
Certain income tax items	0.01	(0.02)	0.03	*
Adjustments EPS, diluted	0.18	0.34	(0.16)	(47)%
Adjusted EPS, diluted	$0.35	$0.14	$0.21	*

Items excluded from adjusted net income consisted of:

	Three Months
For the Periods Ended September 30	2024	2023

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related intangible amortization in cost of goods sold	$1,651	$1,673
Acquisition-related intangible amortization in SG&A	611	766
Acquisition-related transaction costs in SG&A	3,424	—
Acquisition-related items - income taxes	(1,186)	(635)
Total acquisition-related items, net of income taxes	4,500	1,804

Certain items
Pension settlement cost	—	10,425
Stock-based compensation	179	81
Phibro Forward income growth initiatives	350	—
Refinancing expense	1,960	—
Certain items - income taxes	(582)	(2,825)
Total certain items, net of income taxes	1,907	7,681

Foreign currency losses, net
Foreign currency losses, net	438	6,689
Foreign currency losses, net - income taxes	(82)	(1,622)
Total foreign currency (gains) losses, net, net of income taxes	356	5,067

Certain income tax items
Foreign tax credit regulations	—	(1,223)
Changes in uncertain tax positions and certain other items	338	226
Total certain income tax items	338	(997)

Total adjustments, net of income taxes	$7,101	$13,555

Analysis of financial condition, liquidity and capital resources

Net (decrease) increase in cash and cash equivalents was as follows:

	Three Months
For the Periods Ended September 30	2024	2023	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$12,622	$16,199	$(3,577)
Investing activities	(2,930)	(15,352)	12,422
Financing activities	(29,197)	1,296	(30,493)
Effect of exchange-rate changes on cash and cash equivalents	729	(271)	1,000
Net (decrease) increase in cash and cash equivalents	$(18,776)	$1,872	$(20,648)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $12.6 million of net cash for the three months ended September 30, 2024. Cash provided by net income, adjusted for non-cash items, including depreciation and amortization, was $10.7 million. Cash provided in the ordinary course of business from changes in operating assets and liabilities and other items was $1.9 million. Cash provided by accounts receivable was $9.2 million as a result of quarterly variations in sales levels. Accrued expenses and other liabilities used cash of $3.5 million, primarily due to employee-related liabilities.

Investing activities

Investing activities used $2.9 million of net cash for the three months ended September 30, 2024. Capital expenditures totaled $9.6 million as we continue to invest in expanding production capacity and productivity improvements. Maturities of our short-term investments provided $6.0 million in cash.

Financing activities

Financing activities used $29.2 million of net cash for the three months ended September 30, 2024 and reflect the impact of the refinancing of our debt portfolio in July 2024. Net revolver borrowings on our credit facilities provided $3.0 million in cash. Proceeds of $300.0 million from the refinancing, as well as revolving credit facility borrowings were used to pay the remaining principal balances of the outstanding debt of $313.1 million. We paid $1.9 million in scheduled quarterly principal payments on long-term debt during the quarter ended September 30, 2024. We also paid $10.4 million in debt issuance costs related to the refinancing and $4.9 million in dividends to holders of our Class A common stock and Class B common stock.

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under the 2024 Credit Facility, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2024 Credit Facilities based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including ongoing conflicts between Israel and Hamas and neighboring factions and countries, and between Russia and Ukraine. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources are as follows:

	September 30,	June 30,
As of	2024	2024

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$89,837	$114,613
Working capital	311,536	312,031
Ratio of current assets to current liabilities	2.84:1	2.79:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of September 30, 2024, we had $179.0 million in outstanding borrowings under the 2024 Revolver and had outstanding letters of credit and other commitments of $2.3 million, leaving $128.7 million available for further borrowings and letters of credit, subject to restrictions in our 2024 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. On November 5, 2024, our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on December 18, 2024. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of September 30, 2024, our cash and cash equivalents and short-term investments included $87.4 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of September 30, 2024, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

General description of non-GAAP financial measures

Adjusted EBITDA

Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to reflect the results of our operations prior to considering certain income statement elements and to make financial and operating decisions. We calculate EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes, and (iii) depreciation and amortization. We calculate Adjusted EBITDA as EBITDA plus (a) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (b) certain items that we consider to be unusual, non-operational or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income (loss) and should not be viewed as a measure of liquidity.

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance, and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We calculate adjusted net income as net income (loss) plus (i) acquisition-related intangible amortization and other acquisition-related items, (ii) certain items we consider to be unusual, non-operational or non-recurring, (iii) stock-based compensation, (iv) foreign currency (gains) losses, as separately reported on our consolidated statements of operations, and (v) the income tax effect of pre-tax income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income divided by the diluted weighted average number of shares. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net income (loss).

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

Certain significant items

Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are calculated prior to considering acquisition-related items and certain other items, as detailed in the table titled “Items Excluded from Adjusted Net Income” above. We evaluate such items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual or non-operational or non-recurring nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis.

We consider acquisition-related activities and business restructuring costs related to productivity and cost saving initiatives to be unusual items that we do not expect to occur as part of our normal business on a regular basis. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.

New accounting standards

For discussion of new accounting standards, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies and New Accounting Standards.”

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended June 30, 2024 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on August 28, 2024. There have been no significant changes in our critical accounting estimates since June 30, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	the potential FDA withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;

●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the ongoing armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including the terrorist attack on Israel by Hamas militants and the Hezbollah terrorist organization, and the ongoing related conflict;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy may harm our food animal product customers;
●	our ability to successfully integrate acquired businesses, including the medicated feed additive product portfolio, certain water-soluble products and related assets, which we have agreed to acquire from Zoetis Inc.;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of breaches of data security and cybersecurity attacks;

●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of our Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2024.

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

Phibro Animal Health Corporation

November 6, 2024	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

November 6, 2024	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer