Form 10-Q
period 2024-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2025-02-05
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 31, 2025, there were 20,337,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$309,261	$249,943	$569,693	$481,292
Cost of goods sold	207,391	171,327	384,328	334,950
Gross profit	101,870	78,616	185,365	146,342
Selling, general and administrative expenses	76,337	62,915	142,133	131,367
Operating income	25,533	15,701	43,232	14,975
Interest expense, net	8,996	4,659	16,637	9,223
Foreign currency losses, net	11,699	7,477	12,137	14,166
Income (loss) before income taxes	4,838	3,565	14,458	(8,414)
Provision (benefit) for income taxes	1,653	2,291	4,298	(1,673)
Net income (loss)	$3,185	$1,274	$10,160	$(6,741)

Net income (loss) per share
basic	$0.08	$0.03	$0.25	$(0.17)
diluted	$0.08	$0.03	$0.25	$(0.17)
Weighted average common shares outstanding
basic	40,504	40,504	40,504	40,504
diluted	40,715	40,504	40,649	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Net income (loss)	$3,185	$1,274	$10,160	$(6,741)
Change in fair value of derivative instruments	2,188	(4,723)	(2,660)	(6,614)
Foreign currency translation adjustment	(11,931)	4,418	(8,763)	858
Pension settlement recognition	—	249	—	10,674
Unrecognized net pension gains	80	101	158	745
(Provision) benefit for income taxes	(567)	1,196	627	(1,068)
Other comprehensive (loss) income	(10,230)	1,241	(10,638)	4,595
Comprehensive (loss) income	$(7,045)	$2,515	$(478)	$(2,146)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
As of	2024	2024

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$67,074	$70,613
Short-term investments	—	44,000
Accounts receivable, net	191,789	169,452
Inventories, net	427,224	265,911
Other current assets	60,066	51,021
Total current assets	746,153	600,997
Property, plant and equipment, net	337,662	203,300
Intangibles, net	39,894	45,033
Goodwill	54,549	54,557
Other assets	107,251	78,297
Total assets	$1,285,509	$982,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$16,250	$29,795
Accounts payable	99,445	85,567
Accrued expenses and other current liabilities	117,555	88,786
Total current liabilities	233,250	204,148
Revolving credit facility	114,000	176,000
Long-term debt	622,880	282,289
Other liabilities	68,577	63,106
Total liabilities	1,038,707	725,543
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,337,574 shares issued and outstanding at December 31, 2024, and June 30, 2024; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at December 31, 2024, and June 30, 2024	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	136,637	136,278
Retained earnings	244,326	243,886
Accumulated other comprehensive loss	(134,165)	(123,527)
Total stockholders’ equity	246,802	256,641
Total liabilities and stockholders’ equity	$1,285,509	$982,184

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
For the Periods Ended December 31	2024	2023

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$10,160	$(6,741)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	20,578	17,781
Amortization of debt issuance costs	871	520
Deferred income taxes	(12,623)	(6,506)
Foreign currency losses, net	11,350	2,355
Acquisition-related items	1,634	310
Pension settlement cost	—	10,674
Brazil employment taxes	—	4,202
Stock-based compensation expense	359	161
Other	(895)	2,513
Changes in operating assets and liabilities
Accounts receivable, net	(25,781)	14,316
Inventories, net	(24,401)	(7,546)
Other current assets	(5,737)	1,934
Other assets	4,330	(134)
Accounts payable	14,611	11,543
Accrued expenses and other liabilities	21,242	2,375
Net cash provided by operating activities	15,698	47,757
INVESTING ACTIVITIES
Purchases of short-term investments	—	(59,523)
Maturities of short-term investments	44,000	40,000
Capital expenditures	(17,405)	(18,435)
Business acquisition, net of cash acquired	(290,825)	(3,326)
Other, net	827	1,071
Net cash used by investing activities	(263,403)	(40,213)
FINANCING ACTIVITIES
Revolving credit facility borrowings	398,000	93,000
Revolving credit facility repayments	(460,000)	(83,000)
Proceeds from long-term debt	650,000	—
Payments of long-term debt	(316,890)	(10,210)
Debt issuance costs	(10,377)	—
Payments of insurance premium financing	(3,890)	(3,478)
Dividends paid	(9,720)	(9,721)
Net cash provided (used) by financing activities	247,123	(13,409)
Effect of exchange rate changes on cash	(2,957)	(2,446)
Net decrease in cash and cash equivalents	(3,539)	(8,311)
Cash and cash equivalents at beginning of period	70,613	41,281
Cash and cash equivalents at end of period	$67,074	$32,970

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2024	40,503,608	$4	$—	$136,278	$243,886	$(123,527)	$256,641
Comprehensive income (loss)	—	—	—	—	6,975	(408)	6,567
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	179	—	—	179
As of September 30, 2024	40,503,608	$4	$—	$136,457	$246,001	$(123,935)	$258,527
Comprehensive income (loss)	—	—	—	—	3,185	(10,230)	(7,045)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	180	—	—	180
As of December 31, 2024	40,503,608	$4	$—	$136,637	$244,326	$(134,165)	$246,802

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912	$(114,210)	$282,509
Comprehensive (loss) income	—	—	—	—	(8,015)	3,354	(4,661)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	81	—	—	81
As of September 30, 2023	40,503,608	$4	$—	$135,884	$248,037	$(110,856)	$273,069
Comprehensive income	—	—	—	—	1,274	1,241	2,515
Dividends declared ($0.12 per share)	—	—	—	—	(4,861)	—	(4,861)
Stock-based compensation expense	—	—	—	80	—	—	80
As of December 31, 2023	40,503,608	$4	$—	$135,964	$244,450	$(109,615)	$270,803

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

The unaudited consolidated financial information for the three and six months ended December 31, 2024 and 2023, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Annual Report”), filed with the Securities and Exchange Commission on August 28, 2024 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2024, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2024, there have been no material changes to any of the significant accounting policies contained therein.

Net Income (Loss) per Share and Weighted Average Shares

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents resulting from the assumed vesting of restricted stock units (“RSUs”), unless the effect would be antidilutive or if the minimum stock price targets for our performance-based RSUs were not achieved during the reporting period. Common share equivalents were included in the calculation of diluted net income per share for the three and six months ended December 31, 2024. Common share equivalents composed of 300,000 performance-based RSUs were not included in the calculation of diluted net income per share for the three months ended December 31, 2023 because the minimum stock price targets were not achieved during that period. For the six months ended December 31, 2023, such RSUs were not included in the calculation of diluted net income per share because the Company experienced a net loss for the period and the effect of including these equivalents in the calculation would have been antidilutive. For further information on RSUs, see Note 8.

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023
Net income (loss)	$3,185	$1,274	$10,160	$(6,741)

Weighted average number of shares – basic	40,504	40,504	40,504	40,504
Dilutive effect of restricted stock units	211	—	145	—
Weighted average number of shares - diluted	40,715	40,504	40,649	40,504

Net income (loss) per share
basic	$0.08	$0.03	$0.25	$(0.17)
diluted	$0.08	$0.03	$0.25	$(0.17)

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

ASU 2024-03, (Subtopic 220-40): Disaggregation of Income Statement Expenses, and ASU 2025-01, Clarifying the Effective Date, requires disclosure, in the notes to the financial statements, of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. The ASU will be effective for Phibro’s fiscal year ending June 30, 2028 and for interim periods thereafter, and it can be applied on a prospective basis or on a retrospective basis to all periods presented. Early adoption is permitted. We are evaluating the impact of this standard on our footnote disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisition

On October 31, 2024, the Company completed its acquisition of the medicated feed additives portfolio, certain water-soluble products and related assets from Zoetis, Inc (the “Acquisition"). The Acquisition was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

The Acquisition has expanded our medicated feed additives and water-soluble products category, advanced our planned existing product portfolio enhancement and diversified our species and product offerings, which complements our commercial operations and international infrastructure while expanding our global presence.

The preliminary purchase price for the Acquisition was approximately $301.8 million ($290.8 million net of cash acquired), which was funded by Delayed Draw Term A-1 Loans and Delayed Draw Term A-2 Loans drawn on 2024 Credit Facilities (each as defined below in Note 6). The purchase and sale agreement underlying the transaction provides for closing working capital and other adjustments to be completed after the Acquisition. These adjustments, which are expected to be completed in our fourth fiscal quarter, have yet to be finalized and could materially change the purchase price consideration of the Acquisition.

For the three and six months ended December 31, 2024, we recognized transaction costs related to the Acquisition of $8.8 million and $12.2 million, respectively. These costs were primarily associated with financial advisory, legal and other professional services related to the Acquisition and are reflected within selling, general and administrative expenses in our consolidated statements of operations.

The amount of revenue attributable to the Acquisition included in consolidated statements of operations for the three and six months ended December 31, 2024 is $36.7 million. Based on our current operational structure and the nature and mix of legal entities and assets acquired, we will not be able to complete a full cost identification and allocation assessment for activities related to the Acquisition. As a result, we are unable to accurately determine earnings or loss attributable to the Acquisition since the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the Acquisition.

At October 31,
2024
Assets acquired:
Cash and cash equivalents	$11,018
Accounts receivable, net	350
Inventories, net	149,316
Property, plant and equipment, net	139,603
Other assets (1)	24,048
Total preliminary fair value of assets acquired	324,335
Liabilities assumed:
Accounts payable	1,411
Accrued expenses and other current liabilities	14,395
Other noncurrent liabilities	6,686
Total preliminary fair value of liabilities assumed	22,492
Preliminary fair value of net assets acquired	301,843
Preliminary purchase price consideration transferred (2)	$301,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes current and noncurrent amounts.
(2)	The preliminary purchase price consideration excludes amounts related to the settlement of the final purchase price subsequent to December 31, 2024, as disclosed above. Any increase or decrease in the fair value of the net assets acquired, as compared to the information shown herein, could also change the portion of the purchase consideration allocable to the acquired assets and assumed liabilities and could impact the operating results of the combined company following the Acquisition due to differences in the allocation of the purchase consideration and changes in the depreciation and amortization related to some of these assets and liabilities.

In the table above, the estimate of fair value of inventories, net was determined using the replacement cost method, which contemplates the costs to complete the manufacturing and sales process, a reasonable profit allowance from the sales process, and estimated holding costs. The cost basis of raw materials was determined to represent current replacement cost and therefore approximates fair value. The net fair value step-up adjustment to inventories of $5.3 million is being amortized to cost of sales as the inventory is sold to customers. The calculated value of the estimated step-up for inventory is preliminary, as management’s valuation of the acquisition and its allocation of the purchase price consideration are still in progress, and there are net working capital adjustments and in-transit inventory transactions that have yet to be finalized. Accordingly, the inventory, net step-up is subject to change and could vary materially from the final purchase price allocation.

Property, plant and equipment, net is composed of land, buildings, equipment (including machinery, furniture and fixtures, and computer equipment), and construction-in-progress. The estimate of fair value of property, plant and equipment, net was determined by the direct cost, indirect cost and/or market approaches, as applicable, depending on the nature of the asset. The preliminary step-up adjustment of $37.2 million will be depreciated on a straight-line basis over the remaining useful life of the respective assets, which ranges from 3 years to 23 years. The calculated value of the estimated step-up for property, plant and equipment, net acquired is preliminary, as management’s valuation of the acquisition and its allocation of the purchase price consideration are still in progress. Accordingly, this step-up is subject to change, and the final purchase price allocation may result in a different allocation for property, plant and equipment, net, as well as a difference in the remaining average useful life from what is presented in this paragraph.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of net sales and operating income of the Company as if the Acquisition had occurred as of the beginning of the years presented and does not include any material non-recurring adjustments. The unaudited pro forma financial information is not necessarily indicative of what the Company’s net sales and operating income actually would have been had the Acquisition occurred at the beginning of each year presented. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company. The pro forma information does not include any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the Acquisition.

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023
Net sales	$348,944	$359,605	$720,050	$688,811
Operating income	36,605	30,721	86,630	40,524

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023

Animal Health
MFAs and other	$150,338	$101,941	$258,182	$196,045
Nutritional specialties	45,909	41,436	88,558	81,646
Vaccines	33,171	29,727	65,201	55,943
Total Animal Health	$229,418	$173,104	$411,941	$333,634
Mineral Nutrition	63,250	61,347	122,312	117,373
Performance Products	16,593	15,492	35,440	30,285
Total	$309,261	$249,943	$569,693	$481,292

Net Sales by Region

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023
United States	$184,441	$140,482	$327,990	$271,769
Latin America and Canada	72,674	65,183	143,825	123,886
Europe, Middle East and Africa	32,589	29,518	63,714	56,397
Asia Pacific	19,557	14,760	34,164	29,240
Total	$309,261	$249,943	$569,693	$481,292

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

Interest Expense, Net

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023
Interest expense, net
Credit Facilities	$9,164	$5,193	$15,364	$10,294
2022 Term Loan	—	217	12	433
Amortization of debt issuance costs	504	260	871	520
Refinancing expense	—	—	1,960	—
Other	110	53	336	121
Interest expense	9,778	5,723	18,543	11,368
Interest income	(782)	(1,064)	(1,906)	(2,145)
	$8,996	$4,659	$16,637	$9,223

For the six months ended December 31, 2024, refinancing expense included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the write-off of unamortized deferred financing costs on previously outstanding debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023
Depreciation and amortization
Depreciation of property, plant and equipment	$9,409	$6,437	$16,151	$12,868
Amortization of intangible assets	2,165	2,473	4,427	4,913
	$11,574	$8,910	$20,578	$17,781

Pension Settlement

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of our pension benefit obligation to a third-party insurance company. The annuity purchase price was $26,381 and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. During the three and six months ended December 31, 2023, we recognized a partial settlement of the pension plan and recorded $249 and $10,674, respectively in selling, general and administrative expenses in our consolidated statement of operations, resulting from the recognition of net pension losses previously included in Accumulated other comprehensive loss

5.  Balance Sheets—Additional Information

	December 31,	June 30,
As of	2024	2024
Inventories
Raw materials	$145,880	$72,799
Work-in-process	26,332	23,550
Finished goods	255,012	169,562
	$427,224	$265,911

	December 31,	June 30,
As of	2024	2024
Other assets
ROU operating lease assets	$37,359	$37,604
Deferred income taxes	33,795	19,371
Deposits	560	1,646
Insurance investments	6,395	6,305
Equity method investments	5,488	5,183
Debt issuance costs	4,179	911
Derivative instruments	3,708	—
Other	15,767	7,277
	$107,251	$78,297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,	June 30,
As of	2024	2024
Accrued expenses and other current liabilities
Employee related	$34,732	$37,612
Current operating lease liabilities	8,019	7,460
Commissions and rebates	14,259	7,875
Professional fees	7,160	8,918
Income and other taxes	3,831	2,931
Insurance-related	1,450	1,265
Insurance premium financing	1,296	5,185
Other	46,808	17,540
	$117,555	$88,786

	December 31,	June 30,
As of	2024	2024
Other liabilities
Long-term operating lease liabilities	$28,315	$29,915
Long-term and deferred income taxes	16,128	14,218
Supplemental retirement benefits, deferred compensation and other	6,817	6,678
U.S. pension plan, net	2,167	2,237
International retirement plans	3,371	3,212
Other long-term liabilities	11,779	6,846
	$68,577	$63,106

	December 31,	June 30,
As of	2024	2024
Accumulated other comprehensive loss
Derivative instruments	$10,444	$13,104
Foreign currency translation adjustment	(132,767)	(124,004)
Unrecognized net pension losses	(12,854)	(13,012)
Income tax benefit	1,012	385
	$(134,165)	$(123,527)

6.  Debt

Term Loans and Revolving Credit Facilities

2024 Credit Agreement

In July 2024, we entered into a Credit Agreement, (the “2024 Credit Agreement”) with a group of lenders. Initial borrowings were used to refinance all our outstanding debt, to pay fees and expenses of the transaction and for ongoing working capital requirements and general corporate purposes. Borrowings under the Delayed Draw Term A-1 Loans (as defined below) and Delayed Draw Term A-2 Loans (as defined below) were drawn on October 31, 2024 and used to finance the purchase price of the Acquisition discussed in “Note 3 — Acquisition.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facilities mature in July 2029 in the case of the Term A-1 Loans and the Revolving Credit Commitments and in July 2031 in the case of the Term A-2 Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2024, we were in compliance with the financial covenants of the 2024 Credit Agreement.

For the six months ended December 31, 2024, we paid $10,377 in lender and other fees related to the 2024 Credit Facilities, which are being amortized to interest expense through the maturity dates of the 2024 Credit Facilities. The payment of these debt issuance costs is reflected within the financing activities section of the consolidated statements of cash flows. For the six months ended December 31, 2024, we also incurred $1,960 in certain costs and charges resulting from the refinancing, which included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the write-off of unamortized deferred financing costs on previously outstanding debt.

As of December 31, 2024, we had $114,000 in borrowings drawn under the 2024 Revolver and had outstanding letters of credit of $2,356, leaving $193,644 available for further borrowings and letters of credit under the 2024 Revolver, subject to restrictions in our 2024 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

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

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The interest rate per annum applicable to the 2022 Term Loan was based on a fluctuating rate of interest, at the Company’s election from time to time, equal to either (i) one-month adjusted SOFR plus 2.0%, or (ii) a base rate determined by reference to the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.5%. The 2022 Term Loan was repayable in monthly installments of $35, with the balance payable at maturity and was scheduled to mature in September 2027. However, the remaining outstanding principal balance of $11,265 was settled in full with proceeds from the 2024 Credit Facilities on July 3, 2024.

Debt Balances and Interest Rate Information

Long-Term Debt Balances

	December 31,	June 30,
As of	2024	2024
Initial Term A-1 Loan due July 2029	$159,975	$—
Initial Term A-2 Loan due July 2031	136,274	—
Delayed Draw Term A-1 Loan due July 2029	189,000	—
Delayed Draw Term A-2 Loan due July 2031	161,000	—
2021 Term A Loan due April 2026	—	256,875
2023 Incremental Term Loan due April 2026	—	45,000
2022 Term Loan due September 2027	—	11,265
Gross term loan balances	646,249	313,140
Unamortized debt issuance costs	(7,119)	(1,056)
Term loan balances, net of unamortized debt issuance costs	639,130	312,084
Less: current maturities of long-term debt	(16,250)	(29,795)
Long-term debt	$622,880	$282,289

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Six Months
	December 31,	June 30,	Ended December 31
	2024	2024	2024	2023
Revolving Credit Facility	5.34%	6.00%	6.62%	6.19%
Initial Term A-1 Loan due July 2029	2.76%	—%	2.94%	—%
Initial Term A-2 Loan due July 2031	3.26%	—%	3.44%	—%
Delayed Draw Term A-1 Loan due July 2029	6.44%	—%	6.96%	—%
Delayed Draw Term A-2 Loan due July 2031	7.21%	—%	7.31%	—%
2021 Term A Loan	—%	2.36%	—%	2.36%
2023 Incremental Term Loan	—%	7.68%	—%	7.62%
2022 Term Loan	—%	7.43%	—%	7.39%

Interest rates as of the balance sheet dates are based on rates in effect as of those dates, including SOFR fluctuating rates of interest, applicable rates and the interest rate swap agreement.

In September 2024, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities to a fixed rate of 3.18% through September 2029. In addition, we are party to an interest rate swap of agreement on $300,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt to a fixed rate of 0.51% through June 2025 and remains in effect as a hedge against our existing variable rate debt issued under the 2024 Credit Facilities. We designated the interest rate swaps as highly effective cash flow hedges. For additional details, see “Note 10 — Derivatives.”

7.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $507 and $378 during the three months ended December 31, 2024 and 2023, and $1,288 and $817 during the six months ended December 31, 2024 and 2023, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock Incentive Plan

Restricted Stock Units

In fiscal 2024, our Board of Directors approved grants of 600,000 RSUs to certain officers of the Company, pursuant to the Company’s Incentive Plan and the RSU award agreements. Each RSU represents the right to receive a share of our common stock upon vesting. Certain RSUs are subject to time-based vesting and certain RSUs are subject to performance-based vesting. The time-based RSUs vest in five equal annual amounts on each anniversary of the February 2024 grant date. The performance-based RSUs vest on the fourth anniversary of the July 2023 grant date and on the fifth anniversary of the February 2024 grant date, subject to the continuation of employment on such dates, in increments of 10% (but no less than 20%) (with linear interpolation between increments) based upon the arithmetic average of the Company’s closing stock price per share for each trading day in the 90-calendar day period ending on the vesting date (the “90-Day Average”). None of the RSUs will vest if the 90-Day Average is below $20, and 100% of the RSUs will vest if the 90-Day Average is $60 or above. In the event of a change in control of the Company, following which either (i) 100% of the shares of stock cease to be traded on a nationally recognized stock exchange and the Company is no longer listed on any such exchange or (ii) a Qualifying Termination occurs within 12 months, all unvested RSUs will immediately vest in full. All RSUs were unvested as of December 31, 2024.

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

The weighted-average grant date fair value of the RSUs granted in fiscal 2024 was $5.44 per share. We recognize stock-based compensation expense for the RSUs on a straight-line basis over the vesting periods. Stock-based compensation expense related to the RSUs was $180 and $80 for three months ended December 31, 2024 and 2023, and $359 and $161 for the six months ended December 31, 2024 and 2023, respectively. At December 31, 2024, there was $2,430 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted-average period of 3.6 years.

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,279 and $4,282 at December 31, 2024 and June 30, 2024, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “Note 11 — Fair Value Measurements.”

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

	December 31,	June 30,
As of	2024	2024
Other current assets
Foreign currency option contracts, net	$—	$39
Interest rate swap	6,903	13,151
Other assets
Interest rate swap	3,708	—
Accrued expense and other current liabilities
Foreign currency option contracts, net	(167)	(41)
Total Fair Value
Foreign currency option contracts, net	(167)	(2)
Interest rate swap	10,611	13,151

Notional amounts of the derivatives as of the balance sheet date were:

	December 31,
As of	2024
Interest rate swap		$450,000
Brazil Real-USD call options	R$	36,000
Brazil Real-USD put options	R$	(36,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of operations and statements of comprehensive income (loss) for the periods ended December 31, 2024 and 2023 included the effects of derivatives as follows:

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023
Foreign currency option contracts, net
Income recorded in consolidated statements of operations	$(397)	$(390)	$(907)	$(571)
Consolidated statement of operations - total cost of goods sold	$207,391	$171,327	$384,328	$334,950
Consolidated statement of operations - total selling, general and administrative expenses	$76,337	$62,915	$142,133	$131,367
Expense (income) recorded in comprehensive (loss) income	$257	$(1,243)	$120	$(910)
Interest rate swap
Income recorded in consolidated statements of operations	$(3,790)	$(3,643)	$(7,690)	$(7,213)
Consolidated statement of operations - total interest expense, net	$8,996	$4,659	$16,637	$9,223
(Income) expense recorded in comprehensive (loss) income	$(2,445)	$5,966	$2,540	$7,524

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of December 31, 2024, included realized net gains of $255 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next six months.

11.  Fair Value Measurements

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

Fair Value of Assets (Liabilities)

As of	December 31, 2024			June 30, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$18,000	—	—	35,000	—	—
Short-term investments	$—	$—	$—	$44,000	$—	$—
Foreign currency derivatives	$—	$(167)	$—	$—	$(2)	$—
Interest rate swap	$—	$10,611	$—	$—	$13,151	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023
Net sales
Animal Health	$229,418	$173,104	$411,941	$333,634
Mineral Nutrition	63,250	61,347	122,312	117,373
Performance Products	16,593	15,492	35,440	30,285
Total segments	$309,261	$249,943	$569,693	$481,292

Depreciation and amortization
Animal Health	$10,286	$7,348	$17,949	$14,697
Mineral Nutrition	515	660	1,031	1,306
Performance Products	292	433	625	859
Total segments	$11,093	$8,441	$19,605	$16,862
Adjusted EBITDA
Animal Health	$58,177	$39,299	$98,561	$67,793
Mineral Nutrition	5,702	3,507	9,464	6,388
Performance Products	1,888	817	4,177	2,226
Total segments	$65,767	$43,623	$112,202	$76,407
Reconciliation of income before income taxes to Adjusted EBITDA
Income (loss) before income taxes	$4,838	$3,565	$14,458	$(8,414)
Interest expense, net	8,996	4,659	16,637	9,223
Depreciation and amortization – Total segments	11,093	8,441	19,605	16,862
Depreciation and amortization – Corporate	481	469	973	919
Corporate costs	17,592	14,171	33,371	28,304
Acquisition-related cost of goods sold	1,634	310	1,634	310
Acquisition-related other	8,815	—	12,239	—
Pension settlement cost	—	249	—	10,674
Brazil employment taxes	—	4,202	—	4,202
Insurance settlement gain	(1,257)	—	(1,257)	—
Stock-based compensation expense	180	80	359	161
Phibro Forward income growth initiatives	1,696	—	2,046	—
Foreign currency losses, net	11,699	7,477	12,137	14,166
Adjusted EBITDA – Total segments	$65,767	$43,623	$112,202	$76,407

	December 31,	June 30,
As of	2024	2024
Identifiable assets
Animal Health	$1,011,145	$684,407
Mineral Nutrition	76,950	67,088
Performance Products	50,998	50,862
Total segments	1,139,093	802,357
Corporate	146,416	179,827
Total	$1,285,509	$982,184

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

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s medicated feed additive (“MFA”) portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of approximately $301.8 million ($290.8 million net of cash acquired), subject to certain adjustments set forth in the Purchase Agreement. The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement. The product portfolio acquired, which generated $407.6 million in revenue in 2023, is comprised of more than 37 product lines that are sold in approximately 80 countries. Also included in the Acquisition are six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

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

Armed Conflicts

Israel and Hamas

On October 7, 2023, Hamas militants crossed into Israel from Gaza in a large-scale, surprise terrorist attack. Hamas terrorists invaded Israel, first firing rockets into the country and then carrying out attacks inflicting mass casualties with hundreds more taken hostage. In order to provide immediate assistance to the victims of the attacks and their families, we and our employees provided monetary donations that were distributed to charities that offered relief services, welfare, equipment, food and other necessities. Since the October 2023 attack, there have been continued and escalating hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). In November 2024, a ceasefire was brokered between Israel and Hezbollah, and in January 2025, a temporary ceasefire went into effect between Israel and Hamas. The results of such ceasefire actions and negotiations for a continued ceasefire between Israel and Hamas remain uncertain and difficult to predict. It is possible that hostilities with Hezbollah in Lebanon and with Hamas can resume and escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, will join the hostilities. Such hostilities may escalate in the future into a greater regional conflict.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of December 31, 2024, we had approximately 480 employees located in Israel. While we initially had some disruption to our operations at the onset of the Israel-Hamas conflict, at the current time, we have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. A significant escalation of the tensions in Israel occurred on April 13, 2024, when Iran launched more than 300 drones and missiles against Israel, but we had no material disruption to our business. Iran has threatened to continue to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. While the situation surrounding the ongoing conflict remains fluid, our operations in Israel have navigated numerous challenging situations over the years.

The resumption, prolonged continuation or escalation of this conflict may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations and their respective allies. The potential impact of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers. Our Israeli manufacturing facilities and local operations account for 17% of our consolidated assets as of December 31, 2024, and 20% of our consolidated net sales, for the six months ended December 31, 2024.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the twelve months ended December 31, 2024 represented approximately 1% of consolidated net sales.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended December 31, 2024 were approximately $23 million. As of the date of the filing of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

Macroeconomic developments, such as adverse economic conditions worldwide, international conflicts, or efforts of governments to stimulate or stabilize the economy or manage trade disputes, may adversely impact our business. For example, the Trump administration recently confirmed its intent to impose heavy tariffs on imports from several nations, including Mexico, Canada and China. These measures aim to address broader policy goals but could introduce supply chain inefficiencies, challenge current trade agreements with certain nations, and affect the cost and availability of materials critical to project execution. On February 3, 2025, President Trump announced a deal to delay the imposition of tariffs on Mexico imports by a month. However, any such tariffs, if and when enacted, and any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures could adversely impact our ability to sell products and services in our markets. Countries may, in response to any U.S. actions, adopt retaliatory or other protectionist measures that could further limit our ability to offer our products and services. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Six Months
For the Periods Ended December 31	2024	2023	Change		2024	2023	Change

	(in thousands, except per share amounts and percentages)
Net sales	$309,261	$249,943	$59,318	24%	$569,693	$481,292	$88,401	18%
Gross profit	101,870	78,616	23,254	30%	185,365	146,342	39,023	27%
Selling, general and administrative expenses	76,337	62,915	13,422	21%	142,133	131,367	10,766	8%
Operating income	25,533	15,701	9,832	63%	43,232	14,975	28,257	*
Interest expense, net	8,996	4,659	4,337	93%	16,637	9,223	7,414	80%
Foreign currency losses, net	11,699	7,477	4,222	56%	12,137	14,166	(2,029)	(14)%
Income (loss) before income taxes	4,838	3,565	1,273	36%	14,458	(8,414)	22,872	*
Provision (benefit) for income taxes	1,653	2,291	(638)	(28)%	4,298	(1,673)	5,971	*
Net income (loss)	$3,185	$1,274	$1,911	*	$10,160	$(6,741)	$16,901	*

Net income (loss) per share
Basic	$0.08	$0.03	$0.05	*	$0.25	$(0.17)	$0.42	*
Diluted	$0.08	$0.03	$0.05	*	$0.25	$(0.17)	$0.42	*

Weighted average number of shares outstanding
Basic	40,504	40,504			40,504	40,504
Diluted	40,715	40,504			40,649	40,504

Ratio to net sales
Gross profit	32.9%	31.5%			32.5%	30.4%
Selling, general and administrative expenses	24.7%	25.2%			24.9%	27.3%
Operating income	8.3%	6.3%			7.6%	3.1%
Income (loss) before income taxes	1.6%	1.4%			2.5%	(1.7)%
Net income (loss)	1.0%	0.5%			1.8%	(1.4)%
Effective tax rate	34.2%	64.3%			29.7%	19.9%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

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

Segment net sales and Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2024	2023	Change		2024	2023	Change

Net sales	(in thousands, except percentages)
MFAs and other	$150,338	$101,941	$48,397	47%	$258,182	$196,045	$62,137	32%
Nutritional specialties	45,909	41,436	4,473	11%	88,558	81,646	6,912	8%
Vaccines	33,171	29,727	3,444	12%	65,201	55,943	9,258	17%
Animal Health	229,418	173,104	56,314	33%	411,941	333,634	78,307	23%
Mineral Nutrition	63,250	61,347	1,903	3%	122,312	117,373	4,939	4%
Performance Products	16,593	15,492	1,101	7%	35,440	30,285	5,155	17%
Total	$309,261	$249,943	$59,318	24%	$569,693	$481,292	$88,401	18%

Adjusted EBITDA
Animal Health	$58,177	$39,299	$18,878	48%	$98,561	$67,793	$30,768	45%
Mineral Nutrition	5,702	3,507	2,195	63%	9,464	6,388	3,076	48%
Performance Products	1,888	817	1,071	*	4,177	2,226	1,951	88%
Corporate	(17,592)	(14,171)	(3,421)	24%	(33,371)	(28,304)	(5,067)	(18)%
Total	$48,175	$29,452	$18,723	64%	$78,831	$48,103	$30,728	64%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	25.4%	22.7%			23.9%	20.3%
Mineral Nutrition	9.0%	5.7%			7.7%	5.4%
Performance Products	11.4%	5.3%			11.8%	7.4%
Corporate (1)	(5.7)%	(5.7)%			(5.9)%	(5.9)%
Total (1)	15.6%	11.8%			13.8%	10.0%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income (loss), as reported under GAAP, to Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2024	2023	Change		2024	2023	Change

	(in thousands, except percentages)
Net income (loss)	$3,185	$1,274	$1,911	*	$10,160	$(6,741)	$16,901	*
Interest expense, net	8,996	4,659	4,337	93%	16,637	9,223	7,414	80%
Provision (benefit) for income taxes	1,653	2,291	(638)	(28)%	4,298	(1,673)	5,971	*
Depreciation and amortization	11,574	8,910	2,664	30%	20,578	17,781	2,797	16%
EBITDA	25,408	17,134	8,274	48%	51,673	18,590	33,083	*
Acquisition-related cost of goods sold	1,634	310	1,324	*	1,634	310	1,324	*
Acquisition-related other	8,815	—	8,815	*	12,239	—	12,239	*
Phibro Forward income growth initiatives(1)	1,696	—	1,696	*	2,046	—	2,046	*
Stock-based compensation expense	180	80	100	*	359	161	198	*
Pension settlement cost	—	249	(249)	*	—	10,674	(10,674)	*
Brazil employment taxes	—	4,202	(4,202)	*	—	4,202	(4,202)	*
Insurance settlement gain	(1,257)	—	(1,257)	*	(1,257)	—	(1,257)	*
Foreign currency losses, net	11,699	7,477	4,222	56%	12,137	14,166	(2,029)	(14)%
Adjusted EBITDA	$48,175	$29,452	$18,723	64%	$78,831	$48,103	$30,728	64%

(1) Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings.

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended December 31, 2024 and 2023

Net sales

Net sales of $309.3 million for the three months ended December 31, 2024, increased $59.3 million, or 24%, as compared to the three months ended December 31, 2023. Animal Health increased $56.3 million, while Mineral Nutrition and Performance Products increased $1.9 million and $1.1 million, respectively.

Animal Health

Net sales of $229.4 million for the three months ended December 31, 2024, increased $56.3 million, or 33%. Net sales of MFAs and other increased $48.4 million, or 47%, due to incremental revenues of $36.7 million from sales of products from the Zoetis MFA portfolio acquired on October 31, 2024 and increased demand for our MFA products in international regions and for our processing aids used in the ethanol fermentation industry.

Net sales of nutritional specialty products increased $4.5 million, or 11%, primarily due to increased domestic dairy demand and higher sales of microbial and companion animal products.

Net sales of vaccines increased $3.4 million, or 12%, primarily due to continued growth of poultry products in Latin America, plus an increase in international demand.

Mineral Nutrition

Net sales of $63.3 million for the three months ended December 31, 2024, increased $1.9 million, or 3%, due to an increase in demand for copper and trace minerals.

Performance Products

Net sales of $16.6 million for the three months ended December 31, 2024, increased $1.1 million, or 7%, as a result of higher demand for the ingredients used in personal care products.

Gross profit

Gross profit of $101.9 million for the three months ended December 31, 2024, increased $23.3 million, or 30%, as compared to the three months ended December 31, 2023. Gross margin increased 140 basis points to 32.9% of net sales for the three months ended December 31, 2024, as compared to 31.5% for the three months ended December 31, 2023. The comparison to the prior year includes a net increase of $1.3 million for acquisition-related cost of goods sold related to purchase accounting adjustments for acquisitions. Excluding this purchase accounting item, gross profit increased $24.6 million, or 31%, and increased 200 basis points to 33.5% of net sales due to increased sales, an increase in average selling prices, and the favorable impact of foreign currency exchange rates.

Animal Health gross profit increased $20.8 million, primarily driven by higher sales volume, higher average selling prices, and the favorable impact of foreign currency exchange rates. Mineral Nutrition gross profit increased $2.5 million, driven by higher average selling prices. Performance Products gross profit increased by $1.3 million, driven by increased sales volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $76.3 million for the three months ended December 31, 2024, increased $13.4 million, or 21%, as compared to the three months ended December 31, 2023. SG&A for the three months ended December 31, 2024, included $8.8 million for acquisition-related costs, $1.7 million of costs associated with Phibro Forward income growth initiatives, and $0.2 million of stock-based compensation expense, partially offset by $1.3 million related to an insurance settlement gain. SG&A for the three months ended December 31, 2023 included a $4.2 million cost for an unfavorable litigation result related to Brazil employment taxes paid from January 2013 through December 2015, an additional $0.2 million true-up to the pension settlement cost and $0.1 million of stock-based compensation expense. Excluding these items, SG&A increased $8.5 million.

Animal Health SG&A increased $4.9 million, primarily due to an increase in employee-related costs due in part to the incremental headcount added as part of the Acquisition. Mineral Nutrition and Performance Products SG&A was comparable to the prior year. Corporate costs increased by $3.4 million, due to an increase in employee-related costs and professional fees.

Interest expense, net

Interest expense, net of $9.0 million for the three months ended December 31, 2024, increased by $4.3 million, as compared to the three months ended December 31, 2023, due to the higher debt levels associated with the financing of the Acquisition.

Foreign currency losses, net

Foreign currency losses, net for the three months ended December 31, 2024, were $11.7 million, as compared to $7.5 million of net losses for the three months ended December 31, 2023. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Brazil Real. Prior year period losses were driven in large part by a major currency devaluation in Argentina.

Provision for income taxes

The provision for income taxes was $1.7 million and $2.3 million for the three months ended December 31, 2024 and 2023, respectively. The effective income tax rates were 34.2% and 64.3% for the three months ended December 31, 2024 and 2023, respectively. The effective income tax rate for the three months ended December 31, 2024 decreased primarily due to higher pretax earnings and higher forecasted annual pretax earnings than the three months ended December 31, 2023, which reduced the impact of certain items such as Global Intangible Low-Taxed Income. The provision for income taxes for the three months ended December 31, 2024, included (i) exchange rate losses, (ii) changes in uncertain tax positions related to prior years and (iii) acquisition-related costs. The provision for income taxes for the three months ended December 31, 2023, included various items including (i) exchange rate losses, (ii) the release of certain valuation allowances and (iii) changes in uncertain tax positions related to prior years. Excluding the impact of these items, the effective income tax rate was 26.4% and 26.7% for the three months ended December 31, 2024 and 2023, respectively.

Net income

Net income of $3.2 million for the three months ended December 31, 2024, increased $1.9 million, as compared to net income of $1.3 million for the three months ended December 31, 2023. Operating income increased $9.8 million, driven by favorable gross profit, partially offset by higher SG&A. Gross profit increased primarily as a result of higher sales in the Animal Health segment, driven in part by incremental revenues associated with sales from the Zoetis MFA portfolio acquired on October 31, 2024. SG&A increased by $13.4 million, which included $8.8 million for acquisition-related costs and $1.7 million of costs associated with Phibro Forward income growth initiatives. Interest expense, net increased $4.3 million due to higher debt levels, due in part to the financing of the Acquisition. Foreign currency losses, net increased by $4.2 million. Income tax expense decreased by $0.6 million.

Comparison of six months ended December 31, 2024 and 2023

Net sales

Net sales of $569.7 million for the six months ended December 31, 2024, increased $88.4 million, or 18%, as compared to the six months ended December 31, 2023. Animal Health sales increased $78.3 million. Mineral Nutrition and Performance Products sales increased $4.9 million and $5.2 million, respectively.

Animal Health

Net sales of $411.9 million for the six months ended December 31, 2024, increased $78.3 million, or 23%. Net sales of MFAs and other increased $62.1 million, or 32%, due to incremental revenues of $36.7 million from sales of products from the Zoetis MFA portfolio acquired on October 31, 2024, increased demand for our MFAs in international regions and higher demand for processing aids used in the ethanol fermentation industry.

Net sales of nutritional specialty products increased $6.9 million, or 8%, primarily due to increased domestic dairy demand and higher sales of microbial and companion animal products.

Net sales of vaccines increased $9.3 million, or 17%, due primarily to continued growth of poultry products in Latin America, plus an increase in domestic demand.

Mineral Nutrition

Net sales of $122.3 million for the six months ended December 31, 2024, increased $4.9 million, or 4%, due to an increase in demand for copper and trace minerals.

Performance Products

Net sales of $35.4 million for the six months ended December 31, 2024, increased $5.2 million, or 17%, as a result of higher demand for the ingredients used in personal care products.

Gross profit

Gross profit of $185.4 million for the six months ended December 31, 2024, increased $39.0 million, or 27%, as compared to the six months ended December 31, 2023. Gross margin increased 210 basis points to 32.5% of net sales for the six months ended December 31, 2024, as compared to 30.4% for the six months ended December 31, 2023. The comparison to the prior year includes a net increase of $1.3 million for acquisition-related cost of goods sold related to purchase accounting adjustments for acquisitions. Excluding this purchase accounting item, gross margin increased $40.4 million, or 28%, and increased 240 basis points to 32.8% of net sales due to increased sales, an increase in average selling prices, and the favorable impact of foreign currency exchange rates.

Animal Health gross profit increased $34.6 million, primarily driven by higher sales volume, higher average selling prices, and the favorable impact of foreign currency exchange rates, partially offset by unfavorable product mix. Mineral Nutrition gross profit increased $3.4 million, driven by higher average selling price. Performance Products gross profit increased $2.4 million, driven by increased sales volumes.

Selling, general and administrative expenses

SG&A of $142.1 million for the six months ended December 31, 2024, increased $10.8 million, or 8%, as compared to the six months ended December 31, 2023. SG&A for the six months ended December 31, 2024, included $12.2 million for acquisition-related costs, $2.0 million of costs associated with Phibro Forward income growth initiatives, and $0.4 million of stock-based compensation expense, partially offset by $1.3 million related to an insurance settlement gain. SG&A for the six months ended December 31, 2023, included a $10.7 million pension settlement costs, $4.2 million cost for an unfavorable litigation result related to Brazil employment taxes paid from January 2013 through December 2015, and $0.2 million of stock-based compensation expense. Excluding these items, SG&A increased $12.4 million.

Animal Health SG&A increased $7.1 million primarily due to an increase in employee-related costs due to incremental headcount added as part of the Acquisition and new product launches in Brazil. Mineral Nutrition and Performance Products SG&A was comparable to the prior year. Corporate expenses increased $5.1 million due to an increase in employee-related costs and professional fees.

Interest expense, net

Interest expense, net of $16.6 million for the six months ended December 31, 2024, increased $7.4 million, or 80%, as compared to the six months ended December 31, 2023, due to the higher debt levels associated with the financing of the Acquisition and costs associated with the refinancing of the Company’s debt.

Foreign currency losses, net

Foreign currency losses, net for the six months ended December 31, 2024, were $12.1 million, as compared to net losses of $14.2 million for the six months ended December 31, 2023. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Brazil Real. Prior year period losses were driven in large part by a major currency devaluation in Argentina.

Provision for income taxes

The provision for income taxes was $4.3 million, and the effective income tax rate was 29.7% for the six months ended December 31, 2024. The company incurred a pretax loss for the six months ended December 31, 2023 and had a benefit for income taxes of $1.7 million, and the effective tax benefit rate was 19.9%. The effective income tax rate for the six months ended December 31, 2024 was higher than the statutory rate as well as last year’s tax benefit rate, primarily due to an unfavorable mix of pre-tax income resulting in higher taxes related to foreign earnings as well as higher state and local taxes.

The provision for income taxes for the six months ended December 31, 2024, included (i) various exchange rate losses, (ii) changes in uncertain tax positions related to prior years and (iii) acquisition-related costs. The provision for income taxes for the six months ended December 31, 2023, included various items including (i) a benefit from a foreign tax credit related to the prior year, (ii) exchange rate losses, (iii) the release of certain valuation allowances and (iv) changes in uncertain tax positions related to prior years. Excluding the impact of these items, the effective income tax rate was 25.0% and 27.0% for the six months ended December 31, 2024 and 2024, respectively.

Net income

Net income was $10.2 million for the six months ended December 31, 2024, as compared to net loss of ($6.7) million for the six months ended December 31, 2023. Operating income increased $28.3 million driven by higher gross profit, partially offset by higher SG&A of $10.8 million, which included $12.2 million for acquisition-related costs and $2.0 million of costs associated with Phibro Forward income growth initiatives. Interest expense, net increased $7.4 million due to higher debt levels and the associated with the refinancing of the Company’s debt. Foreign currency losses, net decreased by $2.0 million. Income tax expense increased by $6.0 million.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income (loss), as reported under GAAP, to adjusted net income, is as follows:

	Three Months				Six Months
For the Periods Ended December 31	2024	2023	Change		2024	2023	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income (Loss) to Adjusted Net Income
Net income (loss)	$3,185	$1,274	$1,911	*	$10,160	$(6,741)	$16,901	*
Adjustments
Acquisition-related items, net of income tax (1)	9,184	2,064	7,120	*	13,684	3,868	9,816	*
Certain items, net of income tax (1)	479	3,259	(2,780)	(85)%	2,386	10,940	(8,554)	(78)%
Foreign currency losses, net of income tax (1)	8,914	7,187	1,727	24%	9,270	12,254	(2,984)	(24)%
Certain income tax items (1)	163	(325)	488	*	501	(1,322)	1,823	*
Total adjustments, net of income tax	18,739	12,185	6,554	54%	25,840	25,740	100	0%
Adjusted net income	$21,924	$13,459	$8,465	63%	$36,000	$18,999	$17,001	89%

(1) See table titled “Items Excluded from Adjusted Net Income” below for further details.

A reconciliation of reported diluted loss per share, as reported under GAAP, to non-GAAP adjusted diluted EPS is:

	Three Months				Six Months
For the Periods Ended December 31	2024	2023	Change		2024	2023	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$0.08	$0.03	$0.05	*	$0.25	$(0.17)	$0.42	*
Adjustments
Acquisition-related items, net of income tax	0.23	0.05	0.18	*	0.34	0.10	0.24	*
Certain items, net of income tax	0.01	0.08	(0.07)	(88)%	0.06	0.27	(0.21)	(78)%
Foreign currency losses, net of income tax	0.22	0.18	0.04	22%	0.23	0.30	(0.07)	(24)%
Certain income tax items	-	(0.01)	0.01	*	0.01	(0.03)	0.04	*
Adjustments EPS, diluted	0.46	0.30	0.16	53%	0.64	0.64	0.00	1%
Adjusted EPS, diluted	$0.54	$0.33	$0.21	64%	$0.89	$0.47	$0.42	91%

Items excluded from adjusted net income consisted of:

	Three Months		Six Months
For the Periods Ended December 31	2024	2023	2024	2023

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related cost of goods sold	$1,634	$310	$1,634	$310
Acquisition-related intangible amortization in cost of goods sold	1,578	1,670	3,229	3,343
Acquisition-related intangible amortization in SG&A	587	803	1,198	1,569
Acquisition-related transaction costs in SG&A	8,815	—	12,239	—
Acquisition-related items - income taxes	(3,430)	(719)	(4,616)	(1,354)
Total acquisition-related items, net of income taxes	9,184	2,064	13,684	3,868

Certain items
Pension settlement cost	—	249	—	10,674
Stock-based compensation expense	180	80	359	161
Phibro Forward income growth initiatives	1,696	—	2,046	—
Insurance settlement gain	(1,257)	—	(1,257)	—
Brazil employment taxes	—	4,202	—	4,202
Refinancing expense	—	—	1,960	—
Certain items - income taxes	(140)	(1,272)	(722)	(4,097)
Total certain items, net of income taxes	479	3,259	2,386	10,940

Foreign currency losses, net
Foreign currency losses, net	11,699	7,477	12,137	14,166
Foreign currency losses, net - income taxes	(2,785)	(290)	(2,867)	(1,912)
Total foreign currency losses, net, net of income taxes	8,914	7,187	9,270	12,254

Certain income tax items
Foreign tax credit regulations	—	—	—	(1,223)
Changes in uncertain tax positions and certain other items	163	(325)	501	(99)
Total certain income tax items	163	(325)	501	(1,322)

Total adjustments, net of income taxes	$18,739	$12,185	$25,840	$25,740

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was as follows:

	Six Months
For the Periods Ended December 31	2024	2023	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$15,698	$47,757	$(32,059)
Investing activities	(263,403)	(40,213)	(223,190)
Financing activities	247,123	(13,409)	260,532
Effect of exchange-rate changes on cash and cash equivalents	(2,957)	(2,446)	(511)
Net decrease in cash and cash equivalents	$(3,539)	$(8,311)	$4,772

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $15.7 million of net cash for the six months ended December 31, 2024. Cash provided by net income, adjusted for the non-cash items, including depreciation and amortization, was $31.4 million. Cash used in the ordinary course of business from changes in operating assets and liabilities, net of the impact of the net assets acquired from the Acquisition, was $15.7 million. Accounts receivable used $25.8 million of cash due to higher sales. Inventories used $24.4 million of cash due to increased quantities on hand due to timing of inventory purchases and forecasted future demand. Accounts payable provided $14.6 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities provided cash of $21.2 million, primarily due to timing of incurrence.

Investing activities

Investing activities used $263.4 million of net cash for the six months ended December 31, 2024, which includes the purchase price paid for the Acquisition of $290.8 million, net of cash acquired. Capital expenditures totaled $17.4 million, as we continue to invest in expanding production capacity and productivity improvements. Maturities of our short-term investments provided $44.0 million in cash.

Financing activities

Financing activities provided $247.1 million of net cash for the six months ended December 31, 2024 and reflect the impact of the refinancing of our debt portfolio in July 2024 and the financing of the Acquisition. Proceeds of $300.0 million from the refinancing, as well as revolving credit facility borrowings were used to pay the remaining principal balances of the outstanding debt of $313.1 million, and we used the proceeds $350.0 million in term loan borrowings to finance the purchase price of the Acquisition. Net revolver payments on our credit facilities used $62.0 million in cash. We paid $3.8 million in scheduled quarterly principal payments on long-term debt during the six months ended December 31, 2024. We also paid $10.4 million in debt issuance costs related to the refinancing and $9.7 million in dividends to holders of our Class A common stock and Class B common stock.

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under the 2024 Credit Facility, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2024 Credit Facilities based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including ongoing conflicts between Russia and Ukraine and potential hostilities in the Middle East. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:

	December 31,	June 30,
As of	2024	2024

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$67,074	$114,613
Working capital	462,079	312,031
Ratio of current assets to current liabilities	3.13:1	2.79:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of December 31, 2024, we had $114.0 million in outstanding borrowings under the 2024 Revolver and outstanding letters of credit and other commitments of $2.4 million, leaving $193.6 million available for further borrowings and letters of credit, subject to restrictions in our 2021 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. On February 4, 2025, our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on March 26, 2025. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of December 31, 2024, our cash and cash equivalents and short-term investments included $65.0 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of December 31, 2024, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance, and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We calculate adjusted net income as net income (loss) plus (i) acquisition-related intangible amortization and other acquisition-related items, (ii) certain items we consider to be unusual, non-operational or non-recurring, (iii) stock-based compensation expense, (iv) foreign currency (gains) losses, as separately reported on our consolidated statements of operations, and (v) the income tax effect of pre-tax income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income divided by the diluted weighted average number of shares. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net income (loss).

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended June 30, 2024, included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on August 28, 2024. There have been no significant changes in our critical accounting estimates since June 30, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	the potential FDA withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19; on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;

●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as potential hostilities in the Middle East and ongoing armed conflicts between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including the terrorist attack on Israel by Hamas militants and the Hezbollah terrorist organization;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy may harm our food animal product customers;
●	our ability to successfully integrate acquired businesses, including the medicated feed additive product portfolio, certain water-soluble products and related assets, which we have agreed to acquire from Zoetis Inc.;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of breaches of data security and cybersecurity attacks;

●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of our Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2024.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 14, 2024, BFI Co., LLC (“BFI”) adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 528,000 shares of Class A common stock through August 28, 2025. Jack C. Bendheim, our Chairman of the Board of Directors, President and Chief Executive Officer, has sole authority to vote shares of our stock owned by BFI.

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

Phibro Animal Health Corporation

February 5, 2025	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

February 5, 2025	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer