Form 10-Q
period 2025-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2025-05-07
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 20,367,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$347,825	$263,223	$917,518	$744,515
Cost of goods sold	243,257	183,623	627,585	518,573
Gross profit	104,568	79,600	289,933	225,942
Selling, general and administrative expenses	71,053	59,676	213,186	191,043
Operating income	33,515	19,924	76,747	34,899
Interest expense, net	9,355	4,575	25,992	13,798
Foreign currency (gains) losses, net	(5,528)	2,427	6,609	16,593
Income before income taxes	29,688	12,922	44,146	4,508
Provision for income taxes	8,808	4,517	13,106	2,844
Net income	$20,880	$8,405	$31,040	$1,664

Net income per share
basic	$0.52	$0.21	$0.77	$0.04
diluted	$0.51	$0.21	$0.76	$0.04
Weighted average common shares outstanding
basic	40,520	40,504	40,509	40,504
diluted	40,709	40,520	40,669	40,509

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024

	(unaudited)
	(in thousands)
Net income	$20,880	$8,405	$31,040	$1,664
Change in fair value of derivative instruments	(5,274)	(1,793)	(7,934)	(8,407)
Foreign currency translation adjustment	6,895	(3,045)	(1,868)	(2,187)
Pension settlement recognition	—	—	—	10,674
Unrecognized net pension gains	75	92	233	837
Benefit (provision) for income taxes	1,300	357	1,927	(711)
Other comprehensive income (loss)	2,996	(4,389)	(7,642)	206
Comprehensive income	$23,876	$4,016	$23,398	$1,870

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
As of	2025	2024

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$60,354	$70,613
Short-term investments	10,000	44,000
Accounts receivable, net	197,518	169,452
Inventories, net	448,390	265,911
Other current assets	59,756	51,021
Total current assets	776,018	600,997
Property, plant and equipment, net	336,093	203,300
Intangibles, net	37,766	45,033
Goodwill	54,570	54,557
Other assets	112,813	78,297
Total assets	$1,317,260	$982,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$16,250	$29,795
Accounts payable	131,622	85,567
Accrued expenses and other current liabilities	118,609	88,786
Total current liabilities	266,481	204,148
Revolving credit facility	92,000	176,000
Long-term debt	619,157	282,289
Other liabilities	73,630	63,106
Total liabilities	1,051,268	725,543
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,367,574 and 20,337,574 shares issued and outstanding at March 31, 2025, and June 30, 2024, respectively; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at March 31, 2025, and June 30, 2024	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	136,816	136,278
Retained earnings	260,341	243,886
Accumulated other comprehensive loss	(131,169)	(123,527)
Total stockholders’ equity	265,992	256,641
Total liabilities and stockholders’ equity	$1,317,260	$982,184

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
For the Periods Ended March 31	2025	2024

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$31,040	$1,664
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	33,194	26,977
Amortization of debt issuance costs	1,443	780
Deferred income taxes	(13,241)	(6,806)
Foreign currency losses, net	5,683	4,261
Acquisition-related items	3,342	1,033
Non-cash impairment charges	5,328	—
Pension settlement cost	—	10,674
Brazil employment taxes	—	4,202
Stock-based compensation expense	538	296
Other	(1,167)	3,865
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable, net	(29,251)	3,045
Inventories, net	(38,133)	(5,891)
Other current assets	(7,712)	3,437
Other assets	3,809	624
Accounts payable	42,936	8,099
Accrued expenses and other liabilities	21,043	2,905
Net cash provided by operating activities	58,852	59,165
INVESTING ACTIVITIES
Purchases of short-term investments	(10,000)	(65,523)
Maturities of short-term investments	44,000	57,000
Capital expenditures	(25,151)	(28,166)
Business acquisition, net of cash acquired	(291,878)	(3,282)
Other, net	1,375	888
Net cash used by investing activities	(281,654)	(39,083)
FINANCING ACTIVITIES
Revolving credit facility borrowings	479,000	155,000
Revolving credit facility repayments	(563,000)	(131,000)
Proceeds from long-term debt	650,000	—
Payments of long-term debt	(320,953)	(15,315)
Debt issuance costs	(10,377)	—
Proceeds from insurance premium financing	—	2,694
Payments of insurance premium financing	(5,185)	(5,353)
Dividends paid	(14,585)	(14,581)
Net cash provided (used) by financing activities	214,900	(8,555)
Effect of exchange rate changes on cash	(2,357)	(2,583)
Net (decrease) increase in cash and cash equivalents	(10,259)	8,944
Cash and cash equivalents at beginning of period	70,613	41,281
Cash and cash equivalents at end of period	$60,354	$50,225

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss		Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2024	40,503,608	$4	$—	$136,278	$243,886		$(123,527)	$256,641
Comprehensive income (loss)	—	—	—	—	6,975		(408)	6,567
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)		—	(4,860)
Stock-based compensation expense	—	—	—	179	—		—	179
As of September 30, 2024	40,503,608	$4	$—	$136,457	$246,001		$(123,935)	$258,527
Comprehensive income (loss)	—	—	—	—	3,185		(10,230)	(7,045)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)		—	(4,860)
Stock-based compensation expense	—	—	—	180	—		—	180
As of December 31, 2024	40,503,608	$4	$—	$136,637	$244,326		$(134,165)	$246,802
Comprehensive income	—	—	—	—	20,880		2,996	23,876
Shares issued pursuant to stock incentive plan	30,000	—	—	—	—		—	—
Dividends declared ($0.12 per share)	—	—	—	—	(4,865)		—	(4,865)
Stock-based compensation expense	—	—	—	179	—	—	—	179
As of March 31, 2025	40,533,608	$4	$—	$136,816	$260,341		$(131,169)	$265,992

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912	$(114,210)	$282,509
Comprehensive (loss) income	—	—	—	—	(8,015)	3,354	(4,661)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	81	—	—	81
As of September 30, 2023	40,503,608	$4	$—	$135,884	$248,037	$(110,856)	$273,069
Comprehensive income	—	—	—	—	1,274	1,241	2,515
Dividends declared ($0.12 per share)	—	—	—	—	(4,861)	—	(4,861)
Stock-based compensation expense	—	—	—	80	—	—	80
As of December 31, 2023	40,503,608	$4	$—	$135,964	$244,450	$(109,615)	$270,803
Comprehensive income (loss)	—	—	—	—	8,405	(4,389)	4,016
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	135	—	—	135
As of March 31, 2024	40,503,608	$4	$—	$136,099	$247,995	$(114,004)	$270,094

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

The unaudited consolidated financial information for the three and nine months ended March 31, 2025 and 2024, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Annual Report”), filed with the Securities and Exchange Commission on August 28, 2024 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2024, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2025, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents resulting from the assumed vesting of restricted stock units (“RSUs”), unless the effect would be antidilutive or if the minimum stock price targets for our performance-based RSUs were not achieved during the reporting period. Common share equivalents related to time- and performance-based RSUs were included in the calculation of diluted net income per share for the three and nine months ended March 31, 2025. Common share equivalents related to time-based RSUs were included in the calculation of diluted net income per share for the three and nine months ended March 31, 2024. Common share equivalents composed of 450,000 performance-based RSUs were not included in the calculation of diluted net income per share for the three and nine months ended March 31, 2024 because the minimum stock price targets were not achieved during that period. For further information on RSUs, see Note 8.

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024
Net income	$20,880	$8,405	$31,040	$1,664

Weighted average number of shares – basic	40,520	40,504	40,509	40,504
Dilutive effect of restricted stock units	189	16	160	5
Weighted average number of shares - diluted	40,709	40,520	40,669	40,509

Net income per share
basic	$0.52	$0.21	$0.77	$0.04
diluted	$0.51	$0.21	$0.76	$0.04

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

The preliminary purchase price for the Acquisition was approximately $302.9 million ($291.9 million, net of cash acquired and updated for $1.1 million of payments made for inventory received subsequent to December 31, 2024), which was funded by Delayed Draw Term A-1 Loans and Delayed Draw Term A-2 Loans drawn on 2024 Credit Facilities (each as defined below in Note 6). The purchase and sale agreement underlying the transaction provides for closing working capital and other adjustments to be completed after the Acquisition. These adjustments, which are expected to be completed in our fourth fiscal quarter, have yet to be finalized and could materially change the purchase price consideration of the Acquisition.

For the three and nine months ended March 31, 2025, we recognized transaction costs related to the Acquisition of $0.6 million and $12.9 million, respectively. These costs were primarily associated with financial advisory, legal and other professional services related to the Acquisition and are reflected within selling, general and administrative expenses in our consolidated statements of operations.

The amount of revenue attributable to the Acquisition included in consolidated statements of operations for the three and nine months ended March 31, 2025 is $77.0 million and $113.7 million, respectively. Based on our current operational structure and the nature and mix of legal entities and assets acquired, we will not be able to complete a full cost identification and allocation assessment for activities related to the Acquisition. As a result, we are unable to accurately determine earnings or loss attributable to the Acquisition since the date of acquisition.

The following table summarizes the updated preliminary allocation of the purchase price as of March 31, 2025 to the fair values assigned to the assets acquired and liabilities assumed at the date of the Acquisition.

At October 31,
2024
Assets acquired:
Cash and cash equivalents	$11,018
Accounts receivable, net	350
Inventories, net	154,808
Property, plant and equipment, net	135,164
Other assets (1)	24,048
Total preliminary fair value of assets acquired	325,388
Liabilities assumed:
Accounts payable	1,411
Accrued expenses and other current liabilities	14,395
Other noncurrent liabilities	6,686
Total preliminary fair value of liabilities assumed	22,492
Preliminary fair value of net assets acquired	302,896
Preliminary purchase price consideration transferred (2)	$302,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes current and noncurrent amounts.
(2)	The preliminary purchase price consideration excludes amounts related to the settlement of the final purchase price subsequent to March 31, 2025, as disclosed above. Any increase or decrease in the fair value of the net assets acquired, as compared to the information shown herein, could also change the portion of the purchase consideration allocable to the acquired assets and assumed liabilities and could impact the operating results of the combined company following the Acquisition due to differences in the allocation of the purchase consideration and changes in the depreciation and amortization related to some of these assets and liabilities.

In the table above, the estimate of fair value of inventories, net was determined using the replacement cost method, which contemplates the costs to complete the manufacturing and sales process, a reasonable profit allowance from the sales process, and estimated holding costs. The cost basis of raw materials was determined to represent current replacement cost and therefore approximates fair value. The net fair value step-up adjustment to inventories of $5.3 million is being amortized to cost of sales as the inventory is sold to customers. The calculated value of the estimated step-up for inventory is preliminary, as management’s valuation of the Acquisition and its allocation of the purchase price consideration and closing working capital and other adjustments are still in progress. While we use our best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. Accordingly, the inventory, net step-up is subject to change and could vary materially from the final purchase price allocation. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. During the three months ended March 31, 2025, management’s estimate of the fair value of the inventory acquired increased $5.5 million from the prior quarter due to measurement period adjustments as it continues to evaluate the facts and circumstances related to the acquisition.

Property, plant and equipment, net is composed of land, buildings, equipment (including machinery, furniture and fixtures, and computer equipment), and construction-in-progress. The estimate of fair value of property, plant and equipment, net was determined by the direct cost, indirect cost and/or market approaches, as applicable, depending on the nature of the asset. The preliminary step-up adjustment of $32.7 million will be depreciated on a straight-line basis over the remaining useful life of the respective assets, which ranges from 3 years to 23 years. The calculated value of the estimated step-up for property, plant and equipment, net acquired is preliminary, as management’s valuation of the Acquisition and its allocation of the purchase price consideration and closing working capital and other adjustments are still in progress. While we use our best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. Accordingly, the step-up to property, plant, and equipment is subject to change, and the final purchase price allocation may result in a different allocation for property, plant and equipment, net, as well as a difference in the remaining average useful life from what is presented in this paragraph. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. During the three months ended March 31, 2025, management’s estimate of the fair value of the property, plant, and equipment acquired decreased $4.4 million from the prior quarter due to measurement period adjustments as it continues to evaluate the facts and circumstances related to the acquisition.

The income statement impact of the measurement period adjustments discussed above were immaterial to the current and prior quarter periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024
Net sales	$347,825	$354,252	$1,067,875	$1,043,063
Operating income	33,515	38,697	120,145	79,221

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024

Animal Health
MFAs and other	$181,645	$108,216	$439,827	$304,261
Nutritional specialties	43,350	40,194	131,908	121,840
Vaccines	33,382	32,923	98,583	88,866
Total Animal Health	$258,377	$181,333	$670,318	$514,967
Mineral Nutrition	66,774	64,228	189,086	181,601
Performance Products	22,674	17,662	58,114	47,947
Total	$347,825	$263,223	$917,518	$744,515

Net Sales by Region

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024
United States	$209,940	$159,314	$537,930	$431,083
Latin America and Canada	70,753	53,653	214,578	177,539
Europe, Middle East and Africa	38,910	33,175	102,624	89,572
Asia Pacific	28,222	17,081	62,386	46,321
Total	$347,825	$263,223	$917,518	$744,515

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense, Net

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024
Interest expense, net
Credit Facilities	$9,029	$5,127	$24,393	$15,421
2022 Term Loan	—	215	12	648
Amortization of debt issuance costs	572	260	1,443	780
Refinancing expense	—	—	1,960	—
Other	52	43	388	164
Interest expense	9,653	5,645	28,196	17,013
Interest income	(298)	(1,070)	(2,204)	(3,215)
	$9,355	$4,575	$25,992	$13,798

For the nine months ended March 31, 2025, refinancing expense included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the write-off of unamortized deferred financing costs on previously outstanding debt.

Depreciation and Amortization

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024
Depreciation and amortization
Depreciation of property, plant and equipment	$10,897	$6,770	$27,048	$19,638
Amortization of intangible assets	1,719	2,426	6,146	7,339
	$12,616	$9,196	$33,194	$26,977

Pension Settlement

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of our pension benefit obligation to a third-party insurance company. The annuity purchase price was $26,381 and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. During the nine months ended March 31, 2024, we recognized a partial settlement of the pension plan and recorded $10,674, respectively in selling, general and administrative expenses in our consolidated statement of operations, resulting from the recognition of net pension losses previously included in Accumulated other comprehensive loss.

5.  Balance Sheets—Additional Information

	March 31,	June 30,
As of	2025	2024
Inventories
Raw materials	$150,763	$72,799
Work-in-process	27,363	23,550
Finished goods	270,264	169,562
	$448,390	$265,911

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	June 30,
As of	2025	2024
Other assets
ROU operating lease assets	$42,239	$37,604
Deferred income taxes	36,172	19,371
Deposits	575	1,646
Insurance investments	6,409	6,305
Equity method investments	4,941	5,183
Debt issuance costs	3,947	911
Derivative instruments	1,637	—
Other	16,893	7,277
	$112,813	$78,297

	March 31,	June 30,
As of	2025	2024
Accrued expenses and other current liabilities
Employee related	$40,403	$37,612
Current operating lease liabilities	8,988	7,460
Commissions and rebates	12,498	7,875
Professional fees	7,127	8,918
Income and other taxes	6,348	2,931
Insurance-related	1,502	1,265
Insurance premium financing	—	5,185
Other	41,743	17,540
	$118,609	$88,786

	March 31,	June 30,
As of	2025	2024
Other liabilities
Long-term operating lease liabilities	$33,626	$29,915
Long-term and deferred income taxes	16,851	14,218
Supplemental retirement benefits, deferred compensation and other	5,567	6,678
U.S. pension plan, net	2,137	2,237
International retirement plans	3,276	3,212
Other long-term liabilities	12,173	6,846
	$73,630	$63,106

	March 31,	June 30,
As of	2025	2024
Accumulated other comprehensive loss
Derivative instruments	$5,170	$13,104
Foreign currency translation adjustment	(125,872)	(124,004)
Unrecognized net pension losses	(12,779)	(13,012)
Income tax benefit	2,312	385
	$(131,169)	$(123,527)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company may receive patronage from the lenders providing the Term A-2 Loans, to the extent eligible under such lender’s patronage program, as determined by such lender in its sole discretion. For the three and nine months ended March 31, 2025, the Company received patronage income of $336, which is reflected as a reduction of interest expense, net in the Company’s consolidated statements of operations.

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

As of March 31, 2025, we were in compliance with the financial covenants of the 2024 Credit Agreement.

For the nine months ended March 31, 2025, we paid $10,377 in lender and other fees related to the 2024 Credit Facilities, which are being amortized to interest expense through the maturity dates of the 2024 Credit Facilities. The payment of these debt issuance costs is reflected within the financing activities section of the consolidated statements of cash flows. For the nine months ended March 31, 2025, we also incurred $1,960 in certain costs and charges resulting from the refinancing, which included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the write-off of unamortized deferred financing costs on previously outstanding debt.

As of March 31, 2025, we had $92,000 in borrowings drawn under the 2024 Revolver and had outstanding letters of credit of $2,356, leaving $215,644 available for further borrowings and letters of credit under the 2024 Revolver, subject to restrictions in our 2024 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all approximately one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Debt Balances and Interest Rate Information

Long-Term Debt Balances

	March 31,	June 30,
As of	2025	2024
Initial Term A-1 Loan due July 2029	$158,962	$—
Initial Term A-2 Loan due July 2031	135,412	—
Delayed Draw Term A-1 Loan due July 2029	187,819	—
Delayed Draw Term A-2 Loan due July 2031	159,994	—
2021 Term A Loan due April 2026	—	256,875
2023 Incremental Term Loan due April 2026	—	45,000
2022 Term Loan due September 2027	—	11,265
Gross term loan balances	642,187	313,140
Unamortized debt issuance costs	(6,780)	(1,056)
Term loan balances, net of unamortized debt issuance costs	635,407	312,084
Less: current maturities of long-term debt	(16,250)	(29,795)
Long-term debt	$619,157	$282,289

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Nine Months
	March 31,	June 30,	Ended March 31,
	2025	2024	2025	2024
Revolving Credit Facility	5.27%	6.00%	6.36%	6.17%
Initial Term A-1 Loan due July 2029	2.76%	—%	2.88%	—%
Initial Term A-2 Loan due July 2031	3.26%	—%	3.36%	—%
Delayed Draw Term A-1 Loan due July 2029	5.73%	—%	6.55%	—%
Delayed Draw Term A-2 Loan due July 2031	6.43%	—%	7.06%	—%
2021 Term A Loan	—%	2.36%	—%	2.36%
2023 Incremental Term Loan	—%	7.68%	—%	7.63%
2022 Term Loan	—%	7.43%	—%	7.41%

 Interest rates as of the balance sheet dates are based on rates in effect as of those dates, including SOFR fluctuating rates of interest, applicable rates and the interest rate swap agreements.

In September 2024, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities to a fixed rate of 3.18% through September 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2025, we entered into an interest rate swap agreement on $275,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities to a fixed rate of 3.64% through February 2030.

In March 2025, we entered into a forward-starting interest rate collar agreement on $250,000 of notional principal that effectively puts a floor of 1.99% and a cap of 4.75% on the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities. The individual option contracts of the collar mature monthly beginning July 2025 and through June 2026.

In addition, we are party to an interest rate swap of agreement on $300,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt to a fixed rate of 0.51% through June 2025 and remains in effect as a hedge against our existing variable rate debt issued under the 2024 Credit Facilities.

We designated the interest rate swaps and interest rate collar as highly effective cash flow hedges. For additional details, see “Note 10 — Derivatives.”

7.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $447 and $392 during the three months ended March 31, 2025 and 2024, and $1,735 and $1,209 during the nine months ended March 31, 2025 and 2024, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

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

During the three and nine months ended March 31, 2025, 30,000 time-based RSUs vested. The fair value of the time-based RSUs that vested was $786, and there were no excess tax benefits recognized on the vesting of these RSUs. As of March 31, 2025, a total of 570,000 RSUs remained outstanding and unvested.

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

The weighted-average grant date fair value of the RSUs granted in fiscal 2024 was $5.44 per share. We recognize stock-based compensation expense for the RSUs on a straight-line basis over the vesting periods. Stock-based compensation expense related to the RSUs was $179 and $135 for three months ended March 31, 2025 and 2024, and $538 and $296 for the nine months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was $2,250 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted-average period of 3.3 years.

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,302 and $4,282 at March 31, 2025 and June 30, 2024, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

We routinely assess whether the derivatives used to hedge transactions are effective. If we determine a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of the assessment for that derivative and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations.

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

In March 2025, we entered into an interest rate swap agreement on $275,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities to a fixed rate of 3.64% through February 2030.

In March 2025, we entered into a forward-starting interest rate collar agreement on $250,000 of notional principal that effectively puts a floor of 1.99% and a cap of 4.75% on the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities. The individual option contracts of the collar mature monthly beginning July 2025 and through June 2026. As of March 31, 2025, the fair value of the interest rate collar is de minimis.

We are a party to an interest rate swap agreement on $300,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation to a fixed rate of 0.51% through June 2025.

We have designated the interest rate swaps and interest rate collar as highly effective cash flow hedges.

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

	March 31,	June 30,
As of	2025	2024
Other current assets
Foreign currency option contracts, net	$2	$39
Interest rate swaps	4,698	13,151
Other assets
Interest rate swaps	1,637	—
Accrued expense and other current liabilities
Foreign currency option contracts, net	—	(41)
Other liabilities
Interest rate swaps	(1,167)	—
Total Fair Value
Foreign currency option contracts, net	2	(2)
Interest rate swaps	5,168	13,151

Notional amounts of the derivatives as of the balance sheet date were:

	March 31,
As of	2025
Interest rate swaps		$725,000
Interest rate collar		$250,000
Brazil Real-USD call options	R$	18,000
Brazil Real-USD put options	R$	(18,000)

The consolidated statements of operations and statements of comprehensive income for the periods ended March 31, 2025 and 2024 included the effects of derivatives as follows:

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024
Foreign currency option contracts, net
Income recorded in consolidated statements of operations	$(157)	$(183)	$(1,064)	$(754)
Consolidated statement of operations - total cost of goods sold	$243,257	$183,623	$627,585	$518,573
Consolidated statement of operations - total selling, general and administrative expenses	$71,053	$59,676	$213,186	$191,043
(Income) expense recorded in comprehensive income	$(169)	$875	$(49)	$(35)
Interest rate swaps
Income recorded in consolidated statements of operations	$(3,442)	$(3,646)	$(11,132)	$(10,859)
Consolidated statement of operations - total interest expense, net	$9,355	$4,575	$25,992	$13,798
Expense recorded in comprehensive income	$5,443	$918	$7,983	$8,442

We recognize gains and losses related to foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of March 31, 2025, included realized net gains of $98 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next six months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Assets (Liabilities)

As of	March 31, 2025			June 30, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$8,000	—	—	35,000	—	—
Short-term investments	$10,000	$—	$—	$44,000	$—	$—
Foreign currency derivatives	$—	$2	$—	$—	$(2)	$—
Interest rate swaps	$—	$5,168	$—	$—	$13,151	$—

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

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024
Net sales
Animal Health	$258,377	$181,333	$670,318	$514,967
Mineral Nutrition	66,774	64,228	189,086	181,601
Performance Products	22,674	17,662	58,114	47,947
Total segments	$347,825	$263,223	$917,518	$744,515

Depreciation and amortization
Animal Health	$11,369	$7,695	$29,318	$22,392
Mineral Nutrition	524	601	1,555	1,907
Performance Products	277	432	902	1,291
Total segments	$12,170	$8,728	$31,775	$25,590
Adjusted EBITDA
Animal Health	$63,123	$36,524	$161,684	$104,317
Mineral Nutrition	5,762	4,665	15,226	11,053
Performance Products	3,336	2,371	7,513	4,597
Total segments	$72,221	$43,560	$184,423	$119,967
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$29,688	$12,922	$44,146	$4,508
Interest expense, net	9,355	4,575	25,992	13,798
Depreciation and amortization – Total segments	12,170	8,728	31,775	25,590
Depreciation and amortization – Corporate	446	468	1,419	1,387
Corporate costs	17,335	13,856	50,706	42,160
Acquisition-related cost of goods sold	1,708	211	3,342	521
Acquisition-related other	636	512	12,875	512
Pension settlement cost	—	—	—	10,674
Brazil employment taxes	—	—	—	4,202
Insurance settlement gain	(1,546)	(274)	(2,803)	(274)
Stock-based compensation expense	179	135	538	296
Phibro Forward income growth initiatives - cost of goods sold (1)	3,798	—	3,798	—
Phibro Forward income growth initiatives - SG&A (1)	3,980	—	6,026
Foreign currency (gains) losses, net	(5,528)	2,427	6,609	16,593
Adjusted EBITDA – Total segments	$72,221	$43,560	$184,423	$119,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings. For the three and nine months ended March 31, 2025, this includes $5.3 million for non-cash asset write-offs, of which $3.8 million was recorded within cost of goods sold, and $1.5 million was recorded within selling, general, and administrative expenses, related to the closure of an immaterial business within the Animal Health segment.

(2)

	March 31,	June 30,
As of	2025	2024
Identifiable assets
Animal Health	$1,041,878	$684,407
Mineral Nutrition	78,922	67,088
Performance Products	51,768	50,862
Total segments	1,172,568	802,357
Corporate	144,692	179,827
Total	$1,317,260	$982,184

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

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s medicated feed additive (“MFA”) portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of approximately $302.9 million ($291.9 million, as adjusted, net of cash acquired), subject to certain further adjustments set forth in the Purchase Agreement. The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement. The product portfolio acquired, which generated $407.6 million in revenue in 2023, is comprised of more than 37 product lines that are sold in approximately 80 countries. Also included in the Acquisition are six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

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

Armed Conflicts

Israel and Hamas

On October 7, 2023, Hamas militants crossed into Israel from Gaza in a large-scale, surprise terrorist attack. Hamas terrorists invaded Israel, first firing rockets into the country and then carrying out attacks inflicting mass casualties with hundreds more taken hostage. In order to provide immediate assistance to the victims of the attacks and their families, we and our employees provided monetary donations that were distributed to charities that offered relief services, welfare, equipment, food and other necessities. Since the October 2023 attack, there have been continued and escalating hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). Although a ceasefire was brokered between Israel and Hezbollah in November 2024, and in January 2025, a temporary ceasefire went into effect between Israel and Hamas, hostilities in the region have recently resumed. The possibility of negotiations for renewed ceasefire agreements between Israel and Hamas and Israel and Hezbollah remain uncertain and difficult to predict and until resolved, may continue to cause conflict in the region.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of March 31, 2025, we had approximately 500 employees located in Israel. While we initially had some disruption to our operations at the onset of the Israel-Hamas conflict, at the current time, we have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. A significant escalation of the tensions in Israel occurred on April 13, 2024, when Iran launched more than 300 drones and missiles against Israel, but we had no material disruption to our business. Iran has threatened to continue to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. While the situation surrounding the ongoing conflict remains fluid, our operations in Israel have navigated numerous challenging situations over the years.

The resumption, prolonged continuation or escalation of this conflict may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations and their respective allies. The potential impact of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers. Our Israeli manufacturing facilities and local operations account for 16% of our consolidated assets as of March 31, 2025, and 19% of our consolidated net sales for the nine months ended March 31, 2025.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the twelve months ended March 31, 2025 represented approximately 1% of consolidated net sales.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended March 31, 2025 were approximately $22 million. As of the date of the filing of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

Macroeconomic developments, such as adverse economic conditions worldwide, international conflicts, or efforts of governments to stimulate or stabilize the economy or manage trade disputes, may adversely impact our business. For example, the Trump administration recently instituted or proposed changes in trade policies that include the renegotiation or termination of existing trade agreements, the imposition of higher tariffs on imports into the United States, and other government regulations affecting trade between the United States and other countries. These measures aim to address broader policy goals but could introduce supply chain inefficiencies, challenge current trade agreements with certain nations, and affect the cost and availability of materials critical to project execution. Any such tariffs, if and when enacted, and any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures could adversely impact our ability to sell products and services in our markets. Countries may, in response to any U.S. actions, adopt retaliatory or other protectionist measures that could further limit our ability to offer our products and services. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Nine Months
For the Periods Ended March 31	2025	2024	Change		2025	2024	Change

	(in thousands, except per share amounts and percentages)
Net sales	$347,825	$263,223	$84,602	32%	$917,518	$744,515	$173,003	23%
Gross profit	104,568	79,600	24,968	31%	289,933	225,942	63,991	28%
Selling, general and administrative expenses	71,053	59,676	11,377	19%	213,186	191,043	22,143	12%
Operating income	33,515	19,924	13,591	68%	76,747	34,899	41,848	*
Interest expense, net	9,355	4,575	4,780	*	25,992	13,798	12,194	88%
Foreign currency (gains) losses, net	(5,528)	2,427	(7,955)	*	6,609	16,593	(9,984)	(60)%
Income before income taxes	29,688	12,922	16,766	*	44,146	4,508	39,638	*
Provision for income taxes	8,808	4,517	4,291	95%	13,106	2,844	10,262	*
Net income	$20,880	$8,405	$12,475	*	$31,040	$1,664	$29,376	*

Net income per share
Basic	$0.52	$0.21	$0.31	*	$0.77	$0.04	$0.73	*
Diluted	$0.51	$0.21	$0.30	*	$0.76	$0.04	$0.72	*

Weighted average number of shares outstanding
Basic	40,520	40,504			40,509	40,504
Diluted	40,709	40,520			40,669	40,509

Ratio to net sales
Gross profit	30.1%	30.2%			31.6%	30.3%
Selling, general and administrative expenses	20.4%	22.7%			23.2%	25.7%
Operating income	9.6%	7.6%			8.4%	4.7%
Income before income taxes	8.5%	4.9%			4.8%	0.6%
Net income	6.0%	3.2%			3.4%	0.2%
Effective tax rate	29.7%	35.0%			29.7%	63.1%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

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

Segment net sales and Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2025	2024	Change		2025	2024	Change

Net sales	(in thousands, except percentages)
MFAs and other	$181,645	$108,216	$73,429	68%	$439,827	$304,261	$135,566	45%
Nutritional specialties	43,350	40,194	3,156	8%	131,908	121,840	10,068	8%
Vaccines	33,382	32,923	459	1%	98,583	88,866	9,717	11%
Animal Health	258,377	181,333	77,044	42%	670,318	514,967	155,351	30%
Mineral Nutrition	66,774	64,228	2,546	4%	189,086	181,601	7,485	4%
Performance Products	22,674	17,662	5,012	28%	58,114	47,947	10,167	21%
Total	$347,825	$263,223	$84,602	32%	$917,518	$744,515	$173,003	23%

Adjusted EBITDA
Animal Health	$63,123	$36,524	$26,599	73%	$161,684	$104,317	$57,367	55%
Mineral Nutrition	5,762	4,665	1,097	24%	15,226	11,053	4,173	38%
Performance Products	3,336	2,371	965	41%	7,513	4,597	2,916	63%
Corporate	(17,335)	(13,856)	(3,479)	(25)%	(50,706)	(42,160)	(8,546)	(20)%
Total	$54,886	$29,704	$25,182	85%	$133,717	$77,807	$55,910	72%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	24.4%	20.1%			24.1%	20.3%
Mineral Nutrition	8.6%	7.3%			8.1%	6.1%
Performance Products	14.7%	13.4%			12.9%	9.6%
Corporate (1)	(5.0)%	(5.3)%			(5.5)%	(5.7)%
Total (1)	15.8%	11.3%			14.6%	10.5%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2025	2024	Change		2025	2024	Change

	(in thousands, except percentages)
Net income	$20,880	$8,405	$12,475	*	$31,040	$1,664	$29,376	*
Interest expense, net	9,355	4,575	4,780	*	25,992	13,798	12,194	88%
Provision for income taxes	8,808	4,517	4,291	95%	13,106	2,844	10,262	*
Depreciation and amortization	12,616	9,196	3,420	37%	33,194	26,977	6,217	23%
EBITDA	51,659	26,693	24,966	94%	103,332	45,283	58,049	*
Acquisition-related cost of goods sold	1,708	211	1,497	*	3,342	521	2,821	*
Acquisition-related other	636	512	124	24%	12,875	512	12,363	*
Phibro Forward income growth initiatives - cost of goods sold (1)	3,798	—	3,798	*	3,798	—	3,798	*
Phibro Forward income growth initiatives - SG&A (1)	3,980	—	3,980	*	6,026	—	6,026	*
Stock-based compensation expense	179	135	44	33%	538	296	242	82%
Pension settlement cost	—	—	—	*	—	10,674	(10,674)	*
Brazil employment taxes	—	—	—	*	—	4,202	(4,202)	*
Insurance settlement gain	(1,546)	(274)	(1,272)	*	(2,803)	(274)	(2,529)	*
Foreign currency (gains) losses, net	(5,528)	2,427	(7,955)	*	6,609	16,593	(9,984)	(60)%
Adjusted EBITDA	$54,886	$29,704	$25,182	85%	$133,717	$77,807	$55,910	72%

(1) Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings. For the three and nine months ended March 31, 2025, this includes $5.3 million for non-cash asset write-offs, of which $3.8 million was recorded within cost of goods sold, and $1.5 million was recorded within selling, general, and administrative expenses, related to the closure of an immaterial business within the Animal Health segment.

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended March 31, 2025 and 2024

Net sales

Net sales of $347.8 million for the three months ended March 31, 2025 increased $84.6 million, or 32%, as compared to the three months ended March 31, 2024. Animal Health increased $77.0 million, while Mineral Nutrition and Performance Products increased $2.5 million and $5.0 million, respectively.

Animal Health

Net sales of $258.4 million for the three months ended March 31, 2025 increased $77.0 million, or 42%. Net sales of MFAs and other increased $73.4 million, or 68%, due to incremental revenues of $77.0 million from sales of products from the Zoetis MFA portfolio acquired on October 31, 2024, partially offset by lower poultry sales due in part to lower demand and the timing of sales.

Net sales of nutritional specialty products increased $3.2 million, or 8%, primarily due to increased poultry demand and higher sales of microbial and companion animal products.

Net sales of vaccines increased $0.5 million, or 1%, primarily due to continued growth of poultry products in Latin America, significantly offset by the timing of sales, impacted in part by import and other regulations in Asia.

Mineral Nutrition

Net sales of $66.8 million for the three months ended March 31, 2025 increased $2.5 million, or 4%, due to higher average selling prices for zinc and trace minerals.

Performance Products

Net sales of $22.7 million for the three months ended March 31, 2025 increased $5.0 million, or 28%, as a result of higher demand for the ingredients used in personal care products.

Gross profit

Gross profit of $104.6 million for the three months ended March 31, 2025 increased $25.0 million, or 31%, as compared to the three months ended March 31, 2024. Gross margin decreased 10 basis points to 30.1% of net sales for the three months ended March 31, 2025, as compared to 30.2% for the three months ended March 31, 2024. The comparison to the prior year includes $3.8 million of current period inventory write-offs attributable to the closure of an immaterial business and a net increase of $1.5 million for acquisition-related cost of goods sold related to purchase accounting adjustments for acquisitions. Excluding these items, gross profit increased $30.3 million, or 38%, and gross margin increased 140 basis points to 31.6% of net sales due to increased sales, an increase in average selling prices, and the favorable impact of foreign currency exchange rates, partially offset by higher distribution costs.

Animal Health gross profit increased $27.8 million, primarily driven by higher sales volume, higher average selling prices, and the favorable impact of foreign currency exchange rates, partially offset by higher distribution costs. Mineral Nutrition gross profit increased $1.2 million, driven by higher average selling prices. Performance Products gross profit increased by $1.2 million, driven by increased sales volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $71.1 million for the three months ended March 31, 2025 increased $11.4 million, or 19%, as compared to the three months ended March 31, 2024. SG&A for the three months ended March 31, 2025 included $4.0 million of costs associated with Phibro Forward income growth initiatives, $0.6 million for acquisition-related costs, and $0.2 million of stock-based compensation expense, partially offset by $1.5 million related to an insurance settlement gain. SG&A for the three months ended March 31, 2024 included $0.5 million of acquisition-related costs and $0.1 million of stock-based compensation expense, partially offset by $0.3 million related to an insurance settlement gain. Excluding these items, SG&A increased $8.5 million.

Animal Health SG&A increased $5.1 million, primarily due to an increase in employee-related costs due in part to the incremental headcount added as part of the Acquisition. Mineral Nutrition and Performance Products SG&A was comparable to the prior year. Corporate costs increased by $3.2 million due to an increase in employee-related costs and professional fees.

Interest expense, net

Interest expense, net of $9.4 million for the three months ended March 31, 2025 increased by $4.8 million, as compared to the three months ended March 31, 2024, due to the higher debt levels associated with the financing of the Acquisition.

Foreign currency (gains) losses, net

Foreign currency gains for the three months ended March 31, 2025 were $5.5 million, as compared to $2.4 million of net losses for the three months ended March 31, 2024. Current period gains were driven by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Brazil Real and in the Euro. Prior year period losses were driven in large part by fluctuations in the Brazil Real.

Provision for income taxes

The provision for income taxes was $8.8 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rates were 29.7% and 35.0% for the three months ended March 31, 2025 and 2024, respectively. The lower effective income tax rate for the three months ended March 31, 2025 is primarily due to higher pretax earnings and higher forecasted annual pretax earnings in the current period, which more significantly reduced the impact of certain items such as Global Intangible Low-Taxed Income (“GILTI”) when compared to the prior year. In addition, the effective tax rate for the three months ended March 31, 2024 includes the impact of changes in valuation allowances and other reserves, which more significantly increased the effective tax rate in the prior year than in the current year.

The provision for income taxes for the three months ended March 31, 2025 was increased by various items, including (i) different tax rates on exchange rate gains, (ii) changes in uncertain tax positions related to prior years and (iii) certain non-deductible write-offs in connection with the closure of an immaterial business included as part of the Phibro Forward initiatives. The provision for income taxes for the three months ended March 31, 2024 was increased by various items, including (i) different tax rates on exchange rate losses and (ii) changes in uncertain tax positions related to prior years. Excluding the impact of these items, the effective income tax rates were 25.7% and 30.8% for the three months ended March 31, 2025 and 2024, respectively.

Net income

Net income of $20.9 million for the three months ended March 31, 2025 increased $12.5 million, as compared to net income of $8.4 million for the three months ended March 31, 2024. Operating income increased $13.6 million, driven by favorable gross profit, partially offset by higher SG&A. Gross profit increased primarily as a result of higher sales in the Animal Health segment, driven in part by incremental revenues associated with sales from the Zoetis MFA portfolio acquired on October 31, 2024. SG&A increased by $11.4 million, which included $4.0 million of costs associated with Phibro Forward income growth initiatives and higher employee-related costs due in part to the incremental headcount added as part of the Acquisition. Interest expense, net increased $4.8 million due to higher debt levels, due in part to the financing of the Acquisition. Foreign currency gains were $5.5 million, net increased by $8.0 million, as compared to $2.4 million of net losses for the three months ended March 31, 2024. Income tax expense increased by $4.3 million.

Comparison of nine months ended March 31, 2025 and 2024

Net sales

Net sales of $917.5 million for the nine months ended March 31, 2025 increased $173.0 million, or 23%, as compared to the nine months ended March 31, 2024. Animal Health sales increased $155.4 million. Mineral Nutrition and Performance Products sales increased $7.5 million and $10.2 million, respectively.

Animal Health

Net sales of $670.3 million for the nine months ended March 31, 2025 increased $155.4 million, or 30%. Net sales of MFAs and other increased $135.6 million, or 45%, due to incremental revenues of $113.7 million from sales of products from the Zoetis MFA portfolio acquired on October 31, 2024, increased demand for our MFAs in international regions and higher demand for processing aids used in the ethanol fermentation industry.

Net sales of nutritional specialty products increased $10.1 million, or 8%, primarily due to increased domestic dairy demand and higher sales of microbial and companion animal products.

Net sales of vaccines increased $9.7 million, or 11%, due primarily to continued growth of poultry products in Latin America and increased domestic demand for swine products, partially offset the impact of import and other regulations in Turkey and Asia.

Mineral Nutrition

Net sales of $189.1 million for the nine months ended March 31, 2025 increased $7.5 million, or 4%, due to an increase in demand for copper and trace minerals.

Performance Products

Net sales of $58.1 million for the nine months ended March 31, 2025 increased $10.2 million, or 21%, as a result of higher demand for the ingredients used in personal care products.

Gross profit

Gross profit of $289.9 million for the nine months ended March 31, 2025 increased $64.0 million, or 28%, as compared to the nine months ended March 31, 2024. Gross margin increased 130 basis points to 31.6% of net sales for the nine months ended March 31, 2025, as compared to 30.3% for the nine months ended March 31, 2024. The comparison to the prior year includes $3.8 million of current period inventory write-offs attributable to the closure of an immaterial business and a net increase of $2.8 million for acquisition-related cost of goods sold related to purchase accounting adjustments for acquisitions. Excluding these items, gross profit increased $70.6 million, or 31%, and gross margin increased 200 basis points to 32.4% of net sales due to increased sales, an increase in average selling prices, and the favorable impact of foreign currency exchange rates, partially offset by higher distribution costs.

Animal Health gross profit increased $62.4 million, primarily driven by higher sales volume, higher average selling prices, and the favorable impact of foreign currency exchange rates, partially offset by higher distribution costs. Mineral Nutrition gross profit increased $4.6 million, driven by higher average selling prices. Performance Products gross profit increased $3.6 million, driven by increased sales volumes.

Selling, general and administrative expenses

SG&A of $213.2 million for the nine months ended March 31, 2025 increased $22.1 million, or 12%, as compared to the nine months ended March 31, 2024. SG&A for the nine months ended March 31, 2025, included $12.9 million for acquisition-related costs, $6.0 million of costs associated with Phibro Forward income growth initiatives, and $0.5 million of stock-based compensation expense, partially offset by $2.8 million related to insurance settlement gains. SG&A for the nine months ended March 31, 2024, included a $10.7 million pension settlement costs, $4.2 million cost for an unfavorable litigation result related to Brazil employment taxes paid from January 2013 through December 2015, $0.5 million for acquisition-related costs, $0.3 million of stock-based compensation expense, partially offset by a $0.3 million insurance settlement gain. Excluding these items, SG&A increased $20.9 million.

Animal Health SG&A increased $12.3 million primarily due to an increase in employee-related costs due in part to incremental headcount added as part of the Acquisition and new product launches in Brazil. Mineral Nutrition and Performance Products SG&A was comparable to the prior year. Corporate expenses increased $8.3 million due to an increase in employee-related costs and professional fees.

Interest expense, net

Interest expense, net of $26.0 million for the nine months ended March 31, 2025 increased $12.2 million, or 88%, as compared to the nine months ended March 31, 2024, due to the higher debt levels associated with the financing of the Acquisition and costs associated with the refinancing of the Company’s debt.

Foreign currency (gains) losses, net

Foreign currency losses for the nine months ended March 31, 2025 were $6.6 million, as compared to net losses of $16.6 million for the nine months ended March 31, 2024. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Brazil Real, the Argentine Peso, and the Mexican Peso. Prior year period losses were driven in large part by a major currency devaluation in Argentina.

Provision for income taxes

The provision for income taxes was $13.1 million and $2.8 million for the nine months ended March 31, 2025 and 2024, respectively. The effective income tax rates were 29.7% and 63.1% for the nine months ended March 31, 2025 and 2024, respectively. The lower effective income tax rate for the nine months ended March 31, 2025 is primarily due to higher pretax earnings and higher forecasted annual pretax earnings in the current period, which more significantly reduced the impact of certain items such as GILTI when compared to the prior year. In addition, the effective tax rate for the nine months ended March 31, 2024 includes the impact of changes in valuation allowances and other reserves, which more significantly increased the effective tax rate in the prior year than in the current year.

The provision for income taxes for the nine months ended March 31, 2025 was increased by various items, including (i) different tax rates on exchange rate losses, (ii) changes in uncertain tax positions related to prior years and (iii) certain non-deductible write-offs in connection with the closure of an immaterial business included as part of the Phibro Forward initiatives. The provision for income taxes for the nine months ended March 31, 2024 was changed by various items, including (i) a tax benefit from a foreign tax credit related to the prior year based on Internal Revenue Service guidance provided subsequent to our fiscal year-end, (ii) a tax benefit related to the release of certain valuation allowances on non-U.S. companies, (iii) expenses from changes in uncertain tax positions related to prior years, and (iv) different tax rates on exchange rate losses. Excluding the impact of these items, the effective income tax rate was 25.3% and 28.6% for the nine months ended March 31, 2025 and 2024, respectively.

Net income

Net income was $31.0 million for the nine months ended March 31, 2025, as compared to net income of $1.7 million for the nine months ended March 31, 2024. Operating income increased $41.8 million driven by higher gross profit, partially offset by higher SG&A of $22.1 million, which included a net increase of $12.4 million in acquisition-related costs and $6.0 million of costs associated with Phibro Forward income growth initiatives. Interest expense, net increased $12.2 million due to higher debt levels and the associated with the refinancing of the Company’s debt. Foreign currency losses, net decreased by $10.0 million. Income tax expense increased by $10.3 million.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income, as reported under GAAP, to adjusted net income, is as follows:

	Three Months				Nine Months
For the Periods Ended March 31	2025	2024	Change		2025	2024	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income to Adjusted Net Income
Net income	$20,880	$8,405	$12,475	*	$31,040	$1,664	$29,376	*
Adjustments
Acquisition-related items, net of income tax (1)	3,033	2,340	693	30%	16,717	6,208	10,509	*
Certain items, net of income tax (1)	5,650	(90)	5,740	*	8,036	10,850	(2,814)	(26)%
Foreign currency (gains) losses, net of income tax (1)	(4,037)	1,416	(5,453)	*	5,233	13,670	(8,437)	(62)%
Certain income tax items (1)	190	626	(436)	(70)%	691	(695)	1,386	*
Total adjustments, net of income tax	4,836	4,292	544	13%	30,677	30,033	644	2%
Adjusted net income	$25,716	$12,697	$13,019	*	$61,717	$31,697	$30,020	95%

(1) See table titled “Items Excluded from Adjusted Net Income” below for further details.

A reconciliation of reported diluted earnings per share, as reported under GAAP, to non-GAAP adjusted diluted EPS is:

	Three Months				Nine Months
For the Periods Ended March 31	2025	2024	Change		2025	2024	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$0.51	$0.21	$0.30	*	$0.76	$0.04	$0.72	*
Adjustments
Acquisition-related items, net of income tax	0.07	0.06	0.01	17%	0.41	0.15	0.26	*
Certain items, net of income tax	0.14	-	0.14	*	0.20	0.27	(0.07)	(25)%
Foreign currency (gains) losses, net of income tax	(0.10)	0.03	(0.13)	*	0.13	0.34	(0.21)	(61)%
Certain income tax items	-	0.02	(0.02)	*	0.02	(0.02)	0.04	*
Adjustments EPS, diluted	0.11	0.11	0.00	*	0.76	0.74	0.02	3%
Adjusted EPS, diluted	$0.63	$0.31	$0.32	*	$1.52	$0.78	$0.74	95%

Items excluded from adjusted net income consisted of:

	Three Months		Nine Months
For the Periods Ended March 31	2025	2024	2025	2024

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related cost of goods sold	$1,708	$211	$3,342	$521
Acquisition-related intangible amortization in cost of goods sold	1,132	1,671	4,361	5,014
Acquisition-related intangible amortization in SG&A	587	756	1,785	2,325
Acquisition-related transaction costs in SG&A	636	512	12,875	512
Acquisition-related items - income taxes	(1,030)	(810)	(5,646)	(2,164)
Total acquisition-related items, net of income taxes	3,033	2,340	16,717	6,208

Certain items
Pension settlement cost	—	—	—	10,674
Stock-based compensation expense	179	135	538	296
Phibro Forward income growth initiatives - cost of goods sold	3,798	—	3,798	—
Phibro Forward income growth initiatives - SG&A	3,980	—	6,026	—
Insurance settlement gain	(1,546)	(274)	(2,803)	(274)
Brazil employment taxes	—	—	—	4,202
Refinancing expense	—	—	1,960	—
Certain items - income taxes	(761)	49	(1,483)	(4,048)
Total certain items, net of income taxes	5,650	(90)	8,036	10,850

Foreign currency (gains) losses, net
Foreign currency (gains) losses, net	(5,528)	2,427	6,609	16,593
Foreign currency (gains) losses, net - income taxes	1,491	(1,011)	(1,376)	(2,923)
Total foreign currency losses, net, net of income taxes	(4,037)	1,416	5,233	13,670

Certain income tax items
Foreign tax credit regulations	—	—	—	(1,223)
Changes in uncertain tax positions and certain other items	190	627	691	528
Total certain income tax items	190	627	691	(695)

Total adjustments, net of income taxes	$4,836	$4,293	$30,677	$30,033

Analysis of financial condition, liquidity and capital resources

Net (decrease) increase in cash and cash equivalents was as follows:

	Nine Months
For the Periods Ended March 31	2025	2024	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$58,852	$59,165	$(313)
Investing activities	(281,654)	(39,083)	(242,571)
Financing activities	214,900	(8,555)	223,455
Effect of exchange-rate changes on cash and cash equivalents	(2,357)	(2,583)	226
Net (decrease) increase in cash and cash equivalents	$(10,259)	$8,944	$(19,203)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $58.9 million of net cash for the nine months ended March 31, 2025. Cash provided by net income, adjusted for the non-cash items, including depreciation and amortization, was $66.2 million. Cash used in the ordinary course of business from changes in operating assets and liabilities, net of the impact of the net assets acquired from the Acquisition, was $7.3 million. Accounts receivable used $29.3 million of cash due to higher sales. Inventories used $38.1 million of cash due to increased quantities on hand due to timing of inventory purchases and forecasted future demand. Accounts payable provided $42.9 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities provided cash of $21.0 million, primarily due to timing of incurrence.

Investing activities

Investing activities used $281.7 million of net cash for the nine months ended March 31, 2025, which includes the purchase price paid for the Acquisition of $291.9 million, net of cash acquired. Capital expenditures totaled $25.2 million, as we continue to invest in expanding production capacity and productivity improvements. Purchases of our short-term investments used $10.0 million of cash, and maturities of our short-term investments provided $44.0 million in cash.

Financing activities

Financing activities provided $214.9 million of net cash for the nine months ended March 31, 2025 and reflect the impact of the refinancing of our debt portfolio in July 2024 and the financing of the Acquisition. Proceeds of $300.0 million from the refinancing, as well as revolving credit facility borrowings were used to pay the remaining principal balances of the outstanding debt of $313.1 million, and we used the proceeds $350.0 million in term loan borrowings to finance the purchase price of the Acquisition. Net revolver payments on our credit facilities used $84.0 million in cash. We paid $7.8 million in scheduled quarterly principal payments on long-term debt during the nine months ended March 31, 2025. We also paid $10.4 million in debt issuance costs related to the refinancing and $14.6 million in dividends to holders of our Class A common stock and Class B common stock.

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under the 2024 Credit Facility, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2024 Credit Facilities based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including ongoing conflicts between Russia and Ukraine and hostilities in the Middle East. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources follow:

	March 31,	June 30,
As of	2025	2024

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$70,354	$114,613
Working capital	455,433	312,031
Ratio of current assets to current liabilities	2.82:1	2.79:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of March 31, 2025, we had $92.0 million in outstanding borrowings under the 2024 Revolver and outstanding letters of credit and other commitments of $2.4 million, leaving $215.6 million available for further borrowings and letters of credit, subject to restrictions in our 2024 Credit Facilities

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. On May 6, 2025, our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on June 25, 2025. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of March 31, 2025, our cash and cash equivalents and short-term investments included $68.4 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of March 31, 2025, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

General description of non-GAAP financial measures

Adjusted EBITDA

Adjusted EBITDA is an alternative view of performance used by management as our primary operating measure, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted EBITDA to reflect the results of our operations prior to considering certain income statement elements and to make financial and operating decisions. We calculate EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes or less benefit for income taxes and (iii) depreciation and amortization. We calculate Adjusted EBITDA as EBITDA plus (a) other expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (b) certain items that we consider to be unusual, non-operational or non-recurring. The Adjusted EBITDA measure is not, and should not be viewed as, a substitute for GAAP reported net income and should not be viewed as a measure of liquidity.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent;
●	the potential FDA withdrawal of approval of our Mecadox® (carbadox) product;

●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19; on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as potential hostilities in the Middle East and ongoing armed conflicts between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including the terrorist attack on Israel by Hamas militants and the Hezbollah terrorist organization;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;

●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy, including without limitation, any new or increased tariffs or retaliatory measures in response to such modification, may negatively impact our profitability and may harm our food animal product customers;
●	our ability to successfully integrate acquired businesses, including the medicated feed additive product portfolio, certain water-soluble products and related assets, which we have agreed to acquire from Zoetis Inc.;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of breaches of data security and cybersecurity attacks;
●	our dependence on sophisticated information technology and infrastructure, including the risks associated with the use of artificial intelligence in our business;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of our Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2025.

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

Phibro Animal Health Corporation

May 7, 2025	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

May 7, 2025	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer