Form 10-K
period 2025-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2025-08-27
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $422,641,765 as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the Nasdaq Stock Market. The registrant has no non-voting common stock.

As of August 22, 2025 there were 20,367,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,166,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders (hereinafter referred to as the “2025 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2025.

PHIBRO ANIMAL HEALTH CORPORATION

Forward-Looking Statements and Risk Factors Summary

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent, including limitation of use related to implementation and compliance with Food and Drug Administration (“FDA”) Guidance 273 (as defined below) and similar initiatives, globally;
●	the potential FDA withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;

●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including terrorist attacks on Israel by Hamas or Hezbollah;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy, including any new or increased tariffs or retaliatory measures in response to such modification, may negatively impact our profitability and may harm our food animal product customers;
●	our ability to successfully integrate acquired businesses, including the medicated feed additive product portfolio, certain water-soluble products and related assets, which we acquired from Zoetis Inc.;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of breaches of data security and cybersecurity attacks;
●	risks related to the use of artificial intelligence (“AI”) in our business;
●	our dependence on sophisticated information technology and infrastructure;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Trademarks, Service Marks and Trade Names

The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: AB20®; Animate®; Aureomycin®; Avatec®; Aviax®; Aviax Plus®; Avi-Carb®; Banminth®; Bloat Guard®; BMD®; Bovatec®; Cellerate Yeast Solutions®; Carbigen®; Cerdimix®; Coxistac®; Cygro®; Deccox®/Avi-Deccox®; EASE®; Emulsigen®; Ephicax®; Eskalin®; Gemstone®;Gromax®; Lactrol®; Lincomix®; LincoSpectin®; Magni-Phi®; MB-1®; Mecadox®; MicroLife® Prime; MJPRRS®; MVP adjuvants®; Neo-Terramycin®; Nicarb®; Nicarmix®; OmniGen®; Phi-Shield®; Phivax®; Polygen®; Posistac®; Rejensa®; Robenz®; Rumatel®; Salmin Plus®; Stafac®; TAbic®; Tailor-Made®; Terramycin®; V.H.™; V-Max®; Vistore® and Zoamix®. In subsequent uses of the marks in this report, the symbols may be omitted.

PART I

Item 1.   Business

Overview

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We strive to be a trusted partner with livestock producers, farmers, veterinarians and consumers who raise and care for farm and companion animals by providing solutions to help them maintain and enhance the health of their animals. We market approximately 800 product lines in approximately 90 countries to approximately 4,500 customers. We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. Our products help prevent, control and treat diseases and support nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products either directly to integrated poultry, swine and cattle producers or through animal feed manufacturers, wholesalers, distributors and veterinarians.

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

For discussion regarding the impact of armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine on our financial results, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s medicated feed additive (“MFA”) portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired), subject to certain further adjustments set forth in the Purchase Agreement. The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement (as defined below). The product portfolio acquired, which generated $407.6 million in revenue in 2023, is comprised of more than 37 product lines that are sold in approximately 80 countries. For the year ended June 30, 2025, this product portfolio contributed $208.2 million to our overall net sales. Also included in the Acquisition were six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

Business Segments

We manage our business in three segments — Animal Health, Mineral Nutrition, and Performance Products — each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:

	Segments			Change				Percentage of total
For the Year Ended June 30	2025	2024	2023	2025 / 2024		2024 / 2023		2025	2024	2023

		($ in millions)
Animal Health	$963	$706	$660	$256	36%	$47	7%	74%	69%	67%
Mineral Nutrition	253	244	243	10	4%	1	0%	20%	24%	25%
Performance Products	80	68	75	13	19%	(8)	(10)%	6%	7%	8%
Total	$1,296	$1,018	$978	$279	27%	$40	4%

	Species			Change				Percentage of total
For the Year Ended June 30	2025	2024	2023	2025 / 2024		2024 / 2023		2025	2024	2023

		($ in millions)
Poultry	$465	$370	$331	$95	26%	$39	12%	36%	36%	34%
Dairy	183	161	190	22	14%	(29)	(15)%	14%	16%	19%
Cattle	203	130	128	73	56%	2	1%	16%	13%	13%
Swine	150	97	89	53	55%	8	9%	12%	10%	9%
Other (1)	295	260	240	35	13%	20	8%	23%	26%	25%
Total	$1,296	$1,018	$978	$279	27%	$40	4%

	Regions (2)			Change				Percentage of total
For the Year Ended June 30	2025	2024	2023	2025 / 2024		2024 / 2023		2025	2024	2023

		($ in millions)
United States	$740	$585	$579	$155	27%	$6	1%	57%	57%	59%
Latin America and Canada	299	248	220	51	21%	28	13%	23%	24%	22%
Europe, Middle East and Africa	160	122	118	38	31%	4	4%	12%	12%	12%
Asia Pacific	97	63	61	34	54%	2	3%	8%	6%	6%
Total	$1,296	$1,018	$978	$279	27%	$40	4%
(1)	Other includes sales related to: Performance Products customers; the ethanol industry; aquaculture and other animal species; adjuvants for animal vaccine manufacturers; and Mineral Nutrition other customers.
(2)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

Adjusted EBITDA by segment was:

	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2025	2024	2023	2025 / 2024		2024 / 2023		2025	2024	2023

		($ in millions)
Animal Health	$222	$146	$136	$77	53%	$9	7%	88%	86%	84%
Mineral Nutrition	21	16	17	4	27%	(1)	(6)%	8%	10%	11%
Performance Products	11	8	9	3	38%	(2)	(18)%	4%	5%	6%
Corporate	(70)	(58)	(50)	(11)	20%	(8)	17%
Total	$184	$111	$113	$72	65%	$(2)	(1)%
(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General description of non-GAAP financial measures” for description of Adjusted EBITDA.
(2)	Before unallocated Corporate costs.

Certain amounts and percentages may reflect rounding adjustments.

Net identifiable assets by segment were:

	Net Identifiable Assets			Change				Percentage of total
As of June 30	2025	2024	2023	2025 / 2024		2024 / 2023		2025	2024	2023

		($ in millions)
Animal Health	$1,087	$684	$699	$403	59%	$(14)	(2)%	80%	70%	72%
Mineral Nutrition	76	67	76	9	13%	(9)	(12)%	6%	7%	8%
Performance Products	51	51	50	(0)	(1)%	1	2%	4%	5%	5%
Corporate	147	180	147	(33)	(18)%	32	22%	11%	18%	15%
Total	$1,361	$982	$971	$379	39%	$11	1%

Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

Certain amounts and percentages may reflect rounding adjustments.

Animal Health

Our Animal Health business develops, manufactures and markets about 340 product lines, including:

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

We continue to build our companion animal business and pipeline. Our Rejensa® joint care supplement for dogs continues to gain customer acceptance. Our companion animal development pipeline includes a potential treatment for mitral valve disease in dogs, a novel pain management product, and two oral care formulations.

Animal Health net sales by product group and regions were:

	Product Groups			Change				Percentage of total
For the Year Ended June 30	2025	2024	2023	2025 / 2024		2024 / 2023		2025	2024	2023

		($ in millions)
MFAs and other	$646	$421	$387	$225	54%	$34	9%	67%	60%	59%
Nutritional specialties	179	165	173	15	9%	(8)	(5)%	19%	23%	26%
Vaccines	137	121	100	16	13%	21	21%	14%	17%	15%
Animal Health	$963	$706	$660	$256	36%	$47	7%

	Regions(1)			Change				Percentage of total
For the Year Ended June 30	2025	2024	2023	2025 / 2024		2024 / 2023		2025	2024	2023

		($ in millions)
United States	$425	$287	$277	$138	48%	$10	4%	44%	41%	42%
Latin America and Canada	290	238	207	52	22%	31	15%	30%	34%	31%
Europe, Middle East and Africa	158	119	116	39	33%	3	3%	16%	17%	18%
Asia Pacific	90	62	60	28	45%	2	3%	9%	9%	9%
Total	$963	$706	$660	$256	36%	$46	7%
(1)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

MFAs and Other

Our MFAs and other products primarily consist of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and other products primarily consist of the production and sale of antibacterials (including Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (including Nicarb®, Aviax®, Aviax Plus®, Coxistac® and amprolium). The recently acquired product portfolio from Zoetis expands the range of antibacterial solutions, which now includes Aureomycin®, LincoSpectin®, and BMD®. The newly added anticoccidial products are Avatec®, Bovatec®, Cygro® , Gromax®, Deccox®/Avi-Deccox®, Zoamix® and Robenz®. Antibacterials inhibit the growth of pathogenic bacteria that cause infections in animals, while anticoccidials inhibit growth of coccidia (parasites) that damage the intestinal tract of animals. The “MFAs and other products” product group also includes antibacterial products and other processing aids used in the ethanol fermentation industry.

Approximately 40% of our MFAs and other sales in fiscal year 2025 were to the poultry industry, with sales to swine, beef and dairy cattle and other customers accounting for the remainder. We market our MFAs and other products in all regions where we do business.

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

Ongoing investment in our vaccine production facility in Sligo, Ireland is enabling expanded capacity and machinery upgrades to support poultry vaccine manufacturing. During the year, sales volumes increased as we secured new product registrations in Turkey, Pakistan and across key markets in the Middle East. We are continuing the product registration process in additional countries to obtain the necessary regulatory approvals for broader market access.

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

Antibacterials and Anticoccidials

We manufacture and market a broad range of antibacterials and other medicated products to the global livestock industry. These products provide therapeutic benefits for the animals while helping to control pathogens that have a negative impact on animal health and productivity. The table below presents our core MFA products, including the primary MFA products acquired in the Acquisition:

Product	Active Ingredient	Description
Terramycin®	oxytetracycline	Antibacterial with multiple applications for a wide number of species
Nicarb®	nicarbazin	Anticoccidial for poultry
Amprolium	amprolium	Anticoccidial for poultry and cattle
Bloat Guard®	poloxalene	Anti-bloat treatment for cattle
Banminth®	pyrantel tartrate	Anthelmintic for livestock
Mecadox®	carbadox	Antibacterial for enteric pathogens in swine including salmonellosis and swine dysentery
Stafac®/Eskalin®/V-Max®	virginiamycin	Antibacterial used to prevent and control diseases in poultry, swine and cattle
Coxistac® /Posistac®	salinomycin	Anticoccidial for poultry, cattle and swine
Rumatel®	morantel tartrate	Anthelmintic for livestock
Cerdimix®	oxibendazole	Anthelmintic for livestock
Aviax®	semduramicin	Anticoccidial for poultry
Neo-Terramycin®	oxytetracycline + neomycin	Combination of two antibacterials with multiple applications for a wide number of species
Aviax Plus®/Avi-Carb®	semduramicin + nicarbazin	Anticoccidial for poultry
Avatec® *	lasalocid	Anticoccidial for poultry
Bovatec® *	lasalocid	Anticoccidial and feed efficiency for cattle
Cygro® *	maduramycin	Anticoccidial for poultry
Gromax*	maduramycin + nicarbazin	Anticoccidial for poultry
Deccox® / Avi-Deccox® *	decoquinate	Anticoccidial for poultry and cattle
Robenz® / Cycostat® *	robenidine	Anticoccidial for poultry
Zoamix® *	zoalene	Anticoccidial for poultry
BMD® *	bacitracin methylenedisalicylate	Antibacterial for poultry and swine
Aureomycin® *	chlortetracycline	Antibacterial for poultry, cattle and swine
LincoSpectin® *	lincomycin + spectinomycin	Broad spectrum antibacterial for poultry and swine

* Product acquired in the Zoetis MFA portfolio acquisition.

Antibacterials are biological or chemical products used in the animal health industry to treat or to prevent bacterial diseases, thereby promoting animal health, resulting in more efficient livestock production. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent, control and treat disease in livestock, which can also lead to improved overall health of the animals, improved rate of weight gain and more efficient feed conversion. Our antibacterial products include:

●	Virginiamycin. Virginiamycin is an antibacterial marketed under the brand names Stafac® to poultry, swine and cattle producers, Eskalin® to dairy cows and beef cattle producers and V-Max® for beef cattle producers. Virginiamycin is used primarily to prevent necrotic enteritis in chickens, treat and control swine dysentery and aid in the prevention or reduce the incidence of rumen acidosis and liver abscesses in cattle. Our experience in the development and production of virginiamycin has enabled us to develop significant intellectual property through trade secret know-how, which has helped protect against competition from generics. We are the sole worldwide manufacturer and marketer of virginiamycin.
●	Carbadox. We market carbadox under the brand name Mecadox® for use in swine feeds to control swine salmonellosis and swine dysentery and, as a result, improve animal health and production efficiencies. Mecadox® is sold primarily in the United States to feed companies and large integrated swine producers.
●	Oxytetracycline and Neomycin. Terramycin® utilizes the active ingredient oxytetracycline and Neo-Terramycin® combines the active ingredients neomycin and oxytetracycline to prevent, control and treat a wide range of diseases in chickens, turkeys, cattle, swine and aquaculture. We sell Terramycin and Neo-Terramycin products primarily to livestock and aquaculture producers, feed companies and distributors.

●	Bacitracin methylenedisalicylate (BMD®). BMD® delivers targeted, effective control of Clostridium perfringens, helping poultry and swine producers manage necrotic enteritis, support intestinal health, and protect performance.

●	Chlortetracycline (Aureomycin® ). Aureomycin® delivers reliable, broad-spectrum control of gut and respiratory pathogens to promote health, and support production efficiency in cattle, swine and poultry operations.

●	Lincomycin + Spectinomycin (LincoSpectin®). LincoSpectin® provides, broad-spectrum antibacterial protection to help poultry and swine recover from early stage respiratory and enteric infections supporting flock health, welfare, and performance.

Anticoccidials are produced through fermentation or chemical synthesis and are primarily used to prevent and control coccidiosis in poultry and cattle, thereby promoting intestinal health, resulting in healthier animals. Coccidiosis is a disease of the digestive tract that has considerable health consequences to livestock and, as a result, is of great concern to livestock producers. We sell our anticoccidials primarily to integrated poultry producers and feed companies and to international animal health companies. Our anticoccidial products include:

●	Nicarbazin. We produce and market nicarbazin, a broad-spectrum anticoccidial used for coccidiosis prevention in poultry. We market nicarbazin under the trademarks Nicarb® and Nicarmix® and as an active pharmaceutical ingredient.
●	Amprolium. We produce and market amprolium primarily as an active pharmaceutical ingredient.
●	Salinomycin and Semduramicin. We produce and market Coxistac®, Aviax®/Aviax Plus®/Avi-Carb® and Posistac®, which are in a class of compounds known as ionophores, to combat coccidiosis in poultry and increase feed efficiency in swine.
●	Lasalocid. We produce and market lasalocid under two trademarks: Avatec® for poultry and Bovatec® for cattle. Lasalocid is the only divalent ionophore. It delivers consistent coccidiosis control due to its unique mode of action, high efficacy, and favorable safety profile.
●	Maduramicin. We produce and market maduramicin under the trademark Cygro®. We also produce a maduramicin plus nicarbazin combo under the trademark Gromax® in international markets.

●	Decoquinate. We produce and market decoquinate under the trademark Deccox® and Avi-Deccox® in poultry and cattle.
●	Robenidine. We market robenidine under the trademarks: Cycostat® and Robenz®.
●	Zoalene. We market zoalene under the trademark Zoamix® in the U.S. market.

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

Our nutritional specialty products include:

Product	Description
AB20®	Natural flow agent that improves overall feed quality
Animate®	Helps maintain proper blood calcium levels in dairy cows during critical transition period
OmniGen®	Optimize immune function in dairy cows and improve productivity
Magni-Phi® & Magni-Phi® Ultra	Proprietary blend that helps to improve intestinal health and immune response which may lead to improved absorption and utilization of nutrients for poultry
Cellerate Yeast Solutions®	Proprietary yeast culture products for all classes of livestock to help improve digestive health
MicroLife® Prime	4-way combination direct-fed microbial for optimization of gut health, which can lead to better pathogen control in poultry
Ephicax®	Supports intestinal health by bolstering the animal’s defense against enteric challenges. A balanced intestinal tract may lead to improved food safety and reduced pathogen challenges.

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

Ephicax® is a distinctive blend of short and medium-chain monoglycerides that support intestinal health through unique modes of action, bolstering the animal’s defense against enteric challenges. Studies have shown that using Ephicax can help balance the complete gastrointestinal tract environment. A balanced intestinal tract may lead to improved food safety and reduced pathogen challenges.

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

Vaccines

We develop, manufacture and market fully licensed and autogenous vaccines for poultry, swine, beef and dairy cattle and aquaculture globally. We also develop, manufacture and market vaccination devices. We produce vaccines that protect animals from either viral or bacterial disease challenges. Our vaccine products include:

Product	Description
V.H.TM	Live vaccine for the prevention of Newcastle Disease in poultry
Tailor-Made® Vaccines	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and beef and dairy cattle in the U.S.
MVP adjuvants®	Components of veterinary vaccines that enhance the immune response to a vaccine
TAbic® M.B.	Live vaccine for the prevention of Infectious Bursal Disease in poultry
MJPRRS®	Autogenous vaccine for the prevention of porcine reproductive and respiratory syndrome (“PRRS”) in swine
TAbic® IB VAR	Live vaccine for the prevention of Infectious Bronchitis variant 1 strain 233A in poultry
TAbic® IBVAR206	Live vaccine for the prevention of Infectious Bronchitis variant 206 in poultry
MB-1®	Live vaccine for the prevention of Infections Bursal Disease in the hatchery in poultry
Phivax® SLE	A live attenuated Salmonella Enteritidis vaccine for the control of Salmonella infection in poultry
Phi-Shield® Vaccines	Autogenous vaccines against either bacterial or viral diseases in poultry, swine and aquaculture in Brazil

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

Sales and Marketing

Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have a sales, marketing and technical support organization of more than 520 employees and approximately 370 distributors who market our portfolio of approximately 720 product lines to livestock producers, veterinarians, nutritionists, animal feed companies and distributors in approximately 90 countries.

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

Customers

We have approximately 4,500 customers, of which approximately 4,300 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy cattle farmers, to be the primary customers of our livestock products. We sell our animal health and mineral nutrition products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We sell our companion animal product using a distributor calling on veterinary clinics. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.

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

We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is regulated by authorities that are specific to each country, e.g., the FDA in the United States, Health Canada in Canada and European Food Safety Authority (“EFSA”) and the European Medicines Agency (“EMA”) in Europe. Medicated product registrations and requirements are country- and product-specific for each country in which they are sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third-party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2025, we had approximately 1,575 Animal Health product registrations globally, including approximately 880 MFA registrations, 335 vaccine registrations (including autogenous vaccines) and 360 registrations for nutritional specialty products.

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

We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, approximately 4,200 trademark registrations or pending applications globally, identifying goods and services related to our business.

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

The CVM Office of New Animal Product Evaluation is responsible for reviewing information submitted by drug sponsors who wish to obtain approval to manufacture and sell animal drugs. A new animal drug is deemed unsafe unless there is an approved New Animal Drug Application (“NADA”). Virtually all animal drugs are “new animal drugs” within the meaning of the Federal Food, Drug, and Cosmetic Act. An approved Abbreviated New Animal Drug Application (“ANADA”) is a generic equivalent of an NADA previously approved by the FDA. Both are regulated by the FDA. However, because human food safety and environmental safety are issues for food-producing animals, the animal drug approval process for food-producing animals typically takes longer than for companion animals.

The FDA may deny an NADA or ANADA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurances that FDA approval of any NADA or ANADA will be granted on a timely basis, or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NADA or ANADA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to FDA’s current Good Manufacturing Practice (“cGMP”) regulations. A manufacturing facility is periodically inspected by the FDA for determination of compliance with cGMP after an initial pre-approval inspection. Certain subsequent manufacturing changes must be approved by the FDA prior to implementation. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure compliance. The process of seeking FDA approvals can be costly, time-consuming and subject to unanticipated and significant delays. There can be no assurance that such approvals will be granted on a timely basis, or at all. Any delay in obtaining or any failure to obtain FDA or foreign government approvals, or the suspension or revocation of such approvals, would adversely affect our ability to introduce and market our products and to generate revenue.

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

In September 2023, CVM published a draft guidance, GFI # 273 titled “Defining Durations of Use for Approved Medically Important Antimicrobial Drugs Fed to Food-Producing Animals” (“FDA Guidance 273”). The FDA’s stated objective in issuing this guidance was to provide specific recommendations to animal drug sponsors on how to revise the product use conditions (e.g., dosage regimen, instructions for use) of affected products to better target when and for how long a drug may be used to effectively treat, control, or prevent the disease(s) for which the product is indicated. Such revisions are intended to provide for the continued effective use of these products while minimizing the extent of antimicrobial drug exposure, thereby supporting efforts to mitigate the development of antimicrobial resistance. The framework in this guidance outlines the voluntary changes on the part of companies such as Phibro to establish defined durations of use for all medically important antimicrobial animal drugs administered in the feed or drinking water. Implementation of this guidance may result in shorter durations of use for Phibro products compared to how the products are used today.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2025 were approximately $20 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

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

European Union

European Union (“E.U.”) legislation requires that veterinary medicinal products must have a marketing authorization before they are placed on the market in the E.U. A veterinary medicinal product must meet certain quality, safety, efficacy and environmental criteria to receive a marketing authorization. The European Medicines Agency (and its main veterinary scientific committee, the Committee for Medicinal Products for Veterinary Use) and the national authorities in the various E.U. Member States are responsible for administering this regime.

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

A number of manufacturers, including us, submitted dossiers in order to re-register various anticoccidials for the purpose of obtaining regulatory approval from the European Commission. The BSA for our nicarbazin product was published in October 2010. Our reauthorization submission was made on time and is pending. We sell nicarbazin under our own BSA and as an active ingredient for another marketer’s product that has obtained a BSA and is sold in the E.U. Similarly, a BSA for Avatec for turkeys and gamebirds was published in 2010 and 2011, respectively. We have submitted a dossier for reauthorization in accordance with the requirements of the EFSA and responded to requests for additional information from the EFSA by submitting additional data for each product. The current BSAs remain valid while the EFSA reviews the additional data we have submitted. There can be no guarantee that these submissions will be reviewed favorably or in a timely manner. Failure to gain reauthorization in a timely manner could have an adverse financial impact on our business.

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

Global Policy and Guidance

Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy and manufacturers’ quality procedures (to assure the consistency of the products), as well as company records and reports. With the exception of Australia, Canada, Japan and New Zealand, most other countries’ regulatory agencies will generally refer to the FDA, USDA, E.U. and other international animal health entities, including the World Organization for Animal Health, Codex Alimentarius Commission, the recognized international standard-setting body for food (“Codex”), before establishing their own standards and regulations for veterinary pharmaceuticals and vaccines.

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

In the E.U., marketing and promotional activities for pharmaceutical and veterinary medicinal products are subject to stringent regulations that vary by member state. In particular, promotional practices related to antibiotic products are significantly restricted and in many cases, outright prohibited. These limitations apply regardless of the nature or accuracy of the product claims. As a result, we are evaluating permissible promotional strategies in the E.U., taking into account the extent of our direct commercial presence in each country, as well as activities conducted through third-party distributors.

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

Global Presence with Existing Infrastructure in Key High-Growth Markets

We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in approximately 90 countries provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, China, India and Southeast Asia, Mexico, Turkey, Australia, Canada, Poland and other Eastern European countries and South Africa and other countries in Africa. Our operations in countries outside of the United States contributed approximately 55% of our Animal Health net sales for the year ended June 30, 2025.

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

Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships

Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 520 employees and a broad distribution network, we market our portfolio of more than 720 product lines to livestock producers and veterinarians in approximately 90 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. We have a total of approximately 280 technical, field service and quality control/quality assurance personnel throughout the world. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.

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

Human Capital

As of June 30, 2025, we had approximately 2,475 employees in 70 locations spanning 36 countries. Certain of our Brazilian employees are covered by multi-employer regional industry-specific unions. Certain of our Israeli and United States employees are covered by site-specific collective bargaining agreements. Certain employees globally are covered by individual employment agreements.

We strive to nurture a strong culture that empowers team members and provides opportunities for growth and development. The Denison Organization Culture survey was administered to all employees globally in 2017, 2023, and 2025, with an abbreviated survey on key points conducted in 2021 and will continue to be used as a key metric to measure our ongoing organizational health initiative focused on building employee capability, leadership development, employee onboarding and sales force effectiveness.

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

Strength Through Diversity & Inclusion

We create a positive and supportive work environment for our employees. Our approach emphasizes the need for impartial and just treatment of all individuals and the importance of having diverse perspectives and voices included in the decision-making process to maximize the achievement of innovative and successful outcomes.

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

We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial products in Guarulhos and Braganca Paulista, Brazil; Chicago Heights, Illinois, Eagle Grove, Iowa, and Salisbury, Maryland; Medolla, Italy; and Suzhou, China. We manufacture active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products in Neot Hovav, Israel and Willow Island, West Virginia. We produce vaccines in Beit Shemesh, Israel, Sligo, Ireland, Omaha, Nebraska, and Guarulhos, Brazil. We produce adjuvants in Omaha, Nebraska. We produce pharmaceuticals, disinfectants and other animal health products in Petach Tikva, Israel. We produce certain of our nutritional specialty products in Quincy and Chillicothe, Illinois and Sarasota, Florida. We produce certain of our mineral nutrition products in Quincy, Illinois and Omaha, Nebraska.

We supplement internal manufacturing and production capabilities with CMOs. We purchase certain active pharmaceutical ingredients for other medicated products from CMOs in China, India and other locations. We then formulate the final dosage form in our facilities and in contract facilities located in Argentina, Australia, Brazil, Canada, China, Israel, Malaysia, Mexico, South Africa, United Kingdom, and United States.

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

Chemical Product Registration Requirements.   We must comply with regulations related to the testing, manufacturing, labeling, registration and safety analysis of our products in order to distribute many of our products, including, for example, in the United States, the federal Toxic Substances Control Act and Federal Insecticide, Fungicide and Rodenticide Act, and in the E. U., the Regulation on Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”).

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

Capital Expenditures

We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $2.6 million for the fiscal year ended June 30, 2025. See “Business — Environmental, Health and Safety Regulations” for further descriptions.

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

Environmental Accruals and Financial Assurance.   We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $4.3 million and $4.3 million as of June 30, 2025 and 2024, respectively.

In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of surety bonds or letters of credit issued pursuant to our revolving credit facility. As of June 30, 2025, surety bonds and letters of credit provided $15.2 million of financial assurance.

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

In recent years, outbreaks of African Swine Fever, primarily in China, have reduced animal populations and have reduced consumer demand for pork in the affected markets. In the past decade, there has been substantial publicity regarding H1N1, known as North American (or Swine) Influenza and, H5N1, known as Highly Pathogenic Avian Influenza, in the human population, birds and, most recently, dairy cattle. According to the World Health Organization (WHO), in 2022, 67 countries in five continents reported H5N1 high pathogenicity avian influenza outbreaks in poultry and wild birds to the World Organization for Animal Health, with more than 131 million domestic poultry lost due to death or culling in affected farms and villages. In 2023, another 14 countries reported outbreaks, mainly in the Americas, as the disease continued to spread. There have also been concerns relating to E. coli in beef and Salmonella in poultry and other food poisoning micro-organisms in meats and other foods. Consumers may associate human health fears with animal diseases, food, food production or food animals whether or not it is scientifically valid, which may have an adverse impact on the demand for animal protein. Occurrences of this type could significantly affect demand for animal protein, which in turn could affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere. Outbreaks of an exotic or highly contagious disease in a country where we produce our products may result in other countries halting importation of our products for fear that our product may be contaminated with the exotic organism.

Perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products.

Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus in the United States, the E.U., China and other countries on the use of antimicrobials in the livestock industry. In the United States, this focus is primarily on the use of medically important antimicrobials, which include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. As defined by the FDA, medically important antimicrobials (“MIAs”) include classes that are prescribed in animal and human health and are listed in the Appendix of GFI 152. Our products that contain virginiamycin, oxytetracycline, neomycin, streptomycin, tiamulin, chlortetracycline, or sulfamethazine are classified by the FDA as medically important antimicrobials and are included in the GFI 152 list. The FDA announced its intention to further review the GFI 152 list and to review labeling directions of products on the GFI 152 list, which may lead to increased restrictions on the use of these products. In addition to the United States, the WHO, the E.U., Australia and Canada have promulgated rating lists for antimicrobials that are used in veterinary medicine and that include certain of our products. The classification of our products as MIAs or similar listings may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Rules or regulations adopted by any territory that restrict the use of our products, especially our antibacterial products, which require animals or animal origin products imported into that territory to be produced under the same conditions as are required within the territory could result in a reduction or elimination of the use of our products in countries that export animals or animal origin products to such territories. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations.

Restrictions on the use of antibacterials in food-producing animals may become more prevalent, including limitation of use related to implementation and compliance with FDA Guidance 273 and similar initiatives globally.

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

In September 2023, CVM published a draft guidance, GFI # 273 titled “Defining Durations of Use for Approved Medically Important Antimicrobial Drugs Fed to Food-Producing Animals”. The FDA’s stated objective in issuing this guidance was to provide specific recommendations to animal drug sponsors on how to revise the product use conditions (e.g., dosage regimen, instructions for use) of affected products to better target when and for how long a drug may be used to effectively treat, control, or prevent the disease(s) for which the product is indicated. Such revisions are intended to provide for the continued effective use of these products while minimizing the extent of antimicrobial drug exposure, thereby supporting efforts to mitigate the development of antimicrobial resistance. The framework in this guidance outlines the voluntary changes on the part of companies such as Phibro to have all medically important antimicrobial animal drugs administered in the feed or drinking water have defined durations of use. Implementation of this guidance may result in shorter durations of use for Phibro products compared to how the products are used today.

Our global sales of antibacterials, anticoccidials and other products, including our Mecadox product, were $646 million, $421 million and $387 million for the years ended June 30, 2025, 2024 and 2023, respectively. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or consumer preferences to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.

If the FDA withdraws approval of our Mecadox (carbadox) product, the loss of sales of such product could have a material adverse effect on our business, financial condition and results of operations.

Our Mecadox (carbadox) product has been approved for use in food animals in the United States for over 50 years. Certain regulatory bodies have raised concerns about the possible presence of certain residues of our carbadox product in meat from animals that consume the product. The product was banned for use in the E.U. in 1998 and has been banned in several other countries outside the United States.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2025 were approximately $20 million.

See also “ — We are subject to product registration and authorization regulations in many of the jurisdictions in which we operate and/or distribute our products, including the United States and member states of the E. U.”; “Business —Compliance with Government Regulation — United States — Carbadox”; and “Business — Compliance with Government Regulation — Global Policy and Guidance.”

A material portion of our sales are generated by antibacterials and other related products.

Our medicated products business is comprised of a relatively small number of compounds and accounted for approximately 50% and 40% of net sales for the years ended June 30, 2025 and 2024, respectively. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.

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

Livestock producers may experience increased feed, fuel, transportation and other key costs or may experience decreased animal protein prices or sales, inflationary pressures as a result of interest rate increases or otherwise and including as a result of the uncertainties and potential economic downturn relating to a resurgence of the COVID-19 pandemic or similar public health crises, or relating to armed conflicts, including the armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine. International sanctions, trade disputes and tariffs could reduce demand for our customers’ products. These trends could cause deterioration in the financial condition of our livestock producer customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock producer customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products.

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

While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials and our third-party contract manufacturers may demand price increases related to increases in the costs of raw materials. In addition, we may be subject to new or increased tariffs on imported raw materials with limited ability to pass those increased costs through to our customers. Although no single raw material accounted for more than 5% of our cost of goods sold for the year ended June 30, 2025, volatility in raw material costs can result in significant fluctuations in our cost of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages or disruptions of such raw materials will not occur and the likelihood of such supply shortages and disruptions has been, and may continue to be, increased due to global supply chain disruptions, including those caused by health crises and the ongoing conflicts between Israel and Hamas and between Russia and Ukraine. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.

Our revenues are dependent on the continued operation of our various manufacturing facilities.

Although presently all our manufacturing facilities are considered to be in good condition, the operation of our manufacturing facilities involves many risks which could cause product interruptions, including the breakdown, failure or substandard performance of equipment, construction delays, mislabeling, shortages of materials, labor problems, power outages, political and social instability, the improper installation or operation of equipment, natural disasters, terrorist activities, armed conflicts, the outbreak of any highly contagious diseases near our production sites and the need to comply with environmental and other directives of governmental agencies. In addition, regulatory authorities such as the FDA typically require approval and periodic inspection of the manufacturing facilities to confirm compliance with applicable regulatory requirements, and those requirements may be enforced by various means, including seizures and injunctions. Certain of our product lines are manufactured at a single facility, and certain of our product lines are manufactured at a single facility with limited capacity at a second facility, and production would not be easily transferable to another site. The occurrence of material operational problems, including but not limited to the above events, may adversely affect our financial condition and results of operations.

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

On July 4, 2025, the U.S. Congress enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con.Res. 14,” (the “OBBBA”), also known as the “One Big Beautiful Bill Act” which includes significant amendments to the Internal Revenue Code. We are currently evaluating the potential impact of this legislation on our consolidated financial statements.

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

In addition, international transactions may involve increased financial and legal risks due to differing legal systems and customs, as well as restrictions and sanctions that may be imposed on one or more persons and/or jurisdictions in which we operate, including those arising from armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine. Compliance with these requirements may prohibit the import or export of certain products and technologies or may require us to obtain a license before importing or exporting certain products or technology. A failure to comply with any of these laws, regulations or requirements could result in civil or criminal legal proceedings, monetary or non-monetary penalties, or both, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. In addition, variations in the pricing of our products in different jurisdictions may result in the unauthorized importation of our products between jurisdictions. While the impact of these factors is difficult to predict, any of them could materially adversely affect our financial condition and results of operations. Changes in any of these laws, regulations or requirements, or the political environment in a particular country, may affect our ability to engage in business transactions in certain markets, including investment, procurement and repatriation of earnings.

We are subject to product registration and authorization regulations in many of the jurisdictions in which we operate and/or distribute our products, including the United States and member states of the E.U.

We are subject to regulations related to testing, manufacturing, labeling, registration and safety analysis in order to lawfully distribute many of our products, including for example, in the United States, the Federal Toxic Substances Control Act and the Federal Insecticide, Fungicide, and Rodenticide Act, and in the E. U., the Regulation on REACH. We are also subject to similar requirements in many of the other jurisdictions in which we operate and/or distribute our products. In some cases, such registrations are subject to periodic review by relevant authorities. Such regulations may lead to governmental restrictions or cancellations of, or refusal to issue, certain registrations or authorizations, or cause us or our customers to make product substitutions in the future. Such regulations may also lead to increased third party scrutiny and personal injury or product liability claims. Compliance with these regulations can be difficult, costly and time consuming and liabilities or costs relating to such regulations could have a material adverse effect on our business, financial condition and results of operations.

We have significant assets located outside the United States and a significant portion of our sales and earnings is attributable to operations conducted abroad that may be adversely affected by foreign currency exchange rate fluctuations and other inherent risks.

As of June 30, 2025, we had manufacturing and direct sales operations in 26 countries and sold our products in approximately 90 countries. Our operations outside the United States accounted for 49% and 59% of our consolidated assets as of June 30, 2025 and 2024, respectively, and 43% and 43% of our consolidated net sales for the years ended June 30, 2025 and 2024, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.

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

Our Israeli manufacturing facilities and local operations accounted for 16% and 28% of our consolidated assets, as of June 30, 2025 and 2024, and 17% and 21% of our consolidated net sales for the years ended June 30, 2025 and 2024, respectively. We maintain manufacturing facilities in Israel, which manufacture:

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

Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israeli companies. We do not believe that the boycott has had a material adverse effect on us, but we cannot provide assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on our operations or expansion of our business. Our business, financial condition and results of operations in Israel may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Israel, including as a result of the armed conflicts between Israel and Hamas (and potential broader military conflict in the region).

We have manufacturing facilities located in Brazil and a portion of our sales and earnings is attributable to products produced and operations conducted in Brazil.

Our Brazilian manufacturing facilities and local operations accounted for 10% and 14% of our consolidated assets, as of June 30, 2025 and 2024, and 11% and 16% of our consolidated net sales for the years ended June 30, 2025 and 2024. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin, salinomycin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb, Kamoran®, and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.

Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages, public health crises and other political, social and economic developments in or affecting Brazil.

Certain of our employees are covered by collective bargaining or other labor agreements.

As of June 30, 2025, approximately 320 of our Israeli employees and 550 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.

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

We may fail to achieve the anticipated benefits from the acquisition of certain Zoetis products and assets.

In April 2024, we entered into the Purchase Agreement with Zoetis to acquire Zoetis’s MFA product portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, we completed the Acquisition at a purchase price of approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired).

The success of the Acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, establish and maintain good relationships with new and existing customers, suppliers, and other business partners, grow the revenue of the consolidated company and realize the anticipated strategic benefits and synergies. The combination of businesses is a complex, costly and time-consuming process. As a result, we have devoted, and will continue to devote, significant management attention and resources to fully integrate the business practices and operations. The ongoing integration process may disrupt the businesses and, if implemented ineffectively, would impair the realization of the full expected benefits. The growth and the anticipated benefits of the Acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Acquisition within a reasonable time, our business, financial condition and operating results may be adversely affected.

Adverse U.S. and international economic and market conditions may adversely affect our product sales and business.

Current U.S. and international economic and market conditions are uncertain. The COVID-19 pandemic adversely affected international economic conditions and financial markets and led to economic downturns in many countries in which we operate. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including as a result of public health crises, and other challenges faced in the credit markets and financial services industry.

Economic, business, political and financial disruptions from armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine and the imposition of sanctions and business disruptions as well as inflation, could also have a material adverse effect on our operating results, financial condition, and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. Customers may seek lower price alternatives to our products if they are negatively impacted by poor economic conditions. Furthermore, our exposure to credit and collectability risk and cybersecurity risk is higher in certain international markets and as a result of the crisis resulting from armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and we have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurance that such procedures and measures will effectively limit such risks and avoid losses.

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

Tariffs, trade protection measures or other modifications of foreign trade policy may harm our food animal product customers.

Changes in laws, agreements and policies governing trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our results of operations. A number of our customers, particularly U.S.-based food animal producers have benefited from free trade agreements, including, in the past, the North American Free Trade Agreement (“NAFTA”). The U.S., Canada and Mexico reached an agreement to replace NAFTA with the United States-Mexico-Canada Agreement. Any other changes to international trade agreements or policies could harm our customers, and as a result, negatively impact our financial condition and results of operations. Additionally, in response to new U.S. tariffs affecting foreign imports, some foreign governments, including China, have instituted or are considering instituting tariffs on certain U.S. goods. Additionally, countries are increasingly imposing protectionist measures in an effort to safeguard local industries, ensure domestic supply chain continuity for key products, such as medicines and nutritional feed additives, or advance other policy objectives. Countries may also use sanctions, export controls and other protectionist measures to deal with certain national security goals and challenges, which could result in decreased markets and/or demand for our products or make it more costly to supply our customers. While the scope and duration of these and any future tariffs or other trade protectionist measures remain uncertain, such measures imposed by the U.S. or foreign governments on our customers’ products, or on our products or the active pharmaceutical ingredients or other components thereof, could negatively impact our financial condition and results of operations.

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

As of June 30, 2025, we had outstanding indebtedness (reflecting the principal amounts) of $344.6 million under Term A-1 Loans (as defined below), $293.5 million under Term A-2 Loans (as defined below), $87.0 million of outstanding borrowings under our revolving credit facility, and $2.5 million of outstanding letters of credit. Subject to restrictions in our 2024 Credit Facilities (as defined below), we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.

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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the impact of any public health crises, such as the COVID-19 pandemic, armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine, and the related economic downturn in the debt markets. In connection with the Acquisition and corresponding refinancing of our previous indebtedness through the 2024 Credit Facilities, our debt interest payments have increased substantially. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

We use machine learning and artificial intelligence (AI) in our business, and challenges with properly managing its use could result in operational, competitive or reputational harm.

We currently use and are expanding the use of machine learning and AI in our business. Machine learning and AI are new and rapidly evolving technologies, the use of which presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results or behave in unpredictable ways that can generate irrelevant, nonsensical, deficient, factually inaccurate or biased content and results. Accordingly, AI presents emerging operational, legal and ethical issues. Any disruption or failure in our AI systems or those of third parties on whom we rely could result in delays and operational challenges, and the various operational, compliance and reputational issues could materially adversely affect our business, financial condition and results of operations.

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

Under generally accepted accounting principles in the United States (“GAAP”), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2025, we had goodwill of $59.6 million and identifiable intangible assets, less accumulated amortization, of $36.5 million. Identifiable intangible assets consist primarily of developed technology rights and patents and customer relationships.

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

We are increasingly dependent upon information technology systems and infrastructure to conduct critical operations and generally operate our business, which includes using information technology systems to process, transmit and store electronic information in our day-to-day operations, including customer, employee and company data. A significant number of our employees work remotely at least part of the time, making us increasingly reliant on tools that support remote work and enable secure access to our information technology systems from outside the office. As a result, any disruption to our information technology systems, our industrial machinery, software used in our manufacturing facilities, firmware or software embedded in our equipment or machinery, including from cyber incidents, could have a material adverse effect on our business. The increased use of these tools could also make our information technology systems more vulnerable to breaches of data security and cybersecurity attacks. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. We also store certain information with third parties. Our information systems and those of our third-party vendors are subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber, phishing or ransomware attacks and also are vulnerable to an increasing threat of continually evolving cybersecurity risks and external hazards. Disruption, degradation, or manipulation of these systems and infrastructure through intentional or accidental means could impact key business processes. Cyber-attacks against the Company’s systems and infrastructure could result in exposure of confidential information, the modification of critical data and/or the failure of critical operations. Likewise, improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, lost or stolen. Such attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. Although the aggregate impact on the Company’s operations and financial condition has not been material to date, the Company has been the target of events of this nature and expects them to continue as cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats.

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

As of August 22, 2025, BFI Co., LLC (“BFI”) beneficially owns 59,480 shares of our Class A common stock and 20,166,034 shares of our Class B common stock, which together represent approximately 90.9% of the combined voting power of all classes of our outstanding common stock. As of August 22, 2025, our other stockholders collectively own interests representing approximately 9.1% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. The COVID-19 pandemic and armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine have contributed to significant volatility in stock and financial markets in the United States and globally. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.

As of August 22, 2025, approximately 90.9% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 22, 2025, we had 20,367,574 shares of Class A common stock and 20,166,034 shares of Class B common stock outstanding.

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

We have a paid a quarterly dividend since September 2014 on our Class A and Class B common stock and our Board of Directors has declared a cash dividend of $0.12 per share on our Class A common stock and Class B common stock that is payable September 24, 2025 to stockholders of record at the close of business on September 3, 2025. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions and our ability to obtain funds from our subsidiaries to meet our obligations. Our 2024 Credit Facilities permit us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the 2024 Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and a statement that our auditors have issued an attestation report on the effectiveness of our internal controls. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. We cannot provide any assurance we will not identify material weaknesses in the future. If we suffer deficiencies or material weaknesses in our internal controls, we may be unable to report financial information in a timely and accurate manner and it could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial reporting, negatively affect the trading price of our common stock and could cause a default under the agreements governing our indebtedness. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.

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

From time to time, we may make selective acquisitions to expand our range of products and services and to expand the geographic scope of our business, such as the Acquisition. However, we may be unable to identify suitable targets in the future, and competition for acquisitions may make it difficult for us to consummate acquisitions on acceptable terms or at all. We may not be able to locate any complementary products that meet our requirements or that are available to us on acceptable terms or we may not have sufficient capital resources to consummate a proposed acquisition. In addition, assuming we identify suitable products or partners, the process of effectively entering into these arrangements involves risks that our management’s attention may be diverted from other business concerns. Further, if we succeed in identifying and consummating appropriate acquisitions on acceptable terms, we may not be able to successfully integrate the products, services and personnel of any acquired businesses, including the Acquisition, on a basis consistent with our current business practice. In particular, we may face greater than expected costs, time and effort involved in completing and integrating such acquisitions and potential disruption of our ongoing business. Furthermore, we may realize fewer, if any, synergies than envisaged. Our ability to manage acquired businesses may also be limited if we enter into joint ventures or do not acquire full ownership or a controlling stake in the acquired business. In addition, continued growth through acquisitions may significantly strain our existing management and operational resources. As a result, we may need to recruit additional personnel, particularly at the level below senior management, and we may not be able to recruit qualified management and other key personnel to manage our growth. Moreover, certain transactions could adversely impact earnings as we incur development and other expenses related to the transactions and we could incur debt to complete these transactions. Debt instruments could contain contractual commitments and covenants that could adversely affect our cash flow and our ability to operate our business, financial condition and results of operations. See also “— Risk Factors Relating to Our Business — We may fail to achieve the anticipated benefits from the acquisition of certain Zoetis products and assets.”

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As a leading global, diversified animal health and mineral nutrition company, we are increasingly reliant on information technology systems and infrastructure to support critical operations and manage our business effectively. These systems process, transmit, and store electronic information, including customer, employee, and company data. This reliance exposes us to data security breaches and cybersecurity attacks. For more information on these risks, see “Item 1A. Risk Factors — Risk Factors Relating to Our Business — We may be subject to information technology system failures, network disruptions, and breaches in data security.”

Although the aggregate impact on our operations and financial condition has not been material to date, the Company has been the target of cybersecurity attacks and anticipates continued attempts as threats become more sophisticated and frequent. Future incidents may have a material effect on our business.

Our information security program is led by the Director of IT Cybersecurity and Compliance, who reports directly to the Chief Information Officer (the “CIO”). The program is aligned with the U.S. National Institute of Standards and Technology (NIST) Cybersecurity Framework and the Israel National Cyber Directorate. We are also members of the New Jersey Cybersecurity and Communications Integration Cell, which enhances our industry awareness and proactive response capabilities by facilitating information sharing, identifying attack profiles, and promoting continuous improvement.

We employ a range of tools and practices to assess, monitor, and mitigate cybersecurity risks. These practices extend to third-party service providers who have access to our systems and data. At least every two years, we engage an independent third party to conduct penetration testing and risk assessments of our cybersecurity posture.

Over the past year, we have made significant progress in strengthening our cyber defense capabilities. Our Security Operations Center and Managed Detection and Response services continue to evolve and improve daily. This progress is driven by real-time incident response, continuous team development, and the incorporation of lessons learned from both internal experiences and external industry intelligence. To complement these efforts, we have implemented an advanced cyber threat intelligence process that enhances our ability to detect threat actors, anticipate emerging risks, and align our detection and prevention strategies with global threat trends.

We also maintain a robust user education and awareness program, structured around an annual plan. Key elements include:

●	Monthly cybersecurity training for all users;
●	Bi-weekly phishing simulations; and
●	A monthly interactive cyber awareness magazine.

The rapid emergence of AI technologies has had a notable impact on our operational and strategic environment. These technologies quickly entered our ecosystem, and we responded by implementing necessary user awareness programs and governance mechanisms. Responsible adoption of AI technologies remains a key focus area. Our efforts encompass raising organizational awareness, deploying suitable monitoring tools, and fostering innovation while ensuring compliance with privacy regulations and industry standards. Our program continues to evolve to ensure the safe, ethical, and compliant use of AI across the enterprise.

In parallel, we are enhancing our third-party cybersecurity and regulatory risk management framework. This includes a structured process for evaluating and monitoring external entities using standardized risk questionnaires, internal knowledge repositories, and validation procedures. These mechanisms are applied both prior to onboarding new suppliers, service providers, or technologies, and as part of periodic reviews of existing third-party relationships.

This proactive approach allows us to:

●	Identify security and compliance gaps early in the vendor lifecycle;
●	Prioritize suppliers based on their risk profile and level of exposure; and
●	Ensure that third-party engagements align with our corporate, regulatory, and contractual obligations.

Together, these measures strengthen our organizational cyber resilience, regulatory preparedness, and long-term operational integrity.

In the event of a cybersecurity or data privacy incident, our triage team evaluates the probable frequency and magnitude of potential loss. Incidents are categorized by severity and escalated to the CIO, Chief Executive Officer, and the Senior Vice President, General Counsel, and Corporate Secretary (“Legal Counsel”), who determine any additional communication or disclosure requirements. The Board of Directors is notified of high-severity incidents. Each incident is followed by a formal investigation, root cause analysis, and remediation plan. Additionally, our cyber insurance program is reviewed regularly to ensure adequate coverage in support of our layered protection model.

Governance

Our CIO manages our information technology systems. He has over 45 years of experience in digital systems and technology in the animal health, bio-tech pharmaceutical, pharmaceutical, and oil and gas industries. He has held multiple leadership roles driving business value for investments in digital solutions. He also spent six years as a leader within internal auditing, providing experience and wisdom in business-driven risk management.

The CIO provides periodic reports to the Board of Directors, the executive management team, and our Legal Counsel. These reports include updates on our cybersecurity risks and threats, assessments of our information security program, and any changes in the threat landscape. Our information technology systems are regularly evaluated by internal and external consultants, with the results of the review reported to the executive management team and the Board of Directors.

Item 2.    Properties

The following table lists our material properties:

		Owned/	Approx. sq.
Business Segment(s)	Location	Leased	Footage	Purpose(s)
Animal Health	Buenos Aires, Argentina	Owned	43,000	Manufacturing and Administrative
Animal Health	Braganca Paulista, Brazil	Owned	50,000	Manufacturing and Administrative
Animal Health	Guarulhos, Brazil	Owned	1,294,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Heliópolis, Brazil	Owned	15,000	Manufacturing and Administrative
Animal Health	Sligo, Ireland	Owned	45,000	Manufacturing
Animal Health	Beit Shemesh, Israel	Owned/ land lease	79,000	Manufacturing and Research
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health	Sarasota, Florida	Leased	93,000	Manufacturing, Sales, Research and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	Mendon, Illinois	Owned	64,000	Research
Animal Health	St. Paul, Minnesota	Leased	5,000	Research
Animal Health	Omaha, Nebraska	Owned	60,000	Manufacturing, Sales and Research
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health	Salisbury, Maryland	Leased	87,000	Manufacturing
Animal Health	Willow Island, West Virginia	Owned/land lease	1,220,000	Manufacturing
Animal Health	Chicago Heights, Illinois	Owned	215,000	Manufacturing
Animal Health	Eagle Grove, Iowa	Owned	112,000	Manufacturing
Animal Health	Suzhou, China	Owned	150,000	Manufacturing
Animal Health	Independence, Missouri	Leased	145,000	Warehousing
Animal Health	Medolla, Italy	Leased	6,000	Manufacturing
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is traded on Nasdaq under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2025, there were 20,367,574 shares of Class A common stock outstanding.

During the fiscal year ended June 30, 2025, we did not sell any unregistered securities nor did we purchase any of our equity securities.

Holders of Record

As of August 22, 2025, there were 20,367,574 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 22, 2025, there were 20,166,034 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2025 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management.

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

The following graph shows a comparison from June 30, 2020 through June 30, 2025 of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, the Russell 2000 Index and the S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on June 30, 2020, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

250
200
150
100
50
0
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/29/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
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

Overview of our business

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food and companion animals including poultry, swine, beef and dairy cattle, aquaculture and dogs. Our products help prevent, control and treat diseases, and support nutrition to help improve animal health and well-being. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We market approximately 800 product lines in approximately 90 countries to approximately 4,500 customers.

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s medicated feed additive (“MFA”) portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired), subject to certain further adjustments set forth in the Purchase Agreement. The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement. The product portfolio acquired, which generated $407.6 million in revenue in 2023, is comprised of more than 37 product lines that are sold in approximately 80 countries. For the year ended June 30, 2025, this product portfolio contributed $208.2 million to our overall net sales. Also included in the Acquisition are six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

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

Armed conflicts

Israel and Hamas

On October 7, 2023, Hamas militants crossed into Israel from Gaza in a large-scale, surprise terrorist attack. Hamas terrorists invaded Israel, first firing rockets into the country and then carrying out attacks inflicting mass casualties with hundreds more taken hostage. In order to provide immediate assistance to the victims of the attacks and their families, we and our employees provided monetary donations that were distributed to charities that offered relief services, welfare, equipment, food and other necessities. Since the October 2023 attack, there have been continued and escalating hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). Although a ceasefire was brokered between Israel and Hezbollah in November 2024, and in January 2025, and a temporary ceasefire went into effect between Israel and Hamas, hostilities in the region have recently resumed. The possibility of negotiations for renewed ceasefire agreements between Israel and Hamas, and Israel and Hezbollah remain uncertain and difficult to predict and until resolved, may continue to cause conflict in the region.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of June 30, 2025, we had approximately 500 employees located in Israel. While we initially had some disruption to our operations at the onset of the Israel-Hamas conflict, at the current time, we have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. Iran has threatened to continue to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. While the situation surrounding the ongoing conflict remains fluid, our operations in Israel have navigated numerous challenging situations over the years.

The resumption, prolonged continuation or escalation of this conflict may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations and their respective allies. The potential impact of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers. Our Israeli manufacturing facilities and local operations account for 16% of our consolidated assets as of June 30, 2025, and 17% of our consolidated net sales for the twelve months ended June 30, 2025.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the twelve months ended June 30, 2025 represented approximately 1% of consolidated net sales.

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

Regulatory developments

Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus, in the United States and other countries, on the use of medically important antimicrobials. As defined by the FDA, medically important antimicrobials (“MIAs”) include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. Our products that contain virginiamycin, oxytetracycline, neomycin, streptomycin, tiamulin, chlortetracycline, or sulfamethazine are classified by the FDA as medically important antimicrobials. In addition to the United States, the World Health Organization (WHO), the E.U., Australia and Canada have promulgated rating lists for antimicrobials that are used in veterinary medicine and that include certain of our products.

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

In April 2016, the FDA began initial steps to withdraw approval of carbadox (the active ingredient in our Mecadox product) via a regulatory process known as a Notice of Opportunity for Hearing (“NOOH”), due to concerns that certain residues from the product may persist in animal tissues for longer than previously determined. In the years following, Phibro has continued an ongoing process of responding collaboratively and transparently to the FDA’s CVM inquiries and has provided extensive and meticulous research and data that confirmed the safety of carbadox. In July 2020, the FDA announced it would not proceed to a hearing on the scientific concerns raised in the 2016 NOOH, consistent with the normal regulatory procedure, but instead announced that it was withdrawing the 2016 NOOH and issuing a proposed order to review the regulatory method for carbadox. Phibro reiterated the safety of carbadox and the appropriateness of the regulatory method and offered to work with the CVM to generate additional data to support the existing regulatory method or select a suitable alternative regulatory method.

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2025 were approximately $20 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

Macroeconomic developments, such as adverse economic conditions worldwide, international conflicts, or efforts of governments to stimulate or stabilize the economy or manage trade disputes, may adversely impact our business. For example, the Trump administration has instituted or proposed changes in trade policies that include the renegotiation or termination of existing trade agreements, the imposition of higher tariffs on imports into the United States, and other government regulations affecting trade between the United States and other countries. These measures could introduce supply chain inefficiencies, challenge current trade agreements with certain nations, and affect the cost and availability of materials critical to our products. Any such tariffs, if and when enacted, and any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures could adversely impact our ability to sell products and services in our markets. Countries may, in response to any U.S. actions, adopt retaliatory or other protectionist measures that could further limit our ability to offer our products and services. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs.

See also “Business —  Compliance with Government Regulation  — United States — Carbadox”; and “Business — Compliance with Government Regulation — Global Policy and Guidance.”

Our global sales of antibacterials, anticoccidials and other products were $646 million, $421 million and $387 million for the years ended June 30, 2025, 2024 and 2023, respectively.

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

Foreign exchange

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the year ended June 30, 2025, we generated approximately 43% of our net sales from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. For the year ended June 30, 2025, our expenses were not significantly affected by currency movements. Because we have transactions denominated in various currencies, changes in currency exchange rates have had, and will continue to have, an impact on our results of operations.

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

Product development initiatives

Our future success depends on both the continued strength of our existing product portfolio and the advancement of our innovation pipeline. We are actively pursuing additional regulatory approvals for expanded claims, new species indications, and market access for our current products. These efforts also include cross-clearances that enable the concurrent use of our medicated products with other therapies.

We maintain a robust pipeline of new products, developed through internal research and development (“R&D”), strategic joint ventures, and targeted licensing or acquisition opportunities. A significant portion of our R&D investment is directed toward product lifecycle management, which includes expanding indications, reformulating existing products, and developing new combinations to meet evolving customer needs and regulatory requirements.

We are also investing in next-generation vaccine technologies and microbial solutions that address animal health, nutrition, and sustainability challenges across diverse sectors—including environmental, industrial, and agricultural applications.

Strategic Initiatives in Progress

Our current strategic initiatives include several projects:

●	We continue to scale operations at our vaccine production facility in Sligo, Ireland, which began commercial poultry vaccine production in 2022. Plans are underway to expand into swine and cattle vaccines.

●	In fiscal year 2023, we launched a new vaccine facility in Guarulhos, Brazil, focused on autogenous vaccines for swine, poultry, and aquaculture.
●	Our microbial and bioproduct development programs are advancing, with applications spanning animal health, environmental resilience, and industrial performance.
●	In the companion animal space, our Rejensa® joint care supplement continues to gain market traction. Our pipeline includes a potential treatment for mitral valve disease in dogs, a novel pain management product, and two oral care formulations.

We remain committed to advancing innovation through both internal capabilities and external collaborations, ensuring that our product development strategy supports long-term growth and customer value.

Analysis of the consolidated statements of operations

Summary Results of Operations

				Change
For the Year Ended June 30	2025	2024	2023	2025 / 2024		2024/ 2023

	(in thousands, except per share amounts and percentages)
Net sales	$1,296,215	$1,017,679	$977,889	$278,536	27%	$39,790	4%
Gross profit	399,942	313,092	298,237	86,850	28%	14,855	5%
Selling, general and administrative expenses	289,477	259,777	226,390	29,700	11%	33,387	15%
Operating income	110,465	53,315	71,847	57,150	*	(18,532)	(26)%
Interest expense, net	34,602	18,536	15,321	16,066	87%	3,215	21%
Foreign currency losses, net	7,870	23,863	2,455	(15,993)	(67)%	21,408	*
Income before income taxes	67,993	10,916	54,071	57,077	*	(43,155)	(80)%
Provision for income taxes	19,729	8,500	21,465	11,229	*	(12,965)	(60)%
Net income	$48,264	$2,416	$32,606	$45,848	*	$(30,190)	(93)%

Net income per share
Basic	$1.19	$0.06	$0.81	$1.13		$(0.75)
Diluted	$1.19	$0.06	$0.81	$1.13		$(0.75)

Weighted average number of shares outstanding
Basic	40,515	40,504	40,504
Diluted	40,678	40,523	40,504

Ratio to net sales
Gross profit	30.9%	30.8%	30.5%
Selling, general and administrative expenses	22.3%	25.5%	23.2%
Operating income	8.5%	5.2%	7.3%
Income before income taxes	5.2%	1.1%	5.5%
Net income	3.7%	0.2%	3.3%
Effective tax rate	29.0%	77.9%	39.7%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Changes in net sales from period to period primarily result from changes in volumes and average selling prices. Although a portion of our net sales is denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, currency movements have not significantly affected our revenues.

Our effective income tax rate has varied from period to period and from the federal statutory rate, due to the mix of taxable profits in various jurisdictions; changes in tax rates from period to period, including changes in income tax legislation in the United States and various international jurisdictions; and the effects of changes in uncertain tax positions and valuation allowances. Our future effective income tax rate will vary due to the relative amounts of taxable income in various jurisdictions, future changes in tax rates and legislation and other factors. We expect to repatriate approximately $5.0 million of international earnings, which will be subject to applicable non-U.S. withholding and related taxes, net of reductions in U.S. income taxes. We intend to continue to reinvest indefinitely all other undistributed earnings of our foreign subsidiaries where we could be subject to applicable non-U.S. withholding and related taxes if amounts are repatriated to the U.S. See “Notes to Consolidated Financial Statements — Income Taxes” for additional information.

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

Segment net sales and Adjusted EBITDA:

				Change
For the Year Ended June 30	2025	2024	2023	2025 / 2024		2024 / 2023

Net sales	(in thousands, except percentages)
MFAs and other	$646,354	$420,959	$387,349	$225,395	54%	$33,610	9%
Nutritional specialties	179,289	164,671	172,504	14,618	9%	(7,833)	(5)%
Vaccines	137,153	120,852	99,998	16,301	13%	20,854	21%
Animal Health	962,796	706,482	659,851	256,314	36%	46,631	7%
Mineral Nutrition	253,240	243,663	242,656	9,577	4%	1,007	0%
Performance Products	80,179	67,534	75,382	12,645	19%	(7,848)	(10)%
Total	$1,296,215	$1,017,679	$977,889	$278,536	27%	$39,790	4%

Adjusted EBITDA
Animal Health	$222,260	$145,606	$136,139	$76,654	53%	$9,467	7%
Mineral Nutrition	20,836	16,449	17,417	4,387	27%	(968)	(6)%
Performance Products	10,547	7,662	9,346	2,885	38%	(1,684)	(18)%
Corporate	(69,959)	(58,480)	(50,149)	(11,479)	20%	(8,331)	17%
Total	$183,684	$111,237	$112,753	$72,447	65%	$(1,516)	(1)%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	23.1%	20.6%	20.6%
Mineral Nutrition	8.2%	6.8%	7.2%
Performance Products	13.2%	11.3%	12.4%
Corporate(1)	(5.4)%	(5.7)%	(5.1)%
Total(1)	14.2%	10.9%	11.5%
(1)	Reflects ratio to total net sales.

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

				Change
For the Year Ended June 30	2025	2024	2023	2025/ 2024		2024/ 2023

	(in thousands, except percentages)
Net income	$48,264	$2,416	$32,606	$45,848	*	$(30,190)	(93)%
Interest expense, net	34,602	18,536	15,321	16,066	87%	3,215	21%
Provision for income taxes	19,729	8,500	21,465	11,229	*	(12,965)	(60)%
Depreciation and amortization	45,605	36,178	34,012	9,427	26%	2,166	6%
EBITDA	148,200	65,630	103,404	82,570	*	(37,774)	(37)%
Acquisition-related cost of goods sold	5,679	521	—	5,158	*	521	*
Acquisition-related transaction costs	13,322	6,405	—	6,917	*	6,405	*
Pension settlement cost	—	10,674	—	(10,674)	*	10,674	*
Brazil employment taxes	—	4,202	—	(4,202)	*	4,202	*
Stock-based compensation	717	475	—	242	51%	475	*
Phibro Forward income growth initiatives implementation costs - cost of goods sold (1)	3,798	—	—	3,798	*	—	*
Phibro Forward income growth initiatives implementation costs - SG&A (1)	6,978	366	—	6,612	*	366	*
Insurance proceeds	(2,880)	(899)	—	(1,981)	*	(899)	*
Environmental remediation costs	—	—	6,894	—	*	(6,894)	*
Foreign currency losses, net	7,870	23,863	2,455	(15,993)	(67)%	21,408	*
Adjusted EBITDA	$183,684	$111,237	$112,753	$72,447	65%	$(1,516)	(1)%
(1)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings. For the year ended June 30, 2025, this included $5.3 million for non-cash asset write-offs, of which $3.8 million was recorded within cost of goods sold, and $1.5 million was recorded within selling, general, and administrative expenses, related to the closure of an immaterial business within the Animal Health segment.

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Comparison of the years ended June 30, 2025 and 2024

Net sales

Net sales of $1,296.2 million for the year ended June 30, 2025 increased $278.5 million, or 27%, as compared to the year ended June 30, 2024. Animal Health increased $256.3 million, while Mineral Nutrition and Performance Products sales increased $9.6 million and $12.6 million, respectively.

Animal Health

Net sales of $962.8 million for the year ended June 30, 2025 increased $256.3 million, or 36%. Net sales of MFAs and other increased $225.4 million, or 54%, due to incremental revenues of $208.2 million from the Zoetis MFA portfolio acquired on October 31, 2024, increased demand for our MFAs in international regions, and higher demand for processing aids used in the ethanol fermentation industry.

Net sales of nutritional specialty products increased $14.6 million, or 9%, primarily due to increased domestic demand for dairy and higher sales of microbial and companion animal products.

Net sales of vaccines increased $16.3 million, or 13%, primarily due to continued growth of poultry products in Latin America and increased domestic demand for swine products.

Mineral Nutrition

Net sales of $253.2 million for the year ended June 30, 2025 increased $9.6 million, or 4%, primarily due to an increase in demand for copper and trace minerals.

Performance Products

Net sales of $80.2 million for the year ended June 30, 2025 increased $12.6 million, or 19%, as a result of higher demand for the ingredients used in personal care products.

Gross profit

Gross profit of $399.9 million for the year ended June 30, 2025 increased $86.9 million, or 28%, as compared to the year ended June 30, 2024. Gross margin increased 10 basis points to 30.9% of net sales for the year ended June 30, 2025 as compared to 30.8% for the year ended June 30, 2024. The comparison to the prior year included $3.8 million of current period inventory write-offs attributable to the closure of an immaterial business and a net increase of $5.2 million for acquisition-related cost of goods sold related to purchase accounting adjustments for acquisitions. Excluding these items, gross profit increased $95.8 million, or 30.6%, and gross margin increased 80 basis points to 31.6% of net sales due to increased sales, an increase in average selling prices, and a favorable impact of foreign currency exchange rates, partially offset by higher distribution costs.

Animal Health gross profit, excluding the inventory write-offs and purchase accounting adjustment discussed above, increased $86.9 million due to higher sales volume, higher average selling prices, and a favorable impact of foreign currency exchange rates, partially offset by higher distribution costs. Mineral Nutrition gross profit increased $5.1 million, driven by higher average selling prices. Performance Products gross profit increased $3.8 million, driven by increased sales volume.

Selling, general and administrative expenses

SG&A expenses of $289.5 million for the year ended June 30, 2025 increased $29.7 million, or 11%, as compared to the year ended June 30, 2024. SG&A for the year ended June 30, 2025 included $13.3 million for acquisition-related costs, $7.0 million of costs associated with Phibro Forward income growth initiatives, and $0.7 million in stock-based compensation expense, partially offset by $2.9 million related to an insurance settlement gain. SG&A for the year ended June 30, 2024 included a $10.7 million pension settlement charge, a $4.2 million cost for an unfavorable litigation result related to Brazil employment taxes, $6.4 million for acquisition-related costs, $0.5 million of stock-based compensation expense, and $0.4 million of costs associated with Phibro Forward income growth initiatives, partially offset by a $0.9 million insurance settlement gain. Excluding these items, SG&A increased $32.8 million, or 14%.

Animal Health SG&A increased $20.5 million, primarily due to an increase in employee-related costs due in part to incremental headcount added as part of the Acquisition and new product launches in Brazil. Mineral Nutrition and Performance Products SG&A each increased by $0.4 million due to an increase in employee-related costs. Corporate expenses increased $11.5 million due to higher incentive-related employee costs and strategic investments.

Interest expense, net

Interest expense, net of $34.6 million for the year ended June 30, 2025 increased $16.1 million, or 87%, as compared to the year ended June 30, 2024, due to higher debt levels associated with the financing of the Acquisition and costs associated with the refinancing of the Company’s debt.

Foreign currency losses, net

Foreign currency losses, net for the year ended June 30, 2025 were $7.9 million, as compared to net losses of $23.9 million for the year ended June 30, 2024. Current period losses were driven by fluctuations in certain currencies relative to the U.S. dollar, most prominently, in the Israeli New Shekel, the Brazil Real and the Argentine Peso. Prior year period losses were driven in large part by a major devaluation in the Argentine Peso and the weakening of the Brazilian Real.

Provision for income taxes

The provision for income taxes was $19.7 million and $8.5 million for the years ended June 30, 2025 and 2024, respectively. The effective income tax rate was 29.0% and 77.9% for the years ended June 30, 2025 and 2024, respectively.

The effective tax rate for the year ended June 30, 2025 was higher than our statutory rate of 21% primarily due to withholding taxes on planned repatriations and the impact of Global Intangible Low-Tax Income (“GILTI”) on tax expense, partially offset by the impact of foreign tax credits. The provision for income taxes for the year ended June 30, 2025 was also impacted by various other items, including (i) certain non-deductible write-offs in connection with the closure of an immaterial business included as part of the Phibro Forward initiatives, (ii) various items with lower tax benefits, most prominently, foreign currency losses and stock-based compensation expense, (iii) a $0.9 million expense from changes in uncertain tax positions related to prior years, and (iv) $0.4 million expense for withholding taxes related to dividends received from an international affiliate. The effective income tax rate without these items would have been 25.0% for the year ended June 30, 2025.

The effective income tax rate for the year ended June 30, 2024 was unfavorably affected by the proportionally greater effect of certain items such as GILTI taxes when compared with reduced pre-tax income. The provision for income taxes for the year ended June 30, 2024 was also impacted by various other items, including (i) a $2.8 million expense for applicable non-U.S. withholding and related taxes, net of reductions in U.S. income taxes, related to the planned repatriation of approximately $80.0 million of international earnings in preparation for the Acquisition, (ii) a $1.2 million benefit related to the determination of whether a foreign tax is eligible for a U.S. foreign tax credit related to our fiscal year 2023, based on IRS guidance provided subsequent to June 30, 2023, (iii) a $1.2 million benefit related to the release of certain valuation allowances on non-U.S. companies, (iv) a $1.6 million expense from changes in uncertain tax positions related to prior years and certain other items, and (v) various items with lower tax benefits, most prominently, foreign currency losses and acquisition-related transaction costs. The effective income tax rate without these items would have been 26.9% for the year ended June 30, 2024.

We record the GILTI-related aspects of comprehensive U.S. income tax legislation as a period expense. The provision for income taxes for the years ended June 30, 2025 and 2024 included $3.2 million and $2.0 million, respectively, of federal tax expense from the effects of GILTI. Our effective income tax rate included 4.7% and 18.3% related to GILTI income tax expense for the years ended June 30, 2025 and 2024, respectively.

Net income

Net income of $48.3 million for the year ended June 30, 2025 increased $45.8 million, as compared to net income of $2.4 million for the year ended June 30, 2024. Operating income increased $57.2 million, driven by higher gross profit, partially offset by higher SG&A of $29.7 million, which included net increases of $6.9 million and $6.6 million in acquisition-related costs and costs related to Phibro Forward income growth initiatives, respectively. Interest expense, net increased $16.1 million due to higher debt levels and costs associated with the refinancing of the Company’s debt. Foreign currency losses, net decreased $16.0 million. Income tax expense increased $11.2 million.

Comparison of the years ended June 30, 2024 and 2023

For a comparison of our results of operations for the years ended June 30, 2024 and 2023, and an analysis of our financial condition, liquidity and capital resources for the year ended June 30, 2024, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 28, 2024.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income, as reported under GAAP, to adjusted net income is as follows:

				Change
For the Year Ended June 30	2025	2024	2023	2025/ 2024		2024/ 2023

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income to Adjusted Net Income
Net income	$48,264	$2,416	$32,606	$45,848	* %	$(30,190)	(93)%
Adjustments
Acquisition-related items, net of income tax (1)	20,057	13,063	6,959	6,994	54%	6,104	88%
Certain significant items, net of income tax (1)	8,878	11,420	4,929	(2,542)	(22)%	6,491	*
Foreign currency losses, net of income tax (1)	6,366	19,429	2,936	(13,063)	(67)%	16,493	*
Certain income tax items (1)	1,375	2,035	1,533	(660)	(32)%	502	33%
Total adjustments, net of income tax	36,676	45,947	16,357	(9,271)	(20)%	29,590	*
Adjusted net income	$84,940	$48,363	$48,963	$36,577	76%	$(600)	(1)%

(1)	See table titled “Items Excluded from Adjusted Net Income” below for further details.

A reconciliation of reported diluted earnings per share (EPS), as reported under GAAP, to non-GAAP adjusted diluted EPS is:

				Change
For the Year Ended June 30	2025	2024	2023	2025/ 2024		2024/ 2023

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$1.19	$0.06	$0.81	$1.13	* %	$(0.75)	(93)%
Adjustments
Acquisition-related items, net of income tax	0.49	0.32	0.17	0.17	53%	0.15	88%
Certain significant items, net of income tax	0.22	0.28	0.12	(0.06)	(21)%	0.16	*
Foreign currency losses, net of income tax	0.16	0.48	0.07	(0.32)	(67)%	0.41	*
Certain income tax items	0.03	0.05	0.04	(0.02)	(40)%	0.01	25%
Adjustments EPS, diluted	0.90	1.13	0.40	(0.23)	(20)%	0.73	*
Adjusted EPS, diluted	$2.09	$1.19	$1.21	$0.90	76%	$(0.02)	(2)%

Items excluded from adjusted net income consisted of:

For the Year Ended June 30	2025	2024	2023

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related intangible amortization in cost of goods sold	$5,468	$6,675	$6,651
Acquisition-related cost of goods sold	5,679	521	—
Acquisition-related intangible amortization in SG&A	2,375	2,986	3,045
Acquisition-related transaction costs in SG&A	13,322	6,405	—
Acquisition-related items - income taxes	(6,787)	(3,524)	(2,737)
Total acquisition-related items, net of income taxes	20,057	13,063	6,959

Certain significant items
Pension settlement cost	—	10,674	—
Brazil employment taxes	—	4,202	—
Stock-based compensation	717	475	—
Phibro Forward income growth initiatives implementation costs - cost of goods sold	3,798	366	—
Phibro Forward income growth initiatives implementation costs - SG&A	6,978	—	—
Insurance proceeds	(2,880)	(899)	—
Refinancing expense	1,960	—	—
Environmental remediation costs	—	—	6,894
Certain items - income taxes	(1,695)	(3,398)	(1,965)
Total certain items, net of income taxes	8,878	11,420	4,929

Foreign currency losses, net
Foreign currency losses, net	7,870	23,863	2,455
Foreign currency losses, net - income taxes	(1,504)	(4,434)	481
Total foreign currency losses, net, net of income taxes	6,366	19,429	2,936

Certain income tax items
Non-U.S. withholding and related taxes, net, on planned repatriation	—	2,828	—
Foreign tax credit regulations	—	(1,223)	1,223
Change in valuation allowance	—	(1,204)	—
Changes in uncertain tax positions and certain other items	1,375	1,634	310
Total certain income tax items	1,375	2,035	1,533

Total adjustments, net of income taxes	$36,676	$45,947	$16,357

Analysis of financial condition, liquidity and capital resources

Net (decrease) increase in cash and cash equivalents was:

				Change
For the Year Ended June 30	2025	2024	2023	2025/ 2024	2024/ 2023

	(in thousands)
Cash provided (used) by:
Operating activities	$80,124	$87,594	$13,310	$(7,470)	$74,284
Investing activities	(288,688)	(48,194)	(74,018)	(240,494)	25,824
Financing activities	207,134	(6,768)	26,987	213,902	(33,755)
Effect of exchange-rate changes on cash and cash equivalents	(1,144)	(3,300)	754	2,156	(4,054)
Net (decrease) increase in cash and cash equivalents	$(2,574)	$29,332	$(32,967)	$(31,906)	$62,299

Operating activities

Operating activities provided $80.1 million of net cash for the year ended June 30, 2025. Cash provided by net income, adjusted for the non-cash items, including depreciation and amortization, was $101.7 million. Cash used in the ordinary course of business from changes in operating assets and liabilities, net of the impact of the net assets acquired from the Acquisition, was $21.6 million. Accounts receivable used $55.2 million of cash due to higher sales. Inventories used $44.3 million of cash due to increased quantities on hand due to timing of inventory purchases and forecasted future demand. Accounts payable provided $45.6 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities provided cash of $47.2 million, primarily due to timing of incurrence.

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

Investing activities

Investing activities used $288.7 million of net cash for the year ended June 30, 2025, which included the purchase price paid for the Acquisition of $286.5 million, net of cash acquired. Capital expenditures were $38.3 million, as we continued to invest in expanding production capacity and productivity improvements. Purchases of our short-term investments used $14.0 million in cash, and maturities of our short-term investments provided $49.0 million in cash.

Investing activities used $48.2 million of net cash for the year ended June 30, 2024. Capital expenditures were $41.2 million, related primarily to continued investments in expanded production capacity and productivity improvements, Net purchases and maturities of short-term investments used $4.0 million in cash. We acquired a business for $3.3 million, net of cash acquired. Other investing activities provided $0.3 million of cash.

Financing activities

Financing activities provided $207.1 million of net cash for the year ended June 30, 2025 and reflect the impact of the refinancing of our debt portfolio in July 2024 and the financing of the Acquisition. Proceeds of $300.0 million from the refinancing, as well as revolving credit facility borrowings were used to pay the remaining principal balances of the then outstanding debt of $313.1 million, and we used the proceeds of $350.0 million in term loan borrowings to finance the purchase price of the Acquisition. Net revolver payments on our credit facilities used $89.0 million in cash. We paid $11.9 million in scheduled quarterly principal payments on long-term debt during the year ended June 30, 2025. We also paid $10.4 million in debt issuance costs related to the refinancing and $19.4 million in dividends to holders of our Class A common stock and Class B common stock.

Financing activities used $6.8 million of net cash for the year ended June 30, 2024. Net borrowings on our previous revolving credit facility provided $35.0 million in cash. We paid $22.3 million in scheduled long-term debt maturities. We paid $19.4 million in dividends to holders of our Class A common stock and Class B common stock.

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

Aggregate maturities of long-term debt under the 2024 Credit Agreement are:

For the Years Ending June 30	Annual Maturities	Interest Payments
2026	$16,250	$45,467
2027	25,025	44,231
2028	25,025	42,665
2029	25,025	41,098
2030	325,549	21,139
Thereafter	308,251	20,629
Total	$725,125	$215,229

For purposes of estimating future interest payments until maturity, we assume long-term debt decreases in accordance with the scheduled amortization payments, the outstanding balance of the 2024 Revolver continues unchanged, the September 2024 and March 2025 interest rate swap agreements remain in place through their maturity dates, and future interest rates are the same as the rates at June 30, 2025.

We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2024 Credit Facilities based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources are as follows:

				Change
As of June 30	2025	2024	2023	2025 / 2024	2024 / 2023

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$77,039	$114,613	$81,281	$(37,574)	$33,332
Working capital	456,344	312,031	350,737	144,313	(38,706)
Ratio of current assets to current liabilities	2.65:1	2.79:1	3.28:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

At June 30, 2025, we had $87.0 million in outstanding borrowings under the 2024 Credit Facilities. We had outstanding letters of credit and other commitments of $2.5 million, leaving $220.5 million available for borrowings and letters of credit, subject to restrictions in our 2024 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval by the Board of Directors. Our Board of Directors has declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on September 24, 2025 to stockholders of record at the close of business on September 3, 2025. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

We do not expect to contribute to the domestic pension plan during 2026.

At June 30, 2025, our cash and cash equivalents and short-term investments included $71.5 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

Our contractual obligations include maturities under the 2024 Credit Facilities, including future interest accruals, and also operating lease commitments. See “Notes to Consolidated Financial Statements — Debt and Leases.”

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

Selected Quarterly Financial Data (Unaudited)

To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2025 and 2024. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2024	2024	2025	2025	2025

	(in thousands)
Net sales
MFAs and other	$107,844	$150,338	$181,645	$206,527	$646,354
Nutritional Specialties	42,649	45,909	43,350	47,381	179,289
Vaccines	32,030	33,171	33,382	38,570	137,153
Animal Health	$182,523	$229,418	$258,377	$292,478	$962,796
Mineral Nutrition	59,062	63,250	66,774	64,154	253,240
Performance Products	18,847	16,593	22,674	22,065	80,179
Total net sales	260,432	309,261	347,825	378,697	1,296,215
Cost of goods sold	176,937	207,391	243,257	268,688	896,273
Gross profit	83,495	101,870	104,568	110,009	399,942
Selling, general and administrative expenses	65,796	76,337	71,053	76,291	289,477
Operating income	17,699	25,533	33,515	33,718	110,465
Interest expense, net	7,641	8,996	9,355	8,610	34,602
Foreign currency losses (gains), net	438	11,699	(5,528)	1,261	7,870
Income before income taxes	9,620	4,838	29,688	23,847	67,993
Provision for income taxes	2,645	1,653	8,808	6,623	19,729
Net income	$6,975	$3,185	$20,880	$17,224	$48,264
Net income per share
basic	$0.17	$0.08	$0.52	$0.42	$1.19
diluted	$0.17	$0.08	$0.51	$0.42	$1.19
Adjusted EBITDA
Animal Health	$40,385	$58,177	$63,123	$60,575	$222,260
Mineral Nutrition	3,762	5,702	5,762	5,610	20,836
Performance Products	2,288	1,888	3,336	3,035	10,547
Corporate	(15,779)	(17,592)	(17,335)	(19,253)	(69,959)
Adjusted EBITDA	$30,656	$48,175	$54,886	$49,967	$183,684
Reconciliation of net income to Adjusted EBITDA
Net income	$6,975	$3,185	$20,880	$17,224	$48,264
Interest expense, net	7,641	8,996	9,355	8,610	34,602
Provision for income taxes	2,645	1,653	8,808	6,623	19,729
Depreciation and amortization	9,004	11,574	12,616	12,411	45,605
EBITDA	26,265	25,408	51,659	44,868	148,200
Acquisition-related cost of goods sold	—	1,634	1,708	2,337	5,679
Acquisition-related transaction costs	3,424	8,815	636	447	13,322
Stock-based compensation	179	180	179	179	717
Phibro Forward income growth initiatives implementation costs - cost of goods sold	—	—	3,798	—	3,798
Phibro Forward income growth initiatives implementation costs - SG&A	350	1,696	3,980	952	6,978
Insurance settlement gain	—	(1,257)	(1,546)	(77)	(2,880)
Foreign currency losses (gains), net	438	11,699	(5,528)	1,261	7,870
Adjusted EBITDA	$30,656	$48,175	$54,886	$49,967	$183,684

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2023	2023	2024	2024	2024

	(in thousands)
Net sales
MFAs and other	$94,104	$101,941	$108,216	$116,698	$420,959
Nutritional Specialties	40,210	41,436	40,194	42,831	164,671
Vaccines	26,216	29,727	32,923	31,986	120,852
Animal Health	$160,530	$173,104	$181,333	$191,515	$706,482
Mineral Nutrition	56,026	61,347	64,228	62,062	243,663
Performance Products	14,793	15,492	17,662	19,587	67,534
Total net sales	231,349	249,943	263,223	273,164	1,017,679
Cost of goods sold	163,623	171,327	183,623	186,014	704,587
Gross profit	67,726	78,616	79,600	87,150	313,092
Selling, general and administrative expenses	68,452	62,915	59,676	68,734	259,777
Operating (loss) income	(726)	15,701	19,924	18,416	53,315
Interest expense, net	4,564	4,659	4,575	4,738	18,536
Foreign currency losses, net	6,689	7,477	2,427	7,270	23,863
(Loss) income before income taxes	(11,979)	3,565	12,922	6,408	10,916
Benefit (provision) for income taxes	(3,964)	2,291	4,517	5,656	8,500
Net (loss) income	$(8,015)	$1,274	$8,405	$752	$2,416
Net (loss) income per share
basic	$(0.20)	$0.03	$0.21	$0.02	$0.06
diluted	$(0.20)	$0.03	$0.21	$0.02	$0.06
Adjusted EBITDA
Animal Health	$28,494	$39,299	$36,524	$41,289	$145,606
Mineral Nutrition	2,881	3,507	4,665	5,396	16,449
Performance Products	1,409	817	2,371	3,065	7,662
Corporate	(14,133)	(14,171)	(13,856)	(16,320)	(58,480)
Adjusted EBITDA	$18,651	$29,452	$29,704	$33,430	$111,237
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(8,015)	$1,274	$8,405	$752	$2,416
Interest expense, net	4,564	4,659	4,575	4,738	18,536
Provision for income taxes	(3,964)	2,291	4,517	5,656	8,500
Depreciation and amortization	8,871	8,910	9,196	9,201	36,178
EBITDA	1,456	17,134	26,693	20,347	65,630
Acquisition-related cost of goods sold	—	310	211	—	521
Acquisition-related transaction costs	—	—	512	5,893	6,405
Pension settlement cost	10,425	249	—	—	10,674
Brazil employment taxes	—	4,202	—	—	4,202
Stock-based compensation	81	80	135	179	475
Phibro Forward income growth initiatives implementation costs - SG&A	—	—	—	366	366
Insurance proceeds	—	—	(274)	(625)	(899)
Foreign currency losses, net	6,689	7,477	2,427	7,270	23,863
Adjusted EBITDA	$18,651	$29,452	$29,704	$33,430	$111,237

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

Significant judgment may be required to determine the fair values of certain tangible and intangible assets and in assigning their respective useful lives. Significant judgment also may be required to determine the fair values of contingent consideration, if any. We typically utilize third-party valuation specialists to assist us in determining fair values of significant tangible and intangible assets and contingent consideration. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. We typically use the direct cost, indirect cost and/or market approaches to measure the fair value of property, plant and equipment, as applicable, depending on the nature of the asset. Our estimates of the useful lives of such assets are based on a number of factors, including the asset’s age and condition at acquisition, the degree of technological or economic obsolescence, expected maintenance requirements, and the asset’s intended use within our operations. These estimates require significant management judgment and are based on historical experience with similar assets and independent valuations obtained at acquisition. We periodically review these estimates and adjust them prospectively when events or changes in circumstances indicate that a revision is warranted, which could materially affect depreciation expense in future periods.

We typically use an income method to measure the fair value of intangible assets, based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect consideration of other marketplace participants and include the amount and timing of future cash flows, specifically the expected revenue growth rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets are primarily based on a number of factors including the competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale and regulatory approval is obtained.

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

We expect to repatriate approximately $5.0 million of international earnings, which will be subject to applicable non-U.S. withholding and related taxes, net of reductions in U.S. income taxes. We intend to continue to reinvest indefinitely all other undistributed earnings of our foreign subsidiaries where we could be subject to applicable non-U.S. withholding and related taxes if amounts are repatriated to the U.S.

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

For additional details, see “Business — Environmental, Health and Safety” and “Notes to Consolidated Financial Statements — Commitments and Contingencies.”

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange risk

Portions of our net sales and costs are exposed to changes in foreign exchange rates. Our products are sold in approximately 90 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. Because we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar could affect our revenue and expenses, and consequently, net income. Exchange rate fluctuations may also have an effect beyond our reported financial results and directly affect operations. These fluctuations may affect the ability to buy and sell our goods and services in markets affected by significant exchange rate variances.

Our primary foreign currency exposures are to the Brazilian and Israeli currencies. From time to time, we manage foreign exchange risk through the use of foreign currency derivative contracts. We use these contracts to mitigate the potential earnings effects from exposure to foreign currencies.

Interest rate risk

Our debt issued under the 2024 Credit Facilities carries floating interest rates based on the Secured Overnight Financing Rate (“SOFR”) or the Prime Rate. Therefore, our profitability and cash flows are exposed to interest rate fluctuations. Our interest rates also include variable applicable rates in addition to the SOFR portion of our interest obligation. The applicable rates for SOFR borrowings vary from 2.00% to 3.25% based on the Net Leverage Ratio. As of June 30, 2025, we are a party to two interest rate swap agreements that hedge against interest rate risk on a portion of debt issued under the 2024 Credit Facilities as follows:

●	On $150 million of notional principal that effectively converts the floating portion of our interest obligation on that amount of debt to a fixed rate of 3.18% through September 2029.
●	On $275 million of notional principal that effectively converts the floating portion of our interest obligation on that amount of debt to a fixed rate of 3.64% through February 2030.

Based on our outstanding debt balances and the applicable rates in effect as of June 30, 2025, and considering the interest rate swap agreements, a 100-basis point increase in SOFR would increase annual interest expense and decrease cash flows by $3.0 million. For additional details, see “Notes to Consolidated Financial Statements — Debt” and “Notes to Consolidated Financial Statements — Derivatives.”

Item 8.Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phibro Animal Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Phibro Animal Health Corporation and its subsidiaries (the "Company") as of June 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Acquisition of Zoetis’ Medicated Feed Additives Portfolio and Certain Water-Soluble Products – Valuation of Personal and Real Property

As described in Note 3 to the consolidated financial statements, on October 31, 2024, the Company completed its acquisition of the medicated feed additives portfolio, certain water-soluble products, and related assets from Zoetis, Inc. for net consideration of $286.5 million. Of the acquired assets, $102.1 million of personal property (comprised of machinery and equipment) and $38.1 million of real property (comprised of buildings and improvements) were recorded. The estimate of fair value of personal and real property was determined by management using the direct cost or indirect cost approaches, depending on the nature of the asset. The amounts allocated to personal and real property are based on management’s estimates and assumptions, as well as other information compiled by management, including third party analysis and market data. The process for determining the direct cost or indirect cost approaches requires management to make estimates and assumptions, including reproduction cost new, physical deterioration, utilization, replacement cost new, base cost, and square footage.

The principal considerations for our determination that performing procedures relating to the valuation of personal and real property acquired in the acquisition of Zoetis’ medicated feed additives portfolio and certain water-soluble products is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the personal and real property acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to reproduction cost new, physical deterioration, utilization, and replacement cost new for personal property and base cost, square footage, and physical deterioration for real property; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the personal and real property acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the personal and real property acquired; (iii) evaluating the appropriateness of the direct cost and indirect cost approaches used by management; (iv) testing the completeness and accuracy of the underlying data used in the direct cost and indirect cost approaches; and (v) evaluating the reasonableness of the significant assumptions used by management related to reproduction cost new, physical deterioration, utilization, and replacement cost new for personal property and base cost, square footage, and physical deterioration for real property. Evaluating management’s assumptions related to utilization for personal property and square footage for real property involved considering (i) the current and past performance of the Zoetis business related to the medicated feed additives portfolio and certain water-soluble products; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the direct cost and indirect cost approaches and (ii) the reasonableness of the reproduction cost new, physical deterioration, utilization, and replacement cost new assumptions for personal property and base cost and physical deterioration assumptions for real property.

/s/PricewaterhouseCoopers LLP

Florham Park, New Jersey

August 27, 2025

We have served as the Company’s auditor since 1998.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30	2025	2024	2023

	(in thousands, except per share amounts)
Net sales	$1,296,215	$1,017,679	$977,889
Cost of goods sold	896,273	704,587	679,652
Gross profit	399,942	313,092	298,237
Selling, general and administrative expenses	289,477	259,777	226,390
Operating income	110,465	53,315	71,847
Interest expense, net	34,602	18,536	15,321
Foreign currency losses, net	7,870	23,863	2,455
Income before income taxes	67,993	10,916	54,071
Provision for income taxes	19,729	8,500	21,465
Net income	$48,264	$2,416	$32,606

Net income per share
basic	$1.19	$0.06	$0.81
diluted	$1.19	$0.06	$0.81
Weighted average common shares outstanding
basic	40,515	40,504	40,504
diluted	40,678	40,523	40,504

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended June 30	2025	2024	2023

	(in thousands)
Net income	$48,264	$2,416	$32,606
Change in fair value of derivative instruments	(15,458)	(11,485)	3,698
Foreign currency translation adjustment	10,552	(8,942)	3,972
Pension settlement recognition	—	10,674	—
Unrecognized net pension gains	619	310	212
Benefit (provision) for income taxes	3,796	126	(979)
Other comprehensive (loss) income	(491)	(9,317)	6,903
Comprehensive income (loss)	$47,773	$(6,901)	$39,509

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30	2025	2024

	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$68,039	$70,613
Short-term investments	9,000	44,000
Accounts receivable, net	227,983	169,452
Inventories, net	444,425	265,911
Other current assets	61,159	51,021
Total current assets	810,606	600,997
Property, plant and equipment, net	354,690	203,300
Intangibles, net	36,469	45,033
Goodwill	59,645	54,557
Other assets	99,490	78,297
Total assets	$1,360,900	$982,184
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$16,250	$29,795
Accounts payable	138,201	85,567
Accrued expenses and other current liabilities	139,022	88,786
Total current liabilities	293,473	204,148
Revolving credit facility	87,000	176,000
Long-term debt	615,435	282,289
Other liabilities	79,310	63,106
Total liabilities	1,075,218	725,543
Commitments and contingencies (Note 13)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,367,574 shares issued and outstanding at June 30, 2025, and 20,337,574 shares issued and outstanding at June 30, 2024; 30,000,000 Class B shares authorized, 20,166,034 shares issued and outstanding at June 30, 2025, and June 30, 2024	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	136,995	136,278
Retained earnings	272,701	243,886
Accumulated other comprehensive loss	(124,018)	(123,527)
Total stockholders’ equity	285,682	256,641
Total liabilities and stockholders’ equity	$1,360,900	$982,184

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30	2025	2024	2023

	(in thousands)
OPERATING ACTIVITIES
Net income	$48,264	$2,416	$32,606
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	45,605	36,178	34,012
Amortization of debt issuance costs	2,015	1,040	727
Deferred income taxes	(4,879)	(12,042)	(2,838)
Foreign currency losses (gains), net	600	13,114	(10,398)
Acquisition-related items	5,679	521	—
Non-cash impairment charges	5,328	—	—
Pension settlement cost	—	10,674	—
Brazil employment taxes	—	4,202	—
Stock-based compensation	717	475	—
Other	(1,643)	(2,098)	334
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(55,208)	(8,678)	5,335
Inventories, net	(44,294)	2,641	(11,222)
Other current assets	(16,346)	11,040	(7,419)
Other assets	1,572	3,922	750
Accounts payable	45,555	12,000	(22,830)
Accrued expenses and other liabilities	47,159	12,189	(5,747)
Net cash provided by operating activities	80,124	87,594	13,310
INVESTING ACTIVITIES
Purchases of short-term investments	(14,000)	(65,523)	(40,000)
Maturities of short-term investments	49,000	61,523	17,000
Capital expenditures	(38,293)	(41,238)	(51,794)
Business acquisition, net of cash acquired	(286,529)	(3,282)	—
Other, net	1,134	326	776
Net cash used by investing activities	(288,688)	(48,194)	(74,018)
FINANCING ACTIVITIES
Revolving credit facility borrowings	532,000	276,000	264,000
Revolving credit facility repayments	(621,000)	(241,000)	(268,000)
Proceeds from long-term debt	650,000	—	62,000
Payments of long-term debt	(325,014)	(22,295)	(15,315)
Debt issuance costs	(10,377)	—	(1,473)
Proceeds from insurance premium financing and other short-term debt	7,530	8,593	6,356
Payments of insurance premium financing and other short-term debt	(6,556)	(8,624)	(1,139)
Dividends paid	(19,449)	(19,442)	(19,442)
Net cash provided (used) by financing activities	207,134	(6,768)	26,987
Effect of exchange rate changes on cash	(1,144)	(3,300)	754
Net (decrease) increase in cash and cash equivalents	(2,574)	29,332	(32,967)
Cash and cash equivalents at beginning of period	70,613	41,281	74,248
Cash and cash equivalents at end of period	$68,039	$70,613	$41,281

Supplemental cash flow information
Interest paid, net	$32,073	$17,253	$14,575
Income taxes paid, net	13,400	15,430	20,410
Non-cash investing and financing activities
Property, plant and equipment	6,849	2,367	2,764

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
As of June 30, 2022	40,503,608	$4	$—	$135,803	$247,748	$(121,113)	$262,442
Comprehensive income	—	—	—	—	32,606	6,903	39,509
Dividends declared ($0.48 per share)	—	—	—	—	(19,442)	—	(19,442)
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912	$(114,210)	$282,509
Comprehensive income (loss)	—	—	—	—	2,416	(9,317)	(6,901)
Dividends declared ($0.48 per share)	—	—	—	—	(19,442)	—	(19,442)
Stock-based compensation expense	—	—	—	475	—	—	475
As of June 30, 2024	40,503,608	$4	$—	$136,278	$243,886	$(123,527)	$256,641
Comprehensive income (loss)	—	—	—	—	48,264	(491)	47,773
Shares issued pursuant to stock incentive plan	30,000	—	—	—	—	—	—
Dividends declared ($0.48 per share)	—	—	—	—	(19,449)	—	(19,449)
Stock-based compensation expense	—	—	—	717	—	—	717
As of June 30, 2025	40,533,608	$4	$—	$136,995	$272,701	$(124,018)	$285,682

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

Our business could be impacted by economic sanctions, bans, boycotts, or broader military conflicts, including armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine. Other potential impacts include supply chain and logistics disruptions, macroeconomic impacts from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, as well as heightened cybersecurity threats.

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

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with GAAP. Preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Estimates are used when accounting for the valuation of intangible assets, depreciation and amortization periods of long-lived and intangible assets, recoverability of long-lived and intangible assets and goodwill, realizability of deferred income tax assets, sales discounts, rebates, allowances and incentives, contingencies, employee compensation and actuarial assumptions related to our pension plans. We regularly evaluate our estimates and assumptions using historical experience and other factors. Changes to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. Our estimates are based on complex judgments, probabilities and assumptions that we believe to be reasonable.

Revenue Recognition

We recognize revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control (i.e. title and risk of loss) of goods to the customers. Certain of our businesses have terms where control of the underlying product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery.

Revenue reflects the total consideration to which we expect to be entitled in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration reflect the amount by which we expect variable consideration to affect the revenue recognized. Such estimates are generally based on contractual terms and historical experience and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of variable consideration. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Reserve for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 15% and 13% of accounts receivable at June 30, 2025 and 2024, respectively. No single customer receivable balance composed 10% of accounts receivable at June 30, 2025 and 2024.

The reserve for credit losses is our best estimate of the credit losses in existing accounts receivable. We monitor the financial performance, historical and expected collection patterns, and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We also monitor domestic and international economic conditions for the potential future effect on our customers. Past due balances are reviewed individually for collectability. The reserve for credit losses is adjusted as needed, based on the Company’s historical loss experience, current conditions, and reasonable and supportable forecasts.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined principally under weighted average and standard cost methods, which approximate first-in, first-out (FIFO) cost. Obsolete and unsalable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Capitalized inventory amounts are recognized as cost of goods sold when the inventory is considered sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives, ranging from two to thirty years for buildings and improvements, and three to ten years for machinery and equipment. Depreciation expense is recorded to either cost of goods sold or selling, general, and administrative expenses depending upon the nature and use of the underlying asset. We capitalize costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant judgment may be required to determine the fair values of certain tangible and intangible assets and in assigning their respective useful lives. Significant judgment also may be required to determine the fair values of contingent consideration, if any. We typically utilize third-party valuation specialists to assist us in determining fair values of significant tangible and intangible assets and contingent consideration. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. We typically use the direct cost, indirect cost and/or market approaches to measure the fair value of property, plant and equipment, as applicable, depending on the nature of the asset. Our estimates of the useful lives of such assets are based on a number of factors, including the asset’s age and condition at acquisition, the degree of technological or economic obsolescence, expected maintenance requirements, and the asset’s intended use within our operations. These estimates require significant management judgment and are based on historical experience with similar assets and independent valuations obtained at acquisition. We periodically review these estimates and adjust them prospectively when events or changes in circumstances indicate that a revision is warranted, which could materially affect depreciation expense in future periods.

We typically use an income method to measure the fair value of intangible assets, based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect consideration of other marketplace participants and include the amount and timing of future cash flows, specifically the expected revenue growth rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Our estimates of the useful lives of intangible assets are primarily based on a number of factors including the competitive environment, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the products are sold. Intangible assets are amortized over their estimated lives. Intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale and regulatory approval is obtained.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. During the three months ended June 30, 2025, we tested goodwill using the quantitative approach and determined goodwill was not impaired. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.

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

From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. During the years ended June 30, 2025 and 2024, we used (i) foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates on forecasted inventory purchases, and (ii) interest rate swaps to manage future cash flow exposure resulting from variable interest rates on portions of our variable rate debt. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. We do not engage in trading or other speculative uses of financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The provision for income taxes includes U.S. federal, state, and foreign income taxes and foreign withholding taxes. Our annual effective income tax rate is determined based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate and the tax effects of certain items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences give rise to deferred tax assets and liabilities. Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent the tax effect of items recorded as tax expense in our income statement for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our income statement, and the tax effect of assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.

The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual effective income tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, including net operating loss carryforwards and research and development costs capitalized for income tax purposes, is dependent upon generating sufficient future taxable income in the appropriate jurisdiction prior to the expiration of the amortization or carryforward periods. We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit and release these allowances when it is more likely than not that these deductions or credits will be used.

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

Because there are a number of estimates and assumptions inherent in calculating the various components of our income tax provision, future events such as changes in tax legislation, the geographic mix of earnings, status of tax audits or earnings repatriation plans could have an effect on those estimates and our effective income tax rate.

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

Stock-Based Compensation

We recognize expense for stock-based compensation to employees, including grants of restricted stock units (“RSUs”), on a straight-line basis over the requisite service period based on the grant date fair value of the award. We determine the fair value of RSUs with a market condition (i.e., RSUs with a Company stock price target that must be met in order to vest) using Monte Carlo simulation models. The models use historical and current market data to estimate the fair value. The models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards. We determine the fair value of time-based RSUs (i.e., RSUs with only an employee service requirement to be met in order for the award to vest) as equal to the closing market price of the underlying common stock on the grant date, less the present value of expected dividends over the vesting period.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents resulting from the assumed vesting of RSUs, unless the effect would be antidilutive or if the minimum stock price targets for our performance-based RSUs were not achieved during the reporting period. Common share equivalents related to time- and performance-based RSUs were included in the calculation of diluted net income per share for the years ended June 30, 2025 and 2024. There were no common share equivalents for the year ended June 30, 2023, as there were no equity compensation awards outstanding during that period. For further information on RSUs, see “Note 9 — Stock Incentive Plan.”

For the Year Ended June 30	2025	2024	2023
Net income	$48,264	$2,416	$32,606

Weighted average number of shares – basic	40,515	40,504	40,504
Dilutive effect of restricted stock units	163	19	—
Weighted average number of shares - diluted	40,678	40,523	40,504

Net income per share
basic	$1.19	$0.06	$0.81
diluted	$1.19	$0.06	$0.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires the disclosure of significant segment expenses that are included in segment profit or loss and how the segment measures are used for decision-making. The ASU is effective for Phibro’s fiscal year ending June 30, 2025, including retrospective disclosure for all prior periods presented, and interim periods subsequent to June 30, 2025. See “Note 16 — Business Segments.”

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

ASU 2024-03, (Subtopic 220-40): Disaggregation of Income Statement Expenses and ASU 2025-01, Clarifying the Effective Date, requires disclosure, in the notes to the financial statements, of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. The ASU will be effective for Phibro’s fiscal year ending June 30, 2028 and for interim periods thereafter, and it can be applied on a prospective basis or on a retrospective basis to all periods presented. Early adoption is permitted. We are evaluating the impact of this standard on our footnote disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price for the Acquisition was approximately $297.5 million ($286.5 million net of cash acquired), which was funded by Delayed Draw Term A-1 Loans and Delayed Draw Term A-2 Loans drawn on 2024 Credit Facilities (each as defined below in Note 6). The purchase and sale agreement underlying the transaction provides for closing working capital and other adjustments to be completed after the Acquisition. These adjustments were completed in May 2025.

For the years ended June 30, 2025 and 2024, we recognized transaction costs related to the Acquisition of $13.3 million, and $6.4 million, respectively. These costs were primarily associated with financial advisory, legal and other professional services related to the Acquisition and are reflected within selling, general and administrative expenses in our consolidated statements of operations.

The amount of revenue attributable to the Acquisition included in consolidated statements of operations for the twelve months ended June 30, 2025 is $208.2 million. Based on our current operational structure and the nature and mix of legal entities and assets acquired, we will not be able to complete a full cost identification and allocation assessment for activities related to the Acquisition. As a result, we are unable to accurately determine earnings or loss attributable to the Acquisition since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the initial measurement of the identified assets acquired and liabilities assumed, the Acquisition purchase price was adjusted for certain net working capital and other adjustments and progress was made in completing certain of our additional valuations and analyses. As such, we updated our initial allocation of the purchase price. Principal changes include: (i) decreasing the value of inventory to reflect final inventory receipts and net working capital adjustments; (ii) increasing the value attributed to property, plant and equipment primarily to reflect updated assumptions related to the estimated economic value of certain underlying assets; (iii) adjustments to other assets and accrued expenses and other liabilities primarily related to value-added taxes; and (iv) goodwill increasing the value attributed to a deferred tax liability (included in other noncurrent liabilities below) emanating from stepped up values for assets acquired in China. The following table summarizes the updated preliminary allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the Acquisition.

	Initial	Measurement	Updated
	Purchase Price Allocation	Period Changes	Purchase Price Allocation
Assets acquired:
Cash and cash equivalents	$11,018	$-	$11,018
Accounts receivable, net	350	-	350
Inventories, net	149,316	(10,335)	138,981
Property, plant and equipment	139,603	5,361	144,964
Other assets (1)	24,048	(10,840)	13,208
Goodwill (2)	-	4,948	4,948
Total fair value of assets acquired	324,335	(10,866)	313,469
Liabilities assumed:
Accounts payable	1,411	-	1,411
Accrued expenses and other current liabilities	14,395	(10,230)	4,165
Other noncurrent liabilities	6,686	3,660	10,346
Total fair value of liabilities assumed	22,492	(6,570)	15,922
Fair value of net assets acquired	$301,843	$(4,296)	$297,547

(1)	Includes current and noncurrent amounts.
(2)	Goodwill is reported within the Animal Health segment. Based on our preliminary assessment, an immaterial amount of the goodwill is currently expected to be deductible for tax purposes. Our assessment of the tax considerations regarding the Acquisition is not yet final and may be subject to change.

In the table above, the estimate of fair value of inventories, net was determined using the replacement cost method, which contemplates the costs to complete the manufacturing and sales process, a reasonable profit allowance from the sales process, and estimated holding costs. The cost basis of raw materials was determined to represent current replacement cost and therefore approximates fair value. The net fair value step-up adjustment to inventories of $7.6 million is being amortized to cost of sales as the inventory is sold to customers. The calculated value of the estimated step-up for inventory is preliminary, as management’s valuation of the Acquisition and its allocation of the purchase price consideration and other adjustments are still in progress. While we use our best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. Accordingly, the inventory, net step-up is subject to change and could vary materially from the final purchase price allocation. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment is composed of land, buildings, equipment (including machinery, equipment, furniture and fixtures, and computer equipment), and construction-in-progress. The estimate of fair value of property, plant and equipment was determined by the direct cost and indirect cost approaches, as applicable, depending on the nature of the asset. Of the acquired assets, $102.1 million of personal property (comprised of machinery and equipment) and $38.1 million of real property (comprised of buildings and improvements) were recorded. The amounts allocated to personal and real property are based on management’s estimates and assumptions, as well as other information compiled by management, including third party analysis and market data. The process for determining the direct cost or indirect cost approaches requires management to make estimates and assumptions, including reproduction cost new, physical deterioration, utilization, replacement cost new, base cost, and square footage.

The step-up adjustment for property, plant and equipment of $43.5 million will be depreciated on a straight-line basis over the remaining useful life of the respective assets, which ranges from 1 year to 21 years. The calculated value of the estimated step-up for property, plant and equipment acquired is preliminary, as management’s valuation of the Acquisition and its allocation of the purchase price consideration and other adjustments are still in progress. While we use our best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. Accordingly, the step-up to property, plant, and equipment is subject to change, and the final purchase price allocation may result in a different allocation for property, plant and equipment, net, as well as a difference in the remaining average useful life from what is presented in this paragraph. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of net sales and operating income of the Company as if the Acquisition had occurred as of July 1, 2023 and does not include any material non-recurring adjustments. The unaudited pro forma financial information is not necessarily indicative of what the Company’s net sales and operating income actually would have been had the Acquisition occurred at the beginning of each year presented. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company. The pro forma information does not include any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the Acquisition.

	Three Months		Twelve Months
For the Periods Ended June 30,	2025	2024	2025	2024
Net sales	$378,697	$359,921	$1,446,572	$1,402,984
Operating income	33,718	46,082	153,863	125,303

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

For the Year Ended June 30	2025	2024	2023
Animal Health
MFAs and other	$646,354	$420,959	$387,349
Nutritional specialties	179,289	164,671	172,504
Vaccines	137,153	120,852	99,998
Total Animal Health	$962,796	$706,482	$659,851
Mineral Nutrition	253,240	243,663	242,656
Performance Products	80,179	67,534	75,382
Total	$1,296,215	$1,017,679	$977,889

Net Sales by Region

For the Year Ended June 30	2025	2024	2023
United States	$739,919	$584,763	$578,773
Latin America and Canada	298,649	247,705	219,846
Europe, Middle East and Africa	160,232	121,977	117,815
Asia Pacific	97,415	63,234	61,455
Total	$1,296,215	$1,017,679	$977,889

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

Additional Information

For the Year Ended June 30	2025	2024	2023
Interest expense, net
Credit Facilities	$32,779	$20,646	$17,302
2022 Term loan	12	862	589
Amortization of debt issuance costs	2,015	1,040	727
Refinancing expense	1,960	—	—
Other	458	462	58
Interest expense	37,224	23,010	18,676
Interest income	(2,622)	(4,474)	(3,355)
	$34,602	$18,536	$15,321

For the Year Ended June 30	2025	2024	2023
Depreciation and amortization
Depreciation of property, plant and equipment	$37,762	$26,517	$24,316
Amortization of intangible assets	7,843	9,661	9,696
	$45,605	$36,178	$34,012

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $1,421, $1,436 and $1,455 during 2025, 2024 and 2023, respectively.

Future amortization of intangible assets as of June 30, 2025 is expected to be:

For the Years Ending June 30
2026	$6,789
2027	6,416
2028	6,205
2029	6,205
2030	4,805
Thereafter	6,048
Total	$36,469

For the Year Ended June 30	2025	2024	2023
Research and development expense	$23,726	$29,194	$24,395

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.   Balance Sheets—Additional Information

As of June 30	2025	2024
Accounts receivable, net
Trade accounts receivable	$230,240	$170,913
Reserve for credit losses	(2,257)	(1,461)
	$227,983	$169,452

As of June 30	2025	2024
Reserve for credit losses
Balance at beginning of period	$1,461	$1,590
Provision for estimated credit losses	931	1,538
Effect of changes in exchange rates	17	(71)
Credit losses realized	(152)	(1,596)
Balance at end of period	$2,257	$1,461

As of June 30	2025	2024
Inventories, net
Raw materials	$162,626	$72,799
Work-in-process	27,982	23,550
Finished goods	253,817	169,562
	$444,425	$265,911

As of June 30	2025	2024
Property, plant and equipment, net
Land	$33,050	$30,624
Buildings and improvements	175,892	120,173
Machinery and equipment	391,992	273,965
Construction in progress	32,716	23,892
	633,650	448,654
Accumulated depreciation	(278,960)	(245,354)
	$354,690	$203,300

Certain of our facilities in Israel are on leased land. These leases expire in calendar years 2039, 2045 and 2062.

Property, plant and equipment, net includes internal-use software costs, net of accumulated amortization, of $3,672 and $3,123 at June 30, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted-
	Average
	Useful Life
As of June 30	(Years)	2025	2024
Intangibles, net
Cost
Technology	12	$92,601	$94,259
Product registrations, marketing and distribution rights	9	18,935	18,117
Customer relationships	12	30,414	30,418
Trade names, trademarks and other	6	5,239	5,213
		147,189	148,007
Accumulated amortization
Technology		(66,962)	(62,119)
Product registrations, marketing and distribution rights		(18,225)	(17,326)
Customer relationships		(20,667)	(19,001)
Trade names, trademarks and other		(4,866)	(4,528)
		(110,721)	(102,974)
		$36,469	$45,033

For the year ended June 30, 2025, the decrease in technology intangible assets is due in part to a $885 non-cash write-off related to the closure of an immaterial business within the Animal Health segment that was recorded within selling, general, and administrative expenses.

As of June 30	2025	2024
Goodwill
Balance at beginning of period	$54,557	$53,274
Acquisition	4,948	1,397
Effect of changes in exchange rates	140	(114)
Balance at end of period	$59,645	$54,557

The entire goodwill balance is reported in the Animal Health segment.

As of June 30	2025	2024
Other assets
ROU operating lease assets	$41,339	$37,604
Deferred income taxes	25,548	19,371
Deposits	610	1,646
Insurance investments	6,547	6,305
Equity method investments	5,142	5,183
Derivative instruments	89	—
Debt issuance costs	3,714	911
Other	16,501	7,277
	$99,490	$78,297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30	2025	2024
Accrued expenses and other current liabilities
Employee related	$51,758	$37,612
Current operating lease liabilities	9,127	7,460
Commissions and rebates	23,274	7,875
Professional fees	8,098	8,918
Income and other taxes	8,397	2,931
Insurance-related	1,655	1,265
Insurance premium financing	5,476	5,185
Other	31,237	17,540
	$139,022	$88,786

In the table above, the liability for insurance premium financing has a fixed interest rate of 6.04% and requires monthly principal payments of $684 though March 2026.

As of June 30	2025	2024
Other liabilities
Long-term operating lease liabilities	$33,740	$29,915
Long-term and deferred income taxes	19,471	14,218
Supplemental retirement benefits, deferred compensation and other	5,526	6,678
U.S. pension plan	1,795	2,237
International retirement plans	3,532	3,212
Derivative instruments	3,885	—
Other long-term liabilities	11,361	6,846
	$79,310	$63,106

As of June 30	2025	2024
Accumulated other comprehensive loss
Derivative instruments	$(2,354)	$13,104
Foreign currency translation adjustment	(113,452)	(124,004)
Unrecognized net pension losses	(12,392)	(13,012)
Provision for income taxes on derivative instruments	649	(3,304)
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(4,635)	(4,477)
	$(124,018)	$(123,527)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2024 Credit Agreement provides for: (i) Initial Term A-1 Loans in an initial aggregate principal amount of $162,000 (the “Initial Term A-1 Loans”), (ii) Delayed Draw Term A-1 Loans in an initial aggregate principal amount of $189,000 (the “Delayed Draw Term A-1 Loans” and, together with the Initial Term A-1 Loans, the “Term A-1 Loans”), (iii) Initial Term A-2 Loans in an initial aggregate principal amount of $138,000 (the “Initial Term A-2 Loans”), (iv) Delayed Draw Term A-2 Loans in an initial aggregate principal amount of $161,000 (the “Delayed Draw Term A-2 Loans” and, together with the Initial Term A-2 Loans, the “Term A-2 Loans”), and (v) Revolving Credit Commitments in an initial aggregate principal amount of $310,000 (the “Revolving Credit Commitments” and, together with the Term A-1 Loans and Term A-2 Loans, the “2024 Credit Facilities”). The 2024 Credit Facilities mature in July 2029 in the case of the Term A-1 Loans and the Revolving Credit Commitments and in July 2031 in the case of the Term A-2 Loans.

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

The Company may receive patronage from the lenders providing the Term A-2 Loans, to the extent eligible under such lender’s patronage program, as determined by such lender in its sole discretion. For the year ended June 30, 2025, the Company received patronage income of $853, which is reflected as a reduction of interest expense, net in the Company’s consolidated statements of operations.

Pursuant to the terms of the 2024 Credit Agreement, the 2024 Credit Facilities are subject to various covenants that, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and a quarterly maximum Net Leverage Ratio of 4.0x and so long as no default or event of default under the 2024 Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Indebtedness under the 2024 Credit Facilities is collateralized by a first priority lien on substantially all assets of Phibro and certain of our domestic subsidiaries. The 2024 Credit Agreement contains an acceleration clause should an event of default (as defined therein) occur.

The 2024 Credit Agreement requires, among other things, compliance with financial covenants regarding: (i) a maximum Net Leverage Ratio and (ii) a minimum interest coverage ratio, each calculated on a trailing four-quarter basis, as follows:

Period	maximum Net Leverage Ratio	minimum interest coverage ratio
Prior to October 31, 2024	4.00:1.00	3.00:1.00
First fiscal quarter ending after October 31, 2024 through January 3, 2026	4.75:1.00	2.50:1.00
After January 3, 2026 to January 3, 2027	4.50:1.00	2.75:1.00
After January 3, 2027 to January 3, 2028	4.25:1.00	3.00:1.00
After January 3, 2028	4.00:1.00	3.00:1.00

As of June 30, 2025, we were in compliance with the financial covenants of the 2024 Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the twelve months ended June 30, 2025, we paid $10,377 in lender and other fees related to the 2024 Credit Facilities, which are being amortized to interest expense through the maturity dates of the 2024 Credit Facilities. The payment of these debt issuance costs is reflected within the financing activities section of the consolidated statements of cash flows. For the twelve months ended June 30, 2025, we also incurred $1,960 in certain costs and charges resulting from the refinancing, which included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the write-off of unamortized deferred financing costs on previously outstanding debt.

As of June 30, 2025, we had $87,000 in borrowings drawn under the 2024 Revolver and had outstanding letters of credit of $2,453, leaving $220,547 available for further borrowings and letters of credit under the 2024 Revolver, subject to restrictions in our 2024 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all approximately one year.

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

In September 2022, we entered into a credit agreement (the “2022 Term Loan”) in the amount of $12,000, collateralized by certain facilities. The interest rate per annum applicable to the 2022 Term Loan was based on a fluctuating rate of interest, at the Company’s election from time to time, equal to either (i) one-month adjusted SOFR plus 2.0%, or (ii) a base rate determined by reference to the greater of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.5%. The 2022 Term Loan was repayable in monthly installments of $35, with the balance payable at maturity and was scheduled to mature in September 2027. However, the remaining outstanding principal balance of $11,265 was repaid in full with proceeds from the 2024 Credit Facilities on July 3, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Balances and Interest Rate Information

Long-Term Debt Balances

As of June 30	2025	2024
Term A-1 Loans due July 2029	$344,588	$—
Term A-2 Loans due July 2031	293,537	—
2021 Term A Loan due April 2026	—	256,875
2023 Incremental Term Loan due April 2026	—	45,000
2022 Term Loan due September 2027	—	11,265
Gross term loan balances	638,125	313,140
Unamortized debt issuance costs	(6,440)	(1,056)
Term loan balances, net of unamortized debt issuance costs	631,685	312,084
Less: current maturities of long-term debt and other	(16,250)	(29,795)
Long-term debt	$615,435	$282,289

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

	June 30		Years Ended June 30
	2025	2024	2025	2024	2023
Revolving Credit Facility	5.89%	6.00%	6.30%	6.14%	5.42%
Initial Term A-1 Loan due July 2029	5.45%	—%	2.85%	—%	—%
Initial Term A-2 Loan due July 2031	6.39%	—%	3.31%	—%	—%
Delayed Draw Term A-1 Loan due July 2029	6.50%	—%	6.39%	—%	—%
Delayed Draw Term A-2 Loan due July 2031	7.20%	—%	6.81%	—%	—%
2021 Term A Loan	—%	2.36%	—%	2.36%	2.37%
2023 Incremental Term Loan	—%	7.68%	—%	7.64%	7.40%
2022 Term Loan	—%	7.43%	—%	7.41%	6.43%

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

In addition, we were party to an interest rate swap of agreement on $300,000 of notional principal that effectively converted the floating SOFR portion of our interest obligation on that amount of debt to a fixed rate of 0.51% through June 2025 as a hedge against our existing variable rate debt issued under the 2024 Credit Facilities. This swap agreement expired on June 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We designated the interest rate swaps and interest rate collar as highly effective cash flow hedges. For additional details, see “Note 14 — Derivatives.”

Aggregate Maturities of Long-Term Debt and Revolver

For the Years Ending June 30	Annual Maturities	Interest Payments
2026	$16,250	$45,467
2027	25,025	44,231
2028	25,025	42,665
2029	25,025	41,098
2030	325,549	21,139
Thereafter	308,251	20,629
Total	$725,125	$215,229

For purposes of estimating future interest payments until maturity, we assume long-term debt decreases in accordance with the scheduled amortization payments, the outstanding balance of the 2024 Revolver continues unchanged, the September 2024 and March 2025 interest rate swap agreements remain in place through their maturity dates, and future interest rates are the same as the rates at June 30, 2025.

7.    Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. The remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 20 years.

The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:

As of June 30	2025	2024	Balance Sheet Classification
Assets:
Operating lease ROU assets	$41,339	$37,604	Other assets

Liabilities:
Current portion	9,127	7,460	Accrued expenses and other current liabilities
Non-current portion	33,740	29,915	Other liabilities
Total operating lease liabilities	$42,867	$37,375

The following table summarizes the composition of net lease expense:

For the Year Ended June 30	2025	2024	2023
Operating lease expense	$9,809	$8,888	$8,363
Variable lease expense	2,059	1,150	1,139
Short-term lease expense	1,477	1,397	1,522
Total lease expense	$13,345	$11,435	$11,024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables include other supplemental information:

For the Year Ended June 30	2025	2024	2023
Operating cash flows used for ROU operating leases	$9,670	$8,231	$7,798
Non-cash changes to ROU operating assets and lease liabilities	$11,458	$9,283	$5,114

As of June 30	2025	2024
Weighted average remaining lease term (in years) - operating leases	9.1	9.6
Weighted average discount rate - operating leases	5.01%	4.73%

At June 30, 2025 maturities of future lease liabilities were:

For the Years Ending June 30
2026	$10,151
2027	8,157
2028	6,232
2029	4,459
2030	3,613
2031 and thereafter	19,315
Total lease payments	51,926
Less: interest	9,059
Total operating lease liabilities	$42,867

There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 30, 2025. Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.

8.   Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2025 and 2024 were:

As of June 30	2025	2024		2025	2024

	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock – Class A	300,000,000	300,000,000	$0.0001	20,367,574	20,337,574
Common stock – Class B	30,000,000	30,000,000	$0.0001	20,166,034	20,166,034

Holders of our Class B common stock converted zero shares of Class B common stock to Class A common stock in 2025 and 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Dividends

We declared and paid quarterly cash dividends totaling $19,449 for the year ended June 30, 2025, and $19,442 for the years ended June 30, 2025 and 2024 to holders of our Class A common stock and Class B common stock.

On July 29, 2025, our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on September 24, 2025 to stockholders of record at the close of business on September 3, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.   Stock Incentive Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 4,481,620 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2025.

Restricted Stock Units

In fiscal year 2024, our Board of Directors approved grants of 600,000 restricted stock units (“RSUs”) to certain officers of the Company, pursuant to the Company's Incentive Plan and the RSU award agreements. Each RSU represents the right to receive a share of our common stock upon vesting. Certain RSUs are subject to time-based vesting, and certain RSUs are subject to performance-based vesting. The time-based RSUs vest in five equal annual amounts on each anniversary of the February 2024 grant date, subject to continued employment through the applicable vesting date. The performance-based RSUs granted in fiscal year 2024 vest on the fourth anniversary of the July 2023 grant date and on the fifth anniversary of the February 2024 grant date, respectively, subject to continuation of employment on such dates, in increments of 10% (but no less than 20%) (with linear interpolation between increments) based upon the arithmetic average of the Company’s closing stock price per share for each trading day in the 90-calendar day period ending on the vesting date (the “90-Day Average”). None of the RSUs will vest if the 90-Day Average is below $20, and 100% of the RSUs will vest if the 90-Day Average is $60 or above. In the event of a change in control of the Company, following which either (i) 100% of the shares of stock cease to be traded on a nationally recognized stock exchange and the Company is no longer listed on any such exchange or (ii) the holder is terminated by the Company without cause or resigns for good reason within 12 months following such change in control, all unvested RSUs will immediately vest in full.

During the year ended June 30, 2025, 30,000 time-based RSUs vested. The fair value of the time-based RSUs that vested was $711, and there were no excess tax benefits recognized on the vesting of these RSUs. As of June 30, 2025, a total of 570,000 RSUs remained outstanding and unvested.

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

The weighted-average grant date fair value of the RSUs granted in 2024 was $5.44 per share. We recognize stock-based compensation expense for the RSUs on a straight-line basis over the vesting periods. Stock-based compensation expense related to RSUs was $717, $475, and $0 for the years ended June 30, 2025, 2024 and 2023, respectively. At June 30, 2025, there was $2,071 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted-average period of 3.1 years.

Subsequent Event

On August 15, 2025, the Company, granted 113,847 time-based RSUs with a fair value of $2,868 to certain senior-level employees. These RSUs vest in three equal annual amounts on each anniversary of August 1, 2025, subject to continued employment through the applicable vesting date, and the related compensation expense will be recognized on a straight-line basis over the three-year vesting period based on the grant date fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of $2,178, $1,590, and $1,924 during 2025, 2024 and 2023, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

11.     Employee Benefit Plans

Domestic Pension Plan

We maintain a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. We amended the plan to eliminate credit for future service and compensation increases, effective September 2016. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the plan were as of June 30, 2025 and 2024.

In July 2023, we entered into an annuity purchase agreement to irrevocably transfer a portion of the pension benefit obligation to a third-party insurance company. The annuity purchase price was $26,381 and was approximately equal to the benefit obligation transferred. The annuity purchase was funded from pension assets. We recognized a partial settlement of the pension plan, resulting from the recognition of net pension losses previously included in Accumulated other comprehensive loss. We recorded $10,674 of expense related to this partial settlement in selling, general and administrative expenses in our consolidated statement of operations during the year ended June 30, 2024.

Changes in the projected benefit obligation were:

For the Year Ended June 30	2025	2024
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$33,261	$60,673
Interest cost	1,672	1,775
Benefits paid	(1,435)	(954)
Actuarial gain	(738)	(1,852)
Settlement payment	—	(26,381)
Projected benefit obligation at end of year	$32,760	$33,261

The discount rate used for the projected benefit obligation at June 30, 2025 and 2024, was 5.5% and 5.4%, respectively.

The projected benefit obligation for the year ended June 30, 2025 decreased slightly due to an increase in benefit payments relative to the prior year. The discount rate used each period is determined with reference to current long-term bond market rates. The projected benefit obligation also increases each year by the interest cost due to the passage of time and decreases each year by the benefits paid to plan participants.

Changes in the plan assets and funded status of the plan were:

For the Year Ended June 30	2025	2024
Change in plan assets
Fair value of plan assets at beginning of year	$31,024	$58,387
Actual return on plan assets	1,376	(28)
Benefits paid	(1,435)	(954)
Settlement payment	—	(26,381)
Fair value of plan assets at end of year	$30,965	$31,024
Liability funded status at end of year	$(1,795)	$(2,237)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual return on plan assets for the year ended June 30, 2025 was higher than expected due to an increase in the market value of fixed income securities. Our investment strategy is to hold a significant portion of our plan assets in fixed income securities with maturities and amounts approximately matching projected future benefit payments.

The funded status is included in other liabilities in the consolidated balance sheets at June 30, 2025 and 2024, respectively. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities. We do not expect to contribute to the domestic pension plan during 2026.

Accumulated other comprehensive loss related to the plan was:

For the Year Ended June 30	2025	2024
Accumulated other comprehensive loss related to pension plan
Balance at beginning of period	$(13,012)	$(23,996)
Amortization of net actuarial loss	308	370
Current period net actuarial gain (loss)	312	(60)
Settlement expense recognized	—	10,674
Net change	620	10,984
Balance at end of period	$(12,392)	$(13,012)

Net periodic pension expense was:

For the Year Ended June 30	2025	2024	2023
Interest cost on benefit obligation	$1,672	$1,775	$2,608
Expected return on plan assets	(1,802)	(1,884)	(2,624)
Amortization of net actuarial loss and prior service costs	308	370	721
Settlement expense	—	10,674	—
Net periodic pension expense	$178	$10,935	$705

Significant actuarial assumptions used for the net periodic pension expense for the plan were:

For the Year Ended June 30	2025	2024	2023
Discount rate for interest cost	5.2%	5.0%	4.3%
Expected rate of return on plan assets	6.0%	5.8%	4.4%
Discount rate for benefit obligation	5.4%	5.1%	4.6%

The plan used the Aon AA Bond Universe as a benchmark for its discount rate as of June 30, 2025, 2024 and 2023. The discount rate is determined by matching the plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments, based on the benefit obligation as of June 30, 2025 are:

For the Years Ending June 30
2026	$1,460
2027	1,696
2028	1,864
2029	2,042
2030	2,132
2031 – 2035	11,563

The plan’s target asset allocation for 2026 and the weighted-average asset allocation of plan assets as of June 30, 2025 and 2024 are:

	Target
	Allocation	Percentage of Plan Assets
For the Year Ended June 30	2026	2025	2024
Debt securities	65% - 85%	77%	79%
Equity securities	10% - 30%	19%	18%
Global asset allocation/risk parity (1)	0% - 15%	3%	2%
Other	0% - 10%	1%	1%
(1)	The global asset allocation/risk parity category consists of a variety of asset classes including, but not limited to, global bonds, global equities, real estate and commodities.

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

The fair values of the plan assets by asset category were:

	Fair Value Measurements Using
As of June 30, 2025	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$264	$—	$—	$264
Common-collective funds
Global large cap equities	—	5,249	550	5,799
Fixed income securities	—	23,888	—	23,888
Mutual funds
Global asset allocations/risk parity	1,014	—	—	1,014
	$1,278	$29,137	$550	$30,965

	Fair Value Measurements Using
As of June 30, 2024	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$277	$—	$—	$277
Common-collective funds
Global large cap equities	—	5,077	524	5,601
Fixed income securities	—	24,650	—	24,650
Mutual funds
Global asset allocations/risk parity	496	—	—	496
	$773	$29,727	$524	$31,024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a summary of the changes in the fair value of Level 3 assets:

Change in Fair Value Level 3 assets	2025	2024
Balance at beginning of period	$524	$1,552
Redemptions	(202)	(1,316)
Purchases	130	200
Change in fair value	98	88
Balance at end of period	$550	$524

The following outlines the valuation methodologies used to estimate the fair value of plan assets:

●	Cash and cash equivalents are valued at $1 per unit;
●	Common-collective funds are determined based on current market values of the underlying assets of the fund;
●	Mutual funds are valued using quoted market prices in active markets; and
●	For Level 3 managed assets, business appraisers use a combination of valuations and appraisal methodologies, as well as a number of assumptions to create a price that brokers evaluate. For Level 3 non-managed assets, pricing is provided by various sources, such as issuer or investment manager.

Other employee benefit plans

We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. The Company contributes: (i) a matching contribution equal to 100% of the first 6.0% of an employee’s contribution; and (ii) an additional discretionary contribution of up to 4.5% of compensation, depending on the employee’s age and years of service, provided that such contributions comply with ERISA non-discrimination requirements. Employee and Company contributions are subject to certain ERISA limitations. Employees are immediately vested in Company contributions. Our contribution expense was $7,846, $5,395 and $6,214 in 2025, 2024 and 2023, respectively.

Our consolidated balance sheets include other employee-related liabilities of $9,058 and $9,990 as of June 30, 2025 and 2024, respectively, including international retirement plans, supplemental retirement benefits and long-term incentive arrangements. Expense under these plans was $4,340, $4,189 and $4,067 in 2025, 2024 and 2023, respectively.

12. Income Taxes

The components of income before income taxes consisted of the following:

For the Year Ended June 30	2025	2024	2023
Domestic	$3,304	$(22,820)	$14,776
Foreign	64,689	33,736	39,295
Income before income taxes	$67,993	$10,916	$54,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the provision for income taxes were:

For the Year Ended June 30	2025	2024	2023
Current provision:
Federal	$5,557	$3,037	$9,801
State and local	2,448	1,718	1,810
Foreign	16,477	15,740	12,750
Total current provision	24,482	20,495	24,361
Deferred provision (benefit):
Federal	(4,412)	(4,755)	(6,151)
State and local	(1,521)	(1,523)	(266)
Foreign	1,171	(4,468)	3,424
Change in foreign valuation allowances	9	(1,249)	97
Total deferred benefit	(4,753)	(11,995)	(2,896)

Provision for income taxes	$19,729	$8,500	$21,465

Reconciliations of the federal statutory rate to the Company’s effective tax rate were:

For the Year Ended June 30	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	0.6	(1.1)	2.0
Taxes on non-U.S. income	(0.6)	9.9	8.9
Changes in uncertain tax positions	—	30.7	5.1
Global Intangible Low-Taxed Income	4.7	18.3	3.3
Recognition of federal and foreign tax credits	(13.7)	(10.6)	(3.1)
Change in valuation allowance	(0.1)	(11.4)	0.2
Foreign derived intangible income	—	(3.8)	(3.7)
Non-U.S. withholding and related taxes, net, on planned repatriation	13.0	28.4	—
Impact of foreign tax credit regulations and related changes	—	(20.0)	1.9
Non-deductible operating expenses	2.9	11.3	0.9
Non-deductible acquisition costs	—	4.3	—
Other	1.1	0.9	3.2
Effective income tax rate	29.0%	77.9%	39.7%

We record the GILTI aspects of comprehensive U.S. income tax legislation as a period expense. The provision for income taxes for the years ended June 30, 2025, 2024 and 2023, included $3,198, $2,003 and $1,775 of federal tax expense from the effects of GILTI, respectively.

The Company benefits from certain tax holidays in Israel; the impact of which are included within Taxes on non-U.S. income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:

As of June 30	2025	2024
Deferred tax assets:
Employee-related accruals	$5,940	$6,620
Inventory	10,681	1,521
Environmental remediation	783	767
Net operating loss carry forwards–domestic	689	777
Net operating loss carry forwards–foreign	2,705	3,813
Operating lease liabilities	8,399	6,788
R&D cost capitalization	8,647	7,227
Unrealized foreign exchange	—	1,470
Interest expense limitation	3,900	4,518
Accrued expenses	11,001	5,535
Acquisition related expenses	2,161	1,167
Other	4,703	522
	59,609	40,725
Valuation allowance	(1,279)	(1,288)
	58,330	39,437
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(18,989)	(5,282)
Operating lease ROU assets	(7,939)	(6,441)
Prepaid expenses	(1,728)	(1,505)
Unrealized foreign exchange	(1,601)	—
Non-U.S. withholding and related taxes, net, on planned repatriation	(250)	(2,828)
Other	(6,472)	(4,677)
	(36,979)	(20,733)

Net deferred tax asset	$21,351	$18,704

Deferred taxes are included in the consolidated balance sheets as follows:

As of June 30	2025	2024
Other assets	$25,548	$19,371
Other liabilities	(4,197)	(667)
	$21,351	$18,704

The valuation allowance established against deferred tax assets was:

As of June 30	2025	2024	2023
Balance at beginning of period	$1,288	$2,598	$2,618
Benefit for income taxes	(9)	(1,310)	(20)
Balance at end of period	$1,279	$1,288	$2,598

The Company records valuation allowances against certain foreign and state deferred tax assets when, after considering all of the available evidence, it is more likely than not that these assets will not be realized.

The Company has $18,748 of state net operating loss carry forwards, of which $11,359 that will expire in 2025 through 2044, and $7,389 that do not expire. The Company has $11,598 of foreign net operating loss carry forwards primarily in jurisdictions that have no expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If amounts are repatriated from certain of our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. In connection with the Acquisition (see Note 3), we expect to repatriate approximately $5,000 of non-U.S. earnings, which will be subject to applicable non-U.S. withholding and related taxes. As of June 30, 2025, we recorded a liability of $250 related to undistributed earnings of our Suzhou subsidiary in China. We consider all other undistributed earnings of such foreign subsidiaries to be indefinitely reinvested. We do not provide income taxes for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

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

Reconciliations of the beginning and ending amounts of gross unrecognized tax benefits are as follows:

As of June 30	2025	2024	2023
Unrecognized tax benefits–beginning of period	$11,861	$9,449	$7,832
Tax position changes–current period	(809)	2,066	2,181
Tax position changes–prior periods, including settlements with tax authorities	541	615	193
Lapse of statute of limitations	(637)	(58)	(194)
Effect of changes in exchange rates	1,514	(211)	(563)
Unrecognized tax benefits–end of period	12,470	11,861	9,449
Interest and penalties–end of period	2,804	1,689	981
Total liabilities related to uncertain tax positions	$15,274	$13,550	$10,430

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized and recorded interest and penalties expense of $888, $740 and $589 for 2025, 2024 and 2023, respectively.

Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:

●	U.S. federal and significant states, through June 30, 2021;
●	Brazil, through December 31, 2019; and
●	Israel, through June 30, 2020.

On July 4, 2025, the United States enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” (“OBBBA”), also known as the “One Big Beautiful Bill Act.,” OBBBA made significant changes to the Internal Revenue Code, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions such as 100% bonus depreciation, domestic research cost expensing, and adjusting the business interest expense limitation.

OBBBA has multiple effective dates, with certain international tax provisions not impacting the Company until July 1, 2026. The Company is currently evaluating the potential impact of this legislation on its consolidated financial statements. Any material effects of OBBBA, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,292 and $4,282 at June 30, 2025 and 2024, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

Employment and Severance Agreements

We have entered into employment agreements with certain executive management and other employees that specify severance benefits of up to 12 months of the employee’s compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2025, we entered into a forward-starting interest rate collar agreement on $250,000 of notional principal that effectively puts a floor of 1.99% and a cap of 4.75% on the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities. The individual option contracts of the collar mature monthly beginning July 2025 and through June 2026. As of June 30, 2025, the fair value of the interest rate collar was de minimis.

We were a party to an interest rate swap agreement on $300,000 of notional principal that effectively converted the floating SOFR portion of our interest obligation to a fixed rate of 0.51% through June 2025. This agreement expired on June 30, 2025.

We have designated the interest rate swaps and interest rate collar as highly effective cash flow hedges.

We were a party to foreign currency option contracts used to hedge cash flows related to monthly inventory purchases. The individual option contracts matured monthly through June 2025. The forecasted inventory purchases were probable of occurring, and the individual option contracts were designated as highly effective cash flow hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30	2025	2024
Other current assets
Foreign currency option contracts, net	$—	$39
Interest rate swaps	1,442	13,151
Other assets
Interest rate swaps	89	—
Accrued expense and other current liabilities
Foreign currency option contracts, net	—	(41)
Other liabilities
Interest rate swaps	(3,885)	—
Total Fair Value
Foreign currency option contracts, net	—	(2)
Interest rate swaps	(2,354)	13,151

Notional amounts of the derivatives as of the balance sheet date were:

As of June 30	2025
Interest rate swaps	$425,000
Interest rate collar	$250,000

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the years ended June 30, 2025 and 2024 included the effects of derivatives as follows:

For the Year Ended June 30	2025	2024
Foreign currency option contracts, net
Income recorded in consolidated statements of operations	$(1,142)	$(1,126)
Consolidated statement of operations - total cost of goods sold	$896,273	$704,587
Consolidated statement of operations - total selling, general and administrative expenses	$289,477	$259,777
(Income) expense recorded in comprehensive income	$(47)	$380
Interest rate swaps
Income recorded in consolidated statements of operations	$(14,933)	$(14,503)
Consolidated statement of operations - total interest expense, net	$34,602	$18,536
Expense recorded in comprehensive income	$15,505	$11,105

We recognize gains and losses related to certain foreign currency derivatives as a component of cost of goods sold at the time the hedged item is sold. Inventory as of June 30, 2025 included realized net gains of $20 related to matured contracts. We anticipate the net gains included in inventory will be recognized in cost of goods sold within the next three months.

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

In assessing the fair value of financial instruments at June 30, 2025 and 2024, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.

Cash Equivalents

Our cash equivalents in the table below consist of time deposits with an original maturity of less than three months held at financial institutions. We consider the carrying amounts of these current assets to be recorded at their fair value because of the current nature of these items.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Assets (Liabilities)

As of	June 30, 2025			June 30, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$12,000	$—	$—	$35,000	$—	$—
Short-term investments	$9,000	$—	$—	$44,000	$—	$—
Foreign currency derivatives	$—	$—	$—	$—	$(2)	$—
Interest rate swaps	$—	$(2,354)	$—	$—	$13,151	$—

There were no transfers between levels during the periods presented. There were no changes in the fair value of the Level 3 liabilities.

For a detailed discussion on the fair value of our pension plan assets, see “Note 11 — Employee Benefit Plans.”

16. Business Segments

We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products reporting segments. The Chief Executive Officer is the chief operating decision-maker (“CODM”) for the Company. We evaluate performance of our segments based on Adjusted EBITDA. Included in the segment Adjusted EBITDA analyses provided to the CODM is information on segment cost of sales and selling, general and administrative expenses. There are no other significant segment expense categories regularly provided to the CODM.

We calculate Adjusted EBITDA as net income plus (a) interest expense, net, (b) provision for income taxes or less benefit for income taxes, (c) depreciation and amortization, (d) other non-operating expense or less other income, as separately reported on our consolidated statements of operations, including foreign currency (gains) losses, net and (e) certain items that we consider to be unusual, non-operational or non-recurring. However, some of these items may not be applicable to the calculation of Adjusted EBITDA for our segments, as we do not typically include interest, other non-operating items, or income tax-related items in our segment results.

Certain of our costs and assets are not directly attributable to a segment or segments, and we refer to these items as Corporate. We do not allocate Corporate costs or assets to the other segments because they are not used to evaluate the segments’ operating results or financial position. Corporate costs include certain costs related to executive management, information technology, legal, finance, human resources and business development. The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in Note 2 — Summary of Significant Accounting Policies and New Accounting Standards.

For all segments, the CODM uses segment Adjusted EBITDA in the annual budgeting and quarterly forecasting process and considers budget-to-actual and current period to prior period variances to evaluate performance and allocated resources for each segment.

For the Year Ended June 30	2025	2024	2023
Net sales
Animal Health	$962,796	$706,482	$659,851
Mineral Nutrition	253,240	243,663	242,656
Performance Products	80,179	67,534	75,382
Total segments	$1,296,215	$1,017,679	$977,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended June 30	2025	2024	2023
Animal Health
Net sales	$962,796	$706,482	$659,851
Cost of sales	607,069	428,683	399,016
Selling, general and administrative expenses (1)	182,310	162,009	152,410
Add: Depreciation and amortization	40,475	30,194	27,714
Add: Acquisition-related cost of goods sold (2)	5,679	521	—
Add: Phibro Forward income growth initiatives implementation costs - cost of goods sold (3)	3,798	—	—
Add: Phibro Forward income growth initiatives implementation costs - SG&A (3)	1,771	—	—
Subtract: Insurance proceeds (4)	(2,880)	(899)	—
Adjusted EBITDA	222,260	145,606	136,139
Mineral Nutrition
Net sales	253,240	243,663	242,656
Cost of sales	226,864	222,363	221,014
Selling, general and administrative expenses (1)	7,642	7,278	6,863
Add: Depreciation and amortization	2,102	2,427	2,638
Adjusted EBITDA	20,836	16,449	17,417
Performance Products
Net sales	80,179	67,534	75,382
Cost of sales	62,364	53,519	59,631
Selling, general and administrative expenses (1)	8,405	8,041	15,079
Add: Depreciation and amortization	1,137	1,688	1,780
Add: Environmental remediation costs (5)	—	—	6,894
Adjusted EBITDA	10,547	7,662	9,346
Adjusted EBITDA – Total segments	$253,643	$169,717	$162,902
Reconciliation of Adjusted EBITDA to income before income taxes:
Less:
Interest expense, net	34,602	18,536	15,321
Depreciation and amortization – Total segments	43,714	34,309	32,132
Depreciation and amortization – Corporate	1,891	1,869	1,880
Corporate costs	69,959	58,480	50,149
Acquisition-related cost of goods sold	5,679	521	—
Acquisition-related transaction costs	13,322	6,405	—
Pension settlement cost	—	10,674	—
Brazil employment taxes	—	4,202	—
Stock-based compensation	717	475	—
Phibro Forward income growth initiatives implementation costs - cost of goods sold (3)	3,798	—	—
Phibro Forward income growth initiatives implementation costs - SG&A (3)	6,978	366	—
Insurance proceeds	(2,880)	(899)	—
Environmental remediation costs	—	—	6,894
Foreign currency losses, net	7,870	23,863	2,455
Income before income taxes	$67,993	$10,916	$54,071

(1)	Selling, general, and administrative expenses primarily include compensation-related expenses for employees not directly involved in the production and sale of inventory, rent expense, research and development costs, marketing expenses, and other general and administrative expenses.
(2)	Represents cost of goods sold related to the stepped up value of inventory obtained in acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings. For the year ended June 30, 2025, this included charges of $5.6 million related to the closure of an immaterial business within the Animal Health segment, of which $5.3 million was related to non-cash asset write-offs. $3.8 million of the non-cash asset write-offs was recorded within cost of goods sold and $1.5 million was recorded within selling, general, and administrative expenses. For the year ended June 30, 2025, charges related to Phibro Forward also include $5.2 million for Corporate consulting and other costs recorded within selling, general, and administrative expenses. For the year ended June 30, 2024, this included $0.4 million for Corporate consulting costs recorded within selling, general, and administrative expenses.
(4)	Represents insurance settlement gains.
(5)	Represents remediation costs mostly related to the definitive settlement agreement related to the Omega Chemical Corporation Superfund Site.

The geographic location of property, plant and equipment, net and operating lease ROU assets was:

As of June 30	2025	2024
Property, plant and equipment, net and operating lease ROU assets
United States	$239,874	$103,086
Israel	74,403	78,264
Brazil	34,504	32,266
Ireland	25,141	19,066
Other	22,107	8,222
	$396,029	$240,904

Asset information is not provided for reportable segments in the information regularly provided to the CODM. Accordingly, such information is not disclosed in this footnote.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide the reasonable assurance described above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2025.

The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

On May 30, 2025, BFI Co., LLC (“BFI”) adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 528,000 shares of Class A common stock through February 26, 2026. Jack C. Bendheim, our Chairman of the Board of Directors, President and Chief Executive Officer, has sole authority to vote shares of our stock owned by BFI.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2025 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2025.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our 2025 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference to our 2025 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2025 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2025 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the fiscal years ended June 30, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2025, 2024 and 2023

Consolidated Balance Sheets at June 30, 2025 and 2024

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2025, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

(2)	Schedules: None
(3)	The exhibits filed are listed in the Index to Exhibits immediately preceding the signature page of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit Number	Exhibit Description

Exhibit 2.1

Purchase and Sale Agreement, dated April 28, 2024, among Phibro Animal Health Corporation, Phibro Animal Health S.A. and Zoetis Inc. by reference to Exhibit 2.1 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 28, 2024 (File No. 001-36410).

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

Exhibit 10.19

Employment Offer Letter, dated October 10, 2023, by and between Glenn David and Phibro Animal Health Corporation, including noncompetition and nonsolicitation agreement (incorporated by reference to Exhibit 10.25 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 28, 2024 (File No. 001-36410).

Exhibit 10.20	Severance Protection Letter, dated October 26, 2022, by and between Judith Weinstein and Phibro Animal Health Corporation.

Exhibit 10.21	Form of 2025 Restricted Stock Unit Agreement (U.S. and Brazil)

Exhibit 10.22	Form of 2025 Restricted Stock Unit Agreement (Israel)

Exhibit 19.1

Phibro Animal Health Corporation Insider Trading and Disclosure of Confidential Information Policy (incorporated by reference to Exhibit 19.1 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 28, 2024 (File No. 001-36410).

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

Exhibit 97.1

Phibro Animal Health Corporation Clawback Policy (incorporated by reference to Exhibit 97.1 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 28, 2024 (File No. 001-36410).

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

Phibro Animal Health Corporation

August 27, 2025	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Phibro Animal Health Corporation

August 27, 2025	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

August 27, 2025	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer

August 27, 2025	By:	/s/ Daniel M. Bendheim
Daniel M. Bendheim
Director and Executive Vice President,
Corporate Strategy

August 27, 2025	By:	/s/ Jonathan Bendheim
Jonathan Bendheim
Executive Vice President, Global Technologies and Talent

August 27, 2025	By:	/s/ Alejandro Bernal
Alejandro Bernal
Director

August 27, 2025	By:	/s/ E. Thomas Corcoran
E. Thomas Corcoran
Director

August 27, 2025	By:	/s/ Sam Gejdenson
Sam Gejdenson
Director

August 27, 2025	By:	/s/ Mary Lou Malanoski
Mary Lou Malanoski
Director

August 27, 2025	By:	/s/ Carol A. Wrenn
Carol A. Wrenn
Director

August 27, 2025	By:	/s/ Joyce J. Lee
Joyce J. Lee
Director