Form 10-Q
period 2025-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2025-11-05
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 20,447,574 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,086,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
For the Periods Ended September 30	2025	2024

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$363,893	$260,432
Cost of goods sold	244,110	176,937
Gross profit	119,783	83,495
Selling, general and administrative expenses	68,523	65,796
Operating income	51,260	17,699
Interest expense, net	12,059	7,641
Foreign currency losses, net	2,934	438
Income before income taxes	36,267	9,620
Provision for income taxes	9,740	2,645
Net income	$26,527	$6,975

Net income per share
basic	$0.65	$0.17
diluted	$0.65	$0.17
Weighted average common shares outstanding
basic	40,534	40,504
diluted	40,877	40,582

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
For the Periods Ended September 30	2025	2024

	(unaudited)
	(in thousands)
Net income	$26,527	$6,975
Change in fair value of derivative instruments	(805)	(4,848)
Foreign currency translation adjustment	4,543	3,168
Unrecognized net pension gains	78	78
Benefit for income taxes	181	1,194
Other comprehensive income (loss)	3,997	(408)
Comprehensive income	$30,524	$6,567

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
As of	2025	2025

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$72,769	$68,039
Short-term investments	12,504	9,000
Accounts receivable, net	217,896	227,983
Inventories, net	471,775	444,425
Other current assets	60,855	61,159
Total current assets	835,799	810,606
Property, plant and equipment, net	354,780	354,690
Intangibles, net	34,964	36,469
Goodwill	59,708	59,645
Other assets	100,273	99,490
Total assets	$1,385,524	$1,360,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$18,444	$16,250
Accounts payable	130,597	138,201
Accrued expenses and other current liabilities	121,098	139,022
Total current liabilities	270,139	293,473
Revolving credit facility	115,000	87,000
Long-term debt	609,518	615,435
Other liabilities	79,186	79,310
Total liabilities	1,073,843	1,075,218
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,397,574 and 20,367,574 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively; 30,000,000 Class B shares authorized, 20,136,034 and 20,166,034 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	137,334	136,995
Retained earnings	294,364	272,701
Accumulated other comprehensive loss	(120,021)	(124,018)
Total stockholders’ equity	311,681	285,682
Total liabilities and stockholders’ equity	$1,385,524	$1,360,900

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
For the Periods Ended September 30	2025	2024

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$26,527	$6,975
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	12,830	9,004
Amortization of debt issuance costs	572	367
Deferred income taxes	2,171	(4,883)
Foreign currency gains, net	(239)	(517)
Acquisition-related items	1,117	—
Stock-based compensation expense	339	179
Other	(474)	(461)
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable, net	11,366	9,208
Inventories, net	(26,181)	(5,164)
Other current assets	(306)	(979)
Other assets	(105)	1,113
Accounts payable	(4,627)	1,304
Accrued expenses and other liabilities	(13,688)	(3,524)
Net cash provided by operating activities	9,302	12,622
INVESTING ACTIVITIES
Purchases of short-term investments	(12,504)	—
Maturities of short-term investments	9,000	6,000
Capital expenditures	(13,806)	(9,583)
Other, net	(3,704)	653
Net cash used by investing activities	(21,014)	(2,930)
FINANCING ACTIVITIES
Revolving credit facility borrowings	86,000	267,000
Revolving credit facility repayments	(58,000)	(264,000)
Proceeds from long-term debt	—	300,000
Payments of long-term debt	(4,063)	(315,015)
Debt issuance costs	—	(10,377)
Payments of insurance premium financing and other short-term debt	(2,738)	(1,945)
Dividends paid	(4,864)	(4,860)
Net cash provided (used) by financing activities	16,335	(29,197)
Effect of exchange rate changes on cash	107	729
Net increase (decrease) in cash and cash equivalents	4,730	(18,776)
Cash and cash equivalents at beginning of period	68,039	70,613
Cash and cash equivalents at end of period	$72,769	$51,837

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2025	40,533,608	$4	$—	$136,995	$272,701	$(124,018)	$285,682
Comprehensive income	—	—	—	—	26,527	3,997	30,524
Dividends declared ($0.12 per share)	—	—	—	—	(4,864)	—	(4,864)
Stock-based compensation expense	—	—	—	339	—	—	339
As of September 30, 2025	40,533,608	$4	$—	$137,334	$294,364	$(120,021)	$311,681

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2024	40,503,608	$4	$—	$136,278	$243,886	$(123,527)	$256,641
Comprehensive income (loss)	—	—	—	—	6,975	(408)	6,567
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	179	—	—	179
As of September 30, 2024	40,503,608	$4	$—	$136,457	$246,001	$(123,935)	$258,527

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

The unaudited consolidated financial information for the three months ended September 30, 2025 and 2024, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission on August 27, 2025 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2025, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2025, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents resulting from the assumed vesting of restricted stock units (“RSUs”), unless the effect would be antidilutive, or if the minimum stock price targets for our performance-based RSUs were not achieved during the reporting period. Common share equivalents related to time- and performance-based RSUs were included in the calculation of diluted net income per share for the three months ended September 30, 2025. Common share equivalents related to time-based RSUs were included in the calculation of diluted net income per share for the three months ended September 30, 2024. Common share equivalents composed of 450,000 performance-based RSUs were not included in the calculation of diluted net income per share for the three months ended September 30, 2024 because the minimum stock price targets were not achieved during that period.

	Three Months
For the Periods Ended September 30	2025	2024
Net income	$26,527	$6,975

Weighted average number of shares – basic	40,534	40,504
Dilutive effect of restricted stock units	343	78
Weighted average number of shares - diluted	40,877	40,582

Net income per share
basic	$0.65	$0.17
diluted	$0.65	$0.17

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU outlines specific categories to be provided in the rate reconciliation and requires additional information for those reconciling items that meet a quantitative threshold. The ASU requires disaggregated disclosure of federal, state and foreign income taxes paid, including disaggregation by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). The ASU also requires disaggregated disclosure of federal, state and foreign income (loss) from continuing operations before income taxes. The enhanced disclosures will be applied on a prospective basis and are required for Phibro’s fiscal year ending June 30, 2026. We are evaluating the impact of the additional income tax-related disclosures.

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

ASU 2025-06, (Subtopic 350-40): Intangibles - Goodwill and Other - Internal-Use Software : Targeted Improvements to the Accounting for Internal-Use Software, amends existing guidance regarding when entities may begin to capitalize internal-use software costs. Under the updated framework, entities must assess when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 will be effective for Phibro’s fiscal year ending June 30, 2029, including interim periods within that year, and it can be applied on a prospective basis, on a retrospective basis to all periods presented, or with a modified transition approach. Early adoption is permitted. We are evaluating the impact of this standard on our consolidated financial statements and disclosures.

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

For the three months ended September 30, 2025 and 2024, we recognized transaction costs related to the Acquisition of $0.3 million and $3.4 million, respectively. These costs were primarily associated with financial advisory, legal and other professional services related to the Acquisition and are reflected within selling, general and administrative expenses in our consolidated statements of operations.

The amount of revenue attributable to the Acquisition included in consolidated statements of operations for the three months ended September 30, 2025 was $80.5 million. As the Acquisition was completed after September 30, 2024, there was no revenue attributable to the Acquisition for the three months ended September 30, 2024. Based on our current operational structure and the nature and mix of legal entities and assets acquired, we are not able to complete a full cost identification and allocation assessment for activities related to the Acquisition. As a result, we are unable to accurately determine earnings or loss attributable to the Acquisition since the date of acquisition.

Since the initial measurement of the identified assets acquired and liabilities assumed was performed in the three months ended December 31, 2024, the Acquisition purchase price was adjusted for certain net working capital and other adjustments and progress was made in completing certain of our additional valuations and analyses. As such, we updated (and have now finalized, with no further material adjustments) our initial allocation of the purchase price. Principal changes included: (i) decreasing the value of inventory to reflect final inventory receipts and net working capital adjustments; (ii) increasing the value attributed to property, plant and equipment primarily to reflect updated assumptions related to the estimated economic value of certain underlying assets; (iii) adjustments to other assets and accrued expenses and other liabilities primarily related to value-added taxes; and (iv) goodwill increasing the value attributed to a deferred tax liability (included in other noncurrent liabilities below) emanating from stepped up values for assets acquired in China. The following table summarizes the final allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the Acquisition that was recorded as of June 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Final
Purchase Price Allocation
Assets acquired:
Cash and cash equivalents	$11,018
Accounts receivable, net	350
Inventories, net	138,981
Property, plant and equipment	144,964
Other assets(1)	13,208
Goodwill(2)	4,948
Total fair value of assets acquired	313,469
Liabilities assumed:
Accounts payable	1,411
Accrued expenses and other current liabilities	4,165
Other noncurrent liabilities	10,346
Total fair value of liabilities assumed	15,922
Fair value of net assets acquired	$297,547

(1)	Includes current and noncurrent amounts.
(2)	Goodwill is reported within the Animal Health segment. An immaterial amount of the goodwill is deductible for tax purposes.

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

Property, plant and equipment is composed of land, buildings, equipment (including machinery, equipment, furniture and fixtures, and computer equipment), and construction-in-progress. The estimate of fair value of property, plant and equipment was determined by the direct cost and indirect cost approaches, as applicable, depending on the nature of the asset. Of the acquired assets, $102.1 million of personal property (comprised of machinery and equipment) and $38.1 million of real property (comprised of buildings and improvements) were recorded. The amounts allocated to personal and real property were based on management’s estimates and assumptions, as well as other information compiled by management, including third party analysis and market data. The process for determining the direct cost or indirect cost approaches required management to make estimates and assumptions, including reproduction cost new, physical deterioration, utilization, replacement cost new, base cost, and square footage. The step-up adjustment for property, plant and equipment of $43.5 million will be depreciated on a straight-line basis over the remaining useful life of the respective assets, which ranges from 1 year to 21 years.

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

	Three Months
For the Periods Ended September 30	2025	2024
Net sales	$363,893	$371,106
Operating income	51,260	50,025

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months
For the Periods Ended September 30	2025	2024

Animal Health
MFAs and other	$195,198	$107,844
Nutritional specialties	48,151	42,649
Vaccines	40,107	32,030
Total Animal Health	$283,456	$182,523
Mineral Nutrition	62,988	59,062
Performance Products	17,449	18,847
Total	$363,893	$260,432

Net Sales by Region

	Three Months
For the Periods Ended September 30	2025	2024
United States	$202,347	$143,549
Latin America and Canada	87,226	71,151
Europe, Middle East and Africa	44,942	31,125
Asia Pacific	29,378	14,607
Total	$363,893	$260,432

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense, Net

	Three Months
For the Periods Ended September 30	2025	2024
Interest expense, net
Credit Facilities	$11,901	$6,200
2022 Term Loan	—	12
Amortization of debt issuance costs	572	367
Refinancing expense	—	1,960
Other	70	226
Interest expense	12,543	8,765
Interest income	(484)	(1,124)
	$12,059	$7,641

For the three months ended September 30, 2024, we also incurred $1,960 in certain costs and charges resulting from the refinancing of the Company’s debt, which included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the write-off of unamortized deferred financing costs on previously outstanding debt.

Depreciation and Amortization

	Three Months
For the Periods Ended September 30	2025	2024
Depreciation and amortization
Depreciation of property, plant and equipment	$11,121	$6,742
Amortization of intangible assets	1,709	2,262
	$12,830	$9,004

5. Balance Sheets—Additional Information

	September 30,	June 30,
As of	2025	2025
Inventories
Raw materials	$166,422	$162,626
Work-in-process	25,785	27,982
Finished goods	279,568	253,817
	$471,775	$444,425

	September 30,	June 30,
As of	2025	2025
Other assets
ROU operating lease assets	$40,146	$41,339
Deferred income taxes	23,544	25,548
Deposits	615	610
Insurance investments	5,008	6,547
Other investments	8,350	5,142
Debt issuance costs	3,482	3,714
Derivative instruments	42	89
Other	19,086	16,501
	$100,273	$99,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,	June 30,
As of	2025	2025
Accrued expenses and other current liabilities
Employee related	$37,216	$51,758
Current operating lease liabilities	9,021	9,127
Commissions and rebates	20,814	23,274
Professional fees	8,810	8,098
Income and other taxes	10,613	8,397
Insurance-related	1,669	1,655
Insurance premium financing	3,423	5,476
Other	29,532	31,237
	$121,098	$139,022

	September 30,	June 30,
As of	2025	2025
Other liabilities
Long-term operating lease liabilities	$33,116	$33,740
Long-term and deferred income taxes	20,606	19,471
Supplemental retirement benefits, deferred compensation and other	5,611	5,526
U.S. pension plan, net	1,729	1,795
International retirement plans	3,598	3,532
Derivative instruments	3,704	3,885
Other long-term liabilities	10,822	11,361
	$79,186	$79,310

	September 30,	June 30,
As of	2025	2025
Accumulated other comprehensive loss
Derivative instruments	$(3,159)	$(2,354)
Foreign currency translation adjustment	(108,909)	(113,452)
Unrecognized net pension losses	(12,314)	(12,392)
Income tax benefit	4,361	4,180
	$(120,021)	$(124,018)

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

As of September 30, 2025, we were in compliance with the financial covenants of the 2024 Credit Agreement.

For the three months ended September 30, 2024, we paid $10,377 in lender and other fees related to the 2024 Credit Facilities, which are being amortized to interest expense through the maturity dates of the 2024 Credit Facilities. The payment of these debt issuance costs is reflected within the financing activities section of the consolidated statements of cash flows.

As of September 30, 2025, we had $115,000 in borrowings drawn under the 2024 Revolver and had outstanding letters of credit of $2,853, leaving $192,147 available for further borrowings and letters of credit under the 2024 Revolver, subject to restrictions in our 2024 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

Debt Balances and Interest Rate Information

Long-Term Debt Balances

	September 30,	June 30,
As of	2025	2025
Term A-1 Loans due July 2029	$342,394	$344,588
Term A-2 Loans due July 2031	291,669	293,537
Gross term loan balances	634,063	638,125
Unamortized debt issuance costs	(6,101)	(6,440)
Term loan balances, net of unamortized debt issuance costs	627,962	631,685
Less: current maturities of long-term debt	(18,444)	(16,250)
Long-term debt	$609,518	$615,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Three Months
	September 30,	June 30,	Ended September 30,
	2025	2025	2025	2024
Revolving Credit Facility	5.89%	5.89%	5.89%	7.24%
Initial Term A-1 Loan due July 2029	5.45%	5.45%	5.45%	3.01%
Initial Term A-2 Loan due July 2031	6.39%	6.39%	6.39%	3.51%
Delayed Draw Term A-1 Loan due July 2029	6.43%	6.50%	6.39%	—%
Delayed Draw Term A-2 Loan due July 2031	6.99%	7.20%	7.07%	—%

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

7.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $1,198 and $781 during the three months ended September 30, 2025 and 2024, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock Incentive Plan

Restricted Stock Units

On August 1, 2025, the Company, granted 113,847 time-based restricted stock units (“RSUs”) with a grant date fair value of $25.19 to certain senior-level employees pursuant to the Company’s Incentive Plan. Each RSU represents the right to receive a share of our common stock upon vesting. These RSUs vest in three equal annual amounts on each anniversary of August 1, 2025, subject to continued employment through the applicable vesting date.

In fiscal 2024, our Board of Directors approved grants of 600,000 RSUs to certain officers of the Company, pursuant to the Company’s Incentive Plan and the RSU award agreements. Certain of these RSUs are subject to time-based vesting and certain RSUs are subject to performance-based vesting contingent upon the achievement of certain stock price targets.

The fair value of time-based RSUs is equal to the closing market price of the underlying common stock on the grant date, less the present value of expected dividends over the vesting period. A Monte Carlo simulation model was used to determine the grant date fair value of the performance-based RSUs. We recognize stock-based compensation expense for the RSUs on a straight-line basis over the vesting periods.

Stock-based compensation expense related to the RSUs was $339 and $179 for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $4,601 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted average period of 2.9 years. As of September 30, 2025, 683,847 RSUs with a weighted average grant date fair value of $8.52 remain unvested.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,290 and $4,292 at September 30, 2025 and June 30, 2025, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

We record derivatives at fair value in the consolidated balance sheets. For additional details regarding fair value, see “Note 11— Fair Value Measurements.”

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

In March 2025, we entered into a forward-starting interest rate collar agreement on $250,000 of notional principal that effectively puts a floor of 1.99% and a cap of 4.75% on the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities. The individual option contracts of the collar mature monthly beginning July 2025 and through June 2026. As of September 30, 2025, the fair value of the interest rate collar was de minimis.

We were a party to an interest rate swap agreement on $300,000 of notional principal that effectively converted the floating SOFR portion of our interest obligation to a fixed rate of 0.51% through June 2025. This agreement expired on June 30, 2025.

We have designated the interest rate swaps and interest rate collar as highly effective cash flow hedges.

We are a party to foreign currency option contracts used to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through June 2026. The forecasted inventory purchases were probable of occurring, and the individual option contracts were designated as highly effective cash flow hedges.

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

	September 30,	June 30,
As of	2025	2025
Other current assets
Interest rate swaps	$619	$1,442
Other assets
Interest rate swaps	42	89
Accrued expense and other current liabilities
Foreign currency option contracts, net	(6)	—
Interest rate swap	(110)	—
Other liabilities
Interest rate swaps	(3,704)	(3,885)
Total Fair Value
Foreign currency option contracts, net	$(6)	$—
Interest rate swaps	$(3,153)	$(2,354)

Notional amounts of the derivatives as of the balance sheet date were:

	September 30,
As of	2025
Interest rate swaps		$425,000
Interest rate collar		$250,000
Brazil Real-USD call options	R$	27,000
Brazil Real-USD put options	R$	(27,000)

The consolidated statements of operations and statements of comprehensive income for the periods ended September 30, 2025 and 2024 included the effects of derivatives as follows:

	Three Months
For the Periods Ended September 30	2025	2024
Foreign currency option contracts, net
Income recorded in consolidated statements of operations	$(20)	$(510)
Consolidated statement of operations - total cost of goods sold	$244,110	$176,937
Consolidated statement of operations - total selling, general and administrative expenses	$68,523	$65,796
Expense (income) recorded in comprehensive income	$6	$(137)
Interest rate swaps
Income recorded in consolidated statements of operations	$(938)	$(3,900)
Consolidated statement of operations - total interest expense, net	$12,059	$7,641
Expense recorded in comprehensive income	$799	$4,985

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

Short-term Investments

Our short-term investments consist of cash deposits with original maturity of greater than three months, but no greater than twelve months, held at financial institutions. We consider the carrying amounts of these current assets to be recorded at their fair value because of the current nature of these items.

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

Fair Value of Assets (Liabilities)

As of	September 30, 2025			June 30, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$10,000	$—	$—	$12,000	$—	$—
Short-term investments	$12,504	$—	$—	$9,000	$—	$—
Foreign currency derivatives	$—	$(6)	$—	$—	$—	$—
Interest rate swaps	$—	$(3,153)	$—	$—	$(2,354)	$—

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

Certain of our costs and assets are not directly attributable to a segment or segments, and we refer to these items as Corporate. We do not allocate Corporate costs or assets to the other segments because they are not used to evaluate the segments’ operating results or financial position. Corporate costs include certain costs related to executive management, information technology, legal, finance, human resources and business development. The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in Note 2 — Summary of Significant Accounting Policies and New Accounting Standards included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

For all segments, the CODM uses segment Adjusted EBITDA in the annual budgeting and quarterly forecasting process and considers budget-to-actual and current period to prior period variances to evaluate performance and allocate resources for each segment.

	Three Months
For the Periods Ended September 30	2025	2024
Net sales
Animal Health	$283,456	$182,523
Mineral Nutrition	62,988	59,062
Performance Products	17,449	18,847
Total segments	$363,893	$260,432

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2025	2024
Animal Health
Net sales	$283,456	$182,523
Cost of sales	172,872	108,239
Selling, general and administrative expenses (1)	47,251	41,562
Add: Depreciation and amortization	11,599	7,663
Add: Acquisition-related cost of goods sold (2)	1,117	—
Subtract: Insurance proceeds (4)	(1,177)	—
Adjusted EBITDA	74,872	40,385

Mineral Nutrition
Net sales	62,988	59,062
Cost of sales	57,284	53,887
Selling, general and administrative expenses (1)	1,715	1,929
Add: Depreciation and amortization	534	516
Adjusted EBITDA	4,523	3,762

Performance Products
Net sales	17,449	18,847
Cost of sales	13,954	14,818
Selling, general and administrative expenses (1)	2,118	2,074
Add: Depreciation and amortization	226	333
Adjusted EBITDA	1,603	2,288

Adjusted EBITDA – Total segments	$80,998	$46,435
Reconciliation of Adjusted EBITDA to income before income taxes:
Less:
Interest expense, net	12,059	7,641
Depreciation and amortization – Total segments	12,359	8,512
Depreciation and amortization – Corporate	471	492
Corporate costs	19,140	15,779
Acquisition-related cost of goods sold	1,117	—
Acquisition-related transaction costs	258	3,424
Stock-based compensation expense - named executive officer awards granted in fiscal year 2024	179	179
Phibro Forward income growth initiatives implementation costs - SG&A (3)	—	350
Insurance proceeds (4)	(3,786)	—
Foreign currency losses, net	2,934	438
Income before income taxes	$36,267	$9,620

(1)	Selling, general, and administrative expenses primarily include compensation-related expenses for employees not directly involved in the production and sale of inventory, rent expenses, research and development costs, marketing expenses, and other general and administrative expenses.
(2)	Represents cost of goods sold related to the stepped-up value of inventory obtained in acquisitions.
(3)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings.
(4)	Represents insurance settlement gains, which are recorded within selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The geographic location of property, plant and equipment, net and ROU operating lease assets was:

	September 30,	June 30,
As of	2025	2025
Property, plant and equipment, net and ROU operating lease assets
United States	$238,006	$239,874
Israel	74,069	74,403
Brazil	35,394	34,504
Ireland	25,399	25,141
Other	22,058	22,107
	$394,926	$396,029

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

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s medicated feed additive (“MFA”) portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired). The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement. Since the Acquisition, the product portfolio acquired has contributed $288.7 million to our overall net sales, of which $80.5 million was recorded in the three months ended September 30, 2025. Also included in the Acquisition are six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

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

Armed Conflicts

Israel and Hamas

Since the October 2023 attack on Israel by Hamas, there have been prolonged hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen), as well as hostilities with Iran. Although a ceasefire recently went into effect between Israel and Hamas, the situation remains fluid. The possibility of success for the ceasefire agreement between Israel and Hamas and general de-escalation of tensions in the regions remain uncertain and difficult to predict and, until resolved, may continue to cause conflict in the region.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of September 30, 2025, we had approximately 500 employees located in Israel. While we initially had some disruption to our operations at the onset of the Israel-Hamas conflict, at the current time, we have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. While the situation surrounding the ongoing conflict remains fluid, our operations in Israel have navigated numerous challenging situations over the years.

The resumption, prolonged continuation or escalation of this conflict may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations and their respective allies. The potential impact of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers. Our Israeli manufacturing facilities and local operations account for 16% of our consolidated assets as of September 30, 2025, and 17% of our consolidated net sales, for the three months ended September 30, 2025.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the twelve months ended September 30, 2025 represented approximately 1% of consolidated net sales.

We cannot know if the conflict could escalate and result in broader economic and security concerns that could adversely affect our business, financial condition, or results of operations.

Macroeconomic developments

Macroeconomic developments, such as adverse economic conditions worldwide, international conflicts, or efforts of governments to stimulate or stabilize the economy or manage trade disputes, may adversely impact our business. For example, the U.S. government has instituted or proposed changes in trade policies that include the renegotiation or termination of existing trade agreements, the imposition of higher tariffs on imports into the United States, and other government regulations affecting trade between the United States and other countries. These measures could introduce supply chain inefficiencies, challenge current trade agreements with certain nations, and affect the cost and availability of materials critical to our products. Any such tariffs, if and when enacted, and any further legislation or actions taken by the U.S. government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures could adversely impact our ability to sell products and services in our markets. Countries may, in response to any U.S. actions, adopt retaliatory or other protectionist measures that could further limit our ability to offer our products and services. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended September 30, 2025 were approximately $22 million. As of the date of the filing of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months
For the Periods Ended September 30	2025	2024	Change

	(in thousands, except per share amounts and percentages)
Net sales	$363,893	$260,432	$103,461	40%
Gross profit	119,783	83,495	36,288	43%
Selling, general and administrative expenses	68,523	65,796	2,727	4%
Operating income	51,260	17,699	33,561	* %
Interest expense, net	12,059	7,641	4,418	58%
Foreign currency losses, net	2,934	438	2,496	*
Income before income taxes	36,267	9,620	26,647	*
Provision for income taxes	9,740	2,645	7,095	*
Net income	$26,527	$6,975	$19,552	*

Net income per share
Basic	$0.65	$0.17	$0.48	*
Diluted	$0.65	$0.17	$0.48	*

Weighted average number of shares outstanding
Basic	40,534	40,504
Diluted	40,877	40,582

Ratio to net sales
Gross profit	32.9%	32.1%
Selling, general and administrative expenses	18.8%	25.3%
Operating income	14.1%	6.8%
Income before income taxes	10.0%	3.7%
Net income	7.3%	2.7%
Effective tax rate	26.9%	27.5%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

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

Segment net sales and Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2025	2024	Change

Net sales	(in thousands, except percentages)
MFAs and other	$195,198	$107,844	$87,354	81%
Nutritional specialties	48,151	42,649	5,502	13%
Vaccines	40,107	32,030	8,077	25%
Animal Health	283,456	182,523	100,933	55%
Mineral Nutrition	62,988	59,062	3,926	7%
Performance Products	17,449	18,847	(1,398)	(7)%
Total	$363,893	$260,432	$103,461	40%

Adjusted EBITDA
Animal Health	$74,872	$40,385	$34,487	85%
Mineral Nutrition	4,523	3,762	761	20%
Performance Products	1,603	2,288	(685)	(30)%
Corporate	(19,140)	(15,779)	(3,361)	21%
Total	$61,858	$30,656	$31,202	*

Adjusted EBITDA as a percentage of segment net sales
Animal Health	26.4%	22.1%
Mineral Nutrition	7.2%	6.4%
Performance Products	9.2%	12.1%
Corporate (1)	(5.3)%	(6.1)%
Total (1)	17.0%	11.8%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2025	2024	Change

	(in thousands, except percentages)
Net income	$26,527	$6,975	$19,552	*
Interest expense, net	12,059	7,641	4,418	58%
Provision for income taxes	9,740	2,645	7,095	*
Depreciation and amortization	12,830	9,004	3,826	42%
EBITDA	61,156	26,265	34,891	*
Acquisition-related cost of goods sold	1,117	—	1,117	*
Acquisition-related other	258	3,424	(3,166)	(92)%
Phibro Forward income growth initiatives - SG&A (1)	—	350	(350)	*
Stock-based compensation expense - named executive officer awards granted in fiscal year 2024	179	179	—	—%
Insurance proceeds	(3,786)	—	(3,786)	*
Foreign currency losses, net	2,934	438	2,496	*
Adjusted EBITDA	$61,858	$30,656	$31,202	*
(1)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings.

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended September 30, 2025 and 2024

Net sales

Net sales of $363.9 million for the three months ended September 30, 2025, increased $103.5 million, or 40%, as compared to the three months ended September 30, 2024. Animal Health increased $100.9 million, Mineral Nutrition increased $3.9 million and Performance Products decreased $1.4 million.

Animal Health

Net sales of $283.5 million for the three months ended September 30, 2025, increased $100.9 million, or 55%. Net sales of MFAs and other increased $87.4 million, or 81%, due to incremental revenues of $80.5 million from the MFA portfolio acquired on October 31, 2024 and increased demand for certain of our MFAs in North and South America.

Net sales of nutritional specialty products increased $5.5 million, or 13%, primarily due to increased North American demand for dairy and higher sales of microbial products.

Net sales of vaccines increased $8.1 million, or 25%, primarily due to continued growth of poultry products in Latin America, plus an increase in international demand.

Mineral Nutrition

Net sales of $63.0 million for the three months ended September 30, 2025, increased $3.9 million, or 7%, primarily due to an increase in demand for copper and trace minerals.

Performance Products

Net sales of $17.4 million for the three months ended September 30, 2025, decreased $1.4 million, or 7%, as a result of lower demand for the ingredients used in personal care products.

Gross profit

Gross profit of $119.8 million for the three months ended September 30, 2025, increased $36.3 million, or 43%, as compared to the three months ended September 30, 2024. Gross margin increased 80 basis points to 32.9% of net sales for the three months ended September 30, 2025, as compared to 32.1% for the three months ended September 30, 2024. Current period gross profit includes $1.1 million for acquisition-related cost of goods sold related to purchase accounting adjustments for the Acquisition. Excluding this purchase accounting item, gross profit increased $37.4 million, or 45%, and increased 110 basis points to 33.2% of net sales due to increased sales, favorable product mix, and an increase in average selling prices, partially offset by higher input and distribution costs.

Animal Health gross profit, excluding the purchase accounting item discussed above, increased $37.4 million due to higher sales volume, favorable product mix, and an increase in average selling prices, partially offset by higher input and distribution costs. Mineral Nutrition gross profit increased $0.5 million, driven by favorable product mix. Performance Products gross profit decreased $0.5 million primarily as a result of lower demand.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $68.5 million for the three months ended September 30, 2025, increased $2.7 million, or 4%, as compared to the three months ended September 30, 2024. SG&A for the three months ended September 30, 2025 included $0.3 million for acquisition-related costs and $0.2 million of stock-based compensation expense related to awards granted to certain named executive officers in fiscal year 2024, partially offset by $3.7 million of insurance proceeds. SG&A for the three months ended September 30, 2024 included $3.4 million for acquisition-related costs, $0.4 million of costs associated with Phibro Forward income growth initiatives, and $0.2 million of stock-based compensation expense related to awards granted to certain named executive officers in fiscal year 2024. Excluding these items, SG&A increased $10.0 million, or 16%.

Animal Health SG&A increased $6.9 million, primarily as a result of an increase in employee-related costs, due in part to support business activities related to the Acquisition. Mineral Nutrition SG&A decreased $0.2 million and Performance Products SG&A was comparable to the prior year. Corporate costs increased by $3.3 million due to higher headcount and other employee costs.

Interest expense, net

Interest expense, net of $12.1 million for the three months ended September 30, 2025 increased by $4.4 million, as compared to the three months ended September 30, 2024, due to higher debt levels associated with the financing of the Acquisition, as well as the expiration of a favorable interest rate swap agreement on $300.0 million of notional debt principal.

Foreign currency losses, net

Foreign currency losses, net for the three months ended September 30, 2025, were $2.9 million, as compared to $0.4 million of net losses for the three months ended September 30, 2024. Current year losses were driven by fluctuations in certain currencies relative to the U.S. dollar, most notably in the Argentine Peso and Israeli New Shekel.

Provision for income taxes

The provision for income taxes was $9.7 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively. The effective income tax rate was 26.9% and 27.5% for the three months ended September 30, 2025 and 2024, respectively.

The effective income tax rate in the current year was higher than our federal statutory rate of 21% due to the impact of higher Global Intangible Low-Tax Income tax expense and state and local income taxes. The provision for income taxes in the current year was also impacted by other taxes, primarily driven by a higher level of foreign income.

The effective income tax rate in the current period included among other items (i) a $0.2 million expense from changes in uncertain tax positions related to prior years, (ii) $3.8 million in insurance proceeds taxed at a lower rate and (iii) certain other charges, including acquisition transaction costs, foreign currency losses, and certain stock-based compensation, which had lower tax benefit rates. The effective income tax rate in the prior year included (i) a $0.3 million expense from changes in uncertain tax positions related to prior years and (ii) certain other charges, including acquisition transaction costs, foreign currency losses, and stock-based compensation, which had lower tax benefit rates. Excluding these items, the effective income tax rate was 25.9% and 22.8% for the three months ended September 30, 2025 and 2024, respectively.

On July 4, 2025, the U.S. Congress enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” (the “OBBBA”), also known as the “One Big Beautiful Bill Act,” which includes significant amendments to the Internal Revenue Code. The impact of this legislation was immaterial on our consolidated financial statements.

Net income

Net income of $26.5 million for the three months ended September 30, 2025 increased $19.6 million as compared to net income of $7.0 million for the three months ended September 30, 2024. Operating income increased $33.6 million primarily due to higher gross profit. Interest expense, net increased $4.4 million due to higher debt levels associated with the financing of the Acquisition and the expiration of an interest rate swap agreement. Foreign currency losses, net increased by $2.5 million. Income tax expense increased by $7.1 million.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income, as reported under GAAP, to adjusted net income, is as follows:

	Three Months
For the Periods Ended September 30	2025	2024	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income to Adjusted Net Income
Net income	$26,527	$6,975	$19,552	*
Adjustments
Acquisition-related items, net of income tax (1)	3,508	4,500	(992)	(22)%
Certain items, net of income tax (1)	(2,736)	1,907	(4,643)	*
Foreign currency losses, net of income tax (1)	2,350	356	1,994	*
Certain income tax items (1)	198	338	(140)	(41)%
Total adjustments, net of income tax	3,320	7,101	(3,781)	(53)%
Adjusted net income	$29,847	$14,076	$15,771	*

(1)	See table titled “Items Excluded from Adjusted Net Income” below for further details.

A reconciliation of reported diluted earnings per share, as reported under GAAP, to non-GAAP adjusted diluted EPS is:

	Three Months
For the Periods Ended September 30	2025	2024	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$0.65	$0.17	$0.48	*
Adjustments
Acquisition-related items, net of income tax	0.09	0.11	(0.02)	(18)%
Certain items, net of income tax	(0.07)	0.05	(0.12)	*
Foreign currency losses, net of income tax	0.06	0.01	0.05	*
Certain income tax items	—	0.01	(0.01)	*
Adjustments EPS, diluted	0.08	0.18	(0.10)	(56)%
Adjusted EPS, diluted	$0.73	$0.35	$0.38	*

Items excluded from adjusted net income consisted of:

	Three Months
For the Periods Ended September 30	2025	2024

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related cost of goods sold	$1,117	$—
Acquisition-related depreciation in cost of goods sold (1)	1,600	—
Acquisition-related intangible amortization in cost of goods sold	1,113	1,651
Acquisition-related intangible amortization in SG&A	596	611
Acquisition-related transaction costs in SG&A	258	3,424
Acquisition-related items - income taxes	(1,176)	(1,186)
Total acquisition-related items, net of income taxes	3,508	4,500

Certain items
Stock-based compensation expense - named executive officer awards granted in fiscal year 2024	179	179
Phibro Forward income growth initiatives - SG&A	—	350
Insurance proceeds	(3,786)	—
Refinancing expense	—	1,960
Certain items - income taxes	871	(582)
Total certain items, net of income taxes	(2,736)	1,907

Foreign currency losses, net
Foreign currency losses, net	2,934	438
Foreign currency losses, net - income taxes	(584)	(82)
Total foreign currency losses, net, net of income taxes	2,350	356

Certain income tax items
Changes in uncertain tax positions and certain other items	198	338
Total certain income tax items	198	338

Total adjustments, net of income taxes	$3,320	$7,101
(1)	Represents acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets.

Analysis of financial condition, liquidity and capital resources

Net increase (decrease) in cash and cash equivalents was as follows:

	Three Months
For the Periods Ended September 30	2025	2024	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$9,302	$12,622	$(3,320)
Investing activities	(21,014)	(2,930)	(18,084)
Financing activities	16,335	(29,197)	45,532
Effect of exchange-rate changes on cash and cash equivalents	107	729	(622)
Net increase (decrease) in cash and cash equivalents	$4,730	$(18,776)	$23,506

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $9.3 million of net cash for the three months ended September 30, 2025. Cash provided by net income, adjusted for the non-cash items, including depreciation and amortization, was $42.8 million. Cash used in the ordinary course of business from changes in operating assets and liabilities was $33.5 million. Accounts receivable provided $11.4 million of cash due to the timing of collection of sales proceeds. Inventories used $26.2 million of cash due to increased quantities on hand due to timing of inventory purchases and forecasted future demand. Accounts payable used $4.6 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities used cash of $13.7 million, primarily due to incentive compensation payments.

Investing activities

Investing activities used $21.0 million of net cash for the three months ended September 30, 2025. Capital expenditures were $13.8 million, as we continued to invest in expanding production capacity and productivity improvements. Purchases of our short-term investments used $12.5 million in cash, and maturities of our short-term investments provided $9.0 million in cash. Investing activities for the three months ended September 30, 2025 included funding of $5.0 million of investments and loans for strategic partnerships and the receipt of proceeds of $1.6 million from a corporate-owned life insurance policy.

Financing activities

Financing activities provided $16.3 million of net cash for the three months ended September 30, 2025. Net revolver borrowings on our credit facility provided $28.0 million in cash. We paid $4.9 million in dividends to holders of our Class A common stock and Class B common stock. We also paid $4.1 million in scheduled quarterly principal payments on long-term debt and $2.7 million in financed insurance premiums during the three months ended September 30, 2025.

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under the 2024 Credit Facility, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2024 Credit Facilities based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including armed conflicts between Israel and Hamas (and broader military conflict in the region) and between Russia and Ukraine. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources are as follows:

	September 30,	June 30,
As of	2025	2025

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$85,273	$77,039
Working capital	498,831	456,344
Ratio of current assets to current liabilities	2.98:1	2.65:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of September 30, 2025, we had $115.0 million in outstanding borrowings under the 2024 Revolver and had outstanding letters of credit and other commitments of $2.9 million, leaving $192.1 million available for further borrowings and letters of credit, subject to restrictions in our 2024 Credit Facilities.

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. On November 4, 2025, our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on December 17, 2025, to stockholders of record at the close of business on November 26, 2025. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of September 30, 2025, our cash and cash equivalents and short-term investments included $84.6 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of September 30, 2025, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance, and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We calculate adjusted net income as net income (loss) plus (i) acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets, acquisition-related intangible amortization and other acquisition-related items, (ii) certain items we consider to be unusual, non-operational or non-recurring, including certain stock-based compensation awards, (iii) foreign currency (gains) losses, as separately reported on our consolidated statements of operations, and (iv) the income tax effect of pre-tax income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income divided by the diluted weighted average number of shares. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net income (loss).

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended June 30, 2025 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on August 27, 2025. There have been no significant changes in our critical accounting estimates since June 30, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent, including limitation of use related to implementation and compliance with Food and Drug Administration (“FDA”) Guidance 273 (as defined below) and similar initiatives, in other larger production markets globally;
●	the potential FDA withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;

●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as armed conflicts between Israel and Hamas (and potential broader military conflict in the region) and between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including terrorist attacks on Israel by Hamas or Hezbollah;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy, including any new or increased tariffs or retaliatory measures in response to such modification, may negatively impact our profitability and may harm our food animal product customers;
●	our ability to successfully integrate acquired businesses, including the medicated feed additive product portfolio, certain water-soluble products and related assets, which we acquired from Zoetis Inc.;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of breaches of data security and cybersecurity attacks;
●	risks related to the use of artificial intelligence (“AI”) in our business;
●	our dependence on sophisticated information technology and infrastructure;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of our Annual Report.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. We use, from time to time, foreign currency contracts, interest rate swaps, and interest rate collars as a means of hedging exposure to foreign currency risks and fluctuating interest rates, respectively. We do not utilize derivative instruments for trading or speculative purposes. We do not hedge our exposure to market risks in a manner that eliminates the effects of changing market conditions on earnings, cash flows and fair values. We monitor the financial stability and credit standing of our major counterparties.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2025.

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

Phibro Animal Health Corporation

November 5, 2025	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

November 5, 2025	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer